Form 10-Q
period 1994-03-31
COEUR D ALENE MINES CORP
filed 1994-05-13
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.
                           _________________

                                FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                   OR

  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                     Commission File Number:  1-8641


                     COEUR D'ALENE MINES CORPORATION
         (Exact name of registrant as specified on its charter)

             IDAHO                                     82-0109423

(State or other jurisdiction of              (I.R.S. Employer Ident. No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                          83816
(Address of principal executive                         (Zip Code)
 offices)

Registrant's telephone number, including area code:    (208) 667-3511



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
NO
                        _________________________

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 15,354,627 shares were issued and outstanding as of May 10, 1994.

                     COEUR D'ALENE MINES CORPORATION

                                  INDEX



                                                           Page No.


PART I.       Financial Information:


Item 1.   Financial Statements
          Consolidated Balance Sheets --                     3-4
          March 31, 1994 and December 31, 1993


          Consolidated Statements of Operations --           5-6
          Three Months Ended March 31, 1994 and 1993


          Consolidated Statements of Cash Flows --           7-8
          Three Months Ended March 31, 1994 and 1993


          Notes to Consolidated Financial Statements        9-11




Item 2.   Management's Discussion and Analysis of          12-15
          Financial Condition and Results of Operations



PART II.      Other Information.                              15


Item 6.   Exhibits and Reports on Form 8-K                    15



SIGNATURES



                                                              UNAUDITED




                     COEUR D'ALENE MINES CORPORATION
                         (An Idaho Corporation)
                          Coeur d'Alene, Idaho

                       CONSOLIDATED BALANCE SHEETS

ASSETS                                    March 31,       December 31,
                                            1994              1993

CURRENT ASSETS
  Cash and cash equivalents             $ 27,076,924      $ 14,678,097
  Short term investments                 147,384,045        70,221,106
  Receivables                              7,745,035         7,757,910
  Refundable income taxes                  2,180,891         1,924,065
  Inventories                             33,839,026        34,670,469
         Total Current Assets            218,225,921       129,251,647

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment           82,715,422        81,007,505
  Less accumulated depreciation           37,098,626        35,310,111
                                          45,616,796        45,697,394

MINING PROPERTIES
  Operational mining properties           91,370,967        90,120,998
  Less accumulated depletion              34,540,473        33,125,461
                                          56,830,494        56,995,537
  Developmental properties                86,158,053        83,536,738
                                         142,988,547       140,532,275


OTHER ASSETS
  Funds held in escrow                     2,270,695         2,270,695
  Notes receivable                           210,874           355,069
  Debt issuance costs, net of
    accumulated amortization               8,780,723         4,708,372
  Marketable equity securities             2,664,341         2,422,416
  Other                                    1,631,347           470,469
                                          15,557,980        10,227,021
                                        $422,389,244      $325,708,337

                                                              UNAUDITED

                     COEUR D'ALENE MINES CORPORATION
                         (An Idaho Corporation)
                          Coeur d'Alene, Idaho

                       CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY       MARCH 31,       DECEMBER 31,
                                             1994             1993


CURRENT LIABILITIES
  Accounts payable                      $  1,372,278      $  1,946,273
  Accrued liabilities                      3,571,455         5,265,232
  Cash dividends payable                   2,303,194
  Accrued interest payable                 5,213,960         2,008,851
  Accrued salaries and wages               3,470,327         2,898,486
  Accrued litigation settlement            5,875,000         5,875,000
  Accrued environmental settlement         1,230,000         1,230,000
  Reserve for mine closure                   407,916           494,800
  Current portion of obligations under
    capital leases                         1,934,148         1,899,771
         Total Current Liabilities        25,378,278        21,618,413

OTHER LIABILITIES
  6% Subordinated Convertible Debentures  50,000,000        50,000,000
  7% Subordinated Convertible Debentures  75,000,000        75,000,000
  6 3/8% Subordinated Convertible Debentures 100,000,000
  Obligations under capital leases         3,737,292         4,233,913
  Other long-term liabilities              4,410,189         2,325,764
  Deferred income taxes                    1,552,438         1,681,542
       Total Long-Term Liabilities       234,699,919       133,241,219

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value per
    share authorized 10,000,000 shares,
    none outstanding
  Common Stock, $1.00 par value per share--
    authorized 60,000,000 shares, issued
    16,413,080 and 16,394,302 shares
    (including 1,058,453 shares held
    as treasury stock)                    16,413,080        16,394,302
  Capital surplus                        179,101,154       181,038,631
  Accumulated deficit                    (15,698,241)      (13,100,942)
  Repurchased and Nonvested Shares       (13,448,422)      (13,483,286)
  Unrealized gains (losses) on
    investment securities                 (4,056,524)
                                         162,311,047       170,848,705
                                        $422,389,244      $325,708,337

See notes to consolidated financial statements.


                                                      UNAUDITED
                     COEUR D'ALENE MINES CORPORATION
                         (An Idaho Corporation)
                          Coeur d'Alene, Idaho


                  CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended March 31, 1994 and 1993

                                            1994               1993

INCOME
  From mine operations:
    Sale of concentrates and dore'      $ 20,209,582      $ 9,660,518
    Less cost of mine operations          17,530,160        9,154,466
       Gross Profits                       2,679,422          506,052

  From manufacturing operations:
    Sale of industrial products            2,685,916        2,320,344
    Less cost of manufacturing             2,509,563        2,095,411
       Gross Profits                         176,353          224,933


OTHER INCOME
  Interest and other                       1,586,222        1,281,593
       Total Income                        4,441,997        2,012,578


EXPENSES
  Administration                           1,590,709          976,061
  Accounting and legal                       420,940          583,614
  General corporate                        1,367,106          940,942
  Interest                                 2,504,582        1,485,947
  Mining exploration                         736,324          501,272
  Idle facilities                            412,344          642,339
       Total Expenses                      7,032,005        5,130,175


LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING                           (2,590,008)      (3,117,597)
    Provision (benefit) for
      income taxes                             7,291       (1,136,914)
LOSS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING                  (2,597,299)      (1,980,683)
    Cumulative effect of a change
      in accounting method                                  5,181,188
NET INCOME (LOSS)                       $ (2,597,299)     $ 3,200,505

                                                              UNAUDITED

                     COEUR D'ALENE MINES CORPORATION
                         (An Idaho Corporation)
                          Coeur d'Alene, Idaho


                  CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended March 31, 1994 and 1993

                                            1994               1993

EARNINGS PER SHARE DATA


Earnings per share data:

  Weighted average number
    of shares of Common Stock
    and equivalents used in
    calculation                          15,338,770        15,317,568

  Loss per share before cumulative
    effect of change in accounting
    method                              $      (.17)      $      (.13)

  Cumulative effect of a change in
    accounting method                   $                         .34

      NET INCOME (LOSS) PER SHARE       $      (.17)      $       .21


Fully diluted earnings per share data:

    Weighted average number of shares
      assuming full dilution                               21,929,686

    Loss per share before cumulative
      effect of change in
      accounting method                                          (.05)

    Cumulative effect of a change
      in accounting method                                        .24

      FULLY DILUTED NET INCOME PER SHARE                  $       .19

Cash dividends per share                $        .15      $       .15


See notes to consolidated financial statements.                                                                 UNAUDITED

                                                                UNAUDITED


                     COEUR D'ALENE MINES CORPORATION
                         (An Idaho Corporation)
                          Coeur d'Alene, Idaho

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three months ended March 31, 1994 and 1993


                                            1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                     $(2,597,299)      $ 3,200,505

  Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Depreciation, depletion and
      amortization                        4,405,152         1,496,292
    Cumulative adjustment FAS 109                          (5,181,188)
    Deferred income taxes                  (129,104)       (1,169,676)
    Loss on disposition of
      fixed assets and securities           125,445            46,771
  Change in operating assets and
      liabilities:
    Accounts receivable                    (269,624)         (189,186)
    Inventories                             706,783        (1,349,509)
    Accounts payable and
      accrued liabilities                 1,642,620         2,624,801

      NET CASH PROVIDED BY (USED
       IN) OPERATING ACTIVITIES         $ 3,883,973       $  (521,190)

                                                              UNAUDITED



                  CONSOLIDATED STATEMENTS OF CASH FLOW
               Three months ended March 31, 1994 and 1993

                                            1994              1993

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property, plant,
    and equipment                       $   (970,987)     $ (2,667,104)
  Purchase of debt and equity securities (82,051,395)      (56,030,047)
  Proceeds from sales of debt and
    equity securities                        165,613
  Proceeds from sale of assets               102,277            70,707
 Expenditures on developmental properties  (2,621,315)     (2,185,752)
  Expenditures on operational mining
     properties                           (1,150,914)
  Proceeds from (expenditures on)
    other assets                            (220,955)           57,625
      NET CASH USED IN
      INVESTING ACTIVITIES               (86,747,676)      (60,754,571)


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from offering of 6 3/8%
    Convertible Subordinated Debentures
    Due 2004 (net of offering costs)      95,724,774
  Retirement of obligations under
    capital leases                          (462,244)         (432,922)

      NET CASH PROVIDED BY (USED
       IN) FINANCING ACTIVITIES           95,262,530          (432,922)

      INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                12,398,827       (61,708,683)

Cash and cash equivalents at beginning
  of year                                 14,678,097       134,106,948

  CASH AND CASH EQUIVALENTS AT
    MARCH 31, 1994 AND 1993             $ 27,076,924      $ 72,398,265

See notes to consolidated financial statements.
                                                              UNAUDITED

                                                        UNAUDITED

                    Coeur d'Alene Mines Corporation
                            and Subsidiaries
               Notes to Consolidated Financial Statements



NOTE A:  Inventories are composed of the following:


                                          MARCH 31,       DECEMBER 31,
                                            1994              1993

  Mining:
    Ore in process and on leach pads    $27,364,516       $27,958,186
    Dore' inventory                       1,659,521         1,947,294
    Supplies                              3,074,739         3,356,544
                                         32,098,776        33,262,024


  Manufacturing:
    Raw materials                         1,052,747           755,206
    Finished goods                          687,503           653,239
                                        $33,839,026       $34,670,469

     Inventories of ore on leach pads are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching process. Dore' inventory includes product at the mine site and product held by refineries.

NOTE B:

     Effective January 1, 1994, the Company changed its method of accounting for debt and equity securities by adopting Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 requires the use of fair value accounting. The Company has classified its short term investments and marketable securities as available for sale, according to the provisions of the new pronouncement. Accordingly, unrealized holding gains and losses on such securities is excluded from earnings and reported as a separate component of shareholders' equity until realized.


NOTE C:

     On April 30, 1993, the Company acquired for approximately $54 million in cash, Cyprus Gold New Zealand, Limited. The acquisition has been accounted for as a purchase. The following consolidated results of the Company's operations assume that the acquisition took place at the beginning of the period presented.

                                             3 Months Ended
     (In thousands except for                March 31, 1993
     per share amounts)
          Revenues                            $17,312
          Net loss before cumulative
               effect of change in
               accounting                     $(3,154)

          Net income                          $ 2,027
          Earnings per share data:
          Loss per shareholder before
               cumulative effect of
               change in accounting           $  (.21)

          Net income per share                $   .13


NOTE D:

     During the first quarter, the Company effected an offering of $100 million ($96,750,000 net to the Company after underwriter discount) of 6 3/8% Convertible Subordinated Debentures Due 2004 which are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $26.20 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures have no other funding requirements until maturity. The debentures mature January 31, 2004.


NOTE E:

     Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. The Statement also contains new requirements regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of Coeur Rochester, Inc. acquired in 1986 and CDE Chilean Mining Corp. acquired in 1989 to reflect the gross purchase value previously reported net-of-tax.

     The cumulative effect of the accounting change on prior years at January 1, 1993 is a non-recurring gain of $5,181,188, or $.34 per share, is included in the accompanying Consolidated Statement of Operations for the three months ended March 31, 1993. Other than the cumulative effect, the accounting change had no material effect on the results for the three months and six months ended June 30, 1993.

     The Company's first quarter tax expense results from state tax liabilities due to operating losses incurred. There is no provision for Federal income taxes in the first quarter of 1994.


NOTE F:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.


NOTE G:

     Other than as stated in the notes above, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the results of operations of the periods shown.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional political and economic conditions, and other factors. The Company's Rochester Mine, which it wholly owns and operates, and the Golden Cross Mine, in which the Company has an 80% operating interest, currently are generating positive cash flow from operations and are the Company's only mining properties currently in operation. The Company plans to continue to operate those mines so long as they continue to generate positive cash flow from operations.

     The depressed level of silver prices led to the suspension of mining activity at the Galena Mine in July 1992 (during which month the average price of silver was $3.95 per ounce) and at the Coeur Mine in April 1991 (during which month the average price of silver was $3.97 per ounce).
Any resumption of mining at those mines, which the Company does not believe will be considered unless the market price of silver exceeds $6.00 per ounce, will require the affirmative decision of Asarco, Incorporated, the operator of those mines, to recommence operations there. The market price of silver (as reported by Handy and Harmon) on May 11, 1994 was $5.435 per ounce.

     The Company plans to continue its developmental activities at the Kensington and Fachinal Properties. Although the Company believes operation of the Fachinal Property is economically feasible at current gold and silver prices, a decision to proceed will not be made until a final feasibility study is completed (expected in late May or early June
1994) and such study demonstrates the project's economic viability. A production decision relating to the Kensington Property is subject to the approval by the Company and its joint venture partner, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on May 11, 1994 was $380.50 per ounce.

     The Company plans, in connection with its evaluation of potential acquisition candidates, to focus primarily upon mining properties and businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations.

     The Company incurred net losses in each of the past five years and the first quarter of 1994. The Company is unable to ascertain or reasonably project whether and the extent to which its production of precious metals and the market prices thereof will increase and, therefore, whether or when profitable operations will resume.

RESULTS OF OPERATIONS

Sales and Gross Profits

     Sales of concentrates and dore' increased by $10,549,064, or 109%, for the first quarter of 1994 over the same quarter of 1993 and was primarily attributable to increased production as a result of the acquisition of the Golden Cross Mine on April 30, 1993, and an increase in metals prices. Silver and gold prices averaged $5.28 and $384.30 per ounce, respectively, in the first quarter of 1994 compared with $3.66 and $329.47 per ounce, respectively, in the first quarter of 1993. In the first quarter of 1994, the Company produced 1,510,396 ounces of silver and 31,577 ounces of gold compared to 1,336,369 ounces of silver and 17,147 ounces of gold in the first quarter of 1993. The increase in silver production is primarily due to increased production at the Company's Rochester Mine in the first quarter of 1994.

     The cost of mine operations for the first quarter of 1994 increased by $8,375,694, or 91%, above the prior year's comparable quarter and is primarily attributable to the acquisition of the Golden Cross Mine. Higher than normal production costs were incurred at the Golden Cross Mine, which experienced a wetter than expected January and an anticipated, temporary reduction in ore grade from the open pit mine.
The sales of manufactured products, which consist of lightweight flexible hose and duct and metal tubing, increased by $365,572, or 16%, in the first quarter of 1994 above the first quarter of 1993. Cost of manufacturing increased by $414,152, or 20%, compared with the first quarter of 1993. As a result of the above, gross profits from mine operations increased by $2,173,370, or 429%, and gross profits from manufacturing declined by $48,580, or 22%, in the first quarter of 1994 from the prior year's first quarter.

Other Income

     Other income increased by $304,629, or 24%, for the first quarter of 1994 compared to the first quarter of 1993. The difference is primarily the result of an increase in the level of the Company's cash and securities portfolio.

Expenses

     For the first quarter of 1994, total expenses increased by $1,901,830, or 37%, above the prior year's comparable quarter. The increase is primarily due to (i) an increase in interest expense of $1,018,635 primarily resulting from the issuance of $100 million principal amount of 6 3/8% Convertible Subordinated Debentures in January and February 1994, and (ii) increases in administrative, general corporate and mining exploration expenses.

Income (Loss) Before Taxes and Accounting Change

     As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $2,590,008 for the first quarter of 1994 compared to a loss before income taxes and the cumulative effect of a change in accounting of $3,117,597 for the first quarter of 1993. The Company reported income tax expense (benefit) for the first quarter of 1994 of $7,291 compared to $(1,136,914) for the same period of 1993. As a result, the Company reports a loss before the cumulative effect of a change in accounting of $2,597,299, or $.17 per share, for the first quarter of 1994 compared with $1,980,683, or $.13 per share, for the 1993's comparable quarter.

Change in Accounting

     Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting the mandatory Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. The cumulative effect of the accounting change on prior years at January 1, 1993, results in a non-recurring gain of $5,181,188, or $.34 per share, and is included in the accompanying Consolidated Statement of Operations for the three months ended March 31, 1993. Other than the cumulative effect, the accounting change had no material effect on the results for the March 31, 1993 quarter.

Net Income

     As a result of the above, the Company reports a net loss of $2,597,299, or $.17 per share, for the first quarter of 1994 compared with net income of $3,200,505, or $.21 per share, for the first quarter of 1993.

     The Company has three convertible subordinated debenture issues.
In the first quarter of 1993, these debentures are assumed to be converted into common shares because the effect of such conversion upon earnings per share is dilutive. As a result, the Company reports fully diluted loss per share of $(.05) before the cumulative effect of a change in accounting, and $.24 resulting from the change in accounting, for a total fully diluted income per share of $.19. For the first quarter of 1994, the assumed conversion of the debentures would have an antidilutive effect upon earnings per share and, therefore, fully diluted per share data for that quarter is not presented.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at March 31, 1994 was approximately $192.8 million compared to $107.6 million at December 31, 1993. The ratio of current assets to current liabilities was 8.6 to 1 at March 31, 1994, compared with 6.0 to 1 at December 31, 1993.

     The increase in the Company's working capital at March 31, 1994 compared to December 31, 1993 is primarily attributable to the Company's sale in January and February 1994 of an aggregate of $100,000,000 principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 (the "Debentures"). The Debentures were issued by the Company in connection with an offering to "qualified institutional buyers" as defined in Rule 144A under the Securities Act and to certain non-U.S. persons in reliance upon Regulation S under the Securities Act. The Company plans to use the approximately $95.7 net proceeds from such offering for general corporate purposes, including the possible acquisition of, or investment in, additional precious metals mines, properties or businesses, and for possible developmental activities on new or existing mining properties. The Company's acquisition efforts are primarily focused upon operating precious metals mines and precious metals properties or businesses that are expected to become operational in the near future. The Company currently is engaged in the review and investigation of opportunities for expansion of its business through acquisitions, investments or other transactions. Presently, however, there are no agreements or understandings relating to any specific acquisitions or investments. The Company invested the proceeds of the above offering in interest-bearing marketable securities and money market obligations, and plans to continue such investments pending the use of the proceeds of that offering as discussed above.

     Net cash provided by (used in) operating activities for the first quarter of 1994 was $3,883,973 compared with $(521,190) for the first quarter of 1993. A total of $86,747,676 of cash was used in investing activities in the first quarter of 1994, compared to $60,754,571 in the first quarter of 1993. Of the $86,747,676 used in investing activities in the first quarter of 1994, $82.1 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities provided $95,262,530 of cash during the first quarter of 1994 compared with $432,922 used in financing activities for the first quarter of 1993. As a result of the above, the Company's net cash increase (decrease) for the first quarter of 1994 was $12,398,827 compared with $(61,708,683) for the first quarter of 1993.

     In view of the recent, significant increase in the Company's capital resources described above, the Company plans to terminate its $38 million revolving line of credit agreement with a syndicate of banks, under which the Company is required to pay an annual commitment fee of .375% of the unused balance of the line. No borrowings have ever been effected by the Company under that agreement.

     For the quarters ended March 31, 1994 and 1993, the Company expended $461,210 and $225,842, respectively, in connection with environmental compliance activities at its operating properties. At March 31, 1994, the Company had expended a total of approximately $4.2 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

PART II.  Other Information.


Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

  (b)     Reports on Form 8-K

          None

           COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                              EXHIBIT 11

         STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                                    Three Months Ended
                                                     March 31

                                            1994              1993
Primary Earnings Per Share:
  Average shares outstanding             15,338,770       15,317,568
  Net effect of dilutive stock
     options-based on the treasury
     stock method using average
     market price
                                         15,338,770       15,317,568

  Net Income                            $(2,597,299)     $(1,980,683)
  Cumulative effect of FAS 109                             5,181,188
  Adjusted net income                   $(2,597,299)     $ 3,200,505
  Earnings before cumulative
     effect of FAS 109                  $      (.17)     $     (0.13)
  Cumulative effect of FAS 109                                  0.34
  Per share amount                      $      (.17)     $      0.21

Fully Diluted Earnings Per Share:
  Average shares outstanding                              15,317,568
  Net effect of dilutive stock
       options-based on the treasury
       stock method using average
       market price
     Assumed conversion of 6%
       convertible bonds                                   1,883,240
     Assumed conversion of 7%
       convertible bonds                                   4,728,878
                                                          21,929,686

  Net Income                                              (1,980,683)
  Add 6% convertible bond
     interest net of federal
     income tax effect                                       521,994
  Add 7% convertible bond
     interest net of federal
     income tax effect                                       925,479
  Less excess capitalized interest
     over actual interest expense                           (466,883)
  Cumulative effect of FAS 109                             5,181,188
  Adjusted net income                                    $ 4,181,095
  Earnings before cumulative
     effect of FAS 109                                         (0.05)
  Cumulative effect of FAS 109                                  0.24
  Per share amounts                                             0.19


                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               COEUR D'ALENE MINES CORPORATION
                                              (Registrant)




Dated May 12, 1994                /s Dennis E. Wheeler
                                  DENNIS E. WHEELER
                                  Chairman, President and
                                  Chief Executive Officer




Dated May 12, 1994                /s James A. Sabala
                                  JAMES A. SABALA
                                  Senior Vice President
                                  (Principal Financial and
                                  Accounting Officer)