Form 10-K/A
period 1993-12-31
COEUR D ALENE MINES CORP
filed 1994-05-25
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                               FORM 10-K/A No. 1

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended
December 31, 1993

                   COEUR D'ALENE MINES CORPORATION
            (Exact name of Registrant as specified in its charter)

          Idaho                  1-8641          82-0109423
(State or other jurisdiction   (Commission     (IRS Employer
      of incorporation)        File Number)    Identification
                                                 Number)

              505 Front Avenue
           Coeur d'Alene, Idaho                   83814
 (Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code: (208) 667-3511

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1991, as set forth in the pages attached hereto:

            Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operat-
            ions), Item 8 (Financial Statements and Sup-plementary Data), Item 14(a)(1) (Financial
            Statements) and Item 14(c) (Exhibits).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Date: May 24, 1994             By: JAMES A. SABALA
                                   James A. Sabala
                                          Senior Vice President and
                                            Chief Financial Officer

                        COEUR D'ALENE MINES CORPORATION

                         AMENDMENT NO. 1 TO FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1993


      The Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K") of Coeur d'Alene Mines Corporation (the
"Company") is hereby revised as set forth in this Amendment No. 1
(the "Amendment") to the Form 10-K.

                                    PART II


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

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

     The depressed level of silver prices led to the suspension of mining activity at the Galena Mine in July 1992 (during which month the average price of silver was $3.95 per ounce) and at the Coeur Mine in April 1991 (during which month the average price of silver was $3.97 per ounce). The Company does not believe the operator of the Coeur and Galena Mines will consider the recommencement of operations at those mines in the absence of an increase in silver prices above currently prevailing levels.

     The Company plans to continue its developmental activities at the Kensington and Fachinal Properties. Although the Company believes operation of the Fachinal Property is economically feasible at current gold and silver prices, a decision to proceed will not be made until a recently commenced final feasibility study is completed (expected in May 1994) and such study demonstrates the project's economic viability. A production decision relating to the Kensington Property is subject to the approval by the Company and its joint venture partner, a market price of gold of at least $400 per ounce and the receipt of certain required permits.

     Because the Company's exploration expenses are discretionary in nature, they could be curtailed in the event of prolonged adverse metals price cycles. The Company will continue to carefully monitor both its operating and administrative costs and expenses in connection with its mining as well as manufacturing operations with a view toward increasing operating efficiency and cash flow.

     The Company plans, in connection with its evaluation of potential acquisition candidates, to focus primarily upon mining properties and businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations.

     As stated above, the Company incurred net losses in each of the past five years. Although such losses include non-recurring write-offs, the Company is unable to ascertain or reasonably project whether and the extent to which its production of precious metals and the market prices thereof will increase and, therefore, whether or when profitable operations will resume.


Results of Operations - 1993 Compared to 1992

  Sales and Gross Profits

     Sales of concentrates and dore in 1993 increased by $26,575,500, or 64%, over 1992. The increase is primarily attributable to an increase in gold production and increases in metal prices. Silver and gold prices averaged $4.30 and $359.77 per ounce, respectively, in 1993 compared to $3.94 and $343.73 per ounce, respectively, in 1992. During 1993, the Company produced 6,119,219 ounces of silver and 123,310 ounces of gold compared to 6,254,273 ounces of silver and 56,638 ounces of gold in 1992. The decrease in silver production is due to the temporary closure of the Galena Mine in July 1992. The Galena Mine contributed 822,904 ounces of silver production during 1992. The increase in gold production is due to the Company's acquisition of an 80% interest in the Golden Cross Mine effective April 30, 1993. The Company's 80% interest in Golden Cross Mine production in 1993 amounted to 56,898 ounces of gold and 175,325 ounces of silver.

  The cost of mine operations in 1993 increased by $21,974,182, or 58%, over 1992 and is primarily due to the acquisition of the Golden Cross Mine in 1993. Gross profit from mine operations increased by $4,601,318, or 128%, in 1993 from 1992. Mine operations gross profit as a percent of sales increased to 12.0% in 1993 compared to 8.7% in 1992. The increase was primarily attributable to the increases in silver and gold prices in 1993 from the prior year.

  Sales of industrial products in 1993 increased by $84,116, or .8%, compared to 1992. Cost of manufacturing increased by $101,134, or 1.1%, in 1993, compared to the prior year. As a result, gross profit from manufacturing for 1993 decreased by $17,018, or 1.5%, compared to 1992.

  Expenses

     Total expenses in 1993 increased by $17,429,334, or 123%, over the prior year. The increase is primarily due to non-recurring write-offs of $9,373,564, or $.61 per share ($.49 per share net of taxes), effected in the third quarter of 1993. The write-offs include a one time provision for litigation settlement of $5,875,000, resolution of an environmental matter of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564. The increase is also attributable to an increase in interest expense of $4,267,802, which is related to the issuance of $75 million principal amount of 7% Convertible Subordinated Debentures in December 1992, and increases in accounting and legal expenses of $1,641,235, idle facilities expense of $769,902, corporate expenses of $617,067 and administrative expenses of $485,501.


  Non-recurring Charges

     On November 12, 1993, the Company's Board of Directors approved the proposed settlement of Kassover v. Coeur d'Alene Mines Corporation (the "Lawsuit"), the class action originally filed in November 1990 and amended in March 1991 alleging violations of the federal securities laws and common law primarily in connection with the Company's public offering of common stock in September 1990. The proposed settlement calls for the Company to (i) issue to the class members common stock of the Company having a fair market value of $4 million based on the average closing sale price of the common stock on the New York Stock Exchange during the five trading days immediately preceding the court hearing to be held in connection with the settlement and (ii) pay $1,875,000 in cash.
The Company expects the settlement will be effected in late 1994 and that upon issuance, the shares to be issued in the settlement (based on the closing sale price of the Common Stock reported on the New York Stock Exchange Composite Tape on March 4, 1994) would constitute approximately 1.3% of the Company's presently outstand-ing shares of Common Stock. The Board's decision reflects its desire to avoid the continuing substantial costs and expenses associated with the Lawsuit and the inherent uncertainties of litigation. Accordingly, the Company has recorded a litigation settlement expense of $5,875,000 in the third quarter of 1993. As of December 21, 1993, the Company and counsel for the plaintiff entered into a Stipulation relating to the settlement. The Company has consistently denied any liability or wrongdoing in connection with the suit. The settlement is subject to approval by the plaintiff class members and the court.

     The Company knows of no material environmental liabilities to which it currently is subject. During October 1993, the Company and Callahan negotiated a tentative settlement agreement with the U.S. Environmental Protection Agency (the "EPA") and a group of other companies that are potentially responsible parties ("PRPs") in connection with the Bunker Hill Superfund site. The Company and Callahan were notified in February 1990 by the EPA that they were PRPs in connection with that site, where the EPA claims there is a need for cleanup action under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"). The negotiated settlement agreement calls for the

Company and Callahan to pay a total of $1,230,000 to a group of other PRPs in order to remove the Company and Callahan from any additional cleanup liability relating to the site. Accordingly, the Company recorded a non-recurring environmental settlement expense of $1,230,000 during the third quarter of 1993. For additional information regarding the Bunker Hill Superfund site, see "Liquidity and Capital Resources--Bunker Hill Superfund Site" below.

     During September 1993, the Company commenced foreclosure proceedings upon the collateral underlying two delinquent collater-alized promissory notes, the recorded principal and accrued interest on which amounted to $2,268,564. The notes originally were acquired by a corporation that merged with the Company in 1988. Demand for payment had been made without satisfaction and the Company discontinued accruing interest on the notes in October 1991. As a result of the institution of the foreclosure proceed-ings and the Company's inability to ascertain what amounts, if any, may be realized therefrom, the Company effected a non-recurring write-off of uncollectible notes receivable of $2,268,564 in the third quarter of 1993.

  Income (Loss) Before Taxes and Accounting Change

     As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $16,720,820 in 1993, compared to $4,506,391 in 1992. The benefit for income taxes amounted to $3,430,760 in 1993, compared to $3,747,136 in 1992. The Company reported a net loss before the cumulative effect of a change in accounting of $13,290,060, or $.87 per share, in 1993, compared to $759,255, or $.05 per share, in 1992.

  Change in Accounting

     Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting the mandatory Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recogniz-ing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carry forwards. The cumulative effect of the accounting change on prior years at January 1, 1993, results in a non-recurring gain of $5,181,188, or $.34 per share, and is included in the results of operations for 1993.

  Net Income (Loss)

     The Company reported a net loss of $8,108,872, or $.53 per share, in 1993, compared to a net loss of $759,255, or $.05 per share, in 1992.

Results of Operations - 1992 Compared to 1991

  Sales and Gross Profits

     Sales of concentrates and dore' decreased by $7.6 million, or 16%, in 1992 compared with 1991 and was primarily attributable to a decrease in metal prices and a decrease in the Company's silver and gold production.

     In 1992, the Company produced approximately 6,254,273 ounces of silver and approximately 56,638 ounces of gold compared to approximately 7,536,953 ounces of silver and approximately 60,771 ounces of gold in 1991.

     Silver and gold prices averaged $3.94 and $343.73 per ounce, respectively, in 1992 compared with $4.04 and $362.18 per ounce, respectively, in 1991.

     Sales of industrial products decreased by $79,303, or 1%, in 1992 compared to 1991. The decrease in sales in 1992 is primarily attributed to recessionary economic conditions in Canada and the United States and is believed by the Company to have been partially attributable to the use of independent factory representatives rather than a Company-employed sales force. In mid-1992, the Company terminated its arrangements with the independent factory representatives and employed its own employee-based sales force.

     Cost of mine operations in 1992 decreased by $6.2 million, or 14%, compared to 1991 primarily as a result of improved operating efficiencies at the Rochester Mine and the temporary closure of the Galena Mine in July 1992.

  Other Income

     Other income decreased by $2.9 million, or 37%, in 1992 from 1991, and is the result of fluctuating interest rates and invest-ment portfolio levels for the comparative periods.

  Expenses

     In 1992, total expenses decreased by $15.1 million, or 52%, from the prior year. The decrease was primarily due to expenses of $5.2 million incurred in 1991 in connection with the Company's acquisition by merger of Callahan on December 31, 1991, and mine closure write-downs of $5.7 million effected by Callahan in 1991. Also contributing to the decrease was an overall reduction in expenses due to increased efficiencies achieved following the merger of the Company and Callahan on December 31, 1991. Interest expense in 1992 decreased by $611,255 compared to 1991 due to an increase in the amount of interest capitalized as a result of the increased investment in development stage properties. During 1992 and 1991, $3,007,866 and $2,209,213, respectively, of interest expense was capitalized as development costs. Idle facilities expense decreased by $272,402 in 1992 compared with 1991. The idle facilities expense in 1991 and 1992 was the result of the suspen-sion of operations at the Coeur Mine in April 1991 and the Galena Mine in July 1992. Both the Coeur and Galena Mines are operated by ASARCO Incorporated ("Asarco").

  Net Income (Loss)

     As a result of the above, Coeur's loss before income tax benefit amounted to $4.5 million in 1992 compared to a loss of $15.0 million in 1991. As a result of income tax benefits of $3,747,136 and $596,310 for 1992 and 1991, respectively, Coeur's net loss amounted to $759,255, or $.05 per share in 1992, compared to $14,398,777, or $.94 per share in 1991.


Liquidity and Capital Resources

  Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 1993 was approximately $107.6 million compared to $181.8 million at December 31, 1992. The decrease is attributable to the decrease in cash and cash equivalents. The decrease in cash and cash equivalents of approximately $119.4 million during 1993 primarily resulted from
(i) approximately $4.6 million expended to purchase plant, property and equipment, (ii) approximately $50.8 million (net) to purchase short-term investments and marketable securities, (iii) $52.8 million (net of cash received) to purchase the 80% interest in the Golden Cross Mine and (iv) $8.9 million expended on developmental properties. The ratio of current assets to current liabilities was
6.0 to one at December 31, 1993 compared to 19.5 to one at December
31, 1992.

     As reported by the Company's Statements of Cash Flows, net cash provided by (used in) operating activities amounted to approximately $4.2 million in 1993 compared to $(3.0 million) in 1992. The occurrence of such positive cash flow in 1993 was primarily attributable to the increase in total income described above. Net cash used in investing activities amounted to approxi-mately $119.6 million in 1993 compared to $42.1 million in 1992. Significantly impacting the increase in cash used in investing activities was the approximately $52.8 million net cash used in connection with the Company's purchase of Cyprus Gold New Zealand Ltd. Net cash provided by (used in) financing activities amounted to approximately $(4.1 million) in 1993 compared to $67.5 million in 1992. The change was primarily attributable to the Company's receipt of approximately $71.4 million of net proceeds from the issuance of convertible subordinated debentures in December
1992.

     During 1993, short-term investments increased by $48.5 million primarily as a result of the Company's allocation of a portion of its cash and cash equivalent portfolio from cash equivalents to other securities with durations longer than 90 days. Accounts receivable increased by $3.8 million primarily as a result of the placement of $1.875 million in escrow pending settlement of a shareholder class action suit and the maintenance of $1.1 million in connection with acquisition of the Company's 80% operating interest in the Golden Cross Mine. Marketable equity securities increased by $2.1 million in 1993 as a result of the Company's investment in shares of capital stock of a Canadian company that owns property adjacent to the Company's Kensington Property and certain other exploratory properties.

  Acquisition of Golden Cross New Zealand Limited

     Effective April 30, 1993, the Company acquired all of the outstanding capital stock of Cyprus Gold New Zealand Limited ("Cyprus NZ"), a New Zealand corporation that owns an 80% operating interest in the Golden Cross Mine in New Zealand. The Company also acquired from the former parent of Cyprus NZ in the transaction, which was treated as a purchase for accounting purposes, a term loan receivable from Cyprus NZ in the principal amount of approxi-mately $53.2 million. The cash purchase price paid by the Company for the Cyprus NZ capital stock and term loan approximated $54 million. The most significant Cyprus NZ long-term liability acquired by the Company is a reclamation reserve of approximately $1.0 million. The acquisition was funded by a portion of the proceeds of the Company's December 1992 public sale of $75 million principal amount of 7% Subordinated Convertible Debentures Due 2002. Pro forma information relating to the acquisition is set forth in Note C of the Notes to the Selected Consolidated Financial Data.

  Revolving Credit Agreement

     The Company has a $38 million revolving credit agreement with a syndicate of banks, which, together with current cash, cash equivalents and short-term investments and any internally generated funds, may be utilized to expand the Company's business activities. Interest on borrowings under the agreement is the average London Interbank interest rate plus 1.125%. The Company is required to pay an annual commitment fee equal to .375% of the unused balance of the revolving credit line. The Company currently has no borrowing outstanding under the agreement. However, approximately $7.9 million of credit under the agreement is reserved for outstanding irrevocable letters of credit that secure certain reclamation and permit assurance obligations related to the Golden Cross Mine.

  Bunker Hill Superfund Site and Write-off of Delinquent Promissory
Notes

     For information describing the proposed settlement relating to the Bunker Hill Superfund Site and recent write-off of delinquent promissory notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations - 1993 Compared to 1992."

  Montana Superfund Site

     A subsidiary of the Company that is the general partner of a partnership that owns sections of an abandoned railroad right-of-way, portions of which lie on a Superfund site in Montana, was notified in 1989 that the partnership is a PRP at that site. Neither the EPA nor any other person has made any demand for payment of money or for cleanup upon the partnership relating to the site. Although the matter is still in its early stages, the Company believes it has no liability for cleanup costs at the site because the partnership's activities were on land constituting a very small portion of the site and were confined to salvage activities (i.e., removal of rail, railroad ties and telegraph poles). In addition, the partnership did not transport to or otherwise place hazardous materials on the site, and believes there was no release or threat of release of hazardous materials from partnership lands at the site.

  Environmental Compliance Expenditures

     For the years ended December 31, 1993, 1992 and 1991, the Company expended $2,404,698, $1,050,015 and $1,038,736, respective-
ly, in connection with environmental compliance activities at its operating properties. In December 31, 1993, the Company had expended a total of approximately $4.1 million on environmental and permitting activities at the Kensington Property, which expendi-tures have been capitalized as part of its development cost.

     The Company estimates that its environmental compliance expenditures at its operating properties during 1994 will approxi-mate $1,391,000. Such activities at the Rochester and Golden Cross Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. The Company estimates that environ-mental compliance expenditures at its Kensington and Fachinal developmental properties during 1994 will approximate $376,000 and relate to activities associated with obtaining permits required for construction. Such expenditures would significantly increase in the event a decision is made to proceed with the construction of production facilities at those properties. The Company established a $585,000 reserve in 1991 for future costs relating to the closure of the Ropes Mine; the Company is currently reviewing the adequacy of that reserve to cover expenditures required to comply with environmental regulations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

  Exploration and Development Expenditures

     During 1993, the Company expended approximately $1.3 million (excluding capitalized interest) for its share of the developmental costs at the Kensington Property, approximately $3.5 million (excluding capitalized interest) for the development of the Fachinal Property and $2.5 million to continue its planned exploration programs. During 1994, the Company presently plans to expend approximately $5.7 million for leach pad construction at the Rochester Mine, $1.8 million (excluding capitalized interest) for its share of Kensington Property development costs, approximately $2.6 million (excluding capitalized interest) for development at the Fachinal Property and up to approximately $4.0 million for exploration programs. No decisions have been made as to when or whether the Kensington or Fachinal Properties will be placed into commercial production.

  Internal Revenue Service Audit

     In December 1993, the IRS completed an audit of the Company for the years 1990 and 1991. The IRS has advised the Company that two issues remain unresolved, and that the IRS will issue a proposed assessment. One issue involves the alternative minimum tax, which, if resolved in favor of the IRS, would require payment by the Company of approxi-mately $1.2 million. The other issue involves the deductibility of costs previously claimed by the Company. If resolved in favor of the IRS, the Company's net operating loss carryforward would be decreased by $8.2 million. The Company believes it has treated both issues in a manner that is consistent with applicable law and prevailing industry practice and will contest any such assessment.

  Callahan Suit

     Callahan is the defendant in a lawsuit commenced in March 1992 by FN Enterprises, Inc. ("FN"), formerly a business consulting firm for Callahan. In the suit, which is pending before the federal district court for the District of Northern California, FN seeks to recover a "success fee" in the approximate amount of $673,000 in connection with the merger that resulted in Callahan becoming a wholly-owned subsidiary of the Company. Callahan has filed a counterclaim seeking rescission of the contract and damages from FN equal to the amount of fees and expenses paid to FN. A trial is scheduled to commence on May 10, 1994. Although the Company believes it has meritorious defenses in the suit, an adverse judgement against it could give rise to damages, including interest and attorney's fees, approximating $900,000.

  Promissory Note Suit

     The Company is also a defendant in an action pending in Federal District court for the District of Idaho in which the plaintiff seeks to recover on four promissory notes made by a predecessor of the Company. The Company believes the action is barred by the statute of limitations and by other defenses. Damages sought are in the approximate amount of $800,000.

   Issuance of Convertible Subordinated Debentures in Early 1994

      On January 26, 1994, the Company sold $90 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 (the "6 3/8% Debentures") pursuant to a Purchase Agreement, dated January 18, 1994, between the Company and Kidder (the "Purchase Agreement") in connection with an offering effected pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the "Act"). On February 11, 1994, the Company sold an additional $10 million principal amount of 6 3/8% Debentures to Kidder upon the exercise by Kidder of an over-allotment option granted to it under the terms of the Purchase Agreement. Kidder purchased the 6 3/8% Debentures at a price equal to 96.75% of the principal amount thereof and the Company received proceeds of $96,750,000 from the net purchase price paid for the Debentures. The Company plans to use such proceeds for general corporate purposes, including the possible acquisition of, or investment in, additional precious metals mines, properties or businesses, and for possible develop-mental activities on new or existing mining properties. Pending the use of the net proceeds of the offering, the Company will invest the proceeds in interest-bearing marketable securities or money market obligations. Pursuant to a Registration Rights Agreement, dated January 26, 1994, ("Registration Rights Agree-ment") between the Company and Kidder, the Company plans to file a shelf registration statement under the Act in April 1994 for the purpose of registering the 6 3/8% Debentures and underlying shares of Common Stock issuable upon the conversion thereof under the Act.

      The 6 3/8% Debentures were issued pursuant to an Indenture, dated as of January 26, 1994 (the "Indenture"), between the Company and Bankers Trust Company, as trustee. The 6 3/8% Debentures are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $26.20 per share, subject to adjustment in certain events. The 6 3/8% Debentures are redeemable, in whole or in part, at any time on or after January 31, 1997, at redemption prices declining from 103.643% of the principal amount during the year beginning January 31, 1997 to 100% of the principal amount during the year beginning January 31, 2001 and thereafter. The 6 3/8% Debentures are required to be repurchased at the option of the holder if a Designated Event (as defined in the Indenture) occurs, at 100% of the principal amount thereof plus accrued interest. The Debentures are unsecured and subordinate in right of payment to all Senior Debt (as defined in the Indenture). The Indenture, Purchase Agreement and Registration Rights Agreement are filed as exhibits to this Report.

   Deferred Tax Asset

   At December 31, 1993, deferred tax assets totalling approximately $11.4 million had been recorded, as set forth in Note (1) to the Selected Financial Data set forth under Item 6 above. Such deferred tax assets represented net operating losses equivalent to temporary tax liabilities which will reverse to income within the net operating loss carryforward period.

   Change in Method of Accounting for Income Taxes

      Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. FAS 109 also contains new requirements regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of an incremental interest in the Rochester Property acquired in 1988 and CDE Chilean Mining Corp. acquired in 1990 to reflect the gross purchase value previously reported net-of-tax. The cumulative effect of the accounting change on prior years at January 1, 1993 is a nonrecurring gain of $5,181,188, or $.34 per share, and is included in the Consolidated Statement of Operations for the year ended December 31, 1993.
Other than the cumulative effect, the accounting change had no material effect on the results of operations for the year ended December 31, 1993.


   Change in Method of Accounting for Investments in Securities

      Effective January 1, 1994, the Company changed its method of accounting for debt and equity securities by adopting Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 requires the use of fair value accounting. The Company has classified its short term investments and marketable securities as available for sale, according to the provisions of the new pronouncement. Accordingly, unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity until realized. Unrealized losses on investment securities reported at March 31, 1994 amounted to approximately $4.1 million.

Item 8.  Financial Statements and Supplementary Data

      The revised consolidated financial statements and schedule listed under Item 14(a) below are filed herewith.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)   Financial Statements and Financial Statement Schedules:

      (1) The following revised consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are filed herewith:

            Consolidated Balance Sheets-December 31, 1992 and 1993.

            Consolidated Statements of Operations--Years Ended
            December 31, 1991, 1992 and 1993.

            Consolidated Statements of Changes in Shareholders'
            Equity--Years Ended December 31, 1991, 1992 and 1993.

            Consolidated Statements of Cash Flows--Years Ended
            December 31, 1991, 1992 and 1993.

            Notes to Consolidated Financial Statements.

      (2) The following revised Consolidated Financial Statement schedule of Coeur d'Alene Mines Corporation and subsid-iaries is filed herewith:

            Schedule X--Supplementary Income Statement Information.

(c)   Exhibits

      The following exhibit is filed herewith:

      24(a) - Consent of Ernst & Young.

(d)   Independent auditors' reports are included herein as follows:

      Coeur d'Alene Mines Corporation

      Report of Ernst & Young at December 31, 1992, and 1993, and for each of the three years in the period ended December 31, 1993.

                          ANNUAL REPORT ON FORM 10-K

                      Item 8, Item 14(a), and Item 14(d)

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1993

                        COEUR D'ALENE MINES CORPORATION

                             COEUR D'ALENE, IDAHO

                            REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note H to the financial statements, in 1993, the Company changed its method of accounting for income taxes.


February 11, 1994

                                                ERNST & YOUNG

                              CONSOLIDATED BALANCE SHEETS
                   COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                December 31,
                                                            1993            1992
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $ 14,678,097    $134,106,948
   Short-term investments                                70,221,106      21,689,084
   Receivables                                            7,757,910       4,006,487
   Refundable income taxes                                1,924,065       2,182,984
   Inventories                                           34,670,469      29,627,191
          TOTAL CURRENT ASSETS                          129,251,647     191,612,694


PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                         81,007,505      55,942,138
   Less accumulated depreciation                         35,310,111      35,377,049
                                                         45,697,394      20,565,089

MINING PROPERTIES
   Operational mining properties                         90,120,998      63,651,560
   Less accumulated depletion                            33,125,461      24,333,876
                                                         56,995,537      39,317,684
   Developmental properties                              83,536,738      64,135,130
                                                        140,532,275     103,452,814

OTHER ASSETS
   Funds held in escrow                                   2,270,695       1,816,556
   Notes receivable                                         355,069       1,973,772
   Debt issuance costs, net of accumulated
      amortization of $1,462,643 and $920,029             4,708,372       5,123,512
   Marketable equity securities                           2,422,416         273,194
   Other                                                    470,469         438,235
                                                         10,227,021       9,625,269

                                                       $325,708,337    $325,255,866

                               CONSOLIDATED BALANCE SHEETS

                    COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                               December 31,
                                                           1993            1992
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $  1,946,273    $  1,507,857
   Accrued liabilities                                   5,265,232       1,501,943
   Accrued interest payable                              2,008,851       2,094,313
   Accrued salaries and wages                            2,898,486       2,560,571
   Accrued litigation settlement                         5,875,000
   Accrued environmental settlement                      1,230,000
   Reserve for mine closure                                494,800         397,615
   Current portion of obligations under
      capital leases                                     1,899,771       1,775,334
         TOTAL CURRENT LIABILITIES                      21,618,413       9,837,633

OTHER LIABILITIES
   6% subordinated convertible debentures               50,000,000      50,000,000
   7% subordinated convertible debentures               75,000,000      75,000,000
   Obligations under capital leases                      4,233,913       6,133,683
   Other long-term liabilities                           2,325,764         371,948
   Deferred income taxes                                 1,681,542       2,921,102
         TOTAL LONG-TERM LIABILITIES                   133,241,219     134,426,733


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $1.00 per share--
      authorized 10,000,000 shares, none outstanding
   Common Stock, par value $1.00 per share--
      authorized 60,000,000 shares, issued 16,394,302
      and 16,377,228 shares (including 1,058,453
      shares held in treasury)                          16,394,302      16,377,228
   Capital surplus                                     181,038,631     183,050,612
   Accumulated deficit                                 (13,100,942)     (4,992,070)
   Repurchased and nonvested shares                    (13,483,286)    (13,444,270)
                                                       170,848,705     180,991,500

                                                      $325,708,337    $325,255,866


See notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                    COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                  Year Ended December 31,
                                           1993             1992            1991

INCOME
  From mine operations:
    Sale of concentrates and dore'    $ 67,989,666      $ 41,414,166    $ 49,034,832
    Less cost of mine operations        59,803,406        37,829,224      44,072,029
            GROSS PROFITS                8,186,260         3,584,942       4,962,803

  From manufacturing operations:
    Sale of industrial products         10,192,008        10,107,892      10,187,195
    Less cost of manufacturing           9,088,319         8,987,185       8,791,010
            GROSS PROFITS                1,103,689         1,120,707       1,396,185

OTHER INCOME--interest, dividends,
  and other                              5,536,771         4,906,166       7,823,689
            TOTAL INCOME                14,826,720         9,611,815      14,182,677

EXPENSES
  Administration                         3,618,772         3,133,271       3,237,274
  Accounting and legal                   3,108,705         1,467,470       1,258,310
  General corporate                      5,089,224         4,472,157       6,379,605
  Mining exploration                     2,533,542         2,259,279       3,738,323
  Idle facilities                        2,459,159         1,689,257       1,961,659
  Interest                               5,364,574         1,096,772       1,708,027
  Nonrecurring charges                   9,373,564
  Provision for mine closure                                               5,743,678
  Merger expenses                                                          5,150,888
            TOTAL EXPENSES              31,547,540        14,118,206      29,177,764

LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                 (16,720,820)       (4,506,391)    (14,995,087)
  Income tax benefit                    (3,430,760)       (3,747,136)       (596,310)

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING METHOD          (13,290,060)         (759,255)    (14,398,777)
  Cumulative effect of a change in
    accounting method                    5,181,188
    NET LOSS                          $ (8,108,872)     $   (759,255)   $(14,398,777)

LOSS PER SHARE DATA
  Weighted average number of shares
    of Common Stock outstanding         15,327,862        15,317,405      15,307,953

NET LOSS PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  METHOD                              $      (.87)      $       (.05)   $       (.94)
  Cumulative effect of change in
    accounting method                         .34

    NET LOSS PER SHARE                $      (.53)      $       (.05)   $       (.94)

    CASH DIVIDENDS PER SHARE          $       .15       $        .15    $        .12


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
Years ended December 31, 1993, 1992 and 1991
                                         Common Stock
                                            Par         Capital
                            Shares         Value        Surplus

Balance at January 1,
    1991                 16,360,378    $16,360,378   $185,107,933
  Net loss
  Cash dividends
  Issuance of shares
    under Incentive
    Plans (net)               8,025          8,025        128,381
  Other                                                    (6,628)

Balance at December 31,
    1991                 16,368,403     16,368,403    185,229,686
  Net loss
  Cash dividends                                       (2,296,493)
  Issuance of shares
    under Incentive
    Plans (net)              12,000         12,000        169,500
  Other                      (3,175)        (3,175)       (52,081)

Balance at December 31,
    1992                 16,377,228     16,377,228    183,050,612
  Net loss
  Sale of Common Stock
    for cash                  8,675          8,675        139,535
dividends                                              (2,297,520)

  Issuance of shares
    under Incentive
    Plans (net)              10,374         10,374        181,545
    Other                    (1,975)        (1,975)       (35,541)

Balance at December 31,
    1993                 16,394,302    $16,394,302   $181,038,631


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
Years ended December 31, 1993, 1992 and 1991
(Last three columns of preceding table)
Retained                       Repurchased and
Earnings                       Nonvested Shares
(Deficit)                 Shares          Amount         Total


$ 11,964,145            (1,058,453)    $(13,392,542) $200,039,914
 (14,398,777)                                         (14,398,777)
  (1,798,183)                                          (1,798,183)

                                            (35,014)      101,392
                                             (6,628)

  (4,232,815)           (1,058,453)     (13,427,556)  183,937,718
    (759,255)                                            (759,255)
                                                       (2,296,493)
                                           (16,714)       164,786
                                            (55,256)

 (1,058,453)             (13,444,270)   180,991,500
                                                       (8,108,872)
                                                          148,210
                                                       (2,297,520)
                                            (39,016)      152,903
                                                          (37,516)

(13,100,942)            (1,058,453)    $(13,483,286) $170,848,705


See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                         Year Ended December 31,
                                               1993             1992               1991

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $  (8,108,872)     $   (759,255)     $(14,398,777)
 Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating activities:
   Depreciation, depletion, and
     amortization                           13,852,762         5,799,590         6,224,262
   Cumulative effect of change
     in accounting method                   (5,181,188)
   Deferred income taxes                    (3,716,180)       (1,684,209)        1,438,848
   (Gain) loss on disposition
     of assets                                 444,950           (11,647)          124,253
   Write-down of mineral properties                                              5,743,678
   Nonrecurring charges                      9,373,564
 Change in operating assets and
     liabilities net of effects of
     purchase of Cyprus Gold New
     Zealand, Ltd.
   Accounts receivable                      (3,427,588)       (1,073,926)         (416,669)
   Inventories                              (2,298,051)         (213,639)        3,386,210
   Accounts payable and
     accrued liabilities                     3,262,980        (2,491,745)         (894,265)
   Accrued merger liabilities                                 (2,572,642)        2,572,642
       NET CASH PROVIDED BY
       (USED IN) OPERATING
       ACTIVITIES                            4,202,377        (3,007,473)        3,780,182

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Cyprus Gold New Zealand,
   Ltd. (net of cash received)             (52,818,247)
 Purchases of short-term investments       (85,387,368)      (21,689,084)
 Sales of short-term investments            34,548,248
 Purchases of property, plant and
   equipment                                (4,563,607)       (3,602,580)       (2,127,746)
 Proceeds from sale of assets                  680,873           557,081           560,285
 Expenditures on operational mining
   properties                               (2,524,454)       (4,155,600)         (283,983)
 Expenditures on developmental
   properties                               (8,926,809)      (13,788,514)      (14,267,798)
 Other                                        (567,011)          554,259            15,274
       NET CASH USED IN
       INVESTING ACTIVITIES               (119,558,375)      (42,124,438)      (16,103,968)

CASH FLOWS FROM FINANCING ACTIVITIES
 Retirement of obligations under
   capital leases                           (1,775,333)       (1,649,006)       (1,902,960)
 Payment of cash dividends                  (2,297,520)       (2,296,493)       (1,798,183)
 Proceeds from bond issuance                                  71,416,034
     NET CASH PROVIDED BY
     (USED IN) FINANCING ACTIVITIES         (4,072,853)       67,470,535        (3,701,143)

     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                 (119,428,851)       22,338,624       (16,024,929)
Cash and cash equivalents at beginning
 of year                                   134,106,948       111,768,324       127,793,253

Cash and cash equivalents at end
 of year                                 $  14,678,097      $134,106,948      $111,768,324


See notes to consolidated financial statements.

NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

      Coeur d'Alene Mines Corporation (Coeur or the Company) is principal-ly engaged in the exploration, development and operation of silver and gold mining properties located in the United States (Nevada, Idaho and Alaska), New Zealand and Chile. Coeur is also engaged in the manufacture and sale of lightweight flexible hose and duct and metal tubing.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most signifi-cant of which are Coeur Rochester, Callahan Mining Corporation, including Coeur Gold New Zealand, Inc., Coeur-Alaska and CDE Chilean Mining Corp. The consolidated financial statements also include all non-wholly owned entities in which voting control of more than 50% is held by the Company, the most significant of which are Pinnacle and Livengood Placers, Inc. Related minority interests are not material and are included in other assets. Intercompany balances and transactions have been eliminated in consolidation. Investments in unincorporated joint ventures are accounted for on a proportionate consolidation basis, the most signifi-cant of which are the Golden Cross Mine, Kensington Property, Coeur Mine and Galena Mine.

      Revenue Recognition: Revenue is recognized when title to gold and silver passes to the buyer. The effects of forward sales are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

      Inventories: Inventories of ores on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All other inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out and weighted average cost methods.

      Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred.

      Mining Properties: Values for mining properties represent acquisition costs or fair market value of Common Stock issued for properties plus developmental costs. Cost depletion has been recorded based on the units-of-production method over the estimated total reserves. Management evaluates the net carrying value of all operations, property by property, on a regular basis to reach a judgment concerning possible permanent impairment of value and the need for a write-down in asset value to net realizable value. These reviews require significant judgment and the use of estimates, and are affected by the risks and uncertainties inherent in normal operations. Considerations include the level of maintenance and standby costs, current projections of metal prices and other nonoperating alternatives.

      Reclamation Costs: Post closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and accrued over the life of the mine using the units of production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. As of December 31, 1993, the Company has provided approximately $1,616,506 for total reclamation and restoration, and anticipates the total of such costs will be approximate-ly $6.5 million.

      Exploration and Development: Costs incurred in the search for new mineral properties are charged directly to expense. Development expenditures incurred prior to reaching the production stage, related to mining and drilling properties with identified economic reserves, are capitalized. Interest cost is capitalized on development properties until the properties are placed into operation.

      Debt Issuance Costs: Debt issuance costs are amortized over the lives of the respective debt issues, as a component of interest expense.

      Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1993 and 1992, cash and cash equivalents included $9,618,316 and $7,027,005 cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. The carrying amounts reported in the balance sheets for cash and cash equivalents are stated at cost which approximates fair value.

      Short-term Investments: The Company invests in debt and equity securities which are stated at the lower of cost or market.

      Marketable Equity Securities: Investments in Marketable Equity Securities ("MES") are recorded at cost, except the Company uses the equity method if the Company has substantial voting control (normally 20 to 50%) and can exercise significant influence over the operating and financial policies of the investee. As of December 31, 1993 the Company has only one investment (International Curator Resources Ltd. ("IC") in which it holds more than 20% but less than 50% of the voting stock. The Company accounts for the investment in IC at cost, as the Company does not believe it can exercise significant influence over the operating and financial policies of IC.

      As of December 31, 1993 and 1992, respectively, the Company has recorded investments in MES which have a cost basis of $2,422,416 and $273,194, and a fair market value of $4,232,572 and $264,080. The
Company also has an unrealized gain as of December 31, 1993 of $1,810,156 that is not reflected in the financial statements.

      Foreign Currencies: Assets and liabilities of the Company's New Zealand and Chilean operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. In each instance, the functional currency is the U.S. dollar. Realized gains and losses from foreign currency transactions are reflected in income.

      Foreign Currency Forward Exchange Contracts:   At December 31, 1993,
the Company had contracts outstanding to purchase approximately $35.6 million denominated in New Zealand dollars, maturing at various dates through December 1994. These contracts are used to minimize exposure and to reduce risk from exchange rate fluctuations in the regular course of the Company's business. Transaction gains and/or losses are included currently in determining net income.

      Earnings Per Share: Earnings per share is calculated based on the weighted average number of common shares outstanding.

      New Accounting Standard: During 1993, the Financial Accounting Standards Board issued a new standard on accounting for certain investments in debt and equity securities. The new standard is in effect for fiscal years beginning after December 15, 1993. The Company expects that its marketable securities will be classified as available-for-sale and therefore will be adjusted to fair value. Application of the new rules will not have a material impact on the Company.

      Reclassification: Certain reclassifications of prior year balances have been made to conform to current year classifications.


NOTE C--BUSINESS COMBINATIONS

Cyprus Gold New Zealand, Limited

      On April 30, 1993, the Company acquired for approximately $54 million in cash, Cyprus Gold New Zealand, Limited. The acquisition has been accounted for as a purchase. The following consolidated results of the Company's operations assume that the acquisition took place at the beginning of the periods presented:
[CAPTION]
     In thousands except for                       Year Ended December 31,
     per share amounts                              1993              1992
        [S]                                      [C]               [C]

        Sales of dore'                           $  91,149         $  78,367

        Net loss                                 $ (10,129)        $  (1,321)

        Net loss per share                       $    (.66)        $    (.09)

Callahan Mining Corporation

     On December 31, 1991, the Company issued 3,322,061 shares of common stock in exchange for all of the outstanding common stock of Callahan Mining Corporation (Callahan). The merger was accounted for as a pooling of interests. During the fourth quarter of 1991, the Company expensed $5.1 million of nonrecurring merger related costs. Revenues and net loss of the Company and Callahan for the period prior to the merger were as follows:

                                               Year Ended December 31,
                                                         1991
        Revenues
           Coeur                                        $ 55,245,663
           Callahan                                       11,800,053
                                                        $ 67,045,716
        Net Loss
           Coeur                                        $ (3,667,762)
           Callahan                                       (10,731,015)
                                                        $(14,398,777)
        Dividend per share:
           Coeur                                        $        .15


NOTE D--INVENTORIES

     Inventories are composed of the following:
                                                      December 31,
                                                  1993              1992
      Mining:
         Ore in process and
            on leach pads                    $ 27,958,186      $ 26,737,080
         Dore' inventory                        1,947,294           166,040
         Supplies                               3,356,544         1,480,994
                                               33,262,024        28,384,114
      Manufacturing:
         Raw Materials                            755,206           746,113
         Finished good                            653,239           496,964

                                             $ 34,670,469      $ 29,627,191

   Dore' inventory includes product at the mine site and product held by refineries.


NOTE E--PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                                      December 31,
                                                 1993               1992
   Land                                      $  1,684,835      $  1,946,351
   Buildings and improvements                  19,603,642         4,854,806
   Machinery and equipment                     51,368,673        40,790,626
   Capital leases, buildings
     and equipment                              8,350,355         8,350,355
                                             $ 81,007,505      $ 55,942,138

   Assets subject to capital leases consist of the following:

                                                       December 31,
                                                 1993               1992
   Buildings                                  $ 5,104,730       $ 5,104,730
   Equipment                                    3,245,625         3,245,625
       TOTAL BUILDINGS AND EQUIPMENT            8,350,355         8,350,355
   Operational mining property                  7,871,007         7,871,007

                                               16,221,362        16,221,362
   Less allowance for accumulated
      amortization and depletion                7,987,780         7,283,159

   TOTAL ASSETS SUBJECT TO CAPITAL
    LEASES                                    $ 8,233,582       $ 8,938,203


     Lease amortization is included in depreciation and depletion expense.

     The Company has a capital lease agreement for the Rochester mineral processing facilities, which expires in 1996. The Company has the option to renew the lease for two additional years. Upon expiration of the lease, the Company is entitled to purchase the facilities for the lesser of $5,850,000 or fair market value. The Company is required to maintain a security deposit of approximately $2.3 million in an interest-bearing escrow account with the interest payable to the Company.

     The Company has entered into various operating lease agreements, which expire over a period of five years. The total rent expense charged to operations under these agreements was $3,261,261, $3,460,729 and $3,714,763 for 1993, 1992 and 1991, respectively.

     Minimum lease payments under capital and operating leases are as follows:

                                Year Ending         Capital          Operating
                                December 31         Leases             Leases

                                   1994           $ 2,292,941       $ 2,261,531
                                   1995             2,292,941         1,826,090
                                   1996             2,292,952           893,761
                                   1997                                 571,358
                                   1998                                 397,395
TOTAL MINIMUM PAYMENTS DUE                          6,878,834       $ 5,950,135
    Less amount representing interest                 745,150

  PRESENT VALUE OF NET
  MINIMUM LEASE PAYMENTS                                6,133,684
    Less current maturities                             1,899,771
                                                      $ 4,233,913

NOTE F - MINING PROPERTIES

  Capitalized costs for mining properties                  December 31,
    consist of the following:                       1993                 1992

  Operational mining properties:
    Rochester Mine, less accumulated
      depletion of $24,420,982
      and $17,370,277                          $ 36,070,308         $ 32,214,375

    Golden Cross Mine, less
      accumulated depletion of
        $1,756,888                               13,654,420

    Coeur d'Alene Mining District,
      less accumulated depletion of
      $6,633,633 and $6,666,679                  7,184,623            7,000,083

    Other                                           86,186              103,226
      TOTAL OPERATIONAL MINING PROPERTIES        56,995,537           39,317,684

  Developmental mining properties:
    Kensington                                   47,388,330           43,578,720
    Fachinal                                    26,779,454           19,801,456
    Waihi East                                    8,454,000
    Other                                          914,954              754,954
     TOTAL DEVELOPMENTAL MINING PROPERTIES      83,536,738           64,135,130

      TOTAL MINING PROPERTIES                 $140,532,275         $103,452,814

Operational Mining Properties

     The Rochester Mine: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. It is one of the largest primary silver mines in the United States and a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies between 0% and 5% of the net smelter revenues of the Rochester property, provided the market price of silver is at least $16.67.

     Golden Cross Mine: On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine. The mine is an underground and surface gold mining operation located near Waihi, New Zealand.

     The Company's 80% interest in the Golden Cross Mine, accounted for by the proportionate consolidation method, is summarized as follows:

     Dollars in Thousands                           1993

          Sales of dore'                         $  21,452
          Cost of mine operation                   (19,761)
          Income before income taxes
               and cumulative effect
               of change in accounting
               method                            $   1,691

          Assets                                 $  74,305
          Liabilities                              (70,751)
          Shareholders' equity                   $   3,554

     Coeur d'Alene Mining District: The Company has been the holder of mineral interests in the Coeur d'Alene Mining District continuously since 1928. The Company's most significant interests include a 50% joint venture interest in the Coeur Mine, a 62.5% interest in the profits from operation of the Galena Mine and other ancillary mining claims. A more complete discussion of the Galena Mine and Coeur Mine is as follows:

     Galena Mine: In June 1992, the Company acquired a 12.5% operating interest in the Galena Mine from Hecla Mining Company (Hecla) for $1.5 million thereby increasing the Company's total royalty and operating interest in that property's net profits to 62.5%. Hecla retains a net profits royalty interest up to a maximum of $2 million commencing when the price of silver reaches $11 an ounce. On July 26, 1992, Asarco, the operator, placed the Galena Mine on a care and maintenance basis due to the then prevailing silver prices. At December 31, 1993, Asarco and Hecla were entitled to recoup a total of $7 million from the first net profits received from the mine operations.

     Coeur Mine: The Company receives 50% of the ores and concentrates from the mine, and is responsible to pay 50% of the operating expenses and capital expenditures. In April 1991, Asarco, the Coeur Mine operator placed the Coeur Mine on a care and maintenance basis due to the then prevailing silver prices.

Developmental Properties

     Kensington: The Company owns a 50% interest in the Kensington gold property located near Juneau, Alaska, is responsible for 50% of project costs, and will receive 50% of the project revenues. The Company's joint venture partner is the operator of the project. The Company's investment in the Kensington Joint Venture is accounted for under the proportionate consolidation method and is summarized as follows:

                                                December 31,
                                          1993                    1992

    Total Assets                     $ 47,495,650            $ 43,611,449
    Total Liabilities                         -0-                     -0-

    Venturers' equity                $ 47,495,650            $ 43,611,449


    The Kensington Joint Venture is a development stage enterprise and consequently has no operations.

    Fachinal: In January 1990, the Company acquired a Chilean exploratory stage mining company for $5 million. The Chilean company has interests in several projects, the most advanced of which is the Fachinal Project.

    Write-Down of Properties

    As a result of the merger between Callahan and Coeur effected on December 31, 1991, the Company owns 100% of the Ropes Mine property located near Ishpeming, Michigan and is the principal owner of the Caladay project in northern Idaho.

    The Ropes property was placed on indefinite shutdown in September, 1989. During the third quarter of 1991, the mine was abandoned and the investment in the Ropes Mine was written off, resulting in a 1991 expense of $4,221,000. The decision to write off the mine was based on escalating costs to reopen the mine and the continued low market price of gold. In addition, third quarter 1991 income was charged with an expense of $585,000 to establish a reserve for future costs to be incurred in connection with the abandonment of the project.

    Concurrent with the review of the Ropes Mine, a review of the Caladay project was performed and in 1991 the investment in Caladay was written down by $938,000.


NOTE G--LONG-TERM DEBT

    The $50 million of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each $1,000 of principal (equivalent to a conversion price of $26.00 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company. The debentures have no other funding requirements until maturity. The debentures mature June 10, 2002.

    On December 11, 1992, the Company completed a public offering of $75 million of 7% Convertible Subordinated Debentures Due 2002 which are convertible into shares of Common Stock at any time prior to maturity unless previously redeemed at a conversion rate of approximately 63 shares of Common Stock for each $1,000 of principal of debenture (equivalent to conversion price of $15.68 per share of Common Stock). The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after December 15, 1995. The debentures have no other funding requirements until maturity. The debentures mature December 11, 2002.

    The carrying amounts and fair values of long-term borrowings consisted of the following at December 31, 1993 and December 31, 1992:

                             December 31, 1993                December 31, 1992
                        Carrying           Fair           Carrying            Fair
                         Amount           Value             Value             Value

6% Convertible
    Subordinated
    Debentures
    Due 2002          $50,000,000      $ 51,500,000     $50,000,000       $39,000,000
7% Convertible
    Subordinated
    Debentures
    Due 2002          $75,000,000      $109,875,000     $75,000,000       $72,937,500

    Total interest accrued in 1993, 1992 and 1991, was $9,293,420, $4,104,639 and $3,917,240, respectively, of which $3,928,846, $3,007,887 and $2,209,213, was capitalized as a development cost of the Kensington and Fachinal projects.

    Interest paid was $8,834,559, $3,663,349 and $3,779,468 in 1993, 1992 and 1991, respectively.

    The Company has a $38 million revolving credit agreement with a syndicate of banks. As of December 31, 1993, there were no outstanding borrowings under the agreement. Interest on borrowings under the Agreement accrues at the London Interbank Borrowing Rate (LIBOR) plus 1.125%. The Company is required to pay an annual commitment fee equal to .375% of the unused balance of the line, and is required to comply with certain covenants. As of December 31, 1993, the Company has reserved a portion of the agreement for outstanding letters of credit totalling $7,891,620 which reduces the available credit under the agreement.


NOTE H--INCOME TAXES

    Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. The Statement also contains new require-ments regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of Coeur Rochester, Inc. acquired in 1986 and CDE Chilean Mining Corp. acquired in 1989 to reflect the gross purchase value previously reported net-of-tax which resulted in additional expenses charged against operations amounting to approximately $480,000. The cumulative effect of the accounting change on prior years at January 1, 1993 is a non-recurring gain of $5,181,188, or $.34 per share, and is included in the accompany-ing Consolidated Statement of Operations for the year ended December 31, 1993. As permitted by FAS 109, prior year financial statements have not been restated to reflect the change in accounting method.

    The components of the benefit for income taxes in the consolidated statements of operations are as follows:

                                              Year Ended December 31,
                                      1993              1992             1991

    Current                       $   285,420       $   135,628      $(1,202,226)
    Deferred                       (3,716,180)       (3,882,764)         605,916
    BENEFIT FOR INCOME TAXES      $(3,430,760)      $(3,747,136)     $  (596,310)

      Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes. The tax effect and sources of these differences are as follows:

                                               Year Ended December 31,
                                      1993              1992              1991

Reserve for loss on
    mine closure                  $   (84,541)      $   272,842      $   355,258
Net mine exploration and
    development costs               1,329,435         1,876,045        1,092,784
Net lease payments                    547,783           553,872          650,478
Regular tax (benefit) provision
    on utilization of net
    operating losses               (7,341,935)       (6,467,765)         950,073
Impact on deferred taxes
    of alternative minimum
    tax in current year                                 337,721       (1,831,817)
Environmental costs reserve          (426,273)
Increase in valuation
    allowance                         334,689
Increase in deferred
    state taxes                       617,119
Other (net)                         1,307,543          (455,479)        (610,860)
                                  $(3,716,180)      $(3,882,764)     $   605,916

    As of December 31, 1993, the significant components of the Company's net deferred tax liability were as follows:

                                                        Deferred Income Taxes
                                                     Assets           Liabilities

   Property, plant and equipment, net                                 $19,756,681
   AMT credit carryforwards                      $   938,672
   Business credit carryforwards                     628,933
   Net operating loss carryforwards               25,353,022
      Total                                       26,920,627           19,756,681

   Less-valuation allowance                       (8,845,488)
      Net                                        $18,075,139          $19,756,681


   A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                    Year Ended December 31,
                                              1993            1992           1991

Tax expense (benefit computed at
  statutory rates)                           (35.0%)        (34.0%)        (34.0%)
Percentage depletion                          (7.9%)        (21.6%)        (12.1%)
Deemed dividend from foreign affiliate                        6.2%
Alternative minimum tax impact                              (27.2%)        (36.9%)
Financial statement expenses for which
  tax benefits are unrecognized due to
  carryback limitations                                                     71.6%
Interest on foreign subsidiary                 8.2%
Increase in valuation allowance                2.0%
Foreign taxes                                  2.4%
Foreign subsidiary earnings                    3.3%
Other (net)                                    6.6%          (6.6%)          7.4%
    EFFECTIVE TAX RATE                       (20.4%)        (83.2%)         (4.0%)

     For tax purposes, as of December 31, 1993, the Company has a regular operating loss carryforward of approximately $53.7 million and an alternative minimum tax loss carryforward of approximately $31.5 million which expire through 2008. The Company also has alternative minimum tax credit carryforwards of approximately $939,000.

     As of December 31, 1993, Callahan Mining Corporation, a subsidiary, has a regular net operating loss carryforward of approximately $18.7 million and an alternative minimum tax loss carryforward of approximately $11 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses is subject to limitations.


NOTE I--SHAREHOLDERS' EQUITY AND STOCK PLANS

     In June 1989, the shareholders adopted a shareholder rights plan which entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized junior preferred stock. The exercise price is $100, making the price per full preferred share $10,000. The rights will not be distributed and become exercisable unless and until ten days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. Any preferred shares issued are not redeemable.

     The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan ("Long-Term Plan") which were approved by shareholders in June 1989. Under the Annual Plan, benefits are payable 50% in cash and 50% in restricted shares of Common Stock. Under the Long-Term Plan, 40% of the benefits consist of non-qualified stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant. Of the 60% balance of the awards under the Long-Term Plan, 60% is payable in shares of Common Stock that vest at the end of a four-year period and 40% is payable in cash.

     As of December 31, 1993 and December 31, 1992, nonqualified stock options to purchase 125,888 shares and 104,500 shares, respectively, were outstanding under the Long-Term Plan. The options are exercisable at prices ranging from $13.75 to $27.00 per share.

     As of December 31, 1993 and December 31, 1992, the Company had awarded 38,411 shares and 30,012 shares, respectively, of restricted Common Stock under the Long-Term Plan and the Annual Plan, representing deferred compensation of $347,652 and $254,344, respectively, based on the fair market value of the restricted shares at the date of the award.

     Total compensation expense charged to operations under the Plans was $98,133, $136,264, $112,872 for 1993, 1992 and 1991, respectively.


                                                               Exercise
                                              Shares            Price

        Stock options outstanding
               at 1/1/91                       53,200         $  19.28
        Issued                                 31,100            17.00
        Exercised                                (500)           13.75
        Canceled                               (3,100)           20.59
        Stock options outstanding
               at 12/31/91                     80,700            18.38
        Issued                                 43,100            15.13
        Canceled                              (19,300)           17.11
        Stock options outstanding
               at 12/31/92                    104,500            17.28
        Issued                                 39,963            18.50
        Exercised                              (8,675)           13.86
        Canceled                               (9,900)           17.31
        Stock options outstanding
               at 12/31/93                    125,888         $  17.90


    As of December 31, 1993 and 1992, 168,027 shares and 206,489 shares, respectively, were available for grant under the Plans. In total, 6,874,266 shares of Common Stock are reserved for issuance under the Plans discussed above and for potential conversion of Convertible
Subordinated Debentures.


NOTE J--RETIREMENT PLANS

    The Company provides a noncontributory defined contribution profit-sharing plan for all eligible employees. Total plan expense charged to operations was $585,477, $476,516 and $1,110,571 for 1993, 1992 and 1991,
respectively, and is based on a percentage of salary of qualified employees. Included in pension plan expense for 1991 is $607,128 related to plans sponsored by Callahan which were terminated in conjunction with the merger discussed in Note C.


NOTE K--LITIGATION

    On November 12, 1993, the Company's Board of Directors approved the proposed settlement (the "Settlement") of Kassover v. Coeur d'Alene Mines Corporation (the "Lawsuit"), a class action originally filed in November 1990 and amended in March 1991 alleging violations of the federal securities laws and common law primarily in connection with the Company's public offering of common stock in September 1990. The proposed Settlement calls for the Company to (i) issue to the class members common stock of the Company having a fair market value of $4 million based on the average closing sale price of the common stock on the New York Stock Exchange during the five trading days immediately preceding the court hearing to be held in connection with the Settlement and (ii) pay $1,875,000 in cash. Accordingly, the Company has recorded litigation settlement expense of $5,875,000 in the third quarter of 1993. As of December 21, 1993, the Company and counsel for the plaintiff entered into a Stipulation relating to the Settlement. The Company denies any liability or wrongdoing in connection with the suit and expects that the Settlement, which is subject to approval by the plaintiff class members and the court, will be effected in the late summer or early fall of 1994.

    During October 1993, the Company and Callahan negotiated a tentative settlement agreement with the U.S. Environmental Protection Agency (the "EPA") and a group of other companies that are potentially responsible parties ("PRPs") in connection with the Bunker Hill Superfund site. The Company and Callahan were notified in February 1990 by the EPA that they were PRPs in connection with that site, where the EPA claims there is a need for cleanup action under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"). The negotiated settlement agreement calls for the Company and Callahan to pay a total of $1,230,000 to a group of other PRPs in order to remove the Company and Callahan from any additional cleanup liability relating to the site. Accordingly, the Company recorded a non-recurring environmen-tal settlement expense of $1,230,000 during the third quarter of 1993.

    Callahan is the defendant in a lawsuit commenced in March 1992 by FN Enterprises, Inc. ("FN"), a business consulting firm for Callahan. The suit, which is pending before the federal district court for the District of Northern California, seeks to recover a "success fee" in the approximate amount of $673,000 in connection with the merger that resulted in Callahan becoming a wholly-owned subsidiary of the Company. Callahan has filed a counterclaim seeking rescission of the contract and damages from FN equal to the amount of fees and expenses paid to FN. Although the Company believes it has meritorious defenses, an adverse judgment against it could give rise to damages, including interest and attorney's fees, approximating $900,000.

    The Company is a defendant in an action pending in Federal District court for the District of Idaho in which the plaintiff seeks to recover on four promissory notes made by a predecessor of the Company. The Company believes the action is barred by the statute of limitations and by other defenses. Damages sought are in the approximate amount of $800,000.

    During September 1993, the Company commenced foreclosure proceedings upon the collateral underlying two delinquent collateralized promissory notes. In view of this and the Company's inability to ascertain what amount, if any, may be realized therefrom, the Company effected a non-recurring write-off of uncollectible notes receivable and accrued interest of approximately $2,268,000 in the third quarter of 1993.

    The items referred to above are reflected as nonrecurring charges in the 1993 Consolidated Statements of Operations.

    The Company is also subject to other pending or threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company. Depending on the timing of any future liabilities, the amount of which cannot now be reasonably estimated, relating to these matters, such amounts could possibly have a material impact on the results of operations for a given period.

NOTE L--BUSINESS SEGMENT INFORMATION

    The Company operates in two business segments: mining and manufactur-ing. Financial information regarding these segments is as follows. Corporate assets included in the presentation consist principally of cash and cash equivalents.

                                                     Year Ended December 31,
                                            1993             1992           1991
                                                  (Thousands of Dollars)

Revenues:
Mining group                            $  67,990       $   41,414       $   49,035
Manufacturing group                        10,192           10,108           10,187
   Totals, business segments               78,182           51,522           59,222
Other revenues                              5,537            4,906            7,824
   Consolidated revenues                $  83,719       $   56,428       $   67,046


Income (Loss) Before Income Taxes:
  Mining group                          $   3,194       $     (363)      $   (6,481)
  Manufacturing group                       1,103            1,121            1,396
    Totals, business segments               4,297              758           (5,085)
  Other revenues                            5,537            4,906            7,824
  Corporate and other expenses            (26,555)         (10,170)         (12,584)
  Merger expenses                                                            (5,150)
    Consolidated net loss before taxes
    and cumulative effect               $ (16,721)      $   (4,506)      $  (14,995)


Depreciation, Depletion and Amortization:
  Mining group                          $  12,010       $    4,941       $    5,324
  Manufacturing group                         259              232              233
    Totals, business segments              12,269            5,173            5,557
  Corporate                                 1,584              627              667
    Total                               $  13,853       $    5,800       $    6,224


Property, Plant and Equipment Additions
(Including Noncash Expenditures):
  Mining group                          $  29,680       $    2,614       $    1,639
  Manufacturing group                         853              272               77
    Totals, business segments              30,533            2,886            1,716
  Corporate                                 2,755              716              412
    Total                               $  33,288       $    3,602       $    2,128


Identifiable Assets:
  Mining group                          $ 240,521       $  150,990       $  145,301
  Manufacturing group                       5,290            4,287            5,472
    Totals, business segments             245,811          155,277          150,773
  Corporate and other                      79,897          169,979          110,827
Consolidated assets                     $ 325,708       $  325,256       $  261,600

NOTE M--SUBSEQUENT EVENT

   In January and February 1994, the Company effected an offering of $100 million ($96,750,000 net to the Company after underwriter discount) of 6 3/8% Convertible Subordinated Debentures Due 2004 which are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $26.20 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures have no other funding requirements until maturity. The debentures mature January 31, 2004.

NOTE N--SUMMARY OF QUARTERLY FINANCIAL DATA

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1993 and 1992:

                                        First      Second         Third         Fourth
                                      Quarter     Quarter        Quarter        Quarter
                                               (000's-Except Per Share Data)
1993
Net Sales                            $ 11,981    $ 18,663      $ 22,602       $ 24,935
Gross Margin                              731       1,864         2,704          3,991
Net income (loss) before
  cumulative effect                    (1,981)     (1,007)      (10,388)            86
Net income (loss)                    $  3,201    $ (1,007)     $(10,388)(d)         86
Net income (loss) per shares
  before cumulative effect               (.08)       (.07)         (.68)           .01
Net income (loss) per share          $    .22    $   (.07)     $   (.68)(d)        .01
Fully diluted income per share(a)    $    .19

1992
Net Sales                            $ 12,281    $ 13,595      $ 12,132       $ 13,514
Gross Margin(b)                         1,626       1,061           519          1,500
Net income (loss)                    $    494    $ (1,400)     $ (1,169)      $  1,316
(c)
Net income (loss) per share          $    .03    $   (.09)     $   (.08)      $    .09
Fully diluted income per share(a)                                             $    .08
(a)

(a) Fully diluted income per share reflects the impact of all convertible securities including those not considered to be common stock equivalents.

(b) Amounts differ from those previously reported and represent the reclassification of certain indirect mining operation costs from corporate general overhead to cost of mine operations.

(c) Includes approximately $2.8 million related to the utilization of net operating losses and the impact of alternative minimum tax.

(d) Includes one time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivables of
    $2,268,564.


SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     Balance at
                                     Beginning        Additions
     Classification                   of Period         At Cost

Year ended December 31, 1993
    Land                             $  1,946,351     $   232,584
    Buildings                           9,959,536      16,220,972
    Machinery & Equipment              44,036,251      16,834,802
    Operational Mining Claims          63,651,560      17,935,761
    Mineral Interest                      754,954         160,000
    Kensington J.V.                    43,578,720       3,809,610
    Fachinal Project                   19,801,456       4,957,199
    Waihi East                                          8,454,000
        Totals                       $183,728,828     $68,604,928

Year ended December 31, 1992
    Land                             $  2,011,770     $
    Buildings                          11,026,337         165,882
    Machinery & Equipment              41,468,280       3,436,698
    Operational Mining Claims          59,495,960       4,155,600(e)

    Mineral Interest                      754,954
    Kensington J.V.                    36,812,795       6,765,925(f)
    Fachinal Project                   12,778,867       7,022,589(g)
        Totals                       $164,348,963     $21,546,694


Year ended December 31, 1991
    Land                             $  2,068,021     $    18,749
    Buildings                          11,155,404          20,935
    Machinery & Equipment              40,652,674       2,088,062
    Operational Mining Claims          76,961,568         280,712
    Mineral Interest                      754,954
    Kensington J.V.                    28,602,136       8,210,659(f)
    Fachinal Project                    6,718,455       6,060,412(g)
    Totals                           $166,913,212     $16,679,529

(a)     Reclassification entries.
(b)     Primarily the disposition of assets at the Thunder Mountain Mine.
(c)     Ropes Mine closure.
(d) Adjusted carrying values of prior business combinations as required by FAS109.
(e) Includes construction of additional leaching capacity at Rochester property.
(f)     Development expenditures at Kensington property.
(g)     Development expenditures at Fachinal property.
(h)     Property, plant and equipment are recorded at cost.
        Depreciation is provided using the straight line method over each asset's estimated economic life ranging from three to 30 years.

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
(Last Two Columns of Schedule V)
                                     Other Changes       Balance
                                     Add (Deduct)       at End of
    Retirements                        Describe         Period


    $  (382,003)                     $  (112,097)(a)  $  1,684,835
     (l,458,336)                         (13,800)(a)    24,708,372
     (6,256,755)                                        54,614,298
        (33,047)                       8,566,724 (d)    90,120,998
                                                           914,954
                                                        47,388,330
                                       2,020,799 (d)    26,779,454
                                                         8,454,000
     ( 8,130,141)                    $10,461,626      $254,665,241


    $    (61,890)                    $    (3,529)(a)  $  1,946,351
      (1,115,562)(b)                    (117,121)(a)     9,959,536
        (910,921)                         42,194 (a)    44,036,251
                                                        63,651,560
                                                           754,954
                                                        43,578,720
                                                        19,801,456
    $ (2,088,373)                    $   (78,456)     $183,728,828


    $    (75,000)                    $                $  2,011,770
        (150,002)                                       11,026,337
     (1,272,456)(b)                                     41,468,280
     (17,749,591)(c)                        3,271 (a)   59,495,960
                                                           754,954
                                                        36,812,795
                                                        12,778,867
    $(19,247,049)                    $     3,271      $164,348,963

(a)     Reclassification entries.
(b)     Primarily the disposition of assets at the Thunder Mountain Mine.
(c)     Ropes Mine closure.
(d) Adjusted carrying values of prior business combinations as required by FAS109.
(e) Includes construction of additional leaching capacity at Rochester property.
(f)     Development expenditures at Kensington property.
(g)     Development expenditures at Fachinal property.
(h)     Property, plant and equipment are recorded at cost.
        Depreciation is provided using the straight line method over each asset's estimated economic life ranging from three to 30 years.

                                                                 Exhibit 24(a)

                        Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No.33-638) pertaining to the Long-Term Incentive Plan of Coeur d'Alene Mines Corporation ofour report dated February 11, 1994, with respect to the consolidated financial statements and schedules of Coeur d'Alene Mines Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1993.



Seattle, Washington                                              Ernst & Young
May 24, 1994