Form 10-Q
period 1994-06-30
COEUR D ALENE MINES CORP
filed 1994-08-15
CIK 215466

                            SECURITIES AND EXCHANGE

                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

(Mark One)
  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
                        Commission File Number:  1-8641
                                                 ------

                        COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified on its charter)

            IDAHO                                         82-0109423
- - ------------------------------                  ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer Ident.No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                            83816-0316
- - ---------------------------------                            ----------
(Address of principal executive                              (Zip Code)
 offices)

Registrant's telephone number, including area code:         (208) 667-3511

- - -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X   NO
                                  ----     ----

                             --------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 15,420,652 shares were issued and outstanding as of August 5, 1994.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I.                   Financial Information:


Item 1.   Financial Statements (Unaudited)
   Consolidated Balance Sheets --                                                                       3-4
       June 30, 1994 and December 31, 1993


   Consolidated Statements of Operations --                                                             5-6
       Three Months Ended June 30, 1994 and 1993
       Six Months Ended June 30, 1994 and 1993


   Consolidated Statements of Cash Flows --                                                              7
       Six Months Ended June 30, 1994 and 1993


   Notes to Consolidated Financial Statements                                                           8-10



Item 2.   Management's Discussion and Analysis of                                                      11-17
          Financial Condition and Results of Operations



PART II.      Other Information.


Item 4.   Submission of Matters to a Vote of Security-Holders                                            17


Item 6.   Exhibits and Reports on Form 8-K                                                               18


SIGNATURES

                                                                       UNAUDITED

                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                 June 30,                   December 31,
                                                                         1994                        1993
                                                                    -------------                -------------
CURRENT ASSETS
   Cash and cash equivalents                                        $ 12,756,093                 $ 14,678,097
   Short-term investments                                            147,097,672                   70,221,106
   Receivables                                                         9,018,808                    7,757,910
   Refundable income taxes                                             3,197,645                    1,924,065
   Inventories                                                        35,144,972                   34,670,469
                                                                    -------------                -------------
          Total Current Assets                                       207,215,190                  129,251,647

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                      84,753,563                   81,007,505
   Less accumulated depreciation                                      38,667,548                   35,310,111
                                                                    -------------                -------------
                                                                      46,086,015                   45,697,394

MINING PROPERTIES
   Operational mining properties                                      93,690,354                   90,120,998
   Less accumulated depletion                                         36,079,818                   33,125,461
                                                                    -------------                -------------
                                                                      57,610,536                   56,995,537
   Developmental properties                                           88,971,270                   83,536,738
                                                                    -------------                -------------
                                                                     146,581,806                  140,532,275

OTHER ASSETS
   Funds held in escrow                                                2,270,695                    2,270,695
   Notes receivable                                                      158,559                      355,069
   Debt issuance costs, net of
       accumulated amortization                                        8,610,458                    4,708,372
   Marketable equity securities                                        2,476,764                    2,422,416
   Other                                                               1,667,916                      470,469
                                                                    -------------                -------------
                                                                      15,184,392                   10,227,021
                                                                    -------------                -------------
                                                                    $415,067,403                 $325,708,337
                                                                    =============                =============

                                                                       UNAUDITED

                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER'S EQUITY                                    June 30,                   December 31,
                                                                         1994                           1993
                                                                    -------------                  -------------
CURRENT LIABILITIES
   Accounts payable                                                 $  1,401,109                   $  1,946,273
   Accrued liabilities                                                 4,321,670                      5,265,232
   Accrued interest payable                                            3,238,180                      2,008,851
   Accrued salaries and wages                                          3,409,271                      2,898,486
   Accrued litigation settlement                                       5,875,000                      5,875,000
   Accrued environmental settlement                                    1,230,000                      1,230,000
   Reserve for mine closure                                              274,629                        494,800
   Current portion of obligations
       under capital leases                                            1,969,147                      1,899,771
                                                                    -------------                  -------------
          Total Current Liabilities                                   21,719,006                     21,618,413

OTHER LIABILITIES
   6% Convertible Subordinated
       Debentures                                                     50,000,000                     50,000,000
   7% Convertible Subordinated
       Debentures                                                     75,000,000                     75,000,000
   6 3/8% Convertible Subordinated
       Debentures                                                    100,000,000
   Obligations under capital leases                                    3,231,684                      4,233,913
   Other long-term liabilities                                         4,735,357                      2,325,764
   Deferred income taxes                                               1,429,034                      1,681,542
                                                                    -------------                  -------------
          Total Long-Term Liabilities                                234,396,075                    133,241,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $1.00 par value
       per share-authorized 10,000,000
       shares, none outstanding
   Common Stock, $1.00 par value per
       share--authorized 60,000,000
       shares, issued and outstanding
       16,413,080  and 16,394,302 shares
       (including 1,058,453 held as
       treasury stock)                                                16,413,080                     16,394,302
   Capital surplus                                                   179,101,154                    181,038,631
   Accumulated deficit                                               (17,033,040)                   (13,100,942)
   Repurchased and nonvested shares                                  (13,415,134)                   (13,483,286)
   Unrealized losses on short-
       term investment securities                                     (6,113,738)
                                                                    -------------                  -------------
                                                                     158,952,322                    170,848,705
                                                                    -------------                  -------------
                                                                    $415,067,403                   $325,708,337
                                                                    =============                  =============

                                                                       UNAUDITED
                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   3 MONTHS ENDED                           6 MONTHS ENDED
                                                       JUNE 30                                 JUNE 30
                                         ---------------------------------        ----------------------------------
                                              1994                1993                1994                 1993
                                         -------------        ------------        ------------         ------------
INCOME
   From mine operations:
       Sales of concentrates
          and dore'                      $ 19,463,913         $16,135,488         $ 39,673,495         $25,796,006
       Less cost of mine
          operations                       16,788,680          14,554,849           34,318,840          23,709,315
                                         -------------        ------------        -------------        -------------
             Gross profits                  2,675,233           1,580,639            5,354,655           2,086,691

   From manufacturing
       operations:
       Sale of industrial
          products                          2,827,223           2,528,391            5,513,139           4,848,735
       Less cost of
          manufacturing                     2,510,887           2,245,117            5,020,450           4,340,528
                                         -------------        ------------        -------------        -------------
       Gross profits                          316,336             283,274              492,689             508,207
   Interest and other income                3,032,618           1,436,636            4,618,840           2,718,229
                                         -------------        ------------        -------------        -------------
             Total income                   6,024,187           3,300,549           10,466,184           5,313,127

EXPENSES
   Administration                             950,362             822,108            2,541,071           1,798,169
   Accounting and legal                       434,985             778,648              855,925           1,362,262
   General corporate                        1,379,807           1,327,451            2,746,913           2,268,393
   Mining exploration                       1,215,186             387,519            1,951,510             888,791
   Idle facilities                            415,400             706,721              827,744           1,349,060
   Interest                                 2,935,536           1,271,185            5,440,118           2,757,132
                                         -------------        ------------        -------------        -------------
             Total expenses                 7,331,276           5,293,632           14,363,281          10,423,807
                                         -------------        ------------        -------------        -------------

LOSS BEFORE TAXES AND
   CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING                  (1,307,089)         (1,993,083)          (3,897,097)         (5,110,680)
Provision (Benefit) for
   income taxes                                27,710            (985,946)              35,001          (2,122,860)
                                         -------------        ------------        -------------        -------------

LOSS BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING                              (1,334,799)         (1,007,137)          (3,932,098)         (2,987,820)
   Cumulative effect of
       change in accounting
       method                                                                                            5,181,188
                                         -------------        ------------        -------------        ------------
NET INCOME (LOSS)                        $ (1,334,799)        $(1,007,137)        $ (3,932,098)        $ 2,193,368
                                         =============        ============        =============        ============

                                                                       UNAUDITED
                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   3 MONTHS ENDED                            6 MONTHS ENDED
                                                       JUNE 30                                   JUNE 30
                                         -----------------------------------        ----------------------------------
                                             1994                  1993                 1994                 1993
                                         ------------          ------------         ------------         ------------
EARNINGS PER SHARE DATA

   Weighted average number
   of shares of Common
       Stock outstanding                  15,354,627            15,335,478           15,346,742           15,322,963
                                         ============          ============         ============         ============

   Loss per share
       before cumulative
       effect of change in
       accounting method                 $     (0.09)          $     (0.07)         $     (0.26)         $     (0.20)

   Cumulative effect of
       change in accounting                                                                              $       .34
                                         ------------          ------------         -----------          ------------

       INCOME(LOSS) PER SHARE            $     (0.09)          $     (0.07)         $     (0.26)         $      0.14
                                         ============          ============         ============         ============


Cash dividends per share                                                            $      0.15               $ 0.15
                                                                                    ============         ============



See notes to consolidated financial statements.

                                                                       UNAUDITED
                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993


CASH FLOWS FROM OPERATING ACTIVITIES                                     1994                       1993
                                                                    --------------            --------------
   Net income (loss)                                                $  (3,932,098)            $   2,193,368
   Add (less) noncash items:
       Depreciation, depletion and
          amortization                                                  8,943,583                 4,597,141
       Cumulative adjustment FAS 109                                                             (5,181,188)
       Deferred income taxes                                             (252,508)               (2,168,250)
       Deferred stripping costs                                          (591,712)
       Loss on disposition
          of fixed assets                                                 128,153                   167,954
       (Gain) on foreign currency hedging                              (1,193,959)
       Loss on sale of short-term
          investments                                                     575,245
   Change in operating assets and
       liabilities:
       Accounts receivable                                             (1,340,519)               (1,710,036)
       Inventories                                                       (599,711)               (4,601,407)
       Accounts payable and
          accrued liabilities                                            (652,617)                4,955,855
       Interest payable                                                 1,229,329                (1,571,867)
                                                                    --------------            --------------
   NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                             2,313,186                (3,318,430)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant, and equipment                          (3,257,526)              (32,338,451)
   Purchase of short-term investments                                (102,093,404)              (51,026,366)
   Proceeds from sale of short-term securities                         17,560,691
   Proceeds from sale of assets                                           253,784                   454,173
   Expenditures on operational
       mining properties                                               (3,772,100)              (15,397,994)
   Expenditures on developmental properties                            (5,434,533)              (13,051,613)
   Additions to funds held in escrow
   Proceeds from other assets                                              96,404                    85,549
                                                                    --------------            --------------
       NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                           (96,646,684)             (111,274,702)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from offering of 6 3/8%
       Convertible Subordinated Debentures                             95,647,541
   Retirement of obligations under capital
       leases                                                            (932,853)                 (873,679)
   Payment of cash dividends                                           (2,303,194)               (2,297,520)
                                                                    --------------            --------------
       NET CASH USED IN FINANCING ACTIVITIES                           92,411,494                (3,171,199)
                                                                    --------------            --------------
       DECREASE IN CASH AND
          CASH EQUIVALENTS                                             (1,922,004)             (117,764,331)
Cash and cash equivalents at beginning
   of year                                                             14,678,097               134,106,948
                                                                    --------------            --------------
       CASH AND CASH EQUIVALENTS AT
       JUNE 30, 1994 AND 1993                                       $  12,756,093             $  16,342,617
                                                                    ==============            ==============


See notes to consolidated financial statements.

                                                                       UNAUDITED

                        Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE A:  Inventories are composed of the following:

                                                                    JUNE 30,               DECEMBER 31,
                                                                      1994                     1993
                                                                  ------------             ------------
       Mining:
           Ore in process and on leach pads                       $28,402,824              $27,958,186
           Dore' inventory                                          1,744,670                1,947,294
           Supplies                                                 3,138,240                3,356,544
                                                                  ------------             ------------
                                                                   33,285,734               33,262,024
       Manufacturing:
           Raw materials                                            1,170,715                  755,206
           Finished goods                                             688,523                  653,239
                                                                  ------------             ------------
                                                                    1,859,238                1,408,445
                                                                  ------------             ------------
                                                                  $35,144,972              $34,670,469
                                                                  ============             ============

         Inventories of ores on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Dore' inventory includes product at the mine site and product held by refineries. All other inventories are stated at the lower of cost or market, cost being determined using the first in, first out and weighted average cost methods.


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


NOTE C:

         On April 30, 1993, the Company acquired Cyprus Gold New Zealand Limited, for approximately $54 million in cash. The acquisition has been accounted for as a purchase. The following consolidated results of the Company's operations assume that the acquisition took place at the beginning of the period presented.

                                                                  3 Months Ended              6 Months Ended
       (In thousands except for                                   June 30, 1993                June 30, 1993
       per share amounts)                                         --------------              --------------
           Revenues                                                  $24,827                      42,153
           Net loss before cumulative
               effect of change in
               accounting                                            $(1,534)                     (3,667)

           Net income                                                $ 1,534                       1,514
           Earnings per share data:
           Loss per shareholder before
               cumulative effect of
               change in accounting                                  $  (.10)                       (.24)

           Net income per share                                      $   .10                         .10


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


NOTE E:

       Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes." FAS No. 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. The Statement also contains new requirements regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of Coeur Rochester, Inc. acquired in 1986 and CDE Chilean Mining Corp. acquired in 1989 to reflect the gross purchase value previously reported net-of-tax.

       The cumulative effect of the accounting change on prior years at January 1, 1993 is a non-recurring gain of $5,181,188, or $.34 per share, and is included in the accompanying Consolidated Statement of Operations for the six months ended June 30, 1993. Other than the cumulative effect, the accounting change had no material effect on the operating results for the three months and six months ended June 30, 1993.

       The Company's tax expense for the second quarter and first half of 1994 results primarily from state tax liabilities. There is no provision for Federal income taxes in the second quarter or first half of 1994 due to net operating losses incurred.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

       The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine, which it wholly owns and operates, and the Golden Cross Mine, in which the Company has an 80% operating interest.

       The depressed level of silver prices led to the suspension of mining activity at the Galena Mine in July 1992 (during which month the average price of silver was $3.95 per ounce) and at the Coeur Mine in April 1991 (during which month the average price of silver was $3.97 per ounce). Any resumption of mining at those mines will require the affirmative decision of Asarco, Incorporated, the operator of those mines, to recommence operations there.

       On July 19, 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the new mine is expected to take 18 months to complete and is expected to produce, in its first year, 41,000 ounces of gold and 2.6 million ounces of silver. Total project construction is expected to cost $41.8 million.

       The Company plans to continue its developmental activities at the Kensington Property. A production decision relating to the Kensington Property is subject to the approval by the Company and its joint venture partner, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on August 5, 1994 was $378.60 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance. However, it is anticipated that an EPA Technical Assistance Report will be furnished to the Army Corps of Engineers in early September 1994, which will lead to the issuance by the Corps of its section 404 permit in due course.

       The Company plans, in connection with its evaluation of potential acquisition candidates, to focus primarily upon mining properties and businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations.

       The significant increase in the Company's mining exploration expenses in the first half of 1994 over the prior year's comparable period reflects the Company's efforts to expand its ore reserve base.


RESULTS OF OPERATIONS

       Three Months Ended June 30, 1994, Compared to Three Months Ended June 30, 1993

SALES AND GROSS PROFITS

       Sales of concentrates and dore' increased by $3,328,425, or 21%, for the second quarter of 1994 over the same quarter of 1993 and was primarily attributable to increased production as a result of the Golden Cross Mine operating for the entire quarter in 1994 compared to a partial quarter in 1993 and an increase in metals prices. The Golden Cross Mine was acquired on April 30, 1993. Silver and gold prices averaged $5.38 and $381.44 per ounce, respectively, in the second quarter of 1994 compared with $4.26 and $360.41 per ounce, respectively, in the second quarter of 1993. In the second quarter of 1994, the Company produced 1,419,181 ounces of silver and 31,523 ounces of gold compared to 1,475,750 ounces of silver and 30,603 ounces of gold in the second quarter of 1993.

       The cost of mine operations for the second quarter of 1994 increased by $2,233,831, or 15%, above the prior year's comparable quarter and is primarily attributable to the acquisition of the Golden Cross Mine. Mine operations gross profit as a percent of sales increased from 10% in the quarter ended June 30, 1993 to 14% in the quarter ended June 30, 1994. As a result, gross profits from mine operations increased by $1,094,594, or 69%.

       The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $269.04 per ounce in the quarter ended June 30, 1994, compared to
$229.92 per ounce in the prior year's comparable quarter.   The increase was
primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing. The cash costs of production in the second quarter of 1994, however, decreased from $299.83 per ounce cash costs incurred in the first quarter of 1994. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.65 in the quarter ended June 30, 1994, compared to $3.51 per ounce in the quarter ended June 30, 1993.

       The sales of manufactured products, which consist of lightweight flexible hose and duct and metal tubing, increased by $298,832, or 12%, in the second quarter of 1994 above the second quarter of 1993. Cost of manufacturing increased by $265,770, or 12%, compared with the second quarter of 1993. As a result, gross profits from manufacturing increased by $33,062, or 12%, in the second quarter of 1994 from the prior year's second quarter.

OTHER INCOME

       Other income increased by $1,595,982, or 111%, the second quarter of 1994 compared to the second quarter of 1993. The difference is primarily the result of an increase in the level of the Company's cash and securities portfolio and unrealized foreign exchange gains on outstanding contracts at June 30, 1994.

       As a result of the above, the Company's total income increased by $2,723,638, or 82%, in the second quarter of 1994 compared to the second quarter of 1993.

EXPENSES

       For the second quarter of 1994, total expenses increased by $2,037,644, or 38%, over the prior year's comparable quarter. The increase is primarily attributable to (i) an increase in interest expense of $1,664,351, or 131%, primarily resulting from the issuance of $100 million principal amount of 6-3/8% Convertible Subordinated Debentures in January and February 1994, (ii) an increase of $827,667, or 214%, in mining exploration expenses incurred in connection with the Company's efforts to increase ore reserves, and (iii) increases in administration and general corporate expenses.

INCOME (LOSS) BEFORE TAXES AND ACCOUNTING CHANGE

       As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $1,307,089 for the second quarter of 1994 compared to a loss before income taxes and the cumulative effect of a change in accounting of $1,993,083 for the second quarter of 1993. The Company reported income tax expense (benefit) for the second quarter of 1994 of $27,710 compared to $(985,946) for the same period of 1993. As a result, the Company reports a loss before the cumulative effect of a change in accounting of $1,334,799, or $.09 per share, for the second quarter of 1994 compared with $1,007,137, or $.07 per share, for the 1993's comparable quarter.

NET INCOME

       As a result of the above, the Company reports a net loss of $1,334,799, or $.09 per share, for the second quarter of 1994 compared with $1,007,137, or $.07 per share, for the second quarter of 1993.


       Six Months Ended June 30, 1994, Compared to Six Months Ended June 30,
       1994

SALES AND GROSS PROFITS

       Sales of concentrates and dore' increased by $13,877,489, or 54%, for the six months ended June 30, 1994 over the same period of 1993 and was primarily attributable to increased production as a result of the Golden

Cross Mine operating for the entire period in 1994 compared to the same period in 1993. Silver and gold prices averaged $5.33 and $382.87 per ounce, respectively, in the first six months of 1994 compared to $3.96 and $344.84 per ounce, respectively, in the same period in 1993. During the first six months of 1994, the Company produced 2,929,578 ounces of silver and 63,100 ounces of gold compared to 2,812,119 ounces of silver and 47,750 ounces of gold in the first six months of 1993. The increase in silver production is due to increased production at the Company's Rochester Mine. The increase in gold production is due to the Company's acquisition of an 80% interest in the Golden Cross Mine effective April 30, 1993.

       The cost of mine operations in the first six months of 1994 increased by $10,609,525, or 45%, over the first six months of 1993. As a result, gross profit from mine operations increased by $3,267,964, or 157%, in the first six months of 1994 from 1993's comparable period. Mine operations gross profit as a percent of sales increased from 8% in the six months ended June 30, 1993 to 13% in the six months ended June 30, 1994. The increase was primarily attributable to the increases in silver and gold prices during the six months ended June 30, 1994, from the prior year's comparable period.

       The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $283.26 per ounce in the six months ended June 30, 1994, compared
to $229.92 in the prior year's comparable six month period.   The increase was
primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing. As stated above, however, the cash costs incurred in the second quarter of 1994 were lower than the cash costs incurred in the first quarter of 1994. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.64 per ounce in the six months ended June 30, 1994, compared to $3.59 in the six months ended June 30, 1993.

       Sales of industrial products in the first six months of 1994 increased by $664,404, or 14%, compared to the first six months of 1993. Cost of manufacturing increased by $679,922, or 16%, in the first half of 1994, compared to the prior year's comparable period. As a result, gross profit from manufacturing for the first six months of 1994 decreased by $15,518, or 3%, compared to the first six months of 1993.

OTHER INCOME

       Interest and other income in the first half of 1994 increased by $1,900,611, or 70%, compared to the first half of 1993. The increase was primarily due to an increase in the level of the Company's cash and securities portfolio and unrealized foreign exchange gains on outstanding contracts at June 30, 1994.

       As a result of the above, the Company's total income increased by $5,153,057, or 97%, in the six months ended June 30, 1994, over the prior year's comparable quarter.

EXPENSES

       Total expenses in the first half of 1994 increased by $3,939,474, or 38%, over the prior year's comparable six-month period. The increase is primarily attributable to (i) an increase in interest expense of $2,682,986, or 97%, primarily resulting from the issuance of $100 million principal amount of 6-3/8% Convertible Subordinated Debentures in January and February 1994, (ii) an increase of $1,062,719, or 120%, in mining exploration expenses incurred in connection with the Company's efforts to increase ore reserves, and (iii) increases in administration and general corporate expenses.

INCOME (LOSS) BEFORE TAXES AND ACCOUNTING CHANGE

       As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $3,897,097 in the first six months of 1994 compared to $5,110,680 in the first six months of 1993. The Company reported income tax expense (benefit) of $35,001 for the first six months of 1994, compared to ($2,122,860) in the first six months of 1993. As a result, the Company reported a net loss before the cumulative effect of a change in accounting of $3,932,098, or $.26 per share, in the first six months of 1994, compared to a net loss of $2,987,820, or $.20 per share, in the first six months of 1993.

CHANGE IN ACCOUNTING

       Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting the mandatory Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carry forwards. The cumulative effect of the accounting change on prior years at January 1, 1993, resulted in a non-recurring gain of $5,181,188, or $.34 per share, and is included in the results of operations for the six months ended June 30, 1993.

NET INCOME (LOSS)

       As a result of the above, the Company reported a net loss of $3,932,098, or $.26 per share, in the first six months of 1994, compared to net income of $2,193,368, or $.14 per share, in the prior year's comparable six-month period.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital at June 30, 1994 was approximately $185.5 million compared to approximately $107.6 million at December 31,

1993. The ratio of current assets to current liabilities was 9.5 to 1 at June 30, 1994, compared with 6.0 to 1 at December 31, 1993.

       The increase in the Company's working capital at June 30, 1994 compared to December 31, 1993 is primarily attributable to the Company's sale in January and February 1994 of an aggregate of $100,000,000 principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 (the "Debentures"). The Debentures were issued by the Company in connection with an offering to "qualified institutional buyers" as defined in Rule 144A under the Securities Act and to certain non-U.S. persons in reliance upon Regulation S under the Securities Act. The Company plans to use the approximately $95.7 net proceeds from such offering for general corporate purposes, including the possible acquisition of, or investment in, additional precious metals mines, properties or businesses, and for possible developmental activities on new or existing mining properties. The Company's acquisition efforts are primarily focused upon operating precious metals mines and precious metals properties or businesses that are expected to become operational in the near future. The Company currently is engaged in the review and investigation of opportunities for expansion of its business through acquisitions, investments or other transactions. While preliminary agreements have been entered into with respect to certain proposed acquisitions, the consummation of such acquisitions is subject to significant contingencies. The Company invested the proceeds of the above offering in interest-bearing marketable securities and money market obligations, and plans to continue such investments pending the use of the proceeds of that offering as discussed above.

       Net cash provided by (used in) operating activities for the first six months of 1994 was $2,313,186 compared with $(3,318,430) for the first six months of 1993. A total of $96,646,684 of cash was used in investing activities in the six months of 1994, compared to $111,274,702 in the first six months of 1993. Of the $96,646,684 used in investing activities during the first six months of 1994, $102.1 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities provided $92,411,494 of cash during the first six months of 1994 compared with $3,171,199 used in financing activities for the first six months of 1993. As a result of the above, the Company's net cash decrease for the first six months of 1994 was $1,922,004 compared with a net cash decrease of $117,764,331 for the first six months of 1993. The net cash decrease for the first half of 1993 was primarily due to the use of $111,274,702 in investing activities.

       In view of the recent, significant increase in the Company's capital resources described above, the Company terminated its $38 million revolving line of credit agreement with a syndicate of banks in June 1994. On June 8, 1994, the Company entered into a credit agreement with Seattle First National Bank providing for a maximum of $10 million letter of credit.

       For the quarters ended June 30, 1994 and 1993, the Company expended $1,236,766 and $806,367, respectively, in connection with environmental compliance activities at its operating properties. At June 30, 1994, the Company had expended a total of approximately $4.3 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

       On June 24, 1994, the U.S. District Court for the District of Idaho approved the proposed settlement (the "Settlement") of Kassover v. Coeur d'Alene Mines Corporation et al. (the "Lawsuit"), a class action instituted against the Company and others in 1990. Pursuant to the Settlement, a total of up to 220,083 shares of Common Stock will be issued by the Company in exchange for the claims of the members of the plaintiff class (the "Claimants") and their counsel. The number of such shares was determined by dividing $4 million by the average daily closing price of the Common Stock for the five business days preceding the "fairness hearing" relating to the Settlement held on June 16, 1994. The Company issued 66,025 shares to counsel for the claimants in late July 1994, and plans to issue the balance of up to 154,058 shares following the processing of the Claimants' claims, which is expected to be in September or October 1994.

       On July 19, 1994, the Company's Board of Directors approved the construction of the Fachinal project following the completion by the independent engineering firm of Fluor Daniel Wright of a detailed feasibility study. Pursuant to that study, the cost to complete Fachinal is estimated to be $41.8 million. The Company plans to seek funding for that construction on a project financing basis.


                          PART II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security-Holders

       The Company's Annual Meeting of Shareholders was held on May 10, 1994.

       Messrs. Dennis E. Wheeler, Joseph C. Bennett, Duane B. Hagadone, James
J. Curran, James A. Sabala, James A. McClure and Jeffery T. Grade were nominated and elected to serve as members of the Board for one year or until their successors are elected and qualified, by a vote of approximately 13.4 million shares (ranging from 13,408,142 to 13,457,130) for, and no shares voting against or abstaining.

       Shareholders ratified the selection of Ernst & Young to serve as the Company's public accountants for the current fiscal year by a vote of 13,283,442 shares for, 29,799 shares against, with 127,101 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

        The following exhibit is filed herewith:

        10     Credit Agreement, dated June 8, 1994 between
               Registrant/Seattle-First National Bank.


    (b) Reports on Form 8-K

        None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     COEUR D'ALENE MINES CORPORATION
                                     -------------------------------
                                         (Registrant)




Dated August 12, 1994                     /s Dennis E. Wheeler
                                          ---------------------------
                                          DENNIS E. WHEELER
                                          Chairman,  President and
                                          Chief Executive Officer




Dated August 12, 1994                     /s James A. Sabala
                                          ---------------------------
                                          JAMES A. SABALA
                                          Senior Vice President
                                          (Principal Financial and
                                          Accounting Officer)

                        COEUR D'ALENE MINES CORPORATION

                               INDEX TO EXHIBITS

                    FORM 10-Q FOR PERIOD ENDED JUNE 30, 1994



                                                                                   SEQUENTIAL
EXHIBIT NO.                                                                         PAGE NO.
- - -----------                                                                        ----------
10              Credit Agreement between Coeur D'Alene Mines Corporation
                and Seattle-First National Bank                                        21