Form 10-K/A
period 1993-12-31
COEUR D ALENE MINES CORP
filed 1994-09-07
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                               FORM 10-K/A No. 2

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

Amendment No. 2 to Annual Report on Form 10-K for the year ended
December 31, 1993

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

            Item 14(a)(1) (Financial Statements).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Date: September 7, 1994             By: JAMES A. SABALA
                                   James A. Sabala
                                   Senior Vice President and
                                   Chief Financial Officer

                        COEUR D'ALENE MINES CORPORATION

                         AMENDMENT NO. 2 TO FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1993


      The Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K") of Coeur d'Alene Mines Corporation (the
"Company") is hereby revised as set forth in this Amendment No. 2
(the "Amendment") to the Form 10-K.

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
Retained                       Repurchased and
Earnings                       Nonvested Shares
(Deficit)                 Shares          Amount         Total


$ 11,964,145            (1,058,453)    $(13,392,542) $200,039,914
 (14,398,777)                                         (14,398,777)
  (1,798,183)                                          (1,798,183)

                                            (35,014)      101,392
                                                         (6,628)

  (4,232,815)           (1,058,453)     (13,427,556)  183,937,718
    (759,255)                                            (759,255)
                                                       (2,296,493)
                                           (16,714)       164,786
                                                        (55,256)

   (4,992,070)         (1,058,453)      (13,444,270)   180,991,500
   (8,108,872)                                          (8,108,872)
                                                           148,210
                                                        (2,297,520)
                                            (39,016)       152,903
                                                           (37,516)

(13,100,942)            (1,058,453)    $(13,483,286)   $170,848,705


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