Form 10-Q
period 1994-09-30
COEUR D ALENE MINES CORP
filed 1994-11-14
CIK 215466

SECURITIES AND EXCHANGE

                                  Washington, D. C.

                                  _________________

                                      FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                         OR

  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________
                           Commission File Number:  1-8641

                           COEUR D'ALENE MINES CORPORATION
               (Exact name of registrant as specified on its charter)

             IDAHO                                              82-0109423
(State or other jurisdiction of                      (I.R.S. Employer Ident.No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                                  83816-0316
(Address of principal executive                                    (Zip Code)
 offices)

Registrant's telephone number, including area code:               (208) 667-3511

______________________________________________________________________
Former name, former address and former fiscal year, if changed since last report



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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 15,419,894 shares were issued and outstanding as of November 1, 1994.
                           COEUR D'ALENE MINES CORPORATION

                                        INDEX



                                                                        Page No.



PART I.                 Financial Information:


Item 1.  Financial Statements (Unaudited)


  Consolidated Balance Sheets --                                           3-4
    September 30, 1994 and December 31, 1993


  Consolidated Statements of Operations --                                 5-6
    Three Months Ended September 30, 1994 and 1993
    Nine Months Ended September 30, 1994 and 1993


  Consolidated Statements of Cash Flows --                                   7
    Nine Months Ended September 30, 1994 and 1993


  Notes to Consolidated Financial Statements                              8-10



Item 2.  Management's Discussion and Analysis of                         11-17
         Financial Condition and Results of Operations



PART II.                Other Information.


Item 1.  Legal Proceedings                                                  17


Item 6.  Exhibits and Reports on Form 8-K                                   17




SIGNATURES

                                                                     UNAUDITED

                           COEUR D'ALENE MINES CORPORATION
                               (An Idaho Corporation)
                                Coeur d'Alene, Idaho

                             CONSOLIDATED BALANCE SHEETS

ASSETS                                      September 30,         December 31,
                                                 1994                1993

CURRENT ASSETS
  Cash and cash equivalents                 $ 14,572,242         $ 14,678,097
  Short-term investments                     142,244,142           70,221,106
  Receivables                                 11,073,015            7,757,910
  Refundable income taxes                      3,223,346            1,924,065
  Inventories                                 35,102,267           34,670,469
                                             ___________          ___________
       Total Current Assets                  206,215,012          129,251,647

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment               86,357,577           81,007,505
  Less accumulated depreciation               40,078,883           35,310,111
                                              __________           __________
                                              46,278,694           45,697,394

MINING PROPERTIES
  Operational mining properties               95,360,702           90,120,998
  Less accumulated depletion                  37,450,617           33,125,461
                                              57,910,085           56,995,537
  Developmental properties                    92,889,287           83,536,738
                                             ___________          ___________
                                             150,799,372          140,532,275

OTHER ASSETS
  Funds held in escrow                         2,270,695            2,270,695
  Notes receivable                                                    355,069
  Debt issuance costs, net of
    accumulated amortization                   8,486,014            4,708,372
  Marketable equity securities                   518,448            2,422,416
  Other                                        1,813,408              470,469
                                              13,088,565           10,227,021
                                            $416,381,643         $325,708,337

                                                                     UNAUDITED
                             COEUR D'ALENE MINES CORPORATION
                                 (An Idaho Corporation)
                                  Coeur d'Alene, Idaho

                               CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER'S EQUITY        September 30,         December 31,
                                                 1994                  1993

CURRENT LIABILITIES
  Accounts payable                          $  1,685,220          $  1,946,273
  Accrued liabiliti                            2,803,132             5,265,232
  Accrued interest payable                     3,611,195             2,008,851
  Accrued salaries and wages                   3,727,010             2,898,486
  Accrued litigation settlement                5,662,579             5,875,000
  Accrued environmental settlement             1,230,000             1,230,000
  Reserve for mine closure                       152,406               494,800
  Current portion of obligations
    under capital leases                       2,004,779             1,899,771
                                              __________            __________
       Total Current Liabilities              20,876,321            21,618,413

OTHER LIABILITIES
  6% Convertible Subordinated
    Debentures                                50,000,000            50,000,000
  7% Convertible Subordinated
    Debentures                                75,000,000            75,000,000
  6 3/8% Convertible Subordinated
    Debentures                               100,000,000
  Obligations under capital leases             2,716,928             4,233,916
  Other long-term liabilities                  5,075,119             2,325,764
  Deferred income taxes                        1,429,034             1,681,542
                                             ___________           ___________
    Total Long-Term Liabilities              234,221,081           133,241,219

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value per
    share--authorized 10,000,000
    shares, none outstanding
  Common Stock, $1.00 par value per
    share--authorized 60,000,000
    shares, issued 16,479,105 at
    September 30, 1994 and 16,394,302
    at December 31, 1993 (including
    1,059,211 shares held as
    treasury stock)                           16,479,105            16,394,302
  Capital surplus                            180,223,579           181,038,631
  Accumulated deficit                        (15,390,146)          (13,100,942)
  Repurchased and nonvested shares           (13,386,722)          (13,483,286)
  Unrealized losses on short-term
    investment securities                     (6,641,575)
                                             161,284,241           170,848,705
                                             ___________           ___________
                                            $416,381,643          $325,708,337

                             COEUR D'ALENE MINES CORPORATION
                                 (An Idaho Corporation)
                                  Coeur d'Alene, Idaho

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                   3 MONTHS ENDED                  9 MONTHS ENDED
                                    SEPTEMBER 30                    SEPTEMBER 30
                                 1994             1993          1994              1993

INCOME
  From mine operations:
     Sales of concentrates
       and dore'            $ 20,666,805     $ 19,951,071   $ 60,340,300     $ 45,747,077
     Less cost of mine
       operations             16,845,383       17,565,139     51,164,223       41,274,454
         Gross profits         3,821,422        2,385,932      9,176,077        4,472,623

  From manufacturing
     operations:
       Sale of industrial
         products              2,859,173        2,650,902      8,372,312        7,499,637
       Less cost of
         manufacturing         2,529,523        2,332,799      7,549,973        6,673,327
           Gross profits         329,650          318,103        822,339          826,310
 Interest and other
     income                    5,638,711        1,196,370     10,257,550        3,914,599
                               _________        _________     __________        _________
           Total income        9,789,783        3,900,405     20,255,966        9,213,532

EXPENSES
  Administrative               1,008,236          818,740      3,549,307        2,616,909
  Accounting and legal           360,835          955,467      1,216,760        2,221,725
  General corporate            1,330,023        1,469,494      4,076,936        3,833,891
  Mining exploration             913,385          490,597      2,864,894        1,379,388
  Idle facilities                385,541          540,408      1,213,285        1,889,468
  Interest                     3,057,175        1,312,534      8,497,293        4,069,666
  Litigation settlement          976,028        5,875,000        976,028        5,875,000
  Environmental settlement                      1,230,000                       1,230,000
  Write-off of uncollectible
     notes receivable                           2,268,564                       2,268,564
                               _________       __________     __________       __________
           Total expenses      8,031,223       14,960,804     22,394,503       25,384,611

INCOME (LOSS) BEFORE TAXES
  AND CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING       1,758,560      (11,060,399)    (2,138,537)     (16,171,079)
Provision (Benefit) for
  income taxes                   115,666         (672,492)       150,667       (2,795,352)
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING         1,642,894      (10,387,907)    (2,289,204)     (13,375,727)
  Cumulative effect of
     change in accounting
     method                                                                     5,181,188
                               _________      ___________      _________        _________
NET INCOME (LOSS)           $  1,642,894     $(10,387,907)  $ (2,289,204)    $ (8,194,539)

                               COEUR D'ALENE MINES CORPORATION
                                   (An Idaho Corporation)
                                    Coeur d'Alene, Idaho

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                     3 MONTHS ENDED                 9 MONTHS ENDED
                                      SEPTEMBER 30                   SEPTEMBER 30
                                   1994           1993           1994             1993


EARNINGS PER SHARE DATA

  Weighted average number
     of shares of Common
     Stock outstanding         15,403,346      15,354,710     15,365,817       15,332,878

  Gain (loss) per share
     before cumulative
     effect of change in
     accounting method        $      0.11     $     (0.68)   $     (0.15)     $     (0.87)

  Cumulative effect of
     change in accounting
     method                                                                          0.34

     GAIN (LOSS) PER SHARE           0.11           (0.68)         (0.15)           (0.53)


Cash dividends per share                                     $      0.15      $      0.15




See notes to consolidated financial statements.

                                                                   UNAUDITED
                              COEUR D'ALENE MINES CORPORATION
                                   (An Idaho Corporation)
                                    Coeur d'Alene, Idaho

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the nine months ended September 30, 1994 and 1993

CASH FLOWS FROM OPERATING ACTIVITIES                     1994                 1993
  Net loss                                         $ (2,289,204)        $  (8,194,539)
  Add (less) noncash items:
     Depreciation, depletion and
       amortization                                  13,624,038             8,802,743
     Cumulative adjustment FAS 109                                         (5,181,188)
     Deferred income taxes                             (252,508)           (2,851,208)
     Deferred stripping costs                          (578,300)
     Loss on disposition
       of fixed assets                                  107,730               630,187
     (Gain) on foreign currency exchange               (410,825)
     (Gain) on foreign currency hedging              (1,357,379)
     (Gain) on disposition of securities             (1,924,177)
     Provision for litigation settlement                976,028             5,875,000
     Provision for environmental settlement                                 1,230,000
     Write-off of uncollectible notes
       receivable                                                           2,268,564
  Changes in operating assets and
     liabilities:
     Accounts receivable                             (3,359,203)           (1,106,195)
     Inventories                                       (557,006)           (4,932,434)
     Accounts payable and
       accrued liabilities                           (2,267,691)            4,576,434
     Interest payable                                 1,602,344
                                                      _________             _________
  NET CASH PROVIDED BY
      OPERATING ACTIVITIES                            3,313,847             1,117,364

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment         (5,358,097)          (33,403,808)
  Purchase of short-term investments               (106,498,374)          (52,244,949)
  Proceeds from sale of short-term securities        28,579,288
  Proceeds from sale of assets                          298,754               633,459
  Expenditures on operational
     mining properties                               (5,442,448)          (15,595,823)
  Expenditures on developmental properties           (7,257,743)          (15,350,468)
  Proceeds from other assets                            460,247                85,622
                                                     __________           ___________
     NET CASH USED IN INVESTING ACTIVITIES          (95,218,373)         (115,875,967)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from offering of 6 3/8%
     Convertible Subordinated Debentures             95,513,842
  Retirement of obligations under capital
     leases                                          (1,411,977)           (1,321,306)
  Payment of cash dividend                           (2,303,194)           (2,297,520)
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                          91,798,671            (3,618,826)
     DECREASE IN CASH AND
       CASH EQUIVALENTS                                (105,855)         (118,377,429)
Cash and cash equivalents at beginning
  of year                                            14,678,097           134,106,948
                                                     __________            __________
     CASH AND CASH EQUIVALENTS AT
       SEPTEMBER 30, 1994 AND 1993                 $ 14,572,242         $  15,729,519

See notes to consolidated financial statements.

                                                                        UNAUDITED

                             Coeur d'Alene Mines Corporation
                                    and Subsidiaries
                       Notes to Consolidated Financial Statements

NOTE A:  Inventories are composed of the following:

                                            SEPTEMBER 30            DECEMBER 31
                                                 1994                   1993
  Mining:
    Ore in process and on leach pads        $ 28,758,037          $ 27,958,186
    Dore' inventory                            1,547,782             1,947,294
    Supplies                                   3,131,616             3,356,544
                                              __________            __________
                                              33,437,435            28,384,114
Manufacturing:
    Raw materials                                985,159               755,206
    Finished goods                               679,673               653,239
                                               1,664,832             1,408,445
                                            $ 35,102,267          $ 34,670,469


    Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling process. Dore' inventory includes product at the mine site and product held by refineries. All other inventories are stated at the lower of cost or market, cost being determined using the first in, first out and weighted average cost methods.

NOTE B:

    Effective January 1, 1994, the Company changed its method of accounting for debt and equity securities by adopting Statement of Financial Accounting Standards (FAS) 115, "Accounting for Certain
Investments in Debt and Equity Securities". FAS 115 requires the use of fair value accounting. The Company has classified its short term investments and marketable securities as available for sale, according to provisions of the new pronouncement. Accordingly, unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

NOTE C:

    On April 30, 1993, the Company acquired Cyprus Gold New Zealand,
Limited, for approximately $54 million in cash. The acquisition has been accounted for as a purchase. The following consolidated results of the Company's operations assume that the acquisition took place at the beginning of the period presented.

                                          3 Months Ended          9 Months Ended
In thousands except for                   September 30,           September 30,
per share amounts                              1993                    1993

    Revenues                              $   23,798              $   65,064
    Net loss before
      cumulative effect of
      change in accounting                   (11,061)                (14,923)

    Net loss                                 (11,061)                 (9,742)
    Earnings per share data:
    Loss per share before
      cumulative effect of change
      in accounting                             (.68)                   (.97)

    Net loss per share                          (.68)                   (.64)


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

    The cumulative effect of the accounting change on prior years at January 1, 1993 is a non-recurring gain of $5,181,188, or $.34 per share, and is included in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1993. Other than the cumulative effect, the accounting change had no material effect on the operating results for the three months and nine months ended September 30, 1993.

    The Company's tax expense for the third quarter and first nine months of 1994 results primarily from state tax liabilities. There is no provision for Federal income taxes in the third quarter or first nine months of 1994 due to net operating losses incurred.

NOTE F:

    During the quarter, the Company received updated reserve information indicating an increase in reserves at the Golden Cross Mine.
Accordingly, the Company adjusted its depletion rate effective July 1, 1994 to reflect the increased reserves. The impact of the change was an increase in net income of $623,258, or $.04 per share for the three months ended September 30, 1994.

NOTE G:

    On August 15, 1994, the Company purchased 33 1/3% of the Jualin property, for $2.9 million, bringing its ownership interest in the property to 100%. Concurrent with the acquisition, the Company sold the common stock of International Curator which it previously owned, and relinquished all of its rights with respect to the Boleo property. The
Company recorded a gain on the sale of Curator stock of $2.7 million, which is reflected as a component of other income.

NOTE H:

    On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by an predecessor of the Company.
Plaintiff has filed with the court a cost bill in the approximate amount of $250,000 which has been objected to by the Company but which, if allowed, will be added to the judgment for a total judgment of $975,688, upon which interest accrues.

    The Company has provided for the potential loss and filed a notice of appeal to the Ninth Circuit Court of Appeals on September 29, 1994.

NOTE I:

    Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE J:

    Other than as stated in the notes above, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to a fair presentation of the results of operations of the periods shown.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


General

    The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional political and economic conditions, and other factors. The
Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; and the El Bronce
Mine, a Chilean gold mine of which the Company acquired operating control in October 1994. In addition, in September 1994, the Company entered into an agreement under which it has the right to acquire up to a 51% operating interest in another Chilean gold mine, the Faride Mine.

    In October 1994, the Company announced that ASARCO Incorporated
("Asarco") and the Company are forming a new corporation to which Asarco and the Company will contribute their interests in the Galena and Coeur
Mines in Idaho, at which mining activities were suspended in July 1992 and April 1991, respectively, due to then depressed silver prices, and the adjoining Caladay property, a silver exploration property. It is contemplated that the new company will invest approximately $25 million in development and exploration at the properties under a two-year plan of lengthening the existing workings, improving infrastructure and diamond drilling to increase reserves and mine life. The reopening of the Galena and Coeur Mines remains dependent upon future silver prices and the negotiation of certain contractual agreements.

    The Company has an option until July 1997 to increase its ownership interest in the El Bronce Mine to 51% if it invests $20.4 million and also invests a minimum of $5 million over a two-year period for exploration and mine development designed to expand ore reserves and increase annual gold production above the current level of 40,000 ounces per year.

    On July 19, 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the new mine is expected to take 18 months to complete and is expected to produce, in its first year, 41,000 ounces of gold and 2.6 million ounces of silver.
Total cost to complete the project construction is expected to approximate $41.8 million.

    The Company plans to continue its developmental activities at the Kensington Property. A production decision relating to the Kensington
Property is subject to the approval by the Company and its joint venture partner, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on November 4, 1994 was $383.50 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance.
On November 8, 1994 EPA issued a draft of its Technical Assistance Report which calls for the Kensington Venture to redesign portions of its project and furnish additional data, in order to satisfy certain environmental requirements. If, in the final report, EPA adheres to the recommendations in the draft, the Company believes it is feasible to make the design changes and furnish the necessary data. It is anticipated that a final EPA Technical Assistance Report will be furnished to the Army Corps of Engineers in the first quarter of 1995, which should lead to the issuance by the Corps of its Section 404 permit in due course.

    The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.


                                 RESULTS OF OPERATIONS

    Three Months Ended September 30, 1994 Compared to Three Months
    Ended September 30, 1993

Sales and Gross Profits

    Sales of concentrates and dore' in the third quarter of 1994
increased by $715,734, or 4%, over the third quarter of 1993.    The
increase in sales is primarily attributable to an increase in gold and silver prices.  Silver and gold prices averaged $5.34 and $385.81 per ounce, respectively, in the third quarter of 1994, compared with $4.67 and $375.43 per ounce, respectively, in the third quarter of 1993.  In the third quarter of 1994, the Company produced 1,582,579 ounces of silver and 31,125 ounces of gold compared to 1,598,035 ounces of silver and 34,896 ounces of gold in the third quarter of 1993.

    The cost of mine operations in the third quarter of 1994 decreased by $719,756, or 4%, from the prior year's comparable quarter. The decrease is primarily due to an increase in ore reserves at Golden Cross which had the effect of reducing noncash costs from $126 per gold equivalent ounce to $83 per ounce. Gross profit from mining operations in the third quarter of 1994 increased by $1,435,490, or 60%, to $3,821,422 compared to gross profit from mining operations of $2,385,932 in the third quarter of 1993. Mine operations gross profit as a percent of sales amounted to 18.5% in the third quarter of 1994, compared to 12.0% in the third quarter of 1993. The improvement in the gross profit percentage is primarily attributable to the increase in silver and gold prices and the decrease in production costs described above.

    The cash costs of production per ounce of gold at the Golden Cross
Mine amounted to $272.10 per ounce in the quarter ended September 30, 1994, compared to $202.94 per ounce in the prior year's comparable quarter. The increase was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and a lower grade of ore being provided from the underground portion of the mine. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.43 in the quarter ended September 30, 1994, compared to $3.23 per ounce in the quarter ended September 30, 1993.

    Sales of industrial products, which consist of lightweight flexible hose and duct and metal tubing, in the third quarter of 1994 increased by $208,271, or 8%, over the prior year's third quarter. Cost of manufacturing in the third quarter of 1994 increased by $196,724, or 8.4%, compared to the third quarter of 1993. As a result, gross profits from manufacturing in the third quarter of 1994 increased by $11,547, or 3.6%, over the third quarter of 1993.

Other Income

    Interest and other income in the third quarter of 1994 increased by $4,442,341, or 371%, over the third quarter of 1993. The increase is due to an increase of the Company's cash equivalents and short-term investments and a gain of $2.7 million arising from the sale by the Company of common shares of International Curator in the third quarter of 1994.

Expenses

    Total expenses in the third quarter of 1994 decreased by $6,929,581 compared to the prior year's third quarter. The decrease is primarily due to non-recurring write-offs of $9,375,000, or $.61 per share, effected in the third quarter of 1993. The write-offs included one time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564. The decrease is partially offset by an increase in mining exploration expense of $422,788, and an increase in interest expense of $1,744,641 associated with the completion of a 6-3/8%
Convertible Subordinated Debentures offering effected in the first quarter of 1994.

Net Loss

    As a result of the above, the Company's income before income taxes amounted to $1,758,560 in the third quarter of 1994 compared to a pre-tax loss of $11,060,399 in the third quarter of 1993. The Company provided
$115,666 for income taxes in the third quarter of 1994 compared to a benefit of $672,492 in the third quarter of 1993. As a result, the Company reported net income of $1,642,894, or $.11 per share, in the third quarter of 1994 compared to a net loss of $10,387,907, or $.68 per share, in the third quarter of 1993.


    Nine Months Ended September 30, 1994 Compared to Nine Months
    Ended September 30, 1993

Sales and Gross Profits

    Sales of concentrates and dore' in the nine months ended September
30, 1994 increased by $14,593,223, or 32%, over the nine months ended
September 30, 1993. The increase is primarily attributable to an increase in gold production and increases in metal prices. Silver and gold prices averaged $5.33 and $383.85 per ounce, respectively, in the first nine months of 1994 compared to $4.20 and $355.10 per ounce, respectively, in the same period in 1993. During the first nine months of 1994, the Company produced 4,512,157 ounces of silver and 94,225 ounces of gold compared to 4,410,154 ounces of silver and 82,646 ounces of gold in the first nine months of 1993. The increase in gold production is due to the Company's acquisition of an 80% interest in the Golden Cross Mine effective April 30, 1993. The Company's 80% interest in Golden Cross Mine production in the nine months ended September 30, 1994 amounted to 52,137 ounces of gold and 163,667 ounces of silver compared to 36,083 ounces of gold and 116,931 ounces of silver for the first nine months of 1993.

    The cost of mine operations in the first nine months of 1994 increased by $9,889,769, or 24%, over the first nine months of 1993.
Gross profit from mine operations increased by $4,703,454, or 105%, in the first nine months of 1994 over 1993's comparable period. Mine operations gross profit as a percent of sales increased to 15.2% in the nine months ended September 30, 1994 compared to 9.8% in the nine months ended September 30, 1993. The increase was primarily attributable to the increases in silver and gold prices in 1994 over the prior year.

    The cash costs of production per ounce of gold at the Golden Cross
Mine amounted to $280 per ounce in the nine months ended September 30, 1994, compared to $213 in the prior year's comparable nine-month period.
The increase was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and a lower grade of ore being provided from the underground portion of the mine. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.58 per ounce in the nine months ended September 30, 1994, compared to $3.44 in the nine months ended September 30, 1993.

    Sales of industrial products in the first nine months of 1994 increased by $872,675, or 11.6%, compared to the first nine months of 1993. Cost of manufacturing increased by $876,646, or 13.1%, in the first nine months of 1994, compared to the prior year's comparable period. As a result, gross profit from manufacturing for the first nine months of 1994 decreased by $3,971, or .5%, compared to the first nine months of 1993.



Other Income

    Interest and other income in the nine months ended September 30, 1994 increased by $6,342,951, or 162%, over the prior years' comparable period. The increase in primarily due to an increase in the level of the Company's cash and securities portfolio and unrealized foreign exchange gains on outstanding contracts at September 30, 1994 and a gain of $2.7 million arising from the sale by the Company of common shares of International Curator in the third quarter of 1994.

Expenses

    Total expenses in the first nine months of 1994 decreased by $2,990,108, or 11.8%, from the prior year's comparable nine-month period.
The decrease is primarily due to the non-recurring write-offs of $9,375,000, or $.61 per share, effected in the third quarter of 1993.
The write-offs include one time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564. The decrease was partially offset by an increase in interest expense of $4,427,627 in the first nine months of 1994, which was related to the issuance of $100 million principal amount of 6-3/8% Convertible Subordinated Debentures in the first quarter of 1994, and increases in administrative expenses of $932,398 and mining exploration of $1,485,506.

Income (Loss) Before Taxes and Accounting Change

    As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $2,138,537 in the first nine months of 1994 compared to $16,171,079 in the first nine months of 1993. The provision for income taxes amounted to $150,667 in the first nine months of 1994, compared to a benefit of $2,795,352 in the first nine months of 1993. As a result, the Company reported a net loss before the cumulative effect of a change in accounting of $2,289,204, or $.15 per share, in the first nine months of 1994, compared to $13,375,727, or $.87 per share, in the first nine months of 1993.

Change in Accounting

    Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting the mandatory Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes."
FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets.
Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carry forwards. The cumulative effect of the accounting change on prior years at January 1, 1993, resulted in a non-recurring gain of $5,181,188, or $.34 per share, and is included in the results of operations for the nine months ended September 30, 1993.

Net Income (Loss)

    As a result of the above, the Company reported a net loss of $2,289,204, or $.15 per share, in the first nine months of 1994, compared to a net loss of $8,194,539, or $.53 per share, in the prior year's comparable nine-month period.

                            LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

    The Company's working capital at September 30, 1994 was approximately
$185.3 million compared to $107.6 million at December 31, 1993. The ratio of current assets to current liabilities was 9.9 to one at September 30, 1994 compared to 6.0 to one at December 31, 1993.

    The increase in the Company's working capital at September 30, 1994 compared to December 31, 1993 is primarily attributable to the Company's sale in January and February 1994 of an aggregate of $100,000,000 principal amount of 6-3/8% Convertible Subordinated Debentures Due 2004
(the "Debentures"). The Debentures were issued by the Company in connection with an offering to "qualified institutional buyers" as defined in Rule 144A under the Securities Act and to certain non-U.S.
persons in reliance upon Regulation S under the Securities Act.  The
Company plans to use the approximately $95.5 net proceeds from such offering for general corporate purposes, including the possible acquisition of, or investment in, additional precious metals mines, properties or businesses, and for possible developmental activities on new or existing mining properties. The Company's acquisition efforts are primarily focused upon operating precious metals mines and precious metals properties or businesses that are expected to become operational in the near future. The Company currently is engaged in the review and investigation of opportunities for expansion of its business through acquisitions, investments or other transactions. While preliminary agreements have been entered into with respect to certain proposed acquisitions, the consummation of such acquisitions is subject to significant contingencies. The Company invested the proceeds of the above offering in interest-bearing marketable securities and money market obligations, and plans to continue such investments pending the use of the proceeds of that offering as discussed above.

    Net cash provided by operating activities in the first nine months of 1994 was $3,313,847 compared to $1,117,364 in the first nine months of 1993. Net cash used in investing activities in the first nine months of 1994 was $95,218,373 compared to $115,875,967 in the prior year's comparable period. Net cash provided by financing activities in the first nine months of 1994 was $91,798,671, compared to $3,618,826 used in the first nine months of 1993. As a result of the above, cash and cash equivalents decreased by $105,855 in the first nine months of 1994 compared to a $118,377,429 decrease for the comparable period of 1993.

    For the years ended September 30, 1994 and 1993, the Company expended
$1,910,525 and $2,799,358, respectively, in connection with environmental compliance activities at its operating properties. At September 30, 1994, the Company had expended a total of approximately $4.5 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

    On June 24, 1994, the U.S. District Court for the District of Idaho approved the proposed settlement of Kassover v. Coeur d'Alene Mines
Corporation et al (the "Lawsuit"), a class action instituted against the Company and others in 1990. Pursuant to the Settlement, a total of up to 220,083 shares of Common Stock will be issued by the Company in exchange for the claims of the members of the plaintiff class (the
"Claimants") and their counsel. The number of such shares was determined by dividing $4 million by the average daily closing price of the Common
Stock for the five business days preceding the "fairness hearing" relating to the Settlement held on June 16, 1994. The Company issued
66,025 shares to counsel for the Claimants in late July 1994, and plans to issue the balance of up to 154,058 shares following the processing of the Claimants' claims, which is expected to be in November or December
1994.

    On July 19, 1994, the Company's Board of Directors approved the construction of the Fachinal project following the completion by the independent engineering firm of Fluor Daniel Wright of a detailed feasibility study. Pursuant to that study, the cost to complete Fachinal is estimated to be $41.8 million. The Company plans to seek funding for that construction on a project financing basis.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by an predecessor of the Company.
The notes are claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and in 1988. Plaintiff has filed with the court a cost bill in the approximate amount of $250,000 which has been objected to by the Company but which, if allowed, will be added to the judgment for a total judgment of $975,688, upon which interest accrues.

    The Company filed a notice of appeal to the Ninth Circuit Court of Appeals on September 29, 1994.

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






                               COEUR D'ALENE MINES CORPORATION
                                                             (Registrant)




Dated November 10, 1994                    /s Dennis E. Wheeler
                                           DENNIS E. WHEELER
                                           Chairman,  President and
                                           Chief Executive Officer




Dated November 10, 1994                    /s James A. Sabala
                                           JAMES A. SABALA
                                           Senior Vice President
                                           (Principal Financial and
                                           Accounting Officer)











