Form 10-K
COEUR D ALENE MINES CORP
filed 1995-03-29
CIK 215466

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ___________________________

                         Commission File Number 1-8641

                           COEUR D'ALENE MINES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Idaho                                           82-0109423
-------------------------------                     -----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

505 Front Ave., P. O. Box "I"
  Coeur d'Alene, Idaho                                          83816
-------------------------------                     -----------------------------
     (Address of principal                                    (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code:  (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, PAR VALUE $1.00
                7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
              6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
              ---------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x     No         .
   ---------    --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 3, 1995.)$265,129,280

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1995.

               15,595,840 shares of Common Stock, Par Value $1.00

                      DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III of the Form 10-K is incorporated byreference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

     Coeur d'Alene Mines Corporation ("Coeur" or the "Company") is principally engaged in the exploration, development, operation and/or ownership of gold and silver mining properties located within the United States in Nevada, Idaho and Alaska and abroad in New Zealand and Chile. The Company's most significant properties are: (i) the Rochester Mine, a silver and gold surface mining operation located in northwestern Nevada, which is owned and operated by Coeur and which is believed to be one of the largest and lowest cost of production primary silver mines in the United States and is a significant gold producer as well; (ii) the Golden Cross Mine, an underground and surface gold mining operation located near Waihi, New Zealand, which is operated by Coeur and in which it has an 80% operating interest acquired on April 30, 1993; (iii) the Galena Mine and the Coeur Mine, underground silver mines in the Coeur d'Alene Mining District in Northern Idaho at which mining operations were suspended in July 1992 and April 1991, respectively, due to then prevailing silver prices, and in which the Company has an indirect 50% ownership interest through its ownership of 50% of the capital stock of Silver Valley Resources Corporation, a Delaware corporation formed by the Company and ASARCO Incorporated ("Asarco") in January 1995; (iv) the Kensington Property, located north of Juneau, Alaska, which was acquired in 1987 and is being developed as an underground gold mine jointly by Coeur and its 50% joint venture partner; (v) the Fachinal Property, located in southern Chile, South America, which Coeur acquired in 1990, at which construction commenced on an open pit and underground mine and processing plant in November 1994, with completion scheduled for the fourth quarter of 1995; and (vi) the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994. In addition, in September 1994, the Company entered into an agreement under which it has the right to acquire up to a 51% operating interest in another Chilean gold mine, the Faride Mine. Coeur also has interests in other properties which are the subject of silver or gold exploration activities and on which no commercially mineable ore bodies have been identified.

     Through The Flexaust Company ("Flexaust") division of the Company's wholly-owned subsidiary Callahan Mining Corporation ("Callahan"), Coeur is also engaged in the manufacture and sale of lightweight flexible hose and duct and metal tubing. Flexaust's products are used in a wide variety of industrial and commercial applications for conveying air, dust, fumes and materials.

     The Rochester Mine, the Golden Cross Mine and the El Bronce Mine, which are operated by the Company, currently constitute the Company's sources of mining revenues. The Rochester Mine accounted for approximately 67.9%, 56.2% and 50.4% of the Company's total revenues in 1992, 1993 and 1994, respectively. The Golden Cross Mine accounted for 23.9% of the Company's total revenues for 1993, 35.3% of total revenues for the eight-month period subsequent to its acquisition on April 30, 1993 and 26.2% of total revenues in 1994. Flexaust revenues accounted for approximately 17.9%, 12.2% and 11.0% of the Company's total revenues in 1992, 1993 and 1994, respectively. The El Bronce Mine accounted for approximately 1% of the Company's total revenues in 1994 and 4% of total revenues for the three-month period subsequent to its acquisition on October 3,
1994.   The balance of revenues was attributable to interest, dividend and other income.

     The following sets forth definitions of certain important mining terms used in this report. "Ore reserve" means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. "Proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. "Probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. References herein to "silver" mean an alloy with a minimum fineness of 999 parts per 1000 pure silver; references to "gold" mean an alloy with a minimum fineness of 995 parts per 1000 pure gold; and references to an "ounce" mean a troy ounce, which is 31.10348 grams. References to "dore" mean a bullion produced by smelting, containing gold, silver and minor amounts of impurities. "Mineralized material" is a mineralized underground body which has been intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. Such material does not qualify as an "ore reserve" until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded. References to a "ton" mean a short ton, which is 2,000 pounds.

ROCHESTER MINE

     The Rochester Mine is a silver-gold, surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The Rochester orebody consists of disseminated precious-metals mineralization hosted in Triassic volcanic rocks. The mine, which is accessible by road, utilizes the heap-leaching process to extract both silver and gold from ore mined using open-pit methods. The property consists of 16 patented and 552 unpatented contiguous mining claims and 74 mill-site claims totaling approximately 10,000 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. Asarco, the prior lessee, has a net smelter royalty interest which varies from 0 to 5% provided the market price of silver equals or exceeds $17.00 per ounce.

     Based on the reserve-review report dated January 1995, of Independent Mining Consultants, Inc., and accounting for production through December 31, 1994, in-place, proven and probable ore reserves, as of January 1, 1995, total approximately 80.7 million tons averaging 1.259 ounces per ton silver and
0.0108 ounces per ton gold. The reserve estimate is based on a 1.20 ounce per ton silver-equivalent, breakeven-design cutoff grade and a silver and gold price of $5.50 and $385, respectively. The average grades do not reflect losses in the recovery process nor any allowance for extractive dilution during the mining process. The amount of proven and probable reserves will vary depending on the relative price of silver and gold. A reserve estimate calculated at various silver and gold prices are outlined as follows:

$Per Troy Ounce           Ore           Silver         Gold           Strip
  Silver/Gold            Tons           Grade          Grade          Ratio

---------------        ------------   -------------  ------------     ------
                       (Thousands)    (Ounces/ton)   (Ounces/ton)
$6.50/$455               91,200         1.210          0.0102         1.59
$6.00/$420               88,500         1.214          0.0103         1.49
$5.50/$385               80,700         1.259          0.0108         1.56
$5.00/$375               75,400         1.283          0.0112         1.58
$4.50/$350               69,900         1.299          0.0115         1.47
$4.00/$350               64,700         1.319          0.0120         1.48

     Based upon its experience and certain metallurgical testing, the Company estimates recovery rates at 55% for silver and 85% for gold. Although, as shown in the preceding table, the average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. The actual strip ratio may vary significantly from year-to-year during the remaining life of the mine. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, the levels of silver and gold prices and other uncertainties inherent in any mining and processing operation.

     The following table sets forth information for the periods indicated relating to Rochester Mine production. Production may decrease during the winter due to slower solution flow from the heaps. Such conditions are not expected to effect annual production levels since mining, crushing and heap construction are expected to continue during those months at normal rates, resulting in increased dore' production during warmer weather. Also, production will vary from time to time depending upon the area being mined.

                                                      Year Ended December 31,
                          --------------------------------------------------------------------------------------
                             1990               1991               1992               1993               1994
                          ---------          ---------          ---------          ---------          ----------
Ore mined (tons)          6,819,253          6,982,366          7,356,336          7,247,553           7,844,631
Silver (ounces)           4,779,518          5,707,700          5,431,369          5,943,894           5,937,770
Gold (ounces)                59,082             60,565             56,562             66,412              56,886

    The following table sets forth the costs of production per ounce of silver and goldon a silver equivalent basis during the periods indicated at the Rochester Mine. Such costs include mining, processing and direct administration costs, financing costs, royalties and exploration expenses. To obtain the silver equivalent, each ounce of gold produced is multiplied by the same ratio as the then current ratio of the price of gold to the price of silver. This silver equivalent gold production is then added to actual silver production to determine total silver equivalent production.


                                            Year Ended December 31,
                            -----------------------------------------------------
                              1990       1991        1992        1993       1994
                            --------   --------    --------    --------   -------
Cash costs per ounce        $  3.33    $  3.28     $  2.82     $  3.55       3.57

Depreciation, depletion
   and amortization
   per ounce                    .43        .48         .40         .54        .59
                            --------   --------    --------    --------   -------
Total costs per ounce       $  3.76    $  3.76     $  3.22     $  4.09    $  4.16
                            ========   ========    ========    =========  =======


    A new life-of-mine leach pad and conveyor system commenced operations in September, 1994. Initially, the new pad is expected to permit faster metals recovery than the previous pad. The leach cycle at the Rochester Mine requires approximately five years from the point ore is mined until all recoverable metal is recovered. The above costs are based upon actual operating experience at the mine. There can be no assurance that these costs will remain at the same level for future operations.

GOLDEN CROSS MINE

    Effective April 30, 1993, a wholly-owned subsidiary of the Company acquired from a wholly-owned subsidiary of Cyprus Minerals Company all of the outstanding capital stock of Cyprus Gold New Zealand Limited ("Cyprus NZ"), the name of which was changed by the Company to Coeur Gold New Zealand Limited ("Coeur NZ"). The principal asset of Coeur NZ is its undivided 80% participating joint venture interest in the Golden Cross Mine located near Waihi on the North Island of New Zealand, approximately 100 miles southeastof Auckland, and certain other exploration properties in New Zealand. The remaining undivided 20% joint venture interest is owned by a subsidiary of The Todd Company Limited, a New Zealand corporation.

    In addition to all the capital stock of Cyprus NZ, the Company also acquired from the former parent of Cyprus NZ a term loan receivable from Cyprus NZ in the principal amount of approximately $53.2 million which was owed by Cyprus NZ to its former parent and is now owed by Coeur NZ to the Company. A cash purchase price of approximately $54 million was paid by the Company for the Cyprus NZ capital stock and term loan. The Company accounted for the acquisition as a purchase transaction.

     The Golden Cross Mining License covers an area of approximately 961 acres of which 274 acres are occupied by the current Golden Cross Mine operation. The mine property includes the open-pit and underground mine facilities, process plant, tailings pond, water treatment plant and mine offices which are all accessible by road from the town of Waihi. Construction of the Golden Cross Mine began in April, 1990, and commercial production commenced in December, 1991. Ore is mined from an extensive precious-metals bearing, epithermal vein system hosted in Tertiary volcanic rocks.

     Based upon reserve reports dated September 1, 1994 (open-pit reserve) and December, 1994, (underground reserve) by Snowden Associates Pty Ltd, an independent consulting firm, in-place, open-pit and underground, proven and probable ore reserves less actual production through December 31, 1994, total
7.565 million tons averaging 0.079 ounces per ton gold. The open-pit reserve estimate, totaling 6.642 million tons averaging 0.065 ounces per ton gold, is based on a 0.029 ounce per ton gold cutoff, $400 per ounce gold price and a currency exchange rate of US$ = 0.58 NZ$. The underground-reserve estimate, totaling 924,000 tons averaging 0.182 ounces per ton gold, is based on a 0.117 ounce per ton cutoff, gold and silver prices of $385 and $5.50, respectively and a currency exchange rate of $US = 0.61 NZ$. The reserve estimate reflects an allowance for extractive dilution during the mining process, but does not reflect losses during the recovery process. In addition, the reserve estimate has identified 404,000 tons of mineralized material averaging 0.05 ounce per ton gold which is insufficiently defined to be included in the reserve, but may be mineable given additional definition or changes in economic parameters.

    Silver reserves are empirically estimated using past production/recovery ratios for silver:gold. Open pit and underground silver:gold ratios have historically averaged 4:1 and 5:1, respectively. Total contained silver ounces are estimated at 2,572,000 ounces, with an average grade of 0.34 ounces of silver per ton, for open pit and underground proven/probable reserves. No mineralized material grades for silver were estimated.

    The following table sets forth Golden Cross Mine production data. Information relating to production prior to April 30, 1993 was obtained from the former owner of Cyprus NZ. Because the Company's acquisition of Cyprus NZ was accounted for as a purchase, results of its operations prior to April 30, 1993 are not included in the Company's reported results of operations. The following data reflects the amount of production attributable to Cyprus NZ's 80% interest in the mine:


                                   Four Months       Eight Months
                Year Ended            Ended              Ended             Year Ended
              December 31, 1992  April 30, 1993   December 31, 1993     December 31, 1994
              -----------------  --------------   -----------------     -----------------
Ore mined (tons)      528,923         242,961            479,688             709,411
Gold (ounces)          69,899          26,360             56,898              67,400
Silver (ounces)       274,905         103,690            175,325             222,246

    The following table sets forth the costs of production per ounce of gold and silver on a gold equivalent basis during the periods indicated at the Golden Cross Mine. Such costs include mining, processing and direct administration costs, royalties and exploration expenses, but do not include financing costs associated with the term loan formerly owed by Coeur Gold NZ to its parent. The production costs per ounce of gold for any period is computed on a gold equivalent basis. Each ounce of silver produced is multiplied by the same ratio as the then current silver-to-gold price ratio. This gold equivalent silver production is then added to actual gold production to determine the total gold equivalent production.

                                      Four Months     Eight Months
                     Year Ended         Ended           Ended             Year Ended
                 December 31, 1992  April 30, 1993  December 31, 1993  December 31, 1994
                 -----------------  --------------  -----------------  -----------------
Cash costs
 per ounce             $261.00         $245.00            $220.00            $277.00

Depreciation,
 depletion
 and amortization
 per ounce              130.00          174.00             117.00             111.00
                       -------         -------            -------            -------
                       $391.00         $419.00            $337.00            $388.00
                       =======         =======            =======            =======


    The above-reported Golden Cross Mine production and cost data relating to operations subsequent to the commencement of commercial production in December 1991 reflect an initial under-utilization of the mine's productive capacity associated with commencement of operations as well as other start-up costs expected to be nonrecurring in nature. The 1994 increase in the cash costs of production per ounce of gold was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and a lower grade of ore being provided from the underground portion of the mine. The increase in ore reserves during 1994 enabled the Company to lower the depletion at the mine, which had the effect of reducing non-cash costs per ounce.

    The Company estimates the current waste-to-ore strip ratio to be approximately 4.32 to 1. Approximately 1550 tons per day of ore is currently being mined at the open pit operation. The underground mine is a trackless operation with a declining access from the surface, currently mining approximately 700 to 850 tons per day of ore and utilizing mechanized cut and fill and long hole benching methods. A 2,000 ton per day mill processes ore from both the open pit and underground operations and Coeur NZ estimates that approximately 89% of the gold and 60% of the silver contained in the ore mined is recovered. The production of gold and silver is subject to the risks of actual rates of recovery, continuity of ore grades, mining rates, the levels of gold and silver prices and other uncertainties inherent in any mining and processing operation. Tailings are treated by a proprietary process that removes and recycles cyanide used in the milling process.

    The Company obtained favorable variances to the Golden Cross Mine's effluent discharge permit by a decision from the Waikato Regional Council issued in August 1993. While this decision has been appealed to the Planning Tribunal by environmental organizations, and while the environmental organizations filed a petition for enforcement of the permit in November 1993 with the Planning Tribunal which raises issues related to the permit, the Company nevertheless believes that environmental issues will not hamper operations of the Golden Cross Mine and that the appeal and petition will be resolved favorably to the Company.

    Coeur NZ expended approximately $579,313 during 1994 to explore properties adjacent to the Golden Cross Mine and various other properties in the eastern portion of the North Island of New Zealand. Such exploratory activities included drilling, sampling and assaying. Coeur NZ plans during 1995 to expend approximately $1.4 million to explore Waihi East, Waitekauri and three other New Zealand licenses on the north island.

    In addition to significantly increasing the Company's total gold production capability, the acquisition of Coeur NZ geographically diversified the Company's operations, may contribute to further expansion in the Pacific Rim and may widen the Company's potential investor base.

COEUR D'ALENE MINING DISTRICT - SILVER VALLEY RESOURCES CORPORATION

    In late 1994, the Company, Callahan and Asarco formed Silver Valley Resources Corporation, a Delaware corporation ("Silver Valley"), and effective January 1, 1995, the Company, Callahan and Asarco transferred certain assets, including their interests in the Coeur Mine and the Galena Mine in the Coeur d'Alene Mining District of northern Idaho, to Silver Valley. Specifically, Asarco contributed to Silver Valley Asarco's (i) ownership interest in the Joint Venture Agreement, dated August 31, 1964, related to the Coeur Mine property; (ii) interest in the lease, dated January 15, 1947, relating to the Galena Mine property; (iii) ownership interest in the Osburn tailings pond;
(iv) 75% interest in the royalty deficit related to the Galena Mine property; and (v) ownership interest in certain other assets located in the Coeur d'Alene Mining District. Coeur and Callahan contributed to Silver Valley Coeur's or Callahan's (i) ownership and lease interest in the Coeur Mine property; (ii) ownership and lease interest in the Galena Mine property; (iii) ownership interest in the Caladay operating agreement; (iv) ownership interest in certain properties surrounding the above properties; and (v) 25% interest in the royalty deficit related to the Galena Mine property.

        The Board of Directors of Silver Valley consists of six directors, three of whom, including the Chairman of the Board, are appointed by Asarco and three of whom, including the President, are appointed by Coeur. Pursuant to a Shareholders' Agreement between the parties, certain specified corporate actions may not be taken without the approval of at least 80% of the members of Silver Valley's Board of Directors. Such actions include certain major capital expenditures and asset sales, the commencement of mining operations and approvals of certain operating plans and budgets, substantial borrowings, issuances of capital stock and other specified significant actions. Certain other specified matters require approval by a majority of the members of the Board. As to matters requiring a majority vote, if the voting results in a tie at any Board Meeting, the Chairman of the Board of Silver Valley, who also is the Chairman of the Board of Asarco, will decide the issue. The President of Coeur also is the President of Silver Valley and serves on its Executive Committee. Certain other officers of Silver Valley are officers of Coeur or Asarco, which companies may provide management and other services to Silver Valley upon the request of its Board of Directors. Asarco and Coeur furnish certain management and other services to Silver Valley pursuant to a Management Services Agreement between them and Silver Valley.

    It is expected that under a two-year plan of development, improving infrastructure and diamond drilling to extend reserves and mine life, Silver Valley will invest approximately $25 million in the further development and exploration at its properties. The reopening of the Galena and Coeur Mines is dependent upon the favorable action of the Board of Directors of Silver Valley, which will base its decision on several factors, including silver prices.

    GALENA MINE

    Callahan, which became a wholly-owned subsidiary of the Company on December 31, 1991, owned the Galena Mine located in the Coeur d'Alene Mining District of northern Idaho, prior to the transfer of such ownership to Silver Valley, effective January 1, 1995. The Galena Mine property consists of approximately 1,100 acres lying immediately west of the City of Wallace, Shoshone County, Idaho adjoining the Coeur Mine's eastern boundary. The property consists of 52 patented mining claims in which Callahan owns a fee title, and 25 unpatented mining claims, paramount title to which is vested in the United States. The Galena Mine is an underground silver-copper mine which is served by two vertical shafts.

    On July 26, 1992, Asarco, which was the Galena Mine operator, suspended operations at the Galena Mine due to then prevailing silver prices and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley has the power to make a decision as to the resumption of production at the mine. Coeur cannot predict whether or when operations will resume there.

    Operating losses were incurred at the Galena Mine throughout 1990, 1991 and 1992. As a result, Callahan's revenues from the Galena Mine were limited to minimum royalty payments of $87,000 in 1990, $91,418 in 1991 and $45,809 in 1992.

     Based on the ore-reserve estimate, dated July 1, 1992, of Asarco, proven and probable ore reserves at the Galena Mine total 951,000 tons averaging 15.07 ounces per ton silver, 8.80% lead and 0.49% copper. The Asarco reserve estimate is based on a minimum diluted mining width of 5.0 feet for most silver-copper and silver-lead veins and 5.5 feet for lead-zone veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but do not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

     The reserve estimate has also identified an additional 856,000 tons of mineralized material which has not been included in the reserve, but given additional definition drilling or more favorable silver prices, may become mineable. This material averages 8.84 ounce per ton silver, 5.73% lead and 0.43% copper.

    The following table sets forth information, for the periods indicated, relating to total Galena Mine production:


                                          Year Ended December 31,
                        ----------------------------------------------------------
                           1988        1989        1990        1991        1992
                        ---------   ---------   ---------   ---------   ----------
                                                                        (through
                                                                          July)
Ore mined (tons)          202,097     201,494     173,687     182,836      91,617
Silver (ounces)         3,048,633   3,080,539   3,066,246   3,278,650   1,572,501
Copper (pounds)         1,996 045   2,058,393   1,808,408   1,993,649   1,064,085
Gold (ounces)                 459         323         337         332         143

     The Company's previous ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan on December 31, 1991, amounted to 50% through June 11, 1992, and 62.5% thereafter until such ownership was transferred to Silver Valley effective January 1, 1995.

    The total cost of production per ounce of silver (net of credit for copper byproduct), including mining, processing, direct administrative costs and exploration expenses, but not including financing costs, royalties and smelter charges, amounted to $4.50 in 1988, $4.35 in 1989, $4.19 in 1990, $3.94 in 1991
and $4.23 in 1992 prior to the temporary discontinuation of operations at the Galena Mine on July 26, 1992. Such costs are not necessarily indicative of actual costs that would be incurred if and when mining operations resume at the mine.

    COEUR MINE

    The Coeur Mine is an underground silver mine located in the Coeur d'Alene Mining District of Shoshone County in northern Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims, and four unpatented mining claims paramount title to which is vested in the United States. Commercial production began in 1976, and total pre-production expenditures of approximately $20 million were recovered by April 1979, at which time the Company commenced receiving revenues from its non-operating joint venture interest in the mine. Asarco is the operator of the Coeur Mine pursuant to a joint venture agreement with the Company, Callahan and, prior to November 30, 1990, Hecla. Until November 30, 1990, the Company owned 40% of the ores produced from the Coeur Mine and was obligated to pay 40% of the costs. On November 30, 1990, the Company purchased Hecla's 5% interest thereby increasing the Company's interest to 45%. Effective December 31, 1991, Coeur increased its non-operating joint venture interest in the mine to 50% as a result of Coeur's acquisition of Callahan, which had acquired a 5% interest in the mine in March,1968. Effective January 1, 1995, Coeur and Asarco transferred their interests in the Coeur Mine to Silver Valley.

    Asarco suspended operations at the Coeur mine on April 3, 1991 due to then prevailing silver prices and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley has the power to make a decision as to the resumption of production at the mine. Coeur cannot predict whether or when operations will resume there.

    The following table sets forth information, for the periods indicated, relating to total Coeur Mine production:

                                         Year Ended December 31,
                         ---------------------------------------------------------
                            1988           1989              1990           1991
                         ---------      ---------         ---------      ---------
                                                                         (through
                                                                         April 3)
Ore mined (tons)           144,386        159,045           147,883         37,165
Silver (ounces)          2,155,623      2,198,465           379,856        379,856
Copper (pounds)          1,893,318      2,002,864           335,865        335,865
Gold (ounces)                  313            313               433             80

    The Company's ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan's 5% interest on December 31, 1991, amounted to 45% prior to November 30, 1990 and 50% thereafter until such ownership was transferred to Silver Valley Resources effective January 1, 1995.

    The total cost of production per ounce of silver (net of credit for copper byproduct), including mining, processing, direct administration costs and exploration expenses, but not including financing costs, royalties and smelter charges, amounted to $4.71 in 1988, $4.36 in 1989, $4.68 in 1990 and $5.38 in
1991 prior to the suspension of operations at the Coeur Mine on April 3, 1991. Such costs are not necessarily indicative of actual costs that would be incurred if and when mining operations resume at the mine.

    Based on the ore-reserve estimate, dated January 1, 1991, of Asarco, proven and probable ore reserves in the Coeur Mine total 377,000 tons averaging 17.33 ounces per ton silver and 0.80% copper. The Asarco reserve estimate is based on a minimum mining width of 4.5 to 5.0 feet with a minimum dilution of 1.0 foot from each margin of the vein. Cutoff grades used in the reserve estimate are estimated from costs based on the unit superintendent's forecast for 1991. The reserve estimate has also identified an additional 172,000 tons of mineralized material which has not been included in the reserve, but given additional definition drilling or more favorable precious silver prices, may become mineable. This material averages 14.21 ounce per ton silver and 0.64% copper.

KENSINGTON PROPERTY JOINT VENTURE

    On August 5, 1987, Coeur purchased certain patented and unpatented claims located approximately 50 miles north of Juneau, Alaska known as the Kensington gold property (the "Kensington Property") from Placid Oil Company of Dallas, Texas ("Placid"). The purchase price paid to Placid for the Kensington Property was $20 million, of which $10 million was paid by Coeur and the $10 million balance was paid by Echo Bay Mines, Ltd., a Canadian corporation ("Echo Bay Parent"). On the same date, Coeur conveyed an undivided 50% interest in the Kensington Property to Echo Bay Exploration, Inc., a Delaware corporation ("Echo Bay") that is a wholly-owned subsidiary of Echo Bay Parent, and the remaining undivided 50% interest in the Kensington Property to Coeur-Alaska, Inc., a Delaware corporation ("Coeur-Alaska") that is a wholly-owned subsidiary of the Company.

    Coeur-Alaska and Echo Bay entered into a joint venture agreement pursuant to which the companies agreed to participate in the exploration, evaluation, development and mining of the Kensington Property. Echo Bay is the operator of the Kensington Property under programs that must be approved by a management committee composed of an equal number of members from both Echo Bay and Coeur-Alaska. The joint venture agreement permits either party, under certain circumstances, to increase its ownership interest in the venture by paying the other party's appropriate share of exploration and development costs in the event the other party declines or is unable to fund its share.

     The Kensington orebody consists of an extensive, precious-metals bearing, mesothermal, quartz-stockwork vein system hosted in Cretaceous intrusive rocks. Based on Echo Bay's ore-reserve study, as audited during January 1995, by Woollett Consulting Ltd., independent consulting geologists, Kensington Property proven and probable ore reserves, as of December 31, 1994, are estimated to be 13.641 million tons averaging 0.143 ounce of gold per ton totaling 1.946 million ounces of gold. An additional 3.188 million tons of mineralized material averaging 0.147 ounce per ton gold has been identified, but is insufficiently defined to be included in the reserve. The Kensington ore zone has not been fully defined and several peripheral veins remain to be explored. The reserve estimate reflects the effects of extractive dilution during the mining process, but not losses during the recovery process. A gold price of $375 per ounce was used in calculating the reserve estimate. Based upon metallurgical testing work, the Company expects that 92% of the gold contained in ores milled will be recovered. The joint venture has completed metallurgical testing primarily consisting of bench-scale test work, including grinding, flotation, cyanide leaching, carbon recovery and other tests, and a subsequent pilot scale test conducted on a bulk ore sample to simulate full-scale plant operations and to confirm selected operating parameters.

    During 1994, the activities at Kensington were directed toward the permitting process. As of December 31, 1994, the Company had invested a total of $52,139,488 (including capitalized interest of $11,796,897) in the Kensington Property.

    Based on a comprehensive feasibility study prepared by an independent engineering firm engaged to perform detailed design and engineering at the Kensington Property, Coeur estimates that in the event it is decided to proceed with the construction of the Kensington facility, approximately $180 million (in addition to monies previously expended), 50% of which will be the responsibility of Coeur, will be required in order to place the property into commercial production. That estimate is based upon the engineering firm's completion of 30% of the engineering upon the project to date.

    Further development of the Kensington Property is contingent upon several factors, including gold prices and the ability of the joint venture to obtain valid permits. The Kensington feasibility study contemplates a gold price of $400 per ounce and it is unlikely that the project facility will be constructed unless the venturers are able to satisfy themselves that this gold price is reasonably achievable. The construction of the project cannot commence until all necessary permits are obtained. The major permits necessary for the construction and operation of the facility have been obtained with the exception of two, the Army Corps of Engineers Section 404 Permit and the Environmental Protection Agency National Pollutant Discharge Elimination System Permit. Kensington is intensively regulated under various local laws and regulations. Numerous permits are required by government agencies which authorize construction and operations.

    The United States Forest Service ("USFS") approved the environmental impact statement ("EIS") in February 1992. Thereafter, administrative appeals were filed by parties opposed to the project. The appeals alleged that the EIS did not satisfy the requirements of the National Environmental Policy Act due to, among other alleged reasons, inadequacy of baseline data used to analyze environmental impacts and failure to adequately consider alternative methods of mining and waste disposal. The appellants sought to prevent USFS approval of an operating plan for the project pending completion of EIS meeting all legal requirements. On July 7, 1992, the USFS approved the Company's proposed Plan of Operations for the project. On July 28, 1992, the USFS ruled against the appellants upon their appeal. While Coeur believes a court would uphold the USFS determination in the event it were to be further appealed, no assurance can be given as to the outcome of any such appeal if filed. On September 16, 1992, parties opposed to the project requested that the USFS withdraw its decision to approve the operating plan on the grounds that the plan was not complete at the time it was approved. The USFS decided not to withdraw the July 7, 1992 approval of the Plan of Operations on November 10, 1992.

    In addition to the USFS decision to permit operation, other key permits are required by the U.S. Environmental Protection Agency (the "EPA"), the U.S. Army Corps of Engineers, the State of Alaska and the City and Borough of Juneau. In November 1992, the project's Large Mine Permit was approved bythe City and Borough of Juneau. On April 30, 1993, a group opposed to the project filed an appeal in state court to that approval, which has been denied. The motion is now pending before the Alaska Supreme Court. Additional permitting requirements include the EPA National Pollutant Discharge Elimination System ("NPDES") permit for discharge of effluent from the tailings impoundment and the U.S. Army Corps of Engineers "fill" permit.

    In November 1994, the EPA issued a draft of its Technical Assistance Report ("TAR") calling for the redesign of portions of the project and certain additional data and recommending that certain specific actions should be taken in order for the Kensington project to meet environmental requirements and comply with the Clean Water Act. These actions include providing additional waste water treatment, a redesign to address peak flow information, further analysis of avalanche hazard, a movement of the outfall into deeper water to assure adequate mixing, additional testing for potential acid generation and the performance of additional analysis on ore samples to project effluent quality. Compliance with the TAR should enable the U.S. Army Corps of Engineers to complete its work for issuance of a federal permit for construction of a water treatment facility at the Kensington property pursuant to Section 404 of the Clean Water Act. If, in the final TAR, the EPA adheres to the recommendations in the draft, the Company believes it is feasible to make design changes and furnish necessary data. It is anticipated that a final TAR will be furnished by the EPA to the Army Corps of Engineers in the second quarter of 1995. However, no assurance can be given as to when or whether the required federal permit will be issued.

    December 20, 1993, a coalition of environmental and citizen groups, including the National Wildlife Federation and the Sierra Club, filed a complaint in the Federal District Court of Alaska against the EPA and the U.S. Army Corps of Engineers challenging the two federal agencies' interpretation of the Clean Water Act regulations as they relate to the Kensington Property and another mining project near Juneau, Alaska. Under that interpretation, announced in October 1992, NPDES permits would not be required for discharge of tailings from process facilities into proposed tailings impoundment ponds constructed in "waters of the United States." The suit was dismissed by the court on July 15, 1994, on the grounds that it was not ripe for decision.

    On July 15, 1993, the Company acquired a 66 2/3% interest, and in August, 1994 the Company acquired the remaining 33 1/3% interest in the Jualin property, an exploratory property located adjacent to the Kensington Property, and an exploratory property in Mexico. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres of patented claims. The Company's initial 66 2/3% interest in the Jualin property was acquired in connection with the Company's purchase of 26% of its capital stock of International Curator Resources, Ltd.(ICR), a Canadian corporation. The 33 1/3% interest in the property was acquired by the Company from ICR in connection with the Company's sale of ICR shares between August 1994 and February 1995.

FACHINAL PROPERTY

    In January 1990, the Company acquired, through its wholly-owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver project (the "Fachinal Property") and six exploration projects located in Chile. Coeur acquired these properties for $5 million by purchasing a wholly-owned subsidiary of Freeport Minerals Company, which held the exploitation and exploration concessions for this area of known mineralization.

    The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes at an elevation from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is believed to contain at least 67 veins containing gold and silver and at least five zones of mineralization. The Company has been granted exploitation concessions (the Chilean equivalent to a patented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of Fachinal property as well as the necessary surface rights to permit mining there.

    As of December 31, 1994, the Company had expended a total of $35,945,229 (including capitalized interest of $4,596,960) on the Fachinal Property. Currently, three mineral systems are the primary development targets, namely Laguna Verde, Temer, and Guanaco. To date, the work program at the Fachinal Property has included diamond drilling, underground drifting and cross-cutting at Laguna Verde, Temer and Guanaco, initiation of metallurgical testing, mine modeling, mine planning and cost estimating.

    Following the completion by an independent engineering firm of a final feasibility study, the Company announced in July 1994 its decision to proceed with the construction of mining facilities on the Fachinal property. The Company expects that the new mining facilities will be completed in the fourth quarter of 1995 and will include both underground and open pit mining operations, with an estimated 1,650 per ton day throughput. The milling facility will use conventional crush/grind/floatation methods to produce a gold/silver concentrate, which will then be shipped to off site smelters for processing. The total project construction cost is expected to approximate $41.8 million. When completed, the Fachinal Mine will be one of the southern most mining operations in the world, employing approximately 225 workers near the town of Chile Chico, located 800 miles south Santiago at an elevation of approximately 1,200 feet. The Company estimates that the Fachinal Mine will produce approximately 41,000 ounces of gold and 2.6 million ounces of silver during its first full year of production.

    Economic, precious metals bearing mineralization at Fachinal occurs in an extensive epithermal, quartz-veins system hosted in Jurassic volcanic rocks. Based on a reserve-review report dated April 1994, by Micon International Limited, total, in-place, open-pit and underground, proven and probable reserves at the Fachinal property are approximately 4.547 million tons averaging 0.07 ounces per ton gold and 3.219 ounces per ton silver. The Fachinal open-pit reserve estimate, totaling 3.562 million tons averaging 0.057 ounces per ton gold and 2.55 ounces per ton silver, is based on an internal cutoff grade of 0.04 ounces per ton equivalent gold. The underground reserve is based on internal cutoff grades ranging form
0.088 to 0.102 ounces per ton equivalent gold. Both reserve estimates are based on gold and silver prices of $375 per ounce and $5.00 per ounce, respectively. Average grades reflect extractive dilution, but not losses during the recovery process. The Company estimates, based upon thorough metallurgical testing, recovery rates between 86.8 - 94.6% for gold and 82.2 - 92.3% for silver. The open-pit reserve estimate has also identified 872,000 tons of mineralized material, averaging 0.05 ounce per ton gold and 1.14 ounce per ton silver. Likewise, the underground resource estimate has identified an additional 656,000 tons of mineralized material averaging 0.11 ounce per ton gold and 6.01 ounces per ton silver. Confidence in these additional tonnages is insufficient for them to be included in the Fachinal reserve. Numerous other attractive exploration targets with known precious-metals mineralization remain to be evaluated.

    Although the government and economy of Chile has been relatively stable in recent years, the ownership of property in a foreign country is always subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operation or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade, investment and taxation.

EL BRONCE MINE

    In July 1994, the Company entered into an agreement with Compania Minera El Bronce de Petorca, a Chilean corporation ("CMEB"), pursuant to which the Company acquired an option exercisable through July 1997 to purchase from CMEB a 51% equity interest in the producing El Bronce Mine. The El Bronce Mine is an underground, gold-silver mine located on approximately 33,000 acres in the Andean foothills about 90 miles north of Santiago, Chile and is accessible by road. The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property are leased from private owners. Ore is produced from an extensive, precious-metals bearing, epithermal, quartz-vein system hosted in Cretaceous volcanic rocks. Pursuant to the agreement, the Company made an initial payment to CMEB of $750,000 on July 25, 1994, an option payment of $4,050,000 on October 14, 1994 and expended $1.2 million during the balance of 1994 for exploration and mine development activities. In order to exercise its option to acquire a 51% equity interest in the mine, the Company will be required to invest an additional $20.4 million and also to invest at least $5 million (including 1994 s expenditures) prior to July 1996 for exploratory and developmental activities designed to increase ore reserves and increased annual gold production to 65,000 ounces from the present level of 40,000 ounces of gold.

    In October 1994, the Company assumed operating control of the El Bronce Mine, in which the Company has 51% interest in any operating profits. The Company plans to maintain the 500 to 600 ton per day milling rate at the mine, improve the mining method to increase ore reserves and to restructure the work force. The mill currently has a 1,200 ton per day capacity. In addition, the Company has commenced exploratory activities at three main exploration sites within the 17,800 acre area surrounding the mine.

     Based on a reserve-report review dated January, 1995 by Compania Minera CDE El Bronce, in-place, proven and probable ore reserves on the El Bronce property total 393,000 tons averaging 0.172 ounces per ton gold. An additional 627,000 tons of mineralized material, averaging 0.18 ounce per ton gold, has been identified, but is currently insufficiently defined to be included in the reserve. The reserve is based on an internal cutoff of 0.058 ounce per ton gold. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 91.5% for gold and 90% for silver. The mineralized system remains geologically open both along strike and down-dip.

    The following table sets forth El Bronce Mine production data subsequent to its acquisition on October 3, 1994. As stated above, the Company has a 51% interest in any operating profits from the mine. The Company's 5l% interest in the mine's operating profits from October 3, 1994 through December 31, 1994 amounted to $1,023,537.


                                  Three Months
                                     Ended
                                December 31, 1994
                                -----------------
    Ore mined (tons)                 47,462
    Gold (ounces)                     9,712
    Silver (ounces)                  39,605

    The following sets forth the costs of production per ounce of gold and silver on a gold equivalent basis during the period subsequent to October 3, 1994 at the El Bronce Mine. Such costs include mining, processing and direct administration costs, royalties and exploration expenses. The production costs per ounce of gold for the period is computed on a gold equivalent basis. Each ounce of silver produced is multiplied by the same ratio as the then current silver-to-gold price ratio. This gold equivalent silver production is then added to actual gold production to determine the total gold equivalent production.


                                   Three Months
                                      Ended
                                December 31, 1994
                                -----------------
    Cash costs per ounce             $ 174.67
    Depreciation,
      depletion and
      amortization per ounce            20.40
                                     --------
                                     $ 195.07
                                     ========

    The Company plans to spend expend approximately $3.9 million during 1995 on exploratory anddevelopmental activities at the El Bronce Mine and surrounding areas.


THE FARIDE MINE

    In September 1994, the Company entered into an agreement with Minera Cerro Dominador, a Chilean corporation ("MCD") pursuant to which the Company acquired an option, exercisable through January 15, 1998, to purchase from MCD a 51% operating interest in the fully-developed Faride Mine. The Faride property is located in northern Chile approximately 800 miles north of Santiago in the Andean foot-hills of Region II and is accessible by road. It consists of 36 exploitation concessions covering approximately 7,000 acres. Surface rights to permit mining are under lease from the Chilean government. Mineralization at Faride occurs in an extensive, precious and base-metal bearing, epithermal, quartz-vein system hosted in Tertiary granitic-intrusive rocks.

    The Company can acquire its 51% operating interest by paying MCD $4 million over a four-year period and investing $3.5 million in exploration. Upon exercise of that option, the Company also has the right to purchase 51% of the crushing and milling facility at the mine for an additional $8 million.

    The Faride property includes the fully-developed, underground Faride Mine, which was built to produce 660 tons of ore per day, and a 46,200 ton per month floatation mill, which is undergoing expansion to 77,000 tons per month capacity. The mine has not been operational since 1988.

    The Company expended approximately $542,873 during 1994 to conduct surface and underground drilling in order to define reserves and to increase the resource base at the mine.

    Based on a reserve-review report dated July 1990 by Minera Cerro Dominador, in-place, proven and probable ore reserves on the Faride property total approximately 1.075 million tons averaging 0.078 ounce per ton gold, 3.82 ounce per ton silver and 0.88% copper. An additional 566,000 tons of mineralized material, averaging 0.04 ounce per ton gold and 4.5 ounces per ton silver, has been identified during the reserve estimation. This material is insufficiently defined to be included in the reserve. The reserve estimate is based on gold, silver and copper prices of $400 per ounce, $6.20 per ounce and $0.80 per pound, respectively. Average grades reported in the reserve estimate do not reflect losses during the recovery process nor allowance for extractive dilution. Estimated recovery rates based on using a traditional milling process are approximately 80% gold, 75% silver and 25% copper. The vein system remains geologically open both down-dip and along strike.

    The mill currently processes copper slag from Chuquicamata on a contract that is expected to terminate between 1996 and 1998. During late 1994, the Company conducted extensive sampling and completed approximately 3,000 meters of surface and underground drilling to develop and define sufficient reserves.

    The Company s work program consists of additional drilling to further delineate the ore body to enable the commencement of a feasibility study late in 1995.

SILVER AND GOLD PRICES

    The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (London final) per ounce during the periods indicated:



                                    Year Ended December 31,
          -------------------------------------------------------------------------
                1991                1992             1993                 1994
          ----------------   ----------------  -----------------    ---------------
            High     Low       High    Low       High     Low         High     Low
          -------  -------   ------- -------   -------  -------     -------  ------
Silver    $  4.53  $  3.58   $  4.32 $  3.63   $  5.37  $  3.55    $  5.76  $  4.63
Gold      $403.00  $344.25   $359.60 $330.35   $405.60  $326.10    $396.25  $369.65


MARKETING

    Coeur has historically sold its gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale to various precious metals firms. As of December 31, 1994, the Company has entered into forward contracts to deliver a total of 115,000 ounces of gold at an average price of $416.20 per ounce through 1996.

EXPLORATORY MINING PROPERTIES

    Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Mexico, Chile, and New Zealand. Giving retroactive effect to the Company's acquisition of Callahan, exploration expenses of approximately $2.3 million, $2.5 million and $3.9 million were incurred by the Company in connection with exploration activities in 1992, 1993 and 1994, respectively.

MANUFACTURING -- THE FLEXAUST COMPANY

    Flexaust manufactures several lines of lightweight flexible hose and duct and metal tubing at plants located in Warsaw, Indiana and Ontario, California. In September 1992, the manufacturing operations previously located in Amesbury, Massachusetts were consolidated at the Flexaust facilities located in Warsaw, Indiana and Ontario, California in order to achieve efficiencies and economies of scale. Flexaust's major product line consists of Flexaust close-pitch hose for low pressure and suction use as well as severe flexing conditions. A second line consists of Springflex wide-pitch retractable duct. Both lines are made primarily of neoprene-coated synthetic fabrics, wire-reinforced and are approximately one-third the weight of metal duct work of comparable load-carrying capacity. They are used in a wide variety of industrial and commercial applications for conveying air, dust, fumes and other materials.

    Flexaust also produces Genesis , which is plastic hose used in industrial markets as well as commercial cleaning and vacuum applications; and Bendway duct, a line of metal tubing made of aluminum or stainless steel which also has a wide variety of industrial applications.

    In addition, Flexaust participates in two joint ventures: Flexadux, Incorporated, a 50%-owned U.S. company, formed in partnership with a European producer, which makes and sells plastic industrial hose in the United States and Canada; and Flexaust GmbH, also 50%-owned, located in West Germany, which produces and markets Flexaust's regular line of wire-reinforced neoprene-coated fabric hose in Europe. In both joint ventures, Flexaust and its partner share equally in costs and profits. Each of the joint ventures has an exclusive license to produce and market the respective joint venture's products. These licenses are terminable upon one year's prior notice.

    Flexaust's products are sold principally for industrial use through distributors, dealers and Flexaust's own sales force. Approximately 850 stocking distributors and dealers market Flexaust's products, and sales to distributors and dealers have averaged approximately 80% of total sales in the last three years. There are no continuing contracts for the sale of products. Approximately 80% of the products sold are standard while the remaining 20% are made to order or contain variations from standard. U.S. government sales and foreign sales are not material. There are no seasonal aspects to Flexaust's operations. Pre-tax income contributed by Flexaust in 1992, 1993 and 1994 amounted to approximately $1.1 million, $1.1 million and $1.2 million, respectively.


GOVERNMENT REGULATION AND LEGAL PROCEEDINGS

    The Company's mining and mineral processing operations and property exploration and development activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Coeur believes it is in substantial compliance with all applicable laws and regulations.

    For the years ended December 31, 1992, 1993 and 1994, the Company expended $1,050,015, $2,404,698 and $2,974,438 respectively, in connection with environmental compliance activities at its operating properties. Furthermore, as discussed under "Bunker Hill Superfund Site" below, the Company agreed in October 1993 to settle an environmental matter for $1,230,000. In addition, as of December 31, 1994, the Company had expended approximately $4.6 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

    Federal Environmental Laws

    Among the numerous federal environmental laws to which the Company is subject is the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"), which is the most important federal program for remediating environmental dangers caused by hazardous substances. CERCLA provides for the possible imposition of joint and several liability upon potentially responsible parties ("PRPs"), including current and past owners and operators at the site involved, persons who generated or otherwise arranged for the disposal of hazardous substances released at the site, and persons who were involved in the transport, treatment or disposal of hazardous substances released at the site. The Resource Conservation and Recovery Act of 1976 ("RCRA") established a comprehensive regulatory framework for the management of hazardous waste at active facilities, complementing the Superfund Program which more often addresses inactive waste sites. RCRA sets up a system for the management of hazardous wastes (including leach spoil waste containing cyanide such as the waste generated by the Rochester Mine), imposing requirements for performance, testing and record keeping upon parties who generate, transport, treat, store or dispose of waste.

    The Company's commitment to environmental responsibility has been recognized in eight awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the "Star" award granted on June 23, 1993 by the National Environmental Development Association. The receipt of such awards does not relieve the Company of its obligations to comply with all applicable environmental laws.

    Bunker Hill Superfund Site.

    The Company knows of no material environmental liabilities to which it currently is subject. During October 1993, the Company and Callahan negotiated a tentative settlement agreement with the U.S. Environmental Protection Agency (the "EPA") and a group of other companies that are potentially responsible parties ("PRPs") in connection with the Bunker Hill Superfund site. The Company and Callahan were notified in February 1990 by the EPA that they were PRPs in connection with that site, where the EPA claims there is a need for cleanup action under CERCLA. The negotiated settlement agreement called for the Company and

Callahan to pay a total of $1,230,000 to a group of other PRPs in order to remove the Company and Callahan from any additional cleanup liability relating to the site. Accordingly, the Company recorded a non-recurring environmental settlement expense of $1,230,000 during the third quarter of 1993. An order approving the settlement was issued by the Unites States District Court for the District of Idaho on November 17, 1994 and the settlement amount was paid on December 16, 1994.

    Mining Act of 1872.

    Legislation is presently pending in the U.S. Congress to change the Mining Law of 1872 (the "Mining Act") under which the Company holds mining claims on public lands. It is considered possible that the Mining Act will be amended or be replaced by stricter legislation in 1995. Some of the legislation being discussed contains strict new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The legislation may also impose an 8% gross royalty on the value of minerals mined on public lands, payable to the U.S. Government. Whether changes will be enacted or the extent of any changes is not presently known and the potential impact on the Company's United States activities is difficult to predict.

    New Zealand and Chile Government Regulations

    The mining properties located in New Zealand and Chile are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. The Company believes it is in substantial compliance with all applicable laws and regulations in both Chile and New Zealand, and believes that it can comply with the laws in Chile which will govern operations at Fachinal.

EMPLOYEES

    At March 1, 1995, the Company employed a total of 1,007 full-time employees, of which 46 are located at the Company's executive offices in Coeur d'Alene, Idaho, 307 are employed at the Rochester Mine, 169 are employed at the Golden Cross Mine in New Zealand, 82 are employed by Flexaust, 400 are employed in Chile and 3 are employed in other various activities. The Company maintains labor agreements under country statutes in New Zealand at the Coeur Golden Cross Mine and in Chile at the El Bronce Mine. Both agreements are for three years and currently are being proactively administered. In the opinion of the Company, its labor relations have been satisfactory. The personnel developing the Kensington property are employees of Echo Bay Mines Alaska, Inc. and the employees of Silver Valley Resources are employees of that company.

ITEM 2.  PROPERTIES.

    Information regarding the Company's properties is set forth under Item 1 above.


ITEM 3.  LEGAL PROCEEDINGS.


    Promissory Note Suit

    On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by a predecessor of the Company. The notes are claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and 1988. The plaintiff filed with the court a cost bill in the approximate amount of $225,000. The claim was settled on January 11, 1995 by the payout of $800,000.

    Internal Revenue Service Audit

    In December 1993, the IRS completed an audit of the Company for the years 1990 and 1991. In November 1994, the IRS also initiated their audit of the Company for the years 1992 and 1993. For all such years, the IRS has advised the Company that three material issues remain unresolved. All issues involve the deductibility of costs previously claimed by the Company.

    On February 7, 1995, the IRS issued its thirty-day letter assessing tax deficiencies of $738,806. If resolved in favor of the IRS, the Company would be subject to the deficiency, net operating loss carryforwards would be decreased by $28.2 million, and approximately $2 million of pending tax refunds would be forfeited. The Company believes it has treated each issue in question in a manner that is consistent with applicable law and prevailing industry practice and is in the process of filing a petition with the United States Tax Court to contest the assessment.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information regarding the Company's current executive officers:

                                  Office with                  Appointed
Name                     Age      the Company                  to Office
----                     ---    ---------------                ---------
Dennis E. Wheeler        52     Chairman of the Board             1992
                                President                         1980
                                Chief Executive Officer           1986

James A. Sabala          40     Senior Vice President             1987
                                Chief Financial Officer
                                Treasurer                         1982

Michael L. Clark         50     Senior Vice President             1992
                                Chief Operating Officer

Alan L. Wilder           46     Vice President-Engineering        1992

William F. Boyd          56     Corporate Counsel & Secretary     1990

Tom T. Angelos           39     Controller                        1987

    Messrs. Wheeler, Sabala and Angelos have been principally employed by the Company for more than the past five years. Prior to his employment with the Company in October 1992, Mr. Clark had served as the Executive Vice President and Chief Operating Officer of Pegasus Gold, Inc. since 1990 and as the Vice President-Operations and Chief Operating Officer of that company since 1986. Mr. Boyd was a partner in the law firm of Evans, Keane, Koontz, Boyd, Simko & Ripley for more than five years prior to his employment with the Company in April 1990. Mr. Alan L. Wilder was Process Plant Superintendent at Coeur Rochester in 1986, Project Manager for Newmont Mining Corporation until 1989, a consultant in 1990 and 1991, and Manager of Engineering and Construction for the Company in 1991 until his appointment as an executive officer effective January 1, 1992.

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                     High                 Low
                                   -------              -------
    1993:  First Quarter           $16.000              $10.000
           Second Quarter          $20.875              $15.375
           Third Quarter           $23.750              $15.750
           Fourth Quarter          $22.000              $17.500

    1994:  First Quarter           $23.500              $18.250
           Second Quarter          $22.625              $16.500
           Third Quarter           $22.125              $17.125
           Fourth Quarter          $21.500              $14.375

    The Company paid per share cash dividends of $.15, $.15, $.15, $.12, $.11, and $.11 on its Common Stock on April 15, 1994, April 16, 1993, April 15, 1992, April 12, 1991, April 20, 1990 and April 21, 1989 respectively. Future dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

    At March 21, 1995, there were 8,859 record holders of the Company's outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The information has been restated to give effect to a business combination with Callahan Mining Corporation. (See Note C to the consolidated financial statements.)

                                                                   Year Ended December 31,
                                    ------------------------------------------------------------------------------------
                                        1990             1991                1992             1993               1994
                                    -----------       ----------         ----------        ---------          ----------
                                    (Restated)
                                                            (Thousands Except Per Share Information)
INCOME STATEMENT DATA:
Income:
      Sale of concentrates
           and dore'                $ 53,125          $ 49,035           $ 41,414          $ 67,990           $ 79,606
      Less cost of mine
           operations                 45,375            44,072             37,829            59,804             67,802
                                    ---------         ---------          ---------         ---------          --------
      Gross profits                    7,750             4,963              3,585             8,186             11,804
      Sale of industrial
           products                   11,264            10,187             10,108            10,192             11,417
      Less cost of
           manufacturing              10,202             8,791              8,987             9,088             10,264
                                    ---------         ---------          ---------         ---------          ----------
      Gross profits                    1,062             1,396              1,121             1,104              1,153
      Other income                     9,062             7,824              4,906             5,537             12,857
                                    ---------         ---------          ---------         ---------          ----------
      Total income                    17,874            14,183              9,612            14,827             25,814
Expenses                              23,118            29,178             14,118            31,548             29,493
                                    ---------         ----------         ---------         ---------          ----------
Loss before income
      taxes and
      cumulative effect
      of change in
      accounting method               (5,244)          (14,995)            (4,506)          (16,721)            (3,679)
Income taxes (benefit)                (1,054)             (596)            (3,747)           (3,431)               264
                                    ---------         ---------          ---------         ---------          ----------

Loss before cumulative
      effect of change in
      accounting method               (4,190)          (14,399)              (759)          (13,290)            (3,943)
Cumulative effect of
      change in accounting
      method(1)                                                                               5,181
                                    ---------         ---------          ---------         ---------          ----------
Net loss                            $ (4,190)         $(14,399)          $   (759)         $ (8,109)          $ (3,943)
                                    =========         =========          =========         =========          ==========

Per Share Data: (2)
Earnings per share data:
      Loss per share
           before cumulative
           effect of change in
           accounting method        $  (0.30)         $  (0.94)          $  (0.05)         $   (.87)              (.26)
      Cumulative effect of
           change in account-
           ing method                                                                           .34
                                    ---------         ---------          ---------         ---------          --------
           Net loss per share       $  (0.30)         $  (0.94)          $  (0.05)         $   (.53)          $   (.26)
                                    =========         =========          =========         =========          =========
           Cash dividends
             per share              $   0.11          $   0.12           $   0.15          $    .15           $    .15
                                    =========         =========          =========         =========          ==========
Weighted average
      number of shares of
      Common Stock and
      equivalents used in
      calculation                     13,792            15,308             15,317            15,328             15,388
                                    =========         =========          =========         ==========         ==========

BALANCE SHEET DATA:
      Total Assets                  $276,402          $261,600           $325,256          $325,708           $412,843
      Working capital                153,768           132,126            181,775           107,633            173,546
      Long-term debt                  59,548            57,902            131,134           129,234            227,193
      Shareholders' equity           200,040           183,938            180,991           170,849            160,292

(1) Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards
      (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. FAS 109 also contains new requirements regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of an incremental interest in the Rochester Property acquired in 1988 and CDE Chilean Mining Corp. acquired in 1990 to reflect the gross purchase value previously reported net-of-tax. The cumulative effect of the accounting change on prior years at January 1, 1993 is a nonrecurring gain of $5,181,188, or $.34 per share, and is included in the Consolidated Statement of Operations for the year ended December 31, 1993. Other than the cumulative effect, the accounting change had no material effect on the results of operations for the year ended December 31, 1993.

      As of January 1, 1993, after giving effect to the implementation of FAS 109, the significant components of the Company's net deferred tax liability were as follows:

                                              Deferred Income Taxes
                                           --------------------------
                                              Assets      Liabilities
                                           -----------    -----------
       Property, plant and equipment                      $16,756,918
       AMT credit carryforwards            $   938,672
       Business credit carryforwards           628,933
       Net operating loss carryforwards     17,721,115
                                           ------------   -----------
            Total                           19,288,720     16,756,918
       Less--valuation allowance            (7,927,904)
                                           ------------   -----------
            Net                            $11,360,816    $16,756,918
                                           ============   ===========


       As permitted by FAS 109, prior year financial statements have not been restated to reflect the change in accounting method.

(2) Earnings per share are calculated based on the weighted average number of common shares outstanding and those Common Stock equivalents that are deemed to be dilutive. The 6% Convertible Subordinated Debentures Due 2002 are considered to be Common Stock equivalents. Accordingly, such debentures are assumed to be converted, and interest expense on such debentures, net of tax expense, has been considered in the computation of earnings per share, except in those instances where the effects of conversion would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; and the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994. In addition, in September 1994, the Company entered into an agreement under which it has the right to acquire up to a 51% operating interest in another Chilean gold mine, the Faride Mine.

    Effective January 1, 1995, the Company, Callahan and Asarco contributed to Silver Valley their interests in and relating to the Galena and Coeur Mines in Idaho, at which mining activities were suspended in July 1992 and April 1991, respectively, due to then prevailing silver prices, and the adjoining Caladay property, a silver exploration property. It is contemplated that Silver Valley, of which Asarco owns 50% and the Company and Callahan own 50%, will invest approximately $25 million in development and exploration at the properties under a two-year plan of lengthening the existing workings, improving infrastructure and diamond drilling to increase reserves and mine life. The reopening of the Galena and Coeur Mines is dependent upon the favorable action of the Board of Directors of Silver Valley, which will base its decision upon several factors, including silver prices.

    The Company has an option until July 1997 to increase its ownership interest in the El Bronce Mine to 51% if it invests $20.4 million and also invests a minimum of $5 million over a two-year period for exploration and mine development designed to expand ore reserves and increase annual gold production above the current level of 40,000 ounces per year. The Company also has an option until January 15, 1998 to acquire up to a 51% operating interest in the Faride Mine by paying the current owner $4 million over a four-year period and investing $3.5 million in exploratory activities.

    In July 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the new mine is expected to be completed in the fourth quarter of 1995 at a total estimated cost of approximately $41.8 million. The mine presently is expected to produce approximately 41,000 ounces of gold and 2.6 million ounces of silver in its first year.

    A production decision at the Kensington Property is subject to the approval by the Company and its joint venture partner, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on March 9, 1995 was $381.50 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance. On November 8, 1994 EPA issued a draft of its Technical Assistance Report which calls for the Kensington venture to redesign portions of its project and furnish additional data, in order to satisfy certain environmental requirements. If, in its final report, the EPA adheres to the recommendations in the draft, the Company believes it is feasible to make design changes and furnish necessary data. It is anticipated that a final EPA Technical Assistance Report will be furnished by the EPA to the Army Corps of Engineers in the second quarter of 1995, which should lead to the issuance by the Corps of its Section 404 permit in due course. However, the Company is not able to control the timing of such regulatory issues.

    The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.


                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

SALES AND GROSS PROFITS

    Sales of concentrates and dore' in 1994 increased by $11,616,272, or 17%, over 1993. The increase is primarily attributable to an increase in gold production and increases in metal prices. Silver and gold prices averaged $5.28 and $384.01 per ounce, respectively, in 1994 compared to $4.30 and $359.77 per ounce, respectively, in 1993. During 1994, the Company produced 6,180,215 ounces of silver and 129,239 ounces of gold compared to 6,119,219 ounces of silver and 123,310 ounces of gold in 1993. The increase in gold production is due to the Company's acquisition of an 80% interest in the Golden Cross Mine effective April 30, 1993. The Company's 80% interest in Golden Cross production in 1994 amounted to 67,400 ounces of gold and 222,246 ounces of silver compared to 56,898 ounces of gold and 175,325 ounces of silver in 1993.

    The cost of mine operations in 1994 increased by $7,998,962, or 13%, over
1993.  Gross profit from mine operations increased by   $3,617,310, or 44%,
over 1993. Mine operations gross profit as a percent of sales increased to 15% in 1994 compared to 12% in 1993. The increase was primarily attributable to the increases in silver and gold prices in 1994 over the prior year.

    The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $277 per ounce in 1994, compared to $245 per ounce during the four months ended April 30, 1993 and $220 per ounce during the eight months ended December 31, 1993. The increase was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and lower grade of ore being provided from the underground portion of the mine. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.57 per ounce in 1994, compared to $3.55 per ounce in 1993.

    Sales of industrial products in 1994 increased by $1,224,646, or 12%, compared to 1993. Cost of manufacturing increased by $1,175,157, or 13%, in 1994 compared to 1993. As a result, gross profit from manufacturing in 1994 increased by $49,489, or 4%, compared to 1993.

OTHER INCOME

    Interest and other income in 1994 increased by $7,320,550, or 132%, over 1993. The increase is primarily due to an increase in the level of the Company's cash and securities portfolio and a gain of $2.7 million arising from the sale by the Company of common shares of International Curator in the third quarter of 1994.


EXPENSES

    Total expenses in 1994 decreased by $2,054,213, or 7%, from 1993. The decrease is primarily due to the non-recurring write-offs of $9,374,000, or $.61 per share, effected in the third quarter of 1993. Those write-offs are discussed below and included one-time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564. A non-recurring write-off of $800,000 was recorded in 1994 as a result of an adverse judgment in a lawsuit described below relating to four promissory notes made by a predecessor of the Company.

    On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688 plus attorney fees. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by a predecessor of the Company. The notes are claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and in 1988. Plaintiff filed with the court a cost bill in the approximate amount of $225,000. The claim was settled on January 11, 1995 by payout of $800,000.

    On November 12, 1993, the Company's Board of Directors approved the proposed settlement of Kassover v. Coeur d'Alene Mines Corporation, the class action originally filed in November 1990 and amended in March 1991 alleging violations of the federal securities laws and common law primarily in connection with the Company's public offering of Common Stock in September 1990. The proposed settlement called for the Company to (i) issue to the class members Common Stock of the Company having a fair market value of $4 million based on the average closing sale price of the Common Stock on the New York Stock Exchange during the five trading days immediately preceding the court hearing to be held in connection with the settlement and (ii) pay $1,875,000 in cash. On June 24, 1994, the U.S. District Court for the District of Idaho approved the settlement and prior to the end of 1994, a total of 220,083 shares of Common Stock were issued in connection with the settlement. The Board's decision reflected its desire to avoid the continuing substantial costs and expenses associated with the lawsuit and the inherent uncertainties of litigation. The Company recorded a litigation settlement expense of $5,875,000 in the third quarter of 1993.

    During October 1993, the Company and Callahan negotiated a tentative settlement agreement with the U.S. Environmental Protection Agency (the "EPA") and a group of other companies that are potentially responsible parties ("PRPs") in connection with the Bunker Hill Superfund site. The Company and Callahan had been notified in February 1990 by the EPA that they were PRPs in connection with that site, where the EPA claimed there was a need for cleanup action under the Comprehensive Environmental Response Compensation and Liability Act of 1980. The negotiated settlement agreement called for the Company and Callahan to pay a total of $1,230,000 to a group of other PRPs in order to remove the Company and Callahan from any additional cleanup liability relating to the site. Accordingly, the Company recorded a non-recurring environmental settlement expense of $1,230,000 during the third quarter of 1993. An order approving the settlement was issued by the United States District Court for the District of Idaho on November 17, 1994, and the settlement amount was paid on December 16, 1994.

    During September 1993, the Company commenced foreclosure proceedings upon the collateral underlying two delinquent collateralized promissory notes, the recorded principal and accrued interest on which amounted to $2,268,564. The notes originally were acquired by a corporation that merged with the Company in 1988. Demand for payment had been made without satisfaction and the Company discontinued accruing interest on the notes in October 1991. As a result of the institution of the foreclosure proceedings and the Company's inability to ascertain what amounts, if any, could be realized therefrom, the Company effected a non-recurring write-off of uncollectible notes receivable of $2,268,564 in the third quarter of 1993.

    The above-described decrease in non-recurring expenses in 1994 from 1993 was partially offset by an increase in interest expense of approximately $6.0 million in 1994, which was related to the issuance of $100 million principal amount of 6-3/8% Convertible Subordinated Debentures in the first quarter of 1994, and increases in administrative expenses of approximately $.2 million and mining exploration of approximately $1.3 million.


INCOME (LOSS) BEFORE TAXES AND ACCOUNTING CHANGE

    As a result of the above, the Company's loss before income taxes and the cumulative effect of a change in accounting amounted to $3,679,258 in 1994 compared to $16,720,820 in 1993. The provision for income taxes amounted to $263,306 in 1994, compared to a benefit of $3,430,760 in 1993. As a result, the Company reported a net loss before the cumulative effect of a change in accounting of $3,942,564, or $ .26 per share, in 1994, compared to a net loss of $13,290,060, or $.87 per share, in 1993.

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


NET INCOME (LOSS)

    As a result of the above, the Company reported a net loss of $3,942,564, or $.26 per share, in 1994, compared to a net loss of $8,108,872, or $.53 per share, in 1993.




RESULTS OF OPERATIONS - 1993 COMPARED TO 1992

  SALES AND GROSS PROFIT

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


  NON-RECURRING CHARGES

     As described above, non-recurring expenses recorded by the Company during 1993 included (i) a litigation settlement expense of $5,875,000 in connection with the settlement of the Kassover class action lawsuit, (ii) an environmental expense of $1,230,000 in connection with the settlement relating to the Bunker Hill Superfund site and (iii) a write-off of uncollectible notes receivable of $2,268,564.


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


LIQUIDITY AND CAPITAL RESOURCES

  Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 1994 was approximately $173.5 million compared to $107.6 million at December 31, 1993. The ratio of current assets to current liabilities was 10.4 to one at December 31, 1994 compared to 6.0 to one at December 31, 1993.

  The increase in the Company's working capital at December 31, 1994 compared to December 31, 1993 is primarily attributable to the Company's sale in January and February 1994 of an aggregate of $100,000,000 principal amount of 6-3/8% Convertible Subordinated Debentures Due 2004 (the "6 3/8% Debentures"). The 6 3/8% Debentures were sold by the Company to Kidder, Peabody & Co. Incorporated ("Kidder") pursuant to a Purchase Agreement, dated January 18, 1994, at a price equal to 96.75% of the principal amount sold and were issued by the Company in connection with an offering to "qualified institutional buyers" as defined in Rule 144A under the Securities Act and to certain non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933 (the "Securities Act"). The 6 3/8% Debentures were issued pursuant to an Indenture, dated as of January 26, 1994 (the "Indenture"), between the Company and Bankers Trust Company, as trustee. The 6 3/8% Debentures are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $26.20 per share, subject to adjustment in certain events. The 6 3/8% Debentures are redeemable, in whole or in part, at any time on or after January 31, 1997, at redemption prices declining from 103.643% of the principal amount during the year beginning January 31, 1997, to 100% of the principal amount during the year beginning January 31, 2001 and thereafter. The 6 3/8% Debentures are required to be repurchased at the option of the holder if a Designated Event (as defined in the Indenture) occurs, at 100% of the principal amount thereof plus accrued interest. The Debentures are unsecured and subordinate in right of payment to all Senior Debt (as defined in the Indenture). The Indenture, Purchase Agreement and Registration Rights Agreement are filed as exhibits to this Report.

     Pursuant to a Registration Rights Agreement, dated January 26, 1994, ("Registration Rights Agreement") between the Company and Kidder, the Company filed a shelf registration statement under the Securities Act in April 1994 for the purpose of registering the 6 3/8% Debentures and underlying shares of Common Stock issuable upon the conversion thereof under the Securities Act.
The Company plans to use the approximately $95.5 million net proceeds from such offering for general corporate purposes, including the possible acquisition of, or investment in, additional precious metals mines, properties or businesses, and for possible developmental activities on new or existing mining properties. The Company's acquisition efforts are primarily focused upon operating precious metals mines and precious metals properties or businesses that are expected to become operational in the near future. The Company currently is engaged in the review and investigation of opportunities for expansion of its business through acquisitions, investments or other transactions. While preliminary agreements have been entered into with respect to certain proposed acquisitions, the consummation of such acquisitions is subject to significant contingencies. The Company invested the proceeds of the above offering in interest-bearing marketable securities and money market obligations, and plans to continue such investments pending the use of the proceeds of that offering as discussed above.

     Net cash provided by operating activities in 1994 was $6,403,007 compared to $4,202,377 in 1993. Net cash used in investing activities in 1994 was $97,244,073 compared to $119,558,375 in 1993. Net cash provided by financing activities in 1994 was $91,310,877 compared to$4,072,853 net cash used in financing activities in 1993. As a result of the above, cash and cash equivalents increased by $469,811 in 1994 compared to a $119,428,851 decrease in 1993.

Construction of Fachinal Mine

     In July 1994, following completion by an independent engineering firm of a detailed feasibility study regarding the Company's Fachinal property, the Company's Board of Directors approved the construction of the project. Based on that study, the Company estimates that the cost to complete the Fachinal mining facilities will be approximately $41.8 million. The Company is funding that construction on a project financing basis. The Company expects to enter into a financing agreement with N.M. Rothschild and Sons, Ltd. under which the bank will provide $24 million for project development. The agreement requires Coeur d Alene Mines to guarantee repayment of the facility until the project reaches a defined completion after which the project alone is liable for repayment. The agreement has numerous financial covenants. The interest rate prior to completion is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The facility is repayable in eight equal semiannual installments after project completion.

  Environmental Compliance Expenditures

     For the years ended December 31, 1994, 1993 and 1992, the Company expended $2,974,438, $2,404,698, and $1,050,015, respectively, in connection with environmental compliance activities at its operating properties. At December 31, 1994, the Company had expended a total of approximately $4.6 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost.

     The Company estimates that its environmental compliance expenditures at its operating properties during 1995 will approximate $2,071,000. Such activities at the Rochester and Golden Cross Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. The Company estimates that environmental compliance expenditures at its Kensington and Fachinal developmental properties during 1995 will approximate $542,904 and relate to activities associated with obtaining permits required for construction. Such expenditures would significantly increase in the event a decision is made to proceed with the construction of production facilities at the Kensington property. The Company established a $585,000 reserve in 1991 for future costs relating to the closure of the Ropes Mine previously owned by Callahan; the Company is currently reviewing the adequacy of that reserve to cover expenditures required to comply with environmental regulations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

  Exploration and Development Expenditures

     During 1994, the Company expended approximately $2.2 million (excluding capitalized interest) for its share of the developmental costs at the Kensington Property, approximately $5.8 million for leach pad construction at the Rochester Mine, $7.5 million (excluding capitalized interest) for the development of the Fachinal Property, $4.8 million representing investment in the El Bronce Mine and $1.2 million to continue its planned development exploration programs. During 1995, the Company presently plans to expend approximately $1.7 million (excluding capitalized interest) for its share of Kensington Property development costs, approximately $38.3 million (excluding capitalized interest) for development at the Fachinal Property, and $3.9 million for developmental and exploration activities at the El Bronce Mine. Construction of the new Fachinal mining facilities is expected to be completed in the fourth quarter of 1995. No decision has been made as to when or whether the Kensington Property will be placed into commercial production.

  Internal Revenue Service Audit

     In December 1993, the IRS completed an audit of the Company for the years 1990 and 1991. The IRS has advised the Company that two issues remain unresolved, and that the IRS will issue a proposed assessment. One issue involves the alternative minimum tax, which, if resolved in favor of the IRS, would require payment by the Company of approximately $1.2 million. The other issue involves the deductibility of costs previously claimed by the Company. If resolved in favor of the IRS, the Company's net operating loss carryforward would be decreased by $8.2 million. The Company believes it has treated both issues in a manner that is consistent with applicable law and prevailing industry practice and will contest any such assessment.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth above under Item 4A of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

    (1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8.

        Consolidated Balance Sheets-December 31, 1993 and 1994.

        Consolidated Statements of Operations--Years Ended December 31, 1992, 1993 and 1994.

        Consolidated Statements of Changes in Shareholders' Equity--Years Ended December 31, 1992, 1993 and 1994.

        Consolidated Statements of Cash Flows--Years Ended December 31, 1992, 1993 and 1994.

        Notes to Consolidated Financial Statements.


(b) Reports on Form 8-K: No Form 8-K was filed by the Company during 1994. On January 17, 1995, the Company filed a Form 8-K reporting the transfer, effective as of January 1, 1995, of certain assets to Silver Valley.


(c) Exhibits: The following listed documents are filed as Exhibits to this report:

    3(a)    -       Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)

    3(b)    -       Bylaws of the Registrant and amendments thereto.  (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1988.)

    3(c)    -       Certificate of Designations, Powers and Preferences of the Series
                    A Junior Preferred Stock of the Registrant, as filed with Idaho
                    Secretary of State on May 25, 1989 (Incorporated by reference to
                    Exhibit 4(a) of the Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1989.)

    4       -       Specimen certificate of the Registrant's stock.  (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration
                    Statement on Form S-2 (File No. 2-84174).)

    10(a)   -       Agreement, dated August 31, 1964, between the Registrant, Rainbow
                    Mining and Milling Company Ltd. and American Smelting and
                    Refining Company, and amendments thereto.  (Incorporated herein by reference to Exhibit H to the Registrant's Registration
                    Statement on Form 10 dated April 25, 1977.)

    10(b)   -       Agreement, dated August 1, 1979, between the Registrant, Callahan
                    Mining Corporation, Day Mines Incorporated and ASARCO
                    Incorporated.  (Incorporated herein by reference to Exhibit (a)
                    to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1979.)

    10(c)   -       Agreement, dated January 1, 1982, between the Registrant,
                    Callahan Mining Corporation and ASARCO Incorporated.
                    (Incorporated herein by reference to Exhibit 10(c) of the
                    Registrant's Registration Statement on Form S-2 [File No. 2-
                    84174].)

    10(d)   -       Executive Compensation Program.  (Incorporated herein by
                    reference to Exhibit 10(e) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1989.) *

    10(e)   -       Employment Agreement, dated March 30, 1989 between the Registrant and Dennis E. Wheeler.  (Incorporated herein by reference to
                    Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 1989.) *

    10(f)   -       Severance Agreements, dated March 30, 1989, between the
                    Registrant and James Sabala, Robert Richins, and Tom Angelos.
                    (Incorporated herein by reference to Exhibit 10(h) to
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1989.) *

    10(g)   -       Profit Sharing Retirement Plan of the Registrant. (Incorporated
                    herein by reference to Exhibit (q) to Registrant's Registration
                    Statement on Form S-2 (File No. 2-98631).) *

    10(h)   -       Lease agreement, dated as of October 10, 1986, between
                    Manufacturers Hanover Commercial Corporation and Coeur-Rochester,
                    Inc.  (Incorporated herein by reference to Exhibit 10(a) to
                    Registrant's Current Report on Form 8-K, dated October 10, 1986.)

--------------------------------
* Management contract or compensatory plan

    10(i)   -       Indenture, dated as of June 10, 1987, between the Registrant and
                    Citibank, N.A., as Trustee, relating to the Registrant's 6%
                    Convertible Subordinated Debentures Due 2002.  (Incorporated
                    herein by reference to Exhibit 4 to the Registrant's Current
                    Report on Form 8-K dated June 10, 1987.)

    10(j)   -       Venture Agreement, dated as of August 5, 1987, between Coeur
                    Alaska, Inc. and Echo Bay Exploration Inc.  (Incorporated herein by reference to Exhibit 10(a) of the Registrant's Current Report
                    on Form 8-K dated August 5, 1987.)

    10(k)   -       Venture Agreement, dated as of August 5, 1987, among the
                    Registrant, Echo Bay Exploration Inc. and Echo Bay Minerals
                    Company.  (Incorporated herein by reference to Exhibit 10(b) of the Registrant's Current Report on Form 8-K dated August 5,
                    1987.)

    10(l)   -       Amended Venture Agreement, dated November 1, 1990 between Coeur
                    Alaska, Inc. and Echo Bay Exploration, Inc.  (Incorporated herein by reference to Exhibit 10(l) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

    10(m)   -       Agreement, dated January 1, 1994, between Coeur-Rochester, Inc.
                    and Johnson Matthey Inc. (Incorporated herein by reference to
                    Exhibit 10(m) of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993.)

    10(n)   -       Refining Agreement, dated January 24, 1994, between the
                    Registrant and Handy & Harman.  (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1993.)

    10(o)   -       Master Equipment Lease No. 099-03566-01, dated as of December 28,
                    1988, between Idaho First National Bank and the Registrant.
                    (Incorporated herein by reference to Exhibit 10(w) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)

    10(p)   -       Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant.
                    (Incorporated herein by reference to Exhibit 10(x) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)


--------------------------------
* Management contract or compensatory plan

    10(q)   -       Rights Agreement, dated as of May 24, 1989, between the
                    Registrant and First Interstate Bank of Oregon, N.A., as Rights
                    Agent.  (Incorporated herein by reference to Exhibit 2 to the
                    Registrant's Form 8-A relating to the registration of the Rights on the American and Spokane Stock Exchanges.)

    10(r)   -       Participation Agreement, dated as of November 1, 1988, between the Registrant and ASARCO, Incorporated.  (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1989.)

    10(s)   -       Form of letter, dated May 10, 1991, extending the term of
                    Severance Agreement, dated March 30, 1989 between the Registrant and Dennis Wheeler,James Sabala, Robert Richins and Tom Angelos.
                    (Incorporated herein by reference to Exhibit 10(u) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.) *

    10(t)   -       Lease dated January 15, 1947 between Vulcan Silver-Lead
                    Corporation and American Smelting and Refining Company.
                    (Incorporated herein by reference to Exhibit 10(v) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(u)   -       Supplemental Agreement dated June 4, 1959 between Callahan Mining
                    Corporation, American Smelting and Refining Company and Day
                    Mines, Inc., amending lease dated January 15, 1947.
                    (Incorporated herein by reference to Exhibit 10(w) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(v)   -       Operating Agreement dated as of March 18, 1970 between Callahan
                    Mining Corporation, American Smelting and Refining Company and
                    Day Mines, Inc. with respect to the Caladay Project.
                    (Incorporated herein by reference to Exhibit 10(x) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(w)   -       Lease dated September 20, 1982 between Callahan Mining
                    Corporation and Hecla Mining Company for the Hornsilver-Peerless
                    properties (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)


--------------------------------
* Management contract or compensatory plan

    10(x)   -       Agreement and Plan of Merger, dated as of September 16, 1991, by and among the Registrant, CMC Acquisition Corporation and
                    Callahan Mining Corporation.  (Incorporated herein by reference to Exhibit A to the Prospectus, dated November 22, 1991,
                    contained in the Registrant's Registration Statement on Form S-4
                    (File No. 33-44096).

    10(y)   -       Agreement, dated June 11, 1992, between Callahan Mining
                    Corporation and Hecla Mining Company  (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1992.)

    10(z)   -       Indenture, dated as of December 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, relating to the Company's
                    7% Convertible Subordinated Debentures Due 2002.  (Incorporated
                    herein by reference to Exhibit 10(aa) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1992.)

    10(aa)  -       Severance Agreement, dated October 1, 1992, between Registrant and Michael L. Clark.  (Incorporated herein by reference to
                    Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1992.) *

    10(bb)  -       Form of letter, dated June 28, 1993, extending the term of
                    Severance Agreement dated March 30, 1989 between the Registrant and James Sabala, Robert Richins, Tom Angelos, William Boyd, Al
                    Wilder and Michael L. Clark.  (Incorporated herein by reference to Exhibit 10(cc) of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1993.)*

    10(cc)  -       Employment Agreement, dated June 28, 1993, extending the
                    agreement dated March 30, 1989 between the Registrant and Dennis
                    E. Wheeler. (Incorporated herein by reference to Exhibit 10(cc)
                    of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.) *

    10(dd)  -       Stock Purchase Agreement, dated as of April 30, 1993, among Coeur
                    New Zealand, Inc., the Registrant, Cyprus gold New Zealand
                    Limited, Cyprus Exploration and Development Corporation and
                    Cyprus Minerals Company.  (Incorporated herein by reference to
                    Exhibit 2 of the Registrant's Current Report on Form 8K dated
                    April 30, 1993.)


--------------------------------
* Management contract or compensatory plan

    10(ee)  -       Amended and Restated Profit Sharing Retirement Plan of the
                    Registrant.  (Incorporated herein by reference to Exhibit 10(ff)
                    of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.) *

    10(ff)  -       Indenture, dated as of January 26, 1994, between the Registrant and Bankers Trust Company relating to the Registrant's 6 3/8%
                    Convertible Subordinated Debentures Due 2004.  (Incorporated
                    herein by reference to Exhibit 10(gg) of the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1993.)

    10(gg)  -       Purchase Agreement, dated January 18, 1994, between the
                    Registrant and Kidder, Peabody & Co. Incorporated relating to the
                    6 3/8% Convertible Subordinated Debentures Due 2004.
                    (Incorporated herein by reference to Exhibit 10(hh) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.)

    10(hh)  -       Registration Rights Agreement, dated January 26, 1994, between the Registrant and Kidder, Peabody & Co., Incorporated relating to the 6 3/8% Convertible Subordinated Debentures Due 2004.
                    (Incorporated herein by reference to Exhibit 10(ii) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.)

    10(ii)  -       1993 Annual Incentive Plan and Long-Term Performance Share Plan
                    of the Registrant.  (Incorporated herein by reference to Exhibit
                    10(jj) of the Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 1993.) *

    10(jj)  -       Supplemental Retirement and Deferred Compensation Plan, dated
                    January 1, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(kk) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.) *

    10(kk)  -       Lease Agreement, dated January 12, 1994, between First Security
                    Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.)

    10(ll)  -       Agreement, dated January 1, 1994, between Coeur Gold New Zealand
                    Limited and Johnson Matthey (Aust.) Ltd.  (Incorporated herein by reference to Exhibit 10(mm) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.)

    --------------------------------
    * Management contract or compensatory plan

    10(mm)  -       Nonemployee Directors' Retirement Plan effective as of March 19,
                    1993, of the Registrant.  (Incorporated herein by reference to
                    Exhibit 10(oo) of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993.) *

    10(nn)  -       Extension of Employment and Severance Agreement
                    between the Registrant and Dennis E. Wheeler which
                    extension is dated June 28, 1994. (Filed herewith.)*

    10(oo)  -       Form of letter, dated June 28, 1994, extending the
                    terms of the Severance Agreements dated march 30,
                    1989 between the Registrant and James Sabala, Tom
                    Angelos, Michael Clark, Al Wilder and William Boyd.
                    (Filed herewith.)*

    10(pp)  -       401k Plan of the Registrant.  (Filed herewith.)*

    10(qq)  -       Option Agreement of October 24, 1994 between
                    Compania Minera El Bronce and CDE Chilean Mining
                    Corporation.  (Filed herewith.)


    21      -       List of subsidiaries of the Registrant.
                    (Filed herewith.)

    23      -       Consent of Ernst & Young.  (Filed herewith.)

    27      -       Financial Data Schedule



--------------------------------
* Management contract or compensatory plan




(d) Independent auditors' reports are included herein as follows:

    Coeur d'Alene Mines Corporation

    Report of Ernst & Young at December 31, 1993, and 1994, and for each of the three years in the period ended December 31, 1994.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Coeur d'Alene Mines Corporation
                                                                 (Registrant)


Date: March 28, 1995                                  By: /s/ DENNIS E. WHEELER
      -----------------                                   ---------------------------
                                                          Dennis E. Wheeler
                                                             (Chairman, President and
                                                             Chief Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature
    ---------
/s/ DENNIS E. WHEELER   Chairman, President,           March 28, 1995
----------------------  Chief Executive Officer
Dennis E. Wheeler       and Director


/s/ JAMES A. SABALA     Senior Vice President-Finance  March 28, 1995
----------------------  Treasurer (Principal Financial
James A. Sabala         and Accounting Officer)
                        and Director


/s/JOSEPH C. BENNETT    Director                       March 28, 1995
----------------------
Joseph C. Bennett

/s/ JAMES J. CURRAN     Director                       March 28, 1995
----------------------
James J. Curran


/s/ DUANE B. HAGADONE   Director                       March 28, 1995
----------------------
Duane B. Hagadone


/s/ JAMES A. McCLURE    Director                       March 28, 1995
----------------------
James A. McClure

/s/ JEFFERY T. GRADE    Director                       March 28, 1995
----------------------
Jeffery T. Grade

                           ANNUAL REPORT ON FORM 10-K

                       Item 8, Item 14(a), and Item 14(d)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                        COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note I to the financial statements, in 1993, the Company changed its method of accounting for income taxes.


February 10, 1995                                           ERNST YOUNG

                          CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                                        December 31,
                                                                                  1994                  1993
                                                                             -------------         -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $ 15,147,908          $ 14,678,097
    Short-term investments                                                    128,112,407            70,221,106
    Receivables                                                                 9,468,112             7,757,910
    Refundable income taxes                                                     3,413,344             1,924,065
    Inventories                                                                35,946,125            34,670,469
                                                                             -------------         -------------
             TOTAL CURRENT ASSETS                                             192,087,896           129,251,647

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                                              88,468,531            81,007,505
    Less accumulated depreciation                                              39,947,983            35,310,111
                                                                             -------------         -------------
                                                                               48,520,548            45,697,394

MINING PROPERTIES
    Operational mining properties                                             100,833,487            90,120,998
    Less accumulated depletion                                                 38,162,432            33,125,461
                                                                             -------------         -------------
                                                                               62,671,055            56,995,537
    Developmental properties                                                   95,896,774            83,536,738
                                                                             -------------         -------------
                                                                              158,567,829           140,532,275

OTHER ASSETS
    Funds held in escrow                                                        2,270,695             2,270,695
    Debt issuance costs, net of accumulated
         amortization of $2,416,963 and                                         8,240,209             4,708,372
         $1,462,643
    Marketable equity securities                                                  418,052             2,422,416
    Other                                                                       2,737,454               825,538
                                                                             -------------         -------------
                                                                               13,666,410            10,227,021
                                                                             -------------         -------------

                                                                             $412,842,683          $325,708,337
                                                                             =============         =============

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                                        December 31,
                                                                                 1994                   1993
                                                                            -------------          -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                        $  2,458,605           $  1,946,273
    Accrued liabilities                                                        4,158,792              5,265,232
    Accrued interest payable                                                   4,634,961              2,008,851
    Accrued salaries and wages                                                 4,164,061              2,898,486
    Accrued litigation settlement                                                800,000              5,875,000
    Accrued environmental settlement                                                                  1,230,000
    Reserve for mine closure                                                     284,366                494,800
    Current portion of obligations under
        capital leases                                                         2,041,057              1,899,771
                                                                            -------------          -------------
            TOTAL CURRENT LIABILITIES                                         18,541,842             21,618,413

LONG-TERM LIABILITIES
    6% subordinated convertible debentures                                    50,000,000             50,000,000
    7% subordinated convertible debentures                                    75,000,000             75,000,000
    6 3/8% subordinated convertible debentures                               100,000,000
    Obligations under capital leases                                           2,192,856              4,233,913
    Other long-term liabilities                                                5,234,899              2,325,764
    Deferred income taxes                                                      1,580,804              1,681,542
                                                                            -------------          -------------
            TOTAL LONG-TERM LIABILITIES                                      234,008,559            133,241,219

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred Stock, par value $1.00 per share--
        authorized 10,000,000 shares, none outstanding
    Common Stock, par value $1.00 per share--
        authorized 60,000,000 shares, issued 16,633,163
        nd 16,394,302 shares (including 1,059,211
        and 1,058,453 shares held in treasury)                                16,633,163             16,394,302
    Capital surplus                                                          182,881,071            181,038,631
    Accumulated deficit                                                      (17,043,506)           (13,100,942)
    Unrealized losses on short-term investments                               (8,820,137)
    Repurchased and nonvested shares                                         (13,358,309)           (13,483,286)
                                                                            -------------          -------------
                                                                             160,292,282            170,848,705
                                                                            -------------          -------------
                                                                            $412,842,683           $325,708,337
                                                                            =============          =============

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                         Year Ended December 31,
                                                          1994                     1993                   1992
                                                     -------------             -------------          ------------
INCOME
  From mine operations:
     Sale of concentrates and dore'                  $ 79,605,938              $ 67,989,666          $ 41,414,166
     Less cost of mine operations                      67,802,368                59,803,406            37,829,224
                                                     -------------             -------------         --------------
                 GROSS PROFITS                         11,803,570                 8,186,260             3,584,942

  From manufacturing operations:
     Sale of industrial products                       11,416,654                10,192,008            10,107,892
     Less cost of manufacturing                        10,263,476                 9,088,319             8,987,185
                                                     -------------             -------------         -------------
                 GROSS PROFITS                          1,153,178                 1,103,689             1,120,707

OTHER INCOME--interest, dividends,
  and other                                            12,857,321                 5,536,771             4,906,166
                                                     -------------             -------------         --------------
                 TOTAL INCOME                          25,814,069                14,826,720             9,611,815

EXPENSES
  Administration                                        3,824,946                 3,618,772             3,133,271
  Accounting and legal                                  1,673,223                 3,108,705             1,467,470
  General corporate                                     6,359,710                 5,089,224             4,472,157
  Mining exploration                                    3,877,614                 2,533,542             2,259,279
  Idle facilities                                       1,558,752                 2,459,159             1,689,257
  Interest                                             11,399,082                 5,364,574             1,096,772
  Nonrecurring charges                                    800,000                 9,373,564
                                                     -------------             -------------         --------------
                 TOTAL EXPENSES                        29,493,327                31,547,540            14,118,206
                                                     -------------             -------------         --------------

LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING METHOD                                 (3,679,258)              (16,720,820)           (4,506,391)
  Income tax provision (benefit)                          263,306                (3,430,760)           (3,747,136)
                                                     -------------             -------------         -------------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING METHOD                          (3,942,564)              (13,290,060)             (759,255)
  Cumulative effect of change in
     accounting method                                                            5,181,188
                                                     -------------             -------------         -------------
     NET LOSS                                         $(3,942,564)             $ (8,108,872)         $   (759,255)
                                                     =============             =============         =============

LOSS PER SHARE DATA
  Weighted average number of shares
     of Common Stock outstanding                       15,387,889                15,327,862            15,317,405
                                                     =============             =============         =============

Net loss per share before cumulative
  effect of change in accounting
  method                                             $      ( .26)             $       (.87)         $       (.05)
  Cumulative effect of change in
     accounting method                                                                  .34
                                                     -------------             -------------         -------------
     NET LOSS PER SHARE                              $      ( .26)             $       (.53)         $       (.05)
                                                     =============             =============         =============

     CASH DIVIDENDS PER SHARE                        $        .15              $        .15          $        .15
                                                     =============             =============         =============

See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For Years Ended December 31, 1994, 1993, and 1992



                                     Common Stock
                               -----------------------                               Unrealized Losses
                                               Par         Capital       Accumulated    on Short Term
                                 Shares       Value        Surplus         Deficit       Investements
                               -----------------------------------------------------------------------
Balance at January 1, 1992     16,368,403   $16,368,403   $185,229,686   $ (4,232,815)
Net Loss                                                                   (759,255)
Cash dividends                                              (2,296,493)
Issuance of shares under
  Long-Term Incentive
  Plan (net)                       12,000        12,000        169,500
Other                              (3,175)       (3,175)       (52,081)
                               -----------------------------------------------------------------------

Balance at December 31, 1992   16,377,228    16,377,228    183,050,612     (4,992,070)

Net Loss                                                                   (8,108,872)
Sale of Common Stock for
  cash                              8,675         8,675        139,535
Cash Dividends                                              (2,297,520)
Issuance of shares under
  Long-Term Incentive
  Plan (net)                       10,374        10,374        181,545
Other                              (1,975)       (1,975)       (35,541)
                               -----------------------------------------------------------------------

Balance at December 31, 1993   16,394,302    16,394,302    181,038,631    (13,100,942)
Net Loss                                                                   (3,942,564)
Cash Dividends                                              (2,303,194)
Issuance of shares under
  Long-Term Incentive
  Plan (net)                       18,778        18,778        365,717
Unrealized Gains (Losses)                                                                $(8,820,137)
Other                             220,083       220,083      3,779,917
                               -----------------------------------------------------------------------

Balance at December 31, 1994   16,633,163   $16,633,163   $182,881,071   $(17,043,506)   $(8,802,137)
                               =======================================================================

                                    Repurchased and
                                    Nonvested Shares
                                -------------------------
                                  Shares         Amount        Total
                               ------------------------------------------
Balance at January 1, 1992     (1,058,453)   $(13,427,556)   $183,937,718
Net Loss                                                         (759,255)
Cash dividends                                                 (2,296,493)
Issuance of shares under
  Long-Term Incentive
  Plan (net)                                      (16,714)        164,786
Other                                                             (55,256)
                               ------------------------------------------

Balance at December 31, 1992   (1,058,453)    (13,444,270)    180,991,500

Net Loss                                                       (8,108,872)
Sale of Common Stock for                                          148,210
  cash                                                         (2,297,520)
Cash Dividends
Issuance of shares under
  Long-Term Incentive
  Plan (net)                                      (39,016)        152,903
Other                                                             (37,516)
                               ------------------------------------------

Balance at December 31, 1993   (1,058,453)    (13,483,286)    170,848,705
Net Loss                                                       (3,942,564)
Cash Dividends                                                 (2,303,194)
Issuance of shares under
  Long-Term Incentive
  Plan (net)                                      124,977         509,472
Unrealized Gains (Losses)                                      (8,820,137)
Other                                (758)                      4,000,000
                               ------------------------------------------

Balance at December 31, 1994   (1,059,211)   $(13,358,309)   $160,292,282
                               ==========================================


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                                  Year Ended December 31,
                                                                 1994                   1993                       1992
                                                           --------------           -------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $  (3,942,564)           $ (8,108,872)              $  (759,255)
   Adjustments to reconcile net
        loss to net cash provided by
        (used in) operating activities:
     Depreciation, depletion, and
        amortization                                          17,826,021              13,852,762                 5,799,590
     Cumulative effect of change
        in accounting method                                                          (5,181,188)
     Deferred income taxes                                      (100,738)             (3,716,180)               (1,684,209)
        Deferred Stripping                                    (1,494,716)
     (Gain) loss on disposition of assets                        133,627                 444,950                   (11,647)
     Foreign currency transaction gain                          (783,894)
     Gain on sale of short term investments                   (1,541,735)
     Nonrecurring charges                                                              9,373,564
   Change in Operating Assets and Liabilities:
     Accounts receivable                                      (3,199,481)             (3,427,588)               (1,073,926)
     Inventories                                              (1,275,656)             (2,298,051)                 (213,639)
     Accounts payable and
        accrued liabilities                                      782,143               3,262,980                (2,491,745)
     Accrued merger liabilities                                                                                 (2,572,642)
                                                           --------------           --------------            -------------
          NET CASH PROVIDED BY
          (USED IN) OPERATING ACTIVITIES                       6,403,007               4,202,377                (3,007,473)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Cyprus Gold New Zealand,
     Ltd. (net of cash received)                                                     (52,818,247)
   Purchases of short-term investments                      (107,900,947)            (85,387,368)              (21,689,084)
   Sales of short-term investments                            43,349,371              34,548,248
   Purchases of property, plant and
     equipment                                                (9,248,331)             (4,563,607)               (3,602,580)
   Proceeds from sale of assets                                  488,353                 680,873                   557,081
   Expenditures on operational mining
     properties                                              (11,241,937)             (2,524,454)               (4,155,600)
   Expenditures on developmental
     properties                                              (12,760,036)             (8,926,809)              (13,788,514)
   Other                                                          69,454                (567,011)                  554,259
                                                           --------------           -------------             -------------
          NET CASH USED IN
          INVESTING ACTIVITIES                               (97,244,073)           (119,558,375)              (42,124,438)
CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of obligations under
     capital leases                                           (1,899,771)             (1,775,333)               (1,649,006)
   Payment of cash dividends                                  (2,303,194)             (2,297,520)               (2,296,493)
   Proceeds from bond issuance                                95,513,842                                        71,416,034
                                                           --------------           --------------            -------------
        NET CASH PROVIDED BY
        (USED IN) FINANCING ACTIVITIES                        91,310,877              (4,072,853)               67,470,535
                                                           --------------           -------------             --------------

        INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                     469,811            (119,428,851)               22,338,624
Cash and cash equivalents at beginning
   of year                                                    14,678,097             134,106,948               111,768,324
                                                           --------------           -------------             -------------
Cash and cash equivalents at end
   of year                                                  $ 15,147,908            $ 14,678,097              $134,106,948
                                                            =============           =============             =============

See notes to consolidated financial statements.

NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

            Coeur d'Alene Mines Corporation (Coeur or the Company) is principally engaged in the exploration, development and operation of silver and gold mining properties located in the United States (Nevada, Idaho and Alaska), New Zealand and Chile. Coeur is also engaged in the manufacture and sale of lightweight flexible hose and duct and metal tubing.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Callahan Mining Corporation, including Coeur New Zealand, Inc., Coeur-Alaska, Inc. and CDE Chilean Mining Corporation. The consolidated financial statements also include all non-wholly owned entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets. Intercompany balances and transactions have been eliminated in consolidation. Investments in unincorporated joint ventures are accounted for on a proportionate consolidation basis, the most significant of which are the Golden Cross Mine, Kensington Property, Coeur Mine and Galena Mine.

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

            Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets. Certain mining equipment is depreciated using the units of production method based upon proven and probable reserves. Maintenance and repairs are charged to operations as incurred.

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

            Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and are accrued over the life of the mine using the units of production method.
Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. As of December 31, 1994 and 1993 the Company has provided approximately $2,843,658 and $1,616,506 for post-closure reclamation and restoration, and anticipates the total of such costs will be approximately $12.1 million. Amounts provided are included as other Long Term Liabilities.

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

            Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1994 and 1993, cash and cash equivalents included $14,182,060 and $9,618,316 of cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. Amounts reported in the balance sheet for cash and cash equivalents represent cost which approximates fair value.

            Short-term Investments: The Company invests in debt and equity securities which, prior to January 1, 1994, are stated at the lower of cost or market. Effective January 1, 1994, the Company changed its method of accounting for investments by adopting Statement of Financial Accounting Standards (FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 requires the use of fair market value accounting. The Company has classified its short term investments as available for sale, according to provisions of the new pronouncement. Available for sale securities are carried at fair value, determined by quoted prices. Unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

            Foreign Currencies: Monetary assets and liabilities of the Company's New Zealand and Chilean operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Non-monetary assets and liabilities are converted at historical rates. In each instance, the functional currency is the U.S. dollar. Realized gains and losses from foreign currency transactions are reflected in income.

            Foreign Currency Forward Exchange Contracts:   As part of its
program to manage foreign currency risk, the Company has entered into foreign currency forward exchange contracts. Contracts related to firm commitments, primarily foreign construction projects, are designated and effective as hedges. Gains and losses are deferred and recognized in the same period as the related transactions. For contracts associated with anticipated transactions (foreign operating expenses), changes in forward rates are reflected currently in determining net income. At December 31, 1994, the Company had contracts outstanding, payable in U.S. dollars, to purchase approximately $4.8 million, $3.4 million and $22.1 million denominated in New Zealand, Australian and Chilean currencies, respectively. These contracts mature at various dates through December 1995.

            Forward Delivery Contracts: The Company sells refined gold and silver from its mines to various precious metals refiners pursuant to fixed price forward contracts or at spot prices prevailing at the time of sale. As of December 31, 1994, the Company had entered into contracts which require future delivery of 75,000 ounces of gold on various dates through 1996 at an average price of $417.17. Revenue from forward sales transactions is recognized as metal is delivered.

            Earnings Per Share: Earnings per share is calculated based on the weighted average number of common stock and common stock equivalents outstanding, unless the addition of common stock equivalents would be anti-dilutive.

            Reclassification: Certain reclassifications of prior year balances have been made to conform to current year classifications.


NOTE C--BUSINESS COMBINATIONS

Cyprus Gold New Zealand, Limited

       On April 30, 1993, the Company acquired Cyprus Gold New Zealand, Limited for approximately $54 million in cash,. The acquisition has been accounted for as a purchase. Had the acquisition taken place as of January 1, 1993, management estimates that consolidated sales of dore' would have been $91.1 million, consolidated net loss would have been $10.1 million and net loss would have been $.66 per share in 1993. Had the acquisition taken place as of January 1, 1992, management estimates that consolidated sales of dore' would have been $78.4 million, consolidated net loss would have been $1.3 million and net loss would have been $.09 per share in 1992.

NOTE D--SHORT TERM INVESTMENTS AND MARKETABLE SECURITIES

       The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of Available-for-Sale Securities as of December 31, 1994.




                                   Available-For-Sale Securities
                          ----------------------------------------------
                                       Gross         Gross     Estimated
                                     Unrealized   Unrealized     Fair
(In Thousands)              Cost       Losses        Gains       Value
                          --------     ------        -----      --------
U.S. Corporate            $ 67,856     $3,438                   $ 64,418
U.S. Government             48,314      2,461                     45,853
                          --------     ------         ----      --------
Total Debt Securities      116,170      5,899                    110,271
Equity Securities           21,180      3,184          263        18,259
                          --------     ------         ----      --------
                          $137,350     $9,083         $263      $128,530
                          ========     ======         ====      ========


       The gross realized gains on sales of Available-For-Sale Securities totaled $2,731,499 and $192,983 during 1994 and 1993, respectively. The gross realized losses totaled $1,189,764 and $63,961 during 1994 and 1993, respectively. Investments mature at various dates through December 1996.


NOTE E--INVENTORIES

       Inventories are composed of the following:

                                                                                   December 31,
                                                                        1994                      1993
                                                                    -------------             -------------
        Mining:
             Ore in process and
                 on leach pads                                      $ 28,895,419              $ 27,958,186
             Dore' inventory                                           1,748,207                 1,947,294
             Supplies                                                  3,571,501                 3,356,544
                                                                    -------------             -------------
                                                                      34,215,127                33,262,024
        Manufacturing:
             Raw Materials                                             1,092,727                   755,206
             Finished goods                                              638,271                   653,239
                                                                    -------------             -------------

                                                                    $ 35,946,125              $ 34,670,469
                                                                    =============             =============

NOTE F--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                                December 31,
                                                                        1994                       1993
                                                                    -------------             -------------
     Land                                                           $  2,225,434              $  1,684,835
     Buildings and improvements                                       20,269,747                19,603,642
     Machinery and equipment                                          57,622,995                51,368,673
     Capital leases, buildings
       and equipment                                                   8,350,355                 8,350,355
                                                                    -------------             -------------
                                                                    $ 88,468,531              $ 81,007,505
                                                                    =============             =============


     Assets subject to capital leases consist of the following:

                                                                                December 31,
                                                                       1994                       1993
                                                                    ------------              ------------
     Buildings                                                      $ 5,104,730               $ 5,104,730
     Equipment                                                        3,245,625                 3,245,625
                                                                    ------------              ------------
         TOTAL BUILDINGS AND EQUIPMENT                                8,350,355                 8,350,355
     Operational mining property                                      7,871,007                 7,871,007
                                                                    ------------              ------------
                                                                     16,221,362                16,221,362
     Less allowance for accumulated
        amortization and depletion                                    8,633,847                 7,987,780
                                                                    ------------              ------------

     TOTAL ASSETS SUBJECT TO CAPITAL
      LEASES                                                        $ 7,587,515               $ 8,233,582
                                                                    =============             ============


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

       The Company has entered into various operating lease agreements, which expire over a period of five years. The total rent expense charged to operations under these agreements was $3,140,692, $3,261,261 and $3,460,729 for 1994, 1993 and 1992, respectively.


Minimum lease payments under capital and operating leases are as follows:

            Year Ending                    Capital                 Operating
            December 31                    Leases                    Leases
            -----------                  -----------              -----------
               1995                      $ 2,292,941              $ 3,203,837
               1996                        2,292,952                1,897,291
               1997                                                 1,766,772
               1998                                                 1,550,185
               1999                                                   589,315
                                         ------------             ------------
  TOTAL MINIMUM PAYMENTS DUE               4,585,893              $ 9,007,400
                                                                  ===========
     Less amount representing interest       351,980
                                         -----------

     PRESENT VALUE OF NET
     MINIMUM LEASE PAYMENTS                4,233,913
            Less current maturities        2,041,057
                                         -----------
                                         $ 2,192,856
                                         ===========

 NOTE G - MINING PROPERTIES

   Capitalized costs for mining properties                                           December 31,
      consist of the following:                                              1994                        1993
                                                                        -----------                 ------------
   Operational mining properties:
      Rochester Mine, less accumulated
         depletion of $28,399,912
         and $24,420,982                                                $ 37,355,588                $ 36,070,308

      Golden Cross Mine, less
         accumulated depletion of
          $ 3,631,051 and $1,756,888                                      12,116,068                  13,654,420

      Coeur d'Alene Mining District,
         less accumulated depletion of
         $5,715,913 and $6,633,633                                         7,176,695                   7,184,623

      El Bronce Mine less accumulated
         depletion of $101,598                                             5,936,518

      Other                                                                   86,186                      86,186
                                                                        -------------               -------------
         TOTAL OPERATIONAL MINING PROPERTIES                              62,671,055                  56,995,537

   Developmental mining properties:
      Kensington                                                          52,139,488                  47,388,330
      Fachinal                                                            32,444,979                  26,779,454
      Waihi East                                                           8,454,000                   8,454,000
      Other                                                                2,858,307                     914,954
                                                                        ------------                 ------------
         TOTAL DEVELOPMENTAL MINING PROPERTIES                            95,896,774                  83,536,738
                                                                        -------------               -------------

         TOTAL MINING PROPERTIES                                        $158,567,829                $140,532,275
                                                                        =============               =============


OPERATIONAL MINING PROPERTIES

        The Rochester Mine: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. It is one of the largest primary silver mines in the United States and a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies between 0% and 5% of the net smelter revenues of the Rochester property, provided the market price of silver is at least $17.

        Golden Cross Mine: On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine. The mine is an underground and surface gold mining operation located near Waihi, New Zealand.

        The Company's 80% interest in the Golden Cross Mine, accounted for by the proportionate consolidation method, is summarized as follows:

                                                                            Year Ended December 31,
        (Dollars in Thousands)                                         1994                             1993
                                                                    ----------                        ----------
               Sales of dore'                                       $ 27,582                          $ 21,452
               Cost of mine operation                                (28,297)                          (19,761)
                                                                    ----------                        ---------
               Loss before income taxes
                      and cumulative effect
                      of change in accounting
                      method                                        $   (715)                            1,691
                                                                    ==========                        ==========

               Assets                                               $ 94,139                            74,305
               Liabilities                                           (92,804)                          (70,751)
                                                                    ----------                        ---------
               Shareholders' equity                                 $  1,335                          $  3,554
                                                                    ==========                        ==========


        During the third quarter of 1994, the Company received updated reserve information indicating an increase in reserves at the Golden Cross Mine. Accordingly, the Company adjusted its depletion rate effective July 1, 1994 to reflect the increased reserves. The impact of the change was an increase in net income of $1,156,178 or $.075 per share for the six months ended December 31, 1994.

        Coeur d'Alene Mining District: The Company has been the holder of mineral interests in the Coeur d'Alene Mining District continuously since 1928. The Company's most significant interests included, through December 31, 1994, a 50% joint venture interest in the Coeur Mine, a 62.5% interest in the profits from operation of the Galena Mine and other ancillary mining claims. Hecla Mining Company retains a net profits royalty interest in the Galena Mine up to a maximum of $2 million commencing when the price of silver reaches $11 an ounce. At December 31, 1994, Hecla was entitled to recoup a total of $1,117,572 from the first net profits received from future mine operations.

        Effective January 1, 1995, the Company entered into an agreement with ASARCO Incorporated, forming a new company called Silver Valley Resources, Inc. Both Coeur and ASARCO contributed their respective interests in the Galena and Coeur Mines, as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley Resources. ASARCO and Coeur each hold a 50% equity interest in Silver Valley Resources, Inc.

        El Bronce Mine: On October 3, 1994, the Company invested in and assumed operating control of the El Bronce gold mine under terms of a management agreement. The mine is located in northern Chile, approximately 90 miles north of Santiago. According to the terms of the management agreement, the Company is entitled to 51% of the operating profits, and has an option to acquire a 51% equity interest in CDE El Bronce within three years for a total price of $20.5 million, subject to meeting certain criteria. Coeur has commenced a three year program designed to increase gold production and improve the reserve base and profitability levels. Management fees earned in 1994, reflected as a component of "Other Income", totaled $1.0 million.

DEVELOPMENTAL PROPERTIES

        Kensington: The Company owns a 50% interest in the Kensington gold property located near Juneau, Alaska, is responsible for 50% of project costs, and will receive 50% of the project revenues. The Company's joint venture partner is the operator of the project. On August 15, 1994, the Company purchased 33 1/3% of the Jualin property adjacent to the Kensington property for $2.1 million, bringing its ownership interest in the Jualin property to 100%. Concurrent with the acquisition, the Company sold the common stock of International Curator which it previously owned, and relinquished all of its rights with respect to the Boleo property. The Company recorded a gain on the sale of International Curator stock of $2.7 million, which is reflected as a component of "Other Income". The Company's investment in the Kensington Joint Venture is accounted for under the proportionate consolidation method and is summarized as follows:

                                                                           December 31,
                                                                   1994                        1993
                                                              --------------              -------------
      Total Assets/Venture's Equity                           $  54,242,841               $ 47,495,650
                                                              ==============              =============



      The Kensington Joint Venture is a development stage mining property and consequently has no operations.

      Fachinal: The Fachinal Mine will be a silver and gold mining operation located in southern Chile. On July 19, 1994, the Company's Board of Directors approved the construction of the Fachinal project, following the completion by an independent engineering firm of a detailed feasibility study. Commitments of $27,121,795 have been made to purchase the power plant, processing equipment and major mining equipment. Initial production is expected in the fourth quarter of 1995.



NOTE H--LONG-TERM DEBT

      The $50 million of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each $1,000 of principal (equivalent to a conversion price of $26.00 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company. The debentures, which have no other funding requirements until maturity, mature June 10, 2002.

      The $75 million of 7% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock at any time prior to maturity unless previously redeemed at a conversion rate of approximately 63 shares of Common Stock for each $1,000 of principal (equivalent to conversion price of $15.68 per share of Common Stock). The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after December 15, 1995. The debentures, which have no other funding requirements until maturity, mature December 11, 2002.

      During the first quarter of 1994, the Company effected an offering of $100 million of 6 3/8% Convertible Subordinated Debentures Due 2004 which are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $26.20 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures, which have no other funding requirements until maturity, mature January 31, 2004.

      The carrying amounts and fair values of long-term borrowings, which are based on published values on December 31, 1994, consisted of the following:


                                      December 31, 1994                              December 31, 1993
                               ------------------------------------           -----------------------------------
                               Carrying                   Fair                  Carrying                  Fair
                                  Amount                  Value                   Value                   Value
                               -----------            -------------           -----------             ------------
6%     Convertible
         Subordinated
         Debentures
         Due 2002              $50,000,000            $40,000,000             $50,000,000             $ 51,500,000
7%     Convertible
         Subordinated
         Debentures
         Due 2002              $75,000,000            $85,125,000             $75,000,000             $109,875,000
6.375% Convertible
         Subordinated
         Debentures
          Due 2004            $100,000,000            $83,500,000

     Total interest accrued in 1994, 1993 and 1992 was $15,641,771, $9,293,420 and $4,104,639, respectively, of which $4,242,689, $3,928,846 and $3,007,887, was capitalized as a cost of the mines under construction.

     Interest paid was $12,061,341, $8,834,559, and $3,663,349 in 1994, 1993
and 1992, respectively.

     As of December 31, 1994, the Company has outstanding letters of credit totaling approximately $11.2 million related to performance bonds.


NOTE I--INCOME TAXES

      Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. The cumulative effect of the accounting change on prior years at January 1, 1993 is a non-recurring gain of $5,181,188, or $.34 per share, and is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1993.

      The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:


                                                                    Year Ended December 31,
                                                --------------------------------------------------------------
                                                    1994                     1993                    1992
                                                ------------             ------------            ------------
      Current                                   $   364,044              $   285,420             $   135,628
      Deferred                                     (100,738)              (3,716,180)             (3,882,764)
                                                -------------            ------------            ------------
      PROVISION (BENEFIT) FOR
        INCOME TAX                              $   263,306              $(3,430,760)            $(3,747,136)
                                                =============            ============            ============



      Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes. The tax effect and sources of these differences are as follows:


                                                                   Year Ended December 31,
                                                --------------------------------------------------------------
                                                    1994                     1993                     1992
                                                -----------              ------------            ------------
Reserve for loss on
      mine closure                              $  122,881               $   (84,541)            $   272,842
Net mine exploration and
      development costs                          1,248,575                 1,329,435               1,876,045
Net lease payments                                 469,745                   547,783                 553,872
Regular tax benefit on
      utilization of net
      operating losses                          (1,196,892)               (7,341,935)             (6,467,765)
Impact on deferred taxes
      of alternative minimum
      tax in current year                                                                            337,721
Environmental costs                                430,500                  (426,273)
Amortization of bond premium                      (689,447)
Unrealized investment losses                    (3,087,048)
Change in valuation
      allowance                                  2,691,752                   334,689
Change in deferred
      state taxes                                  (40,077)                  617,119
Accrual to return
  reconciliation                                  (159,421)
Other                                              108,694                 1,307,543                (455,479)
                                                -----------              ------------            ------------
                                                $ (100,738)              $(3,716,180)            $(3,882,764)
                                                ===========              ============            ============

      As of December 31, the significant components of the Company's net deferred tax liability were as follows:


                                                                               Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1994                         1993
                                                                    -------------                --------------
Deferred tax liabilities:
    PP&E, net                                                       $ 20,624,892                 $ 19,756,681
    State taxes                                                          427,104
                                                                    -------------                --------------

    Total deferred tax liabilities                                    21,051,996                   19,756,681

Deferred tax assets:
    Net operating loss carryforwards                                  26,549,914                   25,353,022
    AMT credit carryforwards                                             938,670                      938,672
    Business credit carryforward                                         432,800                      628,933
    Unrealized losses on short-term
     investments                                                       3,087,048
                                                                    -------------                --------------

    Total deferred tax assets                                         31,008,432                   26,920,627

Valuation allowance for deferred
 tax assets                                                          (11,537,240)                  (8,845,488)
                                                                    --------------               -------------
    Net deferred tax assets                                           19,471,192                   18,075,139

    Net deferred tax liabilities                                    $  1,580,804                 $  1,681,542
                                                                    ==============               ==============


    The change in the valuation allowance in 1994 is primarily due to uncertainties related to the ultimate recovery of deferred tax assets from unrealized losses on short-term investments.

    A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:


                                                                           Year Ended December 31,
                                                               -------------------------------------------------
                                                                 1994                 1993                 1992
                                                               --------             -------              -------
Tax benefit computed at
  statutory rates                                               (35.0%)              (35.0%)             (34.0%)
Percentage depletion                                            (55.1%)               (7.9%)             (21.6%)
Deemed dividend from foreign affiliate                                                                     6.2%
Dividend received deduction                                      (6.2%)
Alternative minimum tax impact                                                                           (27.2%)
Interest on foreign subsidiary debt                              85.1%                 8.2%
Increase in valuation allowance                                  (1.3%)                2.0%
Payment of foreign taxes                                         11.5%                 2.4%
Investment on foreign subsidiary debt                            10.2%                 3.3%
Other (net)                                                      (2.0%)                6.6%               (6.6%)
                                                               ----------           --------             -------
      EFFECTIVE TAX RATE                                          7.2%               (20.4%)             (83.2%)
                                                               ==========           ========             =======


       For tax purposes, as of December 31, 1994, the Company has an operating loss carryforward of approximately $75.9 million and an alternative minimum tax loss carryforward of approximately $52.3 million which expire through

2006. The Company also has alternative minimum tax credit carryforwards of approximately $939,000.

       As of December 31, 1994, Callahan Mining Corporation, a subsidiary, has a net operating loss carryforward of approximately $24.5 million and an alternative minimum tax loss carryforward of approximately $16.7 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses is subject to limitations.


NOTE J--SHAREHOLDERS' EQUITY AND STOCK PLANS

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

       The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan ("Long-Term Plan") which were approved by shareholders in June 1989. Under the Annual Plan, benefits are payable 50% in cash and 50% in shares of Common Stock. Under the Long-Term Plan, 40% of the benefits consist of non-qualified stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant. Of the remaining 60% balance of the awards under the Long-Term Plan, 60% is payable in shares of Common Stock and 40% is payable in cash at the end of a four-year vesting period.

       As of December 31, 1994 and December 31, 1993, nonqualified stock options to purchase 153,600 shares and 125,888 shares, respectively, were outstanding under the Long-Term Plan. The options are exercisable at prices ranging from $13.75 to $27.00 per share.

       As of December 31, 1994 and December 31, 1993, the Company had awarded 57,189 shares and 38,411 shares, respectively, of Common Stock under the Long-Term Plan and the Annual Plan, representing deferred compensation of $909,326 and $401,747, respectively, based on the fair market value of the shares at the date of the award.

       Total compensation expense charged to operations under the Plans was $1,359,692, $396,212 and $804,812 for 1994, 1993 and 1992, respectively.


                                                                                   Exercise
                                                           Shares                    Price
                                                        -----------                ---------
        Stock options outstanding
             at 1/1/92                                      80,700                 $  18.38
        Issued                                              43,100                    15.13
        Canceled                                           (19,300)                   17.11
                                                        -----------                --------
        Stock options outstanding
             at 12/31/92                                   104,500                    17.28
        Issued                                              39,963                    18.50
        Exercised                                           (8,675)                   13.86
        Canceled                                            (9,900)                   17.31
                                                        -----------                --------
        Stock options outstanding
             at 12/31/93                                   125,888                    17.90
        Issued                                              27,712                    20.38
                                                        ----------                 --------
        Stock options outstanding
                 at 12/31/94                               153,600                 $  18.34
                                                        ==========                 ========


     As of December 31, 1994 and 1993, 121,537 shares and 168,027 shares, respectively, were available for grant under the Plans and 10,523,032 shares of Common Stock are reserved for potential conversion of Convertible Subordinated Debentures.


NOTE K--EMPLOYEE BENEFIT PLANS

        The Company provides a noncontributory defined contribution profit-sharing plan for all eligible employees. Total plan expense charged to operations was $609,782, $585,477, and $476,516 for 1994, 1993 and 1992,
respectively, which is based on a percentage of salary of qualified employees.

        Effective January 1, 1995, the Company has adopted a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 10% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in four different types of investment funds.


NOTE L--LITIGATION

        On June 24, 1994, the U.S. District Court for the District of Idaho approved the settlement of Kassover v. Coeur d'Alene Mines Corporation et al (the "Lawsuit"), a class action lawsuit instituted against the Company and others in 1990. Pursuant to the Settlement, 220,083 shares of Common Stock were issued by the Company in exchange for the claims of the members of the plaintiff class (the "Claimants") and their counsel. The number of shares was determined by dividing $4 million by the average daily closing price of the Common Stock for the five business days preceding the "fairness hearing" relating to the Settlement held on June 16, 1994. The Company issued 66,025 shares to counsel for the Claimants in late July 1994, and issued the balance of 154,058 shares in December 1994, following the processing of the Claimants' claims.

        During October 1993, the Company and Callahan negotiated an agreement with the U.S. Environmental Protection Agency (the "EPA") and a group of other companies that are potentially responsible parties ("PRPs") in connection with the Bunker Hill Superfund site. The negotiated settlement agreement, adopted in a Court Consent Decree, calls for the Company and Callahan to pay a total of $1,230,000 to a group of other PRPs in order to remove the Company and Callahan from any additional cleanup liability relating to the site. Accordingly, the Company recorded a non-recurring environmental settlement expense of $1,230,000 during the third quarter of 1993. Payment was made on December 16, 1994.

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

        On September 29, 1994, following a jury trial, a judgment was entered in favor of Callahan in a lawsuit commenced in March 1992 by FN Enterprises, Inc. ("FN"), a business consulting firm for Callahan. The suit, which is before the federal district court for the District of Northern California, seeks to recover a "success fee" in the approximate amount of $673,000 in connection with the merger that resulted in Callahan becoming a wholly-owned subsidiary of the Company. Callahan has filed a counterclaim seeking rescission of the contract and damages from FN equal to the amount of fees and expenses paid to FN. The court dismissed FN's claim in its entirety. The claim is now pending post-trial motions made by FN.

        On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688, plus costs and attorney fees in the approximate amount of $225,000. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by a predecessor of the Company. The notes are claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and in 1988. On January 19, 1995 the case was resolved by virtue of a settlement in the amount of $800,000. The amount was fully accrued as of December 31, 1994.

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

NOTE M--GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

        The Company operates in two business segments: mining and manufacturing. Financial information regarding these segments is as follows. Corporate assets included in the presentation consist principally of cash and cash equivalents.

                                                                         Year Ended December 31,
                                                       ---------------------------------------------------------
                                                           1994                  1993                   1992
                                                       ---------------------------------------------------------
                                                                          (Thousands of Dollars)
Revenues:
--------
   Mining group                                        $  79,606               $  67,990              $   41,414
   Manufacturing group                                    11,417                  10,192                  10,108
                                                         -------               ----------             -----------
      Totals, business segments                           91,023                  78,182                  51,522
   Other revenues                                         12,857                   5,537                   4,906
                                                       ---------               ----------             -----------
      Consolidated revenues                            $ 103,880               $  83,719              $   56,428
                                                       ==========              ==========             ===========

Income (Loss) Before Income Taxes:
---------------------------------
   Mining group                                        $   6,367               $   3,194              $     (363)
   Manufacturing group                                     1,153                   1,103                   1,121
                                                       ----------              ----------             -----------
      Totals, business segments                            7,520                   4,297                     758
   Other revenues                                         12,857                   5,537                   4,906
   Corporate and other expenses                          (24,056)                (26,555)                (10,170)
                                                       ----------              ----------             -----------
   Consolidated net loss before taxes
      and cumulative effect                            $  (3,679)              $ (16,721)             $   (4,506)
                                                       ==========              ==========             ===========


Depreciation, Depletion and Amortization:
----------------------------------------
   Mining group                                        $  12,384               $  12,010              $    4,941
   Manufacturing group                                       288                     259                     232
                                                       ----------              ----------             -----------
      Totals, business segments                           12,672                  12,269                   5,173
   Corporate                                               3,946                   1,584                     627
                                                       ---------               ----------             -----------
      Total                                            $  16,618               $  13,853              $    5,800
                                                       =========               ==========             ===========

Property, Plant and Equipment Additions
---------------------------------------
(Including Noncash Expenditures):
--------------------------------
   Mining group                                        $   7,731               $  29,680              $    2,614
   Manufacturing group                                       252                     853                     272
                                                       ----------              ----------             -----------
      Totals, business segments                            7,983                  30,533                   2,886
   Corporate                                               1,265                   2,755                     716
                                                       ----------              ----------             -----------
      Total                                            $   9,248               $  33,288              $    3,602
                                                       ==========              ==========             ===========

Identifiable Assets:
-------------------
   Mining group                                        $ 240,415               $ 219,110              $  151,281
   Manufacturing group                                     6,481                   5,499                   4,460
                                                       ----------              ----------             -----------
      Totals, business segments                          246,896                 224,609                 155,741
   Corporate and other                                   165,947                 101,099                 169,515
                                                       ----------              ----------             -----------
   Consolidated assets                                 $ 412,843               $ 325,708              $  325,256
                                                       ==========              ==========             ===========

       The following table sets forth certain financial information relating to international and domestic operations.


                                                                            Year Ended December 31,
                                                            -----------------------------------------------------
                                                                1994               1993                 1992
                                                            -----------------------------------------------------
                                                                          (Thousands of Dollars)
Revenues:
--------
   United States                                            $  74,735            $  62,630            $   56,428
   New Zealand                                                 27,450               21,089
   Chile                                                        1,695
                                                            ----------           ----------           ------------
      Consolidated revenues                                 $ 103,880            $  83,719            $   56,428
                                                            ==========           ==========           ===========

Income (Loss) Before Income Taxes:
---------------------------------
   United States                                            $  (3,746)           $ (18,399)           $   (4,411)
   New Zealand                                                   (803)               1,678
   Chile                                                          870                                        (95)
                                                            ----------           ----------           -----------
      Consolidated net loss before taxes
      and cumulative effect                                 $  (3,679)           $ (16,721)           $   (4,506)
                                                            ==========           ==========           ===========


Depreciation, Depletion and Amortization:
----------------------------------------
   United States                                            $   9,788            $   7,482            $    5,742
   New Zealand                                                  6,632                6,230
   Chile                                                          198                  141                    58
                                                            ----------           ----------           -----------
      Total                                                 $  16,618            $  13,853            $    5,800
                                                            ==========           ==========           ===========

Property, Plant and Equipment Additions
---------------------------------------
(Including Noncash Expenditures):
--------------------------------
   United States                                            $   5,253            $   3,818            $    3,349
   New Zealand                                                    303               29,310
   Chile                                                        3,692                  160                   253
                                                            ----------           ----------           -----------
      Total                                                 $   9,248            $  33,288            $    3,602
                                                            ==========           ==========           ===========

Identifiable Assets:
-------------------
   United States                                            $ 319,072            $ 243,387            $  305,424
   New Zealand                                                 46,613               54,452
   Chile                                                       47,158               27,869                19,832
                                                            ----------           ----------           -----------
      Consolidated assets                                   $ 412,843            $ 325,708            $  325,256
                                                            ==========           ==========           ============

NOTE N--SUMMARY OF QUARTERLY FINANCIAL DATA

       The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993:

                                                     First           Second                Third              Fourth
                                                   Quarter          Quarter               Quarter             Quarter
                                                  ---------        ---------            -----------         ----------
                                                                      (000's-Except Per Share Data)
 1994
-----
 Net Sales                                        $ 22,895         $ 22,291             $  23,526           $ 22,310
 Gross Margin                                        2,856            2,992                 4,151              1,455
 Net income (loss)                                $ (2,597)        $ (1,335)            $   1,643           $ (1,653)
 Net income (loss) per share                      $   (.17)        $   (.09)            $     .11           $   (.11)

 1993
 ----
 Net Sales                                        $ 11,981         $ 18,663             $ 22,602            $ 24,935
 Gross Margin                                          731            1,864                2,704               3,991
 Net income (loss) before
   cumulative effect                                (1,981)          (1,007)             (10,388)                 86
 Net income (loss)                                $  3,201         $ (1,007)            $(10,388)(b)        $     86
 Net income (loss) per shares
   before cumulative effect                       $   (.08)        $   (.07)            $   (.68)           $    .01
 Net income (loss) per share                      $    .22         $   (.07)            $   (.68)(b)        $    .01
 Fully diluted income per share                   $    .19(a)

  (a) Fully diluted income per share reflects the impact of all convertible securities including those not considered to be Common Stock equivalents.

  (b) Includes one time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564.

                                 EXHIBIT INDEX
                                 -------------

    3(a)    -       Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)

    3(b)    -       Bylaws of the Registrant and amendments thereto.  (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1988.)

    3(c)    -       Certificate of Designations, Powers and Preferences of the Series
                    A Junior Preferred Stock of the Registrant, as filed with Idaho
                    Secretary of State on May 25, 1989 (Incorporated by reference to
                    Exhibit 4(a) of the Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1989.)

    4       -       Specimen certificate of the Registrant's stock.  (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration
                    Statement on Form S-2 (File No. 2-84174).)

    10(a)   -       Agreement, dated August 31, 1964, between the Registrant, Rainbow
                    Mining and Milling Company Ltd. and American Smelting and
                    Refining Company, and amendments thereto.  (Incorporated herein by reference to Exhibit H to the Registrant's Registration
                    Statement on Form 10 dated April 25, 1977.)

    10(b)   -       Agreement, dated August 1, 1979, between the Registrant, Callahan
                    Mining Corporation, Day Mines Incorporated and ASARCO
                    Incorporated.  (Incorporated herein by reference to Exhibit (a)
                    to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1979.)

    10(c)   -       Agreement, dated January 1, 1982, between the Registrant,
                    Callahan Mining Corporation and ASARCO Incorporated.
                    (Incorporated herein by reference to Exhibit 10(c) of the
                    Registrant's Registration Statement on Form S-2 [File No. 2-
                    84174].)

    10(d)   -       Executive Compensation Program.  (Incorporated herein by
                    reference to Exhibit 10(e) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1989.) *

    10(e)   -       Employment Agreement, dated March 30, 1989 between the Registrant and Dennis E. Wheeler.  (Incorporated herein by reference to
                    Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 1989.) *

    10(f)   -       Severance Agreements, dated March 30, 1989, between the
                    Registrant and James Sabala, Robert Richins, and Tom Angelos.
                    (Incorporated herein by reference to Exhibit 10(h) to
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1989.) *

    10(g)   -       Profit Sharing Retirement Plan of the Registrant. (Incorporated
                    herein by reference to Exhibit (q) to Registrant's Registration
                    Statement on Form S-2 (File No. 2-98631).) *

    10(h)   -       Lease agreement, dated as of October 10, 1986, between
                    Manufacturers Hanover Commercial Corporation and Coeur-Rochester,
                    Inc.  (Incorporated herein by reference to Exhibit 10(a) to
                    Registrant's Current Report on Form 8-K, dated October 10, 1986.)

--------------------------------
* Management contract or compensatory plan

    10(i)   -       Indenture, dated as of June 10, 1987, between the Registrant and
                    Citibank, N.A., as Trustee, relating to the Registrant's 6%
                    Convertible Subordinated Debentures Due 2002.  (Incorporated
                    herein by reference to Exhibit 4 to the Registrant's Current
                    Report on Form 8-K dated June 10, 1987.)

    10(j)   -       Venture Agreement, dated as of August 5, 1987, between Coeur
                    Alaska, Inc. and Echo Bay Exploration Inc.  (Incorporated herein by reference to Exhibit 10(a) of the Registrant's Current Report
                    on Form 8-K dated August 5, 1987.)

    10(k)   -       Venture Agreement, dated as of August 5, 1987, among the
                    Registrant, Echo Bay Exploration Inc. and Echo Bay Minerals
                    Company.  (Incorporated herein by reference to Exhibit 10(b) of the Registrant's Current Report on Form 8-K dated August 5,
                    1987.)

    10(l)   -       Amended Venture Agreement, dated November 1, 1990 between Coeur
                    Alaska, Inc. and Echo Bay Exploration, Inc.  (Incorporated herein by reference to Exhibit 10(l) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

    10(m)   -       Agreement, dated January 1, 1994, between Coeur-Rochester, Inc.
                    and Johnson Matthey Inc. (Incorporated herein by reference to
                    Exhibit 10(m) of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993.)

    10(n)   -       Refining Agreement, dated January 24, 1994, between the
                    Registrant and Handy & Harman.  (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1993.)

    10(o)   -       Master Equipment Lease No. 099-03566-01, dated as of December 28,
                    1988, between Idaho First National Bank and the Registrant.
                    (Incorporated herein by reference to Exhibit 10(w) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)

    10(p)   -       Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant.
                    (Incorporated herein by reference to Exhibit 10(x) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1988.)


--------------------------------
* Management contract or compensatory plan

    10(q)   -       Rights Agreement, dated as of May 24, 1989, between the
                    Registrant and First Interstate Bank of Oregon, N.A., as Rights
                    Agent.  (Incorporated herein by reference to Exhibit 2 to the
                    Registrant's Form 8-A relating to the registration of the Rights on the American and Spokane Stock Exchanges.)

    10(r)   -       Participation Agreement, dated as of November 1, 1988, between the Registrant and ASARCO, Incorporated.  (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1989.)

    10(s)   -       Form of letter, dated May 10, 1991, extending the term of
                    Severance Agreement, dated March 30, 1989 between the Registrant and Dennis Wheeler,James Sabala, Robert Richins and Tom Angelos.
                    (Incorporated herein by reference to Exhibit 10(u) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.) *

    10(t)   -       Lease dated January 15, 1947 between Vulcan Silver-Lead
                    Corporation and American Smelting and Refining Company.
                    (Incorporated herein by reference to Exhibit 10(v) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(u)   -       Supplemental Agreement dated June 4, 1959 between Callahan Mining
                    Corporation, American Smelting and Refining Company and Day
                    Mines, Inc., amending lease dated January 15, 1947.
                    (Incorporated herein by reference to Exhibit 10(w) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(v)   -       Operating Agreement dated as of March 18, 1970 between Callahan
                    Mining Corporation, American Smelting and Refining Company and
                    Day Mines, Inc. with respect to the Caladay Project.
                    (Incorporated herein by reference to Exhibit 10(x) to the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)

    10(w)   -       Lease dated September 20, 1982 between Callahan Mining
                    Corporation and Hecla Mining Company for the Hornsilver-Peerless
                    properties (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991.)


--------------------------------
* Management contract or compensatory plan

    10(x)   -       Agreement and Plan of Merger, dated as of September 16, 1991, by and among the Registrant, CMC Acquisition Corporation and
                    Callahan Mining Corporation.  (Incorporated herein by reference to Exhibit A to the Prospectus, dated November 22, 1991,
                    contained in the Registrant's Registration Statement on Form S-4
                    (File No. 33-44096).

    10(y)   -       Agreement, dated June 11, 1992, between Callahan Mining
                    Corporation and Hecla Mining Company  (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1992.)

    10(z)   -       Indenture, dated as of December 1, 1992, between the Registrant and Bankers Trust Company, as Trustee, relating to the Company's
                    7% Convertible Subordinated Debentures Due 2002.  (Incorporated
                    herein by reference to Exhibit 10(aa) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1992.)

    10(aa)  -       Severance Agreement, dated October 1, 1992, between Registrant and Michael L. Clark.  (Incorporated herein by reference to
                    Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1992.) *

    10(bb)  -       Form of letter, dated June 28, 1993, extending the term of
                    Severance Agreement dated March 30, 1989 between the Registrant and James Sabala, Robert Richins, Tom Angelos, William Boyd, Al
                    Wilder and Michael L. Clark.  (Incorporated herein by reference to Exhibit 10(cc) of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1993.)*

    10(cc)  -       Employment Agreement, dated June 28, 1993, extending the
                    agreement dated March 30, 1989 between the Registrant and Dennis
                    E. Wheeler. (Incorporated herein by reference to Exhibit 10(cc)
                    of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.) *

    10(dd)  -       Stock Purchase Agreement, dated as of April 30, 1993, among Coeur
                    New Zealand, Inc., the Registrant, Cyprus gold New Zealand
                    Limited, Cyprus Exploration and Development Corporation and
                    Cyprus Minerals Company.  (Incorporated herein by reference to
                    Exhibit 2 of the Registrant's Current Report on Form 8K dated
                    April 30, 1993.)


--------------------------------
* Management contract or compensatory plan

    10(ee)  -       Amended and Restated Profit Sharing Retirement Plan of the
                    Registrant.  (Incorporated herein by reference to Exhibit 10(ff)
                    of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.) *

    10(ff)  -       Indenture, dated as of January 26, 1994, between the Registrant and Bankers Trust Company relating to the Registrant's 6 3/8%
                    Convertible Subordinated Debentures Due 2004.  (Incorporated
                    herein by reference to Exhibit 10(gg) of the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1993.)

    10(gg)  -       Purchase Agreement, dated January 18, 1994, between the
                    Registrant and Kidder, Peabody & Co. Incorporated relating to the
                    6 3/8% Convertible Subordinated Debentures Due 2004.
                    (Incorporated herein by reference to Exhibit 10(hh) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.)

    10(hh)  -       Registration Rights Agreement, dated January 26, 1994, between the Registrant and Kidder, Peabody & Co., Incorporated relating to the 6 3/8% Convertible Subordinated Debentures Due 2004.
                    (Incorporated herein by reference to Exhibit 10(ii) of the
                    Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.)

    10(ii)  -       1993 Annual Incentive Plan and Long-Term Performance Share Plan
                    of the Registrant.  (Incorporated herein by reference to Exhibit
                    10(jj) of the Registrant's Annual Report on Form 10-K for the
                    year ended December 31, 1993.) *

    10(jj)  -       Supplemental Retirement and Deferred Compensation Plan, dated
                    January 1, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(kk) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.) *

    10(kk)  -       Lease Agreement, dated January 12, 1994, between First Security
                    Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.)

    10(ll)  -       Agreement, dated January 1, 1994, between Coeur Gold New Zealand
                    Limited and Johnson Matthey (Aust.) Ltd.  (Incorporated herein by reference to Exhibit 10(mm) of the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1993.)

--------------------------------
* Management contract or compensatory plan

    10(mm)  -       Nonemployee Directors' Retirement Plan effective as of March 19,
                    1993, of the Registrant.  (Incorporated herein by reference to
                    Exhibit 10(oo) of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993.) *

    10(nn)  -       Extension of Employment and Severance Agreement
                    between the Registrant and Dennis E. Wheeler which
                    extension is dated June 28, 1994. (Filed herewith.)*

    10(oo)  -       Form of letter, dated June 28, 1994, extending the
                    terms of the Severance Agreements dated march 30,
                    1989 between the Registrant and James Sabala, Tom
                    Angelos, Michael Clark, Al Wilder and William Boyd.
                    (Filed herewith.)*

    10(pp)  -       401k Plan of the Registrant.  (Filed herewith.)*

    10(qq)  -       Option Agreement of October 24, 1994 between
                    Compania Minera El Bronce and CDE Chilean Mining
                    Corporation.  (Filed herewith.)


    21      -       List of subsidiaries of the Registrant.
                    (Filed herewith.)

    23      -       Consent of Ernst & Young.  (Filed herewith.)

    27      -       Financial Data Schedule



--------------------------------
* Management contract or compensatory plan