Form 10-Q
period 1995-03-31
COEUR D ALENE MINES CORP
filed 1995-05-15
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 15,598,590 shares were issued and outstanding as of May 5, 1995.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX




                                                                        Page No.


PART I.         Financial Information:


Item 1.         Financial Statements
             Consolidated Balance Sheets --                                  3-4
             March 31, 1995 and December 31, 1994


             Consolidated Statements of Operations --                          5
             Three Months Ended March 31, 1995 and 1994


             Consolidated Statements of Cash Flows --                        6-7
             Three Months Ended March 31, 1995 and 1994


             Notes to Consolidated Financial Statements                     8-10



Item 2.         Management's Discussion and Analysis of                    10-14
             Financial Condition and Results of Operations



PART II.        Other Information.                                            14


Item 6.         Exhibits and Reports on Form 8-K                              14



SIGNATURES

                                                                      UNAUDITED




                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                    March 31,            December 31,
                                            1995                   1994

CURRENT ASSETS
   Cash and cash equivalents            $ 20,714,862           $ 15,147,908
   Short term investments                113,640,743            128,112,407
   Receivables                            11,368,068              9,468,112
   Refundable income taxes                 2,606,218              3,413,344
   Inventories                            35,903,623             35,946,125
                                         -----------            -----------
          Total Current Assets           184,233,514            192,087,896

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment          96,470,341             88,468,531
   Less accumulated depreciation          40,548,341             39,947,983
                                          ----------             ----------
                                          55,922,000             48,520,548

MINING PROPERTIES
   Operational mining properties          98,472,697            102,571,977
   Less accumulated depletion             33,529,718             38,162,432
                                          ----------             ----------
                                          64,942,979             64,409,545
   Developmental properties               99,758,070             95,896,774
                                         -----------            -----------
                                         164,701,049            160,306,319

OTHER ASSETS
   Funds held in escrow                    2,270,695              2,270,695
   Debt issuance costs, net of
      accumulated amortization             8,023,455              8,240,209
   Other                                   1,578,223              1,417,016
                                          ----------             ----------
                                          11,872,373             11,927,920
                                         -----------            -----------
                                        $416,728,936           $412,842,683
                                         ===========            ===========

                                                                      UNAUDITED
                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY       MARCH 31,            DECEMBER 31,
                                             1995                  1994

CURRENT LIABILITIES
   Accounts payable                     $  1,909,407           $  2,458,605
   Accrued liabilities                     5,928,352              4,158,792
   Cash dividends payable                  2,339,376
   Short-term project financing            5,000,000
   Accrued interest payable                5,031,739              4,634,961
Accrued salaries and wages                 3,278,939              4,164,061
   Other current liabilities                 173,876              1,084,366
   Current portion of obligations under
     capital leases                        2,077,990              2,041,057
                                          ----------             ----------
            Total Current Liabilities     25,739,679             18,541,842

OTHER LIABILITIES
   6% Subordinated Convertible
      Debentures                          50,000,000             50,000,000
   7% Subordinated Convertible
      Debentures                          74,990,000             75,000,000
   6 3/8% Subordinated Convertible
      Debentures                         100,000,000            100,000,000
   Obligations under capital leases        1,153,694              2,192,856
   Other long-term liabilities             5,286,854              5,234,899
   Deferred income taxes                     588,352              1,580,804
                                         -----------            -----------
           Total Long-Term Liabilities   232,018,900            234,008,559

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY
   Preferred Stock, par value $1.00 per
     share authorized 10,000,000 shares,
     none outstanding
   Common Stock, par value $1.00 per
     share-authorized  60,000,000 shares,
     issued 16,655,051 and 16,633,163
     shares (including 1,059,211 and
     1,058,453 shares held in treasury
     stock)                                16,655,051             16,633,163
   Capital surplus                        180,896,087            182,881,071
   Accumulated deficit                    (20,218,799)           (17,043,506)
   Unrealized losses on
     short-term investments                (5,037,389)            (8,820,137)
   Repurchased and Nonvested Shares       (13,324,593)           (13,358,309)
                                          -----------            -----------
                                          158,970,357            160,292,282
                                          -----------            -----------
                                         $416,728,936           $412,842,683
                                          ===========            ===========
See notes to consolidated financial statements.

                                                                      UNAUDITED
                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1995 and 1994


                                              1995                   1994
INCOME From mine operations:
      Sale of concentrates and dore'     $ 17,891,169           $ 20,209,582
      Less cost of mine operations         16,040,529             17,339,549
                                           ----------             ----------
         Gross Profits                     1,850,640              2,870,033

   From manufacturing operations:
      Sale of industrial products           3,072,691              2,685,916
      Less cost of manufacturing            2,801,551              2,509,563
                                            ---------              ---------
         Gross Profits                        271,140                176,353

OTHER INCOME
   Interest and other                       2,557,293              1,395,611
                                            ---------              ---------
          Total Income                      4,679,073              4,441,997

EXPENSES
   Administration                             964,371              1,590,709
Accounting and legal                          367,969                420,940
   General corporate                        1,585,847              1,367,106
Interest                                    2,981,865              2,504,582
   Mining exploration                       1,136,103                736,324
   Idle facilities                            541,011                412,344
                                            ---------              ---------
          Total Expenses                    7,577,166              7,032,005
                                            ---------              ---------
LOSS BEFORE INCOME TAXES                   (2,898,093)            (2,590,008)

      Provision for income taxes              277,200                  7,291
                                            ---------              ---------
NET INCOME (LOSS)                        $ (3,175,293)          $ (2,597,299)
                                            =========              =========
EARNINGS PER SHARE DATA

Earnings per share data:

   Weighted average number
      of shares of Common Stock
      and equivalents used in
      calculation                           15,578,036             15,338,770
                                            ==========             ==========
Net Loss Per Share                         $      (.20)           $      (.17)
                                            ==========             ==========
Cash dividends per share                   $       .15            $       .15
                                            ==========             ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED


                        COEUR D'ALENE MINES CORPORATION
                             (An Idaho Corporation)
                              Coeur d'Alene, Idaho

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1995 and 1994



                                               1995                   1994

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                $(3,175,293)           $(2,597,299)

   Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
      Depreciation, depletion and
        amortization                         4,028,752              4,405,152
      Deferred income taxes                   (992,452)              (129,104)
      Loss on disposition of assets            289,713                125,445
      Foreign currency transaction gain       (392,050)
      Loss on sale of short-term investments   341,293

   Change in operating assets and liabilities:
      Accounts receivable                   (1,092,830)              (269,624)
      Inventories                               42,503                706,783
      Accounts payable and
        accrued liabilities                 (2,387,626)             1,642,620
                                             ---------              ---------
        NET CASH PROVIDED BY (USED
          IN) OPERATING ACTIVITIES         $(3,337,990)           $ 3,883,973
                                             =========              =========

                                                                      UNAUDITED



                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three months ended March 31, 1995 and 1994


                                                1995                   1994

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant,
      and equipment                           (645,691)          $   (970,987)
   Purchase of short-term investments       (2,399,338)           (82,051,395)
   Proceeds from sales of debt and
      equity securities                     19,955,321                165,613
   Expenditures on developmental
      properties                           (10,427,732)            (2,621,315)
   Expenditures on operational mining
      properties                            (1,627,374)            (1,150,914)
   Proceeds from (expenditures on)
      other assets                              51,987               (118,678)

        NET CASH PROVIDED BY (USED IN)       ---------             ----------
        INVESTING ACTIVITIES                 4,907,173            (86,747,676)


CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from bank loans                  5,000,000
   Proceeds from offering of 6 3/8%
      Convertible Subordinated Debentures
      Due 2004 (net of offering costs)                             95,724,774
   Retirement of obligations under
      capital leases                        (1,002,229)              (462,244)
                                             ---------             ----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES               3,997,771             95,262,530
                                             ---------             ----------
        INCREASE IN CASH
        AND CASH EQUIVALENTS                 5,566,954             12,398,827

Cash and cash equivalents at beginning
   of year                                  15,147,908             14,678,097
                                            ----------             ----------
   CASH AND CASH EQUIVALENTS AT
      MARCH 31, 1995 AND 1994             $ 20,714,862           $ 27,076,924
                                            ==========             ==========



See notes to consolidated financial statements.

UNAUDITED

                        Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements



NOTE A:  Inventories are composed of the following:


                                                  MARCH 31,        DECEMBER 31,
                                                    1995               1994


   Mining:
      Ore in process and on leach pads          $28,955,080        $28,895,419
      Dore' inventory                             1,617,150          1,748,207
      Supplies                                    3,625,188          3,571,501
                                                 ----------         ----------
                                                 34,197,418         34,215,127


   Manufacturing:
      Raw materials                               1,010,488          1,092,727
      Finished goods                                695,717            638,271
                                                 ----------         ----------
                                                $35,903,623        $35,946,125
                                                 ==========         ==========

       Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery are accounted for prospectively. All other inventories are stated at the lower cost or market cost being determined using first in, first out and weighted average cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE B:

       The Company's tax expense for the first quarter of 1995 results primarily from amounts paid as a result of Internal Revenue Service adjustments which were settled in the first quarter. The tax expense for the first quarter of 1994 results primarily from accrued state taxes.

NOTE C:

     On May 2, 1995, the Company sold all the assets of its flexible hose and tubing division, "The Flexaust Company", and shares of a related subsidiary for approximately $10.0 million payable in cash, of which approximately $4 million was paid at the closing and the balance is payable over the next five years. The results of operations of the Flexaust manufacturing segment will be presented as "Discontinued Operations" in the second quarter of 1995. The Company will record a pre-tax gain of approximately $4 million ($2.4 million net of income taxes) during the second quarter of 1995.

NOTE D:

       On January 1, 1995, the Company entered into an agreement with Asarco Incorporated, forming a new company called Silver Valley Resources, Inc. Both Coeur and Asarco contributed their respective interests in the Galena and Coeur Mines, as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley Resources, Inc. Coeur's investment is included on the balance sheet as operational mining properties. The transaction resulted in no gain or loss to the Company.


NOTE E:

       On April 19, 1995, the Company signed a project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, provides for various covenants by the Company and dependent upon attainment of certain completion tests, restricts the recourse of the bank in the event of default to the assets of the Company's Chilean subsidiary. The Company is required to guarantee repayment of the borrowing until the project reaches a defined completion, after which the project alone is liable for repayment. The interest rate prior to completion is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after project completion.


NOTE F:

       Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE G:

       Other than as stated in the notes above, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the periods shown.


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

      The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; and the El Bronce Mine, a Chilean gold mine of which the Company assumed 51% operating control in October 1994. In addition, in September 1994, the Company entered into an agreement under which it has the right to acquire up to a 51% operating interest in another developmental stage Chilean gold mine, the Faride Mine. The Company also owns a 50% joint venture interest in the Kensington project, which is being developed as an underground gold mine north of Juneau, Alaska. The Company recently announced its proposed acquisition of the remaining 50% interest in that project.

     Effective January 1, 1995, the Company, Callahan and Asarco contributed to Silver Valley Resources, Inc. ("Silver Valley") their interests in and relating to the Galena and Coeur Mines in Idaho, at which mining activities were suspended in July 1992 and April 1991, respectively, due to then prevailing silver prices, and the adjoining Caladay property, a silver exploration property. It is contemplated that Silver Valley, of which Asarco owns 50% and the Company and Callahan own 50%, will invest approximately $25 million in development and exploration at the properties under a two-year plan of lengthening the existing workings, improving infrastructure and diamond drilling to increase reserves and mine life. The reopening of the Galena and Coeur Mines is dependent upon the favorable action of the Board of Directors of Silver Valley, which will base its decision upon several factors, including silver prices.

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

     In July 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the new mine is expected to be completed in the fourth quarter of 1995 at a total estimated cost of approximately $41.8 million. The mine presently is expected to produce approximately 41,000 ounces of gold and 2.6 million ounces of silver in its first full year.

      On May 5, 1995, the Company announced that subject to the execution and consummation of a definitive agreement, Echo Bay Mines, Ltd. ("Echo Bay") accepted the Company's offer to purchase from Echo Bay the 50% joint venture interest in the Kensington project not already owned by the Company. The Company has agreed to acquire that interest for $32.5 million, plus a scaled royalty on one million ounces of future production. Such royalty payments to Echo Bay would begin only after the Company recoups its acquisition cost of Echo Bay's 50% interest and the Company's remaining cost to place the property into production. The royalty ranges from 1% at $400 gold prices to a maximum to 2 1/2% at gold prices above $475, with the royalty to be capped at one million ounces of production. Consummation of the proposed agreement will give the Company full ownership and operating control of the Kensington gold property.

      A production decision by the Company at the Kensington Property is subject to a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on May 5, 1995 was $389.30 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance. On November 8, 1994, the EPA issued a draft of its Technical Assistance Report which calls for the Kensington venture to redesign portions of its project and furnish additional data, in order to satisfy certain environmental requirements. If, in its final report, the EPA adheres to the recommendations in the draft, the Company believes it is feasible to make design changes and furnish necessary data. It is anticipated that a final EPA Technical Assistance Report will be furnished by the EPA to the Army Corps of Engineers in the second quarter of 1995, which should lead to the issuance by the Corps of its Section 404 permit in due course. However, the Company is not able to control the timing of such regulatory issues.

     The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

RESULTS OF OPERATIONS

Sales and Gross Profits

       Sales of concentrates and dore' decreased by $2,318,413, or 11%, for the first quarter of 1995 compared with the same quarter of 1994 and was attributable to a decrease in metals prices. Silver and gold prices averaged $4.70 and $379.10 per ounce, respectively, in the first quarter of 1995 compared with $5.28 and $384.30 per ounce, respectively, in the first quarter of 1994. In the first quarter of 1995, the Company produced 1,528,817 ounces of silver and 36,571 ounces of gold compared to 1,510,396 ounces of silver and 31,577 ounces of gold in the first quarter of 1994. The increase in gold production is primarily due to increased production at the Company's Rochester Mine in the first quarter of 1995.

       The cost of mine operations for the first quarter of 1995 decreased by $1,299,020, or 7%, below the prior year's comparable quarter and is primarily attributable to lower production costs at the Golden Cross Mine. In 1994, higher than normal production costs were incurred at the Golden Cross Mine, which experienced a wetter than expected January and an anticipated, temporary reduction in ore grade from the open pit mine. As a result of the above, gross profits from mine operations decreased by $1,019,393, or 36% in the first quarter of 1995 from the prior years first quarter. The sales of manufactured products, which consist of lightweight flexible hose and duct and metal tubing, increased by $386,775, or 14%, in the first quarter of 1995 above the first quarter of 1994. Cost of manufacturing increased by $291,988, or 12%, compared with the first quarter of 1994. As a result, gross profits from manufacturing increased by $94,787, or 54%, in the first quarter of 1995 from the prior year's first quarter.


Other Income

       Other income increased by $1,161,682, or 83%, for the first quarter of 1995 compared to the first quarter of 1994. The difference is primarily the result of an increase in interest income resulting from the higher level of the Company's cash and securities portfolio and management fee income related to the El Bronce mine.



Expenses

       For the first quarter of 1995, total expenses increased by $545,161, or 8%, above the prior year's comparable quarter. The increase is primarily due to
(i) an increase in interest expense of $477,283 primarily resulting from the issuance of $100 million principal amount of 6 3/8% Convertible Subordinated Debentures in the first quarter of 1994, and (ii) an increase in mining exploration expense.

Loss Before Taxes

       As a result of the above, the Company's loss before income taxes amounted to $2,898,093 for the first quarter of 1995 compared to a loss before income taxes of $2,590,008 for the first quarter of 1994. The Company reported income tax expense for the first quarter of 1995 of $277,200 compared to $7,291 for the same period of 1994. As a result, the Company reports a net loss of $3,175,293, or $.20 per share, for the first quarter of 1995 compared with a net loss of $2,597,299, or $.17 per share, for the 1994's comparable quarter.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital at March 31, 1995 was approximately $158.5 million compared to $173.5 million at December 31, 1994. The ratio of current assets to current liabilities was 7.2 to 1 at March 31, 1995, compared with 10.4 to 1 at December 31, 1994.

       Net cash provided by (used in) operating activities for the first quarter of 1995 was $(3,337,990) compared with $3,883,973 for the first quarter of 1994. A total of $4,907,173 of cash was provided by investing activities in the first quarter of 1995, compared to $86,747,676 used in the first quarter of 1994. Of the $86,747,676 used in investing activities in the first quarter of 1994, $82.1 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities provided $3,997,771 of cash during the first quarter of 1995 compared with $95,262,530 for the first quarter of 1994. As a result of the above, the Company's net cash increase for the first quarter of 1995 was $5,556,954 compared with $12,398,827 for the first quarter of 1994.

     The Company estimates that the cost to complete construction of the Fachinal mining facilities will be approximately $41.8 million. On April 19, 1995, the Company signed a project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, provides for various covenants by the Company and dependent upon attainment of certain completion tests, restricts the recourse of the bank in the event of default to the assets of the Company's Chilean subsidiary. The Company is required to guarantee repayment of the borrowing until the project reaches a defined completion, after which the project alone is liable for repayment. The interest rate prior to completion is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after project completion.

       For the quarters ended March 31, 1995 and 1994, the Company expended $581,052 and $465,174, respectively, in connection with environmental compliance activities at its operating properties. At March 31, 1995, the Company had expended a total of approximately $4.8 million on environmental and permitting activities at the

Kensington property, which expenditures have been capitalized as part of its development cost.

       On May 2, 1995, the Company agreed to sell all the assets of its flexible hose and tubing division, "The Flexaust Company", and shares of a related subsidiary for approximately $10.0 million payable in cash, of which approximately $4 million was paid at the closing and the balance is payable over the next five years. The results of operations of Flexaust will be presented as "Discontinued Operations" in the second quarter of 1995. The Company will record a gain of approximately $4 million during the second quarter of 1995.


PART II.  Other Information.

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







                                       COEUR D'ALENE MINES CORPORATION
                                                 (Registrant)




Dated May 5, 1995                          /s Dennis E. Wheeler
                                           DENNIS E. WHEELER
                                           Chairman, President and
                                           Chief Executive Officer




Dated May 5, 1995                           /s James A. Sabala
                                            JAMES A. SABALA
                                            Senior Vice President
                                            (Principal Financial and
                                            Accounting Officer)