Form 10-Q
period 1995-06-30
COEUR D ALENE MINES CORP
filed 1995-08-09
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                ------------------

                                    FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________
                         Commission File Number:  1-8641

                         COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified on its charter)

             IDAHO                                     82-0109423
-------------------------------                ---------------------------
(State or other jurisdiction of                (I.R.S. Employer Ident.No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                      83816-0316
---------------------------------                      ----------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code:    (208) 667-3511
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 16,657,995 shares were issued and outstanding as of July 28, 1995.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX
                                      -----


                                                            Page No.
                                                            --------


PART I.        Financial Information:


Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets --                               3-4
    June 30, 1995 and December 31, 1994

  Consolidated  Statements  of  Operations  --                 5-6
    Three Months Ended June 30, 1995 and 1994
    Six Months Ended June 30, 1995 and 1994

  Consolidated Statements of Cash Flows --                     7-8
    Six Months Ended June 30, 1995 and 1994

  Notes to Consolidated Financial Statements                  9-10

Item 2. Management's Discussion and Analysis of              11-16
        Financial Condition and Results of Operations

PART II.            Other Information.

Item 4. Submission of Matters to a Vote of Security-Holders     17

Item 6. Exhibits and Reports on Form 8-K                        17


SIGNATURES

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                         CONSOLIDATED BALANCE SHEETS


ASSETS                                     June 30,       December 31,
                                             1995            1994
                                        ------------     -------------

CURRENT ASSETS
  Cash and cash equivalents             $ 47,134,926     $ 14,707,278
  Short-term investments                  75,595,470      128,112,407
  Receivables                             12,218,238        7,677,269
  Refundable income taxes                  2,700,569        3,435,649
  Inventories                             33,389,973       34,215,127
                                        ------------     ------------
      Total Current Assets               171,039,176      188,147,730

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment          105,586,930       83,872,789
  Less accumulated depreciation           39,678,981       37,394,296
                                        -------------    -------------
                                          65,907,949       46,478,493

MINING PROPERTIES
  Operational mining properties          109,268,067      102,571,977
  Less accumulated depletion              35,249,459       38,162,432
                                        -------------    -------------
                                          74,018,608       64,409,545
  Developmental properties               104,796,475       95,896,774
                                        -------------    -------------
                                         178,815,083      160,306,319

Net assets of discontinued operations        159,501        6,000,741

OTHER ASSETS
  Funds held in escrow                     2,270,695        2,270,695
  Notes receivable                                          6,000,000

  Debt issuance costs, net of
    accumulated amortization               7,775,776        8,240,209
  Other                                      994,998          917,206
                                        -------------    -------------
                                          17,041,469       11,428,110
                                        -------------    -------------
                                        $432,963,178     $412,361,393
                                        =============    =============

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                         CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY       June 30,       December 31,
                                             1995            1994
                                        ------------     -------------

CURRENT LIABILITIES
  Accounts payable                      $  4,584,088     $  2,289,808
  Accrued liabilities                      4,905,483        4,426,925
  Accrued interest payable                 3,165,251        4,634,961
  Accrued salaries and wages               3,595,420        3,867,801
  Accrued litigation settlement                               800,000
  Short term project financing             5,000,000
  Current portion of obligations
    under capital leases                   2,115,592        2,041,057
                                        ------------     -------------
      Total Current Liabilities           23,365,834       18,060,552

OTHER LIABILITIES
  6% Convertible Subordinated
    Debentures                            50,000,000       50,000,000
  7% Convertible Subordinated
    Debentures                            74,987,000       75,000,000
  6 3/8% Convertible Subordinated
    Debentures                           100,000,000      100,000,000
  Obligations under capital leases         1,116,092        2,192,856
  Other long-term liabilities              5,691,133        5,234,899
Limited Recourse Project Financing        11,091,007
  Deferred income taxes                    1,173,643        1,580,804
                                        ------------     -------------
      Total Long-Term Liabilities        244,058,875      234,008,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value
    per share-authorized 10,000,000
    shares, none outstanding
  Common Stock, $1.00 par value
    per share--authorized 60,000,000
    shares, issued and outstanding
    16,657,995  and  16,633,163 shares
    (including 1,058,453 held as
    treasury stock)                       16,657,995       16,633,163
  Capital surplus                        180,937,624      182,881,071
  Accumulated deficit                    (16,811,270)     (17,043,506)
  Repurchased and nonvested shares       (13,304,677)     (13,358,309)
  Unrealized losses on short-
    term investment securities            (1,941,203)      (8,820,137)
                                        ------------     -------------
                                         165,538,469       160,292,282
                                        ------------     -------------
                                        $432,963,178      $412,361,393
                                        =============    =============

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         3 MONTHS ENDED                 6 MONTHS ENDED
                                             JUNE 30                        JUNE 30
                                  -----------------------------  ---------------------------
                                      1995           1994            1995           1994
                                  -------------  -------------   -------------   ------------
INCOME
  From mine operations:
    Sales of concentrates
      and dore'                   $ 23,620,545   $ 19,463,913   $ 41,511,714   $ 39,673,495
    Less cost of mine
      operations                    17,931,591     16,485,944     33,972,120     33,825,493
                                  -------------- -------------- -------------- --------------
           Gross profits             5,688,954      2,977,969      7,539,594      5,848,002

  Interest and other income          2,060,983      2,670,250      4,447,416      4,038,529
                                  $ 23,620,545   $ 19,463,913   $ 41,511,714   $ 39,673,495
           Total income              7,749,937      5,648,219     11,987,010      9,886,531
EXPENSES
  Administration                     1,001,307        950,362      1,965,678      2,541,071
  Accounting and legal                 488,701        434,985        856,670        855,925
  General corporate                  1,737,903      1,379,807      3,201,190      2,746,913
  Mining exploration                   856,581      1,215,186      1,992,684      1,951,510
  Idle facilities                      583,289        415,400      1,124,300        827,744
   Interest                          2,634,905      2,935,536      5,616,770      5,440,118
                                  -------------- -------------- -------------- --------------
           Total expenses            7,302,686      7,331,276     14,757,292     14,363,281
                                  -------------- -------------- -------------- --------------

Net Income (loss) from
  Continuing operations
  before taxes                         447,251     (1,683,057)    (2,770,282)    (4,476,750)
  Benefit for
  income taxes                        (791,744)      (122,677)      (642,321)      (196,860)
                                  -------------- -------------- -------------- --------------

Net Income (loss) from
  Continuing operations              1,238,995     (1,560,380)    (2,127,961)    (4,279,890)
  Income from discontinued
    Operations (Net of
    taxes)                           2,168,533        225,581      2,360,196        347,792
                                  -------------  -------------   -------------   ------------
NET INCOME (LOSS)                  $ 3,407,528   $ (1,334,799)   $   232,235   $ (3,932,098)
                                  ============== ============== ============== ==============

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         3 MONTHS ENDED                 6 MONTHS ENDED
                                             JUNE 30                        JUNE 30
                                  -----------------------------  ---------------------------
                                      1995           1994            1995           1994
                                  -------------  -------------   -------------   ------------

EARNINGS PER SHARE DATA

Primary Earnings Per Share:
  Weighted average number
  of shares of Common
    Stock outstanding             15,613,687     15,354,627     15,597,131     15,346,742
                                  ===========    ===========    ===========    ===========
Income (Loss) per share
    from continuing
    operations                    $      .08     $     (.10)    $     (.14)    $     (.28)
Income per share from
    discontinued operations              .14            .01            .15            .02
                                  -----------    -----------    -----------    -----------
NET INCOME(LOSS) PER SHARE        $      .22     $     (.09)    $      .01     $     (.26)
                                  ===========    ===========    ===========    ===========

Fully Diluted Earnings Per Share:
  Weighted average number
  of shares of Common
    Stock outstanding             26,136,722
                                  ===========
Income (Loss) per share
    from continuing
    operations                    $      .11
Income per share from
    discontinued operations              .08
                                  ----------
NET INCOME(LOSS) PER SHARE        $      .19
                                  ===========


Cash dividends per share                                        $     0.15     $     0.15
                                                                ==========     ==========


See notes to consolidated financial statements.

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1995 and 1994


CASH FLOWS FROM OPERATING ACTIVITIES                1995            1994
                                              --------------   --------------
  Income (loss) from continuing operations    $ (2,127,961)    $ (4,279,890)
  Add (less) noncash items:
    Depreciation, depletion and
      amortization                               8,494,450        8,803,022
    Deferred income taxes                       (1,980,625)        (484,369)
    (Gain)Loss on disposition
      of fixed assets                              177,545          128,153
    Gain on foreign currency transactions         (549,237)      (1,193,959)
    Loss on sale of short-term
      investments                                1,128,405          575,245
  Change in operating assets and liabilities:
    Accounts receivable                         (3,828,194)      (1,329,242)
    Inventories                                    825,154         (148,917)
    Accounts payable and
      accrued liabilities                          280,391         (722,884)
    Interest payable                            (1,469,710)       1,229,329
                                              --------------   --------------
                                                   950,218        2,576,488

  Income (loss) from discontinued operations     2,360,196          347,792
  Add (less) noncash items:
    Depreciation, depletion and amortization        85,381          140,561
    (Gain) loss on disposition of
      discontinued operations                   (3,877,636)
    Deferred income taxes                        1,573,464          231,861
  Change in operating assets and Liabilities:
    Accounts receivable                            601,242          (11,277)
    Inventories                                    (30,661)        (450,794)
    Accounts payable and accrued liabilities      (109,218)          70,267
                                              --------------   --------------
                                                   602,768          328,410
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                      $  1,552,986     $  2,904,898

                                                                   UNAUDITED

                       COEUR D'ALENE MINES CORPORATION
                            (An Idaho Corporation)
                             Coeur d'Alene, Idaho

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1995 and 1994


                                                    1995            1994
                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment    (1,831,149)      (3,257,526)
       Purchase of short-term investments       (2,409,976)    (102,093,405)
  Proceeds from sale of short-term securities   60,012,234       17,560,691
  Proceeds from sale of assets                     550,846          253,784
  Proceeds from sale of discontinued operations  2,854,766
  Expenditures on operational
    mining properties                          (12,511,283)      (4,363,811)
  Expenditures on developmental properties     (29,294,873)      (5,434,533)
  Other                                            314,065           96,404
                                              --------------   --------------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                        17,684,630      (97,238,396)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from offering of 6 3/8%
    Convertible Subordinated Debentures                          95,647,541
Proceeds from project financing                 16,091,007
  Retirement of obligations under capital
    leases                                      (1,002,229)        (932,853)
  Payment of cash dividends                     (2,339,376)      (2,303,194)
                                              --------------   --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES   12,749,402       92,411,494
                                              --------------   --------------
    INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                          31,987,018       (1,922,004)
Cash and cash equivalents at beginning of year:
    relating to continuing operations           14,707,278       14,388,998
    relating to discontinued operations            440,630          289,099
                                              --------------   --------------
                                              $ 47,134,926     $ 12,756,093

  CASH AND CASH EQUIVALENTS AT END OF PERIOD:
    RELATING TO CONTINUING OPERATIONS           47,134,926       12,302,015
    RELATING TO DISCONTINUED OPERATIONS                             454,078
                                              --------------   --------------
                                              $ 47,134,926     $ 12,756,093



See notes to consolidated financial statements.

                                                                   UNAUDITED

                       Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:

     Other than as stated in the following notes, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the periods shown. The Second Quarter Form 10-Q Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B:  Inventories are composed of the following:

                                           JUNE 30,     DECEMBER 31,
                                             1995           1994
                                         ------------   ------------
    Mining:
      Ore in process and on leach pads   $28,121,283    $28,895,419
      Dore' inventory                      1,667,074      1,748,207
      Supplies                             3,601,616      3,571,501
                                         ------------   ------------
                                         $33,389,973    $34,215,127
                                         ============   ============

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

NOTE C:

On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million payable in cash, of which approximately $4 million was paid at the time of closing and the balance is payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $3.9 million ($2.2 million net of income taxes) during the second quarter of 1995.

NOTE D:

     On July 7, 1995,  the Company  became the  operator  of, and acquired the remaining 50% of the Kensington property near Juneau, Alaska, held by its joint venture partner, Echo Bay Mines, Ltd. for $32.5 million plus a scaled royalty on 1 million ounces of future gold production after Coeur recoups its purchase price and expenditures remaining to place the property into production. The Company plans to continue its development activities at the Kensington property.

NOTE E:

     Benefit for income taxes related to income from continuing operations is primarily related to the realization of net operating loss carryforwards, which offset taxes incurred on income from discontinued operations. The benefit for income taxes is partially offset by amounts paid as a result of Internal Revenue Service adjustments which were settled in the first quarter of 1995.

NOTE F:

     On January 1, 1995, the Company entered into an agreement with Asarco Incorporated and formed a new company called Silver Valley Resources Corporation. Both Coeur and Asarco contributed their respective interests in the Galena and Coeur Mines, as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley Resources Corporation. Coeur's 50% investment is included on the balance sheet as operational mining properties. The transaction resulted in no gain or loss to the Company.

NOTE G:

     On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the bank in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada. The Company is required to guarantee repayment of the borrowing until the project reaches defined completion, after which the project alone is liable for repayment. The interest rate prior to completion is equal to LIBOR plus 1.5% and increase to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after project completion.

NOTE H:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine, which it wholly owns and operates, the Golden Cross Mine, in which the Company has an 80% operating interest and the El Bronce Mine in which the Company has a 51% operating interest.

    On July 19, 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the new mine is expected to be completed in the fourth quarter of 1995 and is expected to produce, in its first full year, 41,000 ounces of gold and 2.6 million ounces of silver. Total project construction is expected to cost $41.8 million.

    On July 7, 1995, the Company acquired the remaining 50% of the Kensington property held by its joint venture partner, Echo Bay Mines, Ltd., for $32.5 million plus a net smelter return royalty that varies dependent upon gold prices of at least $400 per ounce.

    The Company plans to continue its developmental activities at the Kensington Property. A production decision relating to the Kensington Property is subject to the approval by the Company, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on July 28, 1995 was $383.00 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance. However, on June 15, 1995 an EPA Final Technical Assistance Report was furnished to the Army Corps of Engineers which will lead to the conditional issuance by the Corps of its section 404 permit in due course.

    The Company plans, in connection with its ongoing evaluation of potential acquisition candidates, to focus primarily upon mining properties and businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1995, Compared to Three Months Ended
  June 30, 1994

Sales and Gross Profits

    Sales of concentrates and dore' increased by $4,156,632, or 21%, for the second quarter of 1995 over the same quarter of 1994 and was primarily attributable to increased production and increases in metals prices. Silver and gold prices averaged $5.48 and $387.94 per ounce, respectively, in the second quarter of 1995 compared with $5.38 and $381.44 per ounce, respectively, in the second quarter of 1994. In the second quarter of 1995, the Company produced 1,679,814 ounces of silver and 41,822 ounces of gold compared to 1,419,181 ounces of silver and 31,523 ounces of gold in the second quarter of 1994.

    The cost of mine operations for the second quarter of 1995 increased by $1,445,647, or 8.8%, above the prior year's comparable quarter. Mine operations gross profit as a percent of sales increased from 15% in the quarter ended June 30, 1994 to 24% in the quarter ended June 30, 1995. As a result, gross profits from mine operations increased by $2,710,985, or 91%.

    The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $198.35 per ounce in the quarter ended June 30, 1995, compared to $259.36 per ounce in the prior year's comparable quarter. The decrease was primarily attributable to improved underground ore grades and lower negotiated contract mining costs. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.65 in the quarter ended June 30, 1995, compared to $3.63 per ounce in the quarter ended June 30, 1994. The cash costs of production per ounce of gold at the El Bronce Mine were $337.03 during the second quarter.

Interest and Other Income

     Interest and other income decreased by $609,267, or 23%, in the second quarter of 1995 compared to the second quarter of 1994. The difference is primarily the result of a decrease in the level of the Company's cash and securities portfolio.

Total Income

    As a result of the above, the Company's total income increased by $2,101,718, or 37%, in the second quarter of 1995 compared to the second quarter of 1994.

Expenses

    For the second quarter of 1995, total expenses decreased by $28,590, or less than 1%, below the prior year's comparable quarter. The decrease is primarily due to decreases in interest expense of $300,631 and mining exploration expenses of $358,605 offset by an increase in general corporate expenses of $358,096.

Income (Loss) From Continuing Operations Before Taxes

    As a result of the above, the Company's income from continuing operations before income taxes amounted to $447,251 for the second quarter of 1995 compared to a loss from continuing operations before income taxes of $1,683,057 for the second quarter of 1994. The Company reported an income tax benefit for the second quarter of 1995 of $791,744 compared to $122,677 for the same period of 1994. As a result, the Company reported net income from continuing operations of $1,238,995, or $.08 per primary share, for the second quarter of 1995 compared to a loss from continuing operations of $1,560,380, or $.10 per share, for 1994's comparable quarter.

Income (Loss) From Discontinued Operations

    On May 2, 1995, The Company sold the Flexaust division, a manufacturer of flexible hose and tubing, for $10 million payable in cash of which $4 million was paid at closing and the remainder is payable in five annual installments. In the second quarter of 1995, the Company realized $2,168,533 from discontinued operations (net of taxes) compared with $225,581 in the second quarter of 1994.

Net Income

    As a result of the above, the Company reported net income (loss) of $3,407,528, or $.22 per primary share ($.19 per fully diluted share), for the second quarter of 1995 compared with $(1,334,799), or $(.09) per share, for the second quarter of 1994.


  Six Months Ended June 30, 1995, Compared to Six Months Ended June 30, 1994

Sales and Gross Profits

    Sales of concentrates and dore' increased by $1,838,219, or 5%, for the six months ended June 30, 1995 over the same period of 1994 and was primarily attributable to increased production in 1995 compared to the same period in 1994. During the first six months of 1995, the Company produced 3,208,631 ounces of silver and 78,394 ounces of gold compared to 2,929,578 ounces of silver and 63,100 ounces of gold in the first six months of 1994. Silver and gold prices averaged $5.09 and $383.52 per ounce, respectively, in the first six months of 1995 compared to $5.33 and $382.87 per ounce, respectively, in the same period in 1994.

    The cost of mine operations in the first six months of 1995 increased by $146,627, or less than 1%, over the first six months of 1994. As a result, gross profit from mine operations increased by $1,691,592, or 29%, in the first six months of 1995 from 1994's comparable period. Mine operations gross profit as a percent of sales increased from 15% in the six months ended June 30, 1994 to 18% in the six months ended June 30, 1995. The increase was primarily attributable to the increases in the number of ounces of silver and gold produced and sold during the six months ended June 30, 1995, from the prior year's comparable period.

    The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $217.27 per ounce in the six months ended June 30, 1995, compared to $283.26 in the prior year's comparable six month period. The decrease was primarily attributable to improved underground mine ore grades and lower renegotiated contract mining costs. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.80 per ounce in the six months ended June 30, 1995, compared to $3.64 in the six months ended June 30, 1994. The cash costs of production per ounce of gold at the El Bronce Mine were $303.12 for the six months ended June 30, 1995.

Interest and Other Income

    Interest and other income in the first half of 1995 increased by $408,887, or 10%, compared to the first half of 1994. The increase was primarily a result of management fee income resulting from the Company's interest in the El Bronce Mine acquired on September 30, 1994, partially offset by reduced interest income primarily a result of a decrease in the levels of the Company's cash and securities portfolio.

Total Income

    As a result of the above, the Company's total income increased by $2,100,479, or 21%, in the six months ended June 30, 1995, over the prior year's comparable quarter.

Expenses

    Total expenses in the first half of 1995 increased by $394,011, or 3%, over the prior year's comparable six-month period. The increase is primarily attributable to increases of $296,556 in idle facilities expenses, $454,277 in general corporate expenses and $176,652 in interest expenses, offset in part by a decrease of $575,393 in administration expenses.

Income (Loss) From Continuing Operations Before Taxes

    As a result of the above, the Company's loss from continuing operations before income taxes amounted to $2,770,282 in the first six months of 1995 compared to $4,476,750 in the first six months of 1994. The Company reported an income tax benefit of $642,321 for the first six months of 1995, compared to $196,860 in the first six months of 1994. As a result, the Company reported a net loss from continuing operations of $2,127,961, or $.14 per share, in the first six months of 1995, compared to a net loss of $4,279,890, or $.28 per share, in the first six months of 1994.

Income From Discontinued Operations

    As stated earlier, on May 2, 1995, the Company sold the Flexaust division, a manufacturer of flexible hose and tubing. In the six months ended June 30, 1995, the Company reported income from discontinued operations (net of taxes) of $2,360,196, or $.15 per share compared with $347,792, or $.02 per share, for the six moths ended June 30, 1994.

Net Income (Loss)

    As a result of the above, the Company reported a net income of $232,235, or $.01 per share, in the first six months of 1995, compared to net loss of $3,932,098, or $.26 per share, in the prior year's comparable six-month period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at June 30, 1995 was approximately $147.7 million compared to approximately $170.1 million at December 31, 1994. The ratio of current assets to current liabilities was 7.3 to 1 at June 30, 1995, compared with 10.4 to 1 at December 31, 1994. The decrease in the Company's working capital at June 30, 1995 compared to December 31, 1994 is primarily attributable to the Company's investment in development stage properties.

    Net cash provided by operating activities for the first six months of 1995 was $1,552,986 compared with $2,904,898 for the first six months of 1994. A total of $17,684,630 of cash was provided by investing activities in the six months of 1995 compared to $97,238,396 used in investing activities in the first six months of 1994. Of the $97,238,396 used in investing activities during the first six months of 1994, $102.1 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities provided $12,749,402 of cash during the first six months of 1995 compared with $92,411,494 for the first six months of 1994. As a result of the above, the Company's net cash increase for the first six months of 1995 was $31,987,018 compared with a net cash decrease of $1,922,004 for the first six months of 1994.

    For the years ended June 30, 1995 and 1994, the Company expended $1,278,667 and $1,055,695 respectively, in connection with environmental compliance activities at its operating properties. At June 30, 1995, the Company had expended a total of approximately $4.9 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

     On  July  19,  1994,  the  Company's  Board  of  Directors  approved  the construction of the Fachinal project following the completion by the independent engineering firm of Flour Daniel Wright of a detailed feasibility study. Pursuant to that study, the cost to complete Fachinal is estimated to be $41.8 million. On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the bank in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada. The Company is required to guarantee repayment of the borrowing until the project reaches defined completion, after which the project alone is liable for repayment. The interest rate prior to completion of the project is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after project completion.

    The Company and its wholly-owned subsidiary, Callahan Mining Corporation ("Callahan"), were advised by the Fish and Wildlife Service (the "Service") of the U.S. Department of the Interior on July 18, 1995 that they were identified as potentially responsible parties for damages resulting from injury to federal natural resources with respect to the Bunker Hill Superfund Site. By letter dated July 24, 1995, the Company and Callahan requested the Service to identify the federal natural resources allegedly injured, set forth the basis for the assertion that they are potentially responsible parties and quantify the dollar amount of the alleged damages. The Company and Callahan presently cannot state whether or estimate the extent to which, if any, they will be liable for damages in connection with the matter.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

    The Company's Annual Meeting of Shareholders was held on May 9, 1995.

    Messrs. Dennis E. Wheeler, Joseph C. Bennett, Duane B. Hagadone, James J. Curran, James A. Sabala, James A. McClure, Jeffery T. Grade and Cecil D. Andrus were nominated and elected to serve as members of the Board for one year or until their successors are elected and qualified, by a vote of 12,730,655 shares for and 140,053 shares abstaining.

    Shareholders ratified the selection of Ernst & Young to serve as the Company's public accountants for the current fiscal year by a vote of 12,758,737 shares for, 47,592 shares against, with 64,379 shares abstaining.

    Shareholders ratified the amendment of the Company's Executive Compensation Program authorizing an additional 500,000 shares of Common Stock by a vote of 11,578,310 shares for, and 1,086,257 shares against, with 206,111 shares abstaining.

    Shareholders ratified the proposed Non-Employee Directors' Stock Option Plan and to authorized 200,000 shares of Common Stock for issuance pursuant thereto, by a vote of 11,644,237 shares for, 1,001,875 shares against, with 224,596 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

          The following exhibits are filed herewith:

  Exhibit No.    Document
-------------    --------

  10(a)          Credit    Agreement,    dated    June   8,    1994    between
                 Registrant/Seattle-First National Bank.

  10(b) Limited Recourse Project Financing Agreement dated April 19, 1995 between Registrant and N.M. Rothschild & Sons, Ltd.

  11             Statement regarding computation of per share earnings.

  (b)  Reports on Form 8-K

         The current Report of Registrant dated May 2, 1995 and filed May 17, 1995 reported the sale of the Flexaust Company division of Callahan Mining Company, a wholly-owned subsidiary of the Company. Amendment No. 1 to that report was filed on June 6, 1995.

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


                               COEUR D'ALENE MINES CORPORATION
                               -------------------------------
                                    (Registrant)




Dated August 8, 1995                 /s/ Dennis E. Wheeler
                                      --------------------
                                      DENNIS E. WHEELER
                                      Chairman,  President and
                                      Chief Executive Officer




Dated August 8, 1995                 /s/ James A. Sabala
                                      ------------------
                                      JAMES A. SABALA
                                      Senior Vice President
                                      (Principal Financial and
                                      Accounting Officer)