Form 10-Q/A
period 1995-06-30
COEUR D ALENE MINES CORP
filed 1995-10-16
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              -------------------

                               FORM 10-Q/A No. 1

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1995

                        COEUR D'ALENE MINES CORPORATION
 -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Idaho                       1-8641               82-0109423
 ----------------------------       ------------          --------------
 (State or other jurisdiction       (Commission           (IRS Employer
      of incorporation)             File Number)          Identification
                                                          Number)

         400 Coeur d'Alene Mines Bldg.
         505 Front Avenue
     Coeur d'Alene, Idaho                         83814
 (Address of principal executive offices)      (zip code)

 Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as set forth in the pages attached hereto:

              Facing Page                       -    Last  paragraph   setting
                                                     forth  number  of  shares
                                                     outstanding

              Part I Item 1                     -    Consolidated      Balance
                                                     Sheets - number of shares
                                                     of  treasury   stock  set
                                                     forth on page 4

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COEUR D'ALENE MINES CORPORATION

                                              By: /s/JAMES A. SABALA
                                                  -------------------------
                                                  James A. Sabala
                                                  Senior Vice President and
                                                  Chief Financial Officer
Date: October 16, 1995

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

                              YES  X   NO
                         -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 15,598,784 shares were issued and outstanding as of July 28, 1995.

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
    shares, none outstanding
  Common Stock, $1.00 par value
    per share--authorized 60,000,000
    shares, issued
    16,657,995  and  16,633,163 shares
    (including 1,059,211 held as
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