Form 10-Q
period 1995-09-30
COEUR D ALENE MINES CORP
filed 1995-11-03
CIK 215466

SECURITIES AND EXCHANGE

                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

 (Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1995

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to
                                -------------   -------------
                        Commission File Number: 1-8641
                                                -------

                        COEUR D'ALENE MINES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified on its charter)

             IDAHO                                        82-0109423
 ---------------------------------                 ---------------------------
 (State or other jurisdiction of                   (I.R.S. Employer Ident.No.)
 incorporation or organization)

 P. O. Box I, Coeur d'Alene, Idaho                          83816-0316
 ---------------------------------                 ---------------------------
 (Address of principal executive                            (Zip Code)
 offices)

 Registrant's telephone number, including area code:  (208) 667-3511

 ----------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X        NO
                                  ---          ---

                           -------------------------

 APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 15,600,730 shares were issued and outstanding as of November 1, 1995.

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      Page No.

PART I.                  Financial Information:


Item 1. Financial Statements (Unaudited)


    Consolidated Balance Sheets --                                       3-4
       September 30, 1995 and December 31, 1994


    Consolidated  Statements of Operations --                            5-6
       Three Months Ended September 30, 1995 and 1994
       Nine Months Ended September 30, 1995 and 1994


    Consolidated Statements of Cash Flows --                             7-8
       Nine Months Ended September 30, 1995 and 1994


    Notes to Consolidated Financial Statements                          9-11



Item 2. Management's Discussion and Analysis of                        12-18
        Financial Condition and Results of Operations



PART II.                 Other Information.


Item 5.        Other Information                                          18

Item 6.        Exhibits and Reports on Form 8-K                           19



SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                         September 30,     December 31,
                                                   1995              1994
                                               -------------     -------------
CURRENT ASSETS
    Cash and cash equivalents                  $ 16,884,184      $ 14,707,278
    Short-term investments                       67,871,455       128,112,407
    Receivables                                  13,059,169         7,677,269
    Refundable income taxes                       2,154,188         3,435,649
    Inventories                                  32,182,467        34,215,127
                                               -------------     -------------
           Total Current Assets                 132,151,463       188,147,730

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment               118,429,571        83,872,789
    Less accumulated depreciation                41,297,578        37,394,296
                                               -------------     -------------
                                                 77,131,993        46,478,493


MINING PROPERTIES
    Operational mining properties               112,244,563       102,571,977
    Less accumulated depletion                   36,926,951        38,162,432
                                               -------------     -------------
                                                 75,317,612        64,409,545
    Developmental properties                    147,628,771        95,896,774
                                               -------------     -------------
                                                222,946,383       160,306,319

NET ASSETS OF DISCONTINUED OPERATIONS               159,501         6,000,741

OTHER ASSETS
    Funds held in escrow                          2,270,695         2,270,695
    Notes receivable                              4,800,000
    Debt issuance costs, net of
        accumulated amortization                  7,531,318         8,240,209
    Other                                           660,827           917,206
                                               -------------     -------------
                                                 15,262,840        11,428,110
                                               -------------     -------------
                                               $447,652,180      $412,361,393
                                               =============     =============


                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDER'S EQUITY           September 30,     December 31,
                                                   1995              1994
                                               -------------     -------------
CURRENT LIABILITIES
    Accounts payable                           $  4,127,075      $  2,289,808
    Accrued liabilities                           5,383,444         4,426,925
    Accrued interest payable                      3,700,524         4,634,961
    Accrued salaries and wages                    3,959,666         3,867,801
    Accrued litigation settlement                                     800,000
    Current portion of obligations
      under capital leases                        2,344,918         2,041,057
                                               -------------     -------------
           Total Current Liabilities             19,515,627        18,060,552

OTHER LIABILITIES
    6% Convertible Subordinated
        Debentures                               50,000,000        50,000,000
    7% Convertible Subordinated
        Debentures                               74,987,000        75,000,000
    6 3/8% Convertible Subordinated
        Debentures                              100,000,000       100,000,000
    Obligations under capital leases                563,053         2,192,856
    Other long-term liabilities                   9,063,324         5,234,899
    Limited recourse project financing           23,585,552
    Deferred income taxes                         1,613,214         1,580,804
                                               -------------     -------------
        Total Long-Term Liabilities             259,812,143       234,008,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock, $1.00 par value per
        share--authorized 10,000,000
        shares, none outstanding
    Common Stock,  $1.00 par value per
        share--authorized  60,000,000
        shares, issued 16,657,995 at
        September 30, 1995 and 16,633,163
        at December 31, 1994 (including
        1,059,211 shares held as
        treasury stock)                          16,657,995        16,633,163
    Capital surplus                             180,937,624       182,881,071
    Accumulated deficit                         (14,772,272)      (17,043,506)
    Repurchased and nonvested shares            (13,284,542)      (13,358,309)
    Unrealized losses on short-term
        investment securities                    (1,214,395)       (8,820,137)
                                               -------------     -------------
                                                168,324,410       160,292,282
                                               -------------     -------------
                                               $447,652,180      $412,361,393
                                               =============     =============


See notes to consolidated financial statements

                                                                     UNAUDITED

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  3 MONTHS ENDED                         9 MONTHS ENDED
                                                   SEPTEMBER 30                           SEPTEMBER 30
                                         --------------------------------      --------------------------------
                                             1995               1994               1995               1994
                                         -------------      -------------      -------------      -------------
INCOME
  From mine operations:
      Sales of concentrates
         and dore'                       $ 24,802,562       $ 20,666,805       $ 66,314,276       $ 60,340,300
      Less cost of mine
         operations                        19,151,171         16,409,187         53,123,291         50,234,680
                                         -------------      -------------      -------------      -------------
            Gross profits                   5,651,391          4,257,618         13,190,985         10,105,620

  Interest and other
      income                                4,218,048          5,167,819          8,665,464          9,206,348
                                         -------------      -------------      -------------      -------------
            Total income                    9,869,439          9,425,437         21,856,449         19,311,968

EXPENSES
  Administrative                              843,928          1,008,236          2,809,606          3,549,307
  Accounting and legal                        348,019            360,835          1,204,689          1,216,760
  General corporate                         1,496,117          1,330,023          4,697,307          4,076,936
  Mining exploration                        1,528,659            913,384          3,521,343          2,864,894
  Idle facilities                             356,944            385,541          1,481,244          1,213,285
  Interest                                  2,177,444          3,057,175          7,794,214          8,497,293
  Litigation settlement                                          976,028                               976,028
                                         -------------      -------------      -------------      -------------
            Total expenses                  6,751,111          8,031,222         21,508,403         22,394,503
                                         -------------      -------------      -------------      -------------

Net Income (loss) from
  continuing operations
  before taxes                              3,118,328          1,394,215            348,046         (3,082,535)
Provision (Benefit) for
  income taxes                              1,079,330            (30,072)           437,009           (226,932)
                                         -------------      -------------      -------------      -------------

Net Income (loss) from
  continuing operations                     2,038,998          1,424,287            (88,963)        (2,855,603)
Income from discontinued
  operations (net of
  taxes)                                                         218,607          2,360,196            566,399
                                         -------------      -------------      -------------      -------------
NET INCOME (LOSS)                        $  2,038,998       $  1,642,894       $  2,271,233       $ (2,289,204)
                                         =============      =============      =============      =============


                                                                     UNAUDITED

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  3 MONTHS ENDED                         9 MONTHS ENDED
                                                   SEPTEMBER 30                           SEPTEMBER 30
                                         --------------------------------      --------------------------------
                                             1995               1994               1995               1994
                                         -------------      -------------      -------------      -------------

EARNINGS PER SHARE DATA

Primary Earnings per share:
Weighted average number
      of shares of Common
      Stock outstanding                    15,612,879         15,403,346         15,602,007         15,365,817
                                         =============      =============      =============      =============
  Income (loss) per share
      from continuing
      operations                         $        .13       $        .10       $        .00       $       (.19)

  Income per share from
      discontinued operations                                        .01                .15                .04
                                         -------------      -------------      -------------      -------------

  NET INCOME (LOSS) PER SHARE            $        .13       $        .11       $        .15       $       (.15)
                                         =============      =============      =============      =============

Fully Diluted Earnings Per Share:
Weighted average number
 of shares of Common
 Stock outstanding                         26,314,903
Income per share                           ==========
 from continuing
 operations                                $      .12
Income per share from
 discontinued operations                          .00
                                           -----------
NET INCOME PER SHARE                       $      .12
                                           ===========


Cash dividends per share                                                       $      0.15        $       0.15
                                                                               ============       =============


See notes to consolidated financial statements.


                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994

CASH FLOWS FROM OPERATING ACTIVITIES                          1995               1994
                                                          -------------       -------------

   Net loss from continuing operations                    $    (88,963)       $ (2,855,603)
   Add (less) noncash items:
      Depreciation, depletion and
          amortization                                      12,767,290          13,411,701
      Deferred income taxes                                 (1,541,054)           (630,107)
      Loss on disposition
          of fixed assets                                      272,610            (303,095)
      Gain on foreign currency transactions                    (35,859)         (1,357,379)
      (Gain) loss on disposition of securities                 877,574          (1,924,177)
      Provision for litigation settlement                                          976,028

   Changes in operating assets and liabilities:
      Accounts receivable                                   (3,201,111)         (3,274,433)
      Inventories                                            2,032,660            (300,618)
      Accounts payable and
          accrued liabilities                                  279,568          (2,334,922)
      Interest payable                                        (934,437)          1,602,344
                                                          -------------       -------------
                                                            10,428,278           3,009,739

Income from discontinued operations                          2,360,196             566,399
Add (less) noncash items:
   Depreciation, depletion and amortization                     85,381             212,338
   Gain on disposition of
     discontinued operations                                (3,877,636)
   Deferred income taxes                                     1,573,464             377,599
Change in operating assets and liabilities:
   Accounts receivable                                         601,242             (84,770)
   Inventories                                                 (30,661)           (256,388)
   Accounts payable and accrued liabilities                   (109,218)             67,230
                                                          -------------       -------------
                                                               602,768             882,408
                                                          -------------       -------------
NET CASH PROVIDED BY
       OPERATING ACTIVITIES                                 11,031,046           3,892,147

                                      7

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the nine months ended September 30, 1995 and 1994


                                                         1995             1994
                                                  --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment      $  (2,912,531)     $  (5,358,097)
  Purchase of short-term investments                 (2,423,374)      (106,498,374)
  Proceeds from sale of short-term securities        68,366,519         28,579,288
  Proceeds from sale of assets                          639,906            298,754
  Proceeds from sale of discontinued operations       3,133,133
  Expenditures on operational
     mining properties                              (14,888,961)        (6,020,748)
  Expenditures on developmental properties          (80,302,054)        (7,257,743)
  Proceeds from other assets                           (636,599)           460,247
                                                  --------------     --------------
     NET CASH USED IN INVESTING ACTIVITIES          (29,023,961)       (95,796,673)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from offering of 6 3/8%
     Convertible Subordinated Debentures                                95,513,842
  Proceeds from project financing                    23,585,552
  Retirement of obligations under capital
     leases                                          (1,516,985)        (1,411,977)
  Payment of cash dividend                           (2,339,376)        (2,303,194)
     NET CASH PROVIDED BY
         FINANCING ACTIVITIES                        19,729,191         91,798,671
                                                  --------------     --------------
     INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                             1,736,276           (105,855)
Cash and cash equivalents at beginning
  of year:
  Relating to continuing operations                  14,707,278         14,388,998
  Relating to discontinued operations                   440,630            289,099
                                                  --------------     --------------
                                                  $  15,147,908      $  14,678,097
                                                  --------------     --------------
Cash and cash equivalents at end of year:
  Relating to continuing operations                  16,884,184         13,994,197
  Relating to discontinued operations                                      578,045
                                                                     --------------
                                                  $  16,884,184      $  14,572,242
                                                  ==============     ==============

See notes to consolidated financial statements.

                                                                     UNAUDITED

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
NOTE A:

     Other than as stated in the following notes, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the periods shown. The Third Quarter Form 10-Q Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B:  Inventories are composed of the following:

                                             SEPTEMBER 30        DECEMBER 31
                                                1995                 1994
                                             ------------        ------------
   Mining:
      Ore in process and on leach pads       $ 26,679,526        $ 28,895,419
      Dore' inventory                           1,994,506           1,748,207
      Supplies                                  3,508,435           3,571,501
                                             ------------        ------------
                                             $ 32,182,467        $ 34,215,127
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

NOTE C:

     On May 2, 1995, in furtherance of its plan to divest non-mining assets, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary which it acquired in its acquisition of Callahan in December 1991, for approximately $10.0 million payable in cash, of which approximately $4 million was paid at the time of closing and the balance is payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $3.9 million ($2.2 million net of income taxes) during the second quarter of 1995.

NOTE D:

     On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska, by acquiring the 50% interest held by its former joint venture partner, Echo Bay Mines, Ltd., for $32.5 million plus a scaled royalty on 1 million ounces of future gold production after Coeur recoups its purchase price and expenditures remaining to place the property into production. The Company plans to continue its development activities at the Kensington property.

NOTE E:

     The provision for income taxes for the nine months ended September 30, 1995 includes provisions for alternative minimum taxes, foreign taxes and certain amounts recorded subsequent to an Internal Revenue Service audit, offset by the recognition of certain net operating loss carryforwards. The benefit for income taxes on income from continuing operations in 1994 is primarily related to the realization of net operating loss carryforwards.

NOTE F:

     On January 1, 1995, the Company entered into an agreement with Asarco Incorporated and formed a new company named Silver Valley Resources Corporation ("Silver Valley"). Both Coeur and Asarco contributed to Silver Valley their respective interests in the Galena and Coeur Mines as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley. Coeur's 50% investment is included on the balance sheet as operational mining properties. The transaction resulted in no gain or loss to the Company. The Board of Directors of Silver Valley consists of six directors, three of whom, including the Chairman of the Board, are appointed by Asarco and three of whom, including the President, are appointed by the Company. Pursuant to a Shareholders' Agreement between the parties, certain specified significant corporate actions may not be taken without the approval of at least 80% of the members of Silver Valley's Board of Directors. Asarco and the Company furnish certain management and other services to Silver Valley.

NOTE G:

     On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the bank in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada. The Company is required to guarantee repayment of the borrowing until the project reaches defined completion, after which the project alone is liable for repayment. The interest rate prior to completion is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after project completion. The Company utilized the loan proceeds for construction of the Fachinal project, which construction is now complete, and at which startup and initial production commenced in October 1995.

NOTE H:

     During the third quarter of 1995, the Company recorded a gain of $3.2 million arising from the sale of silver and gold purchased on the open market which was delivered pursuant to fixed price forward contracts. A total of 2,541,669 ounces of silver and 67,001 ounces of gold, respectively, were sold in this transaction at an average price of $6.04 and $403.51, respectively. The gain is included in other income.

NOTE I:

     During the third quarter of 1994, the Company received updated reserve information indicating an increase in reserves at the Golden Cross Mine. Accordingly, the Company adjusted its depletion rate effective July 1, 1994 to reflect the increased reserves. The impact of the change was an increase in net income of $623,258, or $.04 per share, for the three months ended September 30, 1994.

NOTE J:

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to Be Disposed of. The Statement is effective in 1996. The Company expects no material impact as a result of adoption of the statement.

NOTE K:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; and the El Bronce Mine, a Chilean gold mine of which the Company acquired a 51% net profits ownership interest and operating control in October 1994. The Company completed construction of its new Chilean Fachinal mine in October 1995 and initial gold and silver production has begun.

     The Company has an option until July 1997 to convert its 51% net profits ownership interest in the El Bronce Mine to a 51% equity interest if it invests $20.4 million and also invests a minimum of $5 million over a two-year period for exploration and mine development designed to expand ore reserves and increase annual gold production above the current level of 40,000 ounces per year.

     In July 1994, the Company's Board of Director's approved construction of the Fachinal Project. Construction of the mine was completed in October 1995 and is expected to produce, in its first full year of operation, 44,000 ounces of gold and 2.7 million ounces of silver. No assurance can be given that such levels of production will be achieved. The total cost of project construction is estimated to approximate $41.8 million. The process facilities are now processing ore at the rate of 1,000 tons per day.

     The Company plans to continue its developmental activities at the Kensington Property. A production decision relating to the Kensington Property is subject to the approval by the Company, a market price of gold of at least $400 per ounce, the receipt of certain required permits and satisfactory conclusions in an updated feasibility study which is expected to be completed in February 1996. The market price of gold (London final) on November 1, 1995 was $381.95 per ounce. With respect to the permits, the Company cannot with certainty estimate the timing of their issuance. However, on September 1, 1995, a memorandum of agreement was entered into with the EPA, the State of Alaska and Coeur which should facilitate issuance of draft permits in December 1995, in which event final permits are expected to be issued in the second quarter of 1996.

     The Company's business plan is to continue to acquire efficient mining properties and/or businesses with a favorable operating cost structure that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow and net income and expand the Company's gold and/or silver production.


                             RESULTS OF OPERATIONS

        Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994
        ---------------------------------------------------------------


Sales and Gross Profits

     Sales of concentrates and dore' in the third quarter of 1995 increased by $4,135,757, or 20%, over the third quarter of 1994. The increase in sales is primarily attributable to an increase in gold and silver production. In the third quarter of 1995, the Company produced 1,873,605 ounces of silver and 43,791 ounces of gold compared to 1,582,579 ounces of silver and 31,125 ounces of gold in the third quarter of 1994. Silver and gold prices averaged $5.33 and $384.31 per ounce, respectively, in the third quarter of 1995, compared with $5.34 and $385.81 per ounce, respectively, in the third quarter of 1994.

     The cost of mine operations in the third quarter of 1995 increased by $2,741,984, or 17%, over the prior year's comparable quarter. The increase is primarily due to an increase in gold and silver production. Gross profit from mining operations in the third quarter of 1995 increased by $1,393,773, or 33%, to $5,651,391 compared to gross profit from mining operations of $4,257,618 in the third quarter of 1994. Mine operations gross profit as a percent of sales amounted to 23% in the third quarter of 1995, compared to 21% in the third quarter of 1994. The improvement in the gross profit percentage is primarily attributable to the increase realized in silver prices achieved through the Company's forward sales program and decreased cost of mine production at the Golden Cross Mine and the Rochester Mine. In the third quarter of 1995, the Company's realized gold and silver prices of $5.59 and $399.02, respectively, compared with average market prices of $5.33 and $384.31, respectively.

     The cash costs of production per ounce of gold at the Golden Cross Mine decreased by $22.98 per ounce to $222.27 per ounce in the quarter ended September 30, 1995, compared to $245.25 per ounce in the prior year's comparable quarter. The reduction in cost is primarily attributable to improved mill performance, the mining of higher grade ore, less waste from the underground portion of the mine and increased production from the open pit mine.

     At the Rochester Mine, the cash costs of production per ounce of silver on a silver equivalent basis amounted to $3.29 in the quarter ended September 30, 1995, compared to $3.43 per ounce in the quarter ended September 30, 1994.

     In the third quarter of 1995, the Company expanded its efforts to prepare the El Bronce Mine for increased production by exposing additional mining areas. As a result, the cash costs of production per ounce of gold at the mine were $334.21 per ounce in the quarter, compared with cash costs of production of $314.23 per ounce during the nine months ended September 30, 1995.

Other Income

     Interest and other income in the third quarter of 1995 decreased by $949,771, or 18%, compared with the third quarter of 1994. The decrease is due to a decrease in the Company's cash equivalents and short-term investments which was partially offset by a gain of $3.2 million arising from the sale of silver and gold purchased on the open market which was delivered pursuant to fixed price forward contracts in the third quarter of 1995. A total of 2,541,669 ounces of silver and 67,001 ounces of gold were sold in this transaction at an average price of $6.04 and $403.51, respectively.

Expenses

     Total expenses in the third quarter of 1995 decreased by $1,280,111 compared to the prior year's third quarter. Administrative expenses decreased by $164,308, interest expense decreased by $879,731, and accounting and legal expense decreased by $12,816. The decrease in total expenses is also due to non-recurring write-offs of $976,028 effected in connection with the settlement of litigation in the third quarter of 1994. The decrease is partially offset by increases in general corporate expenses of $166,094, and mining exploration expense of $615,275.

Net Income From Continuing Operations

     The Company's income from continuing operations before income taxes amounted to $3,118,328 in the third quarter of 1995 compared to income from continuing operations before income taxes of $1,394,215 in the third quarter of 1994. The Company provided $1,079,330 for income taxes in the third quarter of 1995 compared to a benefit of $30,072 in the third quarter of 1994. As a result, the Company reported net income from continuing operations of $2,038,998, or $.13 per share, in the third quarter of 1995 compared to a net income from continuing operations of $1,424,287, or $.10 per share, in the third quarter of 1994. In the third quarter of 1994, the Company also reported income of $218,607, or $.01 per share, arising from discontinued operations. As a result, the Company's net income for the third quarter of 1995 is $2,038,998, or $.13 per primary share ($.12 per fully diluted share) compared with $1,642,894, or $.11 per primary share, in 1994's third quarter.

        Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994
        ------------------------------------------------------------

Sales and Gross Profits

     Sales of concentrates and dore' in the nine months ended September 30, 1995 increased by $5,973,976, or 10%, over the nine months ended September 30, 1994. The increase is primarily attributable to an increase in gold and silver production. Silver and gold prices averaged $5.17 and $383.78 per ounce, respectively, in the first nine months of 1995 compared to $5.33 and $383.85 per ounce, respectively, in the same period in 1994. During the first nine months of 1995, the Company produced 5,082,236 ounces of silver and 122,184 ounces of gold compared to 4,512,157 ounces of silver and 94,225 ounces of gold in the first nine months of 1994.

     The cost of mine operations in the first nine months of 1995 increased by $2,888,611, or 6%, over the first nine months of 1994. Gross profit from mine operations increased by $3,085,365, or 31%, in the first nine months of 1995 over 1994's comparable period. Mine operations gross profit as a percent of sales increased to 20% in the nine months ended September 30, 1995 compared to 17% in the nine months ended September 30, 1994. The increase was primarily attributable to an increase realized in silver and gold prices achieved through the Company's forward sales program and decreased cost of mine production at the Golden Cross Mine. For the nine months ended September 30, 1995, the Company realized gold and silver prices of $5.31 and $389.63, respectively, compared with average market prices of $5.17 and $383.78, respectively.

     The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $219.07 per ounce in the nine months ended September 30, 1995, compared to $261.85 in the prior year's comparable nine-month period. The reduction in cost is primarily attributable to improved mill performance, the mining of higher grade ore, less waste from the underground portion of the mine and increased production from the open pit mine.

     At the Rochester Mine, cash costs of production per ounce of silver on a silver equivalent basis amounted to $3.70 per ounce in the nine months ended September 30, 1995, compared to $3.58 in the nine months ended September 30, 1994.

     The cash costs of production per ounce of gold at the El Bronce Mine were $314.23 per ounce during the nine months ended September 30, 1995.

Other Income

     Interest and other income in the nine months ended September 30, 1995 decreased by $540,884, or 6%, from the prior years' comparable period. The decrease is primarily due to a decrease in the level of the Company's cash and securities portfolio in 1995 and a nonrecurring gain of $2.7 million arising from the sale by the Company of common shares of International Curator in the third quarter of 1994. The decrease was partially offset by the gain in the third quarter of 1995 of $3.2 million related to the delivery of 67,001 ounces of gold and 2,541,669 ounces of silver purchased on the open market to satisfy certain fixed price forward delivery contracts.

Expenses

     Total expenses in the first nine months of 1995 decreased by $886,100, or 4%, from the prior year's comparable nine-month period. Contributing to the decrease were decreases in administrative expenses of $739,701, accounting and legal expense of $12,071 and interest expense of $703,079. The decrease in total expenses was partially offset by an increase in general corporate expense of $620,371, mining exploration expense of $656,449 and idle facilities expense of $267,959 in the first nine months of 1995. The decrease is also due to the non-recurring write-off of $976,028 effected in connection with the settlement of litigation in the third quarter of 1994.

Income (Loss) From Continuing Operations

     As a result of the above, the Company's income from continuing operations before income taxes amounted to $348,046 in the first nine months of 1995 compared to a loss from continuing operations of $3,082,535 in the first nine months of 1994. The provision for income taxes amounted to $437,009 in the first nine months of 1995, compared to a benefit of $226,932 in the first nine months of 1994. As a result, the Company reported a net loss from continuing operations of $88,963, or $.00 per share, in the first nine months of 1995, compared to a net loss of $2,855,603, or $.19 per share, in the first nine months of 1994.

Income From Discontinued Operations

     On May 2, 1995, the Company sold the Flexaust division, a manufacturer of flexible hose and tubing. In the nine months ended September 30, 1995, the Company reported income from discontinued operations (net of taxes) of $2,360,196, or $.15 per share compared with $566,399, or $.04 per share, for the nine months ended September 30, 1994.

Net Income (Loss)

     As a result of the above, the Company reported net income of $2,271,233, or $.15 per share, in the first nine months of 1995, compared to a net loss of $2,289,204, or $.15 per share, in the prior year's comparable nine-month period.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 1995 was approximately $112.6 million compared to $170.1 million at December 31, 1994. The ratio of current assets to current liabilities was 6.8 to one at September 30, 1995 compared to 10.4 to one at December 31, 1994.

     Net cash provided by operating activities in the first nine months of 1995 was $11,031,046 compared to $3,892,147 in the first nine months of 1994. Net cash used in investing activities in the first nine months of 1995 was $29,023,961 compared to $95,796,673 in the prior year's comparable period. Net cash provided by financing activities in the first nine months of 1995 was $19,729,191, compared to $91,798,671 used in the first nine months of 1994. As a result of the above, cash and cash equivalents increased by $1,736,276 in the first nine months of 1995 compared to a $105,855 decrease for the comparable period of 1994.

     For the nine months ended September 30, 1995 and 1994, the Company expended $2,122,461 and $1,945,905, respectively, in connection with routine environmental compliance activities at its operating properties. At September 30, 1995, the Company had expended a total of approximately $5.2 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

     On July 19, 1994, the Company's Board of Directors approved the construction of the Fachinal project. The total cost of project construction is estimated to approximate $41.8 million. On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 million for use in the construction of the Fachinal project, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the banks in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada. The Company is required to guarantee repayment of the borrowing until construction of the project reaches defined completion, after which the project alone is liable for repayment. Construction of the project was completed in October 1995; however, the agreement requires the project to demonstrate compliance with certain ore throughput and financial covenants in order for construction to be deemed complete in which event the Company's loan guarantee is removed. The Company expects this to occur during early 1996. The interest rate prior to completion of construction of the project is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after completion of project construction.

     The Company and its wholly-owned subsidiary, Callahan Mining Corporation ("Callahan"), were advised by the Fish and Wildlife Service (the "Service") of the U.S. Department of the Interior on July 18, 1995 that they were identified as potentially responsible parties for damages resulting from injury to federal natural resources with respect to the Bunker Hill Superfund Site. By letter dated July 24, 1995, the Company and Callahan requested the Service to identify the federal natural resources allegedly injured, set forth the basis for the assertion that they are potentially responsible parties and quantify the dollar amount of the alleged damages. The Company presently cannot state whether or estimate the extent to which, if any, it will be liable for damages in connection with the matter. However, the Company does not believe its liability, if any, will be material in amount.

     The Company estimates that approximately $201 million will be necessary to place the Kensington mine into production. The Company is exploring various alternative methods to finance the construction.

PART II.                 OTHER INFORMATION


Item 5.  Other Information

     On August 10, 1995, the Company conveyed 630,888 shares of Consolidated Silver Corporation stock owned by it, and released a claim in the approximate amount of $100,000, to Hecla Mining Company in exchange for release of Hecla's right to receive approximately $1,100,000 from first net profits from the Galena Mine and Hecla's interest in the Caladay Mine Operating Agreement.

     In an effort to gain the support of several environmental groups in Alaska, in August 1995 the Company proposed to change the location of the effluent discharge point at the Kensington project from Lynn Canal to Sherman Creek, at a point adjacent to the tailings impoundment. While these changes are not required by law, they are proposed in response to comments raised by the environmental organizations that they prefer a freshwater discharge instead of a marine discharge. In addition, the Company proposes to switch to diesel fuel rather than liquid petroleum gas for power generation. As a result, a supplemental environmental impact statement is being prepared and associated changes will be required to be made to the National Pollution Discharge Elimination System, City and Borough of Juneau and State air quality permits. The discharge point change addresses some of the issues raised by EPA in its previously issued Technical Assistance Report. The Company anticipates issuance by the various regulatory agencies of all key permits for the project in the second quarter of 1996.

     On August 7, 1995, the Company settled certain issues arising as a result of an Internal Revenue Service audit which resulted in the release of income tax refunds totaling $2,939,903 (including accrued interest). The Company is still disputing one issue involving the deductibility of certain costs which, if resolved in favor of the IRS, would involve the payment of approximately $130,000. The Company believes the remaining matter has been treated in a manner that is consistent with applicable law.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibit is filed herewith:

          Exhibit No.         Document

              11 Statement regarding computation of per share earnings

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




                                           COEUR D'ALENE MINES CORPORATION
                                                    (Registrant)




Dated November 2, 1995                          /s/Dennis E. Wheeler
                                                --------------------
                                                DENNIS E. WHEELER
                                                Chairman,  President and
                                                Chief Executive Officer


Dated November 2, 1995                          /s/James A. Sabala
                                                --------------------
                                                JAMES A. SABALA
                                                Senior Vice President
                                                (Principal Financial and
                                                Accounting Officer)