Form 10-K405
period 1995-12-31
COEUR D ALENE MINES CORP
filed 1996-02-29
CIK 215466

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            (Mark One)
         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                             OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-8641

                        COEUR D'ALENE MINES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     IDAHO
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                          505 FRONT AVE., P.O. BOX "I"
                              COEUR D'ALENE, IDAHO
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   82-0109423
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     83816
                                   (ZIP CODE)

                                 (208) 667-3511
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, PAR VALUE $1.00
              6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of February 28, 1996.)

                                  $484,287,030

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1996.

               20,464,882 shares of Common Stock, Par Value $1.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

     Coeur d'Alene Mines Corporation ("Coeur" or the "Company") is engaged in the exploration, development, operation and/or ownership of gold and silver mining properties located in the western United States and in New Zealand and Chile. In addition, during 1995 and early 1996, the Company took steps to acquire interests in certain Australian mining companies.

OVERVIEW OF MINING PROPERTIES

     The Company's most significant properties are: (i) the ROCHESTER MINE, a silver and gold surface mining operation located in northwestern Nevada, which is 100% owned and operated by Coeur and which is believed to be one of the largest and lowest cost of production primary silver mines in the United States and is a significant gold producer as well; (ii) the GOLDEN CROSS MINE, an underground and surface gold mining operation located near Waihi, New Zealand, which is operated by Coeur and in which it has an 80% operating interest acquired on April 30, 1993; (iii) the FACHINAL MINE, located in southern Chile, South America which Coeur acquired in 1990, at which construction of an open pit and underground gold and silver mine and processing plant was completed and initial production commenced in late October 1995; (iv) the EL BRONCE MINE, a Chilean gold mine in which the Company acquired operating control and 51% of the operating profits in October 1994 and in which the Company has an option to acquire a 51% equity interest; (v) ownership of 50% of the capital stock of SILVER VALLEY RESOURCES CORPORATION ("SILVER VALLEY"), which owns the COEUR and the GALENA underground silver mines in the Coeur d'Alene Mining District of Idaho which are scheduled to resume production in June 1996; and (vi) 100% of the KENSINGTON PROPERTY, located north of Juneau, Alaska, which is being developed as an underground gold mine by Coeur and where it is anticipated that a decision will be made during the third quarter of 1996 whether construction will commence for the mine facilities. In addition, Coeur has an option to acquire a 51% operating interest through January 15, 1998 in the fully-developed Faride Mine, a gold and silver mine located in northern Chile which has not been operational since 1988 and where the Company currently is conducting exploratory activities and feasibility studies. Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no commercially minable ore bodies have yet been identified.

RECENT AUSTRALIAN INITIATIVES

     In December 1995, the Company announced that it (i) had entered into an agreement with the principal shareholder of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), pursuant to which Coeur acquired an option to acquire 19.9% of Gasgoyne's outstanding shares, and (ii) intended to extend an offer to Gasgoyne shareholders to acquire all the remaining shares of Gasgoyne. A competing bid for the shares has been announced by another Australian mining company which has instigated a lawsuit to enjoin the Company's offer. The suit has delayed the delivery of the Company's offer to Gasgoyne shareholders. There can be no assurance that the Company's proposed offer will be successful.

     In January 1996, the Company acquired shares and options to acquire shares of Orion Resources NL, an Australian gold mining company ("Orion"), as a result of which Coeur presently holds approximately 13.1% of Orion's outstanding shares and, upon exercise of its options, would own approximately 19.2% of Orion's outstanding shares.

     Gasgoyne and Orion own 50% and 45%, respectively, of the Yilgarn Star Mine located in western Australia which produced approximately 110,600 ounces of gold in Gasgoyne's fiscal year ended June 30, 1995 and approximately 50,000 ounces of gold in the six months ended December 31, 1995.

SALE OF NON-MINING BUSINESS

     In December 1991, the Company acquired Callahan Mining Corporation which owned the Galena Mine and the Flexaust Company (a non-mining business involved in the manufacturing of flexible hose and duct and metal tubing) ("Flexaust"). On May 2, 1995, the Company sold the assets of Flexaust for approximately

$10 million, of which approximately $4 million was paid at the closing and the balance is payable over the five years thereafter. During 1995, Coeur recognized a pre-tax gain of approximately $4.0 million ($2.2 million after tax) as a result of the sale.

SOURCES OF REVENUE

     The Rochester Mine, Golden Cross Mine and El Bronce Mine, which are operated by the Company, constituted the Company's sources of mining revenues in 1995. The Rochester Mine accounted for approximately 64.1%, 56.8% and 57.0% of the Company's total revenues in 1993, 1994 and 1995, respectively. The Golden Cross Mine accounted for 28.8%, 29.8% and 33.4% of the Company's total revenues for 1993, 1994 and 1995, respectively. The El Bronce Mine accounted for approximately 1% of the Company's total revenues in 1994 (4% of total revenues for the three-month period subsequent to its acquisition on October 3, 1994) and
 .3% of total revenues in 1995. The Fachinal Mine commenced operations in late October 1995 and will report revenues commencing in 1996. The balance of the Company's revenues was attributable to interest, dividends and other income.

DEFINITIONS

     The following sets forth definitions of certain important mining terms used in this report. "Ore reserve" means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. "Proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. "Probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. "Mineralized material" is a mineralized underground body which has been intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration development work. Such material does not qualify as an "ore reserve" until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded. References to "silver" mean an alloy with a minimum fineness of 999 parts per 1000 pure silver; references to "gold" mean an alloy with a minimum fineness of 995 parts per 1000 pure gold; and references to an "ounce" mean a troy ounce, which is 31.10348 grams. References to "dore" mean a bullion produced by smelting, containing gold, silver and minor amounts of impurities. References to a "ton" mean a short ton, which is 2,000 pounds.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) changes in the market prices of gold and silver, (ii) the uncertainties inherent in the Company's exploratory and developmental activities, (iii) the uncertainties inherent in the estimation of gold and silver ore reserves, (iv) changes that could result from the Company's future acquisition of new mining properties or businesses, (v) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries.

ROCHESTER MINE

     The Rochester Mine is a silver-gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open-pit methods. The property consists of 16 patented and 544 unpatented contiguous mining claims and 74 mill-site claims totaling approximately 9,370 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. Asarco, Inc., the prior lessee, has a net smelter royalty interest which varies from 0 to 5% when the market price of silver equals or exceeds $17.35 per ounce.

     Based on the reserve-review report dated February 1996, of Independent Mining Consultants, Inc., and accounting for production through December 31, 1995, in-place, proven and probable ore reserves at the Rochester Mine, as of January 1, 1996, total approximately 75.9 million tons averaging 1.20 ounces per ton silver and 0.0102 ounces per ton gold. The reserve estimate is based on a
1.10 ounce per ton silver-equivalent, breakeven-design cutoff grade and silver and gold prices of $5.50 and $385.00, respectively. The average grades do not reflect losses in the recovery process nor any allowance for extractive dilution during the mining process. The amount of proven and probable reserves will vary depending on the relative price of silver and gold.

     A reserve estimate calculated at various silver and gold prices, is set forth below:


              $ PER TROY OUNCE               ORE            SILVER            GOLD         STRIP
                 GOLD/SILVER                TONS            GRADE            GRADE         RATIO
        -----------------------------    -----------     ------------     ------------     -----
                                         (THOUSANDS)     (OUNCES/TON)     (OUNCES/TON)
        $455.00/$6.50................       81,500           1.193            .0100        1.52
        $400.00/$6.00................       78,100           1.198            .0101        1.33
        $385.00/$5.50................       75,900           1.203            .0102        1.23
        $375.00/$5.00................       63,500           1.281            .0111        1.46

     Based upon its experience and certain metallurgical testing, the Company estimates recovery rates of 55% for silver and 85% for gold. Although, as shown in the preceding table, the average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices, the actual strip ratio may vary significantly from year-to-year during the remaining life of the mine. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, the levels of silver and gold prices and other uncertainties inherent in any mining and processing operation.

     The leach cycle at the Rochester Mine requires approximately five years from the point ore is mined until all recoverable metal is recovered. The above costs are based upon actual operating experience at the mine. There can be no assurance that these costs will remain at the same level for future operations.

     The following table sets forth information for the periods indicated relating to Rochester Mine production. Production may decrease during the winter due to slower solution flow from the heaps resulting in increased dore' production during warmer weather. Such conditions are not expected to affect annual production levels since mining, crushing and heap construction are expected to continue during winter months at normal rates. Also, production will vary from time to time depending upon the area being mined.

                                                              YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                             1991         1992         1993         1994         1995
                                           ---------    ---------    ---------    ---------    ---------
Ore processed (tons)....................   6,982,366    7,356,336    7,247,553    7,759,637    8,243,609
Silver (ounces).........................   5,707,700    5,431,369    5,943,894    5,937,770    6,481,825
Gold (ounces)...........................      60,565       56,562       66,412       56,886       59,307

     The following table sets forth the costs of production per ounce of silver and gold on a silver equivalent basis during the periods indicated at the Rochester Mine. Such costs include mining, processing and direct administration costs, financing costs, royalties and exploration expenses. To obtain the silver equivalent, each ounce of gold produced is multiplied by the same ratio as the then current ratio of the price of gold to the price of silver. This silver equivalent gold production is then added to actual silver production to determine total silver equivalent production.

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                             1991     1992     1993     1994     1995
                                                            ------   ------   ------   ------   ------
Cash costs per ounce.....................................    $3.28    $2.82    $3.55    $3.57    $3.71
Depreciation, depletion and amortization per ounce.......      .48      .40      .54      .59      .61
                                                            ------   ------   ------   ------   ------
Total costs per ounce....................................    $3.76    $3.22    $4.09    $4.16    $4.32
                                                             =====    =====    =====    =====    =====

     In 1994, the Company completed construction of a new ore conveyor system. In addition, the waste to ore strip ratio is expected to decline commencing in 1996 while the silver equivalent grade of the ore mined is expected to increase. These three factors are expected to beneficially impact future operations.

GOLDEN CROSS MINE

     Effective April 30, 1993, a wholly-owned subsidiary of the Company acquired from a wholly-owned subsidiary of Cyprus Minerals Company all of the outstanding capital stock of Cyprus Gold New Zealand Limited ("Cyprus NZ"), the name of which was changed by the Company to Coeur Gold New Zealand Limited ("Coeur NZ"). The principal asset of Coeur NZ is its undivided 80% participating joint venture interest in the Golden Cross Mine located near Waihi on the North Island of New Zealand, approximately 100 miles southeast of Auckland, and certain other exploration properties in New Zealand. The remaining undivided 20% joint venture interest is owned by a subsidiary of The Todd Company Limited, a New Zealand corporation.

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

     The Golden Cross Mining License covers an area of approximately 961 acres of which 274 acres are occupied by the current Golden Cross Mine operation. The mine property includes the open-pit and underground mine facilities, process plant, tailings pond, water treatment plant and mine offices which are all accessible by road from the town of Waihi. Construction of the Golden Cross Mine began in April 1990, and commercial production commenced in December 1991. Ore is mined from an extensive precious-metals bearing, epithermal vein system hosted in Tertiary volcanic rocks.

     Based upon a resource and reserve report review dated January 6, 1996 for open-pit underground reserves by Snowden Associates Pty Ltd, an independent consulting firm, in-place, open-pit and underground, proven and probable ore reserves at July 1, 1995, less actual production through December 31, 1995, total 4.830 million tons averaging 0.084 ounces per ton gold. The open-pit reserve estimate, totaling 4.216 million tons averaging 0.071 ounces per ton gold, is based on a 0.029 ounce per ton gold cutoff, a gold price of $409 per ounce (after credit for byproduct revenues) and a currency exchange rate of US$ = 0.65 NZ$. The underground-reserve estimate, totaling 614,000 tons averaging
0.171 ounces per ton gold, is based on a 0.117 ounce per ton cutoff, a gold price of $409.00 (after credit for byproduct revenues) and a currency exchange rate of US$ = 0.65 NZ$. The reserve estimate reflects an allowance for extractive dilution during the mining process, but does not reflect losses during the recovery process. In addition, the reserve estimate has identified
5.286 million tons of mineralized material averaging 0.05 ounce per ton gold which is insufficiently defined to be included in the reserve, but may be mineable given additional definition or changes in economic parameters.

     Silver reserves are empirically estimated using past production/recovery ratios for silver and gold. Open pit and underground silver and gold ratios have historically averaged 4:1 and 5:1, respectively. Total contained silver ounces are estimated at 1.729 million ounces, with an average grade of 0.36 ounces of silver per ton, for open pit and underground proven and probable reserves. No mineralized material grades for silver were estimated.

     The following table sets forth Golden Cross Mine production data. Information relating to production prior to April 30, 1993 was obtained from the former owner of Cyprus NZ. Because the Company's acquisition of Cyprus NZ was accounted for as a purchase, results of its operations prior to April 30, 1993 are not included in the Company's reported results of operations. The following data reflects the amount of production attributable to Coeur's 80% interest in the mine:

                                                                                                  YEAR ENDED
                                                        FOUR MONTHS        EIGHT MONTHS          DECEMBER 31,
                                     YEAR ENDED            ENDED               ENDED          ------------------
                                  DECEMBER 31, 1992    APRIL 30, 1993    DECEMBER 31, 1993     1994       1995
                                  -----------------    --------------    -----------------    -------    -------
Ore milled (tons)..............        566,935             243,725            492,617         727,427    731,453
Gold (ounces)..................         69,899              26,360             56,898          67,400     83,058
Silver (ounces)................        274,905             103,690            175,325         222,246    286,216

     The following table sets forth the costs of production per ounce of gold during the periods indicated at the Golden Cross Mine. Such costs include mining, processing and direct administration costs, royalties and exploration expenses, but do not include financing costs associated with the term loan formerly owed by Coeur Gold NZ to its parent. The production costs per ounce of gold for any period is computed net of by-product credits.

                                                                                                  YEAR ENDED
                                                        FOUR MONTHS        EIGHT MONTHS          DECEMBER 31,
                                     YEAR ENDED            ENDED               ENDED          ------------------
                                  DECEMBER 31, 1992    APRIL 30, 1993    DECEMBER 31, 1993     1994       1995
                                  -----------------    --------------    -----------------    -------    -------
Cash costs per ounce...........        $261.00            $ 245.00            $220.26         $276.96    $231.70
Depreciation, depletion and
  amortization per ounce.......         130.00              174.00             116.40          111.53      82.12
                                  ------------         -----------       ------------         -------    -------
                                       $391.00            $ 419.00            $336.66         $388.49    $313.82
                                  ============          ==========       ============         =======    =======

     The above-reported Golden Cross Mine production and cost data relating to operations subsequent to the commencement of commercial production in December 1991 reflect an initial under-utilization of the mine's productive capacity associated with commencement of operations as well as other start-up costs expected to be nonrecurring in nature. The 1994 increase in the cash costs of production per ounce of gold was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and a lower grade of ore being provided from the underground portion of the mine. The 1995 decrease in cash costs was primarily attributable to the availability of additional higher grade underground production, a better blending of open-pit and underground ores, and the mining of less waste in the open-pit. The increases in ore reserves during 1994 and 1995 enabled the Company to lower the depletion at the mine, which had the effect of reducing non-cash costs per ounce.

     The Company estimates the current waste-to-ore strip ratio of the open pit to be approximately 3.69 to 1. Approximately 2,000 tons per day of ore is currently being mined at the open pit operation. The underground mine is a trackless operation with a declining access from the surface, currently mining approximately 680 to 850 tons per day of ore and utilizing mechanized cut and fill and long hole benching methods. A 2,750 ton per day mill processes ore from both the open pit and underground operations. Coeur NZ estimates that approximately 89% of the gold and 55% of the silver contained in the ore mined is recovered. The production of gold and silver is subject to the risks of actual rates of recovery, continuity of ore grades, mining rates, the levels of gold and silver prices and other uncertainties inherent in any mining and processing operation. Tailings are treated by a proprietary process that removes and recycles cyanide used in the milling process.

     The Company obtained favorable variances to the Golden Cross Mine's effluent discharge permit by a decision from the Waikato Regional Council issued in August 1993. This decision was appealed to the Planning Tribunal by environmental organizations. The appeal was resolved by a decision of the Planning Tribunal in favor of the Company.

     On May 15, 1995, the Golden Cross Mine received an environmental award from the Environment Waikato Regional Counsel, citing the environmental compliance enhancement program implemented by the Company at that mine. The enhancement program included the collection of seeds of native tree species and increasing their growth through replanting on Golden Cross land to provide native wildlife habitat. In addition, the program included three water treatment systems, biological monitoring systems, a "fish friendly" fish passage, pest control programs and a public bush access track.

     During the Fall of 1995, the Company became aware of some evidence that the tailings impoundment at the Gold Cross Mine may have sustained movement. Subsequent investigation revealed that the impoundment is situated on a block of land that is apparently moving down slope at the rate of approximately 3.5cm
(1 1/2") per annum. The movement is the result of a naturally occurring deep-seated geologic phenomenon not caused by the mine's operations. The Company is implementing remedial measures, including the construction of a 600 meter drain tunnel designed to ensure the stability of the tailings dam, and presently estimates that the costs associated with those remedial measures during 1996 will approximate U.S. $4 million. The Company believes the work will solve the stability issue, but whether further work will be required and additional costs will be incurred cannot be known with absolute certainty until the planned work is completed and tested.

     Coeur NZ expended approximately $579,313 and $598,793 during 1994 and 1995, respectively, to explore properties adjacent to the Golden Cross Mine and various other properties in the eastern portion of the North Island of New Zealand. Such exploratory activities included drilling, sampling and assaying. Coeur NZ plans during 1996 to expend approximately $.4 million to explore Waihi East, Waitekauri and three other New Zealand licenses on the North Island.

FACHINAL MINE

     In January 1990, the Company acquired, through its wholly-owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver property. As discussed below, the Company completed the construction of the Fachinal Mine on schedule and under budget in October 1995 when initial mining operations commenced.

     The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is known to contain 67 veins containing gold and silver located in five mineralized zones. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of Fachinal property as well as the necessary surface rights to permit mining there.

     During 1994 and the first half of 1995, the work program at the Fachinal property included diamond drilling, underground drifting and cross-cutting at Laguna Verde, Temer and Guanaco, initiation of metallurgical testing, mine modeling, mine planning and cost estimating. Following the completion by an independent engineering firm of a final feasibility study, the Company commenced in July 1994 with the construction of mining facilities on the Fachinal property.

     Construction of new mining facilities was completed on schedule in October 1995 and include both underground and open pit mining operations, with an estimated 1,650 tons per day of throughput. The milling facility uses conventional crush/grind/floatation methods to produce a gold/silver concentrate, which is then shipped to off-site smelters for processing. As of December 31, 1995, the total project construction cost was approximately $40.8 million, which was less than the originally budgeted $41.8 million. Initial production began in October 1995 at the Fachinal Mine, which is one of the southern most mining operations in the world, employing approximately 225 workers near the town of Chile Chico, located 800 miles south of Santiago at an elevation of approximately 1,200 feet. The Company estimates that the Fachinal Mine will produce approximately 44,000 ounces of gold and 2.8 million ounces of silver during its first full year of production. As of December 31, 1995, the Company had expended a total of $79.0 million (including capitalized interest of $7.4 million) in connection with the development of the Fachinal Mine.

     Subsequent to the commencement of initial production activities at the Fachinal Mine on October 19, 1995, a total of 96,212 tons of ore was milled during the balance of 1995, and a total of 3,586 ounces of gold and 334,816 ounces of silver were produced during that period.

     Open pit and underground ores are being processed in a mill that processes 540,000 tons per year. Coeur estimates that cash operating costs at the Fachinal mining facilities will approximate $225 per gold equivalent ounce in the future. Furthermore, Coeur estimates that Fachinal's underground and open pit mining operations will process approximately 1,650 tons per day. Prior to January 1, 1996, initial production costs were capitalized as project startup costs.

     During the startup phase, a variance between mine and mill head grades from those anticipated in the feasibility study occurred. This was caused by excessive dilution and inadequate grade control procedures at the open pit mine. The Company has addressed these matters by implementing stricter geologic controls and additional equipment operator training.

     Economic, precious metals bearing mineralization at Fachinal occurs in an extensive epithermal, quartz-veins system hosted in Jurassic volcanic rocks. Based on a reserve-review report dated April 1994, by Micon International Limited, less 1995 production of 127,201 tons, the total remaining, in-place, open-pit and underground proven and probable reserves at the Fachinal property are approximately 4.431 million tons averaging 0.072 ounces per ton gold and
3.22 ounces per ton silver. The Fachinal open-pit reserve estimate, totaling
3.472 million tons averaging 0.058 ounces per ton gold and 2.53 ounces per ton silver, is based on an internal cutoff grade of 0.041 ounces per ton equivalent gold. The underground reserve which totals 959,000 tons at 0.122 ounces per ton gold and 5.73 ounces per ton silver is based on internal cutoff grades ranging from 0.088 to 0.102 ounces per ton equivalent gold. Both reserve estimates are based on gold and silver prices of $375.00 per ounce and $5.00 per ounce, respectively. Average grades reflect extractive dilution, but not losses during the recovery process. The Company estimates, based upon thorough metallurgical testing, recovery rates between 89% -- 94% for gold and 85% -- 93% for silver. The open-pit reserve estimate has also identified 872,000 tons of mineralized material, averaging 0.05 ounces per ton gold and 1.14 ounces per ton silver. Likewise, the underground resource estimate has identified an additional 990,000 tons of mineralized material averaging 0.09 ounces per ton gold and 8.55 ounces per ton silver. Confidence in these additional tonnages is insufficient for them to be included in the Fachinal reserve. Numerous other attractive exploration targets with known precious-metals mineralization remain to be evaluated.

     Although the government and economy of Chile have been relatively stable in recent years, the ownership of property in a foreign country is always subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operation or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade, investment and taxation.

EL BRONCE MINE

     In July 1994, the Company entered into an agreement with Compania Minera El Bronce de Petorca, a Chilean corporation ("CMEB"), pursuant to which the Company acquired operating control and a 51% interest in any operating profits and an option exercisable through July 1997 to also purchase from CMEB a 51% equity interest in the producing El Bronce Mine. The El Bronce Mine is an underground, gold-silver mine located on approximately 34,000 acres in the Andean foothills about 90 miles north of Santiago, Chile and is accessible by road. The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property are leased from private owners. Ore is produced from an extensive, precious-metals bearing, epithermal, quartz-vein system hosted in Cretaceous volcanic rocks. Pursuant to the agreement, the Company has made option payments totaling $12.7 million to CMEB and has expended $4.3 million through 1995 for exploration and mine development activities. In addition, in January 1996, the Company made the option payment of $3.9 million due in July 1996. In order to exercise its option to acquire a 51% equity interest in the mine, the Company will be required to invest an additional $5.0 million by July 1997. Current exploratory and developmental activities are designed to increase ore reserves and increase annual gold production to 65,000 ounces from the present level of 40,000 ounces of gold. The Company expended $1.2 million and $3.1 million during 1994 and 1995, respectively, for exploratory and developmental activities.

     In October 1994, the Company assumed operating control of the El Bronce Mine, in which the Company has a 51% interest in any operating profits. The Company plans to maintain the 500 to 600 tons per day milling rate at the mine, improve the mining method to increase ore reserves and to restructure the work force. The mill currently has a 1,200 ton per day capacity. In addition, the Company is conducting exploratory activities at three main exploration sites within the exploration exploitation area surrounding the mine.

     Based on a reserve-report review dated January 1996 by Compania Minera CDE El Bronce, in-place, proven and probable ore reserves on the El Bronce property total 777,000 tons averaging 0.205 ounces per ton gold. An additional 608,000 tons of mineralized material, averaging 0.20 ounce per ton gold, has been identified, but is currently insufficiently defined to be included in the reserve. The reserve is based on an internal cutoff of 0.088 ounces per ton gold. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 92% for gold and 90% for silver. The mineralized system remains geologically open both along strike and down-dip.

     The following table sets forth El Bronce Mine production data subsequent to its acquisition by Coeur on October 3, 1994. As stated above, the Company has a 51% interest in any operating profits from the mine. The Company's 5l% interest in the mine's operating profits from October 3, 1994 through December 31, 1994 amounted to $1,023,537 and for the year ended December 31, 1995 amounted to $763,166. The following data represents 100% of the mine s production.

                                                       THREE MONTHS
                                                           ENDED               YEAR ENDED
                                                     DECEMBER 31, 1994      DECEMBER 31, 1995
                                                     -----------------      -----------------
        Ore milled (tons).........................         56,760                286,512
        Gold (ounces).............................          9,712                 43,204
        Silver (ounces)...........................         39,605                142,229

     The following sets forth the costs of production per ounce of gold during the periods set forth below at the El Bronce Mine. Such costs include mining, processing and direct administration costs, royalties and exploration expenses.

                                                       THREE MONTHS
                                                           ENDED               YEAR ENDED
                                                     DECEMBER 31, 1994      DECEMBER 31, 1995
                                                     -----------------      -----------------
        Cash costs per ounce......................       $  174.67              $  305.68
        Depreciation, depletion and
          amortization per ounce..................           20.40                  20.51
                                                     -------------          -------------
                                                         $  195.07              $  326.19
                                                     =============          =============

     Prior to Coeur's assuming ownership, the mine was not investing sufficient amounts to expand production and cash costs were in excess of $400 per ounce. During 1995, a significant effort was commenced to develop additional working areas which are expected to lead to higher mine output. As a result, operating costs initially increased; however, it is management's expectation that costs will decline to approximately $250 per ounce of gold as production increases over a three-year development program.

COEUR D'ALENE MINING DISTRICT  --  SILVER VALLEY RESOURCES CORPORATION

     Silver Valley Resources Corporation ("Silver Valley") owns the Coeur, Galena and Caladay mines situated in the Coeur d'Alene Mining District of Idaho. Silver Valley decided on February 9, 1996 to resume mining operations at the Coeur and Galena mines with full production planned in June 1996.

     In late 1994, the Company, Callahan (a wholly-owned subsidiary of the Company) and Asarco formed Silver Valley, a Delaware corporation, and effective January 1, 1995, the Company, Callahan and Asarco transferred certain assets, including their interests in the Coeur, Galena and Caladay mines to Silver Valley. Specifically, Asarco contributed to Silver Valley Asarco's (i) ownership interest in the Joint Venture Agreement, dated August 31, 1964, related to the Coeur Mine property; (ii) interest in the lease, dated January 15, 1947, relating to the Galena Mine property; (iii) ownership interest in the Osburn tailings pond; (iv) 75% interest in the royalty deficit related to the Galena Mine property; and (v) ownership interest in certain other assets located in the Coeur d'Alene Mining District. Coeur and Callahan contributed to Silver Valley Coeur's or Callahan's (i) ownership and lease interest in the Coeur Mine property; (ii) ownership and lease interest in the Galena Mine property; (iii) ownership interest in the Caladay operating agreement; (iv) ownership interest in certain properties surrounding the above properties; and (v) 25% interest in the royalty deficit related to the Galena Mine property.

     The Board of Directors of Silver Valley consists of six directors, three of whom, including the Chairman of the Board, are appointed by Asarco and three of whom, including the President, are appointed by Coeur. Pursuant to a Shareholders' Agreement between the parties, certain specified corporate action requires a majority vote. If the voting results in a tie at any Board Meeting, the Chairman of the Board of Silver Valley, who also is the Chairman of the Board of Asarco, will decide the issue. The President of Coeur also is the President of Silver Valley and serves on its Executive Committee. Certain other officers of Silver Valley are officers of Coeur or Asarco, which companies may provide management and other services to Silver Valley upon the request of its Board of Directors.

     During 1995, Silver Valley commenced an underground development program designed to increase ore reserves at the Galena Mine. During the year, 1,496 feet of drifting and 8,499 feet of diamond drilling and recalculations resulted in the addition of 300,000 tons of ore containing 6.633 million ounces of silver to the ore reserves. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines. It is anticipated that shipments of concentrate will commence in June 1996. Furthermore, the Company estimates that the mines will produce approximately 3 million ounces of silver during the first full year of operations. A summary of the properties owned by Silver Valley follows.

     GALENA MINE

     The Galena Mine property consists of approximately 1,100 acres lying immediately west of the City of Wallace, Shoshone County, Idaho adjoining the Coeur Mine's eastern boundary. The property consists of 52 patented mining claims and 25 unpatented mining claims. The Galena Mine is primarily an underground silver-copper mine, with lead credits, which is served by two vertical shafts.

     On July 26, 1992, Asarco, which was the Galena Mine operator, suspended operations at the Galena Mine due to then prevailing silver prices ($4.31 per ounce average for the month of July 1992) and placed the property on a care and maintenance basis to conserve ore reserves.

     Based on the ore-reserve estimate dated January 1996, of Silver Valley, proven and probable ore reserves at the Galena Mine total 1,251,000 tons averaging 16.76 ounces per ton silver, 8.80% lead and 0.55% copper. The Asarco reserve estimate is based on a minimum diluted mining width of 5.0 feet for most silver-copper and silver-lead veins and 5.5 feet for lead-zone veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but do not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

     The reserve estimate has also identified an additional 290,000 tons of mineralized material which has not been included in the reserve, but given additional definition drilling or more favorable silver prices, may become mineable. This material averages 17.00 ounces per ton silver and 0.47% copper.

     The following table sets forth information, for the periods indicated, relating to total Galena Mine production:

                                                              YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                             1988         1989         1990         1991         1992
                                           ---------    ---------    ---------    ---------    ---------
                                                                                               (THROUGH
                                                                                               JULY)
Ore milled (tons).......................     202,097      201,494      173,687      182,836       91,617
Silver (ounces).........................   3,048,633    3,080,539    3,066,246    3,278,650    1,572,501
Copper (pounds).........................   1,996,045    2,058,393    1,808,408    1,993,649    1,064,085
Gold (ounces)...........................         459          323          337          332          143

     The Company's previous ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan on December 31, 1991, amounted to 50% through June 11, 1992, and 62.5% thereafter until such ownership was transferred to Silver Valley effective January 1, 1995.

     The total cost of production per ounce of silver (net of credit for copper byproduct), including mining, processing, direct administrative costs and exploration expenses, but not including financing costs, royalties and smelter charges, amounted to $4.50 in 1988, $4.35 in 1989, $4.19 in 1990, $3.94 in 1991
and $4.23 in 1992 prior to the temporary discontinuation of operations at the Galena Mine on July 26, 1992. Such costs are not necessarily indicative of actual costs that will be incurred for current mining operations.

     COEUR MINE

     The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d'Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims. Commercial production began in 1976, and total pre-production expenditures of approximately $20 million were recovered by April 1979, at which time the Company commenced receiving revenues from its non-operating joint venture interest in the mine. Asarco was the operator of the Coeur Mine pursuant to a joint venture agreement with the Company, Callahan and, prior to November 30, 1990, Hecla. Until November 30, 1990, the Company owned 40% of the ores produced from the Coeur Mine and was obligated to pay 40% of the costs. On November 30, 1990, the Company purchased Hecla's 5% interest thereby increasing the Company's interest to 45%. Effective December 31, 1991, Coeur increased its non-operating joint venture interest in the mine to 50% as a result of Coeur's acquisition of Callahan, which had acquired a 5% interest in the mine in March, 1968. Effective January 1, 1995, Coeur and Asarco transferred their interests in the Coeur Mine to Silver Valley.

     Asarco suspended operations at the Coeur mine on April 3, 1991 due to then prevailing silver prices ($3.90 per ounce average for April 1991) and placed the property on a care and maintenance basis to conserve ore reserves.

     The following table sets forth information, for the periods indicated, relating to total Coeur Mine production:

                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                         1988         1989         1990        1991
                                                       ---------    ---------    ---------    -------
                                                                                              (THROUGH
                                                                                              APRIL 3)
Ore milled (tons)...................................     144,386      159,045      147,883     37,165
Silver (ounces).....................................   2,115,623    2,198,465    2,113,341    379,856
Copper (pounds).....................................   1,893,318    2,002,864    1,843,638    335,865
Gold (ounces).......................................         313          433          480         80

     The Company's ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan's 5% interest on December 31, 1991, amounted to 45% prior to November 30, 1990 and 50% thereafter until such ownership was transferred to Silver Valley Resources effective January 1, 1995.

     The total cost of production per ounce of silver (net of credit for copper byproduct), including mining, processing, direct administration costs and exploration expenses, but not including financing costs, royalties and smelter charges, amounted to $4.71 in 1988, $4.36 in 1989, $4.68 in 1990 and $5.38 in
1991 prior to the suspension of operations at the Coeur Mine on April 3, 1991. Such costs are not necessarily indicative of actual costs that will be incurred during current mining operations.

     The ore reserves at the Coeur Mine are projected to total 377,000 tons averaging 17.33 ounces per ton silver and 0.80% copper. The Coeur unit ore reserve estimate, dated January 1, 1991, is based on a minimum mining width of
4.5 to 5.0 feet with a minimum dilution of 1.0 foot from each margin of the vein. Cutoff grades used in the reserve are estimated from costs based on the unit superintendent's forecast for 1991. The reserve estimate has also identified an additional 172,000 tons of mineralized material which has not been included in the reserve, but given additional definition drilling or more favorable precious silver prices, may become mineable. This material averages
14.21 ounces of silver per ton and 0.64% copper.

     CALADAY MINE

     The Caladay property adjoins the Galena Mine. Historically, Callahan expensed approximately $32.5 million on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. The Company believes the same geologic structures which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities may be used to benefit the Galena Mine operations.

KENSINGTON PROPERTY

     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington venture from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30, 1995, Coeur Alaska paid to the Sellers a total of $32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net returns royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production. Performance by Coeur Alaska of its obligations under the agreement is guaranteed by Coeur and performance of the obligations of the Sellers under the agreement is guaranteed by Echo Bay.

     The Kensington ore body consists of multiple, precious-metals bearing, mesothermal, quartz-pyrite-carbonate-stockwork and massive quartz purite veins hosted in Cretaceous intrusive rocks. Based on a previous Kensington Venture ore-reserve study, as audited during December 1994, by Woollett Consulting Ltd., independent consulting geologists, Kensington proven and probable ore reserves, as of December 31, 1995, are estimated to be 13.641 million tons averaging 0.143 ounces of gold per ton totaling 1.946 million ounces of gold. An additional
3.188 million tons of mineralized material averaging 0.147 ounces per ton gold has been identified, but is insufficiently defined to be included in the reserve. The Kensington ore zone has not been fully delineated at depth and several peripheral veins remain to be explored. The reserve estimate reflects the effects of extractive dilution during the mining process, but not losses during the recovery process. A gold price of $375.00 per ounce was used in calculating the reserve estimate. Based upon metallurgical testing work, the Company expects that 92% of the gold contained in ores milled will be recovered. Coeur has completed metallurgical testing primarily consisting of bench-scale grinding, flotation, cyanide leaching, carbon recovery and other tests, and a subsequent pilot scale test conducted on a bulk ore sample to simulate full-scale plant operations and to confirm selected operating parameters.

     During 1995, activities at Kensington continued to be directed toward completing the permitting process, project optimization studies and feasibility study updates. As of December 31, 1995, the Company had invested a total of $95.4 million (including capitalized interest of $15.6 million) in the Kensington property.

     Based on a feasibility study prepared by an independent engineering firm engaged to perform detailed design and engineering at the Kensington property, Coeur estimates that in the event it is decided to proceed with the construction of the Kensington facility, approximately $195 million (in addition to monies previously expended), will be required in order to place the property into commercial production. That estimate is based upon the engineering firm's completion of 30% of the engineering upon the project. An updated feasibility study is now being conducted and is expected to be completed during the second quarter of 1996. The feasibility study contemplates that after a two-year construction phase, the mine is expected to produce an average of approximately 200,000 ounces of gold per year.

     Further development of Kensington is contingent upon several factors, including completion of the updated feasibility study, gold prices and the ability of the Company to obtain valid permits. The initial Kensington feasibility study contemplates a gold price of $400 per ounce. As of February 16, 1996, the market price of gold (London final) was $404.85 per ounce.

     The major permits necessary for the construction and operation of the facility are U.S. Forest Service ("USFS") approval of the Plan of Operations, Army Corps of Engineers Section 404 permit for tailing impoundment construction, an EPA NPDES permit for the discharge of waste water and the City and Borough of Juneau ("CBJ") Large Mine Permit. In 1992, the CBJ Large Mine Permit was approved for issuance and the USFS approved the Plan of Operations. However, to respond to concerns expressed by the environmental community, the Company decided in July 1995 to make limited changes to the project. This triggered the need for a supplemental environmental impact statement process and amendment of the key permits.

     The changes were made primarily to gain the support of several environmental groups in Alaska. The key changes involve relocating the effluent discharge point from Lynn Canal to Sherman Creek, at a point adjacent to the tailings impoundment, and construction of a water treatment plant. While these changes are not required by law, they are proposed in response to comments raised by the environmental organization that they prefer fresh water discharge instead of a marine discharge. In addition, the Company proposed to switch to diesel fuel rather than liquid petroleum gas for power generation. As a result, a supplemental environmental impact statement is being prepared and associated changes will be required to be made to the National Pollution Discharge Elimination System, the CBJ, USFS operating plan and state air quality permits. Numerous more minor permits are required by government agencies which authorize construction and operations.

     The USFS approved the original environmental impact statement ("EIS") in February 1992. Thereafter, administrative appeals were filed by parties opposed to the project. The appeals alleged that the EIS did not satisfy the requirements of the National Environmental Policy Act due to, among other alleged reasons, inadequacy of baseline data used to analyze environmental impacts and failure to adequately consider alternative methods of mining and waste disposal. The appellants sought to prevent USFS approval of an operating plan for the project pending completion of an EIS meeting all legal requirements. On July 7, 1992, the USFS approved the Company's proposed Plan of Operations for the project. On July 28, 1992, the USFS ruled against the appellants upon their appeal. While Coeur believes a court would uphold the USFS determination in the event it were to be further appealed, no assurance can be given as to the outcome of any such appeal if filed. On September 16, 1992, parties opposed to the project requested that the USFS withdraw its decision to approve the operating plan on the grounds that the plan was not complete at the time it was approved. The USFS decided not to withdraw the July 7, 1992 approval of the Plan of Operations on November 10, 1992.

     In November 1992, the project's Large Mine Permit was approved by the CBJ. On April 30, 1993, a group opposed to the project filed an appeal in state court to that approval, which has been denied. The appeal is now pending before the Alaska Supreme Court.

     On February 1, 1996, Coeur entered into an agreement with a coalition of environmental groups, the Kensington Coalition, represented in part by the Sierra Club Legal Defense Fund, which eliminates potential legal challenge by the groups to the Kensington project, and dismissal of the Supreme Court appeal. Under the terms of the agreement, Coeur will provide for additional environmental input at the project while maintaining its schedule for permitting the property, which permitting process is currently in its final phase. Pursuant to the agreement, the environmental groups will not appeal or litigate the permits required for the project. The coalition of environmental groups are now in the process of considering ratification of the agreement, which agreement is not effective until ratified.

     In September 1995, Coeur entered into an agreement with the EPA and the Alaska Department of Environmental Conservation which provides for time lines to be met by the parties for the permitting process and is expected to facilitate issuance of draft major permits for the property by approximately May 1, 1996 and final permits by approximately July 1, 1996.

     In February 1996, Coeur and a consortium of three Alaska native groups announced that they reached an agreement which, if a decision is made to commence construction of the mine, should assist in facilitating construction and operation of the project, while meeting certain employment and training goals for the Native groups working on the project. Under the terms of the agreement between the Company and Goldbelt, Inc., Kake Tribal Corporation and Klukwan, Inc., the native corporations have agreed to assist the Kensington project by providing support during permitting and during mine construction and operation, assisting in communications with local organizations and agencies involved in mining development, as well as filling certain labor requirements for the project. Coeur also agreed to develop and participate in training programs for the jobs that will become available if and when mine construction begins.

     The Company owns 100% of the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres is patented claims.

FARIDE MINE

     The Faride Mine is 170 meters above sea level and located in the central plain of Region II, 10 km north of Sierra Gorda and 140 km northeast of Antofagasta, in Chile. Access is via a well-kept 12 km long dirt road that joins the area with paved road between Antofagasta and Calama and with the Antofagasta/Bolivia railroad. Infrastructure in the area is very good.

     In September 1994, Coeur d'Alene acquired an option exerciseable through January 15, 1998 to acquire a 51% operating interest in the fully-developed mine. A mine was opened in 1977 and operated through 1988, producing a total of 70,500 tons of concentration ores averaging 4.4 grams per ton gold, 224 grams per ton silver and some direct smelting ores averaging 8.96 grams per ton gold,
1.190 grams per ton silver and 0.98% copper. Under the option, Coeur d'Alene can acquire its 51% operating interest by paying US$4 million over a four-year period and investing US$3.5 million in exploration.

     The Faride property consists of 36 exploitation concessions covering approximately 2,830 hectares.

     Mineralization at the Faride Mine consists of at least 15 precious metal epithermal veins that contain structurally controlled shoots, hosted in competent granitoids. Stockworks and hydrothermal breccias of unknown extent have been detected at depth. Several vein systems have been defined in the area, the largest known is 1,800 meters long. The major veins being explored are
2.5 - 3.0 meters wide. Mineralization is known to extend to at least 200 meter depths. The Company estimates that as of January 1, 1996, ore reserves at the Faride Mine amounted to 1,785,000 tons averaging .051 ounces of gold and 3.81 ounces of silver per ton.

     Coeur is performing feasibility studies, including a mill test, which, when complete, will allow a decision to be made as to the potential of this mining property.

INTERESTS IN AUSTRALIAN MINING COMPANIES

     In December 1995, the Company announced it (i) had acquired an option to acquire 19.9% of Gasgoyne's outstanding shares and (ii) intended to extend an offer to Gasgoyne shareholders to acquire all of Gasgoyne's outstanding shares.

     In addition, in January 1996, Coeur acquired additional shares, and options to acquire additional shares, of Orion, as a result of which Coeur presently holds approximately 13.1% of Orion's outstanding shares, and upon exercise of such options, would own approximately 19.2% of Orion's outstanding shares. Additional information relating to Coeur's acquisitions of interests in Gasgoyne and Orion are set forth below. Those transactions represent Coeur's proposed entry into the Australian gold sector and are intended to position Coeur for further expansion in the Australasian Region.

     GASGOYNE

     Gasgoyne is principally engaged in the exploration, development and ownership of gold properties located in western Australia and Indonesia. Headquartered in Perth, Australia, Gasgoyne's principal asset is its 50% non-operating interest in the Yilgarn Star Gold Mine in Marvel Loch, located approximately 70km east of Perth, which started production in 1991. Gasgoyne's other major asset is its 45% interest in the Awak Mas Gold Project, located in the Province of South Sulawesi of Indonesia.

     On December 21, 1995, the Company announced that it (i) had entered into an agreement with the principal shareholder of Gasgoyne pursuant to which Coeur acquired an option (the "Option") to acquire a portion of the Gasgoyne ordinary shares owned by such shareholder (constituting 19.9% of Gasgoyne's outstanding shares), and (ii) intended to extend an offer (the "Offer") to Gasgoyne shareholders to acquire all of the outstanding shares of Gasgoyne. In late January 1996, Coeur made the filings required under the Australian securities laws with the Australian Securities Commission ("ASC") and the Australian Securities Exchange ("ASX"), upon which Gasgoyne's shares are listed. Coeur s offer has been delayed by court action in Australia instituted by another company which announced its intention to conduct a competing bid for all of Gasgoyne's shares. There can be no assurance that the Company's proposed Offer will be successful.

  The Option

     The Company entered into the above-referred Option agreement with Ioma Pty Ltd. ("Ioma"), which is the principal shareholder of Gasgoyne and is a private investment company controlled by Mr. Phil Crabb, Chief Executive Officer of Gasgoyne, Mr. Rick Crabb, a director of Gasgoyne, and other members of the Crabb family. Pursuant to that agreement, Coeur has the Option to purchase from Ioma approximately 10.6 million Gasgoyne shares, representing approximately 19.9% of Gasgoyne's outstanding shares, on the basis of 7 shares of Coeur common stock plus A$60 cash (or US$45.30 based on the currency exchange rate in effect on February 16, 1996) in exchange for each 100 Gasgoyne shares. Exercise of the Option would require Coeur to issue 742,791 Coeur shares and pay approximately A$6.4 million (or approximately US$4.8 million based on the currency exchange rate in effect on February 16, 1996) to Ioma.

     The right of Coeur to exercise the Option is subject to Coeur's conducting the Offer on terms no less favorable to Gasgoyne shareholders than the terms contained in the Option. The Option automatically will terminate if Ioma accepts the Offer prior to receipt by Ioma of Coeur's notice to exercise the Option (which notice cannot be given until five business days after dispatch of the Offer to Gasgoyne shareholders). Therefore, Ioma has the ability, following the delivery of Coeur s Offer to Gasgoyne shareholders, to accept the Offer and thereby terminate the Option.

  The Offer

     On January 29, 1996, Coeur delivered the Offer and the related Part A Statement (which are the disclosure documents required under Australian law) to the ASC. Those documents were then registered by the ASC on January 30, 1996, and on January 31, 1996, Coeur delivered them to the Board of Directors of Gasgoyne and the ASX in accordance with Australian law.

     The Offer is subject to Coeur's becoming entitled to at least 50.1% of Gasgoyne's outstanding Shares. In addition, the Offer also is subject to (i) there being no takeover offer by another party for Gasgoyne shares which becomes or is declared unconditional before the end of the Offer, (ii) there being no material adverse change in Gasgoyne's business, financial or trading position or condition, and (iii) there being no prescribed occurrence (as defined under the Australian law) occurring or being threatened with respect to Gasgoyne.

     Non-Australian shareholders of Gasgoyne accepting the Offer and Gasgoyne's shareholders accepting the Offer that are entitled to less than 50 Coeur shares will be entitled to receive only cash from Coeur in exchange for their Gasgoyne shares by means of a nominee sale. Holders of Gasgoyne options granted prior to December 21, 1995, may participate in the Offer by exercising their options.

     The Coeur shares planned to be offered in the Offer have not been registered under the Securities Act of 1933 (the "Act") in reliance upon Regulation S thereunder and, consequently, the shares may not be offered or sold by former Gasgoyne shareholders to "U.S. persons" (as defined in Rule 902(o) of Regulation S under the Act) unless the shares are registered thereunder or an exemption from such registration requirement is available. Pursuant to Rule 903(c)(2) of Regulation S, any Coeur shares issued to Gasgoyne shareholders may not be offered or sold to any U.S. person prior to the expiration of a 40-day restricted period commencing on the date of the closing of the Offer.

     Coeur may decide to borrow the funds required for the cash portion of the Offer from Rothschild Australia Limited ("Rothschild") pursuant to a loan facility providing for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%.

     Based on there being 53,891,993 Gasgoyne shares outstanding on January 25, 1996, and assuming the exercise of outstanding options to purchase an additional 3,689,000 Gasgoyne shares, the maximum number of Coeur shares Coeur could be required to issue in connection with the Offer, assuming that all Gasgoyne shareholders (including Ioma) accept the Offer, would be 4,030,669 shares, which constitutes approximately 19.7% of Coeur's presently outstanding shares. Furthermore, the maximum amount of cash that Coeur would be required to pay to all Gasgoyne shareholders (including Ioma) in the Offer would be approximately A$34.5 million (or approximately US$26.0 million based on the currency exchange rate in effect on February 16, 1996). Coeur has applied to list its shares on the ASX in connection with the Offer.

     On January 17, 1996, Sons of Gwalia Limited ("Sons of Gwalia") and Burmine Limited ("Burmine"), both of which are Australian mining companies, jointly announced that they intend to merge and that Sons of Gwalia, as the survivor of the merger, will make a takeover offer for Gasgoyne's outstanding shares on the basis of offering one Sons of Gwalia share for every three Gasgoyne shares. On February 14, 1996, Sons of Gwalia commenced a lawsuit in Australia to enjoin the delivery by Coeur of its Offer to Gasgoyne shareholders. As a result of that lawsuit, the extension by Coeur of the Offer to Gasgoyne shareholders has been delayed. Coeur cannot predict whether or the extent to which its plan to acquire Gasgoyne shares will be successful.

  Gasgoyne Business

     Gasgoyne's partners in the Yilgarn Star Gold Mine are Orion (the operator) with a 45% interest, and Gemini Mining Pty Ltd., a private Australian company owned by the Crabb family with a 5% interest. The Yilgarn Star Gold Mine operated as an open pit surface mine from 1991 until September 1995 and an underground mine commenced operations on a limited basis there in October 1995. Gasgoyne also has interests in exploration projects surrounding the Yilgarn Star Mine.

     Gasgoyne's joint venture partners in the Awak Mas Gold Project in Indonesia are Lone Star Exploration NL, an Australian gold company which is the project manager and holds a 45% interest in the project, and a private Indonesian company that has a 10% interest.

     The Part A Statement, which is the disclosure document required under Australian law to be sent to Gasgoyne shareholders, was filed by Coeur as an exhibit to its Current Report on Form 8-K filed on January 31, 1996, and includes pro forma financial information and financial forecasts that assume the acquisition by Coeur of 100% of Gasgoyne's outstanding shares. Australian law required the inclusion of that information in the Part A Statement.

     ORION

     On January 24, 1996, Coeur announced that it acquired from Homestake Mining Company ("Homestake") the shares of and options to acquire shares of Orion held by Homestake. As a result of that purchase, Coeur presently holds approximately 13.1% of Orion's outstanding shares and, upon exercise of such options, would own approximately 19.2% of Orion's outstanding shares. Coeur acquired from Homestake, for a total consideration of approximately US$10.7 million, 5.5 million Orion shares and options to purchase an additional 5.0 million shares of Orion for an exercise price of A$1.00 per share (or U.S.$.755 based on the currency exchange rate in effect on February 16, 1996). Coeur utilized its own cash resources to fund the acquisition. Earlier in January 1995 and during the last quarter of 1994, Coeur had acquired a total of 3.33 million shares of Orion primarily in transactions on the ASX for a total cost of approximately US$3.8 million.

     Orion is the operator of and has a 45% interest in the Yilgarn Star Gold Mine. Coeur will be required to obtain the approval of Australia's Foreign Investment Review Board prior to exercising options that would result in Coeur's owning more than 15% of Orion's outstanding shares. Orion's shares are listed on the Australian Stock Exchange. It is headquartered in Mt. Pleasant Western Australia and, in addition to owning its 45% operating interest in the Yilgarn Star Mine, also has a 49% non-operating interest in the Salsigne Mine in France as well as exploration interests in Australia and New Zealand.

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

                                                              YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                       1992                  1993                  1994                  1995
                                ------------------    ------------------    ------------------    ------------------
                                 HIGH        LOW       HIGH        LOW       HIGH        LOW       HIGH        LOW
                                -------    -------    -------    -------    -------    -------    -------    -------
Silver.......................   $  4.32    $  3.63    $  5.37    $  3.55    $  5.76    $  4.63    $  6.01    $  4.36
Gold.........................   $359.60    $330.35    $405.60    $326.10    $396.25    $369.65    $395.55    $372.40

MARKETING

     Coeur has historically sold its gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale to various precious metals firms. Generally, its hedging policy is to sell forward not more than 50% of its estimated annual gold production; however, actual hedging activities have not approached the 50% threshold. As of December 31, 1995, the Company has entered into forward contracts to deliver a total of 68,444 ounces of gold at an average price of $431.52 per ounce, which represents 8% of its scheduled production through 1998 and less than 2% of its total gold reserves.

EXPLORATORY MINING PROPERTIES

     Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Guyana, Chile, and New Zealand. Exploration expenses of approximately $2.5 million, $3.9 million and $4.9 million were incurred by the Company in connection with exploration activities in 1993, 1994 and 1995, respectively.

GOVERNMENT REGULATION

  General

     The Company's mining and mineral processing operations and property exploration and development activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although such regulations have never required the Company to close any mine and the Company is not presently subject to any material regulatory proceedings related to such matters, the costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws, could have a materially adverse effect upon the Company.

     For the years ended December 31, 1994 and 1995, the Company expended approximately $3.0 million and $2.9 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $3.0 million for that purpose in 1996. In addition, as of December 31, 1995, the Company had expended approximately $6.6 million on environmental and permitting activities at the Kensington property and expects to spend approximately $2.1 million for that purpose in 1996. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

  Federal Environmental Laws

     EPA Regulations. Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste. While extraction and bonification wastes are generally exempt from the Resource Conservation and Recovery Act ("RCRA"), certain processing and other wastes are now regulated as hazardous wastes. The EPA continues to evaluate the development of a program to regulate mining waste pursuant to its solid waste management authority under RCRA. In this connection, legislative re-authorization of RCRA is being discussed in Congress and the EPA is studying regulations concerning how mine wastes should be managed and regulated. If the Company's mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for cleanup, material expenditures would likely be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, the current owner or operator of the land and the owner or operator at the time of its contamination may be held liable and may be forced to undertake remedial cleanup action or to pay for the government's cleanup efforts.

     Additional regulations or requirements may also be imposed upon the Company's tailings and waste disposal operations at the Rochester Mine under the Nevada Water Pollution Control Law.

     The Company's commitment to environmental responsibility has been recognized in 14 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the "Star" award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. The receipt of such awards does not relieve the Company of its obligations to comply with all applicable environmental laws.

  Natural Resources Laws

     The Company is subject to federal and state laws designed to protect natural resources. The Company and Callahan were advised by the U.S. Department of Interior in July 1995 that they were identified as potentially responsible parties for damages resulting from alleged injury to federal natural resources with respect to the Bunker Hill Superfund Site. The Company presently cannot state whether or estimate the extent to which, if any, it will be liable for any such damages. However, the Company does not believe its liability, if any, relating to the matter will be material in amount.

  Pending Mining Legislation

     Legislation is presently being considered in the U.S. Congress to change the Mining Law of 1872 (the "Mining Act") under which the Company holds mining claims on public lands. It is considered possible that the Mining Act will be amended or be replaced by stricter legislation in the future. The legislation under consideration contains strict new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. Among the bills under consideration are bills calling for an 8% gross royalty; a 2.5% net smelter return royalty; and a 3.5% or 5% net proceeds royalty on the value of minerals mined on public lands, payable to the U.S. government. Coeur believes that if and when any royalty is imposed, it will not be a gross royalty. A significant portion of Coeur's U.S. mining properties are on public lands. Whether changes will be enacted or the extent of any changes is not presently known and the potential impact on the Company's United States activities is difficult to predict.

  Foreign Government Regulations

     The mining properties of the Company that are located in New Zealand and Chile are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the adjacent communities. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in both Chile and New Zealand.

     EMPLOYEES

     At January 31, 1996, the Company employed a total of 1,183 full-time employees, of which 47 are located at the Company's executive offices in Coeur d'Alene, Idaho, 290 are employed at the Rochester Mine, 167 are employed at the Golden Cross Mine in New Zealand, 663 are employed at the Fachinal and El Bronce Mines in Chile, and 16 are employed at the Kensington property in Alaska. The Company maintains labor agreements under country statutes in New Zealand at the Golden Cross Mine and in Chile at the Fachinal and El Bronce Mines. Both agreements are for three years and currently are being proactively administered. In the opinion of the Company, its labor relations have been satisfactory. The employees of Silver Valley Resources are employees of that company.

ITEM 2. PROPERTIES.

     Information regarding the Company's properties is set forth under Item 1 above.

ITEM 3. LEGAL PROCEEDINGS.

     On February 7, 1995, the Internal Revenue Service ("IRS") issued a 30-day letter assessing tax deficiencies of $738,806, which, if resolved in favor of the IRS, would have (i) subjected the Company to the deficiency, decreased net operating loss carry forwards by $28.2 million and resulted in the forfeiture of approximately $2 million appending tax refunds. Coeur filed a petition in the U.S. Tax Court to contest the assessment and on August 7, 1995, the Company settled the issues. Pursuant to the settlement, no deficiency was imposed and income tax refunds totaling $2,939,903, including accrued interest, were released by the IRS to the Company. The Company is still disputing one issue involving the deductibility of certain costs which, if resolved in favor of the IRS, would require the payment of approximately $130,000 by the Company. The

Company believes the remaining matter in dispute has been treated by it in a manner that is consistent with applicable law.

     Reference is made to Item 1 (Business) -- "Interests in Australian Mining Companies -- Gasgoyne -- The Offer" -- above for information relating to a lawsuit commenced in Australia in February 1996 against the Company to enjoin its proposed Offer to acquire Gasgoyne shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the Company's current executive officers:

                                        OFFICE WITH              APPOINTED
       NAME            AGE              THE COMPANY              TO OFFICE
-------------------    ---     ------------------------------    ----------
Dennis E. Wheeler      53      Chairman of the Board                1992
                               President                            1980
                               Chief Executive Officer              1986
Michael L. Clark       51      Senior Vice President                1992
                               Chief Operating Officer
James A. Sabala        41      Senior Vice President                1987
                               Chief Financial Officer              1982
                               Treasurer
Michael C. Tippett     57      Senior Vice President  --            1995
                               Exploration and New Business
                               Development
William F. Boyd        57      Vice President,                      1990
                               Corporate Counsel & Secretary
Alan L. Wilder         47      Vice President  --                   1992
                               Engineering and
                               Operations Management
Thomas T. Angelos      40      Controller                           1987

     Messrs. Wheeler, Sabala, Boyd and Angelos have been principally employed by the Company for more than the past five years. Prior to his employment with the Company in October 1992, Mr. Clark had served as the Executive Vice President and Chief Operating Officer of Pegasus Gold, Inc. since 1990. Mr. Wilder was a consultant in 1990 and 1991, and was the Manager of Engineering and Construction for the Company in 1991 until his appointment as an executive officer effective January 1, 1992. Prior to his appointment to his current position on May 9, 1995, Mr. Tippett was Executive Vice President -- CDE Chilean Mining Corporation from May 13, 1991 to May 9, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") Composite Tape and the Pacific Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on the NYSE Composite Tape:

                                                                    HIGH         LOW
                                                                   -------     -------
        1994:
        First Quarter.........................................     $23.000     $18.375
        Second Quarter........................................      21.750      16.625
        Third Quarter.........................................      22.125      17.500
        Fourth Quarter........................................      21.375      14.750
        1995:
        First Quarter.........................................      18.500      14.750
        Second Quarter........................................      21.500      17.500
        Third Quarter.........................................      20.875      17.250
        Fourth Quarter........................................      20.875      16.625

     The Company paid per share cash distributions or dividends on its Common Stock of $.15 on each of April 21, 1995, April 15, 1994, April 16, 1993 and April 15, 1992; $.12 on April 12, 1991; and $.11 on each of April 20, 1990 and April 21, 1989. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

     At February 16, 1996, there were 8,246 record holders of the Company's outstanding Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                             YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                               1991        1992        1993        1994        1995
                                             --------    --------    --------    --------    --------
                                                     (THOUSANDS EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT DATA:
Income:
  Sale of concentrates and dore...........   $ 49,035    $ 41,414    $ 67,990    $ 79,606    $ 89,239
  Less cost of mine operations............     44,072      37,829      59,804      67,802      72,210
                                             --------    --------    --------    --------    --------
  Gross profits...........................      4,963       3,585       8,186      11,804      17,029
  Other income............................      7,714       4,812       5,388      12,587       9,504
                                             --------    --------    --------    --------    --------
  Total income............................     12,677       8,397      13,574      24,591      26,533
Expenses..................................     29,178      14,118      31,548      29,392      27,591
                                             --------    --------    --------    --------    --------
Net loss from continuing operations before
  income taxes............................    (16,501)     (5,721)    (17,974)     (5,001)     (1,058)
Provision (benefit) for income taxes......     (1,198)     (4,233)     (3,932)       (265)        200
                                             --------    --------    --------    --------    --------
Loss from continuing operations...........    (15,303)     (1,488)    (14,042)     (4,736)     (1,258)
Income from discontinued operations
  (net of taxes)(1).......................        904         729         752         793       2,412
                                             --------    --------    --------    --------    --------
Income (loss) before cumulative effect of
  change in accounting method.............    (14,399)       (759)    (13,290)     (3,943)      1,154
Cumulative effect of change in accounting
  method(2)...............................                              5,181
                                             --------    --------    --------    --------    --------
Net income (loss).........................   $(14,399)   $   (759)   $ (8,109)   $ (3,943)   $  1,154
                                             ========    ========    ========    ========    ========
Per Share Data:(3)
Earnings per share data:
  Loss from continuing operations.........     $(1.00)     $(0.10)     $(0.92)     $(0.31)      $(.08)
  Income from discontinued operations (net
     of taxes)............................       0.06        0.05        0.05        0.05        0.15
                                               ------      ------      ------      ------       -----
  Income (loss) before cumulative change
     in accounting method.................      (0.94)      (0.05)      (0.87)      (0.26)       0.07
  Cumulative effect of change in
     accounting method....................         --          --        0.34          --          --
                                               ------      ------      ------      ------       -----
  Net income (loss).......................     $(0.94)     $(0.05)     $(0.53)     $(0.26)      $0.07
                                             ========    ========    ========    ========    ========
  Cash dividends per share................     $ 0.12      $ 0.15      $ 0.15      $ 0.15       $0.15
                                             ========    ========    ========    ========    ========
Weighted average number of shares
  of Common Stock and equivalents
  used in calculation.....................     15,308      15,317      15,328      15,388      15,888
                                             ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Total assets..............................   $261,034    $324,878    $325,249    $412,361    $445,646
Working capital...........................    129,883     179,370     104,883     170,087     105,597
Long-term debt............................     57,902     131,134     129,234     227,193     174,000
Shareholders' equity......................    183,938     180,991     170,849     160,292     239,832

---------------
(1) On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4.0 million was paid at the time of closing and the balance is payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $3.9 million ($2.2 million net of income taxes) during the second quarter of 1995.

(2) Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards (FAS) 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to accounting for income taxes and establishes criteria for recognizing deferred tax assets. Accordingly, the Company adjusted its existing deferred income tax assets and liabilities to reflect current statutory income tax rates and previously unrecognized tax benefits related to federal and certain state net operating loss carryforwards. FAS 109 also contains new requirements regarding balance sheet classification and prior business combinations. Hence, the Company adjusted the carrying values of an incremental interest in the Rochester Mine acquired in 1988 and CDE Chilean Mining Corp. acquired in 1990 to reflect the gross purchase value previously reported net-of-tax. The cumulative effect of the accounting change on prior years at January 1, 1993 is a nonrecurring gain of $5,181,188, or $.34 per share, and is included in the Consolidated Statement of Operations for the year ended December 31, 1993. Other than the cumulative effect, the accounting change had no material effect on the results of operations for the year ended December 31, 1993.

     As of January 1, 1993, after giving effect to the implementation of FAS 109, the significant components of the Company's net deferred tax liability were as follows:

                                                               DEFERRED INCOME TAXES
                                                            ---------------------------
                                                              ASSETS        LIABILITIES
                                                            -----------     -----------
        Property, plant and equipment..................                     $16,756,918
        AMT credit carryforwards.......................     $  938,672
        Business credit carryforwards..................        628,933
        Net operating loss carryforwards...............     17,721,115
                                                            -----------     -----------
             Total.....................................     19,288,720       16,756,918
        Less -- valuation allowance....................     (7,927,904)
                                                            -----------     -----------
             Net.......................................     $11,360,816     $16,756,918
                                                            ===========      ==========

     As permitted by FAS 109, prior year financial statements have not been restated to reflect the change in accounting method.

(3) Earnings per share are calculated based on the weighted average number of common shares outstanding and those Common Stock equivalents that are deemed to be dilutive. The 6% Convertible Subordinated Debentures Due 2002 are considered to be Common Stock equivalents. Accordingly, such debentures are assumed to be converted, and interest expense on such debentures, net of tax expense, has been considered in the computation of earnings per share, except in those instances where the effects of conversion would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company at which initial production commenced in late October 1995.

     Effective January 1, 1995, the Company, Callahan (a wholly-owned subsidiary of the Company) and Asarco contributed to Silver Valley their interests in and relating to the Galena and Coeur Mines in Idaho, at which mining activities were suspended in July 1992 and April 1991, respectively, due to then prevailing silver prices and a desire to conserve ore reserves, and the adjoining Caladay property, a silver exploration property. On February 9, 1996, Silver Valley announced a program to resume operations at the Coeur and Galena Mines in June 1996. Silver Valley estimates that during the mine's first full year of operations, they will produce a total of approximately 3,000,000 ounces of silver per annum. Silver Valley, of which Asarco owns 50% and the Company and Callahan own 50%, is in the second year of a two-year program pursuant to which it is investing approximately $25 million over the initial mine life in development and exploration at the properties in connection with which it is expanding the existing workings, improving infrastructure and diamond drilling to increase reserves and mine life.

     The Company has an option until July 1997 to purchase a 51% ownership interest in the El Bronce Mine if it invests the remaining $3.9 million option payment and also invests a minimum of an additional $1.1 million for exploration and mine development designed to expand ore reserves and increase annual gold production above the current level of 40,000 ounces per year.

     Construction of the new Fachinal mine was completed at a total cost of approximately $40.8 million and initial production commenced in October 1995. The mine presently is expected to produce approximately 44,000 ounces of gold and 2.8 million ounces of silver in its first full year.

     A production decision at the Kensington property is subject to completion of an updated feasibility study, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on February 16, 1996 was $404.85 per ounce. The Company is unable to control the timing of the issuance of the remaining required permits.

     During 1995 and early 1996, the Company acquired shares and options to acquire shares of two Australian gold mining companies, Orion and Gasgoyne, and commenced an effort to acquire all of Gasgoyne's outstanding shares, thereby positioning itself for expansion in the Australasian Region. If the offer for all of Gasgoyne's outstanding shares is fully accepted and completed, Coeur estimates that it would issue approximately 4.0 million additional shares of Common Stock and pay approximately US$26 million (based on the currency exchange rate in effect on February 16, 1996). If Coeur exercises its option to acquire additional Orion shares, Coeur would be required to pay approximately US$3.8 million (based on the currency exchange rate in effect on February 16, 1996) to fund such exercise.

     The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Sales and Gross Profits

     Sales of concentrates and dore in 1995 increased by $9,633,113, or 12%, over 1994. The increase is primarily attributable to an increase in gold and silver production. Silver and gold prices averaged $5.19 and $384.16 per ounce, respectively, in 1995 compared to $5.28 and $384.01 per ounce, respectively, in 1994. During 1995, the Company produced 7,175,394 ounces of silver and 167,985 ounces of gold compared to 6,180,215 ounces of silver and 129,239 ounces of gold in 1994.

     The cost of mine operations in 1995 increased by $4,408,045, or 7%, over 1994. Gross profit from mine operations increased by $5,225,060, or 44%, over 1994. Mine operations gross profit as a percent of sales increased to 19% in 1995 compared to 15% in 1994. The gross profit increase was primarily attributable to the decreases in silver and gold production costs in 1995 and increased silver and gold production.

     The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $232 per ounce in 1995, compared to $277 per ounce during 1994. The decrease was primarily attributable to (i) the presence in 1994 of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and lower grade of ore being provided from the underground portion of the mine; and (ii) the availability of additional underground production, a better blending of open-pit and underground ore, and the mining of less waste in the open pit in 1995. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.71 per ounce in 1995, compared to $3.57 per ounce in 1994. Cash operating costs at the El Bronce Mine averaged $306 per ounce of gold during its first full year of operation.

  Other Income

     Interest and other income in 1995 decreased by $3,083,291, or 24%, compared with 1994. The decrease is primarily due to a decrease in the level of the Company's cash and securities portfolio in 1995, notwithstanding a gain of $2.7 million arising from the sale by the Company of common shares of International Curator in the third quarter of 1994 and a gain of approximately $4.4 million from the sale of gold and silver purchased in the open market which was then delivered pursuant to fixed price forward contracts during 1995.

  Expenses

     Total expenses in 1995 decreased by $1,801,138, or 6%, from 1994. The decrease is primarily due to a significant decrease in interest expense of $1,653,115 in 1995 compared to 1994. In addition, a non-recurring write-off of $800,000 was recorded in 1994 as a result of an adverse judgment in a lawsuit described below relating to four promissory notes issued by a predecessor of the Company.

  Loss From Continuing Operations

     As a result of the above, the Company's loss from continuing operations before income taxes decreased to $1,057,887 in 1995 compared to a loss from continuing operations of $5,000,802 in 1994. The provision for income taxes amounted to $199,703 in 1995, compared to a benefit of $265,312 in 1994. As a result, the Company reported a net loss from continuing operations of $1,257,590, or $.08 per share, in 1995, compared to a net loss from continuing operations of $4,735,490, or $.31 per share, in 1994.

  Income From Discontinued Operations

     On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4 million was paid at the time of closing and the balance is payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company reported income from discontinued operations of $2.4 million, or $.15 per share, compared with $792,926, or $.05 per share in 1994.

  Net Income (Loss)

     As a result of the above, the Company reported net income of $1,154,352, or $.07 per share, in 1995, compared to a net loss of $3,942,564, or $.26 per share, in 1994.

  YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  Sales and Gross Profits

     Sales of concentrates and dore in 1994 increased by $11,616,272, or 17%, over 1993. The increase is primarily attributable to an increase in gold production and increases in metal prices. Silver and gold prices averaged $5.28 and $384.01 per ounce, respectively, in 1994 compared to $4.30 and $359.77 per ounce, respectively, in 1993. During 1994, the Company produced 6,180,215 ounces of silver and 129,239 ounces of gold compared to 6,119,219 ounces of silver and 123,310 ounces of gold in 1993. The increase in gold production is due to the Company's acquisition of an 80% interest in the Golden Cross Mine effective

April 30, 1993. The Company's 80% interest in Golden Cross production in 1994 amounted to 67,400 ounces of gold and 222,246 ounces of silver compared to 56,898 ounces of gold and 175,325 ounces of silver in 1993.

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

  Other Income

     Interest and other income in 1994 increased by $7,199,593, or 134%, over 1993. The increase is primarily due to an increase in the level of the Company's cash and securities portfolio and a gain of $2.7 million arising from the sale by the Company of common shares of International Curator Ltd. in the third quarter of 1994.

  Expenses

     Total expenses in 1994 decreased by $2,155,812, or 7%, from 1993. The decrease is primarily due to the non-recurring write-offs of $9,374,000, or $.61 per share, effected in the third quarter of 1993. Those write-offs are discussed below and included one-time provisions for litigation settlement of $5,875,000, environmental settlement of $1,230,000 and the write-off of uncollectible notes receivable of $2,268,564. A non-recurring write-off of $800,000 was recorded in 1994 as a result of an adverse judgment in a lawsuit described below relating to four promissory notes issued by a predecessor of the Company.

     On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688 plus attorney fees. The action involves an alleged claim by the plaintiff to recover on four promissory notes made by a predecessor of the Company. The notes are claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and in 1988. Plaintiff filed with the court a cost bill in the approximate amount of $225,000. The claim was settled on January 11, 1995 by a payment of $800,000.

     On November 12, 1993, the Company's Board of Directors approved the proposed settlement of Kassover v. Coeur d'Alene Mines Corporation, a class action originally filed in November 1990 and amended in March 1991 alleging violations of the federal securities laws and common law primarily in connection with the Company's public offering of Common Stock in September 1990. The proposed settlement called for the Company to (i) issue to the class members Common Stock of the Company having a fair market value of $4 million based on the average closing sale price of the Common Stock on the New York Stock Exchange during the five trading days immediately preceding the court hearing to be held in connection with the settlement and (ii) pay $1,875,000 in cash. On June 24, 1994, the U.S. District Court for the District of Idaho approved the settlement and prior to the end of 1994, a total of 220,083 shares of Common Stock were issued in connection with the settlement. The Board's decision reflected its desire to avoid the continuing substantial costs and expenses associated with the lawsuit and the inherent uncertainties of litigation. The Company recorded a litigation settlement expense of $5,875,000 in the third quarter of 1993.

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

     The above-described decrease in non-recurring expenses in 1994 from 1993 was partially offset by an increase in interest expense of approximately $6.0 million in 1994, which was related to the issuance of $100 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 in the first quarter of 1994, and increases in administrative expenses of approximately $.2 million and mining exploration of approximately $1.3 million.

  Loss From Continuing Operations Before Accounting Change

     As a result of the above, the Company's loss from continuing operations before income taxes amounted to $5,000,802 in 1994 compared to $17,973,517 in 1993. The benefit for income taxes amounted to $265,312 in 1994, compared to a benefit of $3,931,839 in 1993. As a result, the Company reported a net loss from continuing operations of $4,735,490, or $.31 per share, in 1994, compared to a net loss from continuing operations of $14,041,678, or $.92 per share, in 1993.

  Income From Discontinued Operations

     The Company reported income from discontinued operations of $792,926, or $.05 per share, compared with $751,618, or $.05 per share, in 1993.

  Loss Before Accounting Change

     As a result of the above, the Company's loss before the cumulative effect of a change in accounting amounted to $3,942,564, or $.26 per share, in 1994, compared to $13,290,060, or $.87 per share, in 1993.

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

LIQUIDITY AND CAPITAL RESOURCES

  Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 1995 was approximately $105.6 million compared to $170.1 million at December 31, 1994. The ratio of current assets to current liabilities was 6.0 to one at December 31, 1995 compared to
10.4 to one at December 31, 1994.

     Net cash provided by operating activities in 1995 increased substantially to $20,915,707 compared to $7,897,723 in 1994. Net cash used in investing activities in 1995 was $37,852,262 compared to $98,738,789 in 1994. Net cash provided by financing activities in 1995 was $18,273,414 compared to $91,310,877 net cash used in financing activities in 1994. As a result of the above, cash and cash equivalents increased by $1,336,859 in 1995 compared to a $469,811 increase in 1994.

  Conversion of Debenture Indebtedness Into Equity

     On December 19, 1995, the Company completed the underwritten call for redemption of the approximately $75 million principal amount of its 7% Convertible Subordinated Debentures Due 2002. The transaction was effected pursuant to a Standby Agreement, dated as of November 15, 1995, between the Company and UBS Securities Inc., as the standby purchaser. As a result of the transaction, the outstanding principal amount of the Debentures was converted into a total of 4,866,929 shares of Common Stock. A Registration Statement on Form S-3 relating to the underwritten call for redemption was declared effective by the Securities and Exchange Commission on November 15, 1995.

  Proposed Public Offering of Mandatory Adjustable Redeemable Convertible Securities

     The Company plans, immediately following the filing of this Form 10-K, to file a Registration Statement on Form S-3 relating to a proposed underwritten public offering of shares of a new series of preferred stock, the Mandatory Adjustable Redeemable Convertible Securities, with the total expected aggregate offering price expected to range between approximately $125 million to $150 million. The proposed securities are a class of convertible preferred stock that will be mandatorily convertible four years after issuance into Common Stock, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. If that public offering is consummated, the Company presently plans to use the proceeds therefrom, together with internally generated funds, (i) to fund the Company's developmental expenditures on existing or new gold and silver mining properties, including a portion of the expenditures to be incurred by the Company in the event it decides to place its Kensington property into commercial production; and (ii) for general corporate purposes, including the possible acquisition of, or investment in, additional gold and silver mining properties businesses.

  Construction of Fachinal Mine

     In July 1994, the Company's Board of Directors approved, and in late October 1995 the Company completed construction of the Fachinal mining facilities. The total cost of project construction at December 31, 1995 was approximately $40.8 million. On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provided for the borrowing of up to $24 million for use in the construction of the Fachinal Mine, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the banks in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada. The Company is required to guarantee repayment of the borrowing until construction of the project reaches defined completion, which is expected to occur in the first half of 1996, after which the project alone is liable for repayment. (The agreement requires the project to demonstrate compliance with certain ore throughput and financial covenants in order for construction to be deemed complete in which event the Company's loan guarantee is removed.) The interest rate prior to completion of construction of the project was equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after completion of project construction.

  Environmental Compliance Expenditures

     For the years ended December 31, 1995, 1994 and 1993, the Company expended approximately $2.9 million, $3.0 million and $2.4 million, respectively, in connection with environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, El Bronce and Fachinal Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, at December 31, 1995, the Company had expended a total of approximately $6.6 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost.

     The Company estimates that environmental compliance expenditures at its Kensington developmental property during 1996 will approximate $2.1 million related to activities associated with obtaining permits required for construction. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

  Exploration and Development Expenditures

     During 1995, the Company expended approximately $39.5 million (excluding capitalized interest) for its share of the developmental costs at the Kensington property including the acquisition of the remaining 50% of the property at a cost of $32.5 million, approximately $0.4 million at the Rochester Mine, $39.5 million (excluding capitalized interest) for the development of the Fachinal Mine, $7.9 million for investment at the El Bronce Mine and $3.1 million to continue its planned exploration and development programs. During 1996, the Company presently plans to expend approximately $4.8 million (excluding capitalized interest) to bring the Kensington property to a construction decision, approximately $0.2 million for the Fachinal Mine, and $5.0 million for developmental and exploration activities at the El Bronce Mine. It is expected that a decision will be made during the third quarter of 1996 as to whether to place the Kensington property into commercial production. The Company estimates that it will be required to expend approximately $195 million over a two-year period in connection with the construction of the Kensington mining facilities. If the Company decides to construct mining facilities at the Kensington property, the Company plans to finance the cost of construction out of the proposed public offering of Mandatory Adjustable Redeemable Convertible Securities as well as project financing, working capital and/or cash flow sources.

  Internal Revenue Service Audit

     On February 7, 1995, the Internal Revenue Service ("IRS") issued a 30-day letter assessing tax deficiencies of $738,806, which, if resolved in favor of the IRS, would have (i) subjected the Company to the deficiency, decreased net operating loss carry forwards by $28.2 million and resulted in the forfeiture of approximately $2.0 million appending tax refunds. Coeur filed a petition in the U.S. Tax Court to contest the assessment and on August 7, 1995, the Company settled the issues. Pursuant to the settlement, no deficiency was imposed, and income tax refunds totaling $2,939,903, including accrued interest, were released by the IRS to Coeur. The Company is still disputing one issue involving the deductibility of certain costs which, if resolved in favor of the IRS, would require the payment of approximately $130,000 by the Company. The Company believes the remaining matter in dispute has been treated by it in a manner that is consistent with applicable law.

  Federal Natural Resources Matter

     The Company and its wholly-owned subsidiary, Callahan, were advised by the Fish and Wildlife Service (the "Service") of the U.S. Department of the Interior on July 18, 1995 that they were identified as potentially responsible parties for damages resulting from injury to federal natural resources with respect to the Bunker Hill Superfund Site. By letter dated July 24, 1995, the Company and Callahan requested the Service to identify the federal natural resources allegedly injured, set forth the basis for the assertion that they are potentially responsible parties and quantify the dollar amount of the alleged damages. There has been no response. The Company presently cannot state whether or estimate the extent to which, if any, it may be liable for damages in connection with the matter. However, the Company does not believe its liability, if any, will be material in amount.

  Possible Source of Financing for Proposed Acquisition of Gasgoyne

     Coeur may decide to borrow the funds required for the cash portion of its Offer for Gasgoyne shares in Australia from Rothschild Australia Limited pursuant to a loan facility providing for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

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

        Consolidated Balance Sheets -- December 31, 1994 and 1995.

        Consolidated Statements of Operations -- Years Ended December 31, 1993, 1994 and 1995.

        Consolidated Statements of Changes in Shareholders'
        Equity -- Years Ended December 31, 1993, 1994 and 1995.

        Consolidated Statements of Cash Flows -- Years Ended December 31, 1993, 1994 and 1995.

        Notes to Consolidated Financial Statements.

     (b) Reports on Form 8-K: No Form 8-K was filed by the Company during the fourth quarter of 1995. On January 31, 1996, the Company filed a Form 8-K reporting its acquisition of interests in Orion and Gasgoyne and on February 15, 1996, that Form 8-K was amended.

     (c) Exhibits: The following listed documents are filed as Exhibits to this report:

        3(a)     --   Articles of Incorporation of the Registrant and amendments thereto.
                      (Incorporated herein by reference to Exhibit 3(a) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1988.)
        3(b)     --   Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K
                      for the year ended December 31, 1988.)
        3(c)     --   Certificate of Designations, Powers and Preferences of the Series A
                      Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 25, 1989 (Incorporated by reference to Exhibit 4(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1989.)
        4        --   Specimen certificate of the Registrant's stock. (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on
                      Form S-2 (File No. 2-84174).)
        10(a)    --   Agreement, dated August 31, 1964, between the Registrant, Rainbow Mining and Milling Company Ltd. and American Smelting and Refining Company, and
                      amendments thereto. (Incorporated herein by reference to Exhibit H to the Registrant's Registration Statement on Form 10 dated April 25,
                      1977.)
        10(b)    --   Agreement, dated August 1, 1979, between the Registrant, Callahan Mining
                      Corporation, Day Mines Incorporated and ASARCO Incorporated.
                      (Incorporated herein by reference to Exhibit (a) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1979.)
        10(c)    --   Executive Compensation Program. (Incorporated herein by reference to
                      Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1989.)*
        10(d)    --   Lease agreement, dated as of October 10, 1986, between Manufacturers
                      Hanover Commercial Corporation and Coeur-Rochester, Inc. (Incorporated
                      herein by reference to Exhibit 10(a) to Registrant's Current Report on
                      Form 8-K, dated October 10, 1986.)
        10(e)    --   Indenture, dated as of June 10, 1987, between the Registrant and
                      Citibank, N.A., as Trustee, relating to the Registrant's 6% Convertible
                      Subordinated Debentures Due 2002. (Incorporated herein by reference to
                      Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 10,
                      1987.)
        10(f)    --   Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and
                      Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m)
                      of the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1993.)
        10(g)    --   Refining Agreement, dated January 24, 1994, between the Registrant and
                      Handy & Harman. (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended December
                      31, 1993.)

        10(h)    --   Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated
                      herein by reference to Exhibit 10(w) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)
        10(i)    --   Master Equipment Lease No. 0 1893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated
                      herein by reference to Exhibit 10(x) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)
        10(j)    --   Rights Agreement, dated as of May 24, 1989, between the Registrant and
                      First Interstate Bank of Oregon, N.A., as Rights Agent. (Incorporated
                      herein by reference to Exhibit 2 to the Registrant's Form 8-A relating to the registration of the Rights on the American and Spokane Stock
                      Exchanges.)
        10(k)    --   Participation Agreement, dated as of November 1, 1988, between the
                      Registrant and ASARCO, Incorporated. (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1989.)
        10(l)    --   Lease dated January 15, 1947 between Vulcan Silver-Lead Corporation and
                      American Smelting and Refining Company. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Annual Report on Form
                      10-K for the year ended December 31, 1991.)
        10(m)    --   Supplemental Agreement dated June 4, 1959 between Callahan Mining
                      Corporation, American Smelting and Refining Company and Day Mines, Inc.,
                      amending lease dated January 15, 1947. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1991.)
        10(n)    --   Operating Agreement dated as of March 18, 1970 between Callahan Mining
                      Corporation, American Smelting and Refining Company and Day Mines, Inc.
                      with respect to the Caladay Project. (Incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1991.)
        10(o)    --   Lease dated September 20, 1982 between Callahan Mining Corporation and
                      Hecla Mining Company for the Hornsilver-Peerless properties
                      (Incorporated herein by reference to Exhibit 10(y) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1991.)
        10(p)    --   Agreement and Plan of Merger, dated as of September 16, 1991, by and among the Registrant, CMC Acquisition Corporation and Callahan Mining
                      Corporation. (Incorporated herein by reference to Exhibit A to the
                      Prospectus, dated November 22, 1991, contained in the Registrant's
                      Registration Statement on Form S-4 (File No. 33-44096).
        10(q)    --   Agreement, dated June 11, 1992, between Callahan Mining Corporation and
                      Hecla Mining Company (Incorporated herein by reference to Exhibit 10(z)
                      to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1992.)
        10(r)    --   Stock Purchase Agreement, dated as of April 30, 1993, among Coeur New
                      Zealand, Inc., the Registrant, Cyprus gold New Zealand Limited, Cyprus
                      Exploration and Development Corporation and Cyprus Minerals Company.
                      (Incorporated herein by reference to Exhibit 2 to the Registrant's
                      Current Report on Form 8K dated April 30, 1993.)
        10(s)    --   Amended and Restated Profit Sharing Retirement Plan of the Registrant.
                      (Incorporated herein by reference to Exhibit 10(ff) to the Registrant's
                      Annual Report on Form 10-K for the year ended December 31, 1993.)*
        10(t)    --   Indenture, dated as of January 26, 1994, between the Registrant and
                      Bankers Trust Company relating to the Registrant's 6 3/8% Convertible
                      Subordinated Debentures Due 2004. (Incorporated herein by reference to
                      Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1993.)

        10(u)    --   Purchase Agreement, dated January 18, 1994, between the Registrant and
                      Kidder, Peabody & Co. Incorporated relating to the 6 3/8% Convertible
                      Subordinated Debentures Due 2004. (Incorporated herein by reference to
                      Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1993.)
        10(v)    --   Registration Rights Agreement, dated January 26, 1994, between the
                      Registrant and Kidder, Peabody & Co., Incorporated relating to the
                      6 3/8% Convertible Subordinated Debentures Due 2004. (Incorporated
                      herein by reference to Exhibit 10(ii) to the Registrant's Annual Report
                      on Form 10-K for the year ended December 31, 1993.)
        10(w)    --   1993 Annual Incentive Plan and Long-Term Performance Share Plan of the
                      Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the
                      Registrant's Annual Report on Form 10-K for the year ended December 31,
                      1993.)*
        10(x)    --   Supplemental Retirement and Deferred Compensation Plan, dated January 1,
                      1993, of the Registrant. (Incorporated herein by reference to Exhibit
                      10(kk) to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1993.)*
        10(y)    --   Lease Agreement, dated January 12, 1994, between First Security Bank of
                      Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to
                      Exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1993.)
        10(z)    --   Agreement, dated January 1, 1994, between Coeur Gold New Zealand Limited and Johnson Matthey (Aust.) Ltd. (Incorporated herein by reference to
                      Exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1993.)
        10(aa)   --   Nonemployee Directors' Retirement Plan effective as of March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo)
                      to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1993.)*
        10(bb)   --   Extension of Employment and Severance Agreement between the Registrant and Dennis E. Wheeler which extension is dated June 28, 1994.
                      (Incorporated by reference to Exhibit 10 (nn) to the Registrant's Annual
                      Report on Form 10-K for the year ended December 31, 1994.)*
        10(cc)   --   Form of letter, dated June 28, 1994, extending the terms of the
                      Severance Agreements dated march 30, 1989 between the Registrant and
                      James Sabala, Tom Angelos, Michael Clark, Al Wilder and William Boyd.
                      (Incorporated by reference to Exhibit 10(oo) to the Registrant's Annual
                      Report on Form 10-K for the year ended December 31, 1994.)*
        10(dd)   --   401k Plan of the Registrant. (Incorporated by reference to Exhibit 10
                      (pp) to the Registrants Annual Report on Form 10-K for the year ended
                      December 31, 1994.)*
        10(ee)   --   Option Agreement of October 24, 1994 between Compania Minera El Bronce and CDE Chilean Mining Corporation. (Incorporated by reference to
                      Exhibit 10(qq) to the Registrant's Annual Report on Form 10-K for the
                      year ended December 31, 1994.)
        10(ff)   --   Asset Contribution Agreement, effective as of January 1, 1995, among the
                      Registrant, ASARCO Incorporated, Callahan Mining Company and Silver
                      Valley Resource Corporation. (Filed herewith.)
        10(gg)   --   Asset and Stock Purchase Agreement, dates as of April 28, 1995, among
                      Schauemburg International, Inc., The Flexaust Company, Inc. and Callahan
                      Mining Corporation. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated May 2, 1995.)
        10(ii)   --   Limited Recourse Project Financing Agreement, dated April 19, 1995, between the Registrant and N.M. Rothschild & Sons, Ltd. (Incorporated
                      herein by reference to Exhibit 10(b) to the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1995.)

        10(jj)   --   Venture Termination and Asset Purchase Agreement, dated as of June 30,
                      1995, among Coeur Alaska, Inc., Echo Bay Alaska, Inc. and Echo Bay
                      Exploration, Inc. (Incorporated herein by reference to Exhibit 10 to the
                      Registrant's Current Report on Form 8-K dated July 7, 1995.)
        10(kk)   --   Form of Standby Agreement, dated November 15, 1995, between the
                      Registrant and UBS Securities Inc. (Incorporated herein by reference to
                      Exhibit 1 to the Registrant's Registration Statement on Form S-3 (File
                      No. 33-64255).)
        10(ll)   --   Form of Offer, dated January 29, 1996, by the Registrant to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form
                      8-K filed January 31, 1996 (date of earliest event reported--December
                      21, 1995).)
        10(mm)   --   Part A Statement of the Registrant relating to its offer to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form
                      8-K filed January 31, 1996 (date of earliest event reported--December
                      21, 1995).)
        10(nn)   --   Call Option Agreement Over Shares, dated December 20, 1995, between the
                      Registrant and Ioma Pty Ltd. (Incorporated herein by reference to
                      Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed
                      January 31, 1996 (date of earliest event reported--December 21, 1995).)
        21       --   List of subsidiaries of the Registrant. (Filed herewith.)
        23       --   Consent of Ernst & Young. (Filed herewith.)

---------------
* Management contract or compensatory plan

     (d) Independent auditors' reports are included herein as follows:

        Coeur d'Alene Mines Corporation

        Report of Ernst & Young at December 31, 1994, and 1995, and for each of the three years in the period ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coeur d'Alene Mines Corporation

                                          By:          DENNIS E. WHEELER
                                             -----------------------------------
                                                     Dennis E. Wheeler
                                            Chairman of the Board, President and
                                                  Chief Executive Officer
Date: February 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE
               DENNIS E. WHEELER                Chairman of the Board of     February 28, 1996
       ---------------------------------           Directors, President,
               Dennis E. Wheeler                   Chief Executive Officer
                                                   and Director (Principal
                                                   Executive Officer)

                JAMES A. SABALA                  Senior Vice President,       February 28, 1996
       ---------------------------------           Chief Financial Officer,
                James A. Sabala                    Treasurer and Director
                                                   (Principal Financial and
                                                   Accounting Officer)

                CECIL D. ANDRUS                  Director                     February 28, 1996
       ---------------------------------
                Cecil D. Andrus

               JOSEPH C. BENNETT                 Director                     February 28, 1996
       ---------------------------------
               Joseph C. Bennett

                JAMES J. CURRAN                  Director                     February 28, 1996
       ---------------------------------
                James J. Curran

               DUANE B. HAGADONE                 Director                     February 28, 1996
       ---------------------------------
               Duane B. Hagadone

               JAMES A. MCCLURE                  Director                     February 28, 1996
       ---------------------------------
               James A. McClure

               JEFFREY T. GRADE                  Director                     February 28, 1996
       ---------------------------------
               Jeffrey T. Grade

                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                       ITEM 8, ITEM 14(a), AND ITEM 14(d)

                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                        COEUR D'ALENE MINES CORPORATION
                              COEUR D'ALENE, IDAHO

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

     We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note I to the financial statements, in 1993, the Company changed its method of accounting for income taxes.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 2, 1996

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                   ------------------------------
                                                                                                       1995              1994
                                                                                                   ------------      ------------
                                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................................................................   $ 16,484,767      $ 14,707,278
  Funds held in escrow..........................................................................      2,270,695
  Short-term investments........................................................................     63,077,064       128,112,407
  Receivables...................................................................................     13,809,248        11,112,918
  Inventories...................................................................................     30,980,765        34,215,127
                                                                                                   ------------      ------------
      TOTAL CURRENT ASSETS......................................................................    126,622,539       188,147,730
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment.................................................................    118,083,535        83,872,789
  Less accumulated depreciation.................................................................     34,152,342        37,394,296
                                                                                                   ------------      ------------
                                                                                                     83,931,193        46,478,493
MINING PROPERTIES
  Operational mining properties.................................................................    150,655,767       102,571,977
  Less accumulated depletion....................................................................     38,528,902        38,162,432
                                                                                                   ------------      ------------
                                                                                                    112,126,865        64,409,545
  Developmental properties......................................................................    108,819,693        95,896,774
                                                                                                   ------------      ------------
                                                                                                    220,946,558       160,306,319
NET ASSETS OF DISCONTINUED OPERATIONS...........................................................                        6,000,741
OTHER ASSETS
  Funds held in escrow..........................................................................                        2,270,695
  Notes receivable..............................................................................      5,000,000
  Debt issuance costs, net of accumulated amortization of $3,374,762 and $2,416,963.............      4,702,535         8,240,209
  Marketable equity securities..................................................................      4,390,362           418,052
  Other.........................................................................................         52,886           499,154
                                                                                                   ------------      ------------
                                                                                                     14,145,783        11,428,110
                                                                                                   ------------      ------------
                                                                                                   $445,646,073      $412,361,393
                                                                                                   ============      ============
                                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..............................................................................   $  5,743,125      $  2,289,808
  Accrued liabilities...........................................................................      3,525,305         5,226,925
  Accrued interest payable......................................................................      4,525,925         4,634,961
  Accrued salaries and wages....................................................................      5,038,506         3,867,801
  Current portion of obligations under capital leases...........................................      2,192,856         2,041,057
                                                                                                   ------------      ------------
      TOTAL CURRENT LIABILITIES.................................................................     21,025,717        18,060,552
LONG-TERM LIABILITIES
  6% convertible subordinated debentures........................................................     50,000,000        50,000,000
  6 3/8% convertible subordinated debentures....................................................    100,000,000       100,000,000
  7% convertible subordinated debentures........................................................                       75,000,000
  Limited recourse project financing............................................................     23,999,997
  Obligations under capital leases..............................................................                        2,192,856
  Other long-term liabilities...................................................................      9,386,347         5,234,899
  Deferred income taxes.........................................................................      1,402,330         1,580,804
                                                                                                   ------------      ------------
      TOTAL LONG-TERM LIABILITIES...............................................................    184,788,674       234,008,559
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, par value $1.00 per share -- authorized 10,000,000 shares, none outstanding
  Common Stock, par value $1.00 per share -- authorized 60,000,000 shares, issued 21,524,093 and
    16,633,163 shares (including 1,059,211 shares held in treasury).............................     21,524,093        16,633,163
  Capital surplus...............................................................................    247,099,977       182,881,071
  Accumulated deficit...........................................................................    (15,889,154)      (17,043,506)
  Unrealized gains (losses) on short-term investments...........................................        361,173        (8,820,137)
  Repurchased and nonvested shares..............................................................    (13,264,407)      (13,358,309)
                                                                                                   ------------      ------------
                                                                                                    239,831,682       160,292,282
                                                                                                   ------------      ------------
                                                                                                   $445,646,073      $412,361,393
                                                                                                   ============      ============

                See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1995           1994            1993
                                                        -----------    -----------    ------------
INCOME
  Sale of concentrates and dore......................   $89,239,051    $79,605,938    $ 67,989,666
  Less cost of mine operations.......................    72,210,413     67,802,368      59,803,406
                                                        -----------    -----------    ------------
       GROSS PROFITS.................................    17,028,638     11,803,570       8,186,260
OTHER INCOME -- interest, dividends, and other.......     9,504,065     12,587,356       5,387,763
                                                        -----------    -----------    ------------
       TOTAL INCOME..................................    26,532,703     24,390,926      13,574,023
EXPENSES
  Administration.....................................     3,677,354      3,824,946       3,618,772
  Accounting and legal...............................     1,625,609      1,673,223       3,108,705
  General corporate..................................     6,206,628      6,258,111       5,089,224
  Mining exploration.................................     4,853,789      3,877,614       2,533,542
  Idle facilities....................................     1,481,243      1,558,752       2,459,159
  Interest...........................................     9,745,967     11,399,082       5,364,574
  Nonrecurring charges...............................                      800,000       9,373,564
                                                        -----------    -----------    ------------
       TOTAL EXPENSES................................    27,590,590     29,391,728      31,547,540
                                                        -----------    -----------    ------------
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES..............................................    (1,057,887)    (5,000,802)    (17,973,517)
Income tax provision (benefit).......................       199,703       (265,312)     (3,931,839)
                                                        -----------    -----------    ------------
NET LOSS FROM CONTINUING OPERATIONS..................    (1,257,590)    (4,735,490)    (14,041,678)
Income from discontinued operations (net of taxes)...     2,411,942        792,926         751,618
                                                        -----------    -----------    ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING......................................     1,154,352     (3,942,564)    (13,290,060)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD.....                                    5,181,188
                                                        -----------    -----------    ------------
     NET INCOME (LOSS)...............................   $ 1,154,352    $(3,942,564)   $ (8,108,872)
                                                         ==========     ==========     ===========
EARNINGS PER SHARE DATA
Weighted average number of shares of Common Stock
  outstanding........................................    15,888,357     15,387,889      15,327,862
                                                         ==========     ==========     ===========
Net loss from continuing operations..................   $      (.08)   $      (.31)   $       (.92)
Income from discontinued operations..................           .15            .05             .05
                                                        -----------    -----------    ------------
Net income (loss) before cumulative effect of change
  in accounting......................................           .07           (.26)           (.87)
Cumulative effect of change in accounting method.....                                          .34
                                                        -----------    -----------    ------------
NET INCOME (LOSS) PER SHARE..........................   $       .07    $      (.26)   $       (.53)
                                                         ==========     ==========     ===========
CASH DIVIDENDS PER SHARE.............................   $       .15    $       .15    $        .15
                                                         ==========     ==========     ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                         COMMON STOCK                                       UNREALIZED GAINS   REPURCHASED AND
                                   ------------------------                                   (LOSSES) ON      NONVESTED SHARES
                                                    PAR         CAPITAL      ACCUMULATED       SHORT-TERM      ----------------
                                     SHARES        VALUE        SURPLUS        DEFICIT        INVESTMENTS           SHARES
                                   ----------   -----------   ------------   ------------   ----------------   ----------------
Balance at December 31, 1992...... 16,377,228   $16,377,228   $183,050,612   $ (4,992,070)                           (1,058,453)
Net Loss..........................                                             (8,108,872)
Sale of Common Stock for cash.....      8,675         8,675        139,535
Cash Dividends....................                              (2,297,520)
Issuance of shares under Stock
  Compensation Plan (net).........     10,374        10,374        181,545
Other.............................     (1,975)       (1,975)       (35,541)
                                   ----------   -----------   ------------   ------------   ----------------   ----------------
Balance at December 31, 1993...... 16,394,302    16,394,302    181,038,631    (13,100,942)                           (1,058,453)
Net Loss..........................                                             (3,942,564)
Cash Dividends....................                              (2,303,194)
Issuance of shares under Stock
  Compensation Plan (net).........     18,778        18,778        365,717
Unrealized losses.................                                                            $ (8,820,137)
Other.............................    220,083       220,083      3,779,917                                                 (758)
                                   ----------   -----------   ------------   ------------   ----------------   ----------------
Balance at December 31, 1994...... 16,633,163    16,633,163    182,881,071    (17,043,506)      (8,820,137)          (1,059,211)
Net Income........................                                              1,154,352
Cash Dividends....................                              (2,339,376)
Issuance of shares under Stock
  Compensation Plan (net).........     24,001        24,001        384,263
Unrealized Gains..................                                                               9,181,310
Conversion of 7% debentures.......  4,866,929     4,866,929     66,174,019
                                   ----------   -----------   ------------   ------------   ----------------   ----------------
Balance at December 31, 1995...... 21,524,093   $21,524,093   $247,099,977   $(15,889,154)    $    361,173           (1,059,211)
                                    =========    ==========    ===========    ===========   ===============           =========

                                    REPURCHASED AND
                                    NONVESTED SHARES
                                    ----------------
                                         AMOUNT             TOTAL
                                    ----------------   ----------------
Balance at December 31, 1992......    $  (13,444,270)    $  180,991,500
Net Loss..........................                           (8,108,872)
Sale of Common Stock for cash.....                              148,210
Cash Dividends....................                           (2,297,520)
Issuance of shares under Stock
  Compensation Plan (net).........           (39,016)           152,903
Other.............................                              (37,516)
                                    ----------------   ----------------
Balance at December 31, 1993......       (13,483,286)       170,848,705
Net Loss..........................                           (3,942,564)
Cash Dividends....................                           (2,303,194)
Issuance of shares under Stock
  Compensation Plan (net).........           124,977            509,472
Unrealized losses.................                           (8,820,137)
Other.............................                            4,000,000
                                    ----------------   ----------------
Balance at December 31, 1994......       (13,358,309)       160,292,282
Net Income........................                            1,154,352
Cash Dividends....................                           (2,339,376)
Issuance of shares under Stock
  Compensation Plan (net).........            93,902            502,166
Unrealized Gains..................                            9,181,310
Conversion of 7% debentures.......                           71,040,948
                                    ----------------   ----------------
Balance at December 31, 1995......    $  (13,264,407)    $  239,831,682
                                         ===========        ===========

                See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                               1995             1994              1993
                                                                            -----------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from continuing operations...........................   $(1,257,590)    $  (4,735,490)    $  (8,860,490)
  Add (less) noncash items:
    Depreciation, depletion, and amortization............................    16,893,392        17,537,499        13,661,502
    Cumulative effect of change in accounting method.....................                                        (5,181,188)
    Deferred income taxes................................................    (1,786,435)         (629,356)       (4,217,259)
    Loss on disposition of assets........................................       457,895           132,099           444,950
    (Gain) loss on foreign currency transactions.........................       597,009          (783,894)         (302,287)
    Gain (loss) on disposition of securities.............................       885,160        (1,541,735)
    Nonrecurring charges.................................................                                         9,373,564
  Changes in Operating Assets and Liabilities:
    Accounts receivable..................................................    (1,238,697)       (2,932,231)       (2,883,201)
    Inventories..........................................................     3,234,362          (953,103)       (2,132,683)
    Accounts payable and accrued liabilities.............................     2,527,843           759,065         3,183,344
                                                                            -----------     -------------     -------------
  Net cash provided by continuing operations.............................    20,312,939         6,852,854         3,086,252
  Income from discontinued operations....................................     2,411,942           792,926           751,618
  Add (less) noncash items:
    Depreciation, depletion & amortization...............................        85,381           288,522           191,260
    Gain (loss) on disposition of discontinued operations................    (3,963,879)            1,528
    Deferred income taxes................................................     1,607,961           528,618           501,079
  Change in operating assets and liabilities
    Accounts receivable..................................................       601,242          (267,250)         (242,100)
    Inventories..........................................................       (30,661)         (322,553)         (165,368)
    Accounts payable and accrued liabilities.............................      (109,218)           23,078            79,636
                                                                            -----------     -------------     -------------
  Net cash provided by discontinued operations...........................       602,768         1,044,869         1,116,125
                                                                            -----------     -------------     -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..........................    20,915,707         7,897,723         4,202,377
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of Cyprus Gold New Zealand, Ltd. (net of cash received).......                                       (52,818,247)
  Purchases of short-term investments....................................    (2,424,374)     (107,900,947)      (85,387,368)
  Proceeds from sales of short-term investments..........................    70,111,964        43,349,371        34,548,248
  Purchases of property, plant and equipment.............................   (44,895,523)       (9,248,331)       (4,563,607)
  Proceeds from sale of assets...........................................     1,177,328           488,353           680,873
  Proceeds from sale of discontinued operations..........................     3,133,133
  Expenditures on operational mining properties..........................   (21,027,029)      (12,736,653)       (2,524,454)
  Expenditures on developmental properties...............................   (42,509,841)      (12,760,036)       (8,926,809)
  Other..................................................................    (1,417,920)           69,454          (567,011)
                                                                            -----------     -------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES..............................   (37,852,262)      (98,738,789)     (119,558,375)
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of obligations under capital leases.........................    (2,041,056)       (1,899,771)       (1,775,333)
  Payment of cash dividends..............................................    (2,339,376)       (2,303,194)       (2,297,520)
  Proceeds from bond issuance............................................                      95,513,842
  Proceeds from project financing........................................    23,999,997
  Payment of bond conversion costs.......................................    (1,346,151)
                                                                            -----------     -------------     -------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................    18,273,414        91,310,877        (4,072,853)
                                                                            -----------     -------------     -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................     1,336,859           469,811      (119,428,851)
Cash and cash equivalents at beginning of year:
  Related to continuing operations.......................................    14,707,278        14,388,998       133,838,430
  Related to discontinued operations.....................................       440,630           289,099           268,518
                                                                            -----------     -------------     -------------
                                                                             15,147,908        14,678,097       134,106,948
                                                                            -----------     -------------     -------------
Cash and cash equivalents at end of year:
  Related to continuing operations.......................................    16,484,767        14,707,278        14,388,998
  Related to discontinued operations.....................................                         440,630           289,099
                                                                            -----------     -------------     -------------
                                                                            $16,484,767     $  15,147,908     $  14,678,097
                                                                            ============    ==============    ==============

                See notes to consolidated financial statements.

NOTE A -- BUSINESS OF COEUR D'ALENE MINES CORPORATION

     Coeur d'Alene Mines Corporation (Coeur or the Company) is principally engaged in the exploration, development and operation of silver and gold mining properties located in the United States (Nevada, Idaho and Alaska), New Zealand and South America, primarily Chile.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Callahan Mining Corporation including Coeur New Zealand, Inc., Coeur-Alaska, Inc. and CDE Fachinal Ltd. The consolidated financial statements also include all non-wholly owned entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets. Intercompany balances and transactions have been eliminated in consolidation. Investments in unincorporated joint ventures are accounted for on a proportionate consolidation basis, the most significant of which is the Golden Cross Mine.

     Revenue Recognition: Revenue is recognized when title to gold and silver passes to the buyer. The effects of forward sales are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

     Inventories: Inventories of ores on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the amount of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. Dore inventory includes product at the mine site and product held by refineries. All other inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out and weighted average cost methods.

     Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets. Certain mining equipment is depreciated using the units of production method based upon estimated total reserves. Maintenance and repairs are charged to operations as incurred.

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

     Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and are accrued over the life of the mine using the units of production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. As of December 31, 1995 and 1994 the Company provided approximately $4.3 million and $2.8 million for post-closure reclamation and restoration, and anticipates the total of such costs will be approximately $12.7 million. Amounts provided are included as Other long-term liabilities.

     Exploration and Development: Costs incurred in the search for new mineral properties are charged directly to expense. Development expenditures incurred prior to reaching the production stage, related to mining and drilling properties with identified economic reserves, are capitalized. Interest costs are capitalized on development properties until the properties are placed into operation.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1995 and 1994, cash and cash equivalents included $15,256,078 and $13,741,430 of cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. Amounts reported represent cost which approximates fair value.

     Short-term Investments: The Company invests in debt and equity securities which are classified as available for sale, according to provisions of FAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities are carried at fair value, determined by quoted prices. Unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

     Foreign Currencies: Monetary assets and liabilities of the Company's New Zealand and Chilean operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Translation gains and losses are reflected in income. Non-monetary assets and liabilities are converted at historical rates. Realized gains and losses from foreign currency transactions are reflected in income.

     Foreign Currency Forward Exchange Contracts: As part of its program to manage foreign currency risk, the Company has entered into foreign currency forward exchange contracts. Contracts related to firm commitments are designated and effective as hedges. Gains and losses are deferred and recognized in the same period as the related transactions.

     Forward Delivery Contracts: The Company sells refined gold and silver from its mines to various precious metals refiners pursuant to forward contracts or at spot prices prevailing at the time of sale. Revenue from forward sales transactions is recognized as metal is delivered.

     Earnings Per Share: Earnings per share are calculated based on the weighted average number of common stock and common stock equivalents outstanding, unless the addition of common stock equivalents would be anti-dilutive.

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

     New Accounting Standard: In March 1995, The Financial Accounting Standards Board (FASB) issued Statement No. 121 Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company adopted the statement in 1995 and there was no material impact as a result of the adoption.

     Reclassification: Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE C -- DISCONTINUED OPERATIONS

  Flexaust Company

     On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4.0 million was paid at the time of closing and the balance is payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $4.0 million ($2.4 million net of income taxes) during 1995. Flexaust generated revenues of $3,949,715 and net income from operations of $56,023 in the period January 1, 1995 to May 5, 1995 which is reflected as a component of income from discontinued operations.

NOTE D -- SHORT TERM INVESTMENTS AND MARKETABLE SECURITIES

     The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of Available-for-Sale Securities as of December 31, 1995 and 1994.

                                                                 AVAILABLE-FOR-SALE SECURITIES
                                                       -------------------------------------------------
                                                                     GROSS         GROSS       ESTIMATED
                                                                   UNREALIZED    UNREALIZED      FAIR
                                                         COST        LOSSES        GAINS         VALUE
                                                       --------    ----------    ----------    ---------
                                                                          (IN THOUSANDS)
     1995
U.S. Corporate......................................   $ 27,369      $    6         $109       $  27,472
U.S. Government.....................................     30,239          87                       30,152
                                                       --------    --------      -------       ---------
Total Debt Securities...............................     57,608          93          109          57,624
Equity Securities...................................      9,498         239          584           9,843
                                                       --------    --------      -------       ---------
                                                       $ 67,106      $  332         $693       $  67,467
                                                       ========    ========      =======        ========
     1994
U.S. Corporate......................................   $ 67,856      $3,438                    $  64,418
U.S. Government.....................................     48,314       2,461                       45,853
                                                       --------    --------      -------       ---------
Total Debt Securities...............................    116,170       5,899                      110,271
Equity Securities...................................     21,180       3,184          263          18,259
                                                       --------    --------      -------       ---------
                                                       $137,350      $9,083         $263       $ 128,530
                                                       ========    ========      =======        ========

     The gross realized gains on sales of Available-For-Sale Securities totaled $348,052 and $2,731,499 during 1995 and 1994, respectively. The gross realized losses totaled $1,233,213 and $1,189,764 during 1995 and 1994, respectively. Short-term investments mature at various dates through December 1996.

NOTE E -- INVENTORIES

     Inventories are composed of the following:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1995            1994
                                                            ------------    ------------
        In process inventory.............................   $ 25,727,357    $ 28,895,419
        Dore inventory...................................      2,052,043       1,748,207
        Supplies.........................................      3,201,365       3,571,501
                                                            ------------    ------------
                                                            $ 30,980,765    $ 34,215,127
                                                             ===========     ===========

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1995            1994
                                                            ------------    ------------
        Land.............................................   $  2,509,016    $  2,072,573
        Buildings and improvements.......................     63,444,150      22,311,170
        Machinery and equipment..........................     43,780,014      51,138,691
        Capital leases, buildings and equipment..........      8,350,355       8,350,355
                                                            ------------    ------------
                                                            $118,083,535    $ 83,872,789
                                                             ===========     ===========

     Assets subject to capital leases consist of the following:

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                         1995           1994
                                                                      -----------    -----------
Buildings..........................................................   $ 5,104,730    $ 5,104,730
Equipment..........................................................     3,245,625      3,245,625
                                                                      -----------    -----------
     TOTAL BUILDINGS AND EQUIPMENT.................................     8,350,355      8,350,355
Operational mining property........................................     7,871,007      7,871,007
                                                                      -----------    -----------
                                                                       16,221,362     16,221,362
Less allowance for accumulated amortization and depletion..........     9,255,298      8,633,847
                                                                      -----------    -----------
NET ASSETS SUBJECT TO CAPITAL LEASES...............................   $ 6,966,064    $ 7,587,515
                                                                       ==========     ==========

     Lease amortization is included in depreciation and depletion expense.

     The Company has a capital lease agreement for the Rochester mineral processing facilities which expires in 1996. The Company has renewed the lease for two additional years. The lease will be accounted for as an operating lease during the renewal period. Upon expiration of the lease, the Company is entitled to purchase the facilities for the lesser of $5,850,000 or fair market value. The Company is required to maintain a security deposit of approximately $2.3 million in an interest-bearing escrow account with the interest payable to the Company until the initial term of the lease expires.

     The Company has entered into various operating lease agreements, which expire over a period of five years. The total rent expense charged to operations under these agreements was $4,432,470, $3,697,791 and $3,636,876 for 1995, 1994
and 1993, respectively.

     Minimum lease payments under capital and operating leases are as follows:

                            YEAR ENDING                             CAPITAL       OPERATING
                            DECEMBER 31                              LEASES        LEASES
    ------------------------------------------------------------   ----------    -----------
      1996......................................................   $2,292,947    $ 3,943,297
      1997......................................................                   4,750,363
      1998......................................................                   3,461,156
      1999......................................................                     944,356
      2000......................................................                     137,682
                                                                   ----------    -----------
    TOTAL MINIMUM PAYMENTS DUE..................................    2,292,947    $13,236,854
                                                                                  ==========
      Less amount representing interest.........................      100,091
                                                                   ----------
    PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS.................    2,192,856
      Less current maturities...................................    2,192,856
                                                                   ----------
                                                                   $        0
                                                                    =========

NOTE G -- MINING PROPERTIES

     Capitalized costs for mining properties consist of the following:

                                                                           DECEMBER 31,
                                                                   -----------------------------
                                                                       1995             1994
                                                                   ------------     ------------
Operational mining properties:
  Rochester Mine, less accumulated depletion of $32,712,208 and
     $28,399,912................................................   $ 40,071,933     $ 38,315,940
  Golden Cross Mine, less accumulated depletion of $5,263,131
     and $3,631,051.............................................     12,680,097       12,894,206
  Silver Valley Resources, less accumulated depletion of
     $5,715,913.................................................      8,705,942        7,176,695
  Fachinal Mine.................................................     34,200,181
  El Bronce Mine less accumulated depletion of $553,564 and
     $101,598...................................................     16,468,712        5,936,518
  Other.........................................................                          86,186
                                                                   ------------     ------------
       TOTAL OPERATIONAL MINING PROPERTIES......................    112,126,865       64,409,545
  Developmental mining properties:
     Kensington.................................................     95,402,895       52,139,488
     Fachinal...................................................                      32,444,979
     Waihi East.................................................      8,454,000        8,454,000
     Other......................................................      4,962,798        2,858,307
                                                                   ------------     ------------
       TOTAL DEVELOPMENTAL MINING PROPERTIES....................    108,819,693       95,896,774
                                                                   ------------     ------------
       TOTAL MINING PROPERTIES..................................   $220,946,558     $160,306,319
                                                                    ===========      ===========

OPERATIONAL MINING PROPERTIES

     The Rochester Mine: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. It is one of the largest primary silver mines in the United States and a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies between 0% and 5% of the net smelter revenues of the Rochester Mine, provided the market price of silver is at least $17.35.

     Golden Cross Mine: On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine. The mine is a gold and silver surface and underground mining operation located near Waihi, New Zealand.

     The Company's 80% interest in the Golden Cross Mine, accounted for by the proportionate consolidation method, is summarized as follows:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                    1995        1994
                                                                  --------    --------
                                                                  (DOLLARS IN THOUSANDS)
        Sales of dore..........................................   $ 32,341    $ 27,582
        Cost of mine operation.................................    (26,598)    (27,819)
                                                                  --------    --------
        Net income (loss) before income taxes..................   $  5,743    $   (237)
                                                                  ========    ========
        Assets.................................................   $ 41,926    $ 44,931
        Liabilities............................................    (32,809)    (41,188)
                                                                  --------    --------
        Shareholders' equity...................................   $  9,117    $  3,743
                                                                  ========    ========

     Silver Valley Resources Corporation: On January 1, 1995, the Company entered into an agreement with Asarco Incorporated and formed a new company named Silver Valley Resources Corporation ("Silver Valley"). Both Coeur and Asarco contributed to Silver Valley their respective interests in the Galena and Coeur Mines as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley. Coeur's 50% investment is included on the balance sheet as operational mining properties. The transaction resulted in no gain or loss to the Company. On February 9, 1996, Silver Valley announced that it will reopen the Coeur and Galena Mines with full production beginning in June 1996. The two mines had previously been on standby status due to then prevailing silver prices and the desire to conserve reserves. A development program during 1995 has increased ore reserves by 20% to 1,628,000 tons and increased the ore reserve grade. When the mines are at full capacity, which is expected by June 1996, they will produce approximately 3 million ounces of silver per year. The Company capitalized $665,470 of development expenditures during the fourth quarter of 1995.

     Fachinal: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile which commenced preproduction in October 1995. The mine is in a pre-production phase until designated production levels are achieved and can be maintained. Until that time, operating costs are capitalized as start up costs. Revenue generated during the pre-production period will be credited against deferred start up costs. The mine is expected to produce 44,000 ounces of gold and 2.8 million ounces of silver in its first full year of operation.

     El Bronce Mine: On October 3, 1994, the Company assumed operating control of the El Bronce gold mine under terms of a management agreement. The mine is an underground gold and silver mine located in central Chile, approximately 90 miles north of Santiago. According to the terms of the management agreement, the Company is entitled to 51% of the net profits, and has an option to acquire a 51% equity interest in CDE El Bronce by July 1997 for a total price of $25.5 million (of which $17 million had been expended as of December 31, 1995). Coeur has commenced a four year program designed to increase gold production and improve the reserve base and profitability levels. Management fees earned in 1995 and 1994, reflected as a component of "Other Income," totaled $.8 million and $1.0 million, respectively. Total capital investment as of December 31, 1995 is $17.0 million. In January 1996, an additional $3.9 million was invested in El Bronce under the option agreement.

DEVELOPMENTAL PROPERTIES

     Kensington: On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska, by acquiring the 50% interest held by its former joint venture partner, Echo Bay Mines, Ltd., for $32.5 million plus a scaled net returns royalty on 1 million ounces of future gold production after Coeur recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty to be capped at 1 million ounces of production. The Company plans to continue its development activities at the Kensington property.

NOTE H -- LONG-TERM DEBT

     On December 19, 1995, the Company completed the underwritten call for redemption of its approximately $75 million principal amount of 7% Convertible Subordinated Debentures due 2002 with the entire debenture indebtedness converted into equity. Debenture holders received approximately 64.6 shares of common stock for each $1,000 principal amount with cash paid in lieu of any fractional shares. Coeur issued a total of approximately 4.9 million shares of common stock in connection with the debenture conversions, increasing its total shares of outstanding common stock to approximately 21.5 million shares.

     On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate led by N.M. Rothschild & Sons, Ltd. The agreement provided for the borrowing of $24 million for use in the construction of the Fachinal project, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the agreement restricts the recourse of the banks in the event of default to the assets of the Company's Chilean subsidiary, Compania Minera CDE Fachinal Limitada, if certain completion tests are attained. The Company is required to guarantee repayment of the borrowing until construction of the project reaches defined completion, after which the project alone is liable for repayment. Construction of the project was completed in October 1995; however, the agreement requires the project to demonstrate compliance with certain ore throughput and financial covenants in order for construction to be deemed complete in which event the Company's loan guarantee is removed. The Company expects this to occur during early 1996. The interest rate prior to completion of construction of the project is equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments commencing nine months after completion of project construction as defined.

     The $50 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each $1,000 of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company. The debentures mature June 10, 2002.

     The $100 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures, which have no other funding requirements until maturity, mature January 31, 2004.

     The carrying amounts and fair values of long-term borrowings, which are based on published values on December 31, 1995 and 1994, consisted of the following:

                                            DECEMBER 31, 1995              DECEMBER 31, 1994
                                       ---------------------------    ---------------------------
                                         CARRYING         FAIR          CARRYING         FAIR
                                          AMOUNT          VALUE          VALUE           VALUE
                                       ------------    -----------    ------------    -----------
    6% Convertible Subordinated
      Debentures Due 2002...........   $ 50,000,000    $44,375,000    $ 50,000,000    $40,000,000
    6 3/8% Convertible Subordinated
      Debentures Due 2004...........   $100,000,000    $93,375,000    $100,000,000    $83,500,000
    7% Convertible Subordinated
      Debentures Due 2002...........                                  $ 75,000,000    $85,125,000

     Total interest accrued in 1995, 1994 and 1993 was $17,100,759, $15,641,771 and $9,293,420 respectively, of which $7,354,793, $4,242,689 and $3,928,846, was capitalized as a cost of the mines under development.

     Interest paid was $16,251,997, $12,061,341 and $8,834,559 in 1995, 1994 and
1993, respectively.

NOTE I -- INCOME TAXES

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

     The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1995          1994          1993
                                                           -----------    ---------    -----------
From Continuing Operations:
  Current...............................................   $ 1,986,138    $ 364,044    $   285,420
  Deferred..............................................    (1,786,435)    (629,356)    (4,217,259)
                                                           -----------    ---------    -----------
       PROVISION (BENEFIT) FOR INCOME TAX...............   $   199,703    $(265,312)   $(3,931,839)
                                                            ==========    =========     ==========
From Discontinued Operations:
  Current...............................................   $       -0-    $     -0-    $       -0-
  Deferred..............................................     1,607,961      528,618        501,079
                                                           -----------    ---------    -----------
       PROVISION FOR INCOME TAX.........................   $ 1,607,961    $ 528,618    $   501,079
                                                            ==========    =========     ==========
Total:
  Current...............................................   $ 1,986,138    $ 364,044    $   285,420
  Deferred..............................................      (178,474)    (100,738)    (3,716,180)
                                                           -----------    ---------    -----------
       PROVISION (BENEFIT) FOR INCOME TAX...............   $ 1,807,664    $ 263,306    $(3,430,760)
                                                            ==========    =========     ==========

     Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes. The tax effect and sources of these differences are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1995           1994          1993
                                                          -----------    ----------    -----------
Reserve for loss on mine closure.......................   $    99,528    $  122,881    $   (84,541)
Net mine exploration and development costs.............    (2,714,890)    1,248,575      1,329,435
Net lease payments.....................................       498,401       469,745        547,783
Regular tax expense (benefit) on utilization of net
  operating losses.....................................     3,673,116    (1,196,892)    (7,341,935)
Adjustments to net operating loss and credit
  carryforwards........................................    (2,083,448)     (159,421)
Environmental costs....................................        87,100       430,500       (426,273)
Amortization of bond premium...........................       689,447      (689,447)
Unrealized investment losses...........................     3,087,048    (3,087,048)
Change in valuation allowance..........................    (2,419,687)    2,691,752        334,689
Change in deferred state taxes.........................      (411,746)      (40,077)       617,119
Other..................................................      (683,343)      108,694      1,307,543
                                                          -----------    ----------    -----------
Deferred income tax benefit............................      (178,474)     (100,738)    (3,716,180)
                                                          -----------    ----------    -----------
Less differences attributable to discontinued
  operations...........................................     1,607,961       528,618        501,079
                                                          -----------    ----------    -----------
Deferred income tax benefit from continuing
  operations...........................................   $(1,786,435)   $ (629,356)   $(4,217,259)
                                                           ==========     =========    ===========

     As of December 31, 1995 the significant components of the Company's net deferred tax liability were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                    1995            1994
                                                                 -----------    ------------
    Deferred tax liabilities:
      PP&E, net...............................................   $15,598,685    $ 20,624,892
      State taxes.............................................        15,358         427,104
                                                                 -----------    ------------
         Total deferred tax liabilities.......................    15,614,043      21,051,996
    Deferred tax assets:
      Net operating loss carryforwards........................    20,690,050      26,549,914
      AMT credit carryforwards................................     2,097,221         938,670
      Business credit carryforward............................       541,995         432,800
      Unrealized losses on short-term investments.............                     3,087,048
                                                                 -----------    ------------
         Total deferred tax assets............................    23,329,266      31,008,432
    Valuation allowance for deferred tax assets...............    (9,117,553)    (11,537,240)
                                                                 -----------    ------------
         Net deferred tax assets..............................    14,211,713      19,471,192
                                                                 -----------    ------------
         Net deferred tax liabilities.........................   $ 1,402,330    $  1,580,804
                                                                  ==========     ===========

     Changes in the valuation allowance in 1995 relate primarily to changes in unrealized losses on short-term investments.

     Coeur d'Alene Mines Corporation intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 1995. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

     A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    1995      1994      1993
                                                                   ------     -----     -----
    Tax benefit on continuing operations computed at statutory
      rates.....................................................    (35.0%)   (35.0%)   (35.0%)
    Percentage depletion........................................   (190.0%)   (46.1%)    (7.4%)
    Dividend received deduction.................................    (15.4%)    (5.2%)     (.7%)
    Interest on foreign subsidiary debt.........................    177.7%     37.8%      7.0%
    Equity in earnings of unconsolidated subsidiaries...........     49.0%
    State income tax provision..................................    (25.0%)     0.9%      3.4%
    Change in valuation allowance...............................      2.7%     43.4%     10.0%
    Utilization of net operating losses.........................    (73.4%)    (4.4%)    (0.2%)
    Federal tax assessments and withholding.....................    116.7%      9.3%      1.6%
    Other (net).................................................     11.6%     (6.0%)    (0.6%)
                                                                   ------     -----     -----
           EFFECTIVE TAX RATE ON CONTINUING OPERATIONS..........     18.9%     (5.3%)   (21.9%)
                                                                   ======     =====     =====

     For tax purposes, as of December 31, 1995, the Company has an operating loss carryforward of approximately $59.1 million and an alternative minimum tax loss carryforward of approximately $28.1 million which expire through 2010. The Company also has alternative minimum tax credit carryforwards of approximately $2,097,000 and regular tax credit carryforwards of $542,000.

     As of December 31, 1994, Callahan Mining Corporation, a subsidiary, has a net operating loss carryforward of approximately $14.0 million and an alternative minimum tax loss carryforward of approxi-mately $7.5 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses is subject to limitations.

NOTE J -- SHAREHOLDERS' EQUITY AND STOCK PLANS

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

     The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan ("Long-Term Plan"). Under the Annual Plan in 1995, benefits were payable 50% in cash and 50% in shares of Common Stock. Under the Long-Term Plan, benefits consist of (i) nonqualified stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994.

     As of December 31, 1995 and December 31, 1994, nonqualified stock options to purchase 281,518 shares and 153,600 shares, respectively, were outstanding under the Long-Term Plan. The options are exercisable at prices ranging from $13.75 to $27.00 per share. The Company continues to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     For the years ended December 31, 1995 and December 31, 1994, the Company awarded 21,656 shares and 18,778 shares, respectively, of Common Stock under the Annual Plan, representing additional compensation of $384,394 and $382,602, respectively, based on the fair market value of the shares at the date of the award.

     The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which was approved by the shareholders in May 1995. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 1995, 11,287 options were granted in lieu of $90,000 of foregone directors' fees.

     Total compensation expense charged to operations under the Plans was $1,105,798, $1,359,692 and $396,212 for 1995, 1994 and 1993, respectively.

                                                                                EXERCISE
                                                                    SHARES       PRICE
                                                                    -------     --------
        Stock options outstanding at 1/1/93......................   104,500      $17.28
        Issued...................................................    39,963       18.50
        Exercised................................................    (8,675)      13.86
        Canceled.................................................    (9,900)      17.86
                                                                    -------     --------
        Stock options outstanding at 12/31/93....................   125,888       17.85
        Issued...................................................    27,712       20.38
                                                                    -------     --------
        Stock options outstanding at 12/31/94....................   153,600       18.31
        Issued...................................................   141,096       17.26
        Exercised................................................    (3,425)      15.13
        Canceled.................................................    (9,753)      19.45
                                                                    -------     --------
        Stock options outstanding at 12/31/95....................   281,518      $17.78
                                                                    =======      ======

     As of December 31, 1995 and 1994, 427,443 shares and 101,530 shares, respectively, were available for grant under the Plans and 5,835,898 shares of Common Stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE K -- EMPLOYEE BENEFIT PLANS

     The Company provides a noncontributory defined contribution profit-sharing plan for all eligible employees. Total plan expense charged to operations was $495,123, $531,227, and $585,477 for 1995, 1994 and 1993, respectively, which is based on a percentage of salary of qualified employees.

     Effective January 1, 1995, the Company has adopted a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 10% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in four different types of investment funds. Total plan expenses charged to operations were $319,101 in 1995.

NOTE L -- FINANCIAL INSTRUMENTS

  Off Balance Sheet Risks

     The Company enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain firm commitments. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows resulting from the firm commitments will be adversely affected by changes in exchange rates. At December 31, 1995, 1994 and 1993, the Company had forward foreign exchange contracts of $41.0 million, $31.8 million and $19.6 million, respectively. In addition, the Company enters into forward metal sales contracts to hedge a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 1995, the Company had sold 68,444 ounces of gold for delivery on various dates through 1998 at an average price of $431.52 The table below summarizes, by contract, the contractual amounts of the Company's forward exchange contracts at December 31, 1995, 1994 and 1993.

                                          1995                           1994                           1993
                               ---------------------------    ---------------------------    ---------------------------
                                 FORWARD       UNREALIZED       FORWARD       UNREALIZED       FORWARD       UNREALIZED
                                CONTRACTS     GAIN (LOSS)      CONTRACTS     GAIN (LOSS)      CONTRACTS     GAIN (LOSS)
                               -----------    ------------    -----------    ------------    -----------    ------------
Currency:
  New Zealand...............   $23,268,595    $    (27,406)   $ 6,218,551      $730,898      $19,645,606      $302,287
  Chilean...................    17,699,099      (1,993,279)    22,136,461       569,035
  Australian................                                    3,417,782       181,002
Forward Metal Sales.........    29,534,791       1,528,237     31,287,729       358,484

     Gains and losses related to contracts associated with firm commitments are deferred and will be recognized during 1996 as the related commitments mature. For the years ended December 31, 1995, 1994, and 1993, the Company realized gains from its foreign exchange hedging programs of $1,947,472, $1,503,022 and $-0-, respectively, of which $328,172 in 1995 was capitalized in connection with development projects.

     For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. During 1995, the Company realized a gain of $4.4 million arising from the sale of silver and gold purchased on the open market which was delivered pursuant to forward contracts.

     The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counter party credit exposure, the Company deals only with a group of large creditworthy financial institutions, and limits credit exposure to each. In addition, to allow for situations where positions may need to be reversed, the Company deals only in markets that it considers highly liquid. The Company does not anticipate non-performance by any of these counter parties.

NOTE M -- LITIGATION

     The Company and its wholly-owned subsidiary, Callahan Mining Corporation ("Callahan"), were advised by the Fish and Wildlife Service (the "Service") of the U.S. Department of the Interior on July 18, 1995 that they were identified as potentially responsible parties for damages resulting from injury to federal natural resources with respect to the Bunker Hill Superfund Site. By letter dated July 24, 1995, the Company and Callahan requested the Service to identify the federal natural resources allegedly injured, set forth the basis for the assertion that they are potentially responsible parties and quantify the dollar amount of the alleged damages. The Service has not responded. The Company presently cannot state whether or estimate the extent to which, if any, it will be liable for damages in connection with the matter. However, the Company does not believe its liability, if any, will be material in amount.

     On September 29, 1994, following a jury trial, a judgment was entered in favor of Callahan in a lawsuit commenced in March 1992 by FN Enterprises, Inc. ("FN"), a business consulting firm for Callahan, which seeks to recover a "success fee" in the approximate amount of $673,000 in connection with the merger that resulted in Callahan becoming a wholly-owned subsidiary of the Company. Post trial motions were decided in favor of Callahan after which FN appealed the judgement against it to the Ninth Circuit Court of Appeals. While the appeal was pending, Callahan settled the litigation for the sum of $13,500.

     On September 22, 1994, a judgment was entered against the Company in the United States District Court for the District of Idaho in a case entitled Goldberg v. Coeur d'Alene Mines Corporation in the amount of $725,688, plus costs and attorney fees in the approximate amount of $225,000. The action involved an alleged claim by the plaintiff to recover on four promissory notes made by a predecessor of the Company. The notes were claimed to be the obligation of the Company by virtue of successive mergers which occurred in 1974 and in 1988. On January 19, 1995 the case was resolved by virtue of a settlement in the amount of $800,000. The amount was fully accrued as of December 31, 1994.

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

NOTE N -- GEOGRAPHIC SEGMENT INFORMATION

     The following table sets forth certain financial information relating to international and domestic operations.

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                      (THOUSANDS OF DOLLARS)
Revenues:
  United States...............................................   $ 65,903    $ 63,048    $ 52,288
  New Zealand.................................................     32,967      27,450      21,089
  South America...............................................       (127)      1,695
                                                                 --------    --------    --------
       Consolidated revenues..................................   $ 98,743    $ 92,193    $ 73,377
                                                                 ========    ========    ========
Loss From Continuing Operations Before Income Taxes:
  United States...............................................   $ (3,558)   $ (5,068)   $(13,937)
  New Zealand.................................................      5,773        (803)      1,556
  South American Operations...................................        311         921
  South American Exploration..................................     (3,584)        (51)       (411)
                                                                 --------    --------    --------
       Consolidated loss from continuing operations before
          taxes and cumulative effect of accounting change....   $ (1,058)   $ (5,001)   $(12,792)
                                                                 ========    ========    ========
Depreciation, Depletion and Amortization:
  United States...............................................   $  9,657    $ 10,707    $  7,291
  New Zealand.................................................      6,699       6,632       6,230
  South America...............................................        537         198         141
                                                                 --------    --------    --------
       Total..................................................   $ 16,893    $ 17,537    $ 13,662
                                                                 ========    ========    ========
Property, Plant and Equipment Additions
  (Including Noncash Expenditures):
  United States...............................................   $  1,512    $  5,253    $  3,818
  New Zealand.................................................      1,975         303      29,310
  South America...............................................     41,408       3,692         160
                                                                 --------    --------    --------
       Total..................................................   $ 44,895    $  9,248    $ 33,288
                                                                 ========    ========    ========
Identifiable Assets:
  United States...............................................   $286,318    $318,590    $242,929
  New Zealand.................................................     42,765      46,613      54,452
  South America...............................................    112,214      47,158      27,869
  Australia...................................................      4,349
                                                                 --------    --------    --------
       Consolidated assets....................................   $445,646    $412,361    $325,250
                                                                 ========    ========    ========

NOTE O -- SUMMARY OF QUARTERLY FINANCIAL DATA

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994:

                                                  FIRST        SECOND         THIRD     FOURTH
                                                 QUARTER       QUARTER       QUARTER    QUARTER
                                                 -------       -------       -------    -------
                                                 (THOUSANDS OF DOLLARS-EXCEPT PER SHARE DATA)
1995
----------------------------------------------
Net Sales.....................................   $17,891       $23,621       $24,803    $22,925
Gross Margin..................................   $ 1,851       $ 5,689       $ 5,651    $ 3,838
Net income (loss) from continuing
  operations..................................   $(3,367)      $ 1,239       $ 2,039    $(1,169)
Net income (loss).............................   $(3,175)      $ 3,408(a)    $ 2,039    $(1,118)
Net Income (loss) per share...................   $  (.20)      $   .22(a)    $   .13    $  (.07)
Fully diluted income (loss) per share.........     (c)         $   .19       $   .12      (c)
1994
Net Sales(b)..................................   $20,210       $19,463       $20,667    $19,266
Gross Margin(b)...............................   $ 2,870       $ 2,978       $ 4,258    $ 1,698
Net income (loss) from continuing
  operations..................................   $(2,720)      $(1,560)      $ 1,424    $(1,880)
Net income (loss)(b)..........................   $(2,597)      $(1,335)      $ 1,643    $(1,653)
Net income (loss) per share...................   $  (.17)      $  (.09)      $   .11    $  (.11)

---------------

(a) Includes income from discontinued operations(net of tax), of approximately $2.4 million ($.15 per share) related to the sale of the Flexaust Company in May 1995.

(b) Amounts have been reclassified giving effect to the sale of the Flexaust Company in May 1995. Includes net income from discontinued operations (net of taxes).

(c) Effect of fully diluted earnings per share is antidilutive and is therefore not presented.

NOTE P -- SUBSEQUENT EVENTS

     On December 21, 1995, the Company announced it had entered into an option agreement to acquire a 19.9% interest in a publicly listed Australian gold producer, Gasgoyne Gold Mines NL, and intended to extend an offer to Gasgoyne's shareholders to acquire all of the outstanding shares of Gasgoyne. On January 31, 1996, Coeur made the filings required under the Australian securities laws with the Australian Securities Commission ("ASC") to initiate proceedings for the public offer. The offer proceedings have been delayed by court action in Australia brought by another company which has announced it intends to conduct a competing bid for the shares. If accepted as originally presented, the Offer would result in Coeur paying US$23,114,991 and issuing 3,644,255 shares of Common Stock for 100% ownership of Gasgoyne.

     On January 26, 1996, the Company acquired 5.5 million shares and options to acquire an additional 5.0 million shares of Orion Resources NL, an Australian gold mining company for a total consideration of approximately US$10.7 million. Earlier in 1995 and 1994, Coeur had acquired a total of 3.33 million shares of Orion for a total cost of US$3.8 million. As a result, as of January 26, 1996, Coeur holds approximately 13.1% of Orion's outstanding shares and upon exercise of the options, would own approximately 19.2% of Orion's then outstanding shares.