Form 10-Q
period 1996-03-31
COEUR D ALENE MINES CORP
filed 1996-05-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------

                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                        Commission File Number: 1-8641
                                                ------


                        COEUR D'ALENE MINES CORPORATION
            (Exact name of registrant as specified on its charter)

             IDAHO                                        82-0109423
 --------------------------------                ----------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Ident. No.)
 incorporation or organization)

 P. O. Box I, Coeur d'Alene, Idaho                         83816
 ---------------------------------                      ----------
 (Address of principal executive                        (Zip Code)
  offices)

      Registrant's telephone number, including area code: (208) 667-3511


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                           -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,971 shares were issued and outstanding as of May 10, 1996.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------


PART I.     Financial Information:

Item 1.     Financial Statements
            Consolidated Balance Sheets --                               3-4
            March 31, 1996 and December 31, 1995


            Consolidated Statements of Operations --                       5
            Three Months Ended March 31, 1996 and 1995


            Consolidated Statements of Cash Flows --                     6-7
            Three Months Ended March 31, 1996 and 1995


            Notes to Consolidated Financial Statements                   8-9



Item 2.     Management's Discussion and Analysis of                    10-16
            Financial Condition and Results of Operations



PART II.    Other Information.                                            17


Item 6.     Exhibits and Reports on Form 8-K                              17



SIGNATURES                                                                19

                                                                     UNAUDITED
                                                                     ---------


                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


ASSETS                                            March 31,           December 31,
                                                    1996                  1995
                                                  ---------           ------------
                                                           (In Thousands)
CURRENT ASSETS
   Cash and cash equivalents                       $ 83,918             $ 16,485
   Funds held in escrow                               2,271                2,271
   Short term investments                            98,122               63,076
   Receivables                                       21,459               13,809
   Inventories                                       29,432               30,981
                                                   ---------            --------
            Total Current Assets                    235,202              126,622

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                    119,271              118,083
   Less accumulated depreciation                     35,468               34,152
                                                   ---------            --------
                                                     83,803               83,931

MINING PROPERTIES
   Operational mining properties                    159,436              150,656
   Less accumulated depletion                        40,000               38,529
                                                   ---------            --------
                                                    119,436              112,127
   Developmental properties                         110,908              108,820
                                                   ---------            --------
                                                    230,344              220,947
OTHER ASSETS
   Notes receivable                                   5,000                5,000
   Debt issuance costs, net of
      accumulated amortization                        4,548                4,703
   Marketable securities                             18,137                4,390
   Other                                              1,487                   53
                                                   ---------            --------
                                                     29,172               14,146
                                                   --------             --------
                                                   $578,521             $445,646
                                                   =========            ========

                                                                     UNAUDITED
                                                                     ---------


                          CONSOLIDATED BALANCE SHEETS
                    COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,           December 31,
                                                    1996                  1995
                                                  ---------           ------------
                                                           (In Thousands)
CURRENT LIABILITIES
   Accounts payable                               $  3,434              $  5,743
   Accrued liabilities                               7,207                 3,525
   Accrued interest payable                          3,624                 4,526
   Accrued salaries and wages                        3,959                 5,039
   Cash dividends payable                            3,071
   Current portion of obligations under
     capital leases                                  1,659                 2,193
                                                  ---------             --------
           Total Current Liabilities                22,954                21,026

OTHER LIABILITIES
   6% Subordinated Convertible Debentures           50,000                50,000
   6 3/8% Subordinated Convertible Debentures      100,000               100,000
   Limited recourse project financing               24,000                24,000
   Other long-term liabilities                       9,695                 9,386
   Deferred income taxes                             1,399                 1,402
                                                  ---------             --------
        Total Long-Term Liabilities                185,094               184,788

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable Convertible
   Securities (MARCS), par value $1.00 per
     share, (a class of preferred stock)-
     authorized 10,000,000 shares,
     6,588,235 issued and outstanding                6,588
   Common Stock, par value $1.00 per share-
     authorized 60,000,000 shares, issued
     16,655,051 and 16,633,163 shares
     (including 1,059,211 shares
     held in treasury stock)                        21,524                21,524
   Capital surplus                                 372,090               247,100
   Accumulated deficit                             (15,756)              (15,889)
   Unrealized gains (losses) on
     short-term investments                           (729)                  361
   Repurchased and Nonvested Shares                (13,244)              (13,264)
                                                  ---------             ---------
                                                   370,473               239,832
                                                  ---------             --------
                                                  $578,521              $445,646
                                                  =========             ========
See notes to consolidated financial statements.

                                                                     UNAUDITED
                                                                     ---------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three Months Ended March 31, 1996 and 1995

                                                      1996                  1995
                                                  -----------           -----------
                                               (In thousands except per share amounts)
INCOME
   Sale of concentrates and dore'                   $ 22,609             $ 17,891
   Less cost of mine operations                       19,596               16,041
                                                    ---------            --------
            Gross Profits                              3,013                1,850

OTHER INCOME
   Interest and other                                  1,931                2,387
                                                    ---------            --------
            Total Income                               4,944                4,237
EXPENSES
   Administration                                      1,088                  964
   Accounting and legal                                  274                  368
   General corporate                                   1,650                1,463
   Interest                                              684                2,982
   Mining exploration                                  1,039                1,136
   Idle facilities                                                            541
                                                    ---------            --------
            Total Expenses                             4,735                7,454
                                                    ---------            --------

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES                                  209               (3,217)
   Provision for income taxes                            (76)                (150)
                                                    ---------            ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS        $    133             $ (3,367)
INCOME FROM DISCONTINUED OPERATIONS                                           192
                                                    ---------            --------
NET INCOME (LOSS)                                   $    133             $ (3,175)
                                                    =========            =========

EARNINGS PER SHARE DATA

Earnings per share data:

   Weighted average number
      of shares of Common Stock
      and equivalents used in
      calculation                                     20,502               15,578
                                                    =========            ========

Net Income (Loss)from Continuing Operations         $    .01             $   (.21)
Net Income From Discontinued Operations                                       .01
                                                    ---------            --------
Net Income (Loss) Per Share                         $    .01             $   (.20)
                                                    =========            =========
Net Loss per share attributable to
   Common Shareholders                              $   (.02)            $   (.20)
                                                    =========            =========
Dividends per Common Shareholders                   $    .15             $    .15
                                                    =========            ========

See notes to consolidated financial statements.

                                                                     UNAUDITED
                                                                     ---------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three months ended March 31, 1996 and 1995

                                                         1996                 1995
                                                     ------------         ------------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations         $   133             $(3,367)

   Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in)
    operating activities:
      Depreciation, depletion and amortization            3,179               3,679
   Accrued reclamation                                      347                 280
      Deferred income taxes                                  (3)             (1,120)
   Gain (loss) on disposition of assets                    (315)                290
      Gain (loss)on foreign currency transactions           103                (392)
      Loss on sale of short-term investments                 13                 341

   Change in operating assets and liabilities:
      Accounts receivable                                  (666)               (937)
      Inventories                                         1,549                  17
Accounts payable and accrued liabilities                 (2,170)             (2,842)
Interest payable                                           (902)                397
                                                        --------            -------
Net cash provided by (used in)continuing
        operations                                        1,268              (3,654)

   Income from discontinued operations                                      $   192

   Adjustments to reconcile income from
    discontinued operations to net cash provided
    by operating activities                                                     124
                                                        --------            -------
                                                                                316
                                                        --------            -------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                1,268              (3,338)
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in unconsolidated subsidiary               (1,418)
   Purchase of property, plant, and equipment              (580)               (646)
Purchase of short-term investments                      (81,007)             (2,399)
Proceeds from sales of marketable securities             30,936              19,955
   Expenditures on developmental properties              (2,668)            (10,428)
Expenditures on operational mining properties           (14,453)             (1,627)
Proceeds from (investment in)other assets                   189                  82
                                                       ---------            -------
NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                          (69,001)              4,937

                                                                     UNAUDITED
                                                                     ---------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three months ended March 31, 1996 and 1995

                                                         1996                 1995
                                                     ------------         --------
                                                               (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from preferred stock issuance
     (net of costs)                                     135,700
   Proceeds from bank loans                                                   5,000
   Retirement of obligations under capital leases          (534)             (1,032)
                                                       ---------            --------
NET CASH PROVIDED BY
             FINANCING ACTIVITIES                       135,166               3,968
                                                       ---------            -------
   INCREASE IN CASH AND CASH EQUIVALENTS                 67,433               5,567

Cash and cash equivalents at beginning of year           16,485              15,148
                                                       ---------            -------

   CASH AND CASH EQUIVALENTS AT
      MARCH 31, 1996 AND 1995                          $ 83,918           $  20,715
                                                       =========          =========


See notes to consolidated financial statements.

                                                                  UNAUDITED

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:  Inventories are comprised of the following:


                                               MARCH 31,       DECEMBER 31,
                                                 1996              1995
                                               --------        -----------
                                                      (In Thousands)

      Ore in process and on leach pads          $24,583        $25,727
      Dore' inventory                             1,252          2,052
      Supplies                                    3,597          3,201
                                                -------        -------
                                                $29,432        $30,980
                                                =======        =======

     Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery are accounted for prospectively. All other inventories are stated at the lower of cost or market with cost being determined using first in, first out and weighted average cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE B:

     The Company's tax expense for the first quarter of 1996 results primarily from amounts paid for foreign withholdings tax.

NOTE C:

     On March 8, 1996, the Company completed a public offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. The dividends will be deducted in computing net income (loss) attributable to Common Shareholders. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the

Company has sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $145.8 million.

NOTE D:

     On December 21, 1995, the Company announced it had entered into an option agreement to acquire a 19.9% interest in a publicly listed Australian gold producer, Gasgoyne Gold Mines NL ("Gasgoyne"), and intended to extend an offer to Gasgoyne's shareholders to acquire all of the outstanding shares of Gasgoyne. On January 31, 1996, Coeur made the filings required under the Australian securities laws with the Australian Securities Commission ("ASC") to initiate proceedings for the public offer. As of April 26, 1996, on which date the Company's offer expired, Coeur held or was entitled to hold approximately 35.4% of Gasgoyne's outstanding shares which it acquired by issuing a total of 1,419,832 shares of the Company's Common Stock and paying a total of approximately $15.4 million to Gasgoyne shareholders. Commencing in the second quarter of 1996, Coeur will begin reporting its proportionate share of Gasgoyne's net results of operations pursuant to standards set forth under generally accepted accounting principles for the equity method of accounting for investments.

     On January 26, 1996, for a total consideration of approximately US$10.7 million, the Company acquired 5.5 million shares and options to acquire an additional 5.0 million shares of Orion Resources NL, an Australian gold mining company ("Orion"). Earlier in 1995 and in 1994, Coeur had acquired a total of
3.33 million shares of Orion for a total cost of US$3.8 million. On March 27, 1996, the Company exercised its option to acquire the additional 5.0 million shares of Orion. As a result, Coeur holds approximately 19.2% of Orion's outstanding shares.

NOTE E:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE F:

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

     On February 9, 1996, Silver Valley Resources Corporation ("Silver Valley"), 50% owned by the Company, announced a program to resume operations at the Coeur and Galena Mines with full production scheduled to commence in June 1996. Silver Valley estimates that during the mines' first full year of operations, they will produce a total of approximately 3,000,000 ounces of silver per annum. Silver Valley is also conducting a development and exploration program at the properties in connection with which it is expanding the existing workings, improving infrastructure and conducting diamond drilling to further increase reserves and mine life.

     The Company has an option until July 1997 to purchase a 51% ownership interest in the El Bronce Mine if it invests the remaining $3.9 million option payment and also invests a minimum of an additional $1.1 million for exploration and mine development designed to expand ore reserves and increase annual gold production. Since the Company took over operations at El Bronce, it has been able to increase production 42.5% from approximately 40,000 ounces per year to approximately 57,000 ounces forecast in 1996.

     Construction of the new Fachinal mine was completed at a total cost of approximately $41.1 million and initial production commenced in October 1995. The mine presently is expected to produce approximately 44,000 ounces of gold and 2.8 million ounces of silver during its first full year of commercial production.

     A production decision at the Kensington Property is subject to completion of an updated feasibility study, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on May 10, 1996 was $393.20 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance; however, it is expected that all permits will be received by the end of 1996.

     On April 26, 1996, the Company's offer (the "Offer") to acquire outstanding shares of Gasgoyne Gold Mines NL, an Australian gold mining company, ("Gasgoyne") expired. Pursuant to the Offer, Coeur acquired approximately 35.4% of Gasgoyne's outstanding shares. (Pursuant to a competing bid that expired on the same date, another Australian gold mining company, Sons of Gwalia Limited ("Sons of Gwalia"), acquired approximately 61.4% of Gasgoyne's outstanding shares.) Coeur has also acquired approximately 19.2% of the outstanding shares of Orion Resources NL, an Australian gold mining company ("Orion"). Gasgoyne and Orion own 50% and 45%, respectively, of the Yilgarn Star Mine located in western Australia, which produced approximately 110,600 ounces of gold in Gasgoyne's fiscal year ended June 30, 1995 and approximately 81,727 ounces of gold in the nine months ended March 31, 1996. Coeur presently intends to retain its Gasgoyne and Orion shares, which represent Coeur's entry into the Australian gold sector and are intended to position Coeur for further expansion in the Australian Pacific Rim Region. Commencing in the second quarter of 1996, Coeur will begin reporting its proportionate share of Gasgoyne's net results of operations pursuant to standards set forth under generally accepted accounting principles for the equity method of accounting for investments. The Company estimates that based on Gasgoyne's projected results of operations for the year ended December 31, 1996, the Company's share of Gasgoyne's earnings in 1996, net of goodwill amortization and financing costs, will approximate $1 million.

     The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

     This report contains certain forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) changes in the market prices of gold and silver, (ii) the uncertainties inherent in the Company's exploratory and developmental activities, (iii) the uncertainties inherent in the estimation of gold and silver ore reserves, (iv) changes that could result from the Company's future acquisition of new mining properties or businesses, (v) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries.


RESULTS OF OPERATIONS
- ---------------------
      Three Months Ended March 31, 1996 Compared to Three Months Ended
      March 31, 1995.
      ------------------------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' in the first quarter of 1996 increased by $4.7 million, or 26%, over the first quarter of 1995. The increase in sales is primarily attributable to an increase in gold and silver production. In the first quarter of 1996, the Company produced 2,191,685 ounces of silver and 45,201 ounces of gold compared to 1,528,817 ounces of silver and 36,571 ounces of gold in the first quarter of 1995. Silver and gold prices averaged $5.54 and $400.14 per ounce, respectively, in the first quarter of 1996, compared with $4.70 and $379.10 per ounce, respectively, in the first quarter of 1995.

     The cost of mine operations in the first quarter of 1996 increased by $3.6 million, or 22%, over the prior year's comparable quarter. The increase is primarily due to an increase in gold and silver production. Gross profit from mining operations in the first quarter of 1996 increased by $1.2 million, or 63%, to $3.0 million compared to gross profit from mining operations of $1.8 million in the first quarter of 1995. Mine operations gross profit as a percent of sales amounted to 13% in the first quarter of 1996, compared to 10% in the first quarter of 1995. The improvement in the gross profit percentage is primarily attributable to higher gold and silver prices. In the first quarter of 1996, the Company realized gold and silver prices of $5.57 and $401.40, respectively, compared with average market prices of $5.54 and $400.14, respectively.

OTHER INCOME

     Interest and other income in the first quarter of 1996 decreased by $.5 million, or 19%, compared with the first quarter of 1995. The decrease is due primarily to a decrease in the average size of the Company's cash and short-term investment portfolio during the first quarter of 1996 as compared to the first quarter of 1995.

EXPENSES

     Total expenses in the first quarter of 1996 decreased by $2.7 million compared to the prior year's first quarter. The decrease is primarily due to a decrease in interest expense of $2.3 million which is the result of the Company's underwritten call for redemption of $75 million principal amount of 7% Convertible Subordinated Debentures during the fourth quarter of 1995. In addition, accounting and legal expenses decreased by $.1 million, exploration expense decreased by $.1 million and idle facilities expense decreased by $.5 million. Those decreases are partially offset by increases in administrative expenses of $.1 million and general corporate expenses of $.2 million.


NET INCOME (LOSS) FROM CONTINUING OPERATIONS

     The Company's income from continuing operations before income taxes amounted to $.2 million in the first quarter of 1996 compared to a loss from continuing operations before income taxes of $3.2 million in the first quarter of 1995. The Company provided $.1 million for income taxes in the first quarter of 1996 compared with a provision of $.2 million in the first quarter of 1995. As a result, the Company reported a net income from continuing operations of $.1 million, or $.01 per share, in the first quarter of 1996 compared to a net loss from continuing operations of $3.4 million, or .21 per share, in the first quarter of 1995. In the first quarter of 1995, the Company also reported income of $.2 million, or $.01 per share, arising from discontinued operations. As a result, the Company's net income for the first quarter of 1996 is $.1 million, or $.01 per share, compared with a net loss of $3.2 million, or $.20 per share, in 1995's first quarter.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at March 31, 1996 was approximately $212.2 million compared to $105.6 million at December 31, 1995. The ratio of current assets to current liabilities was 10.2 to one at March 31, 1996 compared to
6.0 to one at December 31, 1995.

     Net cash provided by operating activities in the first quarter of 1996 was $1.3 million compared to $3.3 million used in operating activities in the first quarter of 1995. Net cash used by investing activities in the first quarter of 1996 was $69.0 million compared to $4.9 million provided by investing activities in the prior year's comparable period. Net cash provided by financing activities in the first quarter of 1996 was $135.2 million, compared to $4.0 million provided in the first quarter of 1995. As a result of the above, cash and cash equivalents increased by $67.4 million in the first quarter of 1996 compared to a $5.6 million increase for the comparable period in 1995.

CONSTRUCTION OF THE FACHINAL MINE; CAPITALIZATION OF NET OPERATING LOSS

     In October 1995, the Company completed construction of the Fachinal mining facilities. The total cost of project construction was approximately $41.1 million. On April 19, 1995, the Company completed a limited recourse project financing agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. The agreement provides for the borrowing of up to $24 Million for use in the construction of the Fachinal Mine, contains various covenants and is dependent upon attainment of certain completion tests. Furthermore, the Company is required to guarantee repayment of the borrowing until construction of the project reaches defined completion after which the project alone is liable for repayment. (The agreement requires the project to demonstrate compliance with certain ore throughput and financial covenants in order for construction to be deemed complete, in which event the Company's loan guarantee is removed.) The interest rate prior to completion of construction of the project was equal to LIBOR plus 1.5% and increases to LIBOR plus 2.75% after completion. The borrowing is repayable in eight equal remaining semiannual installments after completion of project construction. A net operating loss of approximately $1.4 million at the Fachinal Mine was capitalized since the mine did not reach commercial production during the first quarter of 1996. The Company has implemented a program which is designed to rectify certain startup inefficiencies at Fachinal. The program consists of increased employee training and a review and optimization of the mining methods and the overall mine plan.

PUBLIC OFFERING OF MARCS

     On March 8, 1996, the Company completed a public offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company has sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $145.8 million.

ACQUISITIONS OF INTERESTS IN AUSTRALIAN GOLD MINING COMPANIES

     GASGOYNE. As stated above, Coeur's Offer for outstanding Gasgoyne shares expired on April 26, 1996. Pursuant to the Offer, which was conducted on the basis of 7 Coeur shares of Common Stock plus A$96 in exchange for each 100 Gasgoyne shares, Coeur issued a total of 1,419,832 shares of Common Stock and paid a total of approximately A$19.5 (or US$15.4 based on prevailing currency exchange rates) to accepting Gasgoyne shareholders, and acquired a total of 20,293,691 Gasgoyne shares constituting 35.4% of Gasgoyne's outstanding shares (or 35.1% of Gasgoyne's outstanding shares and shares subject to outstanding options). Pursuant to the Sons of Gwalia offer for Gasgoyne shares that also expired on April 26, 1996, Sons of Gwalia acquired 35,159,497 Gasgoyne shares constituting approximately 61.4% of Gasgoyne's outstanding shares (or 60.9% of Gasgoyne's outstanding shares and shares subject to outstanding options).
Coeur's cash payments to Gasgoyne shareholders were financed by a loan facility with Rothschild Australia Limited, which provides for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%.

     ORION. On January 24, 1996, at a cost of US$10.7 million, Coeur acquired from Homestake Mining Company ("Homestake") 5.5 million shares of and an option to acquire an additional 5.0 million shares of Orion held by Homestake. (Earlier in January 1995 and in the last quarter of 1994, Coeur had acquired
3.3 million outstanding Orion shares for a total cost of approximately US$3.8 million.) On March 26, 1996, Coeur exercised the options previously acquired from Homestake for the additional 5.0 million Orion shares for a purchase price of US$3.8 million. As a result of the above acquisitions of Orion shares, which were funded by Coeur's own cash resources, Coeur presently owns approximately 19.2% of Orion's outstanding shares.

FEDERAL NATURAL RESOURCES ACTION

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified, but the United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements and other factors exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and at an appropriate stage will seek to be dismissed from this action. At this initial stage of the proceedings it is not possible to predict its ultimate outcome.

PART II.  Other Information.

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            The following Exhibit is filed herewith:

            EXHIBIT NO.      DOCUMENT
                11           Statement    Regarding    Computation   of   Per
                             Share Earnings.

      (b)   REPORTS ON FORM 8-K

      The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1996:

           1. In its Form 8-K filed on January 31, 1996, as amended on February 15, 1996, the Company reported under Item 5 thereof certain information relating to its acquisition of (i) securities of Orion and
      (ii) an option to acquire Gasgoyne shares and intention to conduct an offer for additional Gasgoyne shares.

           2. The Company's Form 8-K filed on March 26, 1996 (i) reported under Item 5 thereof that it had filed its Offer to acquire Gasgoyne shares and related Part A Statement with the Australian Securities Commission and Australian Stock Exchange Limited and (ii) filed copies of such documents as exhibits to the Form 8-K.

           3.  The Company's Form 8-K filed on March 27, 1996 disclosed  under
      Item 5 thereof certain information relating to an action filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, for alleged Federal natural resources damages.

           4.  The Company's  Form 8-K filed on March 28, 1996 reported  under
      Item 5 thereof (i) an increase in the amount of the Company's Offer for Gasgoyne shares and (ii) the Company's acquisition of additional Orion securities.

           On April 30, 1996,  the Company  filed a Form 8-K  reporting  under
      Item 2 thereof information relating to the expiration and results of the Company's Offer for outstanding Gasgoyne shares. Financial statements and pro forma financial information relating to the Company's acquisition of Gasgoyne shares will be furnished by amendment to such Form 8-K pursuant to Item 7 thereof.

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



                                           COEUR D'ALENE MINES CORPORATION
                                           -------------------------------
                                                   (Registrant)


Dated May 14, 1996                        /s/ Dennis E. Wheeler
                                         -----------------------
                                         DENNIS E. WHEELER
                                         Chairman, President and
                                         Chief Executive Officer




Dated May 14, 1996                        /s/ James A. Sabala
                                         -----------------------
                                         JAMES A. SABALA
                                         Senior Vice President
                                        (Principal Financial and
                                         Accounting Officer)