Form 10-Q/A
period 1996-03-31
COEUR D ALENE MINES CORP
filed 1996-05-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                       --------------------------------

                               FORM 10-Q/A No. 1

                    Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

                        COEUR D'ALENE MINES CORPORATION
          ----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Idaho                         1-8641          82-0109423
 --------------------------------    ------------   -------------------
 (State or other jurisdiction        (Commission    (IRS Employer
 of incorporation or organization    File Number)   Identification No.)


   505 Front Avenue, P.O. Box "I"
     Coeur d'Alene, Idaho                         83814
 ----------------------------------------      ----------
 (Address of principal executive offices)      (zip code)


Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby corrects the reported number of issued shares of Common Stock in the Stockholders' Equity section of the Consolidated Balance Sheet on page 4 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, included under the following Item:

         Item 1 -   Financial Statements - Consolidated Balance Sheets

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                        COEUR D'ALENE MINES CORPORATION

Date: May 14, 1996                      By:  /s/JAMES A. SABALA
                                             -------------------------
                                             James A. Sabala
                                             Senior Vice President and
                                              Chief Financial Officer

     On page 4 of the Quarterly Report on Form 10-Q of Coeur d'Alene Mines Corporation for the quarter ended March 31, 1996, the Common Stock caption under Shareholders' Equity erroneously stated that there were issued 16,655,051 and 16,633,163 shares at March 31, 1996 and December 31, 1995, respectively. The correct number of shares of Common Stock issued as of both dates is 21,524,093 shares. The dollar amounts set forth in the March 31, 1996 and December 31, 1995 columns are correct.

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

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable Convertible
   Securities (MARCS), par value $1.00 per
     share, (a class of preferred stock)-
     authorized 10,000,000 shares,
     6,588,235 issued and outstanding                6,588
   Common Stock, par value $1.00 per share-
     authorized 60,000,000 shares, issued
     21,524,093 shares (including 1,059,211
     shares held in treasury stock)                 21,524                21,524
   Capital surplus                                 372,090               247,100
   Accumulated deficit                             (15,756)              (15,889)
   Unrealized gains (losses) on
     short-term investments                           (729)                  361
   Repurchased and Nonvested Shares                (13,244)              (13,264)
                                                  ---------             ---------
                                                   370,473               239,832
                                                  ---------             --------
                                                  $578,521              $445,646
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