Form 10-Q
period 1996-06-30
COEUR D ALENE MINES CORP
filed 1996-08-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------

                                   FORM 10-Q

(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to ____________________

                        Commission File Number: 1-8641


                        COEUR D'ALENE MINES CORPORATION
            (Exact name of registrant as specified on its charter)

             IDAHO                                       82-0109423
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Ident. No.)
  incorporation or organization)

 P. O. Box I, Coeur d'Alene, Idaho                                 83816
 -----------------------------------------------------------------------------
 (Address of principal executive                                 (Zip Code)
  offices)

      Registrant's telephone number, including area code: (208) 667-3511


 -----------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]    NO [ ]

                           -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,971 shares were issued and outstanding as of August 12, 1996.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                    Page No.
                                                                    --------
PART I.    Financial Information:


Item 1.    Financial Statements
           Consolidated Balance Sheets --                             3-4
           June 30, 1996 and December 31, 1995


           Consolidated Statements of Operations --                     5
           Three Months Ended June 30, 1996 and 1995
           Six Months Ended June 30, 1996 and 1995


           Consolidated Statements of Cash Flows --                   6-7
           Six Months Ended June 30, 1996 and 1995


           Notes to Consolidated Financial Statements                8-10



Item 2.    Management's Discussion and Analysis of                  11-17
           Financial Condition and Results of Operations



PART II.   Other Information.                                          18



SIGNATURES

                                                                     UNAUDITED


                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

ASSETS                                                      June 30,               December 31,
                                                              1996                     1995
                                                          -------------           -------------
                                                                     (In Thousands)
CURRENT ASSETS
    Cash and cash equivalents                                $ 46,373                $ 16,485
    Funds held in escrow                                        2,271                   2,271
    Short term investments                                    128,857                  63,076
    Receivables                                                19,050                  13,809
    Inventories                                                29,891                  30,981
                                                             ---------               ---------
              Total Current Assets                            226,442                 126,622

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                             114,110                 118,083
    Less accumulated depreciation                              51,355                  34,152
                                                             ---------               ---------
                                                               62,755                  83,931

MINING PROPERTIES
    Operational mining properties                             145,935                 150,656
    Less accumulated depletion                                 35,470                  38,529
                                                             ---------               ---------
                                                              110,465                 112,127
    Developmental properties                                  104,308                 108,820
                                                             ---------               ---------
                                                              214,773                 220,947
OTHER ASSETS

    Investment in unconsolidated subsidiary                    46,652
    Marketable securities                                      20,193                   4,390
    Debt issuance costs, net of
       accumulated amortization                                 4,390                   4,703
    Notes receivable                                            4,000                   5,000
    Other                                                          10                      53
                                                             ---------               ---------
                                                               75,245                  14,146
                                                             ---------               ---------
                                                             $579,215                $445,646
                                                             =========               =========

                                                                     UNAUDITED

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


LIABILITIES AND STOCKHOLDERS' EQUITY                        June 30,               December 31,
                                                              1996                     1995
                                                          -------------           -------------
                                                                     (In Thousands)
CURRENT LIABILITIES
   Accounts payable                                          $  3,404                $  5,743
   Accrued liabilities                                         11,177                   3,525
   Accrued interest payable                                     3,332                   4,526
Accrued salaries and wages                                      4,343                   5,039
   Bank Loans  18,900
   Current portion of obligations under
      capital leases                                            1,116                   2,193
                                                             ---------               ---------
             Total Current Liabilities                         42,272                  21,026

OTHER LIABILITIES
   6% Subordinated Convertible Debentures                      49,840                  50,000
   6 3/8% Subordinated Convertible Debentures                 100,000                 100,000
   Limited recourse project financing                          24,000                  24,000
   Other long-term liabilities                                 11,519                   9,386
   Deferred income taxes                                        1,404                   1,402
                                                             ---------               ---------
         Total Long-Term Liabilities                          186,763                 184,788

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable Convertible
   Securities (MARCS), par value $1.00 per
      share, (a class of preferred stock)-
      authorized 10,000,000 shares,
      7,077,833 issued and outstanding                          7,078
   Common Stock, par value $1.00 per share-
      authorized 60,000,000 shares, issued
      22,950,182 and 21,524,093 shares
      (including 1,059,211 shares
      held in treasury stock)                                  22,950                  21,524
   Capital surplus                                            405,471                 247,100
Accumulated deficit                                           (72,637)                (15,889)
   Unrealized gains (losses) on
      short-term investments                                      547                     361
   Repurchased and Nonvested Shares                           (13,229)                (13,264)
                                                             ---------               ---------
                                                              350,180                 239,832
                                                             ---------               ---------
                                                             $579,215                $445,646
                                                             =========               =========

               See notes to consolidated financial statements.

                                                                     UNAUDITED


                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                   Three Months Ended June 30, 1996 and 1995
                    Six Months Ended June 30, 1996 and 1995


                                                  3 MONTHS ENDED                     6 MONTHS ENDED
                                                      JUNE 30                           JUNE 30
                                             ---------------------------        ---------------------------
                                               1996               1995            1996               1995
                                             --------           --------        --------           --------
INCOME                                                   (In thousands except for per share data)

 Sale of concentrates and dore'              $ 18,752          $ 23,621         $ 41,361          $ 41,512
 Less cost of mine operations                  18,546            17,932           38,142            33,972
                                             ---------         ---------        ---------         ---------
    Gross Profits                                 206             5,689            3,219             7,540

OTHER INCOME
 Interest and other                             2,223             2,061            4,154             4,447
                                             ---------         ---------        ---------         ---------
    Total Income                                2,429             7,750            7,373            11,987

EXPENSES
 Administration                                   967             1,002            2,055             1,966
 Accounting and legal                             369               489              643               857
 General corporate                              1,750             1,737            3,400             3,200
 Interest                                         776             2,635            1,460             5,617
 Mining exploration                             1,656               857            2,695             1,993
 Idle facilities                                                    583                              1,124
 Write down of mining
    properties                                 54,382                             54,382
                                             ---------         ---------        ---------         ---------
    Total Expenses                             59,900             7,303           64,635            14,757
                                             ---------         ---------        ---------         ---------

NET INCOME(LOSS)FROM CONTINUING
OPERATIONS BEFORE TAXES                       (57,471)              447          (57,262)           (2,770)
    Income tax benefit                            590               791              514               642
NET INCOME(LOSS)FROM CONTINUING
 OPERATIONS                                   (56,881)            1,238          (56,748)           (2,128)
INCOME FROM DISCONTINUED
 OPERATIONS                                                       2,169                              2,360
                                             ---------         ---------        ---------         ---------
NET INCOME (LOSS)                            $(56,881)         $  3,407         $(56,748)         $    232
                                             ---------         ---------        ---------         ---------

EARNINGS PER SHARE DATA Earnings per share data:
    Weighted average number
       of shares of Common Stock
       and equivalents used in
       calculation                             21,620            15,614           21,043            15,597
                                             =========         =========        =========         =========

Net Income (Loss)from
  Continuing Operations                      $  (2.63)         $    .08         $  (2.70)         $   (.14)
Net Income From
  Discontinued Operations                                           .14                                .15
                                             ---------         ---------        ---------         ---------
Net Income (Loss) Per Share                  $  (2.63)         $    .22         $  (2.70)              .01
                                             =========         =========        =========         =========

Net Income (Loss) per share
 attributable to Common Shareholders:
Income(Loss)from continuing
  operations                                 $  (2.75)         $    .08         $  (2.85)         $   (.14)
Income(Loss) from discontinuing
  operations                                                        .14                                .15
                                             ---------         ---------        ---------         ---------
Net Income(Loss)                             $  (2.75)          $   .22         $  (2.85)         $    .01
                                             =========         =========        =========         =========

                                                                     UNAUDITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                   Three Months Ended June 30, 1996 and 1995
                    Six Months Ended June 30, 1996 and 1995
                                  (continued)


                                                  3 MONTHS ENDED                     6 MONTHS ENDED
                                                      JUNE 30                           JUNE 30
                                             ---------------------------        ---------------------------
                                               1996               1995            1996               1995
                                             --------           --------        --------           --------
                                                         (In thousands except for per share data)



Fully Diluted Earnings Per Share:
    Weighted average number
    of shares of Common
       Stock outstanding                                         26,137
Income (Loss) per share
       from continuing
       operations                                              $    .11
Income per share from
       discontinued operations                                      .08
                                                               ---------
NET INCOME(LOSS) PER SHARE                                     $    .19
                                                               =========


Cash Dividends per
  Common Shareholders                                                           $    .15          $    .15
                                                                                =========         =========

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Six months ended June 30, 1996 and 1995

                                                              1996                     1995
                                                          -------------           -------------
                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) from continuing operations             $ (56,748)              $  (2,128)

    Adjustments to reconcile net loss from
     continuing  operations to net cash
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                  5,521                   8,494
    Accrued reclamation                                            694
       Deferred income taxes                                      (728)                 (1,980)
Loss on disposition of assets                                   54,301                    178
       Gain on foreign currency transactions                       (92)                   (549)
       Loss on sale of short-term investments                       26                   1,128

    Change in operating assets and liabilities:
       Accounts receivable                                        (227)                 (3,828)
Inventories    1,090                                               825
Accounts payable and accrued liabilities                        (3,786)                    280
Interest payable                                                (1,194)                 (1,470)
                                                             ----------              ----------
Net cash used in continuing operations                          (1,143)                    950

    Income from discontinued operations                                                  2,360

    Adjustments to reconcile income from
     discontinued operations to net cash provided
     by discontinued operations                                                        (1,757)
                                                             ---------               ---------
                                                                                          603
                                                             ---------               ---------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                      (1,143)                  1,553
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unconsolidated subsidiary                   (18,629)
    Purchase of property, plant, and equipment                 (1,727)                 (1,831)
Purchase of short-term investments                           (114,973)                 (2,410)
Proceeds from sales of marketable securities                   33,959                  60,012
    Expenditures on developmental properties                   (5,851)                (29,295)
Expenditures on operational mining properties                 (19,988)                (12,511)
Proceeds from sale of discontinued operations                   1,420                   2,855
    Proceeds from disposition of other assets                     115                     864
                                                             ---------               ---------
            NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                             (125,674)                 17,684

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Six Months ended June 30, 1996 and 1995

                                                              1996                     1995
                                                          -------------           -------------
                                                                     (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of Cash Dividends                                  (5,762)                 (2,339)
    Proceeds from preferred stock issuance
      (net of offering costs)                                 144,644
    Proceeds from bank loans                                   18,900                  16,091
    Retirement of obligations under capital leases             (1,077)                 (1,002)
                                                             ---------               ---------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                            156,705                  12,750
                                                             ---------               ---------
   INCREASE IN CASH AND CASH EQUIVALENTS                       29,888                  31,987
Cash and cash equivalents at beginning of year                 16,485                  15,148
                                                             ---------               ---------
    CASH AND CASH EQUIVALENTS AT
       JUNE 30, 1996 AND 1995                                $ 46,373                $ 47,135
                                                             =========               =========


See notes to consolidated financial statements.

                                                                     UNAUDITED

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report on Form 10-K for the year ended December 31, 1995.

NOTE B:  Inventories are comprised of the following:


                                                        JUNE 30,     DECEMBER 31,
                                                          1996         1995
                                                        ------------------------
                                                            (In Thousands)
       Ore in process and on leach pads                  $24,267         $25,727
       Dore' inventory                                     1,490           2,052
       Supplies                                            4,134           3,202
                                                         -------         -------
                                                         $29,891         $30,981


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

NOTE C:

     The Company's income tax benefit for the three month and six month periods ended June 30, 1996 results primarily from the recognition of tax benefits associated with operating losses.

NOTE D:

     On March 8, 1996, the Company completed a public offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. The dividends will be deducted in computing net income (loss) attributable to Common Shareholders. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company has sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $144.6 million.

NOTE E:

     On December 21, 1995, the Company announced it had entered into an option agreement to acquire a 19.9% interest in a publicly listed Australian gold producer, Gasgoyne Gold Mines NL ("Gasgoyne"), and intended to extend an offer to Gasgoyne's shareholders to acquire all of the outstanding shares of Gasgoyne. On January 31, 1996, Coeur made the filings required under the Australian securities laws with the Australian Securities Commission ("ASC") to initiate proceedings for the public offer. As of April 26, 1996, on which date the Company's offer expired, Coeur held or was entitled to hold approximately 35% of Gasgoyne's outstanding shares which it acquired by issuing a total of 1,419,832 shares of the Company's Common Stock and paying a total of approximately $15.4 million to Gasgoyne shareholders. Coeur cash payments to Gasgoyne shareholders were financed by a loan facility with Rothschild Australia Ltd. which provided for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%. Borrowings under the agreement were $18.9 million as of June 30, 1996. During the second quarter of 1996, Coeur is reporting its proportionate share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of interest and other income.

     The following table sets forth a condensed summary of the results of operations of Gasgoyne for the six month period ended June 30, 1996.

        (In thousands - US$)                     June 30, 1996
                                                 -------------
        Total Revenues                              $18,631
        Operating profit                            $ 6,176
        Net Income from
          continuing operations                     $ 2,113

      The following pro forma information reflects the Company's results of operations as if the Gasgoyne transaction, that occurred in April 1996, had occurred at the beginning of the periods presented.


                                                       For the Six Months Ended
        (In thousands - US$)                     June 30, 1996          June 30, 1995
                                                 -------------          -------------
        Total Income                                $  7,898              $  12,533
        Net Income (Loss)                           $(56,411)             $     317
        Net Income (Loss) per share                 $  (2.68)             $     .02

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

NOTE F:

     During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of." The Golden Cross Mine was written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area. An engineering evaluation is currently underway to determine the full extent and cost of the remedial measures required to stabilize the on-site land movement. The write-down included accrual of the anticipated remediation costs. The Faride property write down of $1.1 million was necessary due to management's decision not to exercise its final option payment on the project.

NOTE G:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company at which initial production commenced in late October 1995. In addition, the Company and Callahan own 50% of Silver Valley Resources ("Silver Valley") which owns and operates the Coeur and Galena silver mines which commenced operation in June 1996.

     Silver Valley estimates that during the mines' first full year of operations, they will produce a total of approximately 3,000,000 ounces of silver per annum. Silver Valley is also conducting a development and exploration program at the properties in connection with which it is expanding the existing workings, improving infrastructure and conducting diamond drilling to further increase reserves and mine life. In February of 1996, Silver Valley announced reopening of the Coeur and Galena Mines. Silver Valley began shipping concentrates in June, 1996.

     As discussed below under "Liquidity and Capital Resources," the Company expects prior to the end of August 1996 to increase its ownership in the El Bronce Mine from 51% to 100%. Since the Company took over operations at El Bronce, it has been able to increase production 42.5% from approximately 40,000 ounces per year to approximately 57,000 ounces forecast in 1996.

     Construction of the new Fachinal mine was completed at a total cost of approximately $41.1 million and initial production commenced in October 1995. The mine, while currently producing gold and silver, has not reached commercial production and is in the developmental stage at the end of 1996's second quarter.

     During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties. The Golden Cross Mine was written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area. An engineering evaluation is currently underway to determine the full extent and cost of the remedial measures required to stabilize the on-site land movement. The write-down included accrual of the anticipated remediation costs. The Faride property write down of $1.1 million was necessary due to management's decision not to exercise its final option payment on the project.

     A production decision at the Kensington Property is subject to completion of an updated feasibility study, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on August 12, 1996 was $387.15 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance; however, it is expected that all permits will be received by the end of 1996.

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


RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS
        ENDED JUNE 30, 1995.

SALES AND GROSS PROFITS

     Sales of concentrates and dore' decreased by $4,869,000, or 21%, for the second quarter of 1996 from the same quarter of 1995 and is primarily attributable to decreased production at the Golden Cross Mine. While overall production for the Company increased substantially, revenue decreased due to the fact that revenues attributable to the Fachinal Mine from 492,595 ounces of silver and 5,397 ounces of gold are not reflected in the sales of concentrates due to the fact that the Fachinal Mine has not achieved commercial production; therefore, it continues to be treated as a development stage property. As a result, the revenues generated from these preproduction metal sales have been offset against the capital cost of the mine. The Company has implemented various programs designed to rectify certain start-up inefficiencies at Fachinal.

     Silver and gold prices averaged $5.30 and $394.94 per ounce, respectively, in the second quarter of 1996 compared with $5.48 and $387.94 per ounce, respectively, in the second quarter of 1995. In the second quarter of 1996, the Company produced 1,953,220 ounces of silver and 42,260 ounces of gold compared to 1,679,814 ounces of silver and 41,822 ounces of gold in the second quarter of 1995.

     The cost of mine operations for the second quarter of 1996 increased by $614,000, or 3%, above the prior year's comparable quarter. The increase is primarily attributable to increased costs at the Golden Cross Mine as a result of decreased ore grade and lower ore throughput associated with the land stabilization issue. Mine operations gross profit as a percent of sales decreased from 24% in the quarter ended June 30, 1995 to 1% in the quarter ended June 30, 1996. As a result, gross profits from mine operations decreased by $5,483,000.

     The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.66 in the quarter ended June 30, 1996, compared to $3.65 per ounce in the quarter ended June 30, 1995. The cash costs of production per ounce of gold at the El Bronce Mine were $258.86 during the second quarter of 1996 compared to $337.03 in 1995's same quarter. The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $503.17 per ounce in the quarter ended June 30, 1996, compared to $198.35 per ounce in the prior year's comparable quarter. The increase in Golden Cross costs of production is primarily attributable to decreased ore grades and lower ore throughput associated with the land stabilization issue.

INTEREST AND OTHER INCOME

     Interest and other income increased by $162,000, or 8%, in the second quarter of 1996 compared to the second quarter of 1995. The increase is primarily the result of an increase in the level of the Company's cash and securities portfolio.

TOTAL INCOME

     As a result of the above, the Company's total income decreased by $5,321,000, or 69%, in the second quarter of 1996 compared to the second quarter of 1995.

EXPENSES

     For the second quarter of 1996, total expenses, prior to the write-down of mining property, decreased by $1,785,000, or 24%, below the prior year's comparable quarter. The decrease is primarily due to decreases in interest expense of $1,859,000 resulting from reduced long-term debt and the effect of capitalized interest, and idle facilities expenses of

$583,000. In the second quarter of 1996, the Company reported the write down of mining properties of $54,382,000 related to the write down at the Golden Cross Mine and the Faride property.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES

     As a result of the above, the Company's loss from continuing operations before income taxes amounted to $57,471,000 for the second quarter of 1996 compared to income from continuing operations before income taxes of $447,000 for the second quarter of 1995. The Company reported an income tax benefit for the second quarter of 1996 of $590,000 compared to $791,000 for the same period of 1995. As a result, the Company reported a net loss from continuing operations of $56,881,000, or $2.63 per primary share, for the second quarter of 1996 compared to income from continuing operations of $1,238,000, or $.08 per primary share, for 1995's comparable quarter.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     On May 2, 1995, The Company sold the Flexaust division, a manufacturer of flexible hose and tubing, for $10 million of which $4 million was paid at closing and the remainder is payable in five annual installments. In the second quarter of 1995, the Company reported $2,169,000 from discontinued operations (net of taxes).

NET INCOME (LOSS)

     As a result of the above, the Company reported a net loss of $56,881,000, or $2.63 per primary share ($2.75 attributable to common shareholders), for the second quarter of 1996 compared with $3,407,000, or $.22 per primary share attributable to common shareholders. ($.19 per fully diluted share), for the second quarter of 1995. Fully diluted earnings per share is not presented during the second quarter of 1996 because it is antidilutive.


     SIX MONTHS  ENDED JUNE 30,  1996,  COMPARED TO SIX MONTHS  ENDED JUNE 30,
     1995

SALES AND GROSS PROFITS

     Sales of concentrates and dore' decreased by $151,000, or less than 1%, for the six months ended June 30, 1996 compared with the same period of 1995 and was primarily attributable to decreased production at Golden Cross in 1996 compared to the same period in 1995. While overall production for the Company increased substantially, revenues decreased due to the fact that revenues from 1,067,995 ounces of silver and 11,832 ounces of gold attributable to the Fachinal Mine are not reflected in the sales of concentrates due to the fact that the Fachinal Mine has not achieved commercial production; therefore, it continues to be treated as a development stage property. As a result, a net operating loss of approximately $281,000 at the mine was capitalized during the six months ended June 30, 1996. The Company has implemented various programs designed to rectify certain start-up inefficiencies at Fachinal. During the first six months of 1996, the Company produced 4,144,905 ounces of silver and 89,462 ounces of gold compared to 3,208,631 ounces of silver and 78,394 ounces of gold in the first six months of 1995. Silver and gold prices averaged $5.42 and $395.08 per ounce, respectively, in the first six months of 1996 compared to $5.09 and $383.52 per ounce, respectively, in the same period in 1995.

     The cost of mine operations in the first six months of 1996 increased by $4,170,000, or 12%, over the first six months of 1995. The increase is primarily attributable to an increase in the costs of Golden Cross operations. As a result, gross profit from mine operations decreased by $4,321,000, or 57%, in the first six months of 1996 from 1995's comparable period. Mine operations gross profit as a percent of sales decreased from 18% in the six months ended June 30, 1995 to 8% in the six months ended June 30, 1996.

     The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $403.33 per ounce in the six months ended June 30, 1996, compared to $217.27 in the prior year's comparable six month period. The increase is primarily attributable to decreased mine ore grades and costs associated with the land stabilization program. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.65 per ounce in the six months ended June 30, 1996, compared to $3.80 in the six months ended June 30, 1995. The cash costs of production per ounce of gold at the El Bronce Mine were $251.78 for the six months ended June 30, 1996 compared to $303.12 for the six months ended June 30, 1995.

INTEREST AND OTHER INCOME

     Interest and other income in the first half of 1996 decreased by $293,000, or 7%, compared to the first half of 1995. The decrease is primarily a result of a decrease in the management fee income resulting from the Company's interest in the El Bronce Mine.

TOTAL INCOME

     As a result of the above, the Company's total income decreased by $4,614,000, or 39%, in the six months ended June 30, 1996, compared with the prior year's comparable period.

EXPENSES

     Total expenses in the first half of 1996, prior to the write-down of mining properties, decreased by $4,504,000, or 31%, compared with the prior year's six-month period. The decrease is primarily attributable to decreases of $4,157,000 in interest expense resulting from reduced long-term debt and the effect of capitalized interest and $1,124,000 in idle facilities expense. In the second quarter of 1996, the Company reported the write-down of mining properties of $54,382,000 related to the Golden Cross Mine and the Faride property.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES

     As a result of the above, the Company's loss from continuing operations before income taxes amounted to $57,262,000 in the first six months of 1996 compared to $2,770,000 in the first six months of 1995. The Company reported an income tax benefit of $514,000 for the first six months of 1996, compared to $642,000 in the first six months of 1995. As a result, the Company reported a net loss from continuing operations of $56,748,000, or $2.70 per share, in the first six months of 1996, compared to a net loss of $2,128,000, or $.14 per share, in the first six months of 1995.

INCOME FROM DISCONTINUED OPERATIONS

     As stated earlier, on May 2, 1995, the Company sold the Flexaust division, a manufacturer of flexible hose and tubing. In the six months ended June 30, 1995, the Company reported income from discontinued operations (net of taxes) of $2,360,000, or $.15 per share.

NET INCOME (LOSS)

     As a result of the above, the Company reported a net loss of $56,748,000, or $2.70 per share ($2.85 attributable to common shareholders), in the first six months of 1996, compared to net income of $232,000, or $.01 per share, in the prior year's comparable six-month period.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at June 30, 1996 was approximately $184.2 million compared to approximately $105.6 million at December 31, 1995. The ratio of current assets to current liabilities was 5.4 to 1 at June 30, 1996, compared with 6.0 to 1 at December 31, 1995. The increase in the Company's working capital at June 30, 1996 compared to December 31, 1995 is primarily attributable to the issuance of $150 million of mandatory adjustable convertible securities during the first half of 1996.

     Net cash consumed by operating activities for the first six months of 1996 was $1.1 million compared with $1.6 million provided by operating activities during the first six months of 1995. A total of $125.7 million of cash was used in investing activities in the six months of 1996 compared to $17.7 million provided by investing activities in the first six months of 1995. Of the $125.7 million used in investing activities during the first six months of 1995, $115.0 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities provided $156.7 million of cash during the first six months of 1996 compared with $12.8 million for the first six months of 1995. As a result of the above, the Company's net cash increase for the first six months of 1996 was $29.9 million compared with a net cash increase of $32.0 million for the first six months of 1995.

     For the years ended June 30, 1996 and 1995, the Company expended $1,315,000 and $1,279,000, respectively, in connection with environmental compliance activities at its operating properties. At June 30, 1996, the Company had expended a total of approximately $8.2 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

ACQUISITION OF REMAINING EL BRONCE INTEREST

     The Company expects prior to the end of August 1996 to consummate the purchase of 49% of the shares of Compania Minera CDE El Bronce. In July 1994, the Company had made an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits and an option to acquire a 51% equity interest in the producing El Bronce Mine. With the acquisition of the additional interest, the Company will own 100% of the mine. The terms of the purchase are $10,500,000 cash, prepayment of the remainder of the option price in the approximate amount of $3,800,000 and a net smelter return royalty of 3% to be paid quarterly.

PUBLIC OFFERING OF MARCS

     On March 8, 1996, the Company completed a public offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $144.6 million.

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

FEDERAL NATURAL RESOURCES ACTION

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and at an appropriate stage will seek to be dismissed from this action. At this initial stage of the proceedings it is not possible to predict its ultimate outcome.

                          PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 14, 1996.

     Messrs. Dennis E. Wheeler, Joseph C. Bennett, Duane B. Hagadone, James J. Curran, James A. Sabala, James A. McClure, Jeffery T. Grade and Cecil D. Andrus were nominated and elected to serve as members of the Board for one year or until their successors are elected and qualified, by a vote of 17,114,900 shares for and 100,293 shares abstaining.

     Shareholders ratified the selection of Ernst & Young to serve as the Company's public accountants for the current fiscal year by a vote of 17,112,438 shares for, 49,724 shares against, with 53,031 shares abstaining.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

     The following exhibits are filed herewith:

    Exhibit No.       Document

    10(a) Credit Agreement dated June 6, 1996 between Registrant and N.M. Rothschild & Sons, Ltd. (Australia)

    11                Statement regarding computation of per share earnings.

     (b) REPORTS ON FORM 8-K

         On April 30, 1996, the Company filed a Form 8-K reporting under Item 2 thereof information relating to the expiration and results of the Company's Offer for outstanding shares of Gasgoyne Gold Mines N.L. (an Australian gold company). Amendment No. 1 to this report was filed on May 10, 1996. Financial statements and pro forma financial information to the Company's acquisition of Gasgoyne was furnished by Amendment No. 2 to Form 8-K which was filed on July 1, 1996.

         On July 12, 1996, the Company filed a Form 8-K reporting the write down of its Golden Cross property.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COEUR D'ALENE MINES CORPORATION
                                         (Registrant)




Dated August 13, 1996                 /s/DENNIS E. WHEELER
                                      ---------------------
                                      Dennis E. Wheeler
                                      Chairman,  President and
                                      Chief Executive Officer




Dated August 13, 1996                 /s/JAMES A. SABALA
                                      ------------------
                                      James A. Sabala
                                      Senior Vice President
                                      (Principal Financial and
                                      Accounting Officer)