Form 10-Q
period 1996-09-30
COEUR D ALENE MINES CORP
filed 1996-11-06
CIK 215466

SECURITIES AND EXCHANGE
                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 1-8641
                                                ------

                        COEUR D'ALENE MINES CORPORATION
            (Exact name of registrant as specified on its charter)

               IDAHO                                   82-0109423
  ----------------------------------         --------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Ident.No.)
    incorporation or organization)

   P. O. Box I, Coeur d'Alene, Idaho                   83816-0316
  ----------------------------------         --------------------------------
  (Address of principal executive                     (Zip Code)
   offices)

Registrant's telephone number, including area code:       (208) 667-3511

  --------------------------------------------------------------------------
  Former  name, former  address and former  fiscal year, if  changed  since last report

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

                           -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,971 shares were issued and outstanding as of November 1, 1996.

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                    Page No.

PART I.        Financial Information:


Item 1. Financial Statements (Unaudited)


    Consolidated Balance Sheets --                                     3-4
        September 30, 1996 and December 31, 1995


    Consolidated Statements of Operations --                           5-6
        Three Months Ended September 30, 1996 and 1995
        Nine Months Ended September 30, 1996 and 1995


    Consolidated Statements of Cash Flows --                           7-8
        Nine Months Ended September 30, 1996 and 1995


    Notes to Consolidated Financial Statements                        9-12



Item 2. Management's Discussion and Analysis of                      12-21
               Financial Condition and Results of Operations



PART II.       Other Information.


Item 5. Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                                22



SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


ASSETS                                               September 30,           December 31,
                                                         1996                    1995
                                                     -------------           ------------
                                                                 (In Thousands)
CURRENT ASSETS
     Cash and cash equivalents                          $  33,211             $  16,485
     Funds held in escrow                                   2,271                 2,271
     Short-term investments                               115,316                63,076
     Receivables                                           30,332                13,809
     Inventories                                           33,686                30,981
                                                        ----------            ----------
          Total Current Assets                            214,816               126,622

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment                        118,623               118,083
     Less accumulated depreciation                        (50,734)              (34,152)
                                                        ----------            ----------
                                                           67,889                83,931

MINING PROPERTIES
     Operational mining properties                        170,455               150,656
     Less accumulated depletion                           (36,640)              (38,529)
                                                        ----------            ----------
                                                          133,815               112,127
     Developmental properties                             107,491               108,820
                                                        ----------            ----------
                                                          241,306               220,947
OTHER ASSETS

     Investment in mining company                          47,660
     Debt issuance costs, net of
        accumulated amortization                            4,236                 4,703
     Notes receivable                                       4,000                 5,000
     Marketable securities and other                           62                 4,443
                                                        ----------            ----------
                                                           55,958                14,146
                                                        ----------            ----------
                                                        $ 579,969             $ 445,646
                                                        ==========            ==========

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                 September 30,           December 31,
                                                         1996                    1995
                                                     -------------           ------------
                                                                 (In Thousands)
CURRENT LIABILITIES
    Accounts payable                                    $   4,136             $   5,743
    Accrued liabilities                                     5,056                 3,525
    Accrued interest payable                                2,537                 4,526
Accrued salaries and wages                                  4,923                 5,039
    Bank Loans                                             23,962
    Current portion of remediation                          6,000
    Current portion of obligations under
        capital leases                                        593                 2,193
                                                        ----------            ----------
                Total Current Liabilities                  47,207                21,026

LONG-TERM LIABILITIES
    6% Subordinated Convertible Debentures                 49,840                50,000
    6 3/8% Subordinated Convertible Debentures            100,000               100,000
    Limited recourse project financing                     24,000                24,000
    Other liabilities                                      10,506                 9,386
    Deferred income taxes                                                         1,402
                                                        ----------            ----------
           Total Long-Term Liabilities                    184,346               184,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
        share, (a class of preferred stock)-
        authorized 10,000,000 shares,
        7,077,833 issued and outstanding                    7,078
    Common Stock, par value $1.00 per share-
        authorized 60,000,000 shares, issued
        22,950,182 and 21,524,093 shares
        (including 1,059,211 shares
        held in treasury stock)                            22,950                21,524
    Capital surplus                                       402,820               247,100
Accumulated deficit                                       (70,759)              (15,889)
    Unrealized gains (losses) on
        short-term investments                               (455)                  361
    Repurchased and Nonvested Shares                      (13,218)              (13,264)
                                                        ----------            ----------
                                                          348,416               239,832
                                                        ----------            ----------
                                                        $ 579,969             $ 445,646
                                                        ==========            ==========

See notes to consolidated financial statements

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            3 MONTHS ENDED                   9 MONTHS ENDED
                                             SEPTEMBER 30                     SEPTEMBER 30
                                    -----------------------------     -----------------------------
                                       1996               1995           1996               1995
                                    ----------         ----------     ----------         ----------
                                            (In Thousands)                    (In Thousands)
INCOME
  Sales of concentrates
      and dore'                     $  21,559          $  24,802      $  62,920          $  66,314
  Less cost of mine
     operations                        18,480             19,151         56,622             53,123
                                    ----------         ----------     ----------         ----------
            Gross profits               3,079              5,651          6,298             13,191

OTHER INCOME
  Interest, dividends and
    other                               5,004              4,218          9,158              8,665
                                    ----------         ----------     ----------         ----------
            Total income                8,083              9,869         15,456             21,856

EXPENSES
  Administration                          952                844          3,007              2,810
  Accounting and legal                    487                348          1,130              1,205
  General corporate                     1,873              1,496          5,273              4,697
  Mining exploration                    2,488              1,529          5,183              3,521
  Interest                              1,016              2,177          2,476              7,794
  Idle facilities                                            357                             1,481
  Write down of mining
    properties                             33                            54,415
                                    ----------         ----------     ----------         ----------
            Total expenses              6,849              6,751         71,484             21,508
                                    ----------         ----------     ----------         ----------

Net income (loss) from
  continuing operations
  before taxes                          1,234              3,118        (56,028)               348
Provision (benefit) for
  income taxes                           (644)             1,079         (1,158)               437
                                    ----------         ----------     ----------         ----------
Net income (loss) from
  continuing operations                 1,878              2,039        (54,870)               (89)
Income from discontinued
  operations                                                                                 2,360
                                    ----------         ----------     ----------         ----------
NET INCOME (LOSS)                   $   1,878          $   2,039      $ (54,870)         $   2,271
                                    ==========         ==========     ==========         ==========

                                                                     UNAUDITED


               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            3 MONTHS ENDED                   9 MONTHS ENDED
                                             SEPTEMBER 30                     SEPTEMBER 30
                                    -----------------------------     -----------------------------
                                       1996               1995           1996               1995
                                    ----------         ----------     ----------         ----------
                                              (In thousands except for per share data)
EARNINGS PER SHARE DATA

Earnings per share data:
     Weighted average number
        of shares of Common Stock
        and equivalents used in
        calculation                    21,893             15,613         21,327             15,602
                                    ==========         ==========     ==========         ==========

Net income (loss) from
  continuing operations             $     .09          $     .13      $   (2.57)         $     .00
Net income from
  discontinued operations                                                                      .15
                                    ----------         ----------     ----------         ----------
Net income (loss) per share         $     .09          $     .13      $   (2.57)               .15
                                    ==========         ==========     ==========         ==========

Net income (loss) per share attributed to Common Shareholders:

Income (loss) from continuing
  operations                        $    (.03)         $     .13      $   (2.84)         $     .00
Income (loss) from discontinued
  operations                                                                                   .15
                                    ----------         ----------     ----------         ----------
Net Income (Loss)                   $    (.03)         $     .13      $   (2.84)         $     .15
                                    ==========         ==========     ==========         ==========

Fully Diluted Earnings Per Share:
Weighted average number
  of shares of Common
  Stock outstanding                    34,800             26,315
                                    ==========         ==========

NET INCOME(LOSS)                    $     .06          $     .12
                                    ==========         ==========


Cash Dividends per share
  of Common Stock                                                     $     .15          $     .15
                                                                      ==========         ==========


See notes to consolidated financial statements.

                                                                     UNAUDITED


               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995

CASH FLOWS FROM OPERATING ACTIVITIES                                           1996                   1995
                                                                            -----------            -----------
                                                                                     (In Thousands)
     Net loss from continuing operations                                     $ (54,870)            $      (89)
     Add (less) noncash items:
        Depreciation, depletion and
            amortization                                                         9,234                 12,767
        Deferred income taxes                                                   (1,402)                (1,541)
        (Gain) loss on disposition of property,
          plant and equipment                                                      (51)                   273
        (Gain) loss on foreign currency transactions                                73                    (36)
        (Gain) loss on disposition of marketable
          securities                                                            (1,262)                   877
        Write down of mining property                                           54,382


     Changes in operating assets and liabilities:
        Receivables                                                               (360)                (3,201)
        Inventories                                                                130                  2,033
        Accounts payable and
            accrued liabilities                                                 (5,452)                   279
        Accrued interest payable                                                (1,989)                  (934)
                                                                            -----------            -----------
                                                                                (1,567)                10,428

Income from discontinued operations 2,360 Add (less) noncash items:
     Depreciation, depletion and amortization                                                              86
     Gain on disposition of
       discontinued operations                                                                         (3,878)
     Deferred income taxes                                                                              1,574
Change in operating assets and liabilities:
     Receivables                                                                                          601
     Inventories                                                                                          (31)
     Accounts payable and accrued liabilities                                                            (109)
                                                                            -----------            -----------
                                                                                                          603
                                                                            -----------            -----------
NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                                               $   (1,567)            $   11,031

                                                                     UNAUDITED


               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995

CASH FLOWS FROM INVESTING ACTIVITIES                                           1996                   1995
                                                                            -----------            -----------
                                                                                     (In Thousands)
     Purchase of El Bronce (net of cash received)                            $ (14,208)            $
     Investment in mining company                                              (20,057)
     Purchase of property, plant and equipment                                  (2,503)                (2,913)
     Purchase of short-term investments                                       (118,697)                (2,423)
     Proceeds from sale of short-term investments
       and marketable securities                                                51,136                 68,367
     Proceeds from sale of discontinued operations                               2,566                  3,133
     Expenditures on operational
        mining properties                                                      (25,026)               (14,889)
     Expenditures on developmental properties                                   (9,085)               (80,302)
     Proceeds from other assets                                                    603                      3
                                                                            -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES                                 (135,271)               (29,024)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowing                                         19,227                 23,585
     Retirement of obligations under capital
        leases                                                                  (1,688)                (1,517)
     Proceeds from MARCS issuance                                              144,626
     Retirement of other long-term liabilities                                    (156)
     Payment of cash dividend                                                   (8,395)                (2,339)
     Payment for issuance of common stock                                          (50)
                                                                            -----------            -----------
        NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                               153,564                 19,729
                                                                            -----------            -----------
        INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                    16,726                  1,736

Cash and cash equivalents at beginning
     of year                                                                    16,485                 15,148
                                                                            -----------            -----------
Cash and cash equivalents at September 30,
     1996 and 1995                                                          $   33,211             $   16,884
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

                                                                     UNAUDITED


                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report on Form 10-K for the year ended December 31, 1995.

NOTE B:  Acquisition of El Bronce

     On September 4, 1996, the Company purchased the remaining 49% of the shares of Compania Minera CDE El Bronce, bringing its total ownership interest to 100%. In July 1994, the Company had made an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits and an option to acquire a 51% equity interest in the producing El Bronce Mine. With this acquisition, the Company owns 100% of the mine. The terms of the purchase are the payment of $10,500,000 in cash, prepayment of the remainder of the option price in the approximate amount of $3,800,000 and a net smelter return royalty of 3% to be paid quarterly, commencing on January 1, 1997. The acquisition has been accounted for as a purchase. Had the acquisition taken place as of January 1, 1996, management estimates that consolidated sales of concentrates would have been $74.7 million, consolidated net income (loss) would have been $(57.8) million and pro forma consolidated net income (loss) per share would have been $(2.71) for the nine months ended September 30, 1996. Had the acquisition taken place as of January 1, 1995, pro forma consolidated sales of concentrates would have been $78.4 million, pro forma consolidated net income (loss) would have been $(1.3) million and pro forma net income (loss) per share would have been $(.08) for the nine months ended September 30, 1995.

NOTE C:  Inventories are comprised of the following:


                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      1996                  1995
       (In Thousands)
        Ore in process and on leach pads                             $ 22,579              $ 25,727
        Dore' inventory                                                 2,702                 2,052
        Concentrate inventory                                           1,913
        Supplies                                                        6,492                 3,202
                                                                     --------              --------
                                                                     $ 33,686              $ 30,981
                                                                     ========              ========

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

NOTE D:  Income Taxes

     The Company's income tax benefit for the three month and nine month periods ended September 30, 1996 results primarily from the recognition of tax benefits associated with operating losses.

NOTE E:  Shareholders' Equity

     On March 8, 1996, the Company completed a public preferred stock offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. The dividends are deducted in computing net income (loss) attributable to Common Shareholders. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company has sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $144.6 million.

NOTE F:  Acquisition of Australian Mining Company

     In May 1996, Coeur acquired approximately 35% of the outstanding shares of a publicly listed Australian gold producer, Gasgoyne Gold Mines NL ("Gasgoyne") by issuing a total of 1,419,832 shares of the Company's Common Stock and paying a total of approximately $15.4 million to Gasgoyne shareholders. Coeur cash payments to Gasgoyne shareholders were financed by a loan facility with Rothschild Australia Ltd. which provided for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus
1.5%. Borrowings under the agreement were $18.9 million as of September 30, 1996. During the second quarter ended June 30, 1996, Coeur began reporting its proportionate share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of interest and other income.

     The following table sets forth a condensed summary of the results of operations of Gasgoyne for the nine-month period ended September 30, 1996.

         (In thousands - US$)                              September 30, 1996
                                                           ------------------
         Total Revenues                                         $25,632
         Operating profit                                        $8,719
         Net Income from
           continuing operations                                 $4,325

     The following pro forma information reflects the Company's results of operations as if the Gasgoyne transaction, that occurred in April 1996, had occurred at the beginning of the periods presented.


                                                             For the Nine Months Ended
         (In thousands - US$)                     September 30, 1996           September 30, 1995
                                                  ------------------           ------------------
         Total Income                                 $17,142                      $23,225
         Net Income (Loss)                           $(53,465)                      $2,926
         Net Income (Loss) per share                   $(2.51)                      $  .19


NOTE G:  Marketable Securities

     On January 26, 1996, for a total consideration of approximately US$10.7 million, the Company acquired 5.5 million shares and options to acquire an additional 5.0 million shares of Orion Resources NL, an Australian gold mining company ("Orion"). Prior to 1996, Coeur had acquired a total of 3.33 million shares of Orion for a total cost of US$3.8 million. On March 27, 1996, the Company exercised its option to acquire the additional 5.0 million shares of Orion. As a result, Coeur then held approximately 19.2% of Orion's outstanding shares. On September 28, 1996, the Company sold its holdings of Orion of 13,830,000 shares at A$1.80 per share for A$24,894,000, or US$ 19.6 million that is included in Receivables at September 30, 1996. As a result, the Company recorded a gain on the sale of approximately $1.3 million during the third quarter.

NOTE H:  Write Off of Golden Cross Mine

     During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Golden Cross Mine was written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area. An engineering evaluation is continuing to determine the full extent and cost of the remedial measures required to stabilize the on-site land movement. The write-down included accrual of the anticipated remediation costs. The Faride property write down of $1.1 million was necessary due to management's decision not to exercise its final option payment on the project.

NOTE I:  Reclassifications

     Certain reclassifications of prior year balances have been made to conform to current year classifications.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest and the operation of which is not expected to continue after the end of 1997; the El Bronce Mine, a Chilean gold mine of which the Company completed its purchase of 100% in September 1996; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company at which initial production commenced in late October 1995. In addition, the Company owns 50% of Silver Valley Resources ("Silver Valley") which owns and operates the Coeur and Galena silver mines which commenced operation in June 1996; and 35% of Gasgoyne Gold Mines NL ("Gasgoyne"), which has a 50% non-operating interest in the Yilgarn Star gold mine in Australia and Coeur's proportionate interest in which is accounted for by the equity method of accounting for investments.

     In February of 1996, Silver Valley announced reopening of the Coeur and Galena Mines. Silver Valley began shipping concentrates in June 1996 and 50% of Silver Valley's results of operations are consolidated in Coeur's Statement of Operations. Silver Valley estimates that during the mines' first full year of operations of 1997, it will produce a total of approximately 3,000,000 ounces of silver. Silver Valley is also conducting a development and exploration program at the properties in connection with which it is expanding the existing workings, improving infrastructure and conducting diamond drilling to further increase reserves and mine life.

     Construction of the new Fachinal mine was completed at a total cost of approximately $41.1 million and initial production commenced in October 1995. The mine, while currently producing gold and silver, has not reached commercial production and was in the developmental stage as of the end of 1996's third quarter.

     During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties. The Golden Cross Mine was written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area. An engineering evaluation is continuing to determine the full extent and costs of the remedial measures required to stabilize the on-site land movement. The write-down included accrual of the anticipated remediation costs. Based upon the engineering evaluation by independent experts, the progress of remedial measures and the approval by New Zealand regulatory authorities on October 31, 1996 of the Company's application to raise the height of the tailings impoundment at the Golden Cross Mine, the Company expects that it will be able to continue the mine's operations through the end of 1997. However, on October 31, 1996, an environmental group in New Zealand filed a statement of claim in the High Court of New Zealand against the permit issuing authority and the Company is seeking to invalidate the permit. The Company believes the claim is without merit and that the legal action will not succeed in preventing continued operation, but no assurances can be given as to the outcome of the litigation at this time. During 1997, the Company expects the mine to produce approximately 100,000 ounces of gold and provide operating cash flow of approximately $9 million. The Company also believes that continued operations will have a beneficial impact on the end-of-mine-life reclamation requirements. At the same time, the Company wrote down its investment of $1.1 million in the Faride property due to management's decision not to exercise its final option payment on the project.

        A production decision at the Kensington Property is subject to completion of an updated feasibility study, a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on October 31, 1996 was $379.50 per ounce. The Company expects to receive the results of the updated feasibility study during the fourth quarter of 1996. With respect to the permits, the Company is unable to control the timing of their issuance; however, it is expected that all permits will be received by early 1997.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

SALES AND GROSS PROFITS

     Sales of concentrates and dore' decreased by $3,243,000, or 13%, for the third quarter of 1996 from the same quarter of 1995 and is primarily attributable to decreased production at Golden Cross. While overall production for the Company increased, revenue decreased due to the fact that revenues attributable to the Fachinal Mine from 496,266 ounces of silver and 5,039 ounces of gold are not reflected in the sales of concentrates due to the fact that the Fachinal Mine has not achieved commercial production; therefore, it continues to be treated as a development stage property. As a result, the revenues generated from these pre-production metal sales have been offset against the capital cost of the mine. The Company has implemented various programs designed to rectify certain start-up inefficiencies at Fachinal. During the third quarter, a second underground mine was brought into production and a third underground mine is currently being developed to help offset lower ore grades in the open pit.

     Silver and gold prices averaged $5.05 and $384.65 per ounce, respectively, in the third quarter of 1996 compared with $5.33 and $384.31 per ounce, respectively, in the third quarter of 1995. In the third quarter of 1996, the Company produced 2,432,794 ounces of silver and 56,138 ounces of gold compared to 1,873,605 ounces of silver and 43,791 ounces of gold in the third quarter of 1995.

     The cost of mine operations for the third quarter of 1996 decreased by $671,000, or 4%, below the prior year's comparable quarter. The decrease is primarily attributable to decreased costs at the Golden Cross Mine as a result of a decision to write down the investment in the mine in the second quarter of 1996. (See Note G of the Notes to Consolidated Financial Statements.) As a result, depreciation and depletion charged to mine operations decreased from $1,448,000 in the third quarter of 1995 to $2,300 in the third quarter of 1996. Because of the changes stated above, gross profits from mine operations decreased by $2,572,000. Mine operations gross profit as a percent of sales decreased from 23% in the quarter ended September 30, 1995 to 14% in the quarter ended September 30, 1996.

     The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.25 in the quarter ended September 30, 1996, compared to $3.29 per ounce in the quarter ended September 30, 1995. The cash costs of production per ounce of gold at the El Bronce Mine were $247.29 during the third quarter of 1996 compared to $334.21 in 1995's same quarter. The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $327.71 per ounce in the quarter ended September 30, 1996, compared to $222.27 per ounce in the prior year's comparable quarter. The increase in Golden Cross costs of production is primarily attributable to decreased ore grades and lower ore throughput associated with the land stabilization program. In addition, the land stabilization issue has prevented the Company from implementing a mill optimization program which was designed to increase mill throughput and decrease operating costs.

INTEREST AND OTHER INCOME

     Interest and other income increased by $786,000, or 19%, in the third quarter of 1996 compared to the third quarter of 1995. The increase is primarily the result of the gain on the sale of the Orion marketable securities of approximately $1.3 million and increased interest income resulting from a higher level of short-term investments. The third quarter of 1995 included a gain of $3.2 million arising from the sale of gold and silver purchased on the open market which was delivered pursuant to fixed-price forward contracts.

TOTAL INCOME

     As a result of the above, the Company's total income decreased by $786,000, or 19%, in the third quarter of 1996 compared to the third quarter of 1995.

EXPENSES

     For the third quarter of 1996, total expenses increased by $98,000, or 1%, above the prior year's comparable quarter. The increase is primarily due to increases in mining exploration of $959,000 and general corporate expenses of $377,000 which is partially offset by decreases in interest expense of $1,161,000 and idle facilities expense of $357,000.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES

     As a result of the above, the Company's income from continuing operations before income taxes amounted to $1,234,000 for the third quarter of 1996 compared to income from continuing operations before income taxes of $3,118,000 for the third quarter of 1995. The Company reported an income tax benefit for the third quarter of 1996 of $644,000 compared to a tax provision of $1,079,000 for the same period of 1995. As a result, the Company reported net income from continuing operations of $1,878,000, or $.09 per primary share, for the third quarter of 1996 compared to income from continuing operations of $2,039,000, or $.13 per primary share, for 1995's comparable quarter.

NET INCOME (LOSS)

     As a result of the above, the Company reported net income of $1,878,000, or $.09 per primary share (net loss of $.03 attributable to common shareholders and net income of $.06 per fully diluted share), for the third quarter of 1996 compared with $2,039,000, or $.13 per primary share attributable to common shareholders ($.12 per fully diluted share), for the third quarter of 1995.


     NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

SALES AND GROSS PROFITS

     Sales of concentrates and dore' decreased by $3,394,000, or 5%, for the nine months ended September 30, 1996 compared with the same period of 1995 and was primarily attributable to decreased production at Golden Cross in 1996 compared to the same period in 1995. While overall production for the Company increased substantially, revenues decreased due to the fact that revenues from 1,564,261 ounces of silver and 16,871 ounces of gold attributable to the Fachinal Mine are not reflected in the sales of concentrates due to the fact that the Fachinal Mine has not achieved commercial production; therefore, it continues to be treated as a development stage property. As a result, revenues generated from pre-production metals sales have been offset against the capital cost of the mine. The Company has implemented various programs designed to rectify certain start-up inefficiencies at Fachinal. During the third quarter, a second underground mine was brought into production and a third underground mine is currently being developed to help offset lower ore grades in the open pit.

     Silver and gold prices averaged $5.29 and $391.60 per ounce, respectively, in the first nine months of 1996 compared to $5.17 and $383.78 per ounce, respectively, in the same period in 1995. During the first nine months of 1996, the Company produced 6,732,763 ounces of silver and 145,604 ounces of gold compared to 5,082,236 ounces of silver and 122,184 ounces of gold in the first nine months of 1995.

     The cost of mine operations in the first nine months of 1996 increased by $3,499,000, or 7%, over the first nine months of 1995. The increase is primarily attributable to an increase in the costs of Golden Cross operations. As a result, gross profit from mine operations decreased by $6,893,000, or 52%, in the first nine months of 1996 from 1995's comparable period. Mine operations gross profit as a percent of sales decreased from 20% in the nine months ended September 30, 1995 to 10% in the nine months ended September 30, 1996.

     The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $374.62 per ounce in the nine months ended September 30, 1996, compared to $219.07 in the prior year's comparable nine-month period. The increase is primarily attributable to decreased mine ore grades and costs associated with the land stabilization program. In addition, the land stabilization issue has prevented the Company from implementing a mill optimization program which was designed to increase mill throughput and decrease operating costs. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.49 per ounce in the nine months ended September 30, 1996, compared to $3.70 in the nine months ended September 30, 1995. The cash costs of production per ounce of gold at the El Bronce Mine were $250.21 for the nine months ended September 30, 1996 compared to $314.23 for the nine months ended September 30, 1995.

INTEREST AND OTHER INCOME

     Interest and other income in the nine months ended September 30, 1996 increased by $493,000, or 6%, compared to the prior year's comparable nine-month period. The increase is primarily a result of the gain on the sale of Orion marketable securities amounting to approximately $1.3 million and increased interest income resulting from a higher level of short-term investments. The third quarter of 1995 included a gain of $3.2 million arising from the sale of gold and silver purchased on the open market which was delivered pursuant to fixed-price forward contracts.

TOTAL INCOME

     As a result of the above, the Company's total income decreased by $6,400,000, or 29%, in the nine months ended September 30, 1996, compared with the prior year's comparable period.

EXPENSES

     Total expenses in the nine months ended September 30, 1996, prior to the write-down of mining properties, decreased by $4,439,000, or 21%, compared with the prior year's nine-month period. The decrease is primarily attributable to decreases of $5,318,000 in interest expense resulting from reduced long-term debt and the effect of capitalized interest and $1,481,000 in idle facilities expense. As discussed in Note G of the Notes to Consolidated Financial Statements in Part I, in the second quarter of 1996, the Company reported total write-downs of mining properties of $54,415,000 related to the Golden Cross Mine and the Faride property.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES

     As a result of the above, the Company's loss from continuing operations before income taxes amounted to $56,028,000 in the first nine months of 1996 compared to income of $348,000 in the first nine months of 1995. The Company reported an income tax benefit of $1,158,000 for the first nine months of 1996, compared to a provision for taxes of $437,000 in the first nine months of 1995. As a result, the Company reported a net loss from continuing operations of $54,870,000, or $2.57 per share, in the first nine months of 1996, compared to a net loss of $89,000, or $.01 per share, in the first nine months of 1995.

INCOME FROM DISCONTINUED OPERATIONS

     On May 2, 1995, the Company sold the Flexaust division, a manufacturer of flexible hose and tubing. In the nine months ended September 30, 1995, the Company reported income from discontinued operations (net of taxes) of $2,360,000, or $.15 per share.

NET INCOME (LOSS)

     As a result of the above, the Company reported a net loss of $54,870,000, or $2.57 per share ($2.84 attributable to common shareholders), in the first nine months of 1996, compared to net income of $2,271,000, or $.15 per share, in the prior year's comparable nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at September 30, 1996 was approximately $167.6 million compared to approximately $105.6 million at December 31, 1995. The ratio of current assets to current liabilities was 4.6 to 1 at September 30, 1996, compared with 6.0 to 1 at December 31, 1995. The increase in the Company's working capital at September 30, 1996 compared to December 31, 1995 is primarily attributable to cash proceeds from the issuance of $150 million of mandatory adjustable convertible securities during the first half of 1996.

     Net cash consumed by operating activities for the first nine months of 1996 was $1.6 million compared with $11.0 million provided by operating activities during the first nine months of 1995. A total of $135.3 million of cash was used in investing activities in the nine months of 1996 compared to $29.0 million used in investing activities in the first nine months of 1995. Of the $135.3 million used in investing activities during the first nine months of 1995, $118.7 million relates to the purchase of investment grade short-term investments. The Company's financing activities provided $153.6 million of cash during the first nine months of 1996 compared with $19.7 million for the first nine months of 1995. As a result of the above, the Company's net cash increase for the first nine months of 1996 was $16.7 million compared with a net cash increase of $1.7 million for the first nine months of 1995.

        For the years ended September 30, 1996 and 1995, the Company expended $2.0 million and $2.9 million, respectively, in connection with environmental compliance activities at its operating properties. At September 30, 1996, the Company had expended a total of approximately $9.3 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

ACQUISITION OF REMAINING EL BRONCE INTEREST

     On September 4, 1996, the Company exercised its option to purchase 51% of the shares of Compania Minera CDE El Bronce, and also purchased the remaining 49% of the shares of Compania Minera CDE El Bronce, bringing its total ownership interest to 100%. In July 1994, the Company had made an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits and an option to acquire a 51% equity interest in the producing El Bronce Mine. With this acquisition, the Company owns 100% of the mine. The terms of the purchase are the payment of $10,500,000 in cash, prepayment of the remainder of the option price in the approximate amount of $3,800,000 and a net smelter return royalty of 3% to be paid quarterly, commencing on January 1, 1997.

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

ACQUISITIONS OF INTERESTS IN AUSTRALIAN GOLD MINING COMPANIES

     GASGOYNE. Coeur's Offer for outstanding Gasgoyne shares was conducted on the basis of seven Coeur shares of Common Stock plus A$96 in exchange for each 100 Gasgoyne shares, Coeur issued a total of 1,419,832 shares of Common Stock and paid a total of approximately A$19.5 (or US$15.4 based on then prevailing currency exchange rates) to accepting Gasgoyne shareholders, and acquired a total of 20,293,691 Gasgoyne shares constituting approximately 35% of Gasgoyne's outstanding shares. Coeur's cash payments to Gasgoyne shareholders were financed by a loan facility with Rothschild Australia Limited, which provides for a maximum of US$50 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%.

     ORION. On January 24, 1996, at a cost of US$10.7 million, Coeur acquired from Homestake Mining Company ("Homestake") 5.5 million shares of and an option to acquire an additional 5.0 million shares of Orion held by Homestake. (Earlier in January 1995 and in the last quarter of 1994, Coeur had acquired
3.3 million outstanding Orion shares for a total cost of approximately US$3.8 million.) On March 26, 1996, Coeur exercised the options previously acquired from Homestake for the additional 5.0 million Orion shares for a purchase price of US$3.8 million. As a result of the above acquisitions of Orion shares, which were funded by Coeur's own cash resources, Coeur then held approximately 19.2% of Orion's outstanding shares. On September 30. 1996, the Company sold its shares of Orion and recorded a gain of approximately $1.3 million on the transaction.

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

                          PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibit 11 - Statement regarding computation of per share earnings

        (b) REPORTS ON FORM 8-K

        On November 5, 1996, the Company filed a Form 8-K reporting the purchase of the remaining 49% of the shares of Compania Minera CDE El Bronce, bringing its total ownership interest to 100%.

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


                                          COEUR D'ALENE MINES CORPORATION
                                          -------------------------------
                                                   (Registrant)


Dated November 5, 1996                            /s/Dennis E. Wheeler
                                                  --------------------
                                                  DENNIS E. WHEELER
                                                  Chairman,  President and
                                                  Chief Executive Officer


Dated November 5, 1996                            /s/James A. Sabala
                                                  ------------------
                                                  JAMES A. SABALA
                                                  Senior Vice President
                                                  (Principal Financial and
                                                  Accounting Officer)