Form 10-Q/A
period 1996-09-30
COEUR D ALENE MINES CORP
filed 1996-11-14
CIK 215466

SECURITIES AND EXCHANGE
                               Washington, D. C.

                               -----------------

                               FORM 10-Q/A No. 1

                    Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

    Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


                        COEUR D'ALENE MINES CORPORATION
            (Exact name of registrant as specified on its charter)

               IDAHO                     1-8641                82-0109423
   -------------------------------     ------------          -----------------
   (State or other jurisdiction of     Commission             (I.R.S. Employer
    incorporation or organization)     File Number:            Ident.No.)

   505 Front Avenue
   P. O. Box I, Coeur d'Alene, Idaho                   83816-0316
  ----------------------------------         --------------------------------
  (Address of principal executive                     (Zip Code)
   offices)

Registrant's telephone number, including area code:       (208) 667-3511
  --------------------------------------------------------------------------

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as set forth in the pages attached hereto:

           Part 1 - Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereby duly authorized.

                                             COEUR D'ALENE MINES CORPORATION

Date:  November 13, 1996                      By:/s/JAMES A. SABALA
                                                 -------------------------
                                                 James A. Sabala
                                                 Senior Vice President and
                                                  Chief Financial Officer

                AMENDMENT NO. 1 TO QUARTERLY REPORT ON 10-Q FOR

                     THE QUARTER ENDED SEPTEMBER 30, 1996


     Coeur d'Alene Mines Corporation (the "Company") hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. The following briefly summarizes the revisions made by the amendment:

     PART I ITEM 1. FINANCIAL STATEMENTS. Note B of the Notes to Consolidated Financial Statements, which appeared on page 9 of the originally filed Form 10-Q, has been revised to clarify the nature of the acquisition transaction and eliminate the pro forma financial information relating to the Company's acquisition on September 4, 1996, of the shares of Compania Minera CDE El Bronce, a Chilean corporation ("CDE El Bronce"). As a result of a review conducted in Chile by the Company with the assistance of its outside independent auditing firm last week, the Company has determined that upon the preparation of the CDE El Bronce financial statements in conformance with U.S. generally accepted accounting principles, all of the conditions specified in Rule 1-02(w) of Regulation S-X fall below 20%. Consequently, pro forma financial information relating to the acquisition is not required and the erroneous pro forma financial information previously reported in Note B has been deleted from the note as set forth below.

     PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Two of the sentences set forth in the fourth paragraph under the caption "General" in the MD&A are being revised to clarify one of the sentences and to add a clause to the other sentence to present supporting information. The two revised sentences, which appeared on page 13 of the originally filed Form 10-Q, are highlighted below.

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
                                    ==========         ==========     ==========         ==========

Fully Diluted Earnings Per Share:
Weighted average number
  of shares of Common
  Stock outstanding                    34,800             26,315
                                    ==========         ==========

NET INCOME (LOSS)                   $     .06          $     .12
                                    ==========         ==========


Cash Dividends per share
  of Common Stock                                                     $     .15          $     .15
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

NOTE B:  Acquisition of El Bronce

     On September 4, 1996, the Company exercised its option to acquire 51% and purchased the remaining 49% of the shares of Compania Minera CDE El Bronce, bringing its total ownership interest to 100%. In July 1994, the Company had made an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits and an option to acquire a 51% equity interest in the producing El Bronce Mine. With this acquisition, the Company owns 100% of the mine. The terms of the purchase are the payment of $10,500,000 in cash, prepayment of the remainder of the option price in the approximate amount of $3,800,000 and a net smelter return royalty of 3% to be paid quarterly, commencing on January 1, 1997. The acquisition has been accounted for as a purchase.

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

     During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties. The Golden Cross Mine was written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area. An engineering evaluation is continuing to determine the full extent and costs of the remedial measures required to stabilize the on-site land movement. The write-down included accrual of the anticipated remediation costs. Based upon the  engineering  evaluation  by  independent  experts,  the  progress of remedial measures and the approval by New Zealand regulatory authorities on October 31, 1996 of the Company's application to raise the height of the tailings impoundment at the Golden Cross Mine, the Company expects that it will be able to continue the mine's operations through the end of 1997. HOWEVER, ON OCTOBER 31, 1996, AN ENVIRONMENTAL GROUP IN NEW ZEALAND FILED A STATEMENT OF CLAIM IN THE HIGH COURT OF NEW ZEALAND AGAINST THE PERMIT ISSUING AUTHORITY AND THE COMPANY SEEKING TO INVALIDATE THE PERMIT. BASED ON THE ADVICE OF NEW ZEALAND COUNSEL, THE COMPANY BELIEVES THE CLAIM IS WITHOUT MERIT AND THAT THE LEGAL ACTION WILL NOT SUCCEED IN PREVENTING CONTINUED OPERATION, BUT NO ASSURANCES CAN BE GIVEN AS TO THE OUTCOME OF THE LITIGATION AT THIS TIME. During 1997, the Company expects the mine to produce approximately 100,000 ounces of gold and provide operating cash flow of approximately $9 million. The Company also believes that continued operations will have a beneficial impact on the end-of-mine-life reclamation requirements. At the same time, the Company wrote down its investment of $1.1 million in the Faride property due to management's decision not to exercise its final option payment on the project.

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

     The cash costs of production per ounce of gold at the Golden Cross Mine amounted to $374.62 per ounce in the nine months ended September 30, 1996, compared to $219.07 in the prior year's comparable nine- month period. The increase is primarily attributable to decreased mine ore grades and costs associated with the land stabilization program. In addition, the land stabilization issue has prevented the Company from implementing a mill optimization program which was designed to increase mill throughput and decrease operating costs. The cash costs of production per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.49 per ounce in the nine months ended September 30, 1996, compared to $3.70 in the nine months ended September 30, 1995. The cash costs of production per ounce of gold at the El Bronce Mine were $250.21 for the nine months ended September 30, 1996 compared to $314.23 for the nine months ended September 30, 1995.

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