Form 10-K405
period 1996-12-31
COEUR D ALENE MINES CORP
filed 1997-03-31
CIK 215466

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to __________________________

                         Commission File Number 1-8641

                           COEUR D'ALENE MINES CORPORATION
             ------------------------------------------------------
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

                        COMMON STOCK, PAR VALUE $1.00
             6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
           MANDATORY ADJUSTABLE REDEEMABLE CONVERTIBLE SECURITIES
           ------------------------------------------------------
                              (Title of Class)

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
Yes    x     No       .
    -------     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 17, 1997.)
                                  $327,165,673

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997.

               21,890,971 shares of Common Stock, Par Value $1.00

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS

         Coeur d'Alene Mines Corporation is engaged through its subsidiaries in the exploration, development, operation and/or ownership of gold and silver mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska), Australasia (New Zealand and Australia) and South America (Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company".

OVERVIEW OF MINING PROPERTIES AND INTERESTS

         The Company's most significant mining properties and interests are:

         - the ROCHESTER MINE, a silver and gold surface mining operation located in northwestern Nevada, which is 100% owned and operated by Coeur and which is believed to be one of the largest and lowest cost of production primary silver mines in the United States and is a significant gold producer as well;

         - the FACHINAL MINE, an open pit and underground gold and silver mining operation wholly-owned by Coeur and located in southern Chile, South America, which Coeur acquired in 1990 and at which initial production commenced in October 1995 and which entered the commercial production stage as of January 1, 1997;

         - the EL BRONCE MINE, a Chilean gold mine in which the Company acquired operating control and 51% of the operating profits in October 1994 and in which the Company acquired 100% ownership in September 1996;

         - the GOLDEN CROSS MINE, an underground and surface gold mining operation located near Waihi, New Zealand in which Coeur has an 80% operating interest acquired on April 30, 1993, and Coeur's operation of which is expected to continue through at least the end of 1997;

         - ownership of 50% of the capital stock of SILVER VALLEY RESOURCES CORPORATION ("SILVER VALLEY"), which owns the COEUR and the GALENA underground silver mines and the CALADAY development project in the Coeur d'Alene Mining District of Idaho where the Coeur Mine resumed production in June 1996;

         - ownership of 36% of the capital stock of GASGOYNE GOLD MINES NL, which the Company expects to increase to 50% during 1997, an Australian gold mining company ("Gasgoyne"), which owns 50% of THE YILGARN STAR MINE, a gold mine in Western Australia, and certain other exploration-stage properties; and

         - 100% of the KENSINGTON PROPERTY, located north of Juneau, Alaska, which is being developed as an underground gold mine by Coeur and where it is anticipated that a decision will be made during the second quarter of 1997 whether construction of the mine facilities will commence.

Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no minable ore reserves have yet been identified.

SOURCES OF REVENUE

         The Rochester Mine, Golden Cross Mine and El Bronce Mine, which are operated by the Company, and the Company's interests in Silver Valley and Gasgoyne, constituted the Company's principal sources of mining revenues in 1996. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past three years:



                          Percentage of
                          Coeur
 Mine/Company             Ownership     Percentage of Total Revenues in Year Ended December 31,
 ------------             ---------     -------------------------------------------------------
                                                1994               1995             1996
                                            -----------         ---------        ----------
 Rochester Mine             100%               56.8%              57.0%             57.6%
 Golden Cross Mine           80%               29.8%              33.4%             24.9%
 El Bronce Mine(1)          100%                1.0%(2)            0.3%              2.0%
 Silver Valley               50%                 -                  -                2.2%(3)
 Gasgoyne                    35%                 -                  -                 .9%(4)
 Other                        -                12.4%               9.3%             12.4%

                                                ----               ----             ----
                                                100%               100%             100%
                                                ====               ====             ====


(1) The reported percentages of total revenues reflect the fact that Coeur's interest in the revenue of the mine was 51% until September 1996, when it acquired a 100% ownership interest. Therefore, prior to September 1996, the Company's share of net profits was reported as other income.

(2) The El Bronce Mine accounted for approximately 4.0% of total revenues for the approximately three months subsequent to its start-up by the company in October 1994.

(3)      The Company's interest in Silver Valley accounted for approximately
         3.0 % of total revenues for the approximately eight months subsequent to its acquisition by the Company in May 1996.

(4) The Company's interest in Gasgoyne accounted for approximately 1.2% of total revenues for the approximately six months subsequent to its acquisition by the Company in May 1996. The Company's interest in Gasgoyne is reported in accordance with the equity method; therefore, revenues, net of expenses are reported as other income.


         The above table does not reflect the operations of the Fachinal Mine, which commenced pre-production in late October 1995 and has been accounted for as a development stage property until December 31, 1996 (i.e., operating costs have been capitalized net of revenues from pre-commercial production). Commencing January 1, 1997, the mine will be accounted for as a commercial production property.

         In January and March 1996, Coeur acquired additional shares of Orion Resources NL, an Australian gold mining company ("Orion"), as a result of which Coeur owned 19.2% of Orion's outstanding shares. In September 1996, Coeur sold its shares of Orion, in connection with which Coeur recognized a gain of approximately $1.3 million from the sale to Sons of Gwalia, the only other shareholder in Gasgoyne.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) changes in the market prices of gold and silver, (ii) the uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (iii) the uncertainties inherent in the estimation of gold and silver ore reserves, (iv) changes that could result from the Company's future acquisition of new mining properties or businesses, (v) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries.

ROCHESTER MINE

         The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open-pit methods. The property consists of 16 patented and 544 unpatented contiguous mining claims and 74 mill-site claims totaling approximately 9,370 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester"). Asarco, Inc., the prior lessee, has a net smelter royalty interest which varies from up to 5% when the market price of silver equals or exceeds $17.71 per ounce.

         Based on the ore reserve-review report dated December 1996, of Independent Mining Consultants, Inc. ("IMC"), and accounting for production through December 31, 1996, mineable, proven/probable ore reserves at the Rochester Mine, as of January 1, 1997, total approximately 71.795 million tons averaging 1.12 ounces per ton silver and 0.0097 ounces per ton gold. The reserve estimate is based on a 1.05 ounce per ton silver-equivalent, breakeven-operational cutoff grade and silver and gold prices of $5.50 and $385.00, respectively. The average grades do not reflect losses in the recovery process. The amount of proven and probable reserves will vary depending on the relative price of silver and gold. In addition, 9.941 million tons of mineralized material averaging 0.007 ounces per ton gold and 1.11 ounces per ton silver have been identified.

         The Coeur Rochester ore reserve estimate, calculated at various silver and gold prices, is set forth below:


 $ Per Troy Ounce            Ore             Silver             Gold         Strip
  Gold/Silver                Tons             Grade             Grade        Ratio
----------------          ---------        ----------        ----------      -----
                         (Thousands)      (Ounces/ton)      (Ounces/ton)
$455.00/$6.50               81,736            1.121            .0094          1.07
$385.00/$5.50               71,795            1.122            .0097          1.35
$325.00/$4.65               58,464            1.217            .0107           .85

         Based upon its experience and certain metallurgical testing, the Company estimates recovery rates of 55% for silver and 85% for gold. The leach cycle at the Rochester Mine requires approximately five years from the point ore is mined until all recoverable metal is recovered. As shown in the preceding table, the average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. Furthermore, the actual strip ratio may vary significantly from year-to-year during the remaining life of the mine. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, projected operating costs, the levels of silver and gold prices, and other uncertainties inherent in any mining and processing operation.

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


                                           Year Ended December 31,
                 ----------------------------------------------------------------------------
                    1992             1993             1994             1995             1996
                 ---------        ---------        ---------        ---------        --------
Ore processed
 (tons)          7,356,336        7,247,553        7,759,637        8,243,609        8,127,691
Silver (ounces)  5,431,369        5,943,894        5,937,770        6,481,825        6,251,180
Gold (ounces)       56,562           66,412           56,886           59,307           74,293


         The following table sets forth the costs of production per ounce of silver and gold on a silver equivalent basis during the periods indicated at the Rochester Mine. Cash costs include mining, processing and direct administration costs, financing costs, royalties and exploration expenses. To obtain the silver equivalent, each ounce of gold produced is multiplied by the same ratio as the then current ratio of the price of gold to the price of silver. This silver equivalent gold production is then added to actual silver production to determine total silver equivalent production.

                                                     Year Ended December 31,
                          ---------------------------------------------------------------------------
                            1992              1993             1994             1995             1996
                          --------          --------         ---------        ---------        ------
Cash operating
   costs per ounce        $  2.82          $  3.55          $  3.57          $  3.71          $  3.64
Refining                      .07              .07              .08              .08              .07
Depreciation, depletion
   and amortization
   per ounce                  .40              .54              .59              .61              .54
                          --------         --------         --------         ---------        -------
Total costs per ounce     $  3.29          $  4.16          $  4.24          $  4.40          $  4.25
                          ========         ========         ========         =========        =======

         In 1995, the Company completed construction of a new ore conveyor system. In addition, the waste-to-ore strip ratio declined in 1996 while the silver equivalent grade of the ore mined increased. Those three factors beneficially impacted 1996 operations.

         On August 8, 1996, Coeur entered into a three-year lease option agreement with the right to explore and purchase the Nevada Packard property, adjacent to the Rochester Mine. The property includes 35 claims totaling approximately 1,200 acres of land. Phase 1 of a 22,000 foot drilling program began in August 1996.

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

         In addition to all the capital stock of Cyprus NZ, the Company also acquired from the former parent of Cyprus NZ a term loan receivable from Cyprus NZ in the principal amount of approximately $53.2 million which was owed by Cyprus NZ to its former parent and is now owed by Coeur NZ to the Company. A cash purchase price of approximately $54.0 million was paid by the Company for the Cyprus NZ capital stock and term loan. The Company accounted for the acquisition as a purchase transaction.

         The Golden Cross Mining License covers an area of approximately 961 acres of which 274 acres are occupied by the current Golden Cross Mine operation. The mine property includes the open-pit and underground mine facilities, process plant, tailings pond, water treatment plant and mine offices which are all accessible by road from the town of Waihi. Construction of the Golden Cross Mine began in April 1990, and commercial production commenced in December 1991. Ore is mined from a precious-metals bearing, epithermal vein system hosted in Tertiary volcanic rocks.

         Based upon an open-pit mineral resource report review dated November 1996 by Snowden Associates Pty Ltd, an independent consulting firm, and accounting for production through December 31, 1996, Coeur Golden Cross estimates open-pit and underground proven and probable ore reserves totaling
2.989 million tons, averaging 0.086 ounces per ton gold. The open-pit reserve estimate, totaling 2.476 million tons averaging 0.069 ounces per ton gold, is based on a 0.029 ounce per ton gold cutoff, a gold price of $414 per ounce (including credit for byproduct revenues) and a currency exchange rate of NZ$ = .69 US$. The underground-reserve estimate, totaling 513,000 tons averaging 0.165 ounces per ton gold, is based on a 0.117 ounce per ton cutoff, a gold price of $414.00 (after credit for byproduct revenues) and a currency exchange rate of NZ$ = .69 US$. On March 17, 1997, the price of gold (London final) had declined to $351.40. The reserve estimate reflects an allowance for extractive dilution during the mining process, but does not reflect losses during the recovery process. In addition, the reserve estimate has identified 7.226 million tons of mineralized material averaging 0.05 ounce per ton gold.

         Silver reserves are empirically estimated using past production and recovery ratios for silver and gold. Open pit and underground silver and gold ratios have historically averaged 4:1 and 5:1, respectively. Total contained silver ounces are estimated at 1.112 million ounces, with an average grade of
0.37 ounces of silver per ton, for open pit and underground proven and probable reserves. No mineralized material grades for silver were estimated.

         The following table sets forth Golden Cross Mine production data attributable to Coeur's 80% interest in the mine:

                        Eight Months
                           Ended                  Year Ended December 31,
                     December 31, 1993      1994           1995             1996
                     -----------------   ----------     -----------      ---------
Ore milled (tons)          492,617         727,427        731,453            827,642
Gold (ounces)               56,898          67,400         83,058             64,365
Silver (ounces)            175,325         222,246        286,216            205,070


         The following table sets forth the costs of production per ounce of gold during the periods indicated at the Golden Cross Mine. Cash costs include mining, processing and direct administration costs, royalties and exploration expenses, but do not include financing costs associated with the term loan owed by Coeur Gold NZ to the Company. The production costs per ounce of gold for any period is computed net of by-product credits.

                       Eight Months
                          Ended                   Year Ended December 31,
                    December 31, 1993        1994             1995            1996
                    -----------------     ----------       ----------       ---------
Cash operating
   costs per ounce        $216.93           $273.84          $228.16          $365.79
Refining                     3.33              3.12             3.54             3.08
Depreciation,
   depletion and
   amortization
   per ounce               116.40            111.53            82.12            38.91
                          -------           -------          -------          -------
                          $336.66           $388.49          $313.82          $407.78
                          =======           =======          =======          =======

         The above reported 1994 increase in the cash costs of production per ounce of gold was primarily attributable to the presence of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and a lower grade of ore being provided from the underground portion of the mine. The 1995 decrease in cash costs was primarily attributable to the availability of additional higher grade underground production, a better blending of open-pit and underground ores, and the mining of less waste in the open-pit. The increases in ore reserves during 1994 and 1995 enabled the Company to lower the depletion at the mine, which had the effect of reducing non-cash costs per ounce. The increase in the cash costs in 1996 is attributable to the land movement issue identified in late 1995 and discussed below. As a result, the Company was unable to complete a planned expansion of the existing facilities which would have resulted in lower unit operating costs. (See additional discussion regarding Golden Cross under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         The Company estimates the current waste-to-ore strip ratio of the open pit to be approximately 3.88 to 1. Approximately 2,300 tonnes per day of ore are currently being mined at the open pit operation. The underground mine is a trackless operation with a declining access from the surface, currently mining approximately 700 to 1,000 tonnes per day of ore and utilizing mechanized cut and fill and long hole benching methods. A 3,000 tonne per day mill processes ore from both the open pit and underground operations. Coeur NZ estimates that approximately 87.3% of the gold and 54.4% of the silver contained in the ore mined is recoverable. The production of gold and silver is subject to the risks of actual rates of recovery, continuity of ore grades, mining rates, projected operating costs, possible ground movement, the levels of gold and silver prices and other uncertainties inherent in any mining and processing operation. Tailings are treated by a proprietary process that removes and recycles cyanide used in the milling process.

         During the Fall of 1995, the Company became aware of evidence suggesting that the tailings impoundment at the Gold Cross Mine may have sustained movement. Subsequent investigation revealed that the impoundment is situated on a block of land that was apparently moving very slowly down slope at a variable rate of movement actuated by heavy rainfall events. The movement is the result of a naturally occurring, deep-seated geologic phenomenon. With the assistance of independent engineering firms, the Company formulated remedial measures that included the construction of a drain tunnel, horizontal and vertical drain holes and buttressing with waste rock all designed to ensure the stability of the tailings dam. When the Company commenced the implementation of those remedial measures during the first four months of 1996, it believed that additional expenditures of approximately $4 million would be required for the planned measures. As of the end of May, however, it had become apparent that the geographical area of the down-slope movement was larger than initially believed, and the project recieved the highest rainfall in the past fifteen years. As of June 1996, after obtaining a consensus from several consulting engineers regarding remedial measures, it appeared that the amount required to implement the planned program could approximate $11 million. In addition, it also became evident that (i) production could be expected to significantly decrease as a result of the Company's inability to implement a previously planned mill optimization because the dam had not been stabilized and, (ii) capital and operating costs could be expected to significantly increase due to the production shortfall and ground movement remediation program costs. In early July 1996, the Company, following consultation with its independent accountants, determined that in these circumstances generally accepted accounting principles called for an asset write-down. On July 10, 1996, the Company announced a $53 million write-down of its interest in the Golden Cross Mine and the nearby Waihi East property, which included accrual of the estimated future closure and remediation costs and the entire carrying value of its 80% interest in the property.

         As discussed below under Item 3 ("Legal Proceedings"), Coeur has asserted legal claims against Cyprus Amax Minerals Company based on alleged misrepresentations by that company as well as its failure to make certain required disclosures relating to ground movement and instability when Coeur purchased the property in 1993.

         In the last quarter of 1996, it appeared that the interim slide remedial measures were stabilizing the extent of the ground movement. In July 1996, the Company filed an application with New Zealand governmental authorities to permit the raising of the Golden Cross Mine tailings impoundment crest. On October 31, 1996, the New Zealand regulatory authorities approved Coeur's application. On October 31, 1996, a local New Zealand environmental group filed an action seeking to enjoin the Company's raising of the tailings dam crest. On December 20, 1996, the New Zealand High Court ruled in favor of Coeur with respect to a motion for preliminary injunction. Coeur believes that as a result of that crest raising, which is expected to be completed in April 1997, it will be able to implement the previously planned mill optimization and continue to operate the Golden Cross Mine through at least the end of 1997.
The Company also believes that the continued operation of the mine will have a beneficial impact on the end-of-mine-life closure and reclamation requirements. Coeur NZ plans no significant exploratory activities during 1997.

FACHINAL MINE

         In January 1990, the Company acquired through its wholly-owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver property. As discussed below, the Company completed the construction of the Fachinal Mine on schedule and under budget in October 1995 when initial mining operations commenced.

         The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is known to include multiple epithermal veins containing gold and silver located in five mineralized zones. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the Fachinal property as well as the necessary surface rights to permit mining there.

         Construction of new mining facilities, which includes both underground and open pit operations, was were completed on schedule in October 1995 with an estimated 1,600 tons per day of throughput. The milling facility uses conventional crush/grind/flotation methods to produce a gold/silver concentrate, which is then shipped to off-site smelters for processing. The total project construction cost was approximately $41.4 million, which was less than the originally budgeted $41.8 million. Initial production began in October 1995 at the Fachinal Mine, which is one of the southernmost mining operations in the world, employing approximately 225 workers. As of December 31, 1996, the Company had expended a total of $83.5 million (including capitalized interest of $12.1 million) in connection with the development of the Fachinal Mine.

         The following table sets forth Fachinal Mine production data for (i) the period from October 19, 1995, on which date initial production activities commenced, through December 31, 1995, and (ii) the year ended December 31, 1996. Because the mine had not yet reached commercial production levels prior to January 1, 1997, results of the mine's operations have been accounted for as a development stage property (i.e., costs net of pre-production revenues have been capitalized).

                             October 19, 1995             Year
                                  through                Ended
                             December 31, 1995      December 31, 1996
                             -----------------      -----------------
 Ore milled (tons)               96,212                  591,074
 Gold (ounces)                    3,586                   25,064
 Silver (ounces)                334,816                2,154,347


         Open pit and underground ores are being processed in a mill that processes approximately 584,000 tons per year. Coeur estimates that cash operating costs at the Fachinal Mine will approximate $272 per gold equivalent ounce in 1997. Furthermore, Coeur estimates that the Fachinal Mine's underground and open pit mining operations in 1997 will process approximately 1,600 tons per day.

         During the startup phase, a variance between mine and mill head grades from those anticipated in the feasibility study occurred. This was caused by excessive dilution and inadequate grade control procedures in the open pit mining operations. The Company has addressed these matters by implementing stricter geologic controls and additional equipment operator training. In July 1996, the Company commenced production activities in a second underground mining operation at the Fachinal Mine in order to improve gold grades being delivered to the mill.

         Economic, precious metals bearing mineralization at the Fachinal Mine occur in an extensive epithermal, quartz-veins system hosted in Jurassic volcanic rocks. Based on an ore reserve review report dated January 1997, by Micon International Limited, the total remaining, mineable, open-pit and underground proven and probable reserves at the Fachinal Mine are approximately
3.653 million tons averaging 0.069 ounces per ton gold and 2.78 ounces per ton silver. The Fachinal Mine's open-pit reserve estimate, totaling 2.713 million tons averaging 0.053 ounces per ton gold and 2.01 ounces per ton silver, is based on an internal cutoff grade of 0.041 ounces per ton equivalent gold. The underground reserve which totals 940,000 tons at 0.115 ounces per ton gold and
5.02 ounces per ton silver is based on internal cutoff grades ranging from
0.088 to 0.117 ounces per ton equivalent gold. Both reserve estimates are based on gold and silver prices of $400.00 per ounce and $5.50 per ounce, respectively. Average grades reflect extractive dilution, but not losses during the recovery process. The Company estimates, based upon thorough metallurgical testing and initial operating experience, recovery rates between 89% - 94% for gold and 85% - 93% for silver. The open-pit reserve estimate has also identified 594,000 tons of mineralized material, averaging 0.04 ounces per ton gold and 1.03 ounces per ton silver. Likewise, the underground resource estimate has identified an additional 988,000 tons of mineralized material averaging 0.10 ounces per ton gold and 6.73 ounces per ton silver. Numerous other attractive exploration targets with known precious-metals mineralization remain to be evaluated.

         Although the government and economy of Chile has been stable in recent years, the ownership of property in a foreign country is always subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operation or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade, investment and taxation.

EL BRONCE MINE

         The El Bronce Mine is an underground, gold-silver mine located on approximately 34,000 acres in the Andean foothills approximately 90 miles north of Santiago, Chile. In July 1994, the Company entered into an agreement with Compania Minera El Bronce de Petorca, a Chilean corporation ("CMEB"), pursuant to which the Company acquired operating control and a 51% interest in any operating profits and an option exercisable through July 1997 to also purchase from CMEB a 51% equity interest in Compania Minera CDE El Bronce, a Chilean corporation ("CDE El Bronce") that owns the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to purchase that 51% of the shares of CDE El Bronce and also purchased the remaining 49% of the shares of CDE El Bronce from CMEB, as a result of which Coeur increased its ownership interest of CDE El Bronce to 100%. The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property have been granted by the private owners. Ore is produced from an extensive, precious-metals bearing, epithermal, quartz-vein system hosted in Cretaceous volcanic rocks. Coeur has expended a total of $30.6 million in connection with its original acquisition of operating control of the El Bronce Mine, exercise of the option to acquire 51% ownership of CDE El Bronce and acquisition of the remaining 49% of the shares of CDE El Bronce. In addition, Coeur is obligated to pay CMEB a 3% net smelter return royalty payable quarterly, commencing on January 1, 1997.

         Current exploratory and developmental activities are designed to increase ore reserves and increase annual gold production to 65,000 ounces in 1997 from the present level of approximately 52,000 ounces of gold. The Company expended $1.2 million, $3.1 million and $2.9 million during the last half of 1994, 1995 and 1996, respectively, for exploratory and developmental activities.

         The Company plans to gradually increase production above a 600 ton per day milling rate at the mine, improve the mining method to increase ore reserves and to restructure the work force. The mill has a 1,200 ton per day capacity. In addition, the Company is conducting exploratory activities at three main exploration sites within the exploration-exploitation area surrounding the mine.

         Based on resource-reserve reports dated January 1997 by NCL Ingenieria & Construction S.A. and CDE El Bronce, proven and probable ore reserves of the El Bronce Mine total 1.066 million tons averaging 0.21 ounces per ton gold. An additional 1.269 million tons of mineralized material, averaging 0.34 ounce per ton gold, has been identified. The reserve is based on an internal cutoff of
0.088 ounces per ton gold. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 92% for gold and 89% for silver. The mineralized system remains geologically open both vertically and horizontally.

         The following table sets forth El Bronce Mine production data subsequent to its acquisition by Coeur on October 3, 1994. As stated above, prior to September 4, 1996, the Company had a 51% interest in any operating profits from the mine. The Company's 5l% interest in the mine's operating profits from October 3, 1994 through December 31, 1994 amounted to $1,023,537 and for the year ended December 31, 1995 amounted to $763,166. Subsequent to September 4, 1996, the Company has had a 100% interest in any operating profits from the mine. Giving effect to the Company's 51% interest through September 4, 1996 and its 100% interest thereafter, the Company received operating profits from the mine of $522,151 in 1996. The following data sets forth 100% of the mine's production.

                       Three Months
                          Ended            Year Ended          Year Ended
                    December 31, 1994   December 31, 1995   December 31, 1996
                    -----------------   -----------------   -----------------
 Ore milled (tons)        56,761           286,512                339,509
 Gold (ounces)             9,712            43,204                 52,917
 Silver (ounces)          39,605           142,229                112,633


         The following table sets forth the costs of production per ounce of gold during the periods set forth below at the El Bronce Mine. Cash costs include mining, processing and direct administration costs, royalties and exploration expenses.

                        Three Months
                            Ended            Year Ended          Year Ended
                      December 31, 1994   December 31, 1995   December 31, 1996
                      -----------------   -----------------   -----------------
Cash operating costs
  per ounce              $ 174.67            $ 305.68             $ 259.43
Smelting and refining       30.98               24.69                36.62
Depreciation,
  depletion and
  amortization
  per ounce                 20.40               20.51                41.01
                         ---------           ---------            --------
                         $ 226.05            $ 350.88             $ 337.06
                         =========           =========            ========

         Prior to Coeur's assuming ownership, the mine was not investing sufficient amounts to expand production and cash costs were in excess of $400 per ounce. During 1995, a significant effort was commenced to improve infrastructure and develop additional mine production areas which are expected to lead to higher mine output. As a result, operating costs initially increased as planned; however, during 1996 cash costs declined.

INTEREST IN SILVER VALLEY RESOURCES CORPORATION - THE COEUR D'ALENE MINING DISTRICT

         Silver Valley Resources Corporation ("Silver Valley") owns the Coeur and Galena Mines and the Caladay project situated in the Coeur d'Alene Mining District of Idaho. During 1995, Silver Valley commenced an underground development program designed to increase ore reserves at the Galena Mine. During the year, 1,496 feet of drifting and 8,499 feet of diamond drilling and recalculations resulted in the addition of 300,000 tons of ore containing 6.633 million ounces of silver to the ore reserves. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines.

         During 1996, underground development and exploration activities continued. At the Galena Mine, a total of 6,977 feet of drifts, raises, and cross-cuts were developed, including 29,124 feet of core drilling. An additional 285,000 tons of reserves were delineated, containing 21.2 ounces per ton silver, 0.54% copper and 4.30% lead. The additional 6,040,000 silver ounces were added predominately on the 4,900 to 5,200 levels. In June 1996, production resumed at the Coeur Mine. It is expected that production at the Coeur Mine will discontinue in late 1997 or early 1998 unless additional exploration work adds to the remaining ore reserves; however, production will resume at the Galena Mine in July 1997.

         In late 1994, the Company, Callahan (a wholly-owned subsidiary of the Company) and Asarco formed Silver Valley, a Delaware corporation, and effective January 1, 1995, the Company, Callahan and Asarco transferred certain assets, including their interests in the Coeur, Galena and Caladay mines, to Silver Valley. Specifically, Asarco contributed Asarco's (i) ownership interest in the Joint Venture Agreement, dated August 31, 1964, related to the Coeur Mine property; (ii) interest in the lease, dated January 15, 1947, relating to the Galena Mine property; (iii) ownership interest in the Osburn tailings pond;
(iv) 75% interest in the royalty deficit related to the Galena Mine property; and (v) ownership interest in certain other assets located in the Coeur d'Alene Mining District. Coeur and Callahan contributed Coeur's or Callahan's (i) ownership and lease interest in the Coeur Mine property; (ii) ownership and lease interest in the Galena Mine property; (iii) ownership interest in the Caladay operating agreement; (iv) ownership interest in certain properties surrounding the above properties; and (v) a 25% interest in the royalty deficit related to the Galena Mine property.

         The Board of Directors of Silver Valley consists of six directors, three of whom, including the Chairman of the Board, are appointed by Asarco and three of whom, including the President, are appointed by Coeur. Pursuant to a Shareholders' Agreement between the parties, certain specified corporate action requires a majority vote. If the voting results in a tie at any Board Meeting, the Chairman of the Board of Silver Valley, who also is the Chairman of the Board of Asarco, will decide the issue. The President of Coeur also is the President of Silver Valley and serves on its Executive Committee. Certain other officers of Silver Valley are officers of Coeur or Asarco, which companies may provide management and other services to Silver Valley upon the request of its Board of Directors. A summary of the properties owned by Silver Valley is set forth below.

         GALENA MINE

         The Galena Mine property consists of approximately 1,100 acres lying immediately west of the City of Wallace, Shoshone County, Idaho adjoining the Coeur Mine's eastern boundary. The property consists of 52 patented mining claims and 25 unpatented mining claims. The Galena Mine is primarily an underground silver-copper mine ,and is served by two vertical shafts.

         On July 26, 1992, Asarco, which was the Galena Mine operator, suspended operations at the Galena Mine due to then prevailing silver prices ($4.31 per ounce average for the month of July 1992) and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley expects to resume production at the Galena Mine in late 1997.

         Based on the ore-reserve estimate dated January 1997, of Silver Valley, proven and probable ore reserves at the Galena Mines total 1.628 million tons averaging 17.76 ounces per ton silver, 2.02% lead and 0.51% copper. The Silver Valley reserve estimate is based on a minimum mining width of 4 - 4.5 feet with minimum dilution at 0.5-1.0 along vein margins for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but do not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

         The reserve estimate has also identified an additional 788,000 tons of mineralized material which averages 8.43 ounces per ton silver and 0.15% copper and 3.91% lead.

         The following table sets forth information relating to total Galena Mine production:

                                  Year Ended December 31,
                                ---------------------------
                                   1991             1992
                                ----------       ----------
                                                 (through
                                                   July)
      Ore milled (tons)           182,836           91,617
      Silver (ounces)           3,278,650        1,572,501
      Copper (pounds)           1,993,649        1,064,085
      Gold (ounces)                   332              143


         The Company's previous ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan on December 31, 1991, amounted to 50% through June 11, 1992, and 62.5% thereafter until such ownership was transferred to Silver Valley effective January 1, 1995. Coeur will have a 50% interest in any future operating profits from Galena Mine operations.

         The total cost of production per ounce of silver (net of credit for copper byproduct), including mining, processing, direct administrative costs and exploration expenses, but not including financing costs, royalties and smelter charges, amounted to $3.94 in 1991 and $4.23 in 1992 prior to the temporary discontinuation of operations at the Galena Mine on July 26, 1992. Such costs are not necessarily indicative of actual costs that will be incurred in connection with future mining operations.

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

         Asarco suspended operations at the Coeur Mine on April 3, 1991 due to then prevailing silver prices ($3.90 per ounce average for April 1991) and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production activities at the Coeur Mine in June 1996.

         The following table sets forth information, for the periods indicated, relating to total Coeur Mine production:

                       Year Ended       Three Months          Six Months
                       December 31,    Ended March 31,          Ended
                          1990              1991           December 31, 1996
                       ---------        ------------       -----------------
  Ore milled (tons)      147,883           37,165               78,067
  Silver (ounces)      2,113,341          379,856            1,666,534
  Copper (pounds)      1,843,638          335,865            1,407,771
  Gold (ounces)              480               80


         The Company's ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan's 5% interest on

December 31, 1991, amounted to 45% prior to November 30, 1990 and 50% thereafter.

         The following table sets forth the costs of production per ounce of silver (net of credit for copper by product) at the Coeur Mine. Cash costs include mining, processing, direct administration costs and exploration expenses, but do not include financing costs, royalties and smelter charges.


                                               Three Months        Six Months
                               Year Ended         Ended              Ended
                           December 31, 1990  March 31, 1991   December 31, 1996
                           -----------------  --------------   -----------------
 Cash operating costs
   per ounce                     $4.68            $5.38              $2.46

 Depreciation, depletion
  and amortization
  per ounce                      $                $                  $ .79
                                 ------           ------             ------

                                 $4.68            $5.38              $3.25
                                 ======           ======             ======


         Based on a Silver Valley Resources ore reserve report dated January 1997, estimated proven and probable ore-reserves at the Coeur Mine total 285,000 tons averaging 16.27 ounces per ton silver and 0.71% copper. The ore reserve estimate is based on a minimum mining width of 4.5 to 5.0 feet with a minimum dilution of 1.0 foot along each margin of the vein. The reserve estimate has also identified an additional 166,000 tons of mineralized material which averages 14.42 ounce per ton silver and 0.66% copper.

         CALADAY PROJECT

         The Caladay Project adjoins the Galena Mine. Prior to its acquisition by the Company, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. The Company believes the same geologic structures which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities may be used to benefit the Galena Mine operations.

KENSINGTON PROPERTY

         On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30,

1995, Coeur Alaska paid to the Sellers a total of $32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net smelter return royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production. Performance by Coeur Alaska of its obligations under the agreement is guaranteed by Coeur and performance of the obligations of the Sellers under the agreement is guaranteed by Echo Bay.

         The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. Based on an ore reserve endorsement dated February 1997 by Steffen, Robertson & Kirsten, independent mining consultants, Kensington proven and probable ore reserves as of January 1, 1997 are estimated at 13.9 million tons at a grade of
0.136 ounces per ton gold, containing 1.9 million gold ounces. The reserve estimate is based on an average life-of-mine breakeven price of $410 per ounce of gold. The reserve estimate reflects the effects of extractive dilution during the mining process, but not losses during the recovery process. An additional 9.050 million tons of mineralized material averaging 0.120 ounces per ton gold has been identified. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. Based upon metallurgical testing work, and with the conversion to off-site processing of flotation concentrates in lieu of on-site cyanidation, overall metallurgical recovery at Kensington improves to 93.84%, including 96% flotation recovery, with 2.25% additional losses incurred during final treatment off-site.

         During 1996, activities at Kensington continued to be directed toward completing the permitting process, project optimization studies and feasibility study updates. During the year, the Company completed a series of project enhancements, including off-site ore processing which eliminates on-site cyanide use and the use of a dry tailings storage facility which eliminates the need for a tailings dam and reduces the surface area disturbance as well as the inclusion of paste backfill technology to allow improved extraction of underground ore. As of December 31, 1996, the Company had invested a total of $108.1 million (including capitalized interest of $20.8 million) in the Kensington property.

         Based on a recently updated feasibility study completed by Bechtel Corporation, an independent engineering firm engaged to perform detailed design and engineering at the Kensington property, Coeur estimates that in the event it is decided to proceed with the construction of the Kensington facility, approximately $197 million (in addition to monies previously expended), will be required in order to place the property into commercial production. The feasibility study contemplates that after an eighteen-month construction phase, the mine is expected to produce an average of approximately 200,000 ounces of gold per year. Furthermore, the study estimates the average cash cost of gold production at $247 per ounce during the initial years of operation.

         Further development of Kensington is contingent upon several factors, including an initial gold price of $400 and the ability of the Company to obtain valid permits. As of March 17, 1997, the market price of gold (London final) was $351.40 per ounce.

         The major permits necessary for the construction and operation of the facility are U.S. Forest Service ("USFS") approval of the Plan of Operations, Army Corps of Engineers Section 404 permit for dry tailings facility construction, an EPA National Pollution Discharge Elimination System ("NPDES") permit for the discharge of waste water and the City and Borough of Juneau ("CBJ")Large Mine Permit. In 1992, the CBJ Large Mine Permit was approved for issuance and the USFS approved the Plan of Operations. However, to respond to concerns expressed by the environmental community, the Company decided in July 1995 and 1996 to make limited changes to the project. This triggered the need for a Supplemental Environmental Impact Statement ("SEIS") process and amendment of the key permits.

         The changes were made to optimize the project. They have the support of several environmental groups in Alaska. The key changes made in July 1995 involve relocating the effluent discharge point from Lynn Canal to Sherman Creek, at a point adjacent to the tailings impoundment, and construction of a water treatment plant. In addition, the Company proposed to utilize diesel fuel rather than liquid petroleum gas for power generation. The primary change in May 1996 was from a tailings impoundment to a dry tailings storage system. While these changes are not required by law, they are proposed in response to comments raised by environmental organizations that they prefer fresh water discharge instead of a marine discharge. As a result, a SEIS was prepared and associated changes required to be made to the NPDES, the CBJ and USFS operating plan. Numerous additional minor permits are required by government agencies which authorize construction and operations. The required state air quality permits were issued in January 1997.

         In February 1997, the USFS issued the draft SEIS, which facilitated the issuance of the EPA's draft NPDES Permit for the project. In addition, in February 1997, the Army Corps of Engineers issued its public notice for a section 404 permit. Following a 45-day comment period, the USFS, EPA and the Army Corps of Engineers will evaluate any comments recieved with respect to the draft permits and consider whether any changes therein are warranted. It is expected that the agencies will then issue the permits in final form. The City and Borough of Juneau is proceeding with its process to issue its Large Mine Permit.

         As previously reported, in 1993 a group opposed to the Kensington Project appealed the prior CBJ Large Mine Permit approval to the Alaska Supreme Court. In November 1996, the parties settled the matter and the appeal was dismissed.

         On February 1, 1996, Coeur entered into an agreement with representatives of a coalition of environmental groups, the Kensington Coalition, represented in part by the Sierra Club Legal Defense Fund, which is intended to eliminate potential legal challenge by the groups to the Kensington project, and which remains to be ratified by various constituent organizations. Representatives of the parties to that agreement are expected to approve an amendment to the agreement reflecting the recent change from a tailings impoundment to a dry tailings storage system. Under the terms of the agreement, Coeur will provide for additional environmental input at the project while maintaining its schedule for permitting the property, which permitting process is currently in its final phase. Pursuant to the agreement, the environmental groups will not appeal or litigate the permits required for the project. The coalition of environmental groups are now in the process of considering ratification of the agreement, which agreement is not binding until ratified.

         In September 1995, Coeur entered into an agreement with the EPA and the Alaska Department of Environmental Conservation which provides for time lines to be met by the parties for the permitting process and is expected to facilitate issuance of final permits by approximately May 1997.

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

         In September 1996, the Company made an agreement with Goldbelt, Inc., a Juneau Native corporation, the effect of which is to facilitate the performance of the Company's obligation to provide 102 units of housing in Juneau. Pursuant to the agreement, Goldbelt will secure the necessary land, arrange for and supervise construction and arrange non-recourse financing for the development. In exchange, the Company is obligated to provide third-party financial assurances with regard to any project loans and is required to guarantee occupancy rates with regard to multi-family housing and to guarantee minimum realized sale prices with regard to single family houses developed for resale.

         The Company owns 100% of the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres is patented claims.

INTERESTS IN GASGOYNE GOLD MINES NL

         In May 1996, Coeur acquired approximately 35% of the outstanding shares of capital stock of Gasgoyne, an Australian gold mining company, in exchange for a total of 1,419,832 shares of Coeur common stock and cash totaling approximately $15.4 million. Sons of Gwalia Limited, an Australian gold mining company, ("Sons of Gwalia") conducted a competing offer for outstanding Gasgoyne shares in connection with which it acquired approximately 61% of Gasgoyne's outstanding shares. As a result of a selective reduction of capital effected by Gasgoyne in February 1997 by purchasing its publicly held shares from the shareholders other than Coeur and Sons of Gwalia, Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. It is the intent of the Company and Sons of Gwalia to equalize their respective ownership interests in Gasgoyne, thereby giving the Company a 50% interest in that company or its underlying assets. It is expected that the equalization will be completed in the second quarter of 1997 and that the additional cost to Coeur will be approximately $18 million. This acquisition will be funded out of the Company's existing cash resources.

         Gasgoyne is principally engaged in the exploration, development and ownership of gold properties located in Western Australia. Headquartered in Perth, Australia, Gasgoyne's principal asset is its 50% interest in the Yilgarn Star Gold Mine in Marvel Loch, located approximately 70 km east of Perth, which started production in 1991. Gasgoyne also has 50% interests in the Southern Star and Nevoria Gold Mines, which are also in the Marvel Loch region of Australia, and a 45% interest in the Awak Mas Gold Project ("Awak Mas") in Indonesia.

         Coeur's cash payments to Gasgoyne shareholders in connection with the above-referred exchange offer were financed by a loan facility with Rothschild Australia Ltd., which provides for a maximum of $20 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%. Borrowings under that agreement as of December 31, 1996 amounted to $18.9 million.

         During the second quarter ended June 30, 1996, Coeur began reporting its share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of other income and interest and amounted to approximately $907,000 for the eight months ended December 31, 1996.

         The following table sets forth information relating to total Yilgarn Star Gold Mine production during the period from May 1, 1996 to December 31, 1996. Coeur had a 17.5% interest in such production (i.e., 35% of one-half) for the approximately seven months subsequent to the acquisition of its interest in Gasgoyne in May 1996.

                                       May 1, 1996
                                    December 31, 1996
                                    -----------------
 Ore milled (tons)                      587,582
 Gold (ounces)                           85,591

         The following table sets forth the costs of production per ounce of gold during the year ended December 31, 1996. Cash costs include mining, processing and direct administration costs, royalties and exploration expenses.

                                       Year Ended
                                    December 31, 1996
                                    -----------------
 Cash operating costs per ounce          $ 214.92
 Depreciation, depletion and
  amortization per ounce                    47.07
                                         ---------
                                         $ 261.99
                                         =========


         The Yilgarn Star Gold Mine operated as an open pit surface mine from 1991 through September 1995 and an underground mine commenced operations there on a limited basis in October 1995.

         Yilgarn Star reserves estimated by Gasgoyne Gold Mines, effective December 30, 1996, are proven reserves of 1.757 million tons averaging 0.107 ounces per ton gold, or a total of 188,000 ounces of gold, and probable reserves of 2.989 million tons averaging 0.173 ounces per ton or 517,000 ounces of gold. An additional 2.297 million tons of mineralized material has been identified at a grade of 0.23 ounces of gold per ton gold.

SILVER AND GOLD PRICES

         The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and

Harman) and gold (London final) per ounce during the periods indicated:


                                                      Year Ended December 31,
                    ---------------------------------------------------------------------------------------------
                           1993                     1994                    1995                      1996
                    -------------------     -------------------     -------------------      --------------------
                      High        Low         High        Low         High        Low          High        Low
                    -------     -------     -------     -------     --------    -------      --------    --------
Silver              $  5.37     $  3.55     $  5.76     $  4.63     $  6.01     $  4.36      $  5.79      $  4.67
Gold                $405.60     $326.10     $396.25     $369.65     $395.55     $372.40      $414.80      $367.40

MARKETING

         Coeur has historically sold its gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale
to various precious metals firms.   Generally, its policy is to sell forward
not more than 50% of its estimated annual gold production; however, actual forward-selling activities have not approached the 50% threshold. As of December 31, 1996, the Company had entered into forward contracts to deliver a total of 146,670 ounces of gold over a three-year period at an average price of $421.51 per ounce. In January 1997, those forward contract positions were closed, resulting in a net gain of approximately $5.3 million that will be recorded in the first quarter of 1997.

EXPLORATORY MINING PROPERTIES

         Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Guyana, Mexico and New Zealand. Exploration expenses of approximately $3.9 million, $4.9 million and $7.7 million were incurred by the Company in connection with exploration activities in 1994, 1995 and 1996, respectively.

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

         For the years ended December 31, 1995 and 1996, the Company expended $2.9 million and $3.1 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $2.4 million for that purpose in 1997. The Company expended approximately $12.1 million in connection with its ground movement remediation activities at the Golden Cross Mine in 1996 and expects its remediation costs at that mine will approximate $2.9 million in 1997. In addition, as of December 31, 1996, the Company had expended approximately $10.6 million on environmental and permitting activities at the Kensington Property and expects to spend approximately $3.1 million for that purpose in 1997. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

         Federal Environmental Laws

         Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste. The EPA is proceeding with development of a program to regulate mining waste pursuant to its solid waste management authority under the Resource Conservation and Recovery Act ("RCRA"). Certain processing and other wastes, as well as high volume extraction and benefication wastes, are expected to eventually be regulated by the EPA under RCRA. In this connection, the EPA is studying regulations concerning how mine wastes should be managed and regulated. If the Company's mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any owner or operator of the land since the time of its contamination may be held liable and may be forced to undertake remedial cleanup action or to pay for the government's cleanup efforts. Additional regulations or requirements may also be imposed upon the Company's tailings and waste disposal operations under state environmental protection laws.

    The Company's commitment to environmental responsibility has been recognized in 14 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the "Star" award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. In 1994, the Company's Chairman and Chief Executive Officer, and in 1996, the Company's Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers' Environmental Conservation Distinguished Service Award. The receipt of such awards does not relieve the Company of its obligations to comply with all applicable environmental laws.

         Natural Resources Laws

         The Company is subject to federal and state laws designed to protect natural resources. In March 1996, as discussed under Item 3 below, the United States government commenced a lawsuit against various parties, including the Company, asserting claims under CERCLA and under the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene river basin in northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

         Pending Mining Legislation

         Legislation is expected to be proposed in 1997 in the U.S. Congress to change the Mining Law of 1872 (the "Mining Act") under which the Company holds mining claims on public lands. It is considered possible that the Mining Act will be amended or be replaced by stricter legislation in the future. It is expected that the legislation will propose strict new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. It is also expected that the proposed legislation may include a royalty of 5% to 8% on the value of minerals mined on public lands, payable to the U.S. government. Coeur believes that if and when any royalty is imposed, it will not be a gross royalty and that it is not likely that such legislation will be adopted in 1997. A significant portion of Coeur's U.S. mining properties are on public lands. Whether changes will be enacted or the extent of any changes is not presently known and the potential impact on the Company's United States activities is difficult to predict.

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

EMPLOYEES

         At March 1, 1997, the Company employed a total of 1,217 full-time employees, of which 43 are located at the Company's executive offices in Coeur d'Alene, Idaho, 286 are employed at the Rochester Mine, 165 are employed at the Golden Cross Mine in New Zealand, 704 are employed at the Fachinal and El Bronce Mines in Chile, and 19 are employed at the Kensington property in Alaska. The Company maintains labor agreements under country statutes in New Zealand at the Golden Cross Mine and in Chile at the Fachinal and El Bronce Mines. The agreements at the El Bronce and Fachinal Mines expire in 1998 and 1999, respectively. In the opinion of the Company, its labor relations have been satisfactory. The employees of Silver Valley Resources and Gasgoyne are employees of those companies.

ITEM 2.  PROPERTIES.

         Information regarding the Company's properties is set forth under
Item 1 above.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 22, 1996, an action was filed in the United States District for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including Coeur, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and on March 27, 1997, filed a motion for summary judgment seeking dismissal of the Company from the action. At this stage of the proceeding, it is not possible to predict the ultimate outcome thereof.

         As reported in the Company's Form 10-K for the year ended December 31, 1995, the Company had one issue pending at the beginning of 1996 in connection with the tax deficiency letter issued by the Internal Revenue Service ("IRS") on February 7, 1995 to the Company. In October 1996, the Company and the IRS settled the matter and in connection with that settlement, the Company received a refund of $50,000.

         The Company's Form 10-K for the year ended December 31, 1995 also referred to a lawsuit commenced in Australia in February 1996 by Sons of Gwalia against the Company seeking to enjoin Coeur's proposed offer to acquire Gasgoyne shares. In May 1996, that lawsuit was settled by the parties.

         On July 15, 1996, Coeur filed, and on October 24, 1996 it amended, a complaint against Cyprus Amax Minerals Company ("Cyprus") in the U.S. District Court for the District of Idaho (Civ. No. 96-0301-N-EJL) alleging violations by Cyprus of the anti-fraud provisions of the Securities Exchange Act of 1934 and certain provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to Coeur of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. Coeur's lawsuit seeks an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the Golden Cross Mine tailings impoundment, at the time of Coeur's purchase of the property. In August 1996, Cyprus filed a counterclaim alleging libel by Coeur in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Certain pre-trial motions presently are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the Company's current executive officers:

                                        Office with                   Appointed
Name                      Age           the Company                   to Office
----                      ---         ---------------                 ---------
Dennis E. Wheeler         54          Chairman of the Board              1992
                                      President                          1980
                                      Chief Executive Officer            1986

Michael L. Clark          52          Senior Vice President              1992
                                      Chief Operating Officer

James A. Sabala           42          Senior Vice President              1987
                                      Chief Financial Officer

Michael C. Tippett        58          Senior Vice President              1995
                                      Exploration and New
                                      Business Development

William F. Boyd           58          Vice President -                   1990
                                      Corporate Counsel & Secretary

Alan L. Wilder            48          Vice President-                    1992
                                      Project Development

Robert Martinez           50          Vice President - Engineering,      1996
                                      Operational Services and
                                      South American Operations

Thomas T. Angelos         41          Vice President - Controller        1987

James K. Duff             52          Vice President - Business          1996
                                      Development

Robert T. Richins         49          Vice President                     1989
                                      Environmental Services and
                                      Governmental Affairs

Kevin L. Packard          36          Treasurer                          1996


         Messrs. Wheeler, Sabala, Boyd, Martinez, Angelos, Richins and Duff have been principally employed by the Company for more than the past five years. Prior to his employment with the Company in October 1992, Mr. Clark had served as the Executive Vice President and Chief Operating Officer of another New York Stock Exchange listed mining company since 1990. Mr. Wilder was a consultant in 1990 and 1991, and was the Manager of Engineering and Construction for the Company in 1991 until his appointment as an executive officer effective January 1,

1992. Prior to his appointment to his current position on May 9, 1995, Mr. Tippett was Executive Vice President - CDE Chilean Mining Corporation from May 13, 1991 to May 9, 1995. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his employment by the Company in 1992, Mr. Packard was a certified public accountant and a Tax Manager at Deloitte & Touche LLP.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS.

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                             High              Low
                                           -------           -----
         1995:   First Quarter             $18.500          $14.750
                 Second Quarter             21.500           17.500
                 Third Quarter              20.875           17.250
                 Fourth Quarter             20.875           16.625

         1996:   First Quarter             $25.125          $18.375
                 Second Quarter             22.250           18.375
                 Third Quarter              19.375           13.750
                 Fourth Quarter             16.375           13.875

         The Company paid per share cash distributions or dividends on its Common Stock of $.15 on each of April 19, 1996, April 21, 1995, April 15, 1994, April 16, 1993 and April 15, 1992. In March 1997, the Company announced the Board's decision not to pay a dividend on its Common Stock in April 1997. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

         At March 17, 1997, there were 7,852 record holders of the Company's outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                                 Year Ended December 31,
                                         ------------------------------------------------------------------------
                                            1992            1993          1994            1995            1996
                                         ----------      ---------      ---------      ----------       ---------
                                                        (Thousands Except Per Share Information)
  INCOME STATEMENT DATA:
  Income:
        Sale of concentrates
        and dore'                         $ 41,414       $ 67,990       $ 79,606        $ 89,239        $ 92,731
        Less cost of mine
         operations                         37,829         59,804         67,802          72,210        $ 83,283
                                         ----------      ---------      ---------      ----------       ---------
        Gross profits                        3,585          8,186         11,804          17,029           9,448
        Other income                         4,812          5,388         12,587           9,504        $ 13,159
                                         ----------      ---------      ---------      ----------       ---------
        Total income                         8,397         13,574         24,391          26,533          22,607

  Other expenses                            14,118         31,548         29,392          27,591          23,946
  Writedown of mining properties(4)                                                                       54,415
                                         ----------      ---------      ---------      ----------       ---------
  Total expenses                            14,118         31,548         29,392          27,591          78,361
                                         ----------      ---------      ---------      ----------       ---------

  Net loss from continuing
    operations before income
    taxes                                   (5,721)       (17,974)        (5,001)         (1,058)        (55,754)
  Provision (benefit) for
    income taxes                            (4,233)        (3,932)          (265)            200          (1,184)
                                         ----------      ---------      ---------      ----------       ---------
  Net loss from continuing
    operations                              (1,488)       (14,042)        (4,736)         (1,258)        (54,570)
  Income from discontinued
    operations(net of taxes)(1)                729            752            793           2,412
                                         ----------      ---------      ---------      ----------       ---------
  Income(loss) before cumulative
    effect of change in
    accounting method                         (759)       (13,290)        (3,943)          1,154         (54,570)
  Cumulative effect of
    change in accounting
    method(2)                                               5,181
                                         ----------      ---------      ---------      ----------       ---------
  Net income (loss)                       $   (759)      $ (8,109)      $ (3,943)       $  1,154        $(54,570)
                                         ==========      =========      =========      ==========       =========

  Net income(loss) attributable
    to Common Shareholders                $   (759)      $ (8,109)      $ (3,943)       $  1,154        $(62,967)
                                         ==========      =========      =========      ==========       =========

  Earnings per share data(3):
    Net loss from continuing
      operations                          $   (.10)      $   (.92)      $   (.31)       $   (.08)       $  (2.54)
    Income from discontinued
      operations(net of taxes)                 .05            .05            .05             .15             .00
                                         ----------      ---------      ---------      ----------       ---------
    Net income (loss) before
      cumulative change in
      accounting  method                      (.05)          (.87)          (.26)            .07           (2.54)
    Cumulative effect of
      change in accounting method                             .34
                                         ----------      ---------      ---------      ----------       ---------
    Net income (loss)                     $   (.05)      $   (.53)      $   (.26)       $    .07        $  (2.54)
                                         ==========      =========      =========      ==========       =========
    Net loss from continuing
      operations                          $   (.10)      $   (.92)      $   (.31)       $   (.08)       $  (2.93)
    Income from discontinued
      operations (net of taxes)                .05            .05            .05             .15
                                         ----------      ---------      ---------      ----------       ---------
    Income (loss) before
      cumulative change in
      accounting method                       (.05)          (.87)          (.26)            .07           (2.93)
    Cumulative effect of change
      in accounting method                                    .34
                                         ----------      ---------      ---------      ----------       ---------
    Net income (loss) attributable
     to Common Shareholders               $   (.05)      $   (.53)      $   (.26)       $    .07        $  (2.93)
                                         ==========      =========      =========      ==========       =========
  Cash dividends paid per
    Common Share                          $    .15       $    .15       $    .15        $    .15        $    .15
                                         ==========      =========      =========      ==========       =========
  Weighted average
    number of shares of
    Common Stock and
    equivalents used in
    calculation                             15,317         15,328         15,388          15,888          21,469
                                         ==========      =========      =========      ==========       =========
  BALANCE SHEET DATA:
        Total Assets                      $324,878       $325,249       $412,361        $445,646        $580,330
        Working capital                    179,370        104,883        170,087         105,597         179,626
        Long-term debt                     131,134        129,234        227,193         174,000         189,953
        Shareholders' equity               180,991        170,849        160,292         239,832         346,198

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

(3) Earnings per share is calculated based on the weighted average number of common shares outstanding and those Common Stock equivalents that are deemed to be dilutive. The 6% Convertible Subordinated Debentures Due 2002 are considered to be Common Stock equivalents. Accordingly, such debentures are assumed to be converted, and interest expense on such debentures, net of tax expense, has been considered in the computation of earnings per share, except in those instances where the effects of conversion would be antidilutive.

(4) During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Golden Cross Mine and the nearby Waihi East property were written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area and the ultimate viability of the mine. The write-down includes amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7.02 million as of December 31, 1996.

     In addition, the Faride property in Chile, was written down by $1.2 million due to management's decision not to exercise its final option payment on the project.


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

         The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest and which the Company plans to continue to operate through at least the end of 1997; the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994 and 100% ownership in September 1996; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company at which initial production commenced in late October 1995 and which commenced commercial production in January 1997.

         The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley, which owns and operates the Coeur Mine (where operations resumed in June 1996 and are expected to continue until late 1997 or early 1998) and the Galena Mine (where operations are expected to resume in July 1997) in the Coeur d'Alene Mining District of Idaho. In May 1996, the Company acquired 35% of Gasgoyne, which owns the Yilgarn Star Gold Mine in Australia.

         The Company's total production in 1996 exceeded 214,000 ounces of gold and 9.5 million ounces of silver, which was the highest in the Company's history. Coeur estimates that 1997 gold and silver production will approximate 285,000 ounces and 9.8 million ounces, respectively. Total estimated reserves at December 31, 1996 amounted to approximately 3.4 million ounces of gold and
109.0 million ounces of silver, compared to estimated gold and silver reserves at December 31, 1995 of approximately 3.5 million ounces and 124.0 million ounces, respectively.

         A production decision at the Kensington property, a wholly-owned developmental gold property in Alaska, is subject to a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on March 17, 1997 was $351.40 per ounce. The Company is unable to control the timing of the issuance of the remaining required permits, which are expected to be issued during the second quarter of 1997.

         The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

                             RESULTS OF OPERATIONS


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Sales and Gross Profits

         Sales of concentrates and dore' in 1996 increased by $3,492,000, or 4%, over 1995. The increase is primarily attributable to increased gold production at the Company's Rochester Mine and increased silver production attributable to Silver Valley Resources. Silver and gold prices averaged $5.18 and $387.70 per ounce, respectively, in 1996 compared to $5.19 and $384.16 per ounce, respectively, in 1995. During 1996, the Company produced 9,520,009 ounces of silver and 214,130 ounces of gold compared to 7,175,394 ounces of silver and 167,985 ounces of gold in 1995.

         The cost of mine operations in 1996 increased by $11,073,000, or 15%, over 1995. The increase is primarily due to the startup, in the second quarter of 1996, of operations at Silver Valley's Coeur Mine and higher operating costs at the Golden Cross Mine resulting from deep-seated ground movement under the tailings dam. Gross profit from mine operations decreased by $7,581,000, or 45%, compared with 1995. Mine operations gross profit as a percent of sales decreased to 10% in 1996 compared to 19% in 1995. The gross profit decrease was primarily attributable to a decrease in gold production from the Company's Golden Cross Mine, start-up costs at Silver Valley's Coeur Mine and higher operating costs at the Golden Cross Mine during 1996.

         The cash operating costs of production per ounce of gold at the Golden Cross Mine amounted to $365.79 per ounce in 1996, compared to $228.16 per ounce during 1995. The increase was primarily attributable to the land slide issue first identified by the Company in late 1995. As a result, the Company was unable to complete a planned expansion of the existing facilities which would have resulted in lower unit operating costs. The cash operating costs per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.64 per ounce in 1996, compared to $3.71 per ounce in 1995. Cash operating costs at the El Bronce Mine averaged $259.43 per ounce of gold in 1996 compared with $305.68 during its first full year of operation in 1995. Cash operating costs at Silver Valley amounted to $2.46 per silver ounce produced subsequent to its startup in June 1996.

Other Income

         Interest and other income in 1996 increased by $3,655,000, or 38%, compared with 1995. The increase is primarily due to (i) an increase in the level of the Company's cash and securities portfolio in 1996 primarily resulting from the public sale of $150.4 million of Mandatory Adjustable Redeemable Convertible Securities ("MARCS") in March and April 1996, and a gain of $1,300,000 arising from the sale by the Company of common shares of Orion Resources, NL in the third quarter of 1996, (ii) a gain of $1,400,000 from the sale of other fixed assets in the fourth quarter of 1996, and (iii) the Company's share of income resulting from its interest in the operations of Gasgoyne Gold Mines in 1996.

Expenses and Writedown of Mining Properties

         Total expenses, including writedown of mining properties, in 1996 increased by $50,770,000 over 1995. The increase is primarily due to writedowns of mineral properties of $54,415,000 related to a $53,245,000 writedown of the Company's interest in the Golden Cross Mine and nearby Waihi East property in New Zealand and a $1,170,000 writedown of the Company's interest in the Faride Mine in Chile. The impact of the increase in expenses due to the writedowns is partially offset by decreases in idle facilities of $1,481,000 and interest expense of $6,111,000.

         The $53,245,000 charge related to the Company's investment in the Golden Cross Mine and the nearby Waihi East property, which included accrual of the estimated future closure and remediation costs and a write-down of the entire carrying value of the Company's 80% interest in the property, was announced in July 1996 following the determination by the Company, following consultation with its independent accountants, that generally accepted accounting principles called for an asset writedown. The writedown was necessitated by the Company's discovery in late 1995 of deep-seated ground movement, actuated by heavy rainfall events not caused by the mine's operations, under the mine's tailings impoundment. Following investigative activities and the formulation of remedial measures, the Company's determination as of June 1996 was the amount required to implement the planned remedial measures could approximate $11 million. In addition, it had become evident by that time that (i) production could be expected to significantly decrease as a result of the Company's inability to implement a previously planned mill optimization because the dam had not been stabilized, and, consequently, it was believed the government would not likely consent to a raising of the tailings dam crest to obtain necessary tailings storage capacity to accommodate the increased mill throughput, and (ii) capital and operating costs could be expected to significantly increase due to the production shortfall and ground movement remediation program costs.

         In October 1996, New Zealand regulatory authorities approved the Company's application to permit the raising of the Golden Cross Mine tailings impoundment crest and the Company believes it will be able to continue to operate the mine through at least the end of 1997. The Company also believes that the continued operations of the mine will have a beneficial impact on the end-of-mine-life closure and reclamation requirements.

Net Loss From Continuing Operations

         As a result of the above, the Company's loss from continuing operations before income taxes increased to $55,754,000 in 1996 compared to a loss from continuing operations of $1,058,000 in 1995. The benefit from income taxes amounted to $1,184,000 in 1996, compared to a provision of $200,000 in 1995. As a result, the Company reported a net loss from continuing operations of $54,570,000, or $2.54 per share, in 1996, compared to a net loss from continuing operations of $1,258,000, or $.08 per share, in 1995.

 Net Income (Loss)

         As a result of the above, the Company reported a net loss of $54,570,000 ($62,967,000 attributable to Common Shareholders), or $2.54 per share ($2.93 per share attributable to Common Shareholders), in 1996, compared to a net income of $1,154,000, or $.07 per share, in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Sales and Gross Profits

         Sales of concentrates and dore' in 1995 increased by $9,633,000, or 12%, over 1994. The increase is primarily attributable to an increase in gold and silver production. Silver and gold prices averaged $5.19 and $384.16 per ounce, respectively, in 1995 compared to $5.28 and $384.01 per ounce, respectively, in 1994. During 1995, the Company produced 7,175,394 ounces of silver and 167,985 ounces of gold compared to 6,180,215 ounces of silver and 129,239 ounces of gold in 1994.

         The cost of mine operations in 1995 increased by $4,408,000, or 7%, over 1994. Gross profit from mine operations increased by $5,225,000, or 44%, over 1994. Mine operations gross profit as a percent of sales increased to 19% in 1995 compared to 15% in 1994. The gross profit increase was primarily attributable to the decreases in silver and gold production costs in 1995 and increased silver and gold production.

         The cash operating costs of production per ounce of gold at the Golden Cross Mine amounted to $228.16 per ounce in 1995, compared to $273.84 per ounce during 1994. The decrease was primarily attributable to (i) the presence in 1994 of a harder grinding ore in the open pit requiring more milling and chemicals in the processing and lower grade of ore being provided from the underground portion of the mine; and (ii) the availability of additional underground production, a better blending of open-pit and underground ore, and the mining of less waste in the open pit in 1995. The cash operating costs per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.71 per ounce in 1995, compared to $3.57 per ounce in 1994. Cash operating costs at the El Bronce Mine averaged $305.68 per ounce of gold during its first full year of operation.

Other Income

         Interest and other income in 1995 decreased by $3,083,000, or 24%, compared with 1994. The decrease is primarily due to (i) a decrease in the level of the Company's cash and securities portfolio in 1995 and a gain of $2,700,000 arising from the sale by the Company of common shares of International Curator in the third quarter of 1994, and (ii) a gain of approximately $4,400,000 from the sale of gold and silver purchased in the open market which was then delivered pursuant to fixed price forward contracts during 1995.

Expenses

         Total expenses in 1995 decreased by $1,801,000, or 6%, from 1994. The decrease is primarily due to a significant decrease in interest expense of $1,653,000 in 1995 compared to 1994. In addition, a non-recurring write-off of $800,000 was recorded in 1994 as a result of an adverse judgment in a lawsuit described below relating to four promissory notes made by a predecessor of the Company.

Net Loss From Continuing Operations

         As a result of the above, the Company's loss from continuing operations before income taxes decreased to $1,058,000 in 1995 compared to a loss from continuing operations of $5,001,000 in 1994. The provision for income taxes amounted to $200,000 in 1995, compared to a benefit of $265,000 in 1994. As a result, the Company reported a net loss from continuing operations of $1,258,000, or $ .08 per share, in 1995, compared to a net loss from continuing operations of $4,736,000, or $.31 per share, in 1994.

Income From Discontinued Operations

         On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for $10,000,000, of which approximately $4,000,000 was paid at the time of closing and the balance was payable through five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company reports income from discontinued operations of $2,412,000, or $.15 per share, compared with $793,000, or $.05 per share in 1994.

Net Income (Loss)

         As a result of the above, the Company reported net income of $1,154,000, or $.07 per share, in 1995, compared to a net loss of $3,943,000, or $.26 per share, in 1994.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

         The Company's working capital at December 31, 1996 was $179,626,000 compared to $105,597,000 at December 31, 1995. The ratio of current assets to current liabilities was 6.69 to one at December 31, 1996 compared to 6.02 to one at December 31, 1995.

         Net cash provided by operating activities in 1996 was $7,784,000 compared with $20,915,000 net cash provided by operating activities in 1995. A total of $131,297,000 of cash was used in investing activities in 1996 compared to $37,852,000 in 1995. The Company's financing activities provided $150,483,000 of cash during 1996 compared to $18,274,000 in 1995. As a result of the above, the Company's net cash increase in 1996 was $26,970,000 compared with a net cash increase of $1,337,000 in 1995.

   Acquisition of Remaining El Bronce Interest

         In July 1994, the Company had made an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits, and an option to acquire a 51% equity interest in the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to acquire that 51% equity interest and also purchased the remaining 49% of the shares of El Bronce, bringing its total ownership interest to 100%. The terms of the purchase included the payment of $10.5 million in cash, prepayment of the remainder of the option price in the approximate amount of $3.8 million and a net smelter return royalty of 3% to be paid to the seller quarterly, commencing on January 1, 1997. The acquisition has been accounted for as a purchase with the excess of the purchase price over the net book value of the mine ($4.9 million) being allocated to mining properties.

   Public Offering of MARCS

         In March 1996, the Company conducted a public offering of $150.4 million of MARCS. The Company sold a total of 7,077,833 shares of MARCS at a public offering price of $21.25 per share and received net proceeds of $144.6 million. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS is $1.488 per share, payable quarterly.

   Interest in Gasgoyne

         In May 1996, subject to its tender offer, Coeur issued a total of 1,419,832 shares of Common Stock and paid a total of A$19.5 million (or US$15.4 million based on then prevailing currency exchange rates) to acquire a total of 20,293,691 Gasgoyne shares constituting approximately 35% of Gasgoyne's then outstanding shares. Coeur's purchase offer for outstanding Gasgoyne shares was conducted on the basis of seven Coeur shares of Common Stock plus A$96 in exchange for each 100 Gasgoyne shares. Coeur's cash payments to Gasgoyne shareholders were financed by a loan facility with Rothschild Australia Limited, which provides for a maximum of US$20 million of borrowings at an annual interest rate equal to LIBOR plus 1.5%. In February 1997, Gasgoyne effected a selective reduction of capital by repurchasing its publicly held shares from those shareholders other than Coeur and Sons of Gwalia, as a result of which Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. It is the intent of the Company and Sons of Gwalia to equalize their respective ownership interests in Gasgoyne, thereby giving the Company a 50% interest in that company or its underlying assets. It is expected that the equalization will be completed in the second quarter of 1997 and that the total cost to

Coeur will be approximately $18 million. This acquisition will be funded out of the Company's existing cash resources.

   Purchase and Sale of Interest in Orion

         On January 24, 1996, at a cost of $10.7 million, Coeur acquired from Homestake Mining Company ("Homestake") 5.5 million shares of and an option to acquire an additional 5.0 million shares of Orion held by Homestake. Earlier in January 1995 and in the last quarter of 1994, Coeur had acquired 3.3 million outstanding Orion shares for a total cost of $3.8 million on the open market. On March 26, 1996, Coeur exercised the options previously acquired for a purchase price of $3.8 million. As a result of the above acquisitions of Orion shares, which were funded by Coeur's own cash resources, Coeur then held 19.2% of Orion's outstanding shares. On September 30, 1996, the Company sold its shares of Orion and recorded a gain of $1.3 million on the transaction.

   Federal Natural Resources Action

         On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the U.S. government in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and at an appropriate stage will seek to be dismissed from this action. At this initial stage of the proceedings it is not possible to predict its ultimate outcome.

   Restructuring of Fachinal Mine Financing

         Effective December 23, 1996, the Company restructured the terms of its $24 million Loan Agreement with a bank syndicate lead by N.M. Rothschild & Sons, Ltd. ("Rothschild"), the borrowings under which were used by the Company to finance a portion of the $40.8 million cost of constructing the Fachinal mining facilities in Chile, which construction was completed in October 1995. The earlier limited recourse project financing agreement, dated April 19, 1995, required

Coeur to guarantee repayment of the borrowing until the project met certain production and financial covenants, after which the project alone would have been liable for repayment of the loan. The restructured borrowing is a general corporate obligation, matures on September 30, 2001 and is repayable in 16 equal quarterly installments commencing on September 1, 1997. Interest is calculated on a floating rate basis equal to LIBOR plus 1.5% per year.

Environmental Compliance Expenditures

         For the years ended December 31, 1996, 1995 and 1994, the Company expended $3.1 million, $2.9 million, and $3.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, El Bronce and Fachinal Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, at December 31, 1996, the Company had expended a total of $10.6 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost.

         The Company also expended $12.0 million in 1996 in connection with its ground movement remediation activities at the Golden Cross Mine in New Zealand. Furthermore, the Company estimates that its remediation costs at that mine in 1997 will approximate $2.9 million.

         The Company estimates that environmental compliance expenditures at its Kensington developmental property during 1997 will approximate $3.1 million related to activities associated with obtaining permits required for construction. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Exploration and Development Expenditures

         During 1996, the Company expended $7.5 million (excluding capitalized interest) for developmental costs at the Kensington property, $3.4 million at the Rochester Mine, $.3 million (excluding capitalized interest) for the development of the Fachinal Mine, $17.9 million for investment at the El Bronce Mine and $2.9 million to continue its planned exploration and development programs. During 1997, the Company presently plans to expend $7.8 million (excluding capitalized interest) to bring the Kensington property to a construction decision, $2.4 million for the Fachinal Mine, and $3.2 million for developmental and exploration activities at the El Bronce Mine. It is expected that a decision will be made during the second quarter of 1997 as to whether to place the Kensington Property into commercial production. If the Company were to decide to construct a Kensington mining facility, the Company estimates that it would be required to expend approximately $197 million over an eighteen-month period in connection with the construction of the Kensington mining facilities. The cost of such construction would be financed out of the proceeds of the public offering of the MARCS as well as project financing, working capital and/or cash flow sources.


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

                 Consolidated Balance Sheets-December 31, 1995 and 1996.

                 Consolidated Statements of Operations--Years Ended December 31, 1994, 1995 and 1996.

                 Consolidated Statements of Changes in Shareholders' Equity--Years Ended December 31, 1994, 1995 and 1996.

                 Consolidated Statements of Cash Flows--Years Ended December 31, 1994, 1995 and 1996.

                 Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K: On November 12, 1996, the Company filed Amendment No. 1 to its Form 8-K filed on November 5, 1996 reporting the purchase of the El Bronce Mine.


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
                          (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-2 (File
                          No. 2-84174).)

         10(c)   -        Executive Compensation Program.  (Incorporated herein
                          by reference to Exhibit 10(e) to the Registrant's
                          Annual Report on Form 10-K for the year ended
                          December 31,  1989.) *

         10(d)   -        Lease agreement, dated as of October 10, 1986,
                          between Manufacturers Hanover Commercial Corporation and Coeur-Rochester, Inc. (Incorporated herein by reference to Exhibit 10(a) to Registrant's Current
                          Report on Form 8-K, dated October 10, 1986.)

         10(e)   -        Indenture, dated as of June 10, 1987, between the
                          Registrant and Citibank, N.A., as Trustee, relating to the Registrant's 6% Convertible Subordinated
                          Debentures Due 2002. (Incorporated herein by reference to Exhibit 4 to the Registrant's Current
                          Report on Form 8-K dated June 10, 1987.)

         10(f)   -        Agreement, dated January 1, 1994, between
                          Coeur-Rochester, Inc. and Johnson Matthey Inc.
                          (Incorporated herein by reference to Exhibit 10(m) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

         10(g)   -        Refining Agreement, dated January 24, 1994, between
                          the Registrant and Handy & Harman. (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

         10(h)   -        Master Equipment Lease No. 099-03566-01, dated as of
                          December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant's Annual
                          Report on Form 10-K for the year ended December 31, 1988.)


         -------------
          * Management contract or compensatory plan

         10(i)   -        Master Equipment Lease No. 01893, dated as of
                          December 28, 1988, between Cargill Leasing
                          Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant's
                          Annual Report on Form 10-K for the year ended
                          December 31, 1988.)

         10(j)   -        Rights Agreement, dated as of May 24, 1989, between
                          the Registrant and First Interstate Bank of Oregon,
                          N.A., as Rights Agent. (Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-A relating to the registration of the Rights on the American and Spokane Stock Exchanges.)

         10(k)   -        Agreement and Plan of Merger, dated as of September
                          16, 1991, by and among the Registrant, CMC
                          Acquisition Corporation and Callahan Mining
                          Corporation. (Incorporated herein by reference to Exhibit A to the Prospectus, dated November 22, 1991, contained in the Registrant's Registration Statement on Form S-4 (File No. 33-44096).

         10(l)   -        Agreement, dated June 11, 1992, between Callahan
                          Mining Corporation and Hecla Mining Company
                          (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

         10(m)   -        Stock Purchase Agreement, dated as of April 30, 1993,
                          among Coeur New Zealand, Inc., the Registrant, Cyprus gold New Zealand Limited, Cyprus Exploration and
                          Development Corporation and Cyprus Minerals Company.
                          (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8K dated April
                          30, 1993.)

         10(n)   -        Amended and Restated Profit Sharing Retirement Plan
                          of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.) *


         -------------
          * Management contract or compensatory plan

         10(o)   -        Indenture, dated as of January 26, 1994, between the
                          Registrant and Bankers Trust Company relating to the Registrant's 6 3/8% Convertible Subordinated
                          Debentures Due 2004. (Incorporated herein by reference to Exhibit 10(gg) to the Registrant's
                          Annual Report on Form 10-K for the year ended
                          December 31, 1993.)

         10(p)   -        Purchase Agreement, dated January 18, 1994, between
                          the Registrant and Kidder, Peabody & Co. Incorporated relating to the 6 3/8% Convertible Subordinated
                          Debentures Due 2004. (Incorporated herein by reference to Exhibit 10(hh) to the Registrant's
                          Annual Report on Form 10-K for the year ended
                          December 31, 1993.)

         10(q)   -        Registration Rights Agreement, dated January 26,
                          1994, between the Registrant and Kidder, Peabody &
                          Co., Incorporated relating to the 6 3/8% Convertible
                          Subordinated Debentures Due 2004. (Incorporated herein by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

         10(r)   -        1993 Annual Incentive Plan and Long-Term Performance
                          Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant's
                          Annual Report on Form 10-K for the year ended
                          December 31, 1993.) *

         10(s)   -        Supplemental Retirement and Deferred Compensation
                          Plan, dated January 1, 1993, of the Registrant.
                          (Incorporated herein by reference to Exhibit 10(kk) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.) *

         10(t)   -        Lease Agreement, dated January 12, 1994, between
                          First Security Bank of Idaho and Coeur Rochester,
                          Inc.  (Incorporated herein by reference to Exhibit
                          10(mm) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

         10(u)   -        Agreement, dated January 1, 1994, between Coeur Gold
                          New Zealand Limited and Johnson Matthey (Aust.) Ltd.
                          (Incorporated herein by reference to Exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

          -------------
          * Management contract or compensatory plan

         10(v)   -        Non-employee Directors' Retirement Plan effective as
                          of March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.) *

         10(w)   -        Extension of Employment and Severance Agreement
                          between the Registrant and Dennis E. Wheeler, dated
                          June 28, 1994. (Incorporated by reference to Exhibit
                          10 (nn) to the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1994.)*

         10(x)   -        Form of letter extending the terms of the Severance
                          Agreements between the Registrant and James Sabala,
                          Tom Angelos, Michael Clark, Al Wilder, William Boyd,
                          Robert Martinez, Kevin Packard, James Duff and
                          Michael Tippett. (Incorporated by reference to Exhibit 10(oo) to the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 1994.)*

         10(y)   -        401k Plan of the Registrant.  (Incorporated by
                          reference to Exhibit 10 (pp) to the Registrants
                          Annual Report on Form 10-K for the year ended
                          December 31, 1994.)*

         10(z)   -        Option Agreement of October 24, 1994 between Compania
                          Minera El Bronce and CDE Chilean Mining Corporation.
                          (Incorporated by reference to Exhibit 10(qq) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10(aa) - Asset Contribution Agreement, effective as of January 1, 1995, among the Registrant, ASARCO Incorporated, Callahan Mining Company and Silver Valley Resource Corporation. (Incorporated herein by reference to Exhibit 10(ff) to the Company's Annual Report of Form 10-K for the year ended December 31, 1995.)

         10(bb) - Asset and Stock Purchase Agreement, dates as of April 28, 1995, among Schauemburg International, Inc., The Flexaust Company, Inc. and Callahan Mining Corporation. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated May 2, 1995.)

         ------------
          * Management contract or compensatory plan

         10(cc) - Limited Recourse Project Financing Agreement, dated April 19, 1995, between the Registrant and N.M. Rothschild & Sons, Ltd. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

         10(dd) - Venture Termination and Asset Purchase Agreement, dated as of June 30, 1995, among Coeur Alaska, Inc., Echo Bay Alaska, Inc. and Echo Bay Exploration, Inc. (Incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 7, 1995.)

         10(ee) - Form of Standby Agreement, dated November 15, 1995, between the Registrant and UBS Securities Inc. (Incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-64255).)

         10(ff) - Form of Offer, dated January 29, 1996, by the Registrant to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported - December 21, 1995).)

         10(gg) - Part A Statement of the Registrant relating to its offer to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported - December 21, 1995).)

         10(hh) - Call Option Agreement Over Shares, dated December 20, 1995, between the Registrant and Ioma Pty Ltd. (Incorporated herein by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported -December 21, 1995).)

         10(ii) - Agreement for the Purchase and Sale of Shares, dated August 30, 1996, by Compania Minera El Bronce to CDE Chilean Mining Corporation and Coeur d'Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10(a) of the Registrant's Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported - September 4, 1996).)

         10(jj) - Amendment, dated August 30, 1996, to Purchase and Sale, Cancellation and Receipt of Payment of Purchase Sale Installments and Release of Mortgage, Chattel Mortgages and Prohibitions between Compania Minera El Bronce and Compania Minera CDE El Bronce. (Incorporated herein by reference to Exhibit 10(b) of the Registrant's Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported - September 4, 1996).)

         10(kk) - Loan Agreement, dated as of December 23, 1996, among the Registrant (as the Borrower), NM Rothschild & Sons Limited and Bayerische Vereinsbank AG (as the Banks) and NM Rothschild & Sons Limited (as the Agent for the Banks). (Filed herewith.)


         21      -        List of subsidiaries of the Registrant.
                          (Filed herewith.)

         23      -        Consent of Ernst & Young LLP.  (Filed herewith.)

         27      -        Financial Data Schedule


(d)      Independent auditors' reports are included herein as follows:

         Coeur d'Alene Mines Corporation

         Report of Ernst & Young LLP at December 31, 1995, and 1996, and for each of the three years in the period ended December 31, 1996.

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


Date: March 17, 1997                    By: DENNIS E. WHEELER
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

         Signature
         ---------
DENNIS E. WHEELER                 Chairman, President,         March 17, 1997
----------------------            Chief Executive Officer
Dennis E. Wheeler                 and Director



JAMES A. SABALA                   Senior Vice President,       March 17, 1997
----------------------            Chief Financial Officer
James A. Sabala                   and Director


CECIL D. ANDRUS                   Director                     March 17, 1997
----------------------
Cecil D. Andrus

JOSEPH C. BENNETT                 Director                     March 17, 1997
----------------------
Joseph C. Bennett


JAMES J. CURRAN                   Director                     March 17, 1997
----------------------
James J. Curran


DUANE B. HAGADONE                 Director                     March 17, 1997
----------------------
Duane B. Hagadone


JAMES A. MCCLURE                  Director                     March 17, 1997
----------------------
James A. McClure


JEFFERY T. GRADE                  Director                     March 17, 1997
----------------------
Jeffery T. Grade

                           ANNUAL REPORT ON FORM 10-K

                       Item 8, Item 14(a), and Item 14(d)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                        COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Seattle, Washington                                         ERNST & YOUNG LLP
February 5, 1997

                          CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                December 31,
                                                          1996                 1995
                                                       ---------            ---------
ASSETS                                                         (In Thousands)
CURRENT ASSETS
    Cash and cash equivalents                          $ 43,455             $ 16,485
    Funds held in escrow                                                       2,271
    Short-term investments                              124,172               63,077
    Receivables                                          11,573               13,809
    Inventories                                          31,992               30,981
                                                       --------             ---------
               TOTAL CURRENT ASSETS                     211,192              126,623

PROPERTY, PLANT, AND EQUIPMENT
    Property, plant and equipment                       118,993              118,083
    Less accumulated depreciation                        50,743               34,152
                                                       ---------            ---------
                                                         68,250               83,931
MINING PROPERTIES
    Operational mining properties                       171,517              150,656
    Less accumulated depletion                           38,264               38,529
                                                       ---------            ---------
                                                        133,253              112,127
    Developmental properties                            110,985              108,820
                                                       ---------            ---------
                                                        244,238              220,947

OTHER ASSETS
    Investment in unconsolidated affiliate               48,231
    Notes receivable                                      4,000                5,000
    Debt issuance costs, net of accumulated
      amortization                                        4,081                4,702
    Marketable equity securities and other                  338                4,443
                                                      ----------           ----------
                                                         56,650               14,145
                                                      ----------           ----------
                                                       $580,330            $ 445,646
                                                      ==========           ==========

                          CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                              December 31,
                                                                         1996              1995
                                                                      ----------        ---------
                                                                             (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $  4,327         $  5,743
    Accrued liabilities                                                    4,976            3,525
    Accrued interest payable                                               4,968            4,526
    Accrued salaries and wages                                             5,242            5,039
    Bank loans                                                                              8,021
    Current portion of remediation costs                                   3,500
    Current portion of obligations under
        capital leases                                                       532            2,193
                                                                        ---------        ---------
               TOTAL CURRENT LIABILITIES                                  31,566           21,026

LONG-TERM LIABILITIES
    6% subordinated convertible debentures                                49,840           50,000
    6 3/8% subordinated convertible debentures                           100,000          100,000
    Long-term borrowings                                                  39,900           24,000
    Obligations under capital leases                                         213
    Other long-term liabilities                                           12,613            9,386
    Deferred income taxes                                                                   1,402
                                                                        ---------        ---------
               TOTAL LONG-TERM LIABILITIES                               202,566          184,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
        Securities (MARCS), par value $1.00 per
        share,(a class of preferred stock) -
        authorized 10,000,000 shares, 7,077,833
        issued and outstanding                                             7,078
    Common Stock, par value $1.00 per share-
        authorized 60,000,000 shares, issued 22,950,182
        and 21,524,093 shares (including 1,059,211
        shares held in treasury)                                          22,950           21,524
    Capital surplus                                                      400,187          247,100
    Accumulated deficit                                                  (70,459)         (15,889)
    Unrealized gains (losses) on short-term
        investments                                                         (352)             361
    Repurchased and nonvested shares                                     (13,206)         (13,264)
                                                                        ---------        ---------
                                                                         346,198          239,832
                                                                        ---------        ---------
                                                                        $580,330         $445,646
                                                                        =========        =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                                     Year Ended December 31,
                                                                             1996              1995               1994
                                                                          ---------          ---------          --------
                                                                               (In Thousands Except Per Share Data)
INCOME
    Sale of concentrates and dore'                                        $ 92,731            $ 89,239          $ 79,606
    Less cost of mine operations                                            83,283              72,210            67,802
                                                                          ---------           ---------         ---------
               GROSS PROFITS                                                 9,448              17,029            11,804

OTHER INCOME--interest, dividends,
    and other                                                               13,159               9,504            12,587
                                                                          ---------           ---------         ---------
               TOTAL INCOME                                                 22,607              26,533            24,391
EXPENSES
    Administration                                                           3,716               3,677             3,825
    Accounting and legal                                                     1,753               1,626             2,473
    General corporate                                                        7,147               6,207             6,258
    Mining exploration                                                       7,695               4,854             3,878
    Idle facilities                                                                              1,481             1,559
    Interest                                                                 3,635               9,746            11,399
    Writedown of mining properties                                          54,415
                                                                          ---------           ---------         ---------
               TOTAL EXPENSES                                               78,361              27,591            29,392
                                                                          ---------           ---------         ---------

NET LOSS FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                                         (55,754)             (1,058)           (5,001)
    Provision (benefit) for income taxes                                    (1,184)                200              (265)
                                                                           ---------          ---------         ---------

NET LOSS FROM CONTINUING
    OPERATIONS                                                             (54,570)             (1,258)           (4,736)
    Income from discontinued operations
        (net of taxes)                                                                           2,412               793
                                                                          ---------           ---------         ---------
NET INCOME (LOSS)                                                         $(54,570)           $  1,154          $ (3,943)
                                                                          =========           =========         =========

NET INCOME(LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                                     $(62,967)           $  1,154          $ (3,943)
                                                                          =========           =========         =========

EARNINGS PER SHARE DATA
    Weighted average number of shares
        of Common Stock and equivalents
        used in calculation (in thousands)                                  21,469              15,888            15,388
                                                                          =========           =========         =========

Net loss from continuing operations                                       $  (2.54)           $   (.08)         $   (.31)
Income from discontinued operations                                                                .15               .05
                                                                          ---------           ---------         ---------
Net income (loss) per share                                               $  (2.54)           $    .07          $   (.26)
                                                                          =========           =========         =========

Net income (loss) attributable to
    Common Shareholders:
Net loss from continuing operations                                       $  (2.93)           $   (.08)         $   (.31)
Income from discontinued operations                                                                .15               .05
                                                                          ---------          ---------         ---------
Net income (loss) per share                                               $  (2.93)           $    .07          $   (.26)
                                                                          =========          =========         =========


        CASH DIVIDENDS PER COMMON SHARE                                   $    .15            $    .15          $    .15
                                                                          =========           =========         =========



See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For Years Ended December 31, 1996, 1995, and 1994
                                 (In Thousands)

                                       Preferred Stock
                                           (MARCS)                 Common Stock
                                   ----------------------      -----------------------
                                                    Par                         Par           Capital        Accumulated
                                    Shares         Value        Shares         Value          Surplus          Deficit
                                   --------      --------      --------      ---------       ---------        ---------
Balance at January 1, 1994                                      16,394        $16,394        $181,038         $(13,100)
Net Loss                                                                                                        (3,943)
Cash Dividends                                                                                 (2,303)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                             19             19             366
Unrealized Losses on
  Marketable Securities
Other                                                              220            220           3,780
                                   --------      --------      --------      ---------       ---------        ---------

Balance at December 31, 1994                                    16,633         16,633         182,881          (17,043)
Net Income                                                                                                       1,154
Cash Dividends                                                                                 (2,339)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                             24             24             384
Unrealized Gains on
  Marketable Securities
Conversion of 7% Debentures                                      4,867          4,867          66,174
                                   --------      --------      --------      ---------       ---------        ---------

Balance at December 31, 1995                                    21,524         21,524         247,100          (15,889)
Net Loss                                                                                                       (54,570)
Issuance of MARCS                    7,078         7,078                                      137,548
Cash Dividends                                                                                (11,028)
Issuance of Shares Under
  Stock Compensation Plan
  (net)
Shares Issued on
  Acquisition of                                                 1,420          1,420          26,467
  Unconsolidated
  Affiliate
Unrealized Loss on
  Marketable Securities
Conversion of 6% Debentures                                          6              6             150
Other                                                                                             (50)
                                   --------      --------      --------      ---------       ---------        ---------
                                     7,078       $ 7,078        22,950        $22,950        $400,187         $(70,459)
                                   ========      ========      ========      =========       =========        =========
                                      Unrealized
                                         Gains           Repurchased and
                                     (Losses) on         Nonvested Shares
                                      Short-Term      ----------------------
                                     Investments       Shares        Amount       Total
                                     -----------      --------     ---------     ---------
Balance at January 1, 1994                             (1,058)     $(13,483)     $170,849
Net Loss                                                                           (3,943)
Cash Dividends                                                                     (2,303)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                                 125           510
Unrealized Losses on
  Marketable Securities                 $(8,820)                                   (8,820)
Other                                                      (1)                      4,000
                                       ---------      --------     ---------     ---------

Balance at December 31, 1994             (8,820)       (1,059)      (13,358)      160,293
Net Income                                                                          1,154
Cash Dividends                                                                     (2,339)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                                  94           502
Unrealized Gains on
  Marketable Securities                   9,181                                     9,181
Conversion of 7% Debentures                                                        71,041
                                       ---------      --------     ---------     ---------

Balance at December 31, 1995                361        (1,059)      (13,264)      239,832
Net Loss                                                                          (54,570)
Issuance of MARCS                                                                 144,626
Cash Dividends                                                                    (11,028)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                                  58            58
Shares Issued on
  Acquisition of                                                                   27,887
  Unconsolidated
  Affiliate
Unrealized Loss on
  Marketable Securities                    (713)                                     (713)
Conversion of 6% Debentures                                                           156
Other                                                                                 (50)
                                       ---------      --------     ---------     ---------
                                        $  (352)       (1,059)     $(13,206)     $346,198
                                       =========      ========     =========     =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                                      Year Ended December 31,
                                                                              1996               1995              1994
                                                                           ---------          ---------          --------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing
     operations                                                            $(54,570)          $ (1,258)         $ (4,736)
  Add (less) noncash items:
     Depreciation, depletion, and
        amortization                                                         13,381             16,893            17,537
     Deferred income taxes                                                   (1,402)            (1,786)             (629)
     (Gain) loss on disposition of property,
        plant and equipment                                                    (985)               458               132
     (Gain) loss on foreign currency
        transactions                                                            155                597              (784)
     (Gain) loss on disposition of
        marketable securities                                                (1,262)               885            (1,542)
     Writedown of mining property                                            54,415
     Undistributed earnings of investment in
       unconsolidated subsidiary                                             (1,905)

  Changes in Operating Assets and Liabilities:
     Receivables                                                              3,493             (1,239)           (2,932)
     Inventories                                                              1,824              3,234              (953)
     Accounts payable and
        accrued liabilities                                                  (5,360)             2,528               759
                                                                           ---------          ---------          --------
  Net cash provided by continuing operations                                  7,784             20,312             6,852

Income from discontinued operations                                                              2,412               793
  Add (less) noncash items:
     Depreciation, depletion and amortization                                                       85               289
     Gain (loss) on disposition of
        discontinued operations                                                                 (3,964)                2
     Deferred income taxes                                                                       1,608               529
  Change in operating assets and liabilities
     Receivables                                                                                   601              (267)
     Inventories                                                                                   (30)             (323)
     Accounts payable and accrued liabilities                                                     (109)               23
                                                                           ---------          ---------          --------
  Net cash provided by discontinued
     operations                                                                                    603             1,046
                                                                           ---------          ---------          --------

        NET CASH PROVIDED BY
           OPERATING ACTIVITIES                                               7,784             20,915             7,898

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                                      (148,952)            (2,424)         (107,901)
  Investment in unconsolidated affiliate                                    (19,301)
  Proceeds from sales of short-term investments
     and marketable securities                                               92,167             70,112            43,349
  Purchases of property, plant and
     equipment                                                               (4,799)           (44,895)           (9,248)
  Proceeds from sale of assets                                                2,372              1,177               488
  Proceeds from sale of discontinued
     operations                                                               2,566              3,133
  Expenditures on operational mining
     properties                                                             (44,432)           (21,027)          (12,737)
  Expenditures on developmental
     properties                                                             (13,066)           (42,510)          (12,760)
  Other                                                                       2,148             (1,418)               70
                                                                           ---------          ---------          --------

        NET CASH USED IN
           INVESTING ACTIVITIES                                            (131,297)           (37,852)          (98,739)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                                       Year Ended December 31,
                                                                              1996              1995              1994
                                                                           ---------         ----------         ---------
(continued)                                                                                (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of obligations under
     capital leases                                                          (2,041)            (2,041)           (1,900)
  Payment of cash dividends                                                 (11,028)            (2,339)           (2,303)
  Proceeds from MARCS issuance                                              144,626
  Proceeds from bond issuance                                                                                     95,514
  Proceeds from bank borrowings                                              19,186             24,000
  Payment of bond conversion costs                                                              (1,346)
  Retirement of other long-term liabilities                                    (260)
                                                                           ---------         ----------         ---------
     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                                150,483             18,274            91,311
                                                                           ---------         ----------         ---------


INCREASE IN CASH AND CASH EQUIVALENTS                                        26,970              1,337              470
Cash and cash equivalents at beginning
  of year:
  Related to continuing operations                                           16,485             14,707            14,389
  Related to discontinued operations                                                               441               289
                                                                           ---------         ----------         ---------
                                                                             16,485             15,148            14,678
                                                                           ---------         ----------         ---------
Cash and cash equivalents at end
  of year:
  Related to continuing operations                                           43,455             16,485            14,707
  Related to discontinued operations                                                                                 441
                                                                           ---------         ----------         ---------
                                                                           $ 43,455          $  16,485          $ 15,148
                                                                           =========         ==========         =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

         Coeur d'Alene Mines Corporation (Coeur or the Company) is principally engaged through its subsidiaries in the exploration, development, operation and/or ownership of silver and gold mining properties located in the United States (Nevada, Idaho and Alaska), Australasia (New Zealand and Australia), and South America (Chile).


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd. and Compania Minera CDE El Bronce. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for on a proportionate consolidation basis, the most significant of which are the Golden Cross Mine (80%) and Silver Valley Resources Corporation(50%).

         Revenue Recognition: Revenue is recognized when title to gold and silver passes at the shipment or delivery point. The effects of forward sales are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

         Inventories: Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All other inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Dore' inventory includes product at the mine site and product held by refineries.

         Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets. Certain mining equipment is depreciated using the units-of-production method based upon estimated total reserves. Maintenance and repairs are charged to operations as incurred.

         Mining Properties: Values for mining properties represent acquisition costs and/or the fair market value of Common Stock issued for properties plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, on a regular basis to reach a judgment concerning possible permanent impairment of value and the need for a write-down in asset value to net realizable value. These reviews require judgment and the use of estimates, and are affected by the risks and uncertainties inherent in normal operations. Considerations include the level of maintenance and standby costs, current projections of metal prices, and other nonoperating alternatives.


         Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and are accrued ratably over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. Although the ultimate amount of the obligations to be incurred is uncertain at December 31, 1996 and 1995, the Company has recorded accrued liabilities of $6.0 million and $4.3 million as of December 31, 1996 and 1995, respectively. These amounts are included as other long-term liabilities.

         Exploration and Development: Costs incurred in the search for new mineral properties are charged directly to expense. Development expenditures incurred prior to reaching the production stage, related to mining and drilling properties with identified economic reserves, are capitalized. Mine development costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation.

         Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1996 and 1995, cash and cash equivalents included $15.9 million and $15.3 million of cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. Amounts reported represent cost which approximates fair value.

         Short-term Investments: The Company invests in debt and equity securities which are classified as available for sale, according to provisions of FAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities are carried at fair value, determined by quoted prices. Unrealized holding gains and losses on such securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

         Foreign Currencies: Monetary assets and liabilities of the Company's New Zealand and Chilean operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Translation gains and losses are reflected in operations. Nonmonetary assets and liabilities are converted at historical rates. Realized gains and losses from foreign currency transactions are reflected in operations.

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

         Use of Estimates: The Company's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard: In 1996, the Company adopted the disclosure-only requirement of Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for options issued under the plan. The adoption of this disclosure standard has no material effect on the disclosed results of the Company.

         Reclassification: Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE C--ACQUISITION OF A MINING COMPANY AND UNCONSOLIDATED AFFILIATE

         El Bronce:   In July 1994, the Company had made an agreement
pursuant to which the Company acquired operating control, a 51% interest in operating profits, and an option to acquire a 51% equity interest in the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to acquire that 51% equity interest and also purchased the remaining 49% of the shares of El Bronce, bringing its total ownership interest to 100%. The terms of the purchase included the payment of $10.5 million in cash, prepayment of the remainder of the option price in the approximate amount of $3.8 million and a net smelter return royalty of 3% to be paid to the seller quarterly, commencing on January 1, 1997. The acquisition has been accounted for as a purchase with the excess of the purchase price over the net book value of the mine ($4.9 million) being allocated to mining properties.

         Gasgoyne:    In May 1996, Coeur acquired approximately 35% of the
outstanding shares of a publicly listed Australian gold producer, Gasgoyne Gold Mines NL ("Gasgoyne"), by issuing a total of 1,419,832 shares of the Company's Common Stock and paying a total of approximately $15.4 million to Gasgoyne shareholders. Coeur cash payments to Gasgoyne shareholders were financed by a $20.0 million loan facility with Rothschild Australia Ltd., which provided for borrowings at an annual interest rate equal to LIBOR plus 1.5%. Borrowings under the agreement were $18.9 million as of December 31, 1996. During the second quarter ended June 30, 1996, Coeur began reporting its share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of interest and other income.

         The following table sets forth a condensed summary of the results of operations of Gasgoyne for the twelve-month period ended December 31, 1996. Coeur's proportionate share of Gasgoyne net income is included from May to December 1996 under the caption "Other Income" in the Company's consolidated statement of operations.

                                       December 31, 1996
                                       -----------------
 Total Revenues                            $35,098
 Operating Profit                          $13,679
 Net Income                                $12,404

         The following pro forma information reflects the Company's results of operations as if the Gasgoyne transaction, that occurred in May 1996, had occurred at the beginning of the periods presented.



                                           For the Twelve Months Ended
                                   December 31, 1996          December 31, 1995
                                   -----------------          -----------------
 Total Income                          $ 25,922                  $ 26,995
 Net Income (Loss)                     $(51,590)                 $    965
 Net Income (Loss) per share           $  (2.40)                 $    .06

NOTE D--WRITE-DOWN OF MINING PROPERTIES

         During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Golden Cross Mine and the nearby Waihi East property were written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area and the ultimate viability of the mine. The write-down includes amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7.02 million as of December 31, 1996.

         In addition, the Faride property in Chile, was written down by $1.2 million due to management's decision not to exercise its final option payment on the project.


NOTE E--DISCONTINUED OPERATIONS

Flexaust Company

         On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4.0 million was paid at the time of closing and the balance was payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $4.0 million ($2.4 million net of income taxes) during 1995. Flexaust generated revenues of $3.9 million and net income from operations of $.056 million in the period from January 1, 1995 to May 5, 1995 the latter of which is reflected as a component of income from discontinued operations.

NOTE F--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

         The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of Available-for-Sale Securities as of December 31, 1996 and 1995.


                                                                          Available-For-Sale Securities
                                              ----------------------------------------------------------------------------------
  (in thousands)                                                        Gross                  Gross               Estimated
                                                                     Unrealized              Unrealized                Fair
       1996                                        Cost                Losses                  Gains                  Value
 -----------------                            -------------      ----------------       ------------------      ----------------
 U.S. Corporate                                   $ 83,236             $    40                $     2                $ 83,198
 U.S. Government                                    39,658                  25                     97                  39,730
                                              -------------        ------------            -----------            ------------
 Total Debt Securities                             122,894                  65                     99                 122,928
 Equity Securities                                   1,672                 389                      3                   1,286
                                              -------------        ------------            -----------            ------------
                                                  $124,566             $   454                $   102                $124,214

      1995
 -----------------
 U.S. Corporate                                   $ 27,369             $     6                $   109                $ 27,472
 U.S. Government                                    30,239                  87                                         30,152
                                              -------------        ------------            -----------            ------------
 Total Debt Securities                              57,608                   93                   109                  57,624
 Equity Securities                                   9,498                  239                   584                   9,843
                                              -------------        ------------            -----------            ------------
                                                  $ 67,106                 $332                  $693                $ 67,467
                                              =============        ============            ===========            ============



         The gross realized gains on sales of available-for-sale securities totaled $1.3 million and $.3 million during 1996 and 1995, respectively. The gross realized losses totaled $.05 million and $1.2 million during 1996 and 1995, respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $90.9 million and $71.3 million of short-term investments sold during 1996 and 1995, respectively. Short-term investments mature at various dates through December 1997.

         On January 26, 1996, for a total consideration of approximately US$10.7 million, the Company acquired 5.5 million shares and options to acquire an additional 5.0 million shares of Orion Resources NL, an Australian gold mining company (Orion). Prior to 1996, Coeur had acquired a total of 3.3 million shares of Orion for a total cost of US$3.8 million. On March 27, 1996, the Company exercised its option to acquire the additional 5.0 million shares of Orion. As a result of these transactions, Coeur then held approximately 19.2% of Orion's outstanding shares. On September 28, 1996, the Company sold its holdings of Orion of 13.8 million shares for A$1.80 per share or

A$24,894,000, (US$ 19.6 million). As a result, the Company recorded a gain on the sale of approximately US$1.3 million during 1996.


NOTE G--INVENTORIES

Inventories consist of the following:

                                                  December 31,
                                              1996             1995
                                           ----------       ---------
         In process and on leach pads      $ 19,948         $ 25,728
         Concentrate inventory                4,996
         Dore' inventory                        739            2,052
         Supplies                             6,309            3,201
                                           ----------       ---------
                                           $ 31,992         $ 30,981
                                           ==========       =========


NOTE H--PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following:

                                                  December 31,
                                              1996            1995
                                           ---------        --------
         Land                              $  1,350         $  2,509
         Buildings and improvements          60,851           63,444
         Machinery and equipment             47,697           43,780
         Capital leases of buildings
           and equipment                      9,095            8,350
                                           ---------        ---------
                                           $118,993         $118,083
                                           =========        =========


         Assets subject to capital leases consist of the following:

                                                         December 31,
                                                     1996             1995
                                                   --------         --------
         Buildings                                 $ 5,105          $ 5,105
         Equipment                                   3,990            3,245
                                                   --------         --------
             TOTAL BUILDINGS AND EQUIPMENT           9,095            8,350
         Rochester operational mining
           property                                  7,871            7,871
                                                   --------         --------
                                                    16,966           16,221
         Less allowance for accumulated
            amortization and depletion               9,863            9,255
                                                   --------         --------

         NET ASSETS SUBJECT TO CAPITAL
          LEASES                                   $ 7,103          $ 6,966
                                                   ========         ========


         Lease amortization is included in depreciation and depletion expense.

         The Company has a lease agreement for the Rochester mineral processing facilities through October 1998. Upon expiration of the lease, the Company is entitled to purchase the facilities for the lesser of $5.9 million or fair market value.

         The Company has entered into various operating lease agreements which expire over a period of five to seven years. The total rent expense charged to operations under these agreements was $4.6 million, $4.4 million and $3.7 million for 1996, 1995, and 1994, respectively.

         Minimum lease payments under leases are as follows:

                                          Year Ending
                                          December 31     Capital    Operating
                                          -----------    ---------   ---------
                                             1997            602       5,818
                                             1998            228       3,820
                                             1999                      1,351
                                             2000            343
                                             2001-2003                   463
                                                         --------    -------
  TOTAL MINIMUM PAYMENTS DUE                                 830     $11,795
                                                                     =======
          Less amount representing
            interest                                          85
                                                         --------

  PRESENT VALUE OF NET
  MINIMUM LEASE PAYMENTS                                     745
            Less current maturities                          532
                                                         --------
                                                         $   213
                                                         ========

NOTE I - MINING PROPERTIES

  Capitalized costs for mining properties                     December 31,
     consist of the following:                            1996            1995
                                                        ---------       ---------
  Operational mining properties:
     Rochester Mine, less accumulated
        depletion of $36,904
        and $32,712                                    $  42,372        $ 40,072

     Silver Valley Resources, net investment
        in mining property                                13,207           8,706

     El Bronce Mine less accumulated
        depletion of $1,360 and $554                      36,222          16,469

     Fachinal Mine, pre-production phase                  41,452          34,200

     Golden Cross Mine, less
        accumulated depletion of
         $5,263 in 1995                                                   12,680
                                                        ---------       ---------

     TOTAL OPERATIONAL MINING PROPERTIES                 133,253         112,127

     Developmental mining properties:
        Kensington                                       108,100          95,403
        Other                                              2,885          13,417
                                                        ---------       ---------
          TOTAL DEVELOPMENTAL MINING PROPERTIES          110,985         108,820
                                                        ---------       ---------

        TOTAL MINING PROPERTIES                         $244,238        $220,947
                                                        =========       =========


 OPERATIONAL MINING PROPERTIES

         The Rochester Mine: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. It is one of the largest primary silver mines in the United States and is a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies up to 5% of the net smelter revenues of the Rochester property, provided the market price of silver is at least $17.71.

         Golden Cross Mine: On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine. The mine is a gold and silver surface and underground mining operation located near Waihi, New Zealand.

         The Company's 80% interest in the Golden Cross Mine joint venture, accounted for by the proportionate consolidation method, is summarized as follows:

                                              Year Ended December 31,
                                              1996              1995
                                           ----------        ----------
         Sales of dore'                    $ 26,293          $ 32,341
         Cost of mine operation             (28,069)          (26,598)
         Writedown of mining property       (52,036)
                                           ----------        ----------
         Net income (Loss) before
             income taxes                  $(53,812)         $  5,743
                                           =========         =========

         Assets                            $  2,408          $ 41,926
         Liabilities                        (47,271)          (32,809)
                                           ---------         ---------
         Shareholders' equity (deficit)    $(44,863)         $  9,117
                                           =========         =========

         See Note D for discussion of 1996 writedown of mining properties.


         Silver Valley Resources, Inc.: On January 1, 1995, the Company entered into an agreement with Asarco Incorporated and formed a new company named Silver Valley Resources Corporation (Silver Valley). Both Coeur and Asarco contributed to Silver Valley their respective interests in the Galena and Coeur Mines as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley. The transaction resulted in no gain or loss to the Company. Coeur's 50% investment is included on the balance sheet as operational mining properties. On February 9, 1996, Silver Valley reopened the Coeur and Galena Mines with full production at the Coeur Mine beginning in June 1996. The two mines had previously been on standby status.

         Fachinal Mine: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile which commenced pre-production in October 1995 which continued until December 31, 1996. During the fourth quarter of 1995 and for the year ended December 31, 1996, operating costs were capitalized as start up costs. Revenue generated during the pre-production period was credited against deferred start up costs. During 1996, the Company incurred costs and expenses of $6.0 million in excess of revenues. This amount has been added to the operational mining property and will be amortized using the units of production method. Commencing in 1997, the property will be accounted for as an operating property.

         El Bronce Mine: The El Bronce Mine is a gold and silver underground mine located in central Chile approximately 90 miles north of Santiago. On September 4, 1996, the Company exercised its option to acquire 51% and purchased the remaining 49% of the shares of Compania Minera CDE El Bronce, resulting in ownership interest of 100%.

DEVELOPMENTAL PROPERTIES

         Kensington: On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska, by acquiring the 50% interest held by its former joint venture partner, for $32.5 million plus a scaled net returns royalty on 1 million ounces of future gold production after Coeur recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty to be capped at 1 million ounces of production.

NOTE J--LONG-TERM DEBT

         On December 19, 1995, the Company completed the underwritten call for redemption of its approximately $75.0 million principal amount of 7% Convertible Subordinated Debentures due 2002 with the entire debenture indebtedness converted into equity. Debenture holders received approximately
64.6 shares of common stock for each one thousand dollar principal amount with cash paid in lieu of any fractional shares. Coeur issued a total of approximately 4.9 million shares of common stock in connection with the debenture conversions, increasing its total shares of outstanding common stock to approximately 21.5 million shares.

         In 1996, the Company completed a refinancing of the project loan agreement with a bank syndicate lead by N.M. Rothschild & Sons Ltd. which substituted a general corporate loan financing for the limited recourse project financing. The agreement provides for a borrowing of $24.0 million. The interest rate on the facility is equal to LIBOR plus 1.5%. The borrowing is repayable in sixteen equal quarterly installments commencing in the third quarter of 1997.

         On June 30, 1996, the Company secured a $50.0 million revolving line of credit with Rothschild Australia Ltd., in connection with the acquisition of the Company's investment in Gasgoyne Gold Mines Ltd. As of December 31, 1996, current borrowings amounted to $18.9 million at an annual interest rate equal to LIBOR plus 1.5%. The borrowing is repayable by April 30, 1999. On October 19, 1996, at the Company's discretion, $30.0 million of the total commitment was canceled, leaving $1.1 million of undrawn commitments in place. The Company's shareholdings of Gasgoyne Gold Mines Ltd. are mortgaged as collateral against the loan.

         The $50 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each one thousand dollar of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company. The debentures mature June 10, 2002.

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

         The carrying amounts and fair values of long-term borrowings, which are based on published values on December 31, 1996 and 1995, consisted of the following:

                                        December 31, 1996               December 31, 1995
                                   --------------------------     ---------------------------
                                   Carrying           Fair        Carrying            Fair
                                    Amount            Value         Value             Value
                                   ---------        ---------     --------           -------
    6%           Convertible
                 Subordinated
                 Debentures
                 Due 2002          $ 49,840         $ 45,105       $50,000            $44,375
    6.375%       Convertible
                 Subordinated
                 Debentures
                 Due 2004          $100,000         $ 93,500      $100,000            $93,375

         Total interest accrued in 1996, 1995, and 1994 was $13.1 million, $17.1 million, and $15.6 million, respectively, of which $9.5 million, $7.4 million, and $4.2 million, was capitalized as a cost of the mines under development.

         Interest paid was $12.1 million, $16.3 million, and $12.1 million in 1996, 1995, and 1994, respectively.

NOTE K--INCOME TAXES

         The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1996          1995           1994
                                            ---------      --------       --------
         From Continuing Operations:
             Current                         $   203       $  1,986       $   364
             Deferred                         (1,387)        (1,786)         (629)
                                             --------      ---------     ---------
             PROVISION (BENEFIT) FOR
               INCOME TAX                    $(1,184)      $    200      $   (265)
                                             =========     =========     =========

         From Discontinued Operations:
             Current
             Deferred                                         1,608           528
                                                           ---------     ---------
             PROVISION FOR INCOME TAX                      $  1,608      $    528
                                                           =========     =========

         Total:
             Current                         $   203       $  1,986      $    364
             Deferred                         (1,387)          (178)         (101)
                                             --------      ---------      --------
             PROVISION (BENEFIT) FOR
               INCOME TAX                    $(1,184)      $  1,808      $    263
                                             ========      =========     =========

         Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes. The tax effect and sources of these differences are as follows:


                                                                 Year Ended December 31,
                                                 ----------------------------------------------------
                                                    1996                  1995                 1994
                                                 ---------              --------             --------
   Reserve for loss on
      mine closure                               $   (971)             $   100              $    123
   Net mine exploration and
      development costs                            (9,299)              (2,715)                1,249
   Net lease payments                                 591                  498                   470
   Regular tax expense(benefit)
      on utilization of net
      operating losses                            (32,967)               3,673                (1,197)
   Adjustments to net operating
     loss and credit carryforwards                  1,046               (2,083)                 (159)
   Environmental costs                               (478)                  87                   430
   Amortization of bond premium                                            689                  (689)
   Unrealized investment losses                                          3,087                (3,087)
   Change in valuation
      allowance                                    41,501               (2,420)                2,692
   Change in deferred
      state taxes                                                         (412)                  (40)
   Other                                             (810)                (682)                  107
                                                  --------             --------             ---------
      Deferred income tax expense
        (benefit)                                  (1,387)                (178)                 (101)
                                                  --------             --------             ---------
      Less differences attributable to
        discontinued operations                                          1,608                   528
                                                  --------             --------             ---------
      Deferred income tax expense
        (benefit) from continuing
        operations                                $(1,387)             $(1,786)             $   (629)
                                                  ========             ========             =========

      As of December 31, 1996 the significant components of the Company's net deferred tax liability were as follows:


                                                  Year Ended December 31,
                                              --------------------------------
                                                 1996                   1995
                                              ---------              ---------
 Deferred tax liabilities:
   PP&E, net                                  $ 14,132               $ 15,599
   State taxes                                                             15
                                              ---------              ---------
   Total deferred tax liabilities               14,132                 15,614

 Deferred tax assets:
   Net operating loss carryforwards             80,977                 20,690
   AMT credit carryforwards                      1,650                  2,097
   Business credit carryforward                    542                    542
                                              ---------              ---------
   Total deferred tax assets                    83,169                 23,329

 Valuation allowance for deferred
  tax assets                                   (69,037)                (9,118)
                                              ---------              ---------
   Net deferred tax assets                      14,132                 14,211
                                              ---------              ---------

   Net deferred tax liabilities               $    -0-               $  1,403
                                              =========              ==========


         Changes in the valuation allowance in 1996 relate primarily to losses which are not currently recognized.

         Coeur d'Alene Mines Corporation intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 1996. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

         A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:


                                                    Year Ended December 31,
                                            ------------------------------------
                                              1996            1995         1994
                                            --------        -------      -------
 Tax benefit on continuing operations
   computed at statutory rates               (35.0%)        (35.0%)      (35.0%)
 Percentage depletion                         (3.3%)       (190.0%)      (46.1%)
 Dividend received deduction                                (15.4%)       (5.2%)
 Interest on foreign subsidiary debt                        177.7%        37.8%
 Equity in earnings of unconsolidated
   subsidiaries                                              49.0%
 State income tax provision                                 (25.0%)        0.9%
 Change in valuation allowance                38.1%           2.7%        43.4%
 Utilization of net operating losses                        (73.4%)       (4.4%)
 Federal tax assessments and
   withholding                                             116.7%          9.3%
 Other (net)                                  (1.9%)        11.6%         (6.0%)
                                            --------       -------      --------

 EFFECTIVE TAX RATE ON CONTINUING
   OPERATIONS                                 (2.1%)        18.9%         (5.3%)
                                            ========       =======      ========


         For tax purposes, as of December 31, 1996, the Company has an operating loss carryforward as follows:

                                    U.S.     New Zealand   Chile       Total
                                  --------   -----------  --------    --------
      Regular losses              $129,003     $103,365    $11,436    $243,804
      AMT losses                    86,494                              86,494
      AMT credits                    1,650                               1,650
      General business credits         542                                 542

    Regular and AMT tax losses expire through 2011.

    As of December 31, 1996, Callahan Mining Corporation, a subsidiary, has a net operating loss carryforward of approximately $17.0 million and an alternative minimum tax loss carryforward of approximately $9.6 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses is subject to limitations.


NOTE L--SHAREHOLDERS' EQUITY AND STOCK PLANS


         On March 8, 1996, the Company completed a public preferred stock offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless earlier converted by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS will be $1.488 per share, payable quarterly. The dividends are deducted in computing net income attributable to Common Shareholders. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $144.6 million.

         In June 1989, the shareholders adopted a shareholder rights plan which entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized junior preferred stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. Any preferred shares issued are not redeemable.

         The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan (the "Long-Term Plan"). Under the Annual Plan in 1996 and 1995, benefits were payable 50% in cash and 50% in shares of Common Stock. Under the Long-Term Plan, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 1996, options for 62,306 shares were issued under the plan.

         As of December 31, 1996 and December 31, 1995, nonqualified stock options to purchase 303,440 shares and 241,114 shares, respectively, were outstanding under the Long-Term Plan. The options are exercisable at prices ranging from $13.75 to $27.00 per share. The Company continues to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

         For the year ended December 31, 1995, the Company awarded 21,656 shares of Common Stock under the Annual Plan, representing additional compensation of $.4 million based on the fair market value of the shares at the date of the award. In 1996, there were no awards granted under the plan.

         The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which was approved by the shareholders in May 1995. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 1996, 23,497 options were granted in lieu of $.2 million of foregone directors' fees.

         Total compensation expense charged to operations under the Plans was $.9 million, $1.1 million, and $1.4 million for 1996, 1995, and 1994, respectively.

                                                            Exercise
                                              Shares          Price
                                           -----------      --------
    Stock options outstanding
      at 1/1/95                               153,600       $  18.31
    Issued                                    100,692          16.92
    Exercised                                  (3,425)         15.13
    Canceled                                   (9,753)         19.45
                                           -----------      ---------
    Stock options outstanding
      at 12/31/95                             241,114          17.73
    Issued                                     62,326          20.88
                                           -----------      --------
    Stock options outstanding
      at 12/31/96                             303,440       $  18.37
                                           ===========      =========


         As of December 31, 1996 and 1995, 447,696 shares and 427,443 shares, respectively, were available for future grants under the Plans and 5,829,640 shares of Common Stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE M--EMPLOYEE BENEFIT PLANS

         The Company provides a noncontributory defined contribution retirement plan for all eligible employees. Total plan expense charged to operations was $.6 million, $.5 million, and $.5 million for 1996, 1995, and 1994, respectively, which is based on a percentage of salary of qualified employees.

         Effective January 1, 1995, the Company has adopted a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 10% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in five different types of investment funds. Total plan expenses charged to operations were $.4 million and $.3 million in 1996 and 1995, respectively.

NOTE N--FINANCIAL INSTRUMENTS

Off-Balance Sheet Risks

         The Company enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain firm commitments. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows resulting from the firm commitments will be adversely affected by changes in exchange rates. At December 31, 1996, 1995, and 1994, the Company had forward foreign exchange contracts of $15.8 million, $41.0 million, and $31.8 million, respectively.

         The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 1996, the Company had sold 146,670 ounces of gold for delivery on various dates through 1999 at an average price of $421.51. On January 13, 1997, the Company realized net profits of approximately $5.3 million from the sale of gold purchased in the open market which was then delivered pursuant to fixed price forward contracts for 146,670 ounces of gold.

         During 1996, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its Fachinal financing facility. Coeur entered into an interest rate swap agreement, which expires on July 3, 2000, that effectively converts $24.0 million of its floating rate borrowing into a fixed-rate obligation. Coeur is currently paying a fixed rate of 5.375%. The Company has no current plans to buy out these agreements.


         Further discussions of other financial instruments held by the Company are included in Note F and Note J.

         The table below summarizes, by contract, the contractual amounts of the Company's forward exchange and forward metals contracts at December 31, 1996, 1995 and 1994.

                                        1996                           1995                           1994
                              --------------------------    ------------------------      ------------------------------
                                 Forward      Unrealized     Forward      Unrealized         Forward       Unrealized
                                Contracts    Gain (Loss)     Contracts    Gain (Loss)       Contracts         Gain
                              ------------- ------------    -----------   ----------       -----------    -------------
  Currency:
   New Zealand                $ 15,845       $   (10)       $ 23,269       $   (27)       $  6,218       $    731
   Chilean                                                  $ 17,699       $(1,993)       $ 22,136       $    569
   Australian                                                                             $  3,418       $    181
  Forward Metal
   Sales                      $ 61,823       $ 3,702        $ 29,535       $ 1,528        $ 31,288       $    358


         Gains and losses related to contracts associated with firm commitments are deferred and will be recognized as the related commitments mature. For the years ended December 31, 1996, 1995, and 1994, the Company realized gains from its foreign exchange hedging programs of $1.4 million, $1.9 million and $1.5 million, respectively. During 1996, the Company capitalized a $2.1 million loss in connection with development projects.

         For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. During 1995, the Company realized a gain of $4.4 million arising from the sale of silver and gold purchased on the open market which was delivered pursuant to forward contracts.

         The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large credit-worthy financial institutions, and limits credit exposure to each. In addition, to allow for situations where positions may need to be reversed, the Company deals only in markets that it considers highly liquid. The Company does not anticipate nonperformance by any of these counter parties.

NOTE O--LITIGATION

         On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and separately liable for costs and expenses incurred by the United States in investigation, removal, and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and at an appropriate stage will seek to be dismissed from this action. At this initial stage of the proceedings, it is not possible to predict its ultimate outcome.

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

NOTE P--GEOGRAPHIC SEGMENT INFORMATION

         The following table sets forth certain financial information relating to international and domestic operations.

                                                              Year Ended December 31,
                                                   ------------------------------------------
                                                       1996            1995             1994
                                                   -----------      ----------       ----------
    Revenues and Other Income:
    -------------------------
         United States                             $  75,815        $  65,903        $  63,048
         Australasia                                  27,285           32,967          27,450
         South America                                 2,790             (127)           1,695
                                                   ----------       ----------       ----------
           Consolidated revenues                   $ 105,890        $  98,743        $  92,193
                                                   ==========       ==========       ==========

    Income (Loss) From Continuing
    -----------------------------
    Operations Before Income Taxes:
    -------------------------------
         United States                             $   6,167        $  (3,558)       $  (5,068)
         Australasia                                 (55,491)           5,773             (803)
         South American Operations                       531              311              921
         South American Exploration                   (6,961)          (3,584)             (51)
                                                   ----------       ----------       ----------

           Consolidated loss from continuing
           operations before taxes                 $ (55,754)       $  (1,058)       $ (5,001)
                                                   ==========       ==========       =========
    Depreciation, Depletion, and Amortization:
    -----------------------------------------
         United States                             $   8,815        $   9,657        $  10,707
         Australasia                                   3,182            6,699            6,632
         South America                                 1,384              537              198
                                                   ---------        ---------        -----------
           Total                                   $  13,381        $  16,893        $  17,537
                                                   ==========       ==========       ==========
    Property, Plant, and Equipment Additions
    (Including Noncash Expenditures):
    --------------------------------
         United States                             $   2,103        $   1,512        $   5,253
         Australasia                                     133            1,975              303
         South America                                 2,563           41,408            3,692
                                                   ----------       ----------       ----------
           Total                                   $   4,799        $  44,895        $   9,248
                                                   ==========       ==========       ==========
    Identifiable Assets:
    -------------------
         United States                             $ 379,635        $ 286,318        $ 318,590
         Australasia                                  51,848           47,114           46,613
         South America                               148,847          112,214           47,158
                                                   ----------       ----------       ----------
           Consolidated assets                     $ 580,330        $ 445,646        $ 412,361
                                                   ==========       ==========       ==========

NOTE Q--SUMMARY OF QUARTERLY FINANCIAL DATA

         The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                               First          Second               Third          Fourth
                                              Quarter         Quarter              Quarter        Quarter
                                             ---------       ---------           -----------     ---------
                                                           (000's-Except Per Share  Data)
         1996
         ----
         Net Sales                           $ 22,609        $ 18,752            $ 21,559        $ 29,811
         Gross Margin                           3,013             206               3,079           3,150
         Net income (loss)                        133         (56,881)(b)           1,878             300
         Net income (loss) per share              .01           (2.63)                .09             .01
         Net loss per share
           attributable to common
           shareholders                          (.02)          (2.75)               (.03)           (.11)
         Fully diluted income (loss)
           per share                               (c)             (c)                .09              (c)

         1995
         ----
         Net Sales                           $ 17,891        $ 23,621            $ 24,803        $ 22,925
         Gross Margin                        $  1,851        $  5,689            $  5,651        $  3,838
         Net income (loss) from
           continuing operations             $ (3,367)       $  1,239            $  2,039        $ (1,169)
         Net income (loss)                   $ (3,175)       $  3,408(a)         $  2,039        $ (1,118)
         Net Income (loss) per share         $   (.20)       $    .22(a)         $    .13        $   (.07)
         Fully diluted income (loss)
           per share                         $   (c)         $    .19            $    .12        $   (c)



    (a) Includes income from discontinued operations(net of tax), of approximately $2.4 million ($.15 per share) related to the sale of the Flexaust Company in May 1995.

    (b) Includes writedown of mining properties of approximately $54.0 million.

    (c) Effect of fully diluted earnings per share is antidilutive and is therefore not presented.