Form 10-Q
period 1997-03-31
COEUR D ALENE MINES CORP
filed 1997-05-15
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,971 shares were issued and outstanding as of May 9, 1997.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------

PART I.           Financial Information


Item 1.           Financial Statements
                  Consolidated Balance Sheets --                        3-4
                  March 31, 1997 and December 31, 1996


                  Consolidated Statements of Operations --                5
                  Three Months Ended March 31, 1997 and 1996


                  Consolidated Statements of Cash Flows --                6
                  Three Months Ended March 31, 1997 and 1996


                  Notes to Consolidated Financial Statements            7-8



Item 2.           Management's Discussion and Analysis of              8-12
                  Financial Condition and Results of Operations



PART II.          Other Information.                                     13


Item 6.           Exhibits and Reports on Form 8-K                       14



SIGNATURES

PART I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       March 31,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                                   (In Thousands)
CURRENT ASSETS
   Cash and cash equivalents                             $ 57,633                  $ 43,455
   Short-term investments                                  97,607                   124,172
   Receivables                                              8,482                    11,573
   Inventories                                             35,882                    31,992
                                                         ---------                 ---------
       TOTAL CURRENT ASSETS                               199,604                   211,192

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                          114,362                   118,993
   Less accumulated depreciation                           52,249                    50,743_
                                                         ---------                 ---------
                                                           62,113                    68,250
MINING PROPERTIES
   Operational mining properties                          180,816                   171,517
   Less accumulated depletion                              42,237                    38,264
                                                         ---------                 ---------
                                                          138,579                   133,253
   Developmental properties                               114,572                   110,985
                                                         ---------                 ---------
                                                          253,151                   244,238
OTHER ASSETS
   Investment in unconsolidated affiliate                  48,521                    48,231
   Notes receivable                                         4,000                     4,000
   Debt issuance costs, net of accumulated
     amortization                                           3,924                     4,081
   Marketable equity securities and other                   1,522                       338
                                                         ---------                 ---------
                                                           57,967                    56,650
                                                         $572,835                  $580,330
                                                         =========                 =========

                                                                     UNAUDITED


               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                                   (In Thousands)
CURRENT LIABILITIES
   Accounts payable                                      $  4,936                  $  4,327
   Accrued liabilities                                      4,454                     4,976
   Accrued interest payable                                 4,098                     4,968
   Accrued salaries and wages                               6,456                     5,242
   Bank loans                                               8,010                     8,021
   Current portion of remediation costs                     3,500                     3,500
   Other current liabilities                                  453                       532
                                                         ---------                 ---------
       TOTAL CURRENT LIABILITIES                           31,907                    31,566
LONG-TERM LIABILITIES
   6% subordinated convertible debentures                  49,840                    49,840
   6 3/8% subordinated convertible debentures             100,000                   100,000
   Long-term borrowings                                    39,900                    39,900
   Other long-term liabilities                              9,357                    12,826
                                                         ---------                 ---------
          TOTAL LONG-TERM LIABILITIES                     199,097                   202,566

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable Convertible
     Securities (MARCS), par value $1.00 per
     share,(a class of preferred stock) -
     authorized 10,000,000 shares, 7,077,833
     issued and outstanding                                 7,078                     7,078
   Common Stock, par value $1.00 per share-
     authorized 60,000,000 shares, issued
     22,950,182 shares (including 1,059,211
     shares held in treasury)                              22,950                    22,950
   Capital surplus                                        397,554                   400,187
   Accumulated deficit                                    (72,179)                  (70,459)
   Unrealized losses on short-term investments               (377)                     (352)
   Repurchased and nonvested shares                       (13,195)                  (13,206)
                                                         ---------                 ---------
                                                          341,831                   346,198
                                                         ---------                 ---------
                                                         $572,835                  $580,330
                                                         =========                 =========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three Months Ended March 31, 1997 and 1996


                                                          1997                       1996
                                                        -------------------------------------
                                                       (In thousands except per share amounts)
INCOME
   Sale of concentrates and dore'                        $ 24,470                  $ 22,609
   Less cost of mine operations                            26,962                    19,596
                                                         ---------                 ---------
       Gross Profits (Losses)                              (2,492)                    3,013

   Other income - interest, dividends
     and other                                              7,805                     1,931
                                                         ---------                 ---------
       Total Income                                         5,313                     4,944

EXPENSES
   Administration                                           1,067                     1,088
   Accounting and legal                                       422                       274
   General corporate                                        1,783                     1,650
   Mining exploration                                       1,500                     1,039
   Interest                                                 2,262                       684
                                                         ---------                 ---------
       Total expenses                                       7,034                     4,735
                                                         ---------                 ---------

NET INCOME (LOSS) BEFORE INCOME TAXES                      (1,721)                      209
       Provision for income taxes                                                       (76)
                                                         ---------                 ---------
NET INCOME (LOSS)                                        $ (1,721)                 $    133
                                                         =========                 =========
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                    $ (4,353)                 $   (330)
                                                         =========                 =========

EARNINGS PER SHARE DATA

Weighted average number of shares
  of Common Stock and equivalents used
  in calculation (in thousands)                            21,891                    20,502
                                                         =========                 =========

Net income (loss) per share                              $   (.08)                 $    .01
                                                         =========                 =========
Net loss per share attributable to
   common shareholders                                   $   (.20)                 $   (.02)
                                                         =========                 =========
Dividends per share to common shareholders                                         $    .15
                                                                                   =========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three months ended March 31, 1997 and 1996

                                                          1997                       1996
                                                        -------------------------------------
                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $ (1,721)                     $133

   Add (less) noncash items:
       Depreciation, depletion and amortization             7,031                     3,526
       Other changes                                         (189)                     (202)
                                                         ---------                 ---------
   CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
       WORKING CAPITAL CHANGES                              5,121                     3,457

   Change in working capital:
       Receivables                                          3,066                      (666)
       Inventories                                         (4,817)                    1,549
       Accounts payable and accrued liabilities            (2,884)                   (2,170)
       Interest payable                                      (870)                     (902)
                                                         ---------                 ---------

   CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                  (384)                    1,268


CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in unconsolidated affiliate                     (20)                   (1,418)
   Purchase of property, plant, and equipment                (336)                     (580)
   Purchase of short-term investments and
     marketable equity securities                          (8,403)                  (81,007)
   Proceeds from sales of short-term investments
     and marketable securities                             34,856                    30,936
   Expenditures on developmental properties                (3,586)                   (2,668)
   Expenditures on operational mining properties           (4,851)                  (14,453)
   Other assets                                              (228)                      189
                                                         ---------                 ---------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                  17,432                   (69,001)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from MARCS issuance                                                     135,700
   Payment of cash dividends                               (2,633)
   Other                                                     (237)                     (534)
                                                         ---------                 ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (2,870)                  135,166
                                                         ---------                 ---------
   INCREASE IN CASH AND CASH EQUIVALENTS                   14,178                    67,433
Cash and cash equivalents at beginning of year             43,455                    16,485
                                                         ---------                 ---------
     CASH AND CASH EQUIVALENTS AT
        MARCH 31, 1997 AND 1996                          $ 57,633                  $ 83,918
                                                         =========                 =========


See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:  Inventories are comprised of the following:

                                                        March 31,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                                   (In Thousands)
        In process and on leach pads                     $ 20,179                  $ 19,948
        Concentrate inventory                               7,977                     4,996
        Dore' inventory                                     2,208                       739
        Supplies                                            5,518                     6,309
                                                         ---------                 ---------
                                                         $ 35,882                  $ 31,992
                                                         =========                 =========


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

NOTE B:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of the standard would have had no effect on the net income (loss) per share for the first quarter ended March 31, 1997 and March 31, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE C:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

NOTE D:

     Other than as stated in the notes above, in the opinion of management, the foregoing unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the periods shown.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

GENERAL

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; the El Bronce Mine, a wholly-owned Chilean gold mine; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company which commenced commercial production as of January 1, 1997.

     The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and are expected to continue until late 1997 or early 1998) and the Galena Mine (where operations are expected to resume in May 1997) in the Coeur d'Alene Mining District of Idaho. In May 1996, the Company acquired 35% (increasing to 36% in February 1997) of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), which owns a 50% interest in the Yilgarn Star Gold Mine in Australia. In May 1997, the Company increased its ownership interest in Gasgoyne to 50%.

     A production decision at the Kensington Property, a wholly-owned developmental gold property in Alaska, is subject to a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on May 8, 1997 was $343.75 per ounce. With respect to the permits, the Company is unable to control the timing of their issuance; however, it is expected that all permits will be received during the second quarter of 1997.

     The Company's business plan is to continue to acquire mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

     This report contains certain forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) changes in the market prices of gold and silver, (ii) the uncertainties inherent in the Company's production, exploratory and developmental activities, including risks related to permitting and regulatory delays, (iii) the uncertainties inherent in the estimation of gold and silver ore reserves, (iv) changes that could result from the Company's future acquisition of new mining properties or businesses,
(v) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.
         ----------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' in the first quarter of 1997 increased by $1.9 million, or 8%, over the first quarter of 1996. The increase in sales is primarily attributable to increased metal sales from the El Bronce Mine due to
(i) the fact the Company increased its ownership in that facility from 50% to 100% during the third quarter of 1996 and (ii) the recommencement of operations at Silver Valley's Coeur Mine during the second quarter of 1996. Although the Fachinal Mine reached commercial production effective January 1, 1997, no sales were recorded due to the fact that the first quarter production was shipped early in the second quarter of 1997. The Company will receive $6.3 million from this sale in the second quarter. In the first quarter of 1997, the Company produced a total of 2,542,273 ounces of silver and 59,963 ounces of gold compared to 2,191,685 ounces of silver and 45,201 ounces of gold in the first quarter of 1996. Silver and gold prices averaged $5.02 and $351.17 per ounce, respectively, in the first quarter of 1997, compared with $5.54 and $400.14 per ounce, respectively, in the first quarter of 1996. In the first quarter of 1997, the Company realized average gold and silver prices of $359.21 and $5.03, respectively, compared with average market prices of $351.17 and $5.02, respectively, realized in the prior year's first quarter.

     The cost of mine operations in the first quarter of 1997 increased by $7.4 million, or 38%, over the prior year's comparable quarter. The increase is primarily due to the fact the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996, which resulted in a proportionate increase in cost of mine operations in the first quarter of 1997. In addition, Silver Valley Resources commenced operations at its Coeur Mine during the second quarter of 1996. Finally, Fachinal commenced commercial operations in the first quarter of 1997 and recorded costs of sales of $2.2 million related to the adjustment of inventory values to reflect the current market value of work-in-progress inventory were recognized in the first quarter of 1997. Of the $7.4 million increase in the cost of mine operations, approximately $3.5 million was attributable to the 99% increase in depreciation, depletion and amortization expenses recorded in the first quarter of 1997 over the prior year's first quarter. The increase in those non-cash expenses primarily resulted from the Company's increased El Bronce ownership interest and the fact that no such expenses were being recorded by Silver Valley or Fachinal in the first quarter of 1996.

     Gross losses from mining operations in the first quarter of 1997 amounted to $2.5 million compared to gross profit from mining operations of $3.0 million in the first quarter of 1996. The $5.5 million decrease in gross profit is due to the above mentioned changes in sales and cost of mine operations coupled with lower gold and silver prices realized in the first quarter of 1997.

OTHER INCOME

     Interest and other income in the first quarter of 1997 increased by $5.9 million, or 304%, compared with the first quarter of 1996. The increase is due primarily to a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts.

EXPENSES

     Total expenses in the first quarter of 1997 increased by $2.3 million over the prior year's first quarter. The increase is primarily due to an increase in interest expense of $1.6 million. The increase is primarily attributable to the reclassification of the Fachinal Mine from a development-stage project to an operating property. Effective in 1997's first quarter, interest expense on the Fachinal construction loan, which was previously capitalized during the development stage, is now charged to operating expense. In addition, mining exploration expense in the first quarter of 1997 increased by $.5 million, or 44%, over the prior year's first quarter.

NET INCOME (LOSS)

     The Company's loss before income taxes amounted to $1.7 million in the first quarter of 1997 compared to a net income before income taxes of $.2 million in the first quarter of 1996. The Company received a benefit of $.1 million for income taxes in the first quarter of 1996. As a result, the Company reports a net loss of $1.7 million, or $.08 per share, in the first quarter of 1997 compared to a net income of $.1 million, or .01 per share, in the first quarter of 1996. In the first quarter of 1997, the Company paid dividends of $2.6 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to Common Shareholders was $4.4 million, or $.20 per share, compared to $.3 million, or $.02 per share, in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at March 31, 1997 was approximately $167.7 million compared to $179.6 million at December 31, 1996. The ratio of current assets to current liabilities was 6.3 to one at March 31, 1997 compared to 6.7 to one at December 31, 1996.

     Net cash used in operating activities in the first quarter of 1997 was $(.4) million compared to $1.3 million provided by operating activities in the first quarter of 1996. Cash provided by operating activities before working capital changes was $5.1 million in the first quarter of 1997 compared to $3.5 million in 1996's comparable quarter. In the first quarter of 1997, operating cash flow was impacted by the buildup of work-in-progress inventories at Fachinal. These inventories were sold early in the second quarter of 1997 and it is expected that inventories will be reduced from first quarter levels during the rest of the year. Net cash provided by investing activities in the first quarter of 1997 was $17.4 million compared to $(69.0) million used in investing activities in the prior year's comparable period. Net cash used in financing activities in the first quarter of 1997 was $2.9 million, compared to $135.2 million provided by financing activities in the first quarter of 1996. As a result of the above, cash and cash equivalents increased by $14.2 million in the first quarter of 1997 compared to a $67.4 million increase for the comparable period in 1996.

INCREASE IN INTEREST IN GASGOYNE

In February 1997, Gasgoyne effected a selective reduction of capital by repurchasing its publicly held shares from those shareholders other than Coeur and Sons of Gwalia, as a result of which Coeur's ownership interest increased from 35% to 36% of Gasgoyne's outstanding shares. It is the intent of the Company and Sons of Gwalia to equalize their respective ownership interests in Gasgoyne, thereby giving the Company a 50% interest in that company or its underlying assets. The equalization will be completed in the second quarter of 1997 and that the total cost to Coeur will be approximately $18 million. This acquisition will be funded out of the Company's existing cash resources.

FEDERAL NATURAL RESOURCES ACTION

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Resources Compensation and Liability Act and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the U.S. government in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter. On March 27, 1997, the Company filed a motion for summary judgment with the court seeking an order of dismissal. The motion is pending decision by the court. At this initial stage of the proceeding it is not possible to predict its ultimate outcome.

PART II. Other Information.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               No. 27  Financial Data Schedule

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


                                           COEUR D'ALENE MINES CORPORATION
                                           -------------------------------
                                                   (Registrant)


Dated May 15, 1997                        /s/ Dennis E. Wheeler
                                         -----------------------
                                         DENNIS E. WHEELER
                                         Chairman, President and
                                         Chief Executive Officer




Dated May 15, 1997                        /s/ James A. Sabala
                                         -----------------------
                                         JAMES A. SABALA
                                         Senior Vice President and
                                         Chief Financial Officer