Form 10-Q
period 1997-06-30
COEUR D ALENE MINES CORP
filed 1997-08-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,568 shares were issued and outstanding as of August 8, 1997.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.  Financial Information


Item 1.  Financial Statements
         Consolidated Balance Sheets --                                  3-4
         June 30, 1997 and December 31, 1996

         Consolidated Statements of Operations --                          5
         Six Months Ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows --                          6
         Six Months Ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements                      7-8

Item 2.  Management's Discussion and Analysis of                        9-16
         Financial Condition and Results of Operations

PART II. Other Information.

Item 1.  Legal Proceedings                                                16

Item 4.  Submission of Matters to a Vote of Security-Holders              16

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,                December 31,
                                                          1997                      1996
                                                        -------------------------------------
                                                                  (In Thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $ 60,261                  $ 43,455
   Short-term investments                                  77,875                   124,172
   Receivables                                             11,237                    11,573
   Inventories                                             35,976                    31,992
                                                         ---------                 ---------
       TOTAL CURRENT ASSETS                               185,349                   211,192

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                          119,354                   118,993
   Less accumulated depreciation                           55,094                    50,743
                                                         ---------                 ---------
                                                           64,260                    68,250
MINING PROPERTIES
   Operational mining properties                          236,449                   171,517
   Less accumulated depletion                              48,552                    38,264
                                                         ---------                 ---------
                                                          187,897                   133,253
   Developmental properties                               126,634                   110,985
                                                         ---------                 ---------
                                                          314,531                   244,238
OTHER ASSETS
   Investment in unconsolidated affiliate                  48,231
   Notes receivable                                         8,605                     4,000
   Debt issuance costs, net of accumulated
     amortization                                           3,769                     4,081
   Marketable equity securities and other                   2,257                       338
                                                         ---------                 ---------
                                                           14,631                    56,650
                                                         ---------                 ---------
                                                         $578,771                  $580,330
                                                         =========                 =========

                                                                     UNAUDITED


               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        June 30,                December 31,
                                                          1997                       1996
                                                        -------------------------------------
                                                                   (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $  6,945                  $  4,327
   Accrued liabilities                                      5,981                     4,976
   Accrued interest payable                                 3,536                     4,968
   Accrued salaries and wages                               5,363                     5,242
   Bank loans                                               8,932                     8,021
   Current portion of remediation costs                     8,500                     3,500
   Other current liabilities                                  407                       532
                                                         ---------                 ---------
       TOTAL CURRENT LIABILITIES                           39,664                    31,566
LONG-TERM LIABILITIES
   6% subordinated convertible debentures                  49,840                    49,840
   6 3/8% subordinated convertible debentures             100,000                   100,000
   Long-term borrowings                                    41,724                    39,900
   Other long-term liabilities                              8,836                    12,826
                                                         ---------                 ---------
       TOTAL LONG-TERM LIABILITIES                        200,400                   202,566

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable Convertible
     Securities (MARCS), par value $1.00 per
     share,(a class of preferred stock) -
     authorized 7,500,000 shares, 7,077,833
     issued and outstanding                                 7,078                     7,078
   Common Stock, par value $1.00 per share-
     authorized 60,000,000 shares, issued
     22,950,182 shares (including 1,059,211
     shares held in treasury)                              22,950                    22,950
   Capital surplus                                        394,921                   400,187
   Accumulated deficit                                    (72,454)                  (70,459)
   Unrealized losses on short-term
     investments                                             (598)                     (352)
   Repurchased and nonvested shares                       (13,190)                  (13,206)
                                                         ---------                 ---------
                                                          338,707                   346,198
                                                         ---------                 ---------
                                                         $578,771                  $580,330
                                                         =========                 =========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                   Three Months Ended June 30, 1997 and 1996
                    Six Months Ended June 30, 1997 and 1996

                                            3 MONTHS ENDED                         6 MONTHS ENDED
                                                JUNE 30                                JUNE 30
                                    -----------------------------          -----------------------------
                                       1997               1996                1997               1996
                                    ----------         ----------          ----------         ----------
                                               (In thousands except for per share data)
INCOME
  Sales of concentrates and dore'   $  33,659          $  18,752            $  58,129         $  41,361
  Less cost of mine operations         35,508             18,546               62,574            38,142
                                    ----------         ----------           ----------        ----------
     Gross Profit (Loss)               (1,849)               206               (4,445)            3,219

OTHER INCOME
 Interest and other                     9,780              2,223               17,586             4,154
                                    ----------         ----------           ----------        ----------
     Total Income                       7,931              2,429               13,141             7,373

EXPENSES
 Administration                         1,212                967                2,339             2,055
 Accounting and legal                     463                369                  885               643
 General corporate                      1,934              1,750                3,555             3,400
 Interest                               2,087                776                4,348             1,460
 Mining exploration                     2,512              1,656                4,011             2,695
 Write down of mining
  properties                                              54,382                                 54,382
                                    ----------         ----------           ----------         ---------
     Total Expenses                     8,208             59,900               15,138            64,635
                                    ----------         ----------           ----------        ----------

NET LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES                  (277)           (57,471)              (1,997)          (57,262)
     Income tax benefit                     2                590                    2               514
                                    ----------         ----------           ----------        ----------
NET LOSS                            $    (275)          $(56,881)           $  (1,995)        $ (56,748)
                                    ==========         ==========           ==========        ==========

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS               $  (2,908)         $(59,549)            $  (7,261)         $(59,879)
                                    ==========         ==========           ==========        ==========

EARNINGS PER SHARE DATA
Earnings per share data:
     Weighted average number
        of shares of Common Stock
        and equivalents used in
        calculation                    21,891             21,620               21,891            21,043
                                    ==========         ==========           ==========        ==========

Net Loss Per Share                  $    (.01)         $   (2.63)           $    (.09)            (2.70)
                                    ==========         ==========           ==========        ==========

Net Loss per share
attributable to Common Shareholders $    (.13)         $   (2.75)           $   (.33)          $  (2.85)
                                    ==========         ==========           ==========        ==========

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Six months ended June 30, 1997 and 1996

                                                                               1997                   1996
                                                                            -----------            -----------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $ (1,995)            $  (56,748)

   Add (less) noncash items:
      Depreciation, depletion and amortization                                  13,455                  5,521
      Loss on disposition of assets                                                                    54,301
      Other changes                                                              1,324                   (100)
                                                                            -----------            -----------
   CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
     WORKING CAPITAL CHANGES                                                    12,824                  2,974

   Change in working capital:
      Receivables                                                                2,717                   (227)
      Inventories                                                               (3,157)                 1,090
      Accounts payable and accrued liabilities                                  (4,074)                (3,786)
      Interest payable                                                          (1,432)                (1,194)
                                                                            -----------            -----------
   CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                                       6,878                 (1,143)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in mining company                                                (14,643)               (18,629)
   Purchase of property, plant, and equipment                                   (1,264)                (1,727)
   Purchase of short-term investments                                          (54,790)              (114,973)
   Proceeds from sales of marketable securities                                100,675                 33,959
   Expenditures on developmental properties                                     (6,758)                (5,851)
   Expenditures on operational mining properties                                (8,383)               (19,988)
   Proceeds from sale of discontinued operations                                                        1,420
   Other assets                                                                    814                    115
                                                                            -----------            -----------

   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                                      15,651               (125,674)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from MARCS issuance                                                                       144,644
   Proceeds from bank loans                                                                            18,900
   Retirement of obligations under capital leases                                                      (1,077)
   Payment of cash dividends                                                    (5,266)                (5,762)
   Other                                                                          (457)
                                                                            -----------            -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (5,723)               156,705
                                                                            -----------            -----------
   INCREASE IN CASH AND CASH EQUIVALENTS                                        16,806                 29,888
Cash and cash equivalents at beginning of year                                  43,455                 16,485
                                                                            -----------            -----------
   CASH AND CASH EQUIVALENTS AT
      JUNE 30, 1997 AND 1996                                                $   60,261             $   46,373
                                                                            ===========            ===========


See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report on Form 10-K for the year ended December 31, 1996.


NOTE B:  Inventories are comprised of the following:

                                                       JUNE 30,                DECEMBER 31,
                                                         1997                     1996
                                                       --------                 --------
                                                                 (In Thousands)

        In process and on leach pads                   $ 20,175                $ 19,948
        Concentrate inventory                             5,152                   4,996
        Dore' inventory                                   4,839                     739
        Supplies                                          5,810                   6,309
                                                       ---------               --------
                                                       $ 35,976                $ 31,992
                                                       =========               ========

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


NOTE C:

     On June 6, 1997, the Company acquired, for approximately US$14.6 million in cash, an additional 14% interest in Gasgoyne Gold Mines NL of Australia, increasing its total ownership to 50%. The acquisition has been accounted for as a purchase. Effective June 6, 1997, the investment in Gasgoyne will be accounted for on a proportionate consolidation basis.


NOTE D:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of the standard would have had no effect on the net loss per share for the three-month period ended June 30, 1997 and the six-month period ended June 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.


NOTE E:

     The Company has not recorded an income tax benefit for the three- and six-month periods ended June 30, 1997 as it is currently not assured of the realizability of operating loss carryforwards. The related deferred tax asset has been fully reserved.

NOTE F:

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------

GENERAL

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest; the El Bronce Mine, a wholly-owned Chilean gold mine; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company.

     The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and are expected to continue until early 1999) and the Galena Mine (where operations resumed in June 1997) in the Coeur d'Alene Mining District of Idaho. In May 1996, the Company acquired 35% of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), which owns a 50% interest in the Yilgarn-Star Gold Mine in Australia. In June 1997, the Company increased its ownership interest in Gasgoyne to 50%.

     A production decision at the Kensington Property, a wholly-owned developmental gold property in Alaska, is subject to a market price of gold of at least $400 per ounce and the receipt of certain required permits. The market price of gold (London final) on August 8, 1997 was $323.70 per ounce. The Company has been advised that the U.S. Forest Service approved the Final Supplemental Environmental Impact Statement and issued the Record of Decision for the project. Coeur expects that all remaining key permits will be received during the third quarter of 1997.

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


RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS
  ENDED JUNE 30, 1996.
  ---------------------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' increased by $14,907,000, or 79%, for the second quarter of 1997 over the same quarter of 1996. The increase is primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mines due to i) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and ii) the company's increased ownership of the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996. In the second quarter of 1997, the Company produced a total of 2,716,566 ounces of silver and 74,053 ounces of gold compared to 1,953,220 ounces of silver and 44,260 ounces of gold in the second quarter of 1996. Silver and gold market prices averaged $4.76 and $343.03 per ounce, respectively, in the second quarter of 1997 compared with $5.30 and $390.02 per ounce, respectively, in the second quarter of 1996. On August 6, 1997, the market price of gold (London final) was $319.35 per ounce, the lowest market price since 1985. In the second quarter of 1997, the Company realized average silver and gold prices of $4.79 and $344.78, respectively.

     The cost of mine operations for the second quarter of 1997 increased by $16,962,000, or 91%, compared to the second quarter of 1996. The increase is primarily attributable to the fact that i) the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996, which resulted in a proportionate increase in cost of mine operations in the second quarter of 1997, and ii) the Company classified the Fachinal mine as an operating property for accounting purposes as of January 1, 1997 and began recording cost of mine operations at the Fachinal Mine on that date. Of the approximately $17.0 million increase in the cost of operations, $3.8 million or 22% were non-cash expenses attributable to the 160% increase in depreciation, depletion and amortization expense recorded in the second quarter of 1997 over the prior year's second quarter. The increase in these non-cash expenses primarily resulted from the Company's increased El Bronce ownership interest and the fact that no such expenses were being recorded by Fachinal in the second quarter of 1996.

     Gross losses from mining operations in the second quarter of 1997 amounted to $1.8 million compared to a gross profit from mining operations of $206,000 in the second quarter of 1996. The $2.1 million decrease in gross profits is due to the above mentioned changes in sales and cost of mine operations coupled with substantially lower gold and silver prices realized in the second quarter of 1997.

INTEREST AND OTHER INCOME

     Interest and other income increased by $7,557,000, or 340%, in the second quarter of 1997 compared to the second quarter of 1996. The increase is primarily the result of the receipt of $8 million of insurance proceeds received in connection with the business interruption and property damage at the Golden Cross Mine.

EXPENSES

     For the second quarter of 1997, total expenses decreased by $51,692,000, or 86%, below the prior year's comparable quarter. The 1996 results include a $54,382,000 writedown of the Golden Cross Mine. This decrease was partially offset by an increase in interest expense of $1,311,000 attributable to the classification, effective January 1, 1997, of the Fachinal Mine as an operating property for accounting purposes. Prior to January 1, 1997, interest expense related to the Fachinal construction loan was capitalized. The other major change related to mining exploration expense which increased by $856,000 over 1996 levels.

NET INCOME (LOSS)

     As a result of the above factors, the Company's loss before taxes amounted to $277,000 in the second quarter of 1997 compared to a net loss before taxes of $57.5 million in the second quarter of 1996. The Company also reported a net loss of $275,000, or $.01 per share ($.13 attributable to common shareholders), for the second quarter of 1997 compared with a loss of $56,881,000, or $2.63 per share ($2.75 attributable to common shareholders), for the second quarter of 1996.


  SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED
  JUNE 30, 1996
  ---------------------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' increased by $16,768,000, or 41%, for the six months ended June 30, 1997 compared with the same period of 1996. The increase was primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mines due to i) the fact that the Company increased its ownership in the El Bronce Mine from 50% to 100% during the third quarter of 1996, and ii) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997. During the first six months of 1997, the Company achieved record production of 5,258,855 ounces of silver and 134,016 ounces of gold compared to 4,144,905 ounces of silver and 89,462 ounces of gold in the first six months of 1996. Silver and gold market prices averaged $4.89 and $347.10 per ounce, respectively, in the first six months of 1997 compared to $5.42 and $395.08 per ounce, respectively, in the same period in

1996. On August 6, 1997, the market price of gold (London final) was $319.35 per ounce, the lowest market price since 1985. In the first six months of 1997, the Company realized average silver and gold prices of $4.89 and $350.78, respectively.

     The cost of mine operations in the first six months of 1997 increased by $24,432,000, or 64%, compared with the first six months of 1996. The increase is primarily attributable to the fact that the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996, which resulted in a proportionate increase in cost of mine operations in the first six months of 1997. In addition, Fachinal was classified as an operating property for accounting purposes as of January 1, 1997 and began recording cost of mine operations on that date. Of the $24.4 million increase in the cost of operations, approximately $6.9 million or 28% was attributable to increases in depreciation, depletion and amortization recorded in the first six months of 1997 over the prior year's comparable period.

As a result of the above, gross losses from mine operations amounted to $4,445,000, in the first six months of 1997 compared to gross profits of $3,219,000 from mine operations during the six months ended June 30, 1996. The $7,664,000 decrease in gross profits from mine operations is due to the above mentioned changes in sales and cost of mine operations in the six-month period ended June 30, 1997.

OTHER INCOME

     Other income in the first half of 1997 increased by $13,432,000 or 323%, compared to the first half of 1996. The increase is primarily a result of i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine, and ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997.

EXPENSES

     Total expenses in the first half of 1997 decreased by $49,497,000, or 77%, compared with the prior year's six-month period. The decrease is primarily attributable to the writedown of the Golden Cross Mine during the second quarter of 1996. In the first six months of 1997, interest expense increased by $2,888,000, primarily attributable to the reclassification of the Fachinal Mine from a developmental-stage property to an operating property. Effective in 1997, interest expense on the Fachinal construction loan, which was previously capitalized during the development stage, is now charged to operating expense. Mining exploration expense for the first six months of 1997 increased by $1,316,000, or 49%, over the prior year's comparable period.

NET LOSS

     As a result of the above, the Company's loss before income taxes amounted to $1,997,000 in the first six months of 1997 compared to a net loss before taxes of $57.3 million during the same period last year. The Company also reported a net loss of $1,995,000, or $.09 per share ($.33 attributable to common shareholders) in the first six months of 1997, compared to net loss of $56,748,000, or $2.70 per share ($2.85 attributable to common shareholders), in the prior year's comparable six-month period.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at June 30, 1997 was approximately $145.7 million compared to $179.6 million at December 31, 1996. The ratio of current assets to current liabilities was 4.7 to one at June 30, 1997 compared to 6.7 to one at December 31, 1996.

     Net cash provided by operating activities for the first six months of 1997 increased by $8.0 million to $6.9 million from $1.1 million used in operating activities during the first six months of 1996, attributable largely to movements in working capital items and the proceeds of the Golden Cross insurance recovery. A total of $15.7 million of cash was provided by investing activities in the first six months of 1997 compared to $125.7 million used in investing activities in the first six months of 1996. Of the $125.7 million used in investing activities during the first six months of 1996, $115.0 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities used $5.7 million of cash during the first six months of 1997 compared with $156.7 million provided by financing activities for the first six months of 1996. As a result of the above, the Company's net cash increase for the first six months of 1997 was $16.8 million compared with a net cash increase of $29.9 million for the first six months of 1996.

     For the six months ended June 30, 1997 and 1996, the Company expended $2,329,000 and $1,315,000, respectively, in connection with environmental compliance activities at its operating properties. For the six months ended June 30, 1997, the Company expended a total of approximately $1.7 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

FEDERAL NATURAL RESOURCES ACTION

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and, in March 1997, filed a motion for summary judgment which is pending decision by the court. At this initial stage it is not possible to predict its ultimate outcome.

INCREASE IN INTEREST IN GASGOYNE

     In February 1997, Gasgoyne effected a selective reduction of capital by repurchasing its publicly held shares from those shareholders other than Coeur and Sons of Gwalia, as a result of which Coeur's ownership interest increased from 35% to 36% of Gasgoyne's outstanding shares. On June 6, 1997, the Company acquired, for approximately US$14.6 million in cash, an additional 14% interest in Gasgoyne increasing its total ownership to 50%. The acquisition has been accounted for as a purchase. Effective June 6, 1997, the investment in Gasgoyne will be accounted for on a proportionate consolidation basis.


PART II. Other Information.

ITEM 1.  LEGAL PROCEEDINGS

     On July 2, 1997 a complaint was filed in Federal District Court for the District of Colorado naming the Company as a defendant. The plaintiff is Queen Uno Limited Partnership of Chicago, Illinois. The complaint alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and asserts that it is a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. In addition to the Company, Dennis E. Wheeler and James A. Sabala, officers and directors of the Company, as well as Ernst & Young, the Company's independent auditors are named as defendants. The complaint asserts that the defendants knew or had access to material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 3, 1997.

     Messrs. Dennis E. Wheeler, Joseph C. Bennett, Duane B. Hagadone, James J. Curran, James A. Sabala, James A. McClure, Jeffery T. Grade and Cecil D. Andrus were nominated and elected to serve as members of the Board for one year or until their successors are elected and qualified, by a vote of 25,047,582 shares for and 275,741 shares abstaining.

     Shareholders ratified the selection of Ernst & Young to serve as the Company's public accountants for the current fiscal year by a vote of 25,178,802 shares for, 84,414 shares against, with 60,107 shares abstaining.

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




                                         COEUR D'ALENE MINES CORPORATION
                                         -------------------------------
                                                   (Registrant)


Dated August 13, 1997                    /s/DENNIS E. WHEELER
                                         -----------------------
                                         Dennis E. Wheeler
                                         Chairman, President and
                                         Chief Executive Officer




Dated August 13, 1997                    /s/JAMES A. SABALA
                                         -----------------------
                                         James A. Sabala
                                         Senior Vice President and
                                         Chief Financial Officer