Form 10-Q/A
period 1997-06-30
COEUR D ALENE MINES CORP
filed 1997-09-12
CIK 215466

SECURITIES AND EXCHANGE
                               Washington, D. C.

                               -----------------

                               FORM 10-Q/A No. 1

                    Pursuant to Section 13 or 15 (d) of the
                      Securities and Exchange Act of 1934

    Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


                        COEUR D'ALENE MINES CORPORATION
  --------------------------------------------------------------------------
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

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as set forth in the pages attached hereto:

           Part 1 - Item 1 (Financial Statements)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereby duly authorized.

                                             COEUR D'ALENE MINES CORPORATION

Date: September 10, 1997                      By:/s/JAMES A. SABALA
                                                 -------------------------
                                                 James A. Sabala
                                                 Senior Vice President and
                                                  Chief Financial Officer

                AMENDMENT NO. 1 TO QUARTERLY REPORT ON 10-Q FOR
                THE QUARTER ENDED JUNE 30, 1997
                -----------------------------------------------

     Coeur  d'Alene  Mines  Corporation  (the  "Company")  hereby  amends  its
Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The $48,231,000 "investment in unconsolidated affiliate" listed under "Other Assets" on page 3 appeared in the wrong column of the balance sheet in the Form 10-Q as originally filed. That amount is correctly set forth under the December 31, 1996 column in this amendment.

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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Mandatory Adjustable Redeemable  Convertible  Securities (MARCS), par value
     $1.00 per share,(a class of preferred stock) authorized 7,500,000 shares,
     7,077,833
     issued and outstanding                                 7,078                     7,078
   Common  Stock,  par value  $1.00 per  share-authorized  60,000,000  shares, issued 22,950,182 shares (including 1,059,211
     shares held in treasury)                              22,950                    22,950
   Capital surplus                                        394,921                   400,187
   Accumulated deficit                                    (72,454)                  (70,459)
   Unrealized losses on short-term
     investments                                             (598)                     (352)
   Repurchased and nonvested shares                       (13,190)                  (13,206)
                                                         ---------                 ---------
                                                          338,707                   346,198
                                                         ---------                 ---------
                                                         $578,771                  $580,330
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