Form 10-Q
period 1997-09-30
COEUR D ALENE MINES CORP
filed 1997-11-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                            ---------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,890,568 shares were issued and outstanding as of November 10, 1997.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX



   PAGE NO.

PART I.    Financial Information


Item 1.    Financial Statements
           Consolidated Balance Sheets --
           September 30, 1997 and December 31, 1996                        3-4

           Consolidated Statements of Operations --
           Nine Months Ended September 30, 1997 and 1996                     5

           Consolidated Statements of Cash Flows --
           Nine Months Ended September 30, 1997 and 1996                     6

           Notes to Consolidated Financial Statements                      7-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9-19

PART II.   Other Information.

Item 1.    Legal Proceedings                                             19-20

Item 6.    Exhibits and Reports on Form 8-K                                 20

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,         December 31,
                                                             1997                  1996
                                                        -------------------------------------
                                                                  (In Thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $ 44,189                  $ 43,455
   Short-term investments                                  78,343                   124,172
   Receivables                                             10,354                    11,573
   Inventories                                             32,827                    31,992
                                                         ---------                 ---------
       TOTAL CURRENT ASSETS                               165,713                   211,192

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                          119,343                   118,993
   Less accumulated depreciation                           56,626                    50,743
                                                         ---------                 ---------
                                                           62,717                    68,250
MINING PROPERTIES
   Operational mining properties                          239,985                   171,517
   Less accumulated depletion                              54,469                    38,264
                                                         ---------                 ---------
                                                          185,516                   133,253
   Developmental properties                               129,266                   110,985
                                                         ---------                 ---------
                                                          314,782                   244,238
OTHER ASSETS
   Investment in unconsolidated affiliate                                            48,231
   Notes receivable                                         8,490                     4,000
   Debt issuance costs, net of accumulated
      amortization                                          3,474                     4,081
   Restricted funds                                         2,949
   Marketable equity securities and other                   1,988                      338
                                                         ---------                 ---------
                                                           16,901                    56,650
                                                         ---------                 ---------
                                                         $560,113                  $580,330
                                                         =========                 =========

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,         December 31,
                                                             1997                  1996
                                                        -------------------------------------
                                                                  (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $  4,350                  $  4,327
   Accrued liabilities                                      6,531                     4,976
   Accrued interest payable                                 3,027                     4,968
   Accrued salaries and wages                               5,908                     5,242
   Bank loans                                               8,898                     8,021
   Current portion of remediation costs                     8,500                     3,500
   Other current liabilities                                  317                       532
                                                         ---------                 ---------
       TOTAL CURRENT LIABILITIES                           37,531                    31,566

LONG-TERM LIABILITIES
   6% subordinated convertible debentures                  49,840                    49,840
   6 3/8% subordinated convertible debentures              95,000                   100,000
   Long-term borrowings                                    41,059                    39,900
   Deferred income taxes                                    3,138
   Other long-term liabilities                              4,438                    12,826
                                                         ---------                 ---------
       TOTAL LONG-TERM LIABILITIES                        193,475                   202,566

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
      Securities (MARCS), par value $1.00 per
      share,(a class of preferred stock)
      authorized 7,500,000 shares, 7,077,833
      issued and outstanding                                7,078                     7,078
    Common Stock, par value $1.00 per share-
      authorized 60,000,000 shares, issued
      22,950,182 shares (including 1,059,211
      shares held in treasury)                             22,950                    22,950
    Capital surplus                                       392,280                   400,187
    Accumulated deficit                                   (78,724)                  (70,459)
    Unrealized losses on available-for-sale
      securities                                           (1,287)                     (352)
    Repurchased and nonvested shares                      (13,190)                  (13,206)
                                                         ---------                 ---------
                                                          329,107                   346,198
                                                         ---------                 ---------
                                                         $560,113                  $580,330
                                                         =========                 =========

See notes to consolidated financial statements.

                                                                     UNAUDITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                Three Months Ended September 30, 1997 and 1996
                 Nine Months Ended September 30, 1997 and 1996

                                            3 MONTHS ENDED                         9 MONTHS ENDED
                                             SEPTEMBER 30                           SEPTEMBER 30
                                    -----------------------------          -----------------------------
                                       1997               1996                1997               1996
                                    ----------         ----------          ----------         ----------
                                               (In thousands except for per share data)
INCOME
  Sales of concentrates and dore'   $  38,628          $  21,559            $  96,757         $  62,920
  Less cost of mine operations         40,684             18,480              103,258            56,622
                                    ----------         ----------           ----------        ----------
     Gross Profit (Loss)               (2,056)             3,079               (6,501)            6,298

OTHER INCOME
  Interest and other                    2,843              5,004               20,427             9,158
                                    ----------         ----------           ----------        ----------
     Total Income                         787              8,083               13,926            15,456

EXPENSES
  Administration                        1,016                952                3,295             3,007
  Accounting and legal                    449                487                1,334             1,130
  General corporate                     1,223              1,873                4,837             5,273
  Interest                              1,982              1,016                6,330             2,476
  Mining exploration                    2,385              2,488                6,397             5,183
  Write down of mining properties                             33                                 54,415
                                    ----------         ----------           ----------        ----------
     Total Expenses                     7,055              6,849               22,193            71,484
                                    ----------         ----------           ----------        ----------

NET LOSS BEFORE TAXES                  (6,268)             1,234               (8,267)          (56,028)
  Income tax benefit                                         644                    2             1,158
                                    ----------         ----------           ----------        ----------
NET INCOME (LOSS)                   $  (6,268)         $   1,878            $  (8,265)        $ (54,870)
                                    ==========         ==========           ==========        ==========

NET LOSS ATTRIBUTABLE
  TO COMMON SHAREHOLDERS            $  (8,903)         $    (754)           $ (16,164)        $ (60,634)
                                    ==========         ==========           ==========        ==========

EARNINGS PER SHARE DATA Earnings
  per share data:
    Weighted average number of
      shares of Common Stock and
      equivalents used in
      calculation                      21,891             21,893               21,891            21,327
                                    ==========         ==========           ==========        ==========

Net Income (Loss) Per Share         $    (.29)         $     .09            $    (.38)        $   (2.57)
                                    ==========         ==========           ==========        ==========

Net Loss per share attributable
   to Common Shareholders           $    (.41)         $    (.03)           $    (.74)        $   (2.84)
                                    ==========         ==========           ==========        ==========

Fully Diluted Earnings Per Share:
    Weighted average number of
      shares of common stock
      outstanding                                         34,800
                                                       ==========

Net Income Per Share                                   $     .06
                                                       ==========

Cash dividends per share                                                                          $ .15
                                                                                              ==========

                                                                     UNAUDITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                 Nine months ended September 30, 1997 and 1996

                                                                               1997                   1996
                                                                            -----------            -----------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              $   (8,265)           $   (54,870)

      Add (less) noncash items:
        Depreciation, depletion and amortization                                24,614                  9,234
        (Gain) Loss on disposition of assets                                      (170)                53,142
        Other changes                                                             (439)                (1,402)
                                                                            -----------            -----------
      CASH PROVIDED BY OPERATING ACTIVITIES BEFORE WORKING CAPITAL CHANGES      15,740                  6,104

      Change in working capital:
        Receivables                                                              3,071                   (360)
        Inventories                                                               (485)                   130
        Accounts payable and accrued liabilities                                (6,781)                (5,452)
        Interest payable                                                        (1,941)                (1,989)
                                                                            -----------            -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  9,604                 (1,567)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of El Bronce (net of cash received)                                                    (14,208)
      Investment in mining company                                             (14,643)               (20,057)
      Purchase of property, plant, and equipment                                (1,678)                (2,503)
      Proceeds from sales of marketable securities                             123,263                 51,136
      Purchase of short-term investments                                       (78,582)              (118,697)
      Expenditures on developmental properties                                  (9,849)                (9,085)
      Expenditures on operational mining properties                            (12,529)               (25,026)
      Proceeds from sale of discontinued operations                                863                  2,566
      Other assets                                                              (2,095)                   603
                                                                            -----------            -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        4,750               (135,271)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                                       144,626
      Proceeds from bank loans                                                                         19,227
      Retirement of long-term debt                                              (4,807)                (1,688)
      Payment of cash dividends                                                 (7,899)                (8,395)
      Other                                                                       (914)                  (206)
                                                                            -----------            -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (13,620)               153,564
                                                                            -----------            -----------
      INCREASE IN CASH AND CASH EQUIVALENTS                                        734                 16,726
Cash and cash equivalents at beginning of year                                  43,455                 16,485
                                                                            -----------            -----------
      CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1997 AND 1996              $   44,189             $   33,211
                                                                            ===========            ===========

See notes to consolidated financial statements.

               Coeur d'Alene Mines Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report on Form 10-K for the year ended December 31, 1996.

NOTE B:  Inventories

     Inventories are comprised of the following:


                                                     SEPTEMBER 30,            DECEMBER 31,
                                                         1997                     1996
                                                       --------                 --------
                                                                 (In Thousands)

        In process and on leach pads                   $ 18,008                $ 19,948
        Concentrate inventory                             6,498                   4,996
        Dore' inventory                                   3,486                     739
        Supplies                                          4,835                   6,309
                                                       ---------               ---------
                                                       $ 32,827                $ 31,992
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

NOTE C:  Investment of Mining Company

     On June 6, 1997, the Company acquired, for approximately US$14.6 million in cash, an additional 14% interest in Gasgoyne Gold Mines NL of Australia, increasing its total ownership to 50%. The acquisition has been accounted for as a purchase. Effective June 6, 1997, the investment in Gasgoyne will be accounted for on a proportionate consolidation basis.

NOTE D:  Income Taxes

     The Company has not recorded an income tax benefit for the three and nine-month periods ended September 30, 1997 as it is currently not assured of the realizability of operating loss carryforwards. The related deferred tax asset has been fully reserved.

NOTE E:  Subsequent Events

     In October 1997, the Company completed an offering of $143,750,000 principal amount of 7.25% Convertible Subordinated Debentures due 2005 which are convertible into shares of common stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, have no other funding requirements until maturity, mature October 31, 2005.

     During the second and third quarters of 1997, the Company purchased 11,379,048 shares of an Australian company, Eagle Mining Corporation N.L. ("Eagle"), for a total of US$26.2 million. Eagle was subsequently purchased by another Australian company pursuant to a tender offer on October 3, 1997 for $228.7 million. As a result, the Company will receive proceeds of $24.7 million in the fourth quarter of 1997 and report a loss on the sale of $1.5 million.

NOTE F:  New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of the standard would have had no effect on the net loss per share for the three-month periods ended September 30, 1997 and 1996 and the nine-month periods ended September 30, 1997 and 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE G:  Reclassifications

     Certain reclassifications of prior year balances have been made to conform to current year classifications.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL
          --------------------------------------------------------------------

GENERAL

     The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest and which is planned to be closed during the last quarter of 1997 or the first quarter of 1998; the El Bronce Mine, a wholly-owned Chilean gold mine; and the Fachinal Mine, a Chilean gold mine wholly-owned by the Company.

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

     The market price of gold has declined to levels that are the lowest since 1985. The market price of silver to date in 1997 is lower than the annual average market prices experienced since 1993. The third quarter average price of gold was $339. The market prices of silver (Handy & Harman) and gold (London final) on November 10, 1997 were $4.88 per ounce and $310.75 per ounce respectively. If the current price range in the low $300's continues, the Company will need to reduce production costs and/or expand minable ore reserves at its Chilean gold mines, Fachinal and El Bronce, to operate the mines profitably. Also, if such prices continue, the Company may elect to place such mines on temporary standby and halt production there to conserve ore reserves until gold prices increase. The Company is required by Financial Accounting Standards Statement 121 to review the valuations of its mining properties. Such a review was last completed October 8, 1997. Should currently depressed price levels continue for an extended period of time and/or if the Company is unable to reduce production costs or expand minable ore reserves at the Company's mining properties, the Company may need to effect asset writedowns, particularly in the case of the Fachinal and El Bronce Mines and the Kensington Property.

     A production decision at the Kensington Property, in which Coeur had invested a total of $118.2 million (including $25.0 million of capitalized interest) at September 30, 1997, is subject to a realized price of gold through spot or forward sales of at least $400 per ounce and the receipt of required key permits, satisfactory completion of a project optimization study and approval by the Company's Board of Directors. The U.S. Forest Service issued a decision approving the Supplemental Environmental Impact Statement for the Kensington Project on August 15, 1997. On October 2, 1997, a coalition of environmental organizations filed an appeal challenging the decision. On November 13, 1997, the appeal was denied. In addition, on November 4, 1997, the City and Borough of Juneau issued the Large Mine Permit for the Kensington Mine. The

Company anticipates that it will receive the remaining key permits relating to the Kensington Project by the end of 1997. Currently, Coeur is working on a mine optimization study intended to reduce the project's capital and operating costs, and a development program designed to increase the current 1.9 million ounce gold reserve. Coeur does not intend to develop Kensington unless the optimization study and developmental program demonstrate the results required to make Kensington an economically viable project.

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

     The following table sets forth the amounts of gold and silver produced by the Company's mining properties owned by the Company or in which it has an interest, based on the amounts attributable to the Company's ownership interests, and the cash and full costs of such production during the three and nine month periods ended September 30, 1996 and 1997:

                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             SEPTEMBER 30                           SEPTEMBER 30
                                    -----------------------------          -----------------------------
                                       1997               1996                1997               1996
                                    ----------         ----------          ----------         ----------
ROCHESTER MINE
   Gold ozs.                           27,359             20,145               65,398            51,659
   Silver ozs.                      1,811,415          1,542,188            5,023,757         4,483,700
   Cash Costs per oz./silver            $3.49              $3.32                $3.74             $3.56
   Full Costs per oz./silver            $4.04              $3.84                $4.34             $4.11

GOLDEN CROSS MINE
   Gold ozs.                           23,123             16,317               61,804            46,441
   Silver ozs.                         72,795             43,022              216,919           150,578
   Cash Costs per oz./gold            $206.70            $329.88              $247.09           $378.48
   Full Costs per oz./gold            $247.23            $339.70              $292.65           $424.77

FACHINAL MINE
   Gold ozs.                            6,763              5,039               23,417            16,871
   Silver ozs.                        487,256            496,266            1,581,125         1,564,261
   Cash Costs per oz./gold            $389.81                N/A              $350.21               N/A
   Full Costs per oz./gold            $593.07                N/A              $529.19               N/A

 EL BRONCE MINE
   Gold ozs.                           12,816              9,305               36,398            22,496
   Silver ozs.                         26,494             20,333               73,803            48,175
   Cash Costs per oz./gold            $314.74            $294.31              $335.58           $296.84
   Full Costs per oz./gold            $376.41            $320.02              $397.57           $322.55

COEUR MINE
   Silver ozs.                        164,697            330,985              925,908           486,049
   Cash Costs per oz./silver            $3.89              $2.89                $2.79             $3.67
   Full Costs per oz./silver            $4.89              $3.54                $3.72             $4.34

GALENA MINE
   Silver ozs.                        370,420                N/A              370,420               N/A
   Cash Costs per oz./silver            $3.58                N/A                $4.79               N/A
   Full Costs per oz./silver            $4.64                N/A                $6.10               N/A

YILGARN STAR MINE
   Gold ozs.                            9,131              5,332               26,192             8,137
   Cash Costs per oz./gold            $300.32            $254.87              $259.78           $259.46
   Full Costs per oz./gold            $475.28            $342.62              $409.22           $351.43

CONSOLIDATED TOTALS
   Gold ozs.                           79,192             56,138              213,209           145,604
   Silver ozs.                      2,933,077          2,432,794            8,191,932         6,732,763

 RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.
     -------------------------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' increased by $17,069,000, or 79%, for the third quarter of 1997 over the same quarter of 1996. The increase is primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mines due to i) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and ii) the Company's increased ownership of the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996. In the third quarter of 1997, the Company produced a total of 2,933,077 ounces of silver and 79,192 ounces of gold compared to 2,432,794 ounces of silver and 56,138 ounces of gold in the third quarter of 1996.

     Silver and gold prices averaged $4.53 and $323.65 per ounce, respectively, in the third quarter of 1997 compared with $5.05 and $384.65 per ounce, respectively, in the third quarter of 1996. On November 10, 1997, the market prices of silver (Handy & Harman) and gold (London Final) were $4.88 and $310.75, respectively. In the third quarter of 1997, the Company realized average silver and gold prices of $4.57 and $333.41, respectively, compared with average market prices of $5.05 and $390.23, respectively, realized in the prior year's third quarter.

     The cost of mine operations for the third quarter of 1997 increased by $22,204,000, or 120%, above the prior year's comparable quarter. The increase is primarily attributable to the following factors: i) the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing late in the third quarter of 1996, which resulted in a proportionate increase in the cost of mine operations in the third quarter of 1997; and ii) the Company classified the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and began recording cost of mine operations at the Fachinal Mine on that date. Of the approximately $22 million increase in the cost of mine operations, $7.6 million, or 34%, were noncash expenses attributable to the 430% increase in depreciation, depletion and amortization expense recorded in the third quarter of 1997 over the prior year's third quarter. The increase in these noncash expenses primarily resulted from the Company's increased El

Bronce ownership interest and the fact that no such expenses were being recorded by Fachinal since it was still under development in the third quarter of 1996.


     The gross loss from mining operations in the third quarter of 1997 amounted to $2.1 million compared to a gross profit from mining operations of $3.1 million in the third quarter of 1996. The $5.1 million decrease in gross profits is due to the above mentioned changes in sales and cost of mine operations coupled with substantially lower gold and silver prices realized in the third quarter of 1997 as compared to the third quarter of the prior year.

INTEREST AND OTHER INCOME

     Interest and other income decreased by $2,161,000, or 43%, in the third quarter of 1997 compared to the third quarter of 1996. The decrease is primarily the result of lower average balances of cash and short-term investments. In addition, during the third quarter of 1996, the Company reported a gain of $1.3 million on the sale of certain marketable securities.

EXPENSES

     For the third quarter of 1997, total expenses increased by $.2 million, or 3%, above the prior year's comparable quarter. The increase is primarily the result of a $1.0 million increase in interest expense which was partially offset by a $.7 million decrease in general corporate expenses.

NET INCOME (LOSS)

     As a result of the above, the Company reported a net loss of $6,268,000, or $.29 per primary share, and a net loss of $8,903,000, or $.29 per share, attributable to common shareholders for the third quarter of 1997 compared with net income of $1,878,000, or $.09 per primary share, net income of $.06 per fully diluted share and a net loss of $754,000, or $.03 per share, attributable to common shareholders for the third quarter of 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996
     -------------------------------------------------------------------------

SALES AND GROSS PROFITS

     Sales of concentrates and dore' increased by $33,837,000, or 54%, for the first nine months of 1997 from the same period of 1996 and is primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mine due to i) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and ii) the Company's increased ownership of the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996. In the first nine months of 1997, the Company produced a total of 8,191,932 ounces of silver and 213,209 ounces of gold compared to 6,732,763 ounces of silver and 145,604 ounces of gold in the nine-month period of 1996.

     Silver and gold prices averaged $4.77 and $339.28 per ounce, respectively, in the first nine months of 1997 compared to $5.29 and $391.60 per ounce, respectively, in 1996's comparable period. On November 10, 1997, the market price of silver (Handy & Harman) was $4.88 and the market price of gold (London Final) was $310.75 per ounce. During the first nine months of 1997, the Company realized average silver and gold prices of $4.75 and $343.87, respectively, compared with average market prices of $5.32 and $395.68, respectively, realized in the prior year's comparable period.

     The cost of mine operations in the first nine months of 1997 increased by $46,636,000, or 82%, above the prior year's comparable nine-month period. The increase is primarily attributable to the fact that i) the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing late in the third quarter of 1996, which resulted in a proportionate increase in the cost of mine operations during the nine-month period ended September 30, 1997; and
ii) the Company classified the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and began recording cost of mine operations at the Fachinal Mine on that date. Of the approximately $46.6 million increase in the cost of mine operations, $14.4 million or 30.8% were noncash expenses attributable to the 199.4% increase in depreciation, depletion and amortization expense recorded in the nine months ended September 30, 1997 over the prior year's comparable period. The increase in these noncash expenses primarily resulted from the

Company's increased El Bronce ownership interest and the fact that no such expenses were being recorded by Fachinal during 1996.

     The gross loss from mining operations in the first nine months of 1997 amounted to $6.5 million compared to a gross profit from mining operations of $6.3 million in the same period of 1996. The $12.8 million decrease in gross profits is due to the above mentioned changes in sales and cost of mine operations coupled with substantially lower gold and silver prices realized in the nine months ended September 30, 1997.

INTEREST AND OTHER INCOME

     Interest and other income increased by $11.3 million, or 123%, in the first nine months of 1997 compared to the same period in 1996. The increase is primarily the result of i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997.

EXPENSES

     For the first nine months of 1997, total expenses decreased by $49.3 million. The decrease is primarily attributable to the $54.4 million writedown of mining properties recorded in the second quarter of 1996. In the first nine months of 1997, interest expense increased by $3,854,000, primarily attributable to the reclassification of the Fachinal Mine from a development-stage property to an operating property. Effective in 1997, interest expense on the Fachinal construction loan, which was previously capitalized during the development stage, is charged to operating expense. Mining exploration expense for the first nine months of 1997 increased by $1,214,000, or 23%, over the prior year's comparable nine-month period.

NET INCOME (LOSS)

     As a result of the above, the Company's loss before income taxes amounted to $8,267,000 in the first nine months of 1997 compared to a loss of $56,028,000 in the first nine months of 1996. The Company reported an income tax benefit of $2,000 for the first nine months of 1997, compared to $1,158,000 in the first nine months of 1996. As a result, the Company reported a net loss of $8,265,000, or $.38 per share, and a net loss attributable to common shareholders of $16,164,000, or $.74 per share, in the first nine months of 1997, compared to a net loss of $54,870,000, or $2.57 per share, and a net loss attributable to common shareholders of $60,634,000, or $2.84 per share, in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

     The Company's working capital at September 30, 1997 was approximately $128.2 million compared to $179.6 million at December 31, 1996. The ratio of current assets to current liabilities was 4.4 to one at September 30, 1997 compared to 6.7 to one at December 31, 1996.

     Net cash provided by operating activities for the first nine months of 1997 increased by $11.2 million to $9.6 million from $1.6 million used in operating activities during the first nine months of 1996. A total of $4.7 million of cash was provided by investing activities in the first nine months of 1997 compared to $135.3 million used in investing activities in the first nine months of 1996. Of the $135.3 million used in investing activities during the first nine months of 1996, $118.7 million relates to the purchase of investment grade intermediate term investments. The Company's financing activities used $13.6 million of cash during the first nine months of 1997 compared with $153.6 million provided by financing activities for the first nine months of 1996. During the second and third quarters of 1997, the Company purchased 11,379,048 shares of an Australian company, Eagle Mining Corporation N.L. ("Eagle"), for a total of US$26.2 million. Eagle was subsequently purchased by another Australian company pursuant to a tender offer on October 3, 1997 for $228.7 million. As a result, the Company sold its interest in Eagle and will receive proceeds of $24.7 million in the fourth quarter of 1997 and report a loss on the sale of $1.5 million. As a result of the above, the Company's net cash increase for the first nine months of 1997 was $.7 million compared with a net cash increase of $16.7 million for the first nine months of 1996.

     For the nine months ended September 30, 1997 and 1996, the Company expended $3.7 million and $2 million, respectively, in connection with environmental compliance activities at its operating properties. For the nine months ended September 30, 1997, the Company expended a total of approximately $2.5 million on environmental and permitting activities at the Kensington property, which expenditures have been capitalized as part of its development cost.

SALE OF 7 1/4 CONVERTIBLE SUBORDINATED DEBENTURES DUE 2005

     In October 1997, the Company sold $143,750,000 aggregate principal amount of 7 1/4% Convertible Subordinated Debentures due 2005 (the "Debentures") to Lazard Freres & Co. LLC (the "Purchaser") pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"). The Debentures are convertible into shares of the Company's Common Stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Debentures are redeemable, in whole or in part, at any time on or after October 31, 2000. Pursuant to a Registration Rights Agreement, dated as of October 15, 1997, between the Company and Purchaser, the Company is obligated to file with the Securities and Exchange Commission and use its best efforts to cause to become effective a shelf registration statement to cover resales of the Debentures and shares of Common Stock issuable upon conversion thereof and to maintain the effectiveness of such registration statement until October 31, 1999, subject to adjustment in certain circumstances. The Company received approximately $139 million of net proceeds from the sale of the Debentures. Of that amount, approximately $42.9 million has been used to repay bank debt (as discussed below) and the balance will be used for other corporate purposes, including the possible acquisition of or investment in additional silver and gold mining properties or businesses.

REPAYMENT OF BANK INDEBTEDNESS

     On October 31, 1997, the Company used approximately $42.9 million of the net proceeds of the sale of Debentures to repay (i) approximately $24 million borrowed under a project loan facility agreement with a bank syndicate lead by N.M. Rothschild & Sons Ltd. relating to the Company's construction of the Fachinal Mine and (ii) approximately $18.9 million borrowed under the Company's $20.0 million line of credit agreement with Rothschild Australia Ltd. in connection with the Company's investment in Gasgoyne.

FEDERAL NATURAL RESOURCES ACTION

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and, in March 1997 and September 1997 filed motions for summary judgment which are pending decision by the court. At this initial stage of the action, it is not possible to predict its ultimate outcome.

PART II.  Other Information.

ITEM 1.   LEGAL PROCEEDINGS

     On July 2, 1997 a suit was filed by a purchaser of the Company's common stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the law suit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997 an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them. On October 27, 1997, the Company, its auditors and the individual defendants filed with the Court motions to dismiss the amended complaint on the ground that it fails to state a valid claim. No assurances can be given at this early stage of the action as to its ultimate outcome.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          No. 27  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          No Forms 8-K were filed during the quarter ended September 30, 1997. A Form 8-K was filed on October 16, 1997.

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


                                         COEUR D'ALENE MINES CORPORATION
                                         -------------------------------
                                                   (Registrant)


Dated November 13, 1997                  /s/DENNIS E. WHEELER
                                         -----------------------
                                         Dennis E. Wheeler
                                         Chairman, President and
                                         Chief Executive Officer




Dated November 13, 1997                  /s/JAMES A. SABALA
                                         -----------------------
                                         James A. Sabala
                                         Senior Vice President and
                                         Chief Financial Officer