Form 10-K405/A
period 1997-12-31
COEUR D ALENE MINES CORP
filed 1998-01-21
CIK 215466

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15 (d) of the
                       Securities and Exchange Act of 1934

                Amendment No. 1 to Annual Report on Form 10-K
                    for the Year Ended December 31, 1997

                         COEUR D'ALENE MINES CORPORATION
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Idaho                    1-8641                 82-0109423
    ---------------------------       ------------            --------------
      (State or other jurisdiction     (Commission            (IRS Employer
           of incorporation)           File Number)           Identification
                                                                 Number)

         505 Front Avenue., P.O. Box "I"
              Coeur d'Alene, Idaho                               83814
   ----------------------------------------                   ----------
      (Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code: (208) 667-3511


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

     Item 1 - Business

     Item 7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations

     Items 8 & 14 - Financial Statements

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COEUR D'ALENE MINES CORPORATION

                                             By:
                                                /s/ James A. Sabala
                                                -------------------
                                                James A. Sabala
                                                Senior Vice President and
                                                 Chief Executive Officer
Date: January 20, 1998

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

"Dore" - A bullion produced by smelting, containing gold, silver and minor amounts of impurities.

"Gold" - An alloy with minimum fineness of 999 parts per 1000 pure gold.

"Heaping-
  Leaching
  Process" -                    Heap leaching is a process of extracting gold
                                and silver by placing broken ore on an
                                impermeable pad and applying a dilute cyanide solution that dissolves a portion of the contained gold, which is then recovered in metallurgical processes.

"Mineralized
  Material"-                    A mineralized underground body which has been
                                intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. Such material does not qualify as an "ore reserve" until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

"Ore
 Reserve" -                     That part of a mineral deposit which could be
                                economically and legally extracted or produced at the time of the reserve determination.

"Probable
  Reserves"                    -Ore reserves for which quantity and grade
                                and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

"Proven
  Reserves"                    -Ore reserves for which (a) quantity is computed
                                from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserve are well-established.

"Ton"                         - References to a "ton" mean a short ton, which
                                is 2,000 pounds.

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

MAINTENANCE OF CLAIMS

         At mining properties in the United States, including the Rochester, Kensington, Coeur, Galena and Caladay mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, in order to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $100 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law of 1872. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $3.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held in fee simple.

         In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $.30 per hectare. An exploration concession is valid for a three year period. It may be renewed for new periods unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession. It is anticipated that the total tax to be paid before March 31, 1998 for El Bronce is $61,000, for Fachinal $140,000; and for all other property in Chile $128,000.

         In New Zealand, prospecting licenses and mining licenses are issued by a national government agency. To maintain them the holder must comply with the detailed provisions of the licenses, which include provisions for work programs, health and safety, protection of the environment, reclamation, liability insurance and performance bonds. An annual fee is required to be paid for the prospecting and mining licenses associated with Golden Cross which, for the year 1998, is anticipated to be approximately $26,000.

EMPLOYEES

         At March 1, 1997, the Company employed a total of 1,217 full-time employees, of which 43 are located at the Company's executive offices in Coeur d'Alene, Idaho, 286 are employed at the Rochester Mine, 165 are employed at the Golden Cross Mine in New Zealand, 704 are employed at the Fachinal and El Bronce Mines in Chile, and 19 are employed at the Kensington property in Alaska. The Company maintains labor agreements under country statutes in New Zealand at the Golden Cross Mine and in Chile at the Fachinal and El Bronce Mines. The Fachinal and El Bronce Mine labor agreements provide a base wage with bi-annual cost of living adjustments but no annual escalator, and have provisions for terms and conditions of work including vacations, holidays, education, and in the case of the Fachinal Mine, housing. The agreements also provide for health and pension benefits at the minimum country-mandated levels. The Fachinal Mine agreement also provides for hours of work and shifts to accommodate remote living conditions and provides a production bonus equal to 35% of base pay when production exceeds 1,500 tons per day. The agreements at the El Bronce and Fachinal Mines expire in 1998 and 1999, respectively. In the opinion of the Company, its labor relations have been satisfactory. The employees of Silver Valley Resources and Gasgoyne are employees of those companies.

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

Other Income

         Interest and other income in 1996 increased by $3,655,000, or 38%, compared with 1995. The increase is primarily due to (i) an increase in the level of the Company's cash and securities portfolio in 1996 primarily resulting from the public sale of $150.4 million of Mandatory Adjustable Redeemable Convertible Securities ("MARCS") in March and April 1996, and a gain of $1,300,000 arising from the sale by the Company of common shares of Orion Resources, NL in the third quarter of 1996, (ii) a gain of $1,400,000 from the sale of other fixed assets in the fourth quarter of 1996, and (iii) the Company's $907,487 share of income resulting from its interest in the operations of Gasgoyne Gold Mines in 1996.

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

         Net cash provided by operating activities in 1996 was $7,784,000 compared with $20,915,000 net cash provided by operating activities in 1995. The most important non-cash items offsetting the $54,570,000 net loss from continuing operations in 1996 were (i) the $54,415,000 write down of the Company's interest in the Golden Cross Mine and Waihi East Property in New Zealand and (ii) $13,381,000 depreciation, depletion and amortization. A total of $131,297,000 of cash was used in investing activities in 1996 compared to $37,852,000 in 1995. The most important factors accounting for the increase in cash used in investing activities in 1996 were (i) $148,592,000 of purchases of short-term investments, offset in part by $92,167,000 sales of short-term investments and marketable securities, and (ii) $44,432,000 expenditures on operational mining properties. The Company's financing activities provided $150,483,000 of cash during 1996 compared to $18,274,000 in 1995. The increase in net cash provided by financing activities in 1996 was primarily attributable to the $144,626,000 proceeds received by the Company in March 1996 from the public sale of MARCS. As a result of the above, the Company's net cash increase in 1996 was $26,970,000 compared with a net cash increase of $1,337,000 in 1995.

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

Realization of Net Operating Loss Carryforwards

The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has determined not to currently recognize potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

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


         21      -        List of subsidiaries of the Registrant.

         23      -        Consent of Ernst & Young LLP.

         27      -        Financial Data Schedule


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

         Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets, which range from 3 to 31 years. Certain mining equipment is depreciated using the units-of-production method based upon estimated total reserves. Maintenance and repairs are charged to operations as incurred.

         Mining Properties: Values for mining properties represent acquisition costs and/or the fair market value of Common Stock issued for properties plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, on a regular basis to reach a judgment concerning possible permanent impairment of value and the need for a write-down in asset value to net realizable value. These reviews require judgment and the use of estimates, and are affected by the risks and uncertainties inherent in normal operations. The Company utilizes the methodology set forth pursuant to Financial Standards Board Statement No. 121 - Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("FAS121") to evaluate the recoverability of capitalized mineral property costs. Since FAS 121 requires the use of forward-looking projections, the Company must use estimates to generate a life-of-mine cash flow statement which may forecast several years into the future. These estimates may include an estimate of projected mineable resources and mine life or reports of the Company's engineers and geologists, projected operating and capital costs necessary to process the estimated resources, each project's mine plan including the type, quantity and ore grade expected to be mined, estimated metallurgical recovery and all other factors which may have an impact upon a project's cash flow. In addition, the Company is required to estimate the selling price of metal produced which is based upon historical averages which are updated annually to give effect to changing markets over time.

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

         Exploration and Development: The carrying value of exploration properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a development-stage property and all costs incident to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify a reserve as economic, the Company must complete an evaluation of an ore body to determine that it may be mined profitably. This determination is made based upon geologic and engineering studies which analyze the nature of the ore body, the appropriate mining and metallurgical process, estimates of operating costs, metallurgical recoveries
and forecast metal prices over the estimated mine life.   Mine development
costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation.

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

         Foreign Currencies: Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. The
Company's foreign subsidiaries have the U.S. dollar as their functional currency and, therefore, translation gains and losses are reflected in income. Nonmonetary assets and liabilities are converted at historical rates. Realized gains and losses from foreign currency transactions are reflected in operations.

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
                                              =========              ==========


         Changes in the valuation allowance in 1996 relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has determined not to currently recognize potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

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



            The tax loss carryforwards by year are as follows:

                SUMMARY OF NET OPERATING LOSSES BY YEAR INCURRED


                                              REGULAR TAX LOSS CARRYFORWARD

                               United States     New Zealand          Chile            Total
                               -------------     -----------       ----------        ----------
      Loss incurred, 1989       $    (8,262)     $    (4,581)               -        $ (12,843)
      Loss incurred, 1990            (6,349)         (19,509)               -          (25,858)
      Loss incurred, 1991           (11,041)         (50,751)               -          (61,792)
      Loss incurred, 1992           (10,702)          (9,369)               -          (20,071)
      Loss incurred, 1993           (10,417)                -               -          (10,417)
      Loss incurred, 1994            (8,994)                -               -           (8,994)
      Loss incurred, 1995                                   -       $ (4,686)           (4,686)
      Loss incurred, 1996           (73,238)         (19,155)         (6,750)          (99,143)
                                  ----------       ----------       ---------        ----------
      Total                       $(129,003)       $(103,365)       $(11,436)        $(243,804)
                                  ==========       ==========       =========        ==========


                                                  AMT TAX LOSS CARRYFORWARD

                               United States     New Zealand         Chile             Total
                               -------------     -----------       ----------       -----------
      Loss incurred, 1990          $ (4,887)                -               -        $ (4,887)
      Loss incurred, 1991            (4,352)                -               -          (4,352)
      Loss incurred, 1992                                   -               -
      Loss incurred, 1993            (4,664)                -               -          (4,664)
      Loss incurred, 1994            (7,282)                -               -          (7,282)
      Loss incurred, 1995                                   -               -
      Loss incurred, 1996           (65,309)                -               -         (65,309)
                                   ---------                                         ---------
      Total                        $(86,494)                -               -        $(86,494)
                                   =========                                         =========

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

         In June 1989, the shareholders adopted a shareholder rights plan which entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized junior preferred stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. Any preferred shares issued are not redeemable. At December 31, 1996, there were a total of 22,890,971, outstanding rights which was equal to the number of outstanding shares of common stock.

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