Form 10-K405/A
period 1997-12-31
COEUR D ALENE MINES CORP
filed 1998-02-24
CIK 215466

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15 (d) of the
                       Securities and Exchange Act of 1934

                Amendment No. 1 to Annual Report on Form 10-K
                    for the Year Ended December 31, 1996

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

                                             COEUR D'ALENE MINES CORPORATION

                                             By:
                                                /s/ James A. Sabala
                                                -------------------
                                                James A. Sabala
                                                Senior Vice President and
                                                 Chief Executive Officer
Date: February 20, 1998

         The Form 10-K amendment filed by the Company on January 21, 1998 incorrectly identified itself as Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1997. It should have identified itself as Amendment No. 1 to the Annual Report on Form 10-K for Year Ended December 31, 1996. This Form 10-K amendment corrects that error and includes the disclosures contained in the amendment filed on January 21, 1998. Therefore, the amendment filed on January 21, 1998 can be disregarded.


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

         CALADAY PROJECT

The Caladay Project adjoins the Galena Mine. Prior to its acquisition by the Company, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena property, the Company believes the same geologic structures which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities may be used to benefit the Galena Mine operations.

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

MAINTENANCE OF CLAIMS

         At mining properties in the United States, including the Rochester, Kensington, Coeur, Galena and Caladay mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, in order to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $100 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law of 1872. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $3.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire property with unconditional power of disposition.

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



Seattle, Washington                                         ERNST & YOUNG LLP
February 5, 1997
except for Note C, as to which the date is February 18, 1998

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

         Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets, which are 7 to 31 years for buildings and improvements and 3 to 13 years for machinery and equipment. Assets recorded under capital leases are depreciated over the shorter of the lease terms or estimated useful lives of the assets. Certain mining equipment is depreciated using the units-of-production method based upon estimated total reserves. Maintenance and repairs are charged to operations as incurred.

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

         Exploration and Development: The carrying value of exploration properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a development-stage property and all costs incident to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify a reserve as economic, the Company must complete an evaluation of an ore body to determine that it may be mined profitably. This determination is made based upon geologic and engineering studies which analyze the nature of the ore body, the appropriate mining and metallurgical process, estimates of operating costs, metallurgical recoveries
and forecast metal prices over the estimated mine life.   Mine development
costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation. In the event the Company determines that the value of any capitalized property cannot be recovered by either the mining of commercial reserves or by sale pursuant to prevailing market prices, an evaluation of whether an impairment of value under the provisions of FAS 121 has occurred is undertaken. If such an impairment is determined to exist, a write-down would be effected.

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

                                       December 31, 1996
                                       -----------------
 Total Revenues                            $35,098
 Operating Profit                          $13,191
 Net Income                                $12,087

         The following pro forma information reflects the Company's results of operations as if the Gasgoyne transaction, that occurred in May 1996, had occurred at the beginning of the periods presented.



                                           For the Twelve Months Ended
                                   December 31, 1996          December 31, 1995
                                   -----------------          -----------------
 Total Income                          $ 22,878                  $ 25,985
 Net Loss                              $(54,447)                 $   (189)
 Net Loss per share                    $  (2.54)                 $   (.01)

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

         A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:


                                                    Year Ended December 31,
                                            ------------------------------------
                                              1996            1995         1994
                                            --------        -------      -------
 Tax benefit on continuing operations
   computed at statutory rates               (35.0%)        (35.0%)      (35.0%)
 Percentage depletion                         (3.3%)       (190.0%)      (46.1%)
 Dividend received deduction                                (15.4%)       (5.2%)
 Interest on foreign subsidiary debt                        177.7%        37.8%
 Equity in earnings of unconsolidated
   subsidiaries                                              49.0%
 State income tax provision                                 (25.0%)        0.9%
 Change in valuation allowance                38.1%           2.7%        43.4%
 Utilization of net operating losses                        (73.4%)       (4.4%)
 Federal tax assessments and
   withholding                                             116.7%          9.3%
 Other (net)                                  (1.9%)        11.6%         (6.0%)
                                            --------       -------      --------

 EFFECTIVE TAX RATE ON CONTINUING
   OPERATIONS                                 (2.1%)        18.9%         (5.3%)
                                            ========       =======      ========


         For tax purposes, as of December 31, 1996, the Company has an operating loss carryforward as follows:

                                    U.S.     New Zealand   Chile       Total
                                  --------   -----------  --------    --------
      Regular losses              $129,003     $103,365    $11,436    $243,804
      AMT losses                    86,494                              86,494
      AMT credits                    1,650                               1,650
      General business credits         542                                 542



         The operating loss carryforwards by year of expiration are as follows:



        Year of
      Expiration     Regular Tax     AMT Tax
      ----------     -----------     -------
        2004          $ (8,262)
        2005            (6,349)       $ (4,887)
        2006           (11,041)         (4,352)
        2007           (10,702)
        2008           (10,417)         (4,664)
        2009            (8,994)         (7,282)
        2010
        2011           (73,238)        (65,309)
                       --------       ---------
           Total     $(129,003)       $(86,494)
                     ==========       =========

     New Zealand and Chilean laws provide for indefinite carryforwards of net operating losses. Under certain circumstances,including a change of ownership as determined under the Internal Revenue Code, the future utilization of net operating losses may be limited.


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