Form 10-K405/A
period 1996-12-31
COEUR D ALENE MINES CORP
filed 1998-03-17
CIK 215466

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 2

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

                                             COEUR D'ALENE MINES CORPORATION

                                             By:
                                                /s/ James A. Sabala
                                                -------------------
                                                James A. Sabala
                                                Senior Vice President and
                                                 Chief Executive Officer
Date: March 17, 1998

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



Seattle, Washington                                         ERNST & YOUNG LLP
February 5, 1997
except for Note C, as to which the date is February 18, 1998, and except for Notes D and L, as to which the date is March 16, 1998

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

NOTE D--WRITE-DOWN OF MINING PROPERTIES

         During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS No 121"). The impetus for this determination began in late July 1995 when physical evidence indicated that the land adjacent to the tailings impoundment appeared to have sustained some movement. An investigation to determine the significance of this movement was undertaken promptly. By September, 1995, consultants advised Coeur Gold New Zealand Ltd. that the adjacent land had moved and that it may have affected the tailings dam. However, they advised that certain data would have to be collected before they could confirm that assessment. That investigation included the drilling of holes in the land with measurement devices inserted in the holes (these devices are called "inclinometers"). Further additional measurement devices called "piezometers" were inserted in still different holes drilled in the land and the data collected from those and other sources was sufficient to lead the consultants to conclude by February, 1996 that significant remedial measures would have to be taken. Based on those recommendations Coeur Gold estimated the cost of implementation would be approximately $4 million. That estimate was made in February 1996 and presented to the Company's Board of Directors at its regular March 1996 meeting.

        Continuing evaluation after March 1996 revealed that the geographical extent of the land movement was larger, wider, longer and more complex than identified in the February 1996 estimate. By May 1996, as the planned remedial measures were implemented, the Company determined that the measures, upon which its previous cost estimates had been based, were not wholly effective. Additional data was needed, which required more hole drilling and more work on the ground. It was not until late May 1996 that the Golden Cross managers and the Company engineers concluded that the cost of remediation would exceed the initial February 1996 estimate. The estimate was revised to approximately $11 million in July to account for the more extensive remediation efforts. In addition, because of the significance of the ground movement, the Company determined that (i) production could be expected to significantly decrease as a result of the Company's inability to implement a previously planned mill optimization because the tailings dam had not been stabilized, and, consequently, it was believed the government would not likely consent to a raising of the tailings dam crest to obtain necessary tailings storage capacity to accommodate the increased mill throughput, and (ii) capital and operating costs could be expected to significantly increase due to the production shortfall and ground movement remediation program costs.

        As a result of the foregoing factors, there was an indication of potential impairment requiring assessment under FAS No. 121. Consequently, the Company recorded a charge in the second quarter of 1996 totaling $53 million relating to its investment in the Golden Cross mine and in the nearby Waihi East property. The charge included amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7 million as of December 31, 1996.

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

         As of December 31, 1996 and December 31, 1995, nonqualified and incentive stock options to purchase 314,727 shares and 257,493 shares, respectively, were outstanding under the Long-Term Plan. The options are exercisable at prices ranging from $13.75 to $27.00 per share.

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

         In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that cost over the vesting period. The Company has adopted the disclosure - only provision of Statement No. 123 and therefore continues to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation cost been recognized based on the fair value at the date of the grant for the options awarded under the plans, pro-forma amounts of the Company's net income (loss) and net income (loss) per share would have been as follows:


                                         Year Ended December 31,
                                           1996                1995
                                           ----                ----
Net Income (loss) as reported            $(54,570)          $ 1,154
Net Income (loss) pro forma              $(54,772)          $ 1,067

Net Inoome (loss) per share
  as reported                            $  (2.54)          $   .07
Net income (loss) per share
  pro forma                              $  (2.55)          $   .07


         The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.75% to 7.95%; expected option life of 4 years for officers and directors; expected volatility of .385; and no expected dividends. The weighted average fair value of options granted during the year ended December 31, 1996 is $8.19. The effect of applying Statement No. 123 for providing pro forma disclosures for fiscal years 1996 and 1995 is not likely to be representative of the effects in future years because options vest over a 4-year period and additional awards generally are made each year.


         Total compensation expense charged to operations under the Plans was $.9 million, $1.1 million, and $1.4 million for 1996, 1995, and 1994, respectively.

                                                          Weighted Average
                                              Options      Exercise Price
                                           -----------    -----------------
    Stock options outstanding
      at 1/1/95                               153,600       $  18.31
    Issued                                    111,979          16.80
    Exercised                                  (3,425)         15.13
    Canceled                                   (9,753)         19.45
                                           -----------      ---------
    Stock options outstanding
      at 12/31/95                             252,101          17.64
    Issued                                     62,326          20.88
                                           -----------      --------
    Stock options outstanding
      at 12/31/96                             314,727       $  18.28
                                           ===========      =========

The following table summarizes information for options currently outstanding at December 31, 1996:

                                    Options Outstanding                         Options Exercisable
                         -----------------------------------------         -------------------------
                                           Weighted
                                           Average        Weighted                          Weighted
                                          Remaining        Average                          Average
  Range of Exercise        Number        Contractual      Exercise            Number        Exercise
        Prices           Outstanding     Life (Yrs.)        Price          Exercisable       Price
        ------           -----------     -----------        -----          -----------       -----
$13.75  to $14.99          13,500       $2.25            $13.75               13,500           $13.75
$15.000 to $17.99         106,504       $6.08            $15.77               97,734           $15.78
$18.000 to $27.00         194,723       $7.29            $19.97              146,259           $20.13
                          -------                                            -------
                          314.727       $6.67            $18.28              257,493           $18.14
                          =======                                            =======

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

                                                                     EXHIBIT 23


              Consent of Ernst & Yong LLP, Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Long-Term Incentive Plan of Coeur d'Alene Mines Corporation of our report dated February 5, 1997 except for Note C, as to shich the Date is February 18, 1998, and except for Notes D and L, as to which the date is March 16, 1998, with respect to the consolidated financial statements of Coeur d'Alene Mines Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



                                                   ERNST & YOUNG LLP

Seattle, Washington
March 17, 1998