Form 10-K405
period 1997-12-31
COEUR D ALENE MINES CORP
filed 1998-03-20
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                      OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________


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

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 6, 1998.) $248,382,555

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 1998.

              21,898,624 shares of Common Stock, Par Value $1.00


                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1. BUSINESS

      Coeur d'Alene Mines Corporation is engaged through its subsidiaries in the exploration, development, operation and/or ownership of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska), Australasia (New Zealand and Western Australia) and South America (Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company".

OVERVIEW OF MINING PROPERTIES AND INTERESTS

      The Company's most significant mining properties and interests are:

      o the ROCHESTER MINE, a silver and gold surface mining operation located in northwestern Nevada, which is 100% owned and operated by Coeur and which is believed to be one of the largest and lowest cost of production primary silver mines in the United States and is a significant gold producer as well;

      o ownership of 50% of the capital stock of SILVER VALLEY RESOURCES CORPORATION ("SILVER VALLEY"), which owns the COEUR and the GALENA underground silver mines that resumed production in June 1996 and May 1997, respectively, the CALADAY project and operating control of several contiguous properties in the Coeur d'Alene Mining District of Idaho;

      o the FACHINAL MINE, an open pit and underground gold and silver mining operation wholly-owned and operated by Coeur and located in southern Chile, South America, which Coeur acquired in 1990, at which initial production commenced in October 1995. Fachinal was classified as an operating property for financial reporting purposes on January 1, 1997;

      o the EL BRONCE MINE, an underground Chilean gold and silver mine in which the Company acquired a 51% operating interest in October 1994 and in which the Company acquired 100% ownership in September 1996;

      o ownership of 50% of the capital stock of GASGOYNE GOLD MINES NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of THE YILGARN STAR MINE, a gold mine in Western Australia, and certain other exploration-stage properties;

      o ownership of 100% of the KENSINGTON PROPERTY, located north of Juneau, Alaska, which is being developed as an underground gold mine by Coeur and where the Company currently is conducting an optimization study and developmental program; and

      o the GOLDEN CROSS MINE, an underground and surface gold mining operation located near Waihi, New Zealand in which Coeur has an

            80% operating interest acquired on May 3, 1993, and at which mining activities were substantially discontinued in December 1997.

Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no minable ore reserves have yet been identified.

BUSINESS STRATEGY

      The Company's business strategy is to capitalize on its strong ore reserve base and the expertise of its management to become a leading precious metals company via long-term, profitable growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's low-cost silver production and reserves in order to remain the nation's largest silver producer and one of the world's largest primary silver producers; (ii) improve operating cost and production profiles at Coeur's existing gold mining operations; (iii) continue increasing the Company's gold production and reserves in order to continue to provide its shareholders with an interest in both metals, while lowering its cost of gold production; (iv) opportunistically acquire operating mines and exploration and development properties with a view to reducing the Company's operating and production costs and expanding its production and reserves; (v) continue to explore for new silver and/or gold assets primarily in North and South America, Mexico, and Australia as well as at existing mine sites; (vi) focus on opportunities which provide strong future exploration potential and immediate or near-term prospects for low-cost silver and/or gold production; and (vii) preserve the Company's financial ability to weather the gold industry's lowest price level in eighteen years.

SOURCES OF REVENUE

      The Rochester Mine, Fachinal Mine and El Bronce Mine, which are operated by the Company; the Golden Cross Mine, which was operated by the Company; and the Company's interests in Silver Valley and Gasgoyne, constituted the Company's principal sources of mining revenues in 1997. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those during the past four years:

                          Percentage of
                          Coeur
 Mine/Company             Ownership     Percentage of Total Revenues in Year Ended December 31,
 ------------             ---------     -------------------------------------------------------
                                                1995              1996              1997
                                            ----------         ----------        ----------
 Rochester Mine             100%                57.0%              58.2%             38.5%
 Golden Cross Mine           80                 33.4               25.6              22.5
 El Bronce Mine(1)          100                  0.3                2.8              10.7
 Fachinal Mine(2)           100                    -                -                 9.3
 Silver Valley               50                    -                2.2 (3)           5.4
 Gasgoyne(4)                 50                    -                0.9               5.4
 Other                        -                  9.3               10.3               8.2
                                                -----             -----              -----
                                                100%              100%               100%
                                                =====             =====              =====

(1) The reported percentages of total revenues reflect the fact that Coeur's interest in the revenue of the mine was 51% until September 1996, when it acquired a 100% ownership interest. Therefore, prior to September 1996, the Company's share of net profits was reported as other income.

(2) The Fachinal Mine commenced pre-production activities in late October 1995 and was accounted for as a development stage property until December 31, 1996 (i.e., operating costs were capitalized net of revenues from pre-commercial production). Commencing January 1, 1997, the mine was accounted for as an operating property for financial reporting purposes.

(3) The Company's interest in Silver Valley accounted for approximately 3.0 % of total revenues for the approximately eight months subsequent to its start-up by the Silver Valley Resources in May 1996.

(4) The Company's interest in Gasgoyne accounted for approximately 1.2% of total revenues for the approximately six months subsequent to its acquisition by the Company in May 1996. The reported percentages reflect the fact that Coeur's interest in Gasgoyne revenue was 35% from May 1996 to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company's interest in Gasgoyne was reported in accordance with the equity method prior to May 1, 1997; therefore, revenues, net of expenses are reported as other income for that period.

DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

"Dore"              -     A bullion  produced by  smelting,  containing  gold,
                          silver and minor amounts of impurities.

"Gold" - An alloy with minimum fineness of 999 parts per 1000 parts pure gold.

"Heap-Leaching
 Process"           -     Heap  leaching is a process of  extracting  gold and
                          silver by placing broken ore on an  impermeable  pad
                          and  applying  a  dilute   cyanide   solution   that
                          dissolves a portion of the contained gold, which is then recovered in metallurgical processes.

"Mineralized
 Material"          -     A  mineralized   underground  body  which  has  been
                          intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. Such material does not qualify as an "ore reserve" until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

"Ore
 Reserve"           -     That  part  of a  mineral  deposit  which  could  be
                          economically and legally extracted or produced at the time of the reserve determination.

"Probable
 Reserves"          -     Ore  reserves  for which  quantity  and grade and/or
                          quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

"Proven
 Reserves"          -     Ore reserves for which (a) quantity is computed from
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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

      This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (ii) changes in the market prices of gold and silver, (iii) the uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (iv) the uncertainties inherent in the estimation of gold and silver ore reserves, (v) changes that could result from the Company's future acquisition of new mining properties or businesses, (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries.

ROCHESTER MINE

      The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open-pit methods. The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 9,370 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester"). Asarco, Inc., the prior lessee, has a net smelter royalty interest which varies up to 5% when the market price of silver equals or exceeds $18.07 per ounce.

      Based on the ore reserve-review report, dated February 1998, of Independent Mining Consultants, Inc. ("IMC"), and accounting for production through December 31, 1997, mineable, proven/probable ore reserves at the Rochester Mine, as of January 1, 1998, totalled approximately 66.264 million tons averaging 1.120 ounces per ton silver and 0.009 ounces per ton gold. The reserve estimate is based on a 0.75 ounce per ton silver-equivalent cutoff grade and silver and gold prices of $6.50 and $350.00, respectively. The average grades do not reflect losses in the recovery process. The amount of proven and probable reserves will vary depending on the price of silver and gold. In addition, 10.752 million tons of mineralized material averaging 0.007 ounces per ton gold and 1.10 ounces per ton silver have been identified.

      Based upon its experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 90% for gold. The leach cycle at the Rochester Mine requires approximately five years from the point ore is mined until all recoverable metal is recovered. As shown in the preceding table, the average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. Furthermore, the actual strip ratio may vary significantly from year-to-year during the remaining life of the mine. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, projected operating costs, the levels of silver and gold prices, and other uncertainties inherent in any mining and processing operation.

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

                                           Year Ended December 31,
                 ----------------------------------------------------------------------------
                    1993             1994             1995             1996            1997
                 ---------        ---------        ---------        ---------        --------
Ore processed
 (tons)          7,247,553        7,759,637        8,243,609        8,127,691        8,738,471
Silver (ounces)  5,943,894        5,937,770        6,481,825        6,251,180        6,690,704
Gold (ounces)       66,412           56,886           59,307           74,293          90,019

      The  following  table  sets forth the costs of  production  per ounce of silver and gold on a silver equivalent basis during the periods indicated at the Rochester Mine. Cash costs include mining, processing and direct administration costs, financing costs, royalties and refining costs. To obtain the silver equivalent, each ounce of gold produced is multiplied by the same ratio as the then current ratio of the price of gold to the price of silver. This silver equivalent gold production is then added to actual silver production to determine total silver equivalent production.

                                                     Year Ended December 31,
                          ---------------------------------------------------------------------------
                            1993              1994             1995             1996             1997
                          --------          --------         ---------        ---------        --------
Cash costs per ounce....  $  3.62           $  3.65          $  3.79          $  3.71          $  4.36
Depreciation, depletion
   and amortization
   per ounce............      .54               .59              .61              .54              .67
                          --------          --------         --------         --------         --------
Total costs per ounce...  $  4.16           $  4.24          $  4.40          $  4.25          $  5.03
                          ========          ========         ========         ========         ========


      In 1994, the Company completed construction of a new ore conveyor system. In addition, the waste-to-ore strip ratio declined in 1996 while the silver equivalent grade of the ore mined increased. Those three factors beneficially impacted 1996 operations. The increase in unit costs for 1997 is a result of a decrease in the mine's strip ratio in 1997 compared with 1996. As a result, a portion of 1996's mining costs were capitalized in that year and subsequently amortized in 1997.

      The Company's capital expenditures at the Rochester Mine totaled approximately $1.2 million in 1997. The Company plans approximately $6.2 million of capital expenditures at the mine during 1998 of which approximately $5.85 million will be used to reacquire the existing processing facility which is subject to a sale-leaseback agreement entered into in 1986.

INTEREST IN SILVER VALLEY RESOURCES CORPORATION - THE COEUR D'ALENE MINING DISTRICT

      Silver Valley Resources Corporation ("Silver Valley") owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. In July 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and ASARCO Inc. ("ASARCO") transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose, as a result of which Coeur and ASARCO each now own 50% of Silver Valley. During 1995, Silver Valley conducted an underground development program that increased ore reserves at the Galena Mine. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines. Underground development and exploration activities continued during 1996 and 1997.

      Silver Valley recommenced operations at the Coeur mine in June 1996 and plans to continue mining existing reserves there through the second quarter of 1998. Exploration at the Coeur mine is ongoing in an effort to increase silver reserves and extend the mine's life beyond 1998. Silver Valley resumed production at the Galena Mine in May 1997.

      During 1996 and 1997, Silver Valley entered into agreements with Sterling Mining Company, Placer Creek Mining Company, Silver Buckle Mines, Inc. and American Silver Mining Company pursuant to which Silver Valley obtained operating control of contiguous properties near the Coeur and Galena Mines in the Coeur d'Alene Mining District in exchange for net profit royalty interests. Silver Valley silver reserves attributable to Coeur's 50% ownership interest have been expanded, increasing 32% in 1995, 22% in 1996 and 13% in 1997. Rehabilitation of the mine shaft at the Caladay project is nearing completion and Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at contiguous properties in the Coeur d'Alene Mining District with a view toward the expansion of silver reserves there.

      The Board of Directors of Silver Valley consists of six directors, three of whom, including the Chairman of the Board, are appointed by Asarco and three of whom, including the President, are appointed by Coeur. Pursuant to a Shareholders' Agreement between the parties, certain specified corporate actions requires a majority vote. If the voting results in a tie at any Board Meeting, the Chairman of the Board of Silver Valley, who also is the Chairman of the Board of Asarco, will decide the issue. Certain other specified corporation actions require unanimous approval of the directors. The President of Coeur also is the President of Silver Valley and serves on its Executive Committee. Certain other officers of Silver Valley are officers of Coeur or Asarco, which companies may provide management and other services to Silver Valley upon the request of its Board of Directors. A summary of the properties owned by Silver Valley is set forth below.

      GALENA MINE

      The Galena Mine property consists of approximately 1,100 acres lying immediately west of the City of Wallace, Shoshone County, Idaho adjoining the Coeur Mine's eastern boundary. The property consists of 52 patented mining claims and 25 unpatented mining claims. The Galena Mine is primarily an underground silver-copper mine ,and is served by two vertical shafts.

      On July 26, 1992, Asarco, which was the Galena Mine operator, suspended operations at the Galena Mine due to then prevailing silver prices ($4.31 per ounce average for the month of July 1992) and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production at the Galena Mine in May 1997.

      Based on the ore-reserve estimate of Silver Valley, dated January 1998, proven and probable ore reserves as of January 1, 1998 at the Galena Mine totalled 1.705 million tons averaging 18.17 ounces per ton silver. Included in the previously quoted reserves are 327,000 tons of ore containing 11.34% lead and 1,517,200 tons of ore containing .57% copper. The Silver Valley reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

      The reserve estimate has also identified an additional 784,000 tons of mineralized material which averages 8.33 ounces per ton silver. Included in the mineralized material are 264,000 tons containing 0.42% copper and 541,000 tons containing 5.74% lead.

      The following table sets forth information relating to total Galena Mine production:

                           Year Ended            Seven Months            Eight Months
                          December 31,          Ended July 30,        Ended December 31,
                             1991                   1992                    1997
                         ------------          --------------        ------------------
 Ore milled (tons).....     182,836                  91,617                80,012
 Silver (ounces).......   3,278,650               1,572,501             1,456,201
 Copper (pounds).......   1,993,649               1,064,085             1,070,954


      The Company's previous ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan on December 31, 1991, amounted to 50% through June 11, 1992, and 62.5% thereafter until such ownership was transferred to Silver Valley effective January 1, 1995. Coeur currently has a 50% interest in operating profits from Galena Mine operations by virtue of its 50% ownership of Silver Valley.

         The following table sets forth the costs of production per ounce of silver (net of credit for copper byproduct) at the Galena Mine. Cash costs include mining, processing, direct administration costs and smelter charges, but do not include financing costs, royalties and exploration costs.

                           Year Ended            Seven Months            Eight Months
                          December 31,          Ended July 30,        Ended December 31,
                             1991                   1992                    1997
                         ------------          --------------        ------------------
Cash costs per
ounce ................    $3.94                   $4.23                 $4.74

Depreciation,
 depletion and
 amortization per
 ounce................                                                  $1.24
                          -----                   -----                 -----
                          $3.94                   $4.23                 $5.98
                          =====                   =====                 =====


      Activities at the Galena Mine during 1997 revealed a previously undiscovered vein known as the 123 Vein. The vein has been intersected by both drilling and underground workings on three levels over a vertical depth of 900 feet and along a maximum horizontal length of up to 230 feet. Approximately 112,000 tons of proven and probable reserves containing 22.55 ounces per ton of silver and .83% copper were added to the 1998 reserve base.

      Total capital expenditures by Silver Valley at the Galena Mine in 1997 approximated $3.7 million. Such expenditures were used to provide additional mine development and miscellaneous equipment. Silver Valley plans approximately $3.6 million of mine development and equipment expenditures at the Galena Mine during 1998.

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

      The following table sets forth information, for the periods indicated, relating to total Coeur Mine production:

                       Year Ended       Three Months          Six Months         Year Ended
                       December 31,    Ended March 31,          Ended            December 31,
                          1990              1991           December 31, 1996         1997
                       ---------        ------------       -----------------     --------------
Ore milled (tons)...     147,883             37,165             78,067             110,579
Silver (ounces).....   2,113,341            379,856          1,666,534           1,978,513
Copper (pounds).....   1,843,638            336,865          1,407,771           1,621,345


      The Company's ownership interest in the above production, giving retroactive effect to Coeur's acquisition of Callahan's 5% interest on December 31, 1991, amounted to 45% prior to November 30, 1990 and 50% thereafter.

      The following table sets forth the costs of production per ounce of silver (net of credit for copper by product) at the Coeur Mine. Cash costs include mining, processing, direct administration costs and smelter charges but do not include financing costs, royalties and exploration costs.

                       Year Ended       Three Months          Six Months         Year Ended
                       December 31,    Ended March 31,          Ended            December 31,
                          1990              1991           December 31, 1996         1997
                       ---------        ------------       -----------------     --------------
Cash costs per ounce..  $4.68              $5.38              $3.18               $3.00
 .
Depreciation,
depletion
 and amortization
 per ounce............                                          .79                 .95
                        $4.68              $5.38              $3.97               $3.95
                        =====              =====              =====               =====


      Based on a Silver Valley Resources ore reserve report dated January 1998, estimated proven and probable ore reserves as of January 1, 1998 at the Coeur Mine totaled 228,000 tons averaging 15.31 ounces per ton silver and 0.73% copper. The ore reserve estimate is based on a minimum mining width of
4.5 to 5.0 feet with a minimum dilution of 1.0 foot along each margin of the vein. An additional 161,000 tons of mineralized material which averages 14.46 ounces per ton silver and 0.66% copper has also been identified.

      CALADAY PROPERTY

      The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic structures which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities may be used to benefit the Galena Mine operations.

FACHINAL MINE

      In January 1990, the Company acquired through its wholly-owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver property. As discussed below, the Company completed the construction of the Fachinal Mine on schedule and under budget in October 1995 when initial mining operations commenced.

      The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is known to include multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the Fachinal property as well as the necessary surface rights to permit mining there.

      Construction of new mining facilities, which included both underground and open pit operations, was completed on schedule in October 1995 with an estimated 1,600 tons per day of throughput. The milling facility uses conventional crush/grind/flotation methods to produce a gold/silver concentrate, which is then shipped to off-site smelters for processing. The total project construction cost was approximately $41.4 million, which was less than the originally budgeted $41.8 million. Initial production began in October 1995 at the Fachinal Mine, which is one of the southernmost mining operations in the world, employing approximately 250 workers. As of December 31, 1996, the Company had expended a total of $83.5 million (including capitalized interest of $12.1 million) in connection with the development of the Fachinal Mine.

      Following its opening during 1996 and 1997, unexpected operational problems and lower than anticipated ore grade in the open pit resulted in decreased ore reserves and higher than expected cash costs of production that exceeded current market prices. Production from higher-grade underground mining at a second underground mining operation commenced in July 1996 and the property was classified as an operating property for financial reporting purposes on January 1, 1997. Production from the higher-grade underground operations has been increased to compensate for the lower open pit ore grades. Furthermore, with respect to the open pit, an improved ore reserve mine model, an increase in the pit slope to decrease waste tons mined and a reduction in manpower have contributed to operational efficiencies. With respect to the underground mining, an improved mine plan, a manpower reduction, improved ventilation and drainage, improved safety program and improvements in contractor performance have favorably effected production and cost performance. The amount of tonnage processed at the mill has been increased without a decrease in metal recovery and equipment has been added in the floatation plant to further improve metal recovery. While these actions have favorably impacted the Fachinal Mine's operating performance, the cash costs of production continue to exceed the current spot market price of gold. The Company intends to continue its implementation of operating improvements and to identify and implement additional cost-reduction steps in 1998. Additional reserves must be found in order to achieve the economic criteria upon which the decision to construct the mine was based. Such economic criteria contemplated a mine plan that would provide (i) average silver and gold grades of 3.54 and .077 ounces per ton, respectively; (ii) silver and gold metallurgical recovery of 89% and 93%, respectively; and (iii) cash operating costs of $21.65 per metric tonne. For the year ended December 31, 1997, silver and gold ore grades averaged 4.183 ounces per ton and .057 ounces per ton, respectively; silver and gold metallurgical recoveries averaged 90% and 90%, respectively, and cash operating costs averaged $40.42 per ton.

      The following table sets forth Fachinal Mine production data for the period from October 19, 1995, on which date initial production activities commenced, through December 31, 1995, and the years ended December 31, 1996 and 1997.

                             October 19, 1995
                                  through                 Year Ended December 31,
                             December 31, 1995         1996                  1997
                             -----------------         ----                  ----
Ore milled (tons).......          96,212                 591,074               592,976
Gold (ounces)...........           3,586                  25,064                30,601
Silver (ounces).........         334,816               2,154,347             2,243,761


      The following table sets forth the costs of production per ounce of gold during 1997 at the Fachinal Mine. Cash costs include mining, processing and direct administration costs, royalties, smelting and refining. Because the Fachinal Mine had not yet reached commercial production levels prior to January 1, 1997, results of the mine's operations were accounted for as a development stage property (i.e., costs net of pre-production revenues were capitalized). The property was classified as an operating property for financial reporting purposes on January 1, 1997.

                                                                  Year Ended
                                                               December 31, 1997
                                                               -----------------
         Total cash cost per ounce...................                $339.46
         Depreciation, depletion and
          amortization per ounce.....................                $172.86
                                                                     -------
         Total cost per ounce                                        $512.32
                                                                     =======


      Economic, precious metals bearing mineralization at the Fachinal Mine occur in an extensive epithermal, quartz-veins system hosted in Jurassic volcanic rocks. Based on ore reserve review reports dated January 1998, by Micon International Limited and NCL Ingenieria and Construccion, S.A., the total remaining, mineable, open-pit and underground proven and probable reserves as of January 1, 1998 at the Fachinal Mine were approximately 2.051 million tons averaging 0.093 ounces per ton gold and 3.51 ounces per ton silver. The Fachinal Mine's open-pit reserve base, which includes the NCL reserve estimate for the OO and NE pits, totals 1.208 million tons averaging
0.062 ounces per ton gold and 2.24 ounces per ton silver. The estimate is based on an internal cutoff grade of 0.041 to 0.088 ounces per ton equivalent gold. The underground reserve which totals 844,000 tons at 0.139 ounces per ton gold and 5.33 ounces per ton silver is based on internal cutoff grades ranging from 0.102 to 0.146 ounces per ton equivalent gold. Both reserve estimates are based on gold and silver prices of $373 per ounce and $5.59 per ounce, respectively. Average grades reflect extractive dilution, but not losses during the recovery process. The Company estimates, based upon thorough metallurgical testing and initial operating experience, recovery rates between 88% - 91% for gold and 85% - 91% for silver. The open-pit reserve estimate has also identified 1.642 million tons of mineralized material, averaging 0.06 ounces per ton gold and 1.64 ounces per ton silver. The underground resource estimate has identified an additional .887 million tons of mineralized material averaging 0.09 ounces per ton gold and 5.09 ounces per ton silver. Numerous other attractive exploration targets with known precious-metals mineralization remain to be evaluated.

      Total capital expenditures by the Company at the Fachinal Mine in 1997 approximated $3.7 million. Such expenditures were used to expand mine development and purchase miscellaneous equipment. The Company plans approximately $4.9 million of capital expenditures at the Fachinal Mine during 1998 on mine development and miscellaneous capital equipment.

      Drilling is underway at the Fachinal Mine's underground and open pit mines in an effort to increase the existing reserve base. In addition, developmental activities are being conducted at the Furioso property, located approximately 40 miles southwest of the Fachinal Mine, where the Company has estimated additional high grade gold reserves. An internal feasibility study is being conducted by the Company to determine if Furioso ore reserves may be processed at existing Fachinal Mine facilities. The Company has an option to purchase 100% of the Furioso property at a price of $2.0 million on or prior to June 30, 1999. No assurance can be given that the Company will exercise that option. Emphasis is being directed at increasing underground higher grade reserves to replace lower-grade open pit reserves in the production mix.

Reference also is made to "Exploratory Mining Properties" below for additional information relating to exploratory activities in the Fachinal Mine area.

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

EL BRONCE MINE

      The El Bronce Mine is an underground, gold-silver mine located on approximately 34,000 acres in the Andean foothills approximately 90 miles north of Santiago, Chile. In July 1994, the Company entered into an agreement with Compania Minera El Bronce de Petorca, a Chilean corporation ("CMEB"), pursuant to which the Company acquired operating control and a 51% interest in any operating profits and an option exercisable through July 1997 to also purchase from CMEB a 51% equity interest in Compania Minera CDE El Bronce, a Chilean corporation ("CDE El Bronce") that owns the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to purchase 51% of the shares of CDE El Bronce and also purchased the remaining 49% of the shares of CDE El Bronce from CMEB, as a result of which Coeur increased its ownership interest of CDE El Bronce to 100%. The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property have been granted by the private owners. Ore is produced from an extensive, precious-metals bearing, epithermal, quartz-vein system hosted in Cretaceous volcanic rocks. Coeur has expended a total of $30.6 million in connection with its original acquisition of operating control of the El Bronce Mine, exercise of the option to acquire 51% ownership of CDE El Bronce and acquisition of the remaining 49% of the shares of CDE El Bronce. In addition, Coeur's obligation to pay CMEB a 3% net smelter return royalty, payable quarterly, commenced on January 1, 1997.

      Based on a resource report for five major veins dated January 1998 by NCL Ingenieria and Construccion, S.A. and a reserve report prepared by CDE El Bronce, proven and probable ore reserves as of January 1, 1998 at the El Bronce Mine totalled .862 million tons averaging 0.220 ounces per ton gold. An additional 1.598 million tons of mineralized material, averaging 0.280 ounce per ton gold, has been identified. The reserve is based on an internal cutoff of 0.088 ounces per ton gold. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 92% for gold and 84% for silver. The mineralized system remains geologically open both vertically and horizontally.

      The following table sets forth El Bronce Mine production data subsequent to its acquisition by Coeur on October 3, 1994. As stated above, prior to September 4, 1996, the Company had a 51% interest in any operating profits from the mine. The Company's 5l% interest in the mine's operating profits from October 3, 1994 through December 31, 1994 amounted to $1,023,537 and for the year ended December 31, 1995 amounted to $763,166. Subsequent to September 4, 1996, the Company has had a 100% interest in any operating profits from the mine. Giving effect to the Company's 51% interest through September 4, 1996 and its 100% interest thereafter, the Company received operating profits from the mine of $522,151 in 1996 and recorded an operating loss of $5.6 million in 1997. The following data sets forth 100% of the mine's production.

                       Three Months                      Year Ended December 31,
                          Ended         ---------------------------------------------------------
                    December 31, 1994          1995                1996                1997
                    -----------------   -----------------   -----------------   -----------------
Ore milled (tons)...    56,761             286,512             339,509              343,296
Gold (ounces).......     9,712              43,204              52,917               48,181
Silver (ounces).....    39,605             142,229             112,633              100,626

      The following table sets forth the costs of production per ounce of gold during the periods set forth below at the El Bronce Mine. Cash costs include mining, processing and direct administration costs, royalties, and smelting and refining.

                       Three Months                      Year Ended December 31,
                          Ended         ---------------------------------------------------------
                    December 31, 1994          1995                1996                1997
                    -----------------   -----------------   -----------------   -----------------
Total cash
  costs per ounce...   $205.65             $330.37             $296.05              $348.24
Depreciation,
  depletion and
  amortization
  per ounce.........     20.40               20.51               41.01                53.69
                       -------             -------             -------              -------
Total cost per ounce   $226.05             $350.88             $337.06              $401.93
                       =======             =======             =======              =======

      The increase in cash costs of production in 1997 was primarily caused by near drought conditions occurring in the first quarter of 1997, heavy rain fall occurring in the second quarter of 1997 and a two-week closure of the mine in August 1997 resulting from heavy rains and flooding. Those circumstances contributed to increases in cash costs of production to levels in excess of current market prices.

      Ongoing exploration efforts are being conducted to identify, and, if successful, develop wider veins in order to increase reserves as well as to lower costs of production. In addition, cash costs of production in 1997 increased primarily because of lower ore grades due to narrow veins in the area mined which were further complicated by ground support problems. The Company expended approximately $3.0 million for developmental activities in 1997 and plans to expend approximately $3.8 million for developmental activities in 1998. During 1998, the Company plans to spend $1.0 million to modify the metallurgical process at the mine to enable it to produce a dore' rather than a concentrate. This process is expected to reduce per ounce operating costs by $25 - $30 per ounce.

      In February 1997, Coeur acquired an option to purchase the Boton de Oro operating gold mine adjacent to the El Bronce Mine, from which ore is purchased and being processed through Coeur's mill. In addition, Coeur anticipates additional underground exploration of mineralization believed to be similar to El Bronce's vein systems. A feasibility study was prepared to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. The option agreement, as amended in early February 1998, entitles Coeur to purchase 100% of Boton de Oro on or prior to June 1998 at a price of $2.5 million. In addition, the agreement required Coeur to spend $500,000 to conduct exploratory activities on the property. No decision has been made to exercise the option.

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

      The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. Based on an ore reserve endorsement dated February 1997 by Steffen, Robertson & Kirsten, independent mining consultants, Kensington proven and probable ore reserves as of January 1, 1998 are estimated at 13.893 million tons at a grade of 0.136 ounces per ton gold, containing 1.896 million gold ounces. The reserve estimate is based on an average life-of-mine breakeven price of $410 per ounce of gold. The reserve estimate reflects the effects of extractive dilution during the mining process, but not losses during the recovery process. An additional 9.050 million tons of mineralized material averaging 0.120 ounces per ton gold has been identified. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. Based upon metallurgical testing work, and with the conversion to off-site processing of flotation concentrates in lieu of on-site cyanidation, overall metallurgical recovery at Kensington improves to 95%, with 2.3% additional losses incurred during final treatment off-site.

      During 1997, activities at Kensington continued to be directed toward completing the permitting process, project optimization studies and feasibility study updates. The current mine optimization study is intended to reduce the project's capital and operating costs, and a proposed developmental drilling program is designed to increase the current 1.9 million ounce gold reserve. As of December 31, 1997, the Company had invested a total of $122.5 million (including capitalized interest of $26.6 million) in the Kensington property.

      The Company's capital expenditures at the Kensington Property totaled approximately $9.1 million (excluding capitalized interest) in 1997. Such capital expenditures were used to continue the permitting and optimization activities. The Company plans approximately $9.7 million (excluding capitalized interest) of capital expenditures at the mine during 1998 which are planned to be used to complete the permitting, optimization activities, and mine development.

      Coeur does not intend to develop the Kensington Property unless the optimization study and developmental program demonstrate the results required to make Kensington an economically attractive project. Based on the current mine design, Kensington requires an average realized price of $400 per ounce of gold over the life of the project, whether achieved through spot sales or forward sales contracts, in order to generate the necessary return on investment. The Company expects to lower the required threshold price necessary to develop the project based upon the preliminary results of the optimization study.

      The major permits necessary for the construction and operation of the facility are U.S. Forest Service ("USFS") approval of the Plan of Operations, Army Corps of Engineers Section 404 permit for dry tailings facility construction, an EPA National Pollution Discharge Elimination System ("NPDES") permit for the discharge of waste water and the City and Borough of Juneau ("CBJ")Large Mine Permit. Final permitting of the Kensington gold project is nearing completion. The Final Supplemental Environmental Impact Statement has been issued by the USFS, which is in the process of reviewing the Plan of Operations for the mine. The CBJ has issued its Large Mine Permit. The State of Alaska adopted a regulation which provides a site specific water quality standard for the discharge of total dissolved solids, and has certified EPA's NPDES permit. It is expected that EPA will issue its final NPDES permit within the next few weeks. The Army Corps of Engineers has issued its section 404 permit, which is undergoing review by the State of Alaska for consistency with Alaska regulatory requirements, after which the Corps' permit will be issued in final form.

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

      The Company owns 100% of the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims.

INTERESTS IN GASGOYNE GOLD MINES NL

      In May 1996, Coeur acquired approximately 35% of the outstanding shares of capital stock of Gasgoyne, an Australian gold mining company, in exchange for a total of 1,419,832 shares of Coeur common stock and cash totaling approximately $15.4 million. Sons of Gwalia Limited, an Australian gold mining company, ("Sons of Gwalia") conducted a competing offer for outstanding
Gasgoyne shares in connection with which it acquired approximately 61% of Gasgoyne's outstanding shares. As a result of a selective reduction of capital effected by Gasgoyne in February 1997 by purchasing its publicly held shares from the shareholders other than Coeur and Sons of Gwalia, Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. In May 1997, Coeur acquired an additional 7,820,907 shares of Gasgoyne, constituting approximately 14% of the outstanding shares of Gasgoyne, from Sons of Gwalia for US$14.9 million, as a result of which Coeur's ownership interest in Gasgoyne was increased to 50% of the outstanding shares.

      Gasgoyne is principally engaged in the exploration, development and ownership of gold properties located in Western Australia. Headquartered in Perth, Australia, Gasgoyne's principal asset is its 50% interest in the Yilgarn Star Gold Mine in Marvel Loch, located approximately 220 miles east of Perth, which started production in 1991. Gasgoyne also has a 45% interest in the Awak Mas Gold Project ("Awak Mas") in Indonesia. Gasgoyne sold its interest in Awak Mas in January 1998 for consideration of US$14.9 million cash, 10 million shares of Lone Star Exploration NL and a royalty of $2 per ounce of gold after 2 million ounces have been produced.

      During the quarter ended June 30, 1996, Coeur began reporting its share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of other income and interest and amounted to approximately $907,000 for the eight months ended December 31, 1996. As a result of entering into various agreements in May 1997 with Sons of Gwalia and Gasgoyne in connection with the increase of Coeur's ownership interest in Gasgoyne to 50%, Coeur began accounting for its interest in Gasgoyne utilizing the proportionate consolidation method.

      The following table sets forth information relating to total Yilgarn Star Gold Mine production during the period from May 1, 1996 to December 31, 1996, and during the year ended December 31, 1997. Coeur had a 17.5% interest in such production (i.e., 35% of one-half) for the approximately seven months subsequent to the acquisition of its interest in Gasgoyne in May 1996, and a 25% interest (i.e., 50% of one-half) after May 1997:

                                  Eight Months Ended                          Year Ended
                                   December 31, 1996                       December 31, 1997
                                  ------------------                       -----------------
Ore milled (tons).....             587,582                                 1,502,111
Gold (ounces).........              85,591                                   174,848

      The following table sets forth the costs of production per ounce of gold during the years ended December 31, 1996 and 1997. Cash costs include mining, processing and direct administration costs, royalties and exploration expenses.


                                                 Year Ended December 31,
                                                 -----------------------
                                           1996                          1997
                                           ----                          ----
Cash costs per ounce................       $ 217.91                      $ 255.11
Depreciation, depletion and
 amortization per ounce.............          99.39                        161.35
                                           --------                      --------
                                           $ 317.30                      $ 416.46
                                           ========                      ========


      The Yilgarn Star Gold Mine operated as an open pit surface mine from 1991 through September 1995 and an underground mine commenced operations there on a limited basis in October 1995. The increase in per ounce costs in 1997 compared to 1996 relate to the planned transition of mining at the Yilgarn Star Mine from an open-pit operation to an underground operation and mining of the uppermost portion of the underground mine which temporarily resulted in a lower grade of ore being delivered to the mill.

      Yilgarn Star proven and probable reserves as of January 1, 1998 estimated by Gasgoyne Gold Mines totalled 5.858 million tons averaging 0.136 ounces per ton gold, or a total of 796,000 ounces of gold. An additional 2.302 million tons of mineralized material has been identified at a grade of 0.21 ounces gold per ton.

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

      The Golden Cross Mining License covers an area of approximately 961 acres of which 274 acres are occupied by the current Golden Cross Mine operation. The mine property includes open-pit and underground mine facilities, process plant, tailings pond, water treatment plant and mine offices which are all accessible by road from the town of Waihi. Construction of the Golden Cross Mine began in April 1990, and commercial production commenced in December 1991. Open pit mining operations were discontinued in December 1997 and limited mining of underground ores will continue until April 1998, at which time all mining operations will cease.

      As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company announced on July 10, 1996 a $53 million write-down of its interest in the Golden Cross Mine and the nearby Waihi East property, which included accrual of the then estimated future closure and remediation costs and a writedown of the carrying value of the Company's 80% interest in the property. In the last quarter of 1996, it appeared that the interim slide remedial measures were successful in stabilizing the extent of the ground movement and the New Zealand Regulatory Authorities approved the Company's application to permit the raising of the Golden Cross Mine tailings impoundment crest. As a result of the completion of the crest raising in early 1997, the Company was able to implement a previously planned mill optimization and to continue to operate the mine through the end of 1997. Although the deep-seated ground movement below the Golden Cross Mine tailings impoundment that necessitated the Company's 1996 write-down appeared to stabilize in late 1996 and during 1997, limited tailings disposal capacity required that open pit mining activities at the mine be discontinued in December 1997. Limited mining of underground ores will continue until April 1998, at which time all mining operations will cease.

      In the second quarter of 1997, the Company received its 80% share of a $10 million insurance recovery relating to business interruption and property damage at the mine. Since the recovery was not assured at the time of the original writedown, it was not accrued as part of that writedown; therefore, the $8 million of insurance proceeds were recorded as other income in 1997. During 1997, the Company expended approximately $4.5 million in connection with additional remediation activities at the mine and expects that additional remediation costs at the mine during 1998 will approximate $1.4 million. In addition, the Company estimates that the costs, net of salvage revenues, to be incurred in 1998 in connection with the closure of the mine will approximate $4.0 million.

      The following table sets forth Golden Cross Mine production data attributable to Coeur's 80% interest in the mine:

                        Eight Months                      Year Ended December 31,
                           Ended         ------------------------------------------------------
                     December 31, 1993      1994           1995            1996          1997
                     -----------------   ----------     -----------     ---------     ---------
Ore milled (tons)...     492,617          727,427        731,453         827,642       833,836
Gold (ounces).......      56,898           67,400         83,058          64,365        83,110
Silver (ounces).....     175,325          222,246        286,216         205,070       271,776

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

                        Eight Months                      Year Ended December 31,
                           Ended         ------------------------------------------------------
                     December 31, 1993      1994           1995            1996          1997
                     -----------------   ----------     -----------     ---------     ---------
Total cash
  costs per ounce...    $220.26          $276.96        $232.74         $369.56       $245.34
Depreciation,
  depletion and
  amortization
  per ounce ........     116.40           111.53          81.08           38.22         44.13
                        -------          -------        -------         -------       -------
Total cost per ounce    $336.66          $388.49        $313.82         $407.78       $289.47
                        =======          =======        =======         =======       =======

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

                                                      Year Ended December 31,
                    ---------------------------------------------------------------------------------------------
                           1994                    1995                      1996                    1997
                    -------------------     -------------------     -------------------      --------------------
                      High        Low         High        Low         High        Low          High        Low
                    -------     -------     -------     -------     --------    -------      --------    --------
Silver              $  5.76     $  4.63     $  6.01     $  4.36      $  5.79    $  4.67      $  6.21     $  4.21
Gold                $396.25     $369.65     $395.55     $372.40      $414.80    $367.40      $366.55     $283.00

 MARKETING

      Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy used to mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. At December 31, 1997, the Company was not a party to any forward sale or purchase contracts other than through Silver Valley Resources and Gasgoyne. At December 31, 1997, Silver Valley Resources had purchased contracts in the open market requiring it to purchase 500,000 ounces of silver attributable to Coeur's interest in Silver Valley Resources at an average cost of $5.70 per ounce. The Company marks these contracts to market and, accordingly, records any gain or loss on these contracts on a monthly basis. As of December 31, 1997, Gasgoyne had sold forward 175,000 ounces of gold attributable to Coeur's interest in the Yilgarn

Star Mine at an average minimum price of approximately A$601 per ounce (or approximately US$388 per ounce based on currency exchange rates on December 31, 1997).

      As of December 31, 1996, the Company had entered into forward contracts to deliver a total of 146,670 ounces of gold over a three-year period at an average price of $421.51 per ounce. In January 1997, those forward contract positions were closed, resulting in a net gain of approximately $5.3 million that was recorded in first quarter of 1997.

EXPLORATORY MINING PROPERTIES

      Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Guyana, Mexico and New Zealand.
Exploration expenses of approximately $4.9 million, $7.7 million and $8.7 million were incurred by the Company in connection with exploration activities in 1995, 1996 and 1997, respectively.

      Coeur is conducting extensive silver and gold exploratory activities at or adjacent to its existing mining properties. In particular, exploratory drilling is being conducted at the Rochester, Fachinal and El Bronce Mines and nearby properties.

      Silver Valley Resources is engaged in exploration projects at the Coeur and Galena Mines and adjacent Caladay project, including the leased Sterling Mining Company, Placer Creek Mining Company, Silver Buckle Mines, Inc. and American Silver Mining Company properties in the Coeur d'Alene Mining District in northern Idaho, which historically has been one of the largest silver producing regions in the world; and Gasgoyne is conducting exploratory activities in Western Australia.

      Coeur's most significant other exploration activities are being conducted in Guyana, Mexico and Chile. At the Groete Creek property, a low-grade gold, potential bulk volume mining property located near Georgetown, Guyana, Coeur has completed an internally generated resource calculation that estimates 76.9 million tons of mineralized material averaging 0.02 ounces of gold per ton based on a preliminary pit design using a 0.01 ounce per ton gold cutoff grade. Coeur has an option to purchase 75% of the mineral rights at Groete Creek on or prior to December 20, 1998 for $700,000. At the KM66 property in the state of Durango, Mexico, which has low-grade silver, bulk tonnage open pit mining potential, Coeur's continuing drilling program has indicated silver-zinc-lead mineralization. Coeur has internally estimated 5.3 million tons at 1.65 ounces per ton silver, 0.71% lead and 1.34% zinc at the KM 66 property. Coeur has an option to purchase 100% of the mineral rights at the KM 66 property on or before January 2000 for $4.0 million. Finally, Coeur has several other exploration projects located throughout Chile. The Company may elect to sell any of its exploration properties during 1998.

GOVERNMENT REGULATION

      GENERAL

      The Company's activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although such regulations have never required the Company to close any mine and the Company is not presently subject to any material regulatory proceedings related to such matters, the costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws, could have a materially adverse effect upon the Company.

      For the years ended December 31, 1996 and 1997, the Company expended $3.1 million and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $7.5 million for that purpose in 1998. The Company expended approximately $12.1 million and $4.5 million in connection with its ground movement remediation activities at the Golden Cross Mine in 1996 and 1997, respectively. In addition, since the inception of the project through December 31, 1997, the Company expended approximately $13.5 million on environmental and permitting activities at the Kensington Property and expects to spend approximately $1.7 million there for that purpose in 1998. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

      FEDERAL ENVIRONMENTAL LAWS

      Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste. The EPA plans to develop a program to regulate mining waste pursuant to its solid waste management authority under the Resource Conservation and Recovery Act ("RCRA"). Certain processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. The EPA is studying how mine wastes from extraction and benefication should be managed and regulated. If the Company's mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any owner or operator of a Superfund site since the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government's cleanup efforts. Additional regulations or requirements may also be imposed upon the Company's tailings and waste disposal in Idaho and Alaska under the Federal Clean Water Act ("CWA") and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada's, Idaho's and Alaska's air pollution statutes implementing the Clean Air Act.

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

      NATURAL RESOURCES LAWS

      The Company is subject to federal and state laws designed to protect natural resources. In March 1996, as discussed under Item 3 below, the United States government commenced a lawsuit against various defendants, including the Company, asserting claims under CERCLA and the CWA for alleged damages to federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

      PENDING MINING LEGISLATION

      Legislation is presently being considered in the U.S. Congress to change the Mining Law of 1872 (the "Mining Act") under which the Company holds mining claims on public lands. It is possible that the Mining Act will be amended or be replaced by more onerous legislation in the future. The legislation under consideration, as well as regulations under development by the Bureau of Land Management, contain new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. Among the bills under consideration are bills calling for an 8% gross royalty, a 2.5% or 5% net smelter return royalty or a 3.5% net proceeds royalty on the value of minerals mined on public lands, payable to the U.S. government. The Company believes that if and when any royalty is imposed, it will not be a gross royalty. A significant portion of Coeur's U.S. mining properties are on public lands. Any reform of the Mining Act or regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

MAINTENANCE OF CLAIMS

      At mining properties in the United States, including the Rochester, Kensington, Coeur, Galena and Caladay mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, in order to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $100 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law of 1872. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $3.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition.

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

EMPLOYEES

      At March 1, 1998, the Company employed a total of 949 full-time employees, of which 42 are located at the Company's executive offices in Coeur d'Alene, Idaho, 266 are employed at the Rochester Mine, 32 are employed at the Golden Cross Mine in New Zealand, 588 are employed at the Fachinal and El
Bronce Mines in Chile, and 21 are employed at the Kensington property in Alaska. The Company maintains labor agreements under country statutes in New Zealand at the Golden Cross Mine and in Chile at the Fachinal and El Bronce Mines. The Fachinal and El Bronce Mine labor agreements provide a base wage with bi-annual cost of living adjustments but no annual escalator, and have provisions for terms and conditions of work including vacations, holidays, education, and in the case of the Fachinal Mine, housing. The agreements also provide for health and pension benefits at the minimum country-mandated levels. The Fachinal Mine agreement also provides for hours of work and shifts to accommodate remote living conditions and provides a production bonus equal to 35% of base pay when production exceeds 1,500 tons per day. The agreements at the El Bronce and Fachinal Mines expire in 1998 and 1999, respectively. In the opinion of the Company, its labor relations have been satisfactory. The employees of Silver Valley Resources and Gasgoyne are employees of those companies.

ITEM 2.  PROPERTIES.

      Information regarding the Company's properties is set forth under Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS.

      On March 22, 1996, an action was filed in the United States District for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including Coeur, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and on March 27, 1997, filed a motion for summary judgment seeking dismissal of the Company from the action. In September 1997, the
Company filed a motion for summary judgement raising the statute of limitations. Both motions are pending decision. In March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study (RI/FS) at all or parts of the Basin, and thereby, apparently focus upon response costs rather than natural resource damages. At this stage of the proceeding, it is not possible to predict the ultimate outcome thereof.

      On July 15, 1996, Coeur filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to Coeur of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. Coeur's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by Coeur in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Coeur also filed an action in federal court for the District of Idaho on July 15, 1996 against Cyprus which makes the same allegations as the Idaho State complaint, but including violations of federal securities laws. The Company voluntarily dismissed that action in January 1998.

      On July 2, 1997 a suit was filed by a purchaser of the Company's Common Stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the law suit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997, an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them. On October 27, 1997, the Company, its auditors and the individual defendants filed with the Court motions to dismiss the amended complaint on the ground that it fails to state a valid claim. The motions were argued on January 8, 1998 and are pending decision by the court. No assurances can be given at this early stage of the action as to its ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information regarding the Company's current executive officers:

                                        Office with                   Appointed
 Name                     Age           the Company                   to Office
 -----                    ---          ---------------                 ---------
Dennis E. Wheeler         55           Chairman of the Board              1992
                                       President                          1980
                                       Chief Executive Officer            1986

James A. Sabala           43           Senior Vice President              1987
                                       Chief Financial Officer

Robert Martinez           51           Vice President - Operations        1997

William F. Boyd           59           Vice President -                   1990
                                       Corporate Counsel & Secretary

Paul B. Valenti           49           Vice President - Engineering       1997

Thomas T. Angelos         42           Vice President - Controller        1987

James K. Duff             53           Vice President - Business          1996
                                       Development

Robert T. Richins         50           Vice President                     1989
                                       Environmental Services and
                                       Governmental Affairs

Kevin L. Packard          37           Treasurer                          1996

Gary W. Banbury           45           Vice President - Human Resources   1998


      Messrs. Wheeler, Sabala, Boyd, Martinez, Angelos, Richins, Duff and Packard have been principally employed by the Company for more than the past five years. Prior to his appointment as Vice President - Operations, Mr. Martinez was Vice President-Engineering, Operational Services and South American Operations of the Company. Prior to his appointment to his current position in September 1997, Mr. Valenti was Vice President of Operations and Development for USMX, Inc. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. From June 1993 until his appointment to Vice President - Human Resources, Mr. Banbury held the position of Manager of Human Resources with the Company. Prior to June 1993, he held the position of Director of Human Resources with Northshore Mining Corporation, a division of Cyprus Minerals, Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS.

      The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                               High               Low
                                               ----               ---
        1996:       First Quarter            $25.1250           $18.3750
                    Second Quarter            22.2500            18.3750
                    Third Quarter             19.3750            13.7500
                    Fourth Quarter            16.3750            13.8750

        1997:       First Quarter            $18.2500           $13.8750
                    Second Quarter            16.0000            12.5000
                    Third Quarter             16.3125            12.6875
                    Fourth Quarter            16.2500             7.6250

      The Company paid per share cash distributions or dividends on its Common Stock of $.15 on each of April 19, 1996, April 21, 1995, April 15, 1994, and April 16, 1993. In March 1997, the Company announced the Board's decision not to pay a dividend on its Common Stock in April 1997. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

      At March 6, 1998, there were 7,378 record holders of the Company's outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------------
                                            1993            1994          1995            1996          1997 (7)
                                         ----------      ---------      ---------      ----------     ---------
                                                        (Thousands Except Per Share Information)
INCOME STATEMENT DATA:
Income:
   Sale of concentrates
    and dore'                             $ 67,990      $ 79,606        $ 89,239      $ 92,731         $139,037
   Less cost of mine operations             59,804        67,802          72,210      $ 83,283          141,873
                                          ---------     ---------       ---------     ---------        ---------
   Gross profits                             8,186       11,804           17,029         9,448           (2,836) (7)
   Other income                              5,388       12,587            9,504      $ 13,159         $ 20,945
                                          ---------     ---------       ---------     ---------        ---------
   Total income                             13,574       24,391           26,533        22,607           18,109

Other expenses                              31,548       29,392           27,591        23,946           32,434
Writedown of mining properties (4)                                                      54,415
                                          ---------     ---------       ---------     ---------        ---------
Total expenses                              31,548        29,392          27,591        78,361           32,434
                                          ---------     ---------       ---------     ---------        ---------

Net loss from continuing
  operations before income
  taxes                                    (17,974)       (5,001)         (1,058)      (55,754)         (14,325)
Provision (benefit) for
  income taxes                              (3,932)         (265)            200        (1,184)            (242)
                                          ---------     ---------       ---------     ---------        ---------
Net loss from continuing
  operations                               (14,042)       (4,736)         (1,258)      (54,570)         (14,083)
Income from discontinued
  operations(net of taxes)(1)                  752           793           2,412
                                          ---------     ---------       ---------     ---------        ---------
Income(loss) before cumulative
  effect of change in
  accounting method                        (13,290)       (3,943)          1,154       (54,570)         (14,083)
Cumulative effect of
  change in accounting
  method(2)                                  5,181
                                          ---------     ---------       ---------     ---------
Net income (loss)                         $ (8,109)     $ (3,943)       $  1,154      $(54,570)        $(14,083)
                                          =========     =========       =========     =========        =========

Net income(loss) attributable
  to Common Shareholders                  $ (8,109)     $ (3,943)       $  1,154      $(62,967)        $(24,614)
                                          =========     =========       =========     =========        =========

Basic and diluted earnings per share
  data(3):
  Net loss from continuing
    operations                            $   (.92)     $   (.31)       $   (.08)     $  (2.54)        $   (.64)
  Income from discontinued
  operations(net of taxes)                     .05           .05             .15           .00              .00
                                          ---------     ---------       ---------     ---------        ---------
  Net income (loss) before
  cumulative change in
  accounting  method                          (.87)         (.26)            .07         (2.54)            (.64)
  Cumulative effect of
  change in accounting method                  .34
                                          ---------     ---------       ---------     ---------        ---------
  Net income (loss)                       $   (.53)     $   (.26)       $    .07      $  (2.54)        $   (.64)
                                          =========     =========       =========     =========        =========

  Net loss from continuing
    operations                            $   (.92)     $   (.31)       $   (.08)     $  (2.93)        $  (1.12)
  Income from discontinued
    operations (net of taxes)                  .05           .05             .15
                                          ---------     ---------       ---------     ---------
  Income (loss) before
    cumulative change in
    accounting method                         (.87)         (.26)            .07         (2.93)           (1.12)
  Cumulative effect of change
    in accounting method                       .34
                                          ---------     ---------       ---------     ---------
  Net income (loss) attributable
  to Common Shareholders                  $   (.53)     $   (.26)       $    .07      $  (2.93)        $  (1.12)
                                          =========     =========       =========     =========        =========
Cash dividends paid per
  Common Share                            $    .15      $    .15        $    .15      $    .15
                                          =========     =========       =========     =========
Weighted average
  number of shares of
  Common Stock                              15,308        15,371          15,879        21,465           21,890
                                          =========     =========       =========     =========        =========

BALANCE SHEET DATA:
   Total Assets                           $325,249      $412,361        $445,646       $580,330        $661,422
   Working capital                         104,883       170,087         105,597        179,626         221,610
   Long-term liabilities                   133,241       234,009         184,789        202,566         300,872
   Shareholders' equity                    170,849       160,292         239,832        346,198         332,089

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

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see notes to the consolidated financial statements.

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

(5) Included in the results of operations for the year ended December 31, 1995 are (i) a gain of $4.4 million (included in other income) from the sale of gold and silver purchased in the open market which was in turn delivered pursuant to fixed price forward contracts during the year; and
      (ii) $2.4 million of income from discontinued operations (including the $2.2 million after-tax gain from the related sale of certain non-mining assets in May 1995) during the year.

(6) Included in the results of operations for 1997 are (i) the receipt of $8.0 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine and (ii) a gain of $5.3 million arising from the sale of gold purchased in the open market which was delivered pursuant to fixed price forward contracts in the first quarter of 1997.

(7) The gross loss from mining operations for 1997 amounted to approximately $2.8 million compared to a gross profit from mining operations for the prior year's comparable period of $9.4 million. The decrease primarily is attributable to (i) substantially lower silver and gold prices in 1997, during which period the average silver and gold prices were $4.89 and $331.10 pr ounce, respectively, compared to $5.18 and $387.70 per ounce, respectively, in 1996; (ii) the unprofitable operations of the El Bronce Mine and the fact that the Company increased its ownership of that mine from 50% to 100% in the third quarter of 1996, which resulted in a proportionate increase in the cost of mine operations during 1997; and (iii) the unprofitable operation at the Fachinal Mine and the fact that the Company classified that mine as an operating property for accounting purposes as of January 1, 1997, and therefore began recording cost of mine operation at that mine on that date. Of the approximately $58.6 million increase in the cost of mine operations in 1997 over the prior year's comparable period, approximately $19.6 million, or 33.4%, were non-cash expenses attributable to the 86.4% increase in depreciation, depletion and amortization expense recorded in the year ended December 31, 1997. Such increase in non-cash expenses primarily resulted from the Company's increased El Bronce interest and the fact that no such expenses were being recorded by Fachinal during 1996.

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

      The Company's currently operating mines are the Rochester Mine in Nevada, which it wholly owns and operates; the El Bronce Mine, a Chilean gold mine of which the Company acquired operating control in October 1994 and 100% ownership in September 1996; and the Fachinal Mine, a Chilean gold-silver mine wholly-owned by the Company at which initial production commenced in late October 1995 and which was classified as an operating property for financial reporting purposes on January 1, 1997. In April 1998, the Company will substantially discontinue mining operations at the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest.

      The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley, which owns and operates the Coeur Mine (where operations resumed in June 1996 and are expected to continue early 1998) and the Galena Mine (where operations resumed in May 1997) in the Coeur d'Alene Mining District of Idaho. In May 1997, the Company increased to 50% its ownership of Gasgoyne, which owns 50% of the Yilgarn Star Gold Mine in Australia.

        The Company's total production in 1997 was approximately 291,000 ounces of gold and 11.0 million ounces of silver, which was the highest in the Company's history. Coeur estimates that 1998 gold and silver production will approximate 219,000 ounces and 10.7 million ounces, respectively. Total estimated reserves at December 31, 1997 amounted to approximately 3.079 million ounces of gold and 99.140 million ounces of silver, compared to estimated gold and silver reserves at December 31, 1996 of approximately 3.396 million ounces and 109.045 million ounces, respectively.

      A production decision at the Kensington property, a wholly-owned developmental gold property in Alaska, is subject to the receipt of certain required permits and the completion of the optimization study and development programs under way demonstrating the economic viability of the project. Based on the current mine design, the project requires a realized price of gold through spot or forward sales of at least $400 per ounce. The market price of gold (London final) on March 6, 1998 was $294.90 per ounce. The Company is unable to control the timing of the issuance of the remaining required permits, which are expected to be issued in the first quarter of 1998. There can be no assurances that the Company will proceed to place the Kensington project into commercial production.

      The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.


                             RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

SALES AND GROSS PROFITS

      Sales of concentrates and dore' increased by $46,306,000, or 50%, for the year ended December 31, 1997 over the same period of 1996 and is primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mines. Those increases are primarily due to (i) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and (ii) the Company's increased ownership of the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996. During 1997, the Company produced a total of 11,024,225 ounces of silver and 290,962 ounces of gold compared to 9,520,009 ounces of silver and 214,130 ounces of gold in 1996.

      Silver and gold prices averaged $4.89 and $331.10 per ounce, respectively, in 1997 compared to $5.18 and $387.70 per ounce, respectively, in 1996. During 1997, the Company realized average silver and gold prices of $4.89 and $334.99, respectively, compared with realized average market prices of $5.18 and $397.80, respectively, in 1996.

      The cost of mine operations in 1997 increased by $58,590,000, or 70%, over 1996. The increase is primarily attributable to the fact that i) the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing late in the third quarter of 1996, which resulted in a proportionate increase in the cost of mine operations during the year ended December 31, 1997; and ii) the Company classified the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and began recording cost of mine operations at the Fachinal Mine on that date. Of the approximately $58.6 million increase in the cost of mine operations, $19.6 million, or 33.4%, were noncash expenses attributable to the 86.4% increase in depreciation, depletion and amortization expense recorded in the year ended December 31, 1997 over the prior year. The increase in these noncash expenses primarily resulted from the Company's increased El Bronce ownership interest and the fact that no such expenses were being recorded by Fachinal during 1996.

      In 1997, based upon operating experience and metallurgical testing at the Rochester property, the Company determined that the metallurgical recovery rates were underestimating the amount of silver and gold that will ultimately be extracted in the heap leach process. Prior to the fourth quarter, the Company estimated it would recover 55% of the silver and 85% of the gold mined. Effective with the fourth quarter of 1997, the Company revised its estimated recovery rates to 59% of the silver and 90% of the gold. The Company has accounted for the effect of the change prospectively as a change in accounting estimate. The impact of the estimate change resulted in a reduction of cost of goods sold in 1997 of $7.0 million.

      The cash cost per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $4.36 compared to $3.71 per ounce in 1996. The increase is due to a lower mine strip ratio in 1997 which resulted in an amortization of deferred stripping costs. Cash costs at Silver Valley amounted to $3.74 per silver ounce in 1997 compared to $3.18 in 1996 and is the result of the startup in 1997 of the Galena Mine. Cash costs at the Golden Cross Mine in 1997 averaged $245.34 per ounce of gold produced versus $369.56 in 1996. The higher cost in 1996 was primarily attributable to the land slide issue which delayed a planned expansion of the existing facilities. Cash costs at the El Bronce Mine averaged $348.24 per ounce of gold produced versus $296.05 in 1996. The increase was primarily caused by near drought conditions occurring in the first quarter of 1997, heavy rainfall occurring in the second quarter of 1997 and a two-week closure of the mine in August 1997 resulting from heavy rain and flooding.

      The gross loss from mining operations in 1997 amounted to $2.8 million compared to a gross profit from mining operations of $9.4 million in the same period of 1996. The $12.3 million decrease in gross profits is due to the above mentioned increase in the cost of mine operations coupled with substantially lower gold and silver prices realized in the year ended December 31, 1997.

OTHER INCOME

      Interest and other income increased by $7.8 million, or 59%, in 1997 compared to 1996. The increase is primarily the result of (i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and (ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997. The increase is partially offset by a loss of $1.5 million related to the sale of the common shares of an Australian mining company in the fourth quarter of 1997 and lower interest income related to lower average cash and short-term investment balances in 1997 compared to 1996.

EXPENSES

      For the year ended December 31, 1997, total expenses decreased by $45.9 million. The decrease is primarily attributable to the $54.4 million writedown of mining properties recorded in the second quarter of 1996. In 1997, interest expense increased by $6.7 million, primarily as a result of the reclassification of the Fachinal Mine from a development-stage property to an operating property and the issuance of $143.7 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005 in the fourth quarter of 1997. Effective January 1, 1997, interest expense on the Fachinal construction loan, which was previously capitalized during the pre-production stage, was charged to operating expense. Mining exploration expense for 1997 increased by $1,027,000, or 13%, over 1996.

NET LOSS

      As a result of the above, the Company's loss before income taxes amounted to $14,325,000 in 1997 compared to a loss of $55,754,000 in 1996. The Company reported an income tax benefit of $242,000 for 1997, compared to an income tax benefit of $1,184,000 in 1996. As a result, the Company reported a net loss of $14,083,000, or $.64 per share, and a net loss attributable to common shareholders of $24,614,000, or $1.12 per share, in 1997, compared to a net loss of $54,570,000, or $2.54 per share, and a net loss attributable to common shareholders of $62,967,000, or $2.93 per share, in 1996.

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

      The cost of mine operations in 1996 increased by $11,073,000, or 15%, over 1995. The increase is primarily due to the startup, in the second quarter of 1996, of operations at Silver Valley's Coeur Mine and higher operating costs at the Golden Cross Mine resulting from deep-seated ground movement under the tailings dam. Gross profit from mine operations decreased by $7,581,000, or 45%, compared with 1995. Mine operations gross profit as a percent of sales decreased to 10% in 1996 compared to 19% in 1995. The gross profit decrease was primarily attributable to a decrease in gold production and higher operating costs from the Company's Golden Cross Mine and start-up costs at Silver Valley's Coeur Mine.

      The total cash costs per ounce of gold at the Golden Cross Mine amounted to $369.56 per ounce in 1996, compared to $232.74 per ounce during 1995. The increase was primarily attributable to the land slide issue first identified by the Company in late 1995. As a result, the Company was unable to complete a planned expansion of the existing facilities which would have resulted in lower unit operating costs. The total cash costs per ounce of silver on a silver equivalent basis at the Rochester Mine amounted to $3.71 per ounce in 1996, compared to $3.79 per ounce in 1995. Total cash costs at the El Bronce Mine averaged $296.05 per ounce of gold in 1996 compared with $330.37 during its first full year of operation in 1995. Cash costs at Silver Valley amounted to $3.18 per silver ounce produced subsequent to its startup in June 1996.

OTHER INCOME

      Interest and other income in 1996 increased by $3,655,000, or 38%, compared with 1995. The increase is primarily due to (i) an increase in the average balance of the Company's cash and securities portfolio in 1996 primarily resulting from the public sale of $150.4 million of Mandatory Adjustable Redeemable Convertible Securities ("MARCS") in March and April 1996, and a gain of $1,300,000 arising from the sale by the Company of common shares of Orion Resources, NL in the third quarter of 1996, (ii) a gain of $1,400,000 from the sale of other fixed assets in the fourth quarter of 1996, and (iii) the Company's $907,487 share of income resulting from its interest in the operations of Gasgoyne Gold Mines in 1996.

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

      The $53,245,000 charge related to the Company's investment in the Golden Cross Mine and the nearby Waihi East property, which included accrual of the estimated future closure and remediation costs and a write-down of the carrying value of the Company's 80% interest in the property, was announced in July 1996 following the determination by the Company, following consultation with its independent accountants, that generally accepted accounting principles called for an asset writedown. The writedown was necessitated by the Company's discovery in late 1995 of deep-seated ground movement, actuated by heavy rainfall events not caused by the mine's operations, under the mine's tailings impoundment. Following investigative activities and the formulation of remedial measures, the Company's determination as of June 1996 was the amount required to implement the planned remedial measures could approximate $11 million. In addition, it had become evident by that time that (i) production could be expected to significantly decrease as a result of the Company's inability to implement a previously planned mill optimization because the dam had not been stabilized, and, consequently, it was believed the government would not likely consent to a raising of the tailings dam crest to obtain necessary tailings storage capacity to accommodate the increased mill throughput, and (ii) capital and operating costs could be expected to significantly increase due to the production shortfall and ground movement remediation program costs.

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

INCOME FROM DISCONTINUED OPERATIONS

      On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for $10,000,000, of which approximately $4,000,000 was paid at the time of closing and the balance was payable through five years. The results of operations and the gain on sale of the Flexaust manufacturing segment are presented as "Discontinued Operations." The Company reports income from discontinued operations of $2,412,000, or $.15 per share.

NET INCOME (LOSS)

      As a result of the above, the Company reported a net loss of $54,570,000 ($62,967,000 attributable to Common Shareholders), or $2.54 per share ($2.93 per share attributable to Common Shareholders), in 1996, compared to a net income of $1,154,000, or $.07 per share, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at December 31, 1997 was approximately $221.6 million compared to $179.6 million at December 31, 1996. The ratio of current assets to current liabilities was 6.8 to one at December 31, 1997 compared to 6.7 to one at December 31, 1996.

      Net cash provided by operating activities in 1997 was $17,223,000 compared with $7,784,000 provided by operating activities in 1996. The most important non-cash items offsetting the net loss from continuing operations in 1997 were (i) $32,898,000 of depreciation, depletion and amortization, and
(ii) $2,732,000 of accrued reclamation expense. A total of $ 23,792,000 of cash was used in investing activities in 1997 compared to $131,297,000 in 1996. The most important factors accounting for the cash used in investing activities in 1997 were (i) $180,511,000 used to purchase short-term investments, offset by $204,981,000 received in connection with sales of short-term investments, (ii) $14,643,000 used for the purchase of an additional 14% interest in Gasgoyne Gold Mines NL, (iii) $14,351,000 of expenditures on developmental properties, and (iv) $14,838,000 of expenditures on operational mining properties. The Company's financing activities provided $77,318,000 of cash during 1997 compared to $150,483,000 in 1996. The most important factor accounting for the net cash provided by financing activities in 1997 was the receipt of $138,090,000 of long-term debt which was offset in part by $49,513,000 used to retire long-term debt. As a result of the above, the Company's net cash increase in 1997 was $70,749,000 compared with a net cash increase of $26,970,000 in 1996.

      For the years ended December 31, 1997 and 1996, the Company expended $5.0 million and $3.1 million, respectively, in connection with environmental compliance activities at its operating properties. In addition, since the inception of the project through December 31, 1997, the Company had expended a total of $13.5 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost.

SALE OF 7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2005

         In October 1997, the Company sold $143,750,000 aggregate principal amount of 7 1/4% Convertible Subordinated Debentures due 2005 (the "Debentures") to Lazard Freres & Co. LLC (the "Purchaser") pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"). The Debentures are convertible into shares of the Company's Common Stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Debentures are redeemable, in whole or in part, at any time on or after October 31, 2000. Pursuant to a Registration Rights Agreement, dated as of October 15, 1997, between the Company and Purchaser, the Company is obligated to file with the Securities and Exchange Commission and use its best efforts to cause to become effective a shelf registration statement to cover resales of the Debentures and shares of Common Stock issuable upon conversion thereof and to maintain the effectiveness of such registration statement until October 31, 1999, subject to adjustment in certain circumstances. The Company received approximately $138 million of net proceeds from the sale of the Debentures. Of that amount, approximately $42.9 million was used to repay bank debt (as discussed below) and the balance will be used for other corporate purposes, including the possible acquisition of or investment in additional silver and gold mining properties or businesses.

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

FEDERAL NATURAL RESOURCES ACTION

      On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and, in March 1997 and September 1997, filed motions for summary judgment which are pending decision by the court. At this initial stage of the action, it is not possible to predict its ultimate outcome.

YEAR 2000 CONSEQUENCES

      During 1997, the Company reviewed all significant computer systems for compatibility with the change to the year 2000. As a result of that review, a program is now underway to ensure that all of the Company's significant computer systems are year 2000 compliant by the end of 1998 by installing commercially available software packages without significant modification. The Company's management has carefully evaluated its year 2000 compliance program, as well as the extent to which it will be affected by non-year 2000 compliant computer systems of suppliers and other third parties, and anticipates no material impact on the Company's ability to continue normal business operations. The Company estimates that the costs associated with implementation of its year 2000 program will amount to less than $130,000.

ENVIRONMENTAL COMPLIANCE EXPENDITURES

      For the years ended December 31, 1995, 1996 and 1997, the Company expended $2.9 million, $3.1 million and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, El Bronce and Fachinal Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, since the inception of the project through December 31, 1997, the Company had expended a total of $13.5 million on environmental and permitting activities at the Kensington Property, which expenditures have been capitalized as part of its development cost.

      The Company also expended $12.1 million in 1996 and $4.5 million in 1997 in connection with its ground movement remediation activities at the Golden Cross Mine in New Zealand, where mining activities were discontinued in December 1997. The Company estimates that costs, net of salvage revenues, to be incurred in 1998 in connection with the closure of the mine will approximate $4.0 million.

      The Company estimates that environmental compliance expenditures at its Kensington developmental property during 1998 will approximate $1.7 million related to activities associated with obtaining permits required for construction. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

EXPLORATION AND DEVELOPMENT EXPENDITURES

      During 1997, the Company expended $8.5 million (excluding capitalized interest) for developmental costs at the Kensington property, $.2 million at the Rochester Mine, $3.8 million (excluding capitalized interest) for the development of the Fachinal Mine and $3.0 million at the El Bronce Mine.

During 1998, the Company presently plans to expend $9.5 million (excluding capitalized interest) at the Kensington property, $4.3 million for the Fachinal Mine, and $4.5 million for developmental and exploration activities at the El Bronce Mine. If the Company were to decide to construct a Kensington mining facility, the Company currently estimates that it would be required to expend approximately $182 million over an eighteen-month period in connection with the construction of the Kensington mining facilities. The cost of such construction would be financed by the Company's existing capital resources as well as project financing, working capital and/or operating cash flow sources.

REALIZATION OF NET OPERATING LOSS CARRYFORWARDS

      The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has elected to forego recognition of potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.


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

            Consolidated Balance Sheets-December 31, 1996 and 1997.

            Consolidated Statements of Operations--Years Ended December 31, 1995, 1996 and 1997.

            Consolidated Statements of Changes in Shareholders' Equity--Years Ended December 31, 1995, 1996 and 1997.

            Consolidated Statements of Cash Flows--Years Ended December 31, 1995, 1996 and 1997.

            Notes to Consolidated Financial Statements.

(b) REPORTS ON FORM 8-K: The Company filed a report on Form 8-K on October 16, 1997.

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




        4(a)          -            Specimen   certificate  of  the   Registrant's   stock.
                                   (Incorporated  herein by  reference to Exhibit 4 to the
                                   Registrant's  Registration  Statement on Form S-2 (File
                                   No. 2-84174).)

        4(b)                       Form  of  Indenture,  dated  as of  October  15,  1997,
                                   between the Registrant  and Bankers Trust  Company,  as
                                   Trustee.  (Incorporated  herein by reference to Exhibit
                                   No. 4 to the  Registrant's  Current  Report on Form 8-K
                                   filed on October 16, 1997.)

        10(a)         -            Executive Compensation Program. (Incorporated herein by
                                   reference to Exhibit 10(e) to the  Registrant's  Annual
                                   Report on Form  10-K for the year  ended  December  31,
                                   1989.) *

        10(b)         -            Lease agreement,  dated as of October 10, 1986, between
                                   Manufacturers   Hanover   Commercial   Corporation  and
                                   Coeur-Rochester, Inc. (Incorporated herein by reference
                                   to Exhibit 10(a) to Registrant's Current Report on Form
                                   8-K, dated October 10, 1986.)

        10(c)         -            Indenture,  dated  as of June  10,  1987,  between  the
                                   Registrant and Citibank, N.A., as Trustee,  relating to
                                   the Registrant's 6% Convertible Subordinated Debentures
                                   Due 2002.  (Incorporated herein by reference to Exhibit
                                   4 to the Registrant's  Current Report on Form 8-K dated
                                   June 10, 1987.)

        10(d)         -            Agreement,    dated    January   1,    1994,    between
                                   Coeur-Rochester,   Inc.   and  Johnson   Matthey   Inc.
                                   (Incorporated  herein by reference to Exhibit  10(m) of
                                   the  Registrant's  Annual  Report  on Form 10-K for the
                                   year ended December 31, 1993.)

        10(e)         -            Refining Agreement, dated January 24, 1994, between the
                                   Registrant and Handy & Harman.  (Incorporated herein by
                                   reference to Exhibit 10(n) of the  Registrant's  Annual
                                   Report on Form  10-K for the year  ended  December  31,
                                   1993.)

        10(f)         -            Master  Equipment Lease No.  099-03566-01,  dated as of
                                   December 28, 1988,  between  Idaho First  National Bank
                                   and the Registrant.  (Incorporated  herein by reference
                                   to Exhibit 10(w) of the  Registrant's  Annual Report on
                                   Form 10-K for the year ended December 31, 1988.)

-------------
*  Management contract or
   compensatory plan




        10(g)         -            Master Equipment Lease No. 01893,  dated as of December
                                   28, 1988,  between Cargill Leasing  Corporation and the
                                   Registrant.   (Incorporated   herein  by  reference  to
                                   Exhibit 10(x) of the Registrant's Annual Report on Form
                                   10-K for the year ended December 31, 1988.)

        10(h)         -            Rights Agreement, dated as of May 24, 1989, between the
                                   Registrant and First  Interstate Bank of Oregon,  N.A.,
                                   as Rights Agent.  (Incorporated  herein by reference to
                                   Exhibit 2 to the Registrant's  Form 8-A relating to the
                                   registration  of the Rights on the American and Spokane
                                   Stock Exchanges.)

        10(i)         -            Agreement and Plan of Merger, dated as of September 16,
                                   1991,  by and among  the  Registrant,  CMC  Acquisition
                                   Corporation    and   Callahan    Mining    Corporation.
                                   (Incorporated  herein by  reference to Exhibit A to the
                                   Prospectus,  dated November 22, 1991,  contained in the
                                   Registrant's  Registration  Statement on Form S-4 (File
                                   No. 33-44096).

        10(j)         -            Agreement, dated June 11, 1992, between Callahan Mining
                                   Corporation  and  Hecla  Mining  Company  (Incorporated
                                   herein   by   reference   to   Exhibit   10(z)  to  the
                                   Registrant's  Annual  Report  on Form 10-K for the year
                                   ended December 31, 1992.)

        10(k)         -            Stock Purchase  Agreement,  dated as of April 30, 1993,
                                   among Coeur New Zealand,  Inc., the Registrant,  Cyprus
                                   gold  New  Zealand  Limited,   Cyprus  Exploration  and
                                   Development  Corporation and Cyprus  Minerals  Company.
                                   (Incorporated  herein by  reference to Exhibit 2 to the
                                   Registrant's  Current Report on Form 8K dated April 30,
                                   1993.)

        10(l)         -            Amended and Restated Profit Sharing  Retirement Plan of
                                   the  Registrant.  (Incorporated  herein by reference to
                                   Exhibit  10(ff) to the  Registrant's  Annual  Report on
                                   Form 10-K for the year ended December 31, 1993.) *

        10(m)         -            Indenture,  dated as of January 26,  1994,  between the
                                   Registrant  and Bankers Trust  Company  relating to the
                                   Registrant's 6 3/8% Convertible Subordinated Debentures
                                   Due 2004.  (Incorporated herein by reference to Exhibit
                                   10(gg) to the  Registrant's  Annual Report on Form 10-K
                                   for the year ended December 31, 1993.)

-------------
*  Management contract or
   compensatory plan




        10(n)         -            Purchase Agreement, dated January 18, 1994, between the
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

        10(o)         -            Registration Rights Agreement,  dated January 26, 1994,
                                   between  the  Registrant  and  Kidder,  Peabody  & Co.,
                                   Incorporated   relating  to  the  6  3/8%   Convertible
                                   Subordinated Debentures Due 2004.  (Incorporated herein
                                   by  reference  to  Exhibit  10(ii) to the  Registrant's
                                   Annual Report on Form 10-K for the year ended  December
                                   31, 1993.)

        10(p)         -            1993 Annual  Incentive  Plan and Long-Term  Performance
                                   Share Plan of the Registrant.  (Incorporated  herein by
                                   reference to Exhibit 10(jj) to the Registrant's  Annual
                                   Report on Form  10-K for the year  ended  December  31,
                                   1993.) *

        10(q)         -            Supplemental Retirement and Deferred Compensation Plan,
                                   dated January 1, 1993, of the Registrant. (Incorporated
                                   herein  by   reference   to   Exhibit   10(kk)  to  the
                                   Registrant's  Annual  Report  on Form 10-K for the year
                                   ended December 31, 1993.) *

        10(r)         -            Lease Agreement,  dated January 12, 1994, between First
                                   Security  Bank  of  Idaho  and  Coeur  Rochester,  Inc.
                                   (Incorporated  herein by reference to Exhibit 10(mm) to
                                   the  Registrant's  Annual  Report  on Form 10-K for the
                                   year ended December 31, 1993.)

        10(s)         -            Agreement,  dated  January 1, 1994,  between Coeur Gold
                                   New Zealand  Limited and Johnson  Matthey  (Aust.) Ltd.
                                   (Incorporated  herein by reference to Exhibit 10(mm) to
                                   the  Registrant's  Annual  Report  on Form 10-K for the
                                   year ended December 31, 1993.)

        10(t)         -            Non-employee Directors' Retirement Plan effective as of
                                   March 19, 1993, of the Registrant. (Incorporated herein
                                   by  reference  to  Exhibit  10(oo) to the  Registrant's
                                   Annual Report on Form 10-K for the year ended  December
                                   31, 1993.) *

-------------
*  Management contract or
   compensatory plan




        10(u)         -            Extension of Employment and Severance Agreement between
                                   the  Registrant  and Dennis E. Wheeler,  dated June 28,
                                   1994.  (Incorporated by reference to Exhibit 10 (nn) to
                                   the  Registrant's  Annual  Report  on Form 10-K for the
                                   year ended December 31, 1994.)*

        10(v)         -            Form of letter  extending  the  terms of the  Severance
                                   Agreements between the Registrant and James Sabala, Tom
                                   Angelos, Michael Clark, Al Wilder, William Boyd, Robert
                                   Martinez,   Kevin  Packard,   James  Duff  and  Michael
                                   Tippett.  (Incorporated  by reference to Exhibit 10(oo)
                                   to the Registrant's  Annual Report on Form 10-K for the
                                   year ended December 31, 1994.)*

        10(w)         -            401k Plan of the Registrant. (Incorporated by reference
                                   to Exhibit 10 (pp) to the Registrants  Annual Report on
                                   Form 10-K for the year ended December 31, 1994.)*

        10(x)         -            Option  Agreement of October 24, 1994 between  Compania
                                   Minera El Bronce and CDE  Chilean  Mining  Corporation.
                                   (Incorporated  by  reference  to Exhibit  10(qq) to the
                                   Registrant's  Annual  Report  on Form 10-K for the year
                                   ended December 31, 1994.)

         10(y)        -            Asset Contribution  Agreement,  effective as of January
                                   1, 1995,  among the  Registrant,  ASARCO  Incorporated,
                                   Callahan  Mining  Company  and Silver  Valley  Resource
                                   Corporation.   (Incorporated  herein  by  reference  to
                                   Exhibit  10(ff) to the Company's  Annual Report of Form
                                   10-K for the year ended December 31, 1995.)

         10(z)        -            Asset and Stock Purchase  Agreement,  dates as of April
                                   28, 1995, among  Schauemburg  International,  Inc., The
                                   Flexaust Company, Inc. and Callahan Mining Corporation.
                                   (Incorporated  herein by  reference to Exhibit 2 to the
                                   Registrant's  Current  Report  on Form 8-K dated May 2,
                                   1995.)

         10(aa)       -            Limited Recourse  Project  Financing  Agreement,  dated
                                   April  19,  1995,   between  the  Registrant  and  N.M.
                                   Rothschild  &  Sons,  Ltd.   (Incorporated   herein  by
                                   reference   to  Exhibit   10(b)  to  the   Registrant's
                                   Quarterly  Report  on Form 10-Q for the  quarter  ended
                                   June 30, 1995.)


-------------
*  Management contract or
   compensatory plan




         10(bb)       -            Venture Termination and Asset Purchase Agreement, dated
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

         10(cc)       -            Form of Standby  Agreement,  dated  November  15, 1995,
                                   between  the  Registrant   and  UBS   Securities   Inc.
                                   (Incorporated  herein by  reference to Exhibit 1 to the
                                   Registrant's  Registration  Statement on Form S-3 (File
                                   No. 33-64255).)

         10(dd)       -            Form  of  Offer,   dated   January  29,  1996,  by  the
                                   Registrant  to  acquire  all  the  ordinary  shares  of
                                   Gasgoyne  Gold  Mines  NL.   (Incorporated   herein  by
                                   reference to Exhibit 10(a) to the Registrant's  Current
                                   Report  on Form 8-K filed  January  31,  1996  (date of
                                   earliest event reported - December 21, 1995).)

         10(ee)       -            Part A  Statement  of the  Registrant  relating  to its
                                   offer to acquire  all the  ordinary  shares of Gasgoyne
                                   Gold Mines NL.  (Incorporated  herein by  reference  to
                                   Exhibit  10(b) to the  Registrant's  Current  Report on
                                   Form 8-K filed January 31, 1996 (date of earliest event
                                   reported - December 21, 1995).)

         10(ff)       -            Call Option  Agreement Over Shares,  dated December 20,
                                   1995,   between  the   Registrant  and  Ioma  Pty  Ltd.
                                   (Incorporated  herein by reference to Exhibit  10(c) to
                                   the  Registrant's  Current  Report  on Form  8-K  filed
                                   January  31, 1996 (date of  earliest  event  reported -
                                   December 21, 1995).)

         10(gg)       -            Agreement  for the Purchase  and Sale of Shares,  dated
                                   August 30,  1996,  by Compania  Minera El Bronce to CDE
                                   Chilean  Mining  Corporation  and Coeur  d'Alene  Mines
                                   Corporation.   (Incorporated  herein  by  reference  to
                                   Exhibit  10(a) of the  Registrant's  Current  Report on
                                   Form 8-K filed November 5, 1996 (date of earliest event
                                   reported - September 4, 1996).)

         10(hh)       -            Amendment, dated August 30, 1996, to Purchase and Sale,
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




         10(ii)       -            Loan  Agreement,  dated as of December 23, 1996,  among
                                   the Registrant (as the Borrower),  NM Rothschild & Sons
                                   Limited and  Bayerische  Vereinsbank  AG (as the Banks)
                                   and NM  Rothschild & Sons Limited (as the Agent for the
                                   Banks).  (Incorporated  herein by  reference to Exhibit
                                   10(kk) of the  Registrant's  Annual Report on Form 10-K
                                   for the year ended December 31, 1996.)

         10(jj)       -            Purchase  Agreement,  dated  as  of  October  7,  1997,
                                   between  the  Registrant  and Lazard  Freres & Co. LLC.
                                   (Incorporated  herein by reference to Exhibit  10(a) to
                                   the  Registrant's  Current  Report on Form 8-K filed on
                                   October 16, 1997.)

         10(kk)       -            Registration Rights Agreement,  dated as of October 15,
                                   1997,  between the  Registrant  and Lazard Freres & Co.
                                   LLC. (Incorporated herein by reference to Exhibit 10(b)
                                   to the Registrant's Current Report on Form 8-K filed on
                                   October 16, 1997.)

         10(ll)       -            Mining  Lease,  effective  as of June 1, 1997,  between
                                   Silver  Valley  Resources  and American  Silver  Mining
                                   Company.  (Incorporated  herein by reference to Exhibit
                                   10(a) to the  Registrant's  Registration  Statement  on
                                   Form S-3 (File No. 333-40513).)

         10(mm)       -            Mining Lease,  effective as of April 23, 1996,  between
                                   Silver Valley Resources Corporation and Sterling Mining
                                   Company.  (Incorporated  herein by reference to Exhibit
                                   10(b) to the  Registrant's  Registration  Statement  on
                                   Form S-3 (File No. 333-40513).)

         10(nn)       -            Mining Lease,  effective as of March 21, 1997,  between
                                   Silver Valley  Resources  Corporation and Silver Buckle
                                   Mines,  Inc.   (Incorporated  herein  by  reference  to
                                   Exhibit   10(c)   to  the   Registrant's   Registration
                                   Statement on Form S-3 (File No. 333-40513).)

         10(00)       -            Mining Lease,  effective as of March 21, 1997,  between
                                   Silver Valley  Resources  Corporation  and Placer Creek
                                   Mining  Company.  Incorporated  herein by  reference to
                                   Exhibit   10(d)   to  the   Registrant's   Registration
                                   Statement on Form S-3 (File No. 333-40513).)

         10(pp)       -            Agreement for Sale and Issuance of Shares, dated May 7,
                                   1997, among Sons of Gwalia Ltd, Burmine Investments Pty
                                   Limited,  Orion  Resources NL and Coeur  Australia  Pty
                                   Ltd. (Filed herewith.)

         10(qq)       -            Letter  agreement,  dated  May  7,  1997,  between  the
                                   Registrant and Sons of Gwalia Ltd. (Filed herewith.)




         10(rr)       -            Shareholders  Agreement,  dated May 7, 1997, among Sons
                                   of Gwalia Ltd.,  Burmine  Investments  Pty Ltd.,  Orion
                                   Resources  NL,  Coeur  Australia  Pty Ltd. And Gasgoyne
                                   Gold Mines NL. (Filed herewith.)

         10(ss)       -            Management Services Agreement, dated May 7, 1997, among
                                   Sons of  Gwalia  Ltd.,  Coeur  Australia  Pty Ltd.  And
                                   Gasgoyne Gold Mines NL. (Filed herewith.)

         21           -            List of subsidiaries of the Registrant.
                                   (Filed herewith.)

         23           -            Consent of Ernst & Young LLP.  (Filed herewith.)

         27           -            Financial Data Schedule.  (Filed herewith.)

(d)   Independent auditors' reports are included herein as follows:

      Coeur d'Alene Mines Corporation

      Report of Ernst & Young LLP at December 31, 1996, and 1997, and for each of the three years in the period ended December 31, 1997.

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

                                               Coeur d'Alene Mines Corporation
                                                        (Registrant)


Date: March 16, 1998                           By:/s/DENNIS E. WHEELER
                                                  ---------------------
                                                  Dennis E. Wheeler
                                                  (Chairman, President and
                                                   Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature
        ---------

 /s/DENNIS E. WHEELER            Chairman, President,            March 16, 1998
 --------------------            Chief Executive Officer
 Dennis E. Wheeler               and Director


 /s/JAMES A. SABALA              Senior Vice President,          March 12, 1998
 ------------------              Chief Financial Officer
 James A. Sabala                 and Director


 /s/CECIL D. ANDRUS              Director                        March 12, 1998
 -------------------
 Cecil D. Andrus


 /s/JOSEPH C. BENNETT            Director                        March 13, 1998
 --------------------
 Joseph C. Bennett


 /s/JAMES J. CURRAN              Director                        March 16, 1998
 ------------------
 James J. Curran


 /s/DUANE B. HAGADONE            Director                        March 12, 1998
 --------------------
 Duane B. Hagadone


 /s/JAMES A. MCCLURE             Director                        March 13, 1998
 -------------------
 James A. McClure


 /s/JEFFREY T. GRADE             Director                        March 12, 1998
 -------------------
 Jeffery T. Grade

                          ANNUAL REPORT ON FORM 10-K

                      Item 8, Item 14(a), and Item 14(d)

      CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1997

                        COEUR D'ALENE MINES CORPORATION

                             COEUR D'ALENE, IDAHO

               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Seattle, Washington                                    /s/ERNST & YOUNG LLP
February 20, 1998

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                December 31,
                                                          1997                 1996
                                                       ---------            ---------
ASSETS                                                         (In Thousands)
CURRENT ASSETS
    Cash and cash equivalents                          $114,204            $ 43,455
    Funds held in escrow                                    400
    Short-term investments                               98,437             124,172
    Receivables                                          11,103              11,573
    Inventories                                          35,927              31,992
                                                       ---------           ---------
    TOTAL CURRENT ASSETS                                260,071             211,192

PROPERTY, PLANT, AND EQUIPMENT
    Property, plant and equipment                       119,808             118,993
    Less accumulated depreciation                        58,097              50,743
                                                       ---------           ---------
                                                         61,711              68,250

MINING PROPERTIES
    Operational mining properties                       245,979             171,517
    Less accumulated depletion                           61,477              38,264
                                                       ---------           ---------
                                                        184,502             133,253
    Developmental properties                            134,236             110,985
                                                       ---------           ---------
                                                        318,738             244,238

OTHER ASSETS
    Investment in unconsolidated affiliate                                   48,231
    Notes receivable                                      8,498               4,000
    Debt issuance costs, net of accumulated
       amortization                                       8,809               4,081
    Other                                                 3,595                 338
                                                       ---------           ---------
                                                         20,902              56,650
                                                       ---------           ---------
                                                       $661,422            $580,330
                                                       =========           =========

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                              December 31,
                                                                         1997              1996
                                                                      ----------        ---------
                                                                             (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                   $  5,983          $  4,327
    Accrued liabilities                                                   6,345             4,976
    Accrued interest payable                                              6,631             4,968
    Accrued salaries and wages                                            7,553             5,242
    Bank loans                                                            4,406             8,021
    Current portion of remediation costs                                  7,300             3,500
    Current portion of obligations under
         capital leases                                                     243               532
                                                                       ---------         ---------
             TOTAL CURRENT LIABILITIES                                   38,461            31,566

LONG-TERM LIABILITIES
    6% subordinated convertible debentures due 2002                      49,840            49,840
    6 3/8% subordinated convertible debentures due 2004                  95,000           100,000
    7 1/4% subordinated convertible debentures due 2005                                   143,750
    Long-term borrowings                                                  1,159            39,900
    Other long-term liabilities                                           8,403            12,826
    Deferred income taxes                                                 2,720
                                                                       ---------         ---------
             TOTAL LONG-TERM LIABILITIES                                300,872           202,566

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
       Securities (MARCS), par value $1.00 per
         share,(a class of preferred stock) -
         authorized 7,500,000 shares, 7,077,833
         issued and outstanding                                           7,078             7,078
    Common Stock, par value $1.00 per share-
         authorized 60,000,000 shares, issued 22,949,779
         and 22,950,182 shares in 1997 and 1996
         (including 1,059,211 shares held in treasury)                   22,950            22,950
    Capital surplus                                                     389,648           400,187
    Accumulated deficit                                                 (84,542)          (70,459)
    Unrealized gains (losses) on short-term
      investments                                                           145              (352)
    Repurchased and nonvested shares                                    (13,190)          (13,206)
                                                                       ---------         ---------
                                                                        322,089           346,198
                                                                       ---------         ---------
                                                                       $661,422          $580,330
                                                                       =========         =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----
                                                                     (In Thousands Except Per Share Data)
INCOME
  Sale of concentrates and dore'                               $139,037            $ 92,731          $ 89,239
  Less cost of mine operations                                  141,873              83,283            72,210
                                                               ---------           ---------         ---------
                  GROSS PROFITS (LOSS)                           (2,836)              9,448            17,029

OTHER INCOME--interest, dividends,  and other                    20,945              13,159             9,504

                  TOTAL INCOME                                   18,109              22,607            26,533
EXPENSES
  Administration                                                 4,430                3,716             3,677
  Accounting and legal                                           2,230                1,753             1,626
  General corporate                                              6,732                7,147             6,207
  Mining exploration                                             8,722                7,695             4,854
  Interest                                                      10,320                3,635             9,746
  Writedown of mining properties                                                     54,415
  Idle facilities                                                                                       1,481
                                                               ---------           ---------         ---------
                  TOTAL EXPENSES                                 32,434              78,361            27,591
                                                               ---------           ---------         ---------

NET LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                               (14,325)            (55,754)           (1,058)
   Provision (benefit) for income taxes                            (242)             (1,184)              200

NET LOSS FROM CONTINUING OPERATIONS                             (14,083)            (54,570)           (1,258)
  Income from discontinued operations
     (net of taxes)                                                                                     2,412
                                                               ---------           ---------         ---------
NET INCOME (LOSS)                                              $(14,083)           $(54,570)         $  1,154
                                                               =========           =========         =========

NET INCOME(LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                          $(24,614)           $(62,967)         $  1,154
                                                               =========           =========         =========

BASIC AND DILUTED EARNINGS PER SHARE DATA
  Weighted average number of shares
    of Common Stock (in thousands)                               21,890              21,465            15,879
                                                               =========           =========         =========


  Net loss from continuing operations                          $   (.64)           $ (2.54)          $   (.08)
  Income from discontinued operations                                                                     .15
                                                               ---------           ---------         ---------
  Net income (loss) per share                                  $   (.64)           $  (2.54)         $    .07
                                                               =========           =========         =========

  Net loss attributable to Common Shareholders:

  Net loss from continuing operations                          $  (1.12)           $  (2.93)         $   (.08)
  Income from discontinued operations                                                                     .15
                                                               ---------           ---------         ---------
  Net income (loss) per share                                  $  (1.12)           $  (2.93)         $    .07
                                                               =========           =========         =========


     CASH DIVIDENDS PER COMMON SHARE                                               $    .15          $    .15
                                                                                   =========         =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                     SHAREHOLDERS' EQUITY For Years Ended
                       December 31, 1997, 1996, and 1995
                                (In Thousands)

                            Preferred Stock                                               Unrealized
                               (MARCS)           Common Stock                               Gains      Repurchased and
                         -------------------  ------------------                         (Losses) on   Non-Vested Shares
                                      Par                 Par      Capital  Accumulated  Short-Term   ------------------
                          Shares     Value    Shares     Value     Surplus    Deficit    Investments   Shares    Amount   Total
                         --------  --------  --------  ---------  ---------  ---------  ------------  -------    -----    -----

Balance at January                            16,633   $16,633    $182,881   $(17,043)  $(8,820)       (1,059)  $(13,358)  $160,293
 1, 1995
Net Income                                                                      1,154                                         1,154
Cash Dividends                                                      (2,339)                                                  (2,339)
Issuance of Shares Under
 Stock Compensation Plan
 (net)

                                                  24        24         384                                            94        502
Unrealized Gains on                                                                       9,181                               9,181
 Marketable Securities
 Conversion of 7%
 Debentures
                                               4,867     4,867      66,174                                                   71,041
                                              ------   -------    ---------                                                ---------

Balance at December 31,
 1995
                                              21,524    21,524     247,100    (15,889)      361        (1,059)   (13,264)   239,832
Net Loss                                                                      (54,570)                                      (54,570)
Issuance of MARCS         7,078    $7,078                          137,548                                                  144,626
Cash Dividends                                                     (11,028)                                                 (11,028)
Issuance of Shares
 Under Stock
 Compensation Plan (net)                                                                                              58         58
Shares Issued on
 Acquisition   of                              1,420     1,420      26,467                                                   27,887
 Unconsolidated
 Affiliate
Unrealized Loss on
  Marketable Securities                                                                    (713)                               (713)
Conversion of 6%                                   6         6        150                                                       156
 Debentures
Other                                                                 (50)                                                      (50)
                                                                 ---------                                                 ---------
Balance at December       7,078     7,078     22,950    22,950    400,187     (70,459)     (352)       (1,059)   (13,206)   346,198
 31, 1996
Net Loss                                                                      (14,083)                                      (14,083)
Cash Dividends                                                    (10,532)                                                  (10,532)
Issuance of Shares
 Under Stock
 Compensation Plan (net)                                                                                              16         16
Unrealized Gains
on
Marketable Securities                                                                       497                                 497
Other                                                                  (7)                                                       (7)
                                                                  ---------                                                ---------
Balance at December 31,
 1997                     7,078    $7,078     22,950   $22,950    $389,648   $(84,542)  $   145        (1,059)  $(13,190)  $322,089
                          =====    ======     ======   =======    =========  =========  =======        =======  =========  =========


See notes to consolidated financial statements.


                                  F-5 / F-6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                          $  (14,083)        $  (54,570)       $  (1,258)
   Add (deduct) noncash items:
      Depreciation, depletion, and
        amortization                                                35,631             13,381           16,893
   Deferred income taxes                                              (594)            (1,402)          (1,786)
   (Gain) loss on disposition of property,
        plant and equipment                                           (102)              (985)             458
      Loss on foreign currency
        transactions                                                   985                155              597
      (Gain) loss on disposition of
        marketable securities                                          947             (1,262)             885
      Writedown of mining property                                                     54,415
      Undistributed (earnings) loss of investment
       in unconsolidated subsidiary                                    214             (1,905)

   Changes in Operating Assets and Liabilities:
      Receivables                                                    1,907              3,493           (1,239)
   Inventories                                                      (3,256)             1,824            3,234
      Accounts payable and
        accrued liabilities                                         (4,426)            (5,360)           2,528
                                                                -----------        -----------      -----------
   Net cash provided by continuing operations                       17,223              7,784           20,312

Income from discontinued operations                                                                      2,412
 Add (deduct) noncash items:
      Depreciation, depletion and amortization                                                              85
      Gain on disposition of
        discontinued operations                                                                         (3,964)
      Deferred income taxes                                                                              1,608
   Change in operating assets and liabilities
      Receivables                                                                                          601
      Inventories                                                                                          (30)
      Accounts payable and accrued liabilities                                                            (109)
                                                                -----------        -----------      -----------
   Net cash provided by discontinued operations                                                            603
                                                                -----------        -----------      -----------

        NET CASH PROVIDED BY
           OPERATING ACTIVITIES                                     17,223              7,784           20,915

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of short-term investments                            (180,511)          (148,952)          (2,424)
   Proceeds from sales of short-term investments
     and marketable securities                                     204,981             92,167           70,112
   Acquisition of Gasgoyne Gold Mines NL                           (14,643)           (19,301)
   Purchases of property, plant and
      equipment                                                     (2,898)            (4,799)         (44,895)
   Proceeds from sale of assets                                        505              2,372            1,177
   Proceeds from collection of notes receivable                      1,363              2,566
   Proceeds from sale of discontinued operations                                                         3,133
   Expenditures on operational mining properties                   (14,838)           (44,432)         (21,027)
   Expenditures on developmental properties                        (14,351)           (13,066)         (42,510)
   Other                                                            (3,400)             2,148           (1,418)
                                                                -----------        -----------      -----------

        NET CASH USED IN
           INVESTING ACTIVITIES                                    (23,792)         (131,297)          (37,852)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS,
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (continued)

                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----
                                                                                (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of obligations under capital leases                     (501)            (2,041)          (2,041)
   Payment of cash dividends                                       (10,532)           (11,028)          (2,339)
   Proceeds from MARCS issuance                                                       144,626
   Proceeds from 71/4% debentures issuance                         138,090
   Proceeds from bank borrowings                                                       19,186           24,000
   Payment of debenture costs                                                                           (1,346)
   Retirement of long-term debt                                    (49,513)
   Retirement of other long-term liabilities                          (226)              (260)
                                                                -----------        -----------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                        77,318            150,483           18,274
                                                                -----------        -----------      -----------


INCREASE IN CASH AND CASH EQUIVALENTS                               70,749             26,970            1,337
Cash and cash equivalents at beginning
   of year:
   Related to continuing operations                                 43,455             16,485           14,707
   Related to discontinued operations                                                                      441
                                                                -----------        -----------      -----------
                                                                    43,455             16,485           15,148
                                                                -----------        -----------      -----------
Cash and cash equivalents at end
   of year related to continuing operations                     $  114,204         $   43,455       $   16,485
                                                                ===========        ===========      ===========

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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd. and Compania Minera CDE El Bronce. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets and/or liabilities. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, and/or companies where the company can take its share of production in physical product and fund its proportionate share of expenses, are accounted for on a proportionate consolidation basis, the most significant of which are the Golden Cross Mine (80%), Silver Valley Resources Corporation(50%) and Gasgoyne Gold Mines NL (50%).

      REVENUE RECOGNITION: Revenue is recognized when title to gold and silver passes at the shipment or delivery point. The effects of forward sales are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

      CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1997 and 1996, cash and cash equivalents included $15.6 million and $15.9 million of cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. Amounts reported represent cost which approximates fair value.

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

      PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets, which are 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to

7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total reserves. Maintenance and repairs are charged to operations as incurred.

      MINING PROPERTIES: Values for mining properties represent acquisition costs and/or the fair value of consideration paid plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, on a regular basis to reach a judgment concerning possible permanent impairment of value and the need for a write-down in asset value to net realizable value. The Company utilizes the methodology set forth pursuant to Financial Standards Board Statement No. 121
- Accounting for the Impairment of Long Lived Assets to be Disposed Of ("FAS 121") to evaluate the recoverability of capitalized mineral property costs. Since FAS 121 requires the use of forward-looking projections, the Company must use estimates to generate a life-of-mine cash flow statement which may forecast several years into the future. These estimates may be based on projected mineable resources and mine life and/or reports of the Company's engineers and geologists, projected operating and capital costs necessary to process the estimated resources, each project's mine plan including the type, quantity and ore grade expected to be mined, estimated metallurgical recovery and all other factors which may have an impact upon a project's cash flow. In addition, the Company is required to estimate the selling price of metal produced which is based upon historical averages which are updated annually to give effect to changing markets over time.

      RECLAMATION COSTS: Post-closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and are accrued ratably over the life of the mine using the units-of-production method.
Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. Although the ultimate amount of the obligations to be incurred is uncertain at December 31, 1997 and 1996, the Company has recorded accrued reclamation costs of $7.8 million and $6.0 million, net of salvage values, as of December 31, 1997 and 1996, respectively. These amounts are included as other long-term liabilities.

      EXPLORATION   AND   DEVELOPMENT:   The  carrying  value  of  exploration
properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a development-stage property and all costs incident to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify a reserve as economic, the Company must complete an evaluation of an ore body to determine that it may be mined profitably. The determination is made based upon geologic and engineering studies which analyze the nature of the ore body, the appropriate mining and metallurgical process, estimates of operating costs, metallurgical recoveries and forecast metal prices over the estimated mine life. Mine development costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation. In the event the Company determines that the value of any capitalized property cannot be recovered by either the mining of commercial reserves or by sale pursuant to prevailing market prices, an evaluation of whether an impairment of value under the provisions of FAS 121 has occurred is undertaken. If such an impairment is determined to exist, a writedown would be effected.

      SHORT-TERM INVESTMENTS: The Company invests in debt and equity securities which are classified as available-for-sale, according to provisions of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities are carried at fair value, determined by quoted prices. Unrealized holding gains and losses on such securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

      FOREIGN CURRENCIES: Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. The Company's foreign subsidiaries have the U.S. dollar as their functional currency, and therefore, translation gains and losses are reflected in income. Non-monetary assets and liabilities are converted at historical rates. Realized gains and losses from foreign currency transactions are reflected in operations.

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

      EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

      USE OF ESTIMATES: The Company's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      RECLASSIFICATION: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C--INVESTMENT IN MINING COMPANIES

      EL BRONCE: In July 1994, the Company had an agreement pursuant to which the Company acquired operating control, a 51% interest in operating profits, and an option to acquire a 51% equity interest in the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to acquire that 51% equity interest and also purchased the remaining 49% of the shares of El Bronce, bringing its total ownership interest to 100%. The terms of the purchase included the payment of $10.5 million in cash, prepayment of the remainder of the option price in the approximate amount of $3.8 million and a net smelter return royalty of 3% to be paid to the seller quarterly, commencing on January 1, 1997. The acquisition has been accounted for as a purchase with the excess of the purchase price over the net book value of the mine ($4.9 million) being allocated to mining properties.

      GASGOYNE: In May 1996, Coeur acquired approximately 35% of the outstanding shares of Gasgoyne Gold Mines NL ("Gasgoyne"), an Australian gold mining company, by issuing a total of 1,419,832 shares of the Company's Common Stock and paying cash totaling approximately $15.4 million to Gasgoyne shareholders. As a result of a selective reduction of capital effected by Gasgoyne in February 1997 by purchasing its publicly held shares from the shareholders other than Coeur and Sons of Gwalia, Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. In May 1997, the Company acquired, for approximately US$14.6 million in cash, an additional 14% interest in Gasgoyne, increasing its total ownership to 50%. The acquisition has been accounted for as a purchase. Concurrent with the increase in ownership in 1997, the Company entered into several agreements with the other 50% owner which entitled the Company to take a 50% share of Gasgoyne gold production in kind and which requires the Company to pay 50% of Gasgoyne's liabilities. The Company reports its share of Gasgoyne earnings pursuant to the equity method.

      The following table sets forth a condensed summary of the results of operations of Gasgoyne for the twelve-month period ended December 31, 1997 and 1996.

                                            For the Twelve Months Ended
                                     December 31, 1997       December 31, 1996
                                     -----------------       -----------------
     Total Revenues                       $30,385                 $35,098
     Operating Profit                     $ 3,021                 $13,191
     Net Income                           $ 1,129                 $12,087

      The following pro forma information reflects the Company's results of operations as if the acquisition of the additional 14% of Gasgoyne, increasing its total ownership interest to 50%, that occurred in May 1997, had occurred at the beginning of the periods presented.

                                            For the Twelve Months Ended
                                     December 31, 1997       December 31, 1996
                                     -----------------       -----------------
     Total income                         $ 17,994                $ 21,532
     Net loss                             $(14,014)               $(55,159)
     Basic and diluted net
        loss per share                    $   (.64)               $  (2.57)


NOTE D--WRITE-DOWN OF MINING PROPERTIES

      On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine and at which mining activities were substantially discontinued in December 1997. The mine is a gold and silver surface and underground mining operation located near Waihi, New Zealand. During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable value of certain mining properties in accordance with the standards set forth in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS No. 121"). The impetus for this determination began in late July 1995 when physical evidence indicated that the land adjacent to the tailings impoundment appeared to have sustained some movement. An investigation to determine the significance of this movement was undertaken promptly. By September, 1995, consultants advised Coeur Gold New Zealand Ltd. that the adjacent land had moved and that it may have affected the tailings dam. However, they advised that certain data would have to be collected before they could confirm that assessment. That investigation included the drilling of holes in the land with measurement devices inserted in the holes (these devices are called "inclinometers"). Further additional measurement devices called "piezometers" were inserted in still different holes drilled in the land and the data collected from those and other sources was sufficient to lead the consultants to conclude by February, 1996 that significant remedial measures would have to be taken. Based on those recommendations Coeur Gold estimated the cost of implementation would be approximately $4 million. That estimate was made in February 1996 and presented to the Company's Board of Directors at its regular March 1996 meeting.

      Continuing evaluation after March 1996 revealed that the geographical extent of the land movement was larger, wider, longer and more complex than identified in the February 1996 estimate. By May 1996, as the planned remedial measures were implemented, the Company determined that the measures, upon which its previous cost estimates had been based, were not wholly effective. Additional data was needed, which required more hole drillings and more work on the ground. It was not until late May 1996 that the Golden Cross managers and the Company engineers concluded that the cost of remediation would exceed the initial February 1996 estimate. The estimate was revised to approximately $11 million in July to account for the more extensive remediation efforts. In addition, because of the significance of the ground movement, the Company determined that (i) production could be expected to significantly decrease as a result of the Company's inability to implement a previously planned mill optimization because the tailings dam had not been stabilized, and, consequently, it was believed the government would not likely consent to a raising of the tailings dam crest to obtain necessary tailings storage capacity to accommodate the increased mill throughput, and (ii) capital and operating costs could be expected to significantly increase due to the production shortfall and ground movement remediation program costs.

      As a result of the foregoing factors, there was an indication of potential impairment requiring assessment under FAS No. 121. Consequently, the Company recorded a charge in the second quarter of 1996 totaling $53 million relating to its investment in the Golden Cross mine and in the nearby Waihi East property. The charge included amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7 million, net of salvage values, as of December 31, 1996.

      In addition, the Faride property in Chile, was written-down by $1.2 million due to management's decision not to exercise its final option payment on the project.

      The Company's 80% interest in the Golden Cross Mine joint venture, accounted for by the proportionate consolidation method, is summarized as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                           1997                          1996
                                           ----                          ----
     Sales of dore'                        $  28,525                     $  26,293
     Cost of mine operations                 (25,585)                      (28,069)
     Insurance proceeds                        8,000
     Writedown of mining property                                          (52,036)
     Net income (loss) before
       income taxes                        $  10,940                     $ (53,812)
                                           ==========                    ==========

     In 1997, $8 million of the reported income was related to the Golden Cross insurance recovery not measurable or anticipated at the time of the original writedown. The remaining $2.9 million is related to residual mining activities which benefited from lower depletion.

     Assets                                $   6,152                     $   2,408
     Liabilities                             (37,933)                      (47,271)
                                           ----------                    ----------
     Shareholders' deficit                 $ (31,781)                    $ (44,863)
                                           ==========                    ==========

NOTE E--DISCONTINUED OPERATIONS

FLEXAUST COMPANY: On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4.0 million was paid at the time of closing and the balance was payable over the next five years. The results of operations and the gain on sale of the Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $4.0 million ($2.4 million net of income taxes) during 1995. Flexaust generated revenues of $3.9 million and net income from operations of $.056 million in the period from January 1, 1995 to May 5, 1995 the latter of which is reflected as a component of income from discontinued operations.

NOTE F--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

      The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities as of December 31, 1997 and 1996.

                                                                          Available-For-Sale Securities
                                              ----------------------------------------------------------------------------------
  (in thousands)                                                        Gross                  Gross               Estimated
                                                                     Unrealized              Unrealized                Fair
       1997                                        Cost                Losses                  Gains                  Value
 -----------------                            -------------      ----------------       ------------------      ----------------
U.S. Corporate                                $  49,127           $       3              $                      $  49,124
U.S. Government                                  47,570                                        273                 47,843
                                              ---------           ---------              ---------              ---------
Total Debt Securities                            96,697                   3                    273                 96,967
Equity Securities                                 2,373                 135                     10                  2,248
                                              ---------           ---------              ---------              ---------
                                              $  99,070           $     138              $     283              $  99,215
                                              =========           =========              =========              =========
       1996
 -----------------
U.S. Corporate                                $  83,236           $      40              $       2              $  83,198
U.S. Government                                  39,658                  25                     97                 39,730
                                              ---------           ---------              ---------              ---------
Total Debt                                      122,894                  65                     99                122,928
Securities
Equity Securities                                 1,672                 389                      3                  1,286
                                              ---------           ---------              ---------              ---------
                                              $ 124,566           $     454              $     102              $ 124,214
                                              =========           =========              =========              =========

      The gross realized gains on sales of available-for-sale securities totaled $0 and $1.3 million during 1997 and 1996, respectively. The gross realized losses totaled $1.6 million and $.05 million during 1997 and 1996, respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $206.5 million and $90.9 million of short-term investments sold during 1997 and 1996, respectively. Short-term investments mature at various dates through November 1998.

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

NOTE G--INVENTORIES

      Inventories consist of the following:

                                                       December 31,
                                                 -----------------------
                                           1997                          1996
                                           ----                          ----
     In process and on leach pads          $ 24,617                      $ 19,948
     Concentrate and dore' inventory          5,839                         5,735
     Supplies                                 5,471                         6,309
                                           --------                      --------
                                           $ 35,927                      $ 31,992
                                           ========                      ========

      During  the  fourth  quarter of 1997,  based on  detailed  metallurgical evaluations, the Company changed its estimates of the percentage of minerals recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. The effects of the change during the fourth quarter decreased the cost of mine operations by approximately $7 million.

NOTE H--PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consists of the following:

                                                       December 31,
                                                 -----------------------
                                           1997                          1996
                                           ----                          ----
     Land                                  $  1,814                      $  1,350
     Buildings and improvements              53,740                        60,851
     Machinery and equipment                 55,159                        47,697
     Capital leases of buildings
       and equipment                          9,095                         9,095
                                           --------                      --------
                                           $119,808                      $118,993
                                           ========                      ========

      Assets subject to capital leases consist of the following:
                                                       December 31,
                                                 -----------------------
                                           1997                          1996
                                           ----                          ----
     Buildings                             $ 5,105                       $ 5,105
     Equipment                               3,990                         3,990
                                           --------                      --------
         TOTAL BUILDINGS AND EQUIPMENT       9,095                         9,095
     Rochester operational mining
      property                               7,871                         7,871
                                           --------                      --------
                                            16,966                        16,966
     Less allowance for accumulated
      amortization and depletion            10,648                         9,863
                                           --------                      --------

         NET ASSETS SUBJECT TO CAPITAL
          LEASES                           $ 6,318                       $ 7,103
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

      The Company has entered into various operating lease agreements which expire over a period of five to seven years. Total rent expense charged to operations under these agreements was $4.5 million, $4.6 million and $4.4 million for 1997, 1996, and 1995, respectively.

      Minimum lease payments under leases are as follows:

                             Year Ending
                             December 31     Capital    Operating
                             -----------    ---------   ---------
                             1998           $   361     $ 4,648
                             1999                92       2,436
                             2000                         1,212
                             2001                         1,075
                             2002-2003                    2,647
                                            -------     -------
TOTAL MINIMUM PAYMENTS DUE                      453     $12,018
                                                        =======
  Less amount representing
   interest                                      31
                                            -------
PRESENT VALUE OF NET
MINIMUM LEASE PAYMENTS                         422
   Less current maturities                     243
                                            -------
                                            $  179
                                            =======

NOTE I - MINING PROPERTIES

   Capitalized costs for mining properties                         December 31,
      consist of the following:                         1997                         1996
                                                        ----                         ----
   Operational mining properties:
      Rochester Mine, less accumulated
         depletion of $41,727
         and $36,904                                    $ 34,585                     $ 42,372

      Silver Valley Resources, less accumulated
        depletion of $1,080 and $224                      16,620                       13,207

      El Bronce Mine less accumulated
         depletion of $2,844 and $350                     38,577                       36,222

      Fachinal Mine, less accumulated depletion
       of $7,760 in 1997                                  42,811                       41,452

      Gasgoyne Gold Mines NL, less accumulated
        depletion of $6,401                               51,909
                                                        --------                     --------
         TOTAL OPERATIONAL MINING PROPERTIES             184,502                      133,253

      Developmental mining properties:
         Kensington                                      122,457                      108,100
         Other                                            11,779                        2,885
                                                        --------                     --------
         TOTAL DEVELOPMENTAL MINING PROPERTIES           134,236                      110,985
                                                        --------                     --------
         TOTAL MINING PROPERTIES                        $318,738                     $244,238
                                                        ========                     ========

OPERATIONAL MINING PROPERTIES

      THE ROCHESTER MINE: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester is one of the largest primary silver mines in the United States and is a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies up to 5% of the net smelter revenues of the Rochester property, provided the market price of silver is at least $18.07 per ounce.

      SILVER VALLEY RESOURCES, INC.: On January 1, 1995, the Company entered into an agreement with Asarco Incorporated and formed a new company named Silver Valley Resources Corporation (Silver Valley). Both Coeur and Asarco contributed to Silver Valley their respective interests in the Galena and Coeur Mines as well as other assets and waived certain cash flow entitlements at the Galena Mine in return for shares of capital stock of Silver Valley. The transaction resulted in no gain or loss to the Company. Coeur's 50% investment is included on the balance sheet as operational mining properties. In June 1996, Silver Valley reopened the Coeur Mine and plans to continue mining existing reserves through the second quarter of 1998. Exploration at the Coeur Mine is ongoing in an effort to increase silver reserves and extend the mine's life beyond 1998. Silver Valley also resumed production at the Galena Mine in 1997, which has ore reserves sufficient to sustain approximately 10 years of operation. The two mines had previously been on standby basis.

      FACHINAL MINE: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile which operated in pre-production from October 1995 to December 31, 1996. During the fourth quarter of 1995 and for the year ended December 31, 1996, operating costs were capitalized as start up costs. Revenue generated during the pre-production period was credited against deferred start up costs. During 1996, the Company incurred costs and expenses of $6.0 million in excess of revenues. This amount has been added to the operational mining property and will be amortized using the units of production method based on total reserves. The property was classified as an operating property for financial reporting purposes on January 1, 1997.

      EL BRONCE MINE: The El Bronce Mine is a gold and silver underground mine located in central Chile approximately 90 miles north of Santiago. On September 4, 1996, the Company exercised its option to acquire 51%, and purchased the remaining 49%, of the shares of Compania Minera CDE El Bronce, resulting in an ownership interest of 100%.

DEVELOPMENTAL PROPERTIES

      KENSINGTON: On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska, by acquiring the 50% interest held by its former joint venture partner. The interest was acquired for $32.5 million plus a scaled net returns royalty on future gold production after Coeur recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty to be capped at 1 million ounces of production.

NOTE J--LONG-TERM DEBT

      In October 1997, the Company completed an offering of $143,750,000 principal amount of 7.25% Convertible Subordinated Debentures due 2005 which are convertible into shares of common stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, have no other funding requirements until maturity, and mature October 31, 2005.

      The $49.8 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each one thousand dollars of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company and mature June 10, 2002.

      The $95 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures, which have no other funding requirements until maturity, mature January 31, 2004.

      On October 31, 1997, the Company paid $24 million to retire the existing loan balance with a bank syndicate lead by N.M. Rothschild & Sons Ltd., which substituted a general corporate loan financing for the limited recourse project financing. The agreement provides for a borrowing of up to $24.0 million. The interest rate on the facility is equal to LIBOR plus 1.5%. The borrowing was repayable in sixteen equal quarterly installments commencing in the third quarter of 1997.

      On June 30, 1996, the Company secured a $50.0 million revolving line of credit with Rothschild Australia Ltd., in connection with the acquisition of the Company's investment in Gasgoyne Gold Mines NL. As of December 31, 1996, borrowings amounted to $18.9 million at an annual interest rate equal to LIBOR plus 1.5%. In late 1997, all outstanding amounts under the operating line were repaid in full and the line discontinued.

      The carrying amounts and fair values of long-term borrowings, as of December 31, 1997 and 1996, consisted of the following:

                                        December 31, 1997               December 31, 1996
                                   --------------------------     ---------------------------
                                   Carrying           Fair        Carrying            Fair
                                    Amount            Value         Value             Value
                                   ---------        ---------     --------           -------
       6%          Convertible
                   Subordinated
                   Debentures
                   Due 2002        $ 49,840         $ 36,750      $ 49,840           $ 45,105
       6.375%      Convertible
                   Subordinated
                   Debentures
                   Due 2004        $ 95,000         $ 74,338      $100,000           $ 93,500
       7.25%       Convertible
                   Subordinated
                   Debentures
                   Due 2005        $143,750         $108,902


      Total interest accrued in 1997, 1996, and 1995 was $16.2 million, $13.1 million, and $17.1 million, respectively, of which $5.7 million, $9.5 million, and $7.4 million, respectively, was capitalized as a cost of the mines under development.

      Interest paid was $13.7 million, $12.1 million, and $16.3 million in 1997, 1996, and 1995, respectively.

NOTE K--INCOME TAXES

      The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
           From Continuing Operations:
             Current                         $  (242)     $   203       $ 1,986
             Deferred                                      (1,387)       (1,786)
                                             --------     --------      --------
             PROVISION (BENEFIT) FOR
               INCOME TAX                    $  (242)     $(1,184)      $   200
                                             ========     ========      ========

           From Discontinued Operations:
             Current
             Deferred                                                   $ 1,608
                                                                        --------
             PROVISION FOR INCOME TAX                                   $ 1,608
                                                                        ========

           Total:
             Current                         $  (242)     $   203       $ 1,986
             Deferred                                      (1,387)       (1,786)
                                             --------     --------      --------

             PROVISION (BENEFIT) FOR
               INCOME TAX                    $  (242)     $(1,184)      $ 1,808
                                             ========     ========      ========

             Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes.
      The tax effect and sources of these differences are as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
           Reserve for loss on
             mine closure                   $ (1,175)     $   (971)     $    100
           Net mine exploration and
             development costs                 1,671        (9,299)       (2,715)
           Net lease payments                     60           591           498
           Regular tax expense (benefit)
             on utilization of net
             operating losses                 (6,142)      (32,967)        3,673
           Adjustments to net operating
             loss and credit carryforwards    (8,660)        1,046        (2,083)
           Environmental costs                                (478)           87
           Amortization of bond premium                                      689
           Unrealized investment losses                                    3,087
           Change in valuation
             allowance                        14,701         1,501        (2,420)
           Change in deferred
             state taxes                                                    (412)
           Other                                (455)         (810)         (682)
                                            ---------     ---------     ---------
           Deferred income tax expense
             (benefit)                             0        (1,387)         (178)
           Less differences attributable
             to discontinued operations                                    1,608
                                            ---------     ---------     ---------
           Deferred income tax expense
             (benefit) from continuing
             operations                     $      0      $ (1,387)     $ (1,786)
                                            =========     =========     =========

      As of December 31, 1997 the significant components of the Company's net deferred tax liability were as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                           1997                          1996
                                           ----                          ----
Deferred tax liabilities:
   PP&E, net                               $  8,527                      $ 14,132
                                           ---------                     ---------
   Total deferred tax liabilities             8,527                        14,132

Deferred tax assets:
   Net operating loss carryforwards          90,319                        80,977
   AMT credit carryforwards                   1,404                         1,650
   Business credit carryforwards                542                           542
                                           ---------                     ---------
   Total deferred tax assets                 92,265                        83,169

Valuation allowance for deferred
  tax assets                                (83,738)                      (69,037)
                                           ---------                     ---------
   Net deferred tax assets                    8,527                        14,132
                                           ---------                     ---------

   Net deferred tax liabilities            $     -0-                     $     -0-
                                           =========                     =========

      Changes in the valuation allowance relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

      The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 1997. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

      A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
Tax benefit on continuing operations
  computed at statutory rates                (35.0%)       (35.0%)       (35.0%)
Tax effect of foreign affiliates'
  statutory rates                             17.6%
Percentage depletion                         (12.3%)        (3.3%)      (190.0%)
Dividend received deduction                                              (15.4%)
Interest on foreign subsidiary debt                                      177.7%
Equity in earnings of unconsolidated
 subsidiaries                                   .6%                       49.0%
State income tax provision                                               (25.0%)
Change in valuation allowance                 27.4%         38.1%          2.7%
Utilization of net operating losses                                      (73.4%)
Federal tax assessments and
        withholding                             .2%                      116.7%
Other (net)                                    (.2%)        (1.9%)        11.6%
                                            --------      --------      --------
EFFECTIVE TAX RATE ON CONTINUING
  OPERATIONS                                  (1.7%)        (2.1%)        18.9%
                                            ========      ========      ========


      For tax purposes, as of December 31, 1997, the Company has operating loss carryforwards as follows:

                                    U.S.     New Zealand   Australia   Chile       Total
                                  --------   -----------   ---------  --------    --------
      Regular losses              $133,350   $ 85,582      $    716   $100,838    $320,486
      AMT losses                    91,366                                          91,366
      AMT credits                    1,404                                           1,404
      General business credits         542                                             542

      The operating loss carryforwards by year of expiration are as follows:

            Year of
            Expiration            Regular Tax             Amt Tax
            ----------            -----------            ---------
              2004                $   8,262
              2005                    6,349              $   4,888
              2006                   11,041                  4,352
              2007                   10,702
              2008                   10,417                  1,084
              2009                    8,994                  9,632
              2010
              2011                   72,146                 70,549
              2012                    5,439                    861
                                  ----------             ---------
                Total             $ 133,350              $  91,366
                                  ==========             =========

New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

      As of December 31, 1997, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.4 million and alternative minimum tax loss carryforwards of approximately $9.2 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses are subject to limitations.

NOTE L--SHAREHOLDERS' EQUITY AND STOCK PLANS

      On March 8, 1996, the Company completed a public preferred stock offering of $140.0 million of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 6,588,235 shares of MARCS which were offered at a public offering price of $21.25 per share. Each share of MARCS is mandatorily convertible four years after issuance into 1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless converted earlier by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS is $1.488 per share, payable quarterly. The dividends are deducted in computing net income attributable to Common Shareholders. On April 8, 1996, the Company sold an additional 489,598 shares of MARCS to the underwriters as a result of their exercise of an overallotment option granted to them in connection with the public offering. With the exercise of the overallotment option, the Company sold a total of 7,077,833 shares of MARCS for a total offering price of $150.4 million which resulted in net proceeds to the Company of $144.6 million.

      In June 1989, the shareholders adopted a shareholder rights plan which entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized junior preferred stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. Any preferred shares issued are not redeemable. At December 31, 1997 and 1996, there were a total of 21,890,971 outstanding rights which was equal to the number of outstanding shares of common stock.

      The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan (the "Long-Term Plan"). Under the Annual Plan in 1995, benefits were payable in cash and in shares of Common Stock. Under the Annual Plan in 1997 and 1996, benefits are payable in cash only. For the year ended December 31, 1995, the Company awarded 21,656 shares of Common Stock under the Annual Plan, representing additional compensation of $.4 million based on the fair market value of the shares at the date of the award.

      Under the Long-Term Plan, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 1997, options for 365,381 shares were issued under the plan. As of December 31, 1997 and December 31, 1996, nonqualified and incentive stock options to purchase 612,447 shares and 314,727 shares, respectively, were outstanding under the Long-Term and Directors' Plans. The options are exercisable at prices ranging from $13.125 to $27.00 per share.

      The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which was approved by the shareholders in May 1995. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 1997, December 31, 1996 and December 31, 1995, a total of 16,600, 12,210 and 11,287 options, respectively, had been granted in lieu of $.1 million, $.1 million and $.1 million, respectively, of foregone directors' fees.

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that cost over the vesting period. The Company has adopted the disclosure-only provision of

Statement No. 123 and therefore continues to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation cost been recognized based on the fair value at the date of the grant for the options awarded under the plans, pro-forma amounts of the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
      Net income (loss) as reported         $(14,083)     $(54,570)     $  1,154
      Net income (loss) pro forma           $(14,482)     $(54,772)     $  1,067

      Basic and diluted net income
         (loss) per share as reported       $   (.64)     $  (2.54)     $    .07
      Basic and diluted net income
         (loss) per share pro forma         $   (.66)     $  (2.55)     $    .07


      The fair value of each option grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.75% to 7.95%; expected option life of 4 years for officers and directors; expected volatility of .385 to .399; and no expected dividends. The weighted average value of options granted during the years ended December 31, 1997, 1996 and 1995 were $5.67, $8.19 and $6.65, respectively. The effect of applying Statement No. 123 for providing pro forma disclosures for fiscal years 1997, 1996 and 1995 is not likely to be representative of the effects in future years because options vest over a 4-year period and additional awards generally are made each year.

      Total compensation expense charged to operations under the Plans was $1.5 million, $.9 million, and $1.1 million for 1997, 1996, and 1995, respectively. A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                         Weighted Average
                                              Shares      Exercise Price
                                           -----------    --------------
    Stock options outstanding
         at 1/1/96                            252,401       $  17.64
       Issued                                  62,326          20.88
                                              --------      --------
    Stock options outstanding
         at 12/31/96                          314,727          18.28
       Issued                                 365,381          14.52
       Canceled                               (67,661)         18.22
                                              --------       --------
    Stock options outstanding
         at 12/31/97                          612,447        $  16.05
                                              ========       ========

Stock options exercisable at December 31, 1997 and 1996 were 236,761 and 257,493, respectively.

The following table summarizes information for options currently outstanding at December 31, 1997:

                                             Options Outstanding                               Options  Exercisable
                                   ----------------------------------------------        -----------------------------
                                                      Weighted
                                                      Average          Weighted                             Weighted
                                                     Remaining         Average                              Average
          Range of                   Number          Contractual       Exercise             Number          Exercise
       Exercise Prices             Outstanding       Life (Yrs.)         Price           Exercisable         Price
       -----------------           -----------   -----------------     ----------        -----------      ------------
       $13.125 to $14.99             254,627            9.1             $13.16              13,500          $ 13.75
       $15.000 to $17.99             200,159            7.3             $16.53             114,064          $ 15.95
       $18.000 to $27.00             157,661            6.2             $20.09             109,197          $ 20.35
                                     -------                                              ---------
                                     612,447            7.8             $16.05             236,761          $ 17.86
                                     =======                                              =========

      As of December 31, 1997 and 1996, 243,244 shares and 447,696 shares, respectively, were available for future grants under the Plans and 13,873,438 shares of Common Stock were reserved for potential conversion of Convertible Subordinated Debentures.

 NOTE M--EMPLOYEE BENEFIT PLANS

      The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expense charged to operations was $.8 million, $.6 million, and $.5 million for 1997, 1996, and 1995, respectively, which is based on a percentage of salary of qualified employees.

      Effective January 1, 1995, the Company adopted a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 10% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in five different types of investment funds. Total plan expenses charged to operations were $.4 million, $.4 million and $.3 million in 1997, 1996 and 1995, respectively.

NOTE N--FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISKS

      The Company enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain firm commitments. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows resulting from the firm commitments will be adversely affected by changes in exchange rates. At December 31, 1997, 1996, and 1995, the Company had forward foreign exchange contracts of $3.0 million, $15.8 million, and $41.0 million, respectively.

      The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 1997, the Company had sold 175,000 ounces of gold for delivery on various dates through 2003 at an average price of $387.86. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. The Company realized gains of $5.3 million and $4.4 million arising from the sale of silver and gold purchased on the open market which was then delivered pursuant to fixed-price forward contracts during 1997 and 1995, respectively.

      Further discussions of other financial instruments held by the Company are included in Note F and Note J.

      The table below summarizes, by contract, the contractual amounts of the Company's forward exchange and forward metals contracts at December 31, 1997, 1996 and 1995.

                                        1997                           1996                           1995
                              --------------------------   -------------------------   -------------------------
                               Forward      Unrealized      Forward      Unrealized      Forward     Unrealized
                               Contracts    Gain (Loss)     Contracts    Gain (Loss)    Contracts    Gain (Loss)
                              -----------   -----------    -----------   -----------   -----------   -----------
  Currency:
   New Zealand                $  3,024      $     (7)      $ 15,845      $   (10)      $ 23,269      $    (27)
   Chilean                                                                             $ 17,699      $ (1,993)

  Forward Metal Sales         $ 67,875      $  7,404       $ 61,823      $ 3,702       $ 29,535      $  1,528

      Gains and losses related to contracts associated with firm commitments are deferred and will be recognized as the related commitments mature. For the years ended December 31, 1997, 1996, and 1995, the Company realized gains (losses) from its foreign exchange hedging programs of $(.9) million, $1.4 million and $1.9 million, respectively.

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

NOTE O--LITIGATION

      On March 22, 1996, an action was filed in the United States District for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including Coeur, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and on March 27, 1997, filed a motion for summary judgment seeking dismissal of the Company from the action. In September 1997, the
Company filed a motion for summary judgement raising the statute of limitations. Both motions are pending decision. In March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study (RI/FS) at all or parts of the Basin, and thereby, apparently focus upon response costs rather than natural resource damages. At this stage of the proceeding, it is not possible to predict the ultimate outcome thereof.

      On July 15, 1996, Coeur filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County, alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to Coeur of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. Coeur's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by Coeur in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Coeur also filed an action in federal court for the District of Idaho on July 15, 1996 against Cyprus which makes the same allegations as the Idaho State complaint, but including violations of federal securities laws. The Company voluntarily dismissed that action in January 1998.

      On July 2, 1997, a suit was filed by a shareholder of the Company's Common Stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the law suit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997, an amended complaint was filed in the proceeding adding other purchasers as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them. On October 27, 1997, the Company, its auditors and the individual defendants filed with the Court motions to dismiss the amended complaint on the ground that it fails to state a valid claim. The motions were argued on January 8, 1998 and are pending decision by the court. No assurances can be given at this early stage of the action as to its ultimate outcome.

      The Company is also subject to other pending or threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company. Depending on the timing of any future liabilities relating to these matters, the amount of which cannot now be reasonably estimated, such amounts could possibly have a material impact on the results of operations for a given period.

 NOTE P--GEOGRAPHIC SEGMENT INFORMATION

      The following table sets forth certain financial information relating to international and domestic operations.

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
REVENUES AND OTHER INCOME:
    United States                           $  83,125      $  75,815      $  65,903
    Australasia                                44,923         27,285         32,967
    South America                              31,934          2,790           (127)
                                            ----------     ----------     ----------
       Consolidated revenues                $ 159,982      $ 105,890      $  98,743
                                            ==========     ==========     ==========

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES:
    United States                           $   6,684      $   6,167      $  (3,558)
    Australasia                                 4,882        (55,491)         5,773
    South American Operations                 (20,705)           531            311
    South American Exploration                 (5,186)        (6,961)        (3,584)
                                            ----------     ----------     ----------

       Consolidated net loss from
        continuing operations before
        income taxes                        $ (14,325)     $ (55,754)     $  (1,058)
                                            ==========     ==========     ==========
IDENTIFIABLE ASSETS:
    United States                           $ 437,582      $ 379,635      $ 286,318
    Australasia                                85,223         51,848         47,114
    South America                             138,617        148,847        112,214
                                            ----------     ----------     ----------
       Consolidated assets                  $ 661,422      $ 580,330      $ 445,646
                                            ==========     ==========     ==========

NOTE Q--SUMMARY OF QUARTERLY FINANCIAL DATA

       The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                        First         Second        Third         Fourth
                                        Quarter       Quarter       Quarter       Quarter
                                        -------       -------       -------       -------
                                                  (000's-Except Per Share Data)
   1997
   Net Sales                            $ 24,670      $ 33,659      $ 38,628      $ 42,280
   Gross profit (loss)                  $ (2,492)     $ (1,849)     $ (2,056)     $  3,561(d)
   Net loss                             $ (1,721)     $   (275)(c)  $ (6,268)     $ (5,819)
   Net loss attributable to
     common shareholders                $ (4,353)     $ (2,908)(c)  $ (8,903)     $ (8,450)
   Basic and diluted net loss
     per share (b)                      $   (.08)     $   (.01)     $   (.29)     $   (.27)
   Basic and diluted net loss
     per share attributable
     to common shareholders (b)         $   (.20)     $   (.13)     $   (.41)     $   (.39)

   1996
   Net Sales                            $ 22,609      $ 18,752      $ 21,559      $ 29,811
   Gross Margin                         $  3,013      $    206      $  3,079      $  3,150
   Net income (loss)                    $    133      $(56,881)(a)  $  1,878      $    300
   Net loss attributable
     to common shareholders             $   (365)     $(59,514)     $   (755)     $ (2,333)
   Basic and diluted net income
     (loss) per share (b)               $    .01      $  (2.63)     $    .09      $    .01
   Basic and diluted net loss
     per share attributable to
     common shareholders (b)            $   (.02)     $  (2.75)     $   (.03)     $   (.11)

(a)   Includes writedown of mining properties of approximately $54.0 million.

(b) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

(c) Includes the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine.

(d) Includes the effects of the change in recovery rates at the Rochester Mine, whereby costs of mine operations decreased by approximately $7 million.