Form 10-K405/A
period 1997-12-31
COEUR D ALENE MINES CORP
filed 1998-03-25
CIK 215466

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


      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth in the pages attached hereto:

      Items 8 & 14 - Financial Statements

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COEUR D'ALENE MINES CORPORATION

                                             By:
                                                 /s/JAMES A. SABALA
                                                 -------------------------
                                                 James A. Sabala
                                                 Senior Vice President and
                                                  Chief Executive Officer
Date: March 24, 1998

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

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----
                                                                     (In Thousands Except Per Share Data)
INCOME
  Sale of concentrates and dore'                               $139,037            $ 92,731          $ 89,239
  Less cost of mine operations                                  141,873              83,283            72,210
                                                               ---------           ---------         ---------
                  GROSS PROFITS (LOSS)                           (2,836)              9,448            17,029
                                                               ---------           ---------         ---------
OTHER INCOME--interest, dividends,  and other                    20,945              13,159             9,504

                  TOTAL INCOME                                   18,109              22,607            26,533
EXPENSES
  Administration                                                 4,430                3,716             3,677
  Accounting and legal                                           2,230                1,753             1,626
  General corporate                                              6,732                7,147             6,207
  Mining exploration                                             8,722                7,695             4,854
  Interest                                                      10,320                3,635             9,746
  Writedown of mining properties                                                     54,415
  Idle facilities                                                                                       1,481
                                                               ---------           ---------         ---------
                  TOTAL EXPENSES                                 32,434              78,361            27,591
                                                               ---------           ---------         ---------

NET LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                               (14,325)            (55,754)           (1,058)
   Provision (benefit) for income taxes                            (242)             (1,184)              200
                                                               ---------           ---------         ---------
NET LOSS FROM CONTINUING OPERATIONS                             (14,083)            (54,570)           (1,258)
  Income from discontinued operations
     (net of taxes)                                                                                     2,412
                                                               ---------           ---------         ---------
NET INCOME (LOSS)                                              $(14,083)           $(54,570)         $  1,154
                                                               =========           =========         =========

NET INCOME(LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                          $(24,614)           $(62,967)         $  1,154
                                                               =========           =========         =========

BASIC AND DILUTED EARNINGS PER SHARE DATA
  Weighted average number of shares
    of Common Stock (in thousands)                               21,890              21,465            15,879
                                                               =========           =========         =========


  Net loss from continuing operations                          $   (.64)           $ (2.54)          $   (.08)
  Income from discontinued operations                                                                     .15
                                                               ---------           ---------         ---------
  Net income (loss) per share                                  $   (.64)           $  (2.54)         $    .07
                                                               =========           =========         =========

  Net loss attributable to Common Shareholders:

  Net loss from continuing operations                          $  (1.12)           $  (2.93)         $   (.08)
  Income from discontinued operations                                                                     .15
                                                               ---------           ---------         ---------
  Net income (loss) per share                                  $  (1.12)           $  (2.93)         $    .07
                                                               =========           =========         =========


     CASH DIVIDENDS PER COMMON SHARE                                               $    .15          $    .15
                                                                                   =========         =========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                     SHAREHOLDERS' EQUITY For Years Ended
                       December 31, 1997, 1996, and 1995
                                (In Thousands)

                            Preferred Stock                                               Unrealized
                               (MARCS)           Common Stock                               Gains      Repurchased and
                         -------------------  ------------------                         (Losses) on   Non-Vested Shares
                                      Par                 Par      Capital  Accumulated  Short-Term   ------------------
                          Shares     Value    Shares     Value     Surplus    Deficit    Investments   Shares    Amount   Total
                         --------  --------  --------  ---------  ---------  ---------  ------------  -------    -----    -----

Balance at January                            16,633   $16,633    $182,881   $(17,043)  $(8,820)       (1,059)  $(13,358)  $160,293
 1, 1995
Net Income                                                                      1,154                                         1,154
Cash Dividends                                                      (2,339)                                                  (2,339)
Issuance of Shares Under
 Stock Compensation Plan
 (net)

                                                  24        24         384                                            94        502
Unrealized Gains on                                                                       9,181                               9,181
 Marketable Securities
 Conversion of 7%
 Debentures
                                               4,867     4,867      66,174                                                   71,041
                          -----    ------     ------    ------    ---------   --------  --------       -------   --------  ---------

Balance at December 31,
 1995
                                              21,524    21,524     247,100    (15,889)      361        (1,059)   (13,264)   239,832
Net Loss                                                                      (54,570)                                      (54,570)
Issuance of MARCS         7,078    $7,078                          137,548                                                  144,626
Cash Dividends                                                     (11,028)                                                 (11,028)
Issuance of Shares
 Under Stock
 Compensation Plan (net)                                                                                              58         58
Shares Issued on
 Acquisition   of                              1,420     1,420      26,467                                                   27,887
 Unconsolidated
 Affiliate
Unrealized Loss on
  Marketable Securities                                                                    (713)                               (713)
Conversion of 6%                                   6         6         150                                                      156
 Debentures
Other                                                                  (50)                                                     (50)
                          -----    ------     ------    ------    ---------   --------  --------       -------   --------  ---------
Balance at December       7,078     7,078     22,950    22,950     400,187    (70,459)     (352)       (1,059)   (13,206)   346,198
 31, 1996
Net Loss                                                                      (14,083)                                      (14,083)
Cash Dividends                                                     (10,532)                                                 (10,532)
Issuance of Shares
 Under Stock
 Compensation Plan (net)                                                                                              16         16
Unrealized Gains
on
Marketable Securities                                                                       497                                 497
Other                                                                   (7)                                                      (7)
                          -----    ------     ------    ------    ---------   --------  --------       -------   --------  ---------
Balance at December 31,
 1997                     7,078    $7,078     22,950   $22,950    $389,648   $(84,542)  $   145        (1,059)  $(13,190)  $322,089
                          =====    ======     ======   =======    =========  =========  ========       =======  =========  =========


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

                    CONSOLIDATED STATEMENTS OF CASH FLOWS,
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (continued)

                                                                           Year Ended December 31,
                                                                   1997              1996              1995
                                                                   ----              ----              ----
                                                                                (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of obligations under capital leases                     (501)            (2,041)          (2,041)
   Payment of cash dividends                                       (10,532)           (11,028)          (2,339)
   Proceeds from MARCS issuance                                                       144,626
   Proceeds from 71/4% debentures issuance                         138,090
   Proceeds from bank borrowings                                                       19,186           24,000
   Payment of debenture costs                                                                           (1,346)
   Retirement of long-term debt                                    (49,513)
   Retirement of other long-term liabilities                          (226)              (260)
                                                                -----------        -----------      -----------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                        77,318            150,483           18,274
                                                                -----------        -----------      -----------


INCREASE IN CASH AND CASH EQUIVALENTS                               70,749             26,970            1,337
Cash and cash equivalents at beginning
   of year:
   Related to continuing operations                                 43,455             16,485           14,707
   Related to discontinued operations                                                                      441
                                                                -----------        -----------      -----------
                                                                    43,455             16,485           15,148
                                                                -----------        -----------      -----------
Cash and cash equivalents at end
   of year related to continuing operations                     $  114,204         $   43,455       $   16,485
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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd. and Compania Minera CDE El Bronce. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets and/or liabilities. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, where the Company can take its share of production in physical product and fund its proportionate share of expenses, are accounted for on a proportionate consolidation basis.

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

NOTE K--INCOME TAXES

      The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                               1997          1996           1995
                                            ---------      --------       --------
           From Continuing Operations:
             Current                         $  (242)     $   203       $ 1,986
             Deferred                                      (1,387)       (1,786)
                                             --------     --------      --------
             PROVISION (BENEFIT) FOR
               INCOME TAX                    $  (242)     $(1,184)      $   200
                                             ========     ========      ========

           From Discontinued Operations:
             Current
             Deferred                                                   $ 1,608
                                                                        --------
             PROVISION FOR INCOME TAX                                   $ 1,608
                                                                        ========

           Total:
             Current                         $  (242)     $   203       $ 1,986
             Deferred                                      (1,387)         (178)
                                             --------     --------      --------

             PROVISION (BENEFIT) FOR
               INCOME TAX                    $  (242)     $(1,184)      $ 1,808
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