Form 10-K405/A
period 1997-12-31
COEUR D ALENE MINES CORP
filed 1998-03-27
CIK 215466

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

      Item 1 - Business
      Item 6 - Selected Financial Data
      Items 8 & 14 - Financial Statements

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COEUR D'ALENE MINES CORPORATION

                                             By:
                                                 /s/JAMES A. SABALA
                                                 -------------------------
                                                 James A. Sabala
                                                 Senior Vice President and
                                                  Chief Executive Officer
Date: March 27, 1998

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

INTEREST IN SILVER VALLEY RESOURCES CORPORATION - THE COEUR D'ALENE MINING DISTRICT

      Silver Valley Resources Corporation ("Silver Valley") owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. Effective January 1, 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and ASARCO Inc. ("ASARCO") transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose, as a result of which Coeur and ASARCO each now own 50% of Silver Valley. During 1995, Silver Valley conducted an underground development program that increased ore reserves at the Galena Mine. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines. Underground development and exploration activities continued during 1996 and 1997.

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

INTEREST IN GASGOYNE GOLD MINES NL

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

      During the quarter ended June 30, 1996, Coeur began reporting its share of Gasgoyne's net results of operations pursuant to the equity method of accounting for investments. Such amounts are reflected as a component of other income and interest and amounted to approximately $907,000 for the eight months ended December 31, 1996. Coeur's interest in Gasgoyne is being accounted for under the equity method.

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

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------------
                                            1993            1994          1995            1996          1997 (6)
                                         ----------      ---------      ---------      ----------     ---------
                                                        (Thousands Except Per Share Information)
INCOME STATEMENT DATA:
Income:
   Sale of concentrates
    and dore'                             $ 67,990      $ 79,606        $ 89,239      $ 92,731         $139,037
   Less cost of mine operations             59,804        67,802          72,210      $ 83,283          141,873
                                          ---------     ---------       ---------     ---------        ---------
   Gross profits                             8,186       11,804           17,029         9,448           (2,836) (7)
   Other income                              5,388       12,587            9,504      $ 13,159         $ 20,945
                                          ---------     ---------       ---------     ---------        ---------
   Total income                             13,574       24,391           26,533        22,607           18,109

Other expenses                              31,548       29,392           27,591        23,946           32,434
Writedown of mining properties (4)                                                      54,415
                                          ---------     ---------       ---------     ---------        ---------
Total expenses                              31,548        29,392          27,591        78,361           32,434
                                          ---------     ---------       ---------     ---------        ---------

Net loss from continuing
  operations before income
  taxes                                    (17,974)       (5,001)         (1,058)      (55,754)         (14,325)
Provision (benefit) for
  income taxes                              (3,932)         (265)            200        (1,184)            (242)
                                          ---------     ---------       ---------     ---------        ---------
Net loss from continuing
  operations                               (14,042)       (4,736)         (1,258)      (54,570)         (14,083)
Income from discontinued
  operations(net of taxes)(1)                  752           793           2,412
                                          ---------     ---------       ---------     ---------        ---------
Income(loss) before cumulative
  effect of change in
  accounting method                        (13,290)       (3,943)          1,154       (54,570)         (14,083)
Cumulative effect of
  change in accounting
  method(2)                                  5,181
                                          ---------     ---------       ---------     ---------        ---------
Net income (loss)                         $ (8,109)     $ (3,943)       $  1,154      $(54,570)        $(14,083)
                                          =========     =========       =========     =========        =========

Net income(loss) attributable
  to Common Shareholders                  $ (8,109)     $ (3,943)       $  1,154      $(62,967)        $(24,614)
                                          =========     =========       =========     =========        =========

Basic and diluted earnings per share
  data(3):

  Net loss from continuing
    operations                            $   (.92)     $   (.31)       $   (.08)     $  (2.93)        $  (1.12)
  Income from discontinued
    operations (net of taxes)                  .05           .05             .15
                                          ---------     ---------       ---------     ---------        ---------
  Income (loss) before
    cumulative change in
    accounting method                         (.87)         (.26)            .07         (2.93)           (1.12)
  Cumulative effect of change
    in accounting method                       .34
                                          ---------     ---------       ---------     ---------        ---------
  Net income (loss) attributable
  to Common Shareholders                  $   (.53)     $   (.26)       $    .07      $  (2.93)        $  (1.12)
                                          =========     =========       =========     =========        =========
Cash dividends paid per
  Common Share                            $    .15      $    .15        $    .15      $    .15
                                          =========     =========       =========     =========
Weighted average
  number of shares of
  Common Stock                              15,308        15,371          15,879        21,465           21,890
                                          =========     =========       =========     =========        =========

BALANCE SHEET DATA:
   Total Assets                           $325,249      $412,361        $445,646       $580,330        $661,422
   Working capital                         104,883       170,087         105,597        179,626         221,610
   Long-term liabilities                   133,241       234,009         184,789        202,566         300,872
   Shareholders' equity                    170,849       160,292         239,832        346,198         322,089

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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd. and Compania Minera CDE El Bronce. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Related minority interests are not material and are included in other assets and/or liabilities. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, where the Company can take its share of production in physical product and fund its proportionate share of expenses, are accounted for on a proportionate consolidation basis. The investment in the Golden Cross Mine is an undivided interest in an unincorporated joint venture and is accounted for on the proportionate consolidation basis.

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
                                           ========                      ========

      During  the  fourth  quarter of 1997,  based on  detailed  metallurgical evaluations, the Company changed its estimates of the percentage of minerals recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. The effects of the change during the fourth quarter decreased the cost of mine operations by approximately $7 million or $0.32 per basic and diluted share.

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
                                           =========                     =========


      The valuation allowance represents the amount of deferred tax assets that more likely than not will not be realized in future years. Changes in the valuation allowance relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

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