Form 10-Q
period 1998-03-31
COEUR D ALENE MINES CORP
filed 1998-05-15
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 1-8641

                        COEUR D'ALENE MINES CORPORATION
 -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Idaho                                         82-0109423
    ---------------------------                             --------------
   (State or other jurisdiction                              (IRS Employer
         of incorporation)                                  Identification
                                                                Number)

          P.O. Box I, Coeur d'Alene, Idaho                    83816-0316
      ----------------------------------------                ----------
      (Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code: (208) 667-3511
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES _X_ NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,898,614 shares were issued and outstanding as of May 6, 1998.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            March 31, 1998 and December 31, 1997

            Consolidated Statements of Operations --                      5
            Three Months Ended March 31, 1998 and 1997

            Consolidated Statements of Cash Flows --                      6
            Three Months Ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of                       9
            Financial Condition and Results of Operations

PART II.    Other Information.                                           19

Item 6.     Exhibits and Reports on Form 8-K                             19


SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1998              1997
                                                                  ----------        ------------
ASSETS                                                                   (In Thousands)

CURRENT ASSETS
     Cash and cash equivalents                                    $ 139,243          $ 114,204
     Short-term investments                                          59,820             98,437
     Receivables                                                      9,197             11,503
     Inventories                                                     44,608             35,927
                                                                  ----------         ----------
     TOTAL CURRENT ASSETS                                           252,868            260,071

PROPERTY, PLANT, AND EQUIPMENT
     Property, plant and equipment                                  115,329            119,808
     Less accumulated depreciation                                   63,779             58,097
                                                                  ----------         ----------
                                                                     51,550             61,711

MINING PROPERTIES
     Operational mining properties                                  126,925            169,969
     Less accumulated depletion                                      52,607             61,477
                                                                  ----------         ----------
                                                                     74,318            108,492
     Developmental properties                                       134,908            134,236
                                                                  ----------         ----------
                                                                    209,226            242,728

OTHER ASSETS
     Investment in unconsolidated subsidiaries                       71,952             76,010
     Notes receivable                                                 3,099              8,498
     Debt issuance costs, net of accumulated
       amortization                                                   8,626              8,809
     Other                                                            2,616                875
                                                                  ----------         ----------
                                                                     86,293             94,192
                                                                  ----------         ----------
                                                                  $ 599,937          $ 658,702
                                                                  ==========         ==========

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1998              1997
                                                                  ----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (In Thousands)
CURRENT LIABILITIES
    Accounts payable                                              $   4,699          $   5,983
    Accrued liabilities                                               4,044              6,345
    Accrued interest payable                                          8,526              6,631
    Accrued salaries and wages                                        4,667              7,553
    Bank loans                                                        3,610              4,406
    Current portion of remediation costs                              7,300              7,300
    Current portion of obligations under
         capital leases                                                 247                243
                                                                  ----------         ----------
             TOTAL CURRENT LIABILITIES                               33,093             38,461

LONG-TERM LIABILITIES
    6% subordinated convertible debentures due 2002                  49,840             49,840
    6 3/8% subordinated convertible debentures due 2004              95,000             95,000
    7 1/4% subordinated convertible debentures due 2005             143,750            143,750
    Other long-term liabilities                                      16,554              8,403
    Long-term borrowings                                                                 1,159
                                                                  ----------         ----------
             TOTAL LONG-TERM LIABILITIES                            305,144            298,152

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
       Securities (MARCS), par value $1.00 per
         share,(a class of preferred stock) -
         authorized 7,500,000 shares, 7,077,833
         issued and outstanding                                       7,078              7,078
    Common Stock, par value $1.00 per share-
         authorized 60,000,000 shares, issued 22,957,825
         and 22,949,779 shares in 1998 and 1997
         (including 1,059,211 shares held in treasury)               22,958             22,950
    Capital surplus                                                 387,079            389,648
    Accumulated deficit                                            (142,502)           (84,542)
    Other comprehensive accumulated income:
         Unrealized gains on short-term investments                     277                145
    Repurchased and nonvested shares                                (13,190)           (13,190)
                                                                  ----------         ----------
                                                                    261,700            322,089
                                                                  ----------         ----------
                                                                  $ 599,937          $ 658,702
                                                                  ==========         ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three Months Ended March 31, 1998 and 1997


                                                  1998               1997
                                               ----------         ----------
                                          (In thousands except per share amounts)
INCOME
   Sale of concentrates and dore'              $  21,166          $  24,470
   Less cost of mine operations                   19,724             26,962
                                               ----------         ----------
         Gross Profits (Losses)                    1,442             (2,492)

   Other income - interest, dividends
      and other                                    3,589              7,805
                                               ----------         ----------
         Total Income                              5,031              5,313

EXPENSES
   Administration                                  1,021              1,067
   Accounting and legal                              471                422
   General corporate                               1,372              1,783
   Mining exploration                              1,816              1,500
   Interest                                        3,815              2,262
   Write down of mining properties                54,506
                                               ----------         ----------
   Total expenses                                 63,001              7,034
                                               ----------         ----------

NET LOSS BEFORE INCOME TAXES                     (57,970)            (1,721)
   Benefit for income taxes                           (9)
                                               ----------         ----------
NET LOSS                                       $ (57,961)         $  (1,721)
                                               ==========         ==========
NET LOSS ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                         $ (60,594)         $  (4,353)
                                               ==========         ==========

BASIC AND DILUTED LOSS PER SHARE DATA

Weighted average number of shares
   of Common Stock and equivalents used
   in calculation (in thousands)                  21,899             21,889
                                               ==========         ==========

Net loss per share attributable to
   common shareholders                         $   (2.77)         $    (.20)
                                               ==========         ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three months ended March 31, 1998 and 1997

                                                                     1998              1997
                                                                  ----------         ----------
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $ (57,961)         $  (1,721)

     Add (less) noncash items:
        Depreciation, depletion and amortization                      8,854              7,031
        Undistributed profits of unconsolidated
          subsidiaries                                                 (846)              (270)
        Write down of mining properties                              54,506
        Other changes                                                    87                 81

     Changes in operating assets and liabilities:
        Receivables                                                     559              3,066
        Inventories                                                 (11,109)            (4,817)
        Accounts payable and accrued liabilities                     (6,336)            (2,884)
        Interest payable                                              1,894               (870)
                                                                  ----------         ----------
     CASH USED IN OPERATING ACTIVITIES                              (10,352)              (384)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                     7,599
     Investment in unconsolidated affiliate                          (2,307)               (20)
     Purchase of property, plant, and equipment                        (916)              (336)
     Purchase of short-term investments and
       marketable securities                                        (10,570)            (8,403)
     Proceeds from sales of short-term investments
       and marketable securities                                     49,294             34,856
     Expenditures on developmental properties                        (3,378)            (3,586)
     Expenditures on operational mining properties                   (1,053)            (4,851)
     Other assets                                                      (334)              (228)
                                                                  ----------         ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                       38,335             17,432

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of cash dividends                                       (2,633)            (2,633)
     Other                                                             (311)              (237)
                                                                  ----------         ----------
     NET CASH USED IN FINANCING ACTIVITIES                           (2,944)            (2,870)
                                                                  ----------         ----------
     INCREASE IN CASH AND CASH EQUIVALENTS                           25,039             14,178
Cash and cash equivalents at beginning of year                      114,204             43,455
                                                                  ----------         ----------
     CASH AND CASH EQUIVALENTS AT
        MARCH 31, 1998 AND 1997                                   $ 139,243          $  57,633
                                                                  ==========         ==========

See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report or Form 10-K for the year ended December 31, 1997.

NOTE B:     Inventories

      Inventories are comprised of the following:

                                               MARCH 31,          DECEMBER 31,
                                                  1998                1997
                                               ----------         ------------
                                                      (In Thousands)
      In process and on leach pads             $  29,057           $  24,617
      Concentrate and dore' inventory             12,006               5,839
      Supplies                                     4,761               5,471
                                               ----------          ----------
                                               $  45,824           $  35,927
                                               ==========          ==========

      Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. During the fourth quarter of 1997, based on historical trends and detailed metallurgical evaluations, the Company changed its estimates of the percentage of minerals to be recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. All other inventories are stated at the lower-of-cost or market, with cost being determined using first-in, first-out and weighted-average-cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE C:     Write-down of Mining Property

      During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, an analysis of El Bronce was completed to determine whether mine plans could be modified to improve operations. As a result of this analysis, Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the El Bronce Mine, which decision was based on the completion in April 1998 of a feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. A complete evaluation of operations at El Bronce was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of the evaluation, the Company determined that a write-down was required to properly reflect the estimated net realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." (FAS No. 121). Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the El Bronce mine. The charge includes approximately $8.3 million necessary to increase the Company's recorded remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs on the basis that the Company is proceeding to close the mine.

NOTE D:     Long-Term Debt

      On March 31, 1998, the Securities and Exchange Commission declared effective the Company's "shelf" Registration Statement covering its 7 1/4% Convertible Subordinated Debentures due 2005 which were sold in October 1997 to "qualified institutional buyers" and non-U.S. persons in an offering under

Rule 144A and Regulation S under the Securities Act of 1933. The Registration Statement allows Debentureholders who are listed in the prospectus to publicly resell their Debentures. Remaining holders may request that their Debentures be similarly included in the future.

      The  Debentures  have been  approved  for  listing on the New York Stock
Exchange  under  the  symbol  CDE05  and  Debentures   sold  pursuant  to  the
Registration Statement are eligible for trading on that Exchange.

NOTE E:     Income Taxes

      The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 1998, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE F:     New Accounting Standard

      As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

NOTE G:     Reclassification

      Certain reclassifications of prior-year balances have been made to conform to current year classifications.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The results of the Company's operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company's control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

      The Company's currently operating mines are the Rochester mine in Nevada and the Fachinal and El Bronce mines in Chile, all of which are wholly-owned and operated by the Company. On April 28, 1998, the Company discontinued all mining and milling operations at the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest.

      The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and are expected to continue until mid 1998) and the Galena Mine (where operations resumed in May 1997) in the Coeur d'Alene Mining District of Idaho. In May 1997, the Company increased its ownership to 50% of Gasgoyne Gold Mines NL, ("Gasgoyne"), an Australian gold mining company which owns a 50% interest in the Yilgarn Star Gold Mine in Australia.

      The market price of gold has declined to levels that are the lowest since 1985. The first quarter average price of gold was $294.18. The market price of silver (Handy & Harman) and gold (London Final) on May 6, 1998 were $5.97 per ounce and $301 per ounce, respectively. If the current gold price range in the low $300's continues, the Company will need to reduce production costs and/or expand minable ore reserves at its Fachinal Mine in Chile to operate the mine profitably. Alternatively, if such prices continue, the Company may elect to place the mine on temporary standby and halt production there to conserve ore reserves until gold prices increase.

      The Company is required by Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", to review the valuations of its mining properties. Such a review was recently completed with respect to all of the Company's properties. During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, an analysis of El Bronce was completed to determine whether mine plans could be modified to improve operations. As a result of this evaluation, Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the El Bronce Mine, which decision was based on the completion in April 1998 of a feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. A complete evaluation of operations at El Bronce was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in FASB Statement No. 121. Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the El Bronce mine. The charge includes approximately $8.3 million necessary to increase the Company's recorded remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs on the basis that the Company is proceeding to close the mine. Due to the underperformance and planned closure of El Bronce, the Company expects that gold production for the remainder of 1998 will be approximately 35,000 gold ounces less than originally anticipated in the Company's 1998 budget.

      Should currently depressed price levels continue for an extended period of time and/or if the Company is unable to reduce production costs or expand commercial ore reserves at the Company's mining properties, the Company may need to effect additional asset writedowns, particularly in the case of the Fachinal and the Kensington properties.

      On April 14, 1998, the Company announced that it had received the Environmental Protection Agency's (EPA) National Pollution Discharge Elimination System (NPDES) permit for the Kensington property, a wholly-owned development gold property located 45 miles north of Juneau, Alaska. The State of Alaska has reviewed and certified that the NPDES complies with state standards. With receipt of the NPDES permit, the Company has now obtained all significant permits necessary to proceed with development of the mine. A production decision at the Kensington property, in which the Company had invested $126.4 million (including $28.2 million of capitalized interest) at March 31, 1998, is subject to satisfactory completion of an optimization study designed to reduce capital and operating costs, satisfactory results from a development program designed to increase the current 1.9 million ounce gold reserve and approval by the Company's Board of Directors. The Company does not intend to develop Kensington unless the optimization study and development program demonstrate results required to make Kensington an economically-viable project. Based on current mine design and market price of gold, there can be no assurances at this time that the Company will proceed to place the Kensington project into commercial production.

      The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

      This document contains numerous forward-looking statements relating to the Company's gold and silver mining business. The United States Private Securities Litigation Reform Act of 1955 provides a "safe harbor" for certain forward looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 1998 and 1997:

                                             Three Months Ended
                                                 March  31,
                                      ------------------------------
                                         1998                1997
                                      ----------          ----------
ROCHESTER MINE
    Gold ozs.                             25,194              15,823
    Silver ozs.                        1,582,960           1,531,129
    Cash Costs per oz./silver              $4.71               $4.01
    Full Costs per oz./silver              $5.27               $4.68

GALENA MINE
    Silver ozs.                          379,610                 N/A
    Cash Costs per oz./silver              $4.44                 N/A
    Full Costs per oz./silver              $5.53                 N/A

COEUR MINE
    Silver ozs.                           79,336             316,738
    Cash Costs per oz./silver              $4.89               $2.76
    Full Costs per oz./silver              $5.81               $3.90

YILGARN STAR MINE
    Gold ozs.                             12,569               7,445
    Cash Costs per oz./gold              $204.21             $243.58
    Full Costs per oz./gold              $416.56             $260.83

FACHINAL MINE
    Gold ozs.                              6,967               8,120
    Silver ozs.                          468,420             600,206
    Cash Costs per oz./gold              $324.27             $318.21
    Full Costs per oz./gold              $509.59             $483.89

EL BRONCE MINE
    Gold ozs.                             10,779              11,294
    Silver ozs.                           20,170              22,270
    Cash Costs per oz./gold              $381.18             $363.99
    Full Costs per oz./gold              $480.45             $427.04

GOLDEN CROSS MINE
    Gold ozs.                              8,914              17,281
    Silver ozs.                           27,412              71,930
    Cash Costs per oz./gold              $221.20             $299.50
    Full Costs per oz./gold              $221.20             $369.82

CONSOLIDATED TOTALS
    Gold ozs.                             64,423              59,963
    Silver ozs.                        2,557,908           2,542,273

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      Rochester experienced record precipitation during the first quarter of 1998 due to the effects of El Nino. As a result, solution processed through the mill increased resulting in more ounces recovered during the first quarter of 1998. However, the excessive precipitation also resulted in reduced operating efficiencies causing ore tons mined and placed on the heap pads during the first quarter of 1998 to be approximately 177,000 tons under budget. Due to the typical delay in the leaching process, ounces recovered during the second quarter of 1998 are expected to be less than previously anticipated. The Company plans to increase tons mined during the second quarter of 1998 in order to replace the 1998 first quarter shortfall. By so doing, the Company anticipates it will meet its originally planned production for 1998.

      The Company is currently undergoing an optimization study consisting of deep-drilling and metallurgical testing programs at Rochester designed to add reserves and extend the present 8-year mine life.

GALENA MINE

      Operations at the Galena mine commenced in May 1997. Accordingly, 1997 first quarter comparative data is not available.

COEUR MINE

      The increase in cash cost per ounce for the first quarter of 1998 over the same quarter of 1997 is primarily due to the fact that operations at the Coeur mine are winding down and are expected to be completed in mid-1998.

YILGARN STAR MINE

      The increase in full cost per ounce for the first quarter of 1998 compared to the same quarter of 1997 is primarily due to the fact that, in May 1997, the Company increased its ownership to 50% of Gasgoyne, which owns a 50% interest in the Yilgarn Star Gold Mine in Australia. The Joint Venture is presently carrying out a planned regional exploration program designed to increase short-term and long-term reserves at the Yilgarn Star mine.

FACHINAL MINE

      Lower than budgeted production in gold and silver at the Fachinal mine during the first quarter of 1998 was principally the result of decreased production at the Juncos vein due to ramp development necessary to gain access to the lower end of the deposit. Furthermore, the Guanaco reserves were reaching the end of their planned life during the first quarter. The GU-8 vein, an extension of Guanaco, is scheduled to begin production in May 1998. Due to continuing exploration efforts, additional reserves have been identified in and around the open pit and in the vicinity of Guanaco.

      During April 1998, the Company completed its preliminary exploration program at Furioso, an exploration tenement upon which the Company holds an option. The property is situated approximately 30 kilometers southwest of the Fachinal mine. In connection with Furioso, the Company completed an environmental study during April 1998 and submitted permit applications. Should the Company exercise its option to acquire Furioso and begin operations at the site, it is estimated that ore mined at Furioso would be processed at the Fachinal mill.

GOLDEN CROSS MINE

      In accordance with plan, the Company discontinued mining and milling operations at the Golden Cross mine in New Zealand on April 28, 1998. The average cash cost per ounce for the first quarter of 1998 declined from the first quarter of 1997 due to the reduction in scope of the Company's mining operations. Due to a prior write-down of the Golden Cross mine, cash costs per ounce in the first quarter of 1998 were equivalent to full costs per ounce during that same quarter.

      Decommissioning of the Golden Cross mine is underway and remediation and reclamation efforts are proceeding as planned.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

SALES AND GROSS PROFITS

      Sales of concentrates and dore' in the first quarter of 1998 decreased by $3.3 million, or 14%, from the first quarter of 1997. The decrease in sales is primarily attributable to lower average gold prices and decreased metal sales from the Golden Cross Mine due to the fact the Company is winding down operations at the Golden Cross Mine. In the first quarter of 1998, the Company produced a total of 2,557,908 ounces of silver and 64,423 ounces of gold compared to 2,542,273 ounces of silver and 59,963 ounces of gold in the first quarter of 1997. Silver and gold prices averaged $6.25 and $294.18 per ounce, respectively, in the first quarter of 1998, compared with $5.02 and $351.17 per ounce, respectively, in the first quarter of 1997. In the first quarter of 1998, the Company realized average silver and gold prices of $6.41 and $326.63, respectively, compared with realized market prices of $5.03 and $359.21, respectively, in the prior year's first quarter.

      The cost of mine operations in the first quarter of 1998 decreased by $7.2 million, or 27%, from the prior year's comparable quarter. The decrease is primarily due to the fact that the Company (i) substantially discontinued operations at the Golden Cross Mine; and (ii) changed its recovery rates at the Rochester Mine during the fourth quarter of 1997 as previously reported.

      Gross profit from mining operations in the first quarter of 1998 amounted to $1.4 million compared to gross losses from mining operations of $2.5 million in the first quarter of 1997. The $3.9 million increase in gross profit is due to the above mentioned changes in sales and cost of mine operations coupled with higher silver prices, offset by lower gold prices, realized in the first quarter of 1998.

OTHER INCOME

      Interest and other income in the first quarter of 1998 decreased by $4.2 million, or 54%, compared with the first quarter of 1997. The decrease is due primarily to a gain in the first quarter of 1997 of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts.

EXPENSES

      Total expenses in the first quarter of 1998 increased by $56.0 million over the prior year's first quarter. The increase is primarily due to a write-down of the El Bronce Mine totaling approximately $54.5 million and an increase in interest expense of $1.6 million. The increase in interest expense is primarily attributable to the issuance, in the fourth quarter of 1997, of $143.75 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $58.0 million in the first quarter of 1998 compared to a net loss of $1.7 million in the first quarter of 1997. In the first quarter of 1998, the Company paid dividends of $2.6 million on its Manditorily Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $60.6 million, or $2.77 per share, for the first quarter 1998, compared to a loss of $4.4 million, or $.20 per share, for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at March 31, 1998 was approximately $219.8 million compared to $221.6 million at December 31, 1997. The ratio of current assets to current liabilities was 7.6 to 1.0 at March 31, 1998 compared to 6.8 to 1.0 at December 31, 1997.

      Net cash used in operating activities in the first quarter of 1998 was $10.4 million compared to $.4 million used in operating activities in the first quarter of 1997. In the first quarter of 1998, operating cashflow was impacted by the buildup of work-in-progress inventories at Fachinal and Golden Cross. These inventories were sold early in the second quarter of 1998. Net cash provided by investing activities in the first quarter of 1998 was $38.3 million compared to $17.4 million in the prior year's comparable period. The increase is primarily due to proceeds received from sales of short-term investments and marketable securities. Net cash used in financing activities was $2.9 million in the first quarter of 1998 and 1997. As a result of the above, cash and cash equivalents increased by $25.0 million in the first quarter of 1998 compared to a $14.2 million increase for the comparable period in 1997.

SHELF REGISTRATION OF 7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2005

      On March 31, 1998, the Securities and Exchange Commission declared effective the Company's "shelf" Registration Statement covering its 7 1/4% Convertible Subordinated Debentures due 2005 which were sold in October 1997 to "qualified institutional buyers" and non-U.S. persons in an offering under Rule 144A and Regulation S under the Securities Act of 1933. The Registration

Statement allows Debentureholders who were listed in the prospectus to publicly resell their Debentures. Remaining holders may request that their Debentures be similarly included in the future.

      The  Debentures  have been  approved  for  listing on the New York Stock
Exchange  under  the  symbol  CDE05  and  Debentures   sold  pursuant  to  the
Registration Statement are eligible for trading on that Exchange.

FEDERAL NATURAL RESOURCES ACTION

      On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Resources Compensation and Liability Act (CERCLA) and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the U.S. government in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and, on March 27, 1997, filed a motion seeking dismissal of the Company from the action. In September 1997, the Company filed an additional motion for summary judgment raising the statute of limitations. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove its case pursuant to an administrative record, requiring the parties to submit further facts as to the issue of trusteeship, and setting oral arguments on the trusteeship and statute of limitations motions for June 12, 1998. In March 1998, the Environmental Protection Agency announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Basin and, thereby, apparently focus upon response costs rather than natural resource damages. At this initial stage of the proceeding, it is not possible to predict its ultimate outcome.

SECURITIES LAWSUIT

      On July 2, 1997 a suit was filed by purchasers of the Company's common stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditors as defendants. Plaintiffs allege the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seek certification of the lawsuit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997 an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and the defendants intentionally and fraudulently disseminated statements which were false and misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them. On October 27, 1997, the Company, its auditors and the individual defendants filed with the Court motions to dismiss the amended complaint on the grounds that it fails to state a valid claim. On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions. At the same time, the Court warned plaintiffs that they will be liable for all of defendants' attorney's fees and costs of litigation if defendants successfully bring a motion for summary judgment after the close of discovery. No assurances can be given at this early stage of the action as to its ultimate outcome.

YEAR 2000 CONSEQUENCES

      The Company has reviewed all significant computer systems for compatibility with the change to the year 2000. As a result of that review, a program is now underway to ensure that all of the Company's significant computer systems are year 2000 compliant by the end of 1998 by installing commercially available software packages without significant modification. The Company's management has carefully evaluated its year 2000 compliance program, as well as the extent to which it will be affected by non-year 2000 compliant computer systems of suppliers and other third parties, and anticipates no material impact on the Company's ability to continue normal business operations. The Company estimates that the costs associated with implementation of its year 2000 program will amount to less than $130,000.

PART II.    Other Information

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            No. 27 Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            On March 17, 1998, the Company filed Amendment No. 4 to its Form 8-K that was filed on April 30, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated May 14, 1998                /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated May 14, 1998                /s/KEVIN L. PACKARD
                                  --------------------
                                  Kevin L. Packard
                                  Vice President,
                                  Chief Financial Officer
                                  and Treasurer