Form 10-Q
period 1998-06-30
COEUR D ALENE MINES CORP
filed 1998-08-14
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 1-8641

                        COEUR D'ALENE MINES CORPORATION
 -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Idaho                                         82-0109423
  -------------------------------                           --------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                           Identification
                                                                Number)

          P.O. Box I, Coeur d'Alene, Idaho                    83816-0316
      ----------------------------------------                ----------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,898,614 shares were issued and outstanding as of August 13, 1998.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            June 30, 1998 and December 31, 1997

            Consolidated Statements of Operations --                      5
            Six Months Ended June 30, 1998 and 1997

            Consolidated Statements of Cash Flows --                      6
            Six Months Ended June 30, 1998 and 1997


            Notes to Consolidated Financial Statements                    7


Item 2.     Management's Discussion and Analysis of                       9
            Financial Condition and Results of Operations


PART II.    Other Information                                            23

Item 4.     Submission of Matters to a Vote of Security Holders          23

Item 6.     Exhibits and Reports on Form 8-K                             23


SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    June 30,        December 31,
                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $ 144,997          $ 114,204
     Short-term investments                                          41,025             98,437
     Receivables                                                      8,934             11,503
     Inventories                                                     42,328             35,927
                                                                  ----------         ----------
     TOTAL CURRENT ASSETS                                           237,284            260,071

PROPERTY, PLANT, AND EQUIPMENT
     Property, plant and equipment                                  105,103            119,808
     Less accumulated depreciation                                   54,084             58,097
                                                                  ----------         ----------
                                                                     51,019             61,711

MINING PROPERTIES
     Operational mining properties                                  127,527            169,969
     Less accumulated depletion                                      55,736             61,477
                                                                  ----------         ----------
                                                                     71,791            108,492
     Developmental properties                                       140,638            134,236
                                                                  ----------         ----------
                                                                    212,429            242,728

OTHER ASSETS
     Investment in unconsolidated subsidiaries                       69,245             76,010
     Notes receivable                                                 1,496              8,498
     Debt issuance costs, net of accumulated
       amortization                                                   8,712              8,809
     Other                                                            2,716                875
                                                                  ----------         ----------
                                                                     82,169             94,192
                                                                  ----------         ----------
                                                                  $ 582,901          $ 658,702
                                                                  ==========         ==========

                                                                     UNAUDITED

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                    June 30,        December 31,
                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                              $   3,946          $   5,983
    Accrued liabilities                                              11,972              6,345
    Accrued interest payable                                          4,564              6,631
    Accrued salaries and wages                                        3,926              7,553
    Bank loans                                                                           4,406
    Current portion of remediation costs                              7,300              7,300
    Current portion of obligations under
         capital leases                                                 381                243
                                                                  ----------         ----------
             TOTAL CURRENT LIABILITIES                               32,089             38,461

LONG-TERM LIABILITIES
    6% subordinated convertible debentures due 2002                  49,840             49,840
    6 3/8% subordinated convertible debentures due 2004              95,000             95,000
    7 1/4% subordinated convertible debentures due 2005             143,750            143,750
    Other long-term liabilities                                       8,434              8,403
    Long-term borrowings                                                                 1,159
                                                                  ----------         ----------
             TOTAL LONG-TERM LIABILITIES                            297,024            298,152

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Mandatory Adjustable Redeemable Convertible
       Securities (MARCS), par value $1.00 per
         share,(a class of preferred stock) -
         authorized 7,500,000 shares, 7,077,833
         issued and outstanding                                       7,078              7,078
    Common Stock, par value $1.00 per share-
         authorized 60,000,000 shares, issued 22,957,835
         and 22,949,779 shares in 1998 and 1997
         (including 1,059,211 shares held in treasury)               22,958             22,950
    Capital surplus                                                 384,446            389,648
    Accumulated deficit                                            (147,667)           (84,542)
    Other comprehensive accumulated income:
         Unrealized gains on short-term investments                     163                145
    Repurchased and nonvested shares                                (13,190)           (13,190)
                                                                  ----------         ----------
                                                                    253,788            322,089
                                                                  ----------         ----------
                                                                  $ 582,901          $ 658,702
                                                                  ==========         ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                       Three Months Ended June 30, 1998
                      and 1997 Six Months Ended June 30,
                                 1998 and 1997

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
                                                     (In thousands except for per share data)
INCOME
 Sale of concentrates and dore'             $    32,256    $    33,659    $    53,422    $   58,129
 Less cost of mine operations                    29,950         35,508         49,674        62,574
                                            ------------   ------------   ------------   -----------
     Gross Profit (Loss)                          2,306         (1,849)         3,748        (4,445)

OTHER INCOME
 Interest and other                               2,307          9,780          5,896        17,586
                                            ------------   ------------   ------------   -----------
     Total Income                                 4,613          7,931          9,644        13,141

EXPENSES
 Administration                                     999          1,212          2,020         2,339
 Accounting and legal                               456            463            927           885
 General corporate                                1,686          1,934          3,058         3,555
 Interest                                         3,653          2,087          7,468         4,348
 Mining exploration                               2,557          2,512          4,373         4,011
 Write down of mining
     properties                                                                54,506
                                            ------------   ------------   ------------   -----------
     Total Expenses                               9,351          8,208         72,352         15,138
                                            ------------   ------------   ------------   -----------

NET LOSS FROM CONTINUING
     OPERATIONS BEFORE TAXES                     (4,738)          (277)       (62,708)       (1,997)
     Income tax (benefit) provision                 428             (2)           418            (2)
                                            ------------   ------------   ------------   -----------
NET LOSS                                    $    (5,166)   $      (275)   $   (63,126)   $   (1,995)
                                            ============   ============   ============   ===========

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                       $    (7,799)   $    (2,908)   $   (68,392)   $   (7,261)
                                            ============   ============   ============   ===========

BASIC AND DILUTED LOSS PER SHARE DATA
     Weighted average number
        of shares of Common Stock
        and equivalents used in
        calculation                              21,899         21,890         21,899        21,889
                                            ============   ============   ============   ===========

Net Loss per share attributable
   to Common Shareholders                   $      (.36)   $      (.13)   $     (3.12)   $     (.33)
                                            ============   ============   ============   ===========

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Six months ended June 30, 1998 and 1997

                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $ (63,126)         $  (1,995)
     Add noncash items:
        Depreciation, depletion and amortization                     16,728             13,455
        Undistributed losses of unconsolidated subsidiaries             680
        Write down of mining properties                              54,506
        Other changes                                                   286              1,364
                                                                  ----------         ----------
     CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
       WORKING CAPITAL CHANGES                                        9,074             12,824

     Change in working capital:
        Receivables                                                   2,038              2,717
        Inventories                                                  (8,830)            (3,157)
        Accounts payable and accrued liabilities                     (9,187)            (4,074)
        Interest payable                                             (2,070)            (1,432)
                                                                  ----------         ----------
     CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                         (8,975)             6,878

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in unconsolidated affiliates                         (3,143)           (14,643)
     Proceeds from sale of assets                                     7,667
     Purchase of property, plant, and equipment                      (2,365)            (1,264)
     Purchase of short-term investments and
        marketable securities                                       (17,203)           (54,790)
     Proceeds from sales of short-term investments and
        marketable securities                                        74,623            100,675
     Expenditures on developmental properties                        (8,098)            (6,758)
     Expenditures on operational mining properties                   (1,758)            (8,383)
     Other assets                                                      (645)               814
                                                                  ----------         ----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                       49,078             15,651
                                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Retirement of long-term debt                                    (3,610)
     Payment of cash dividends                                       (5,266)            (5,266)
     Other                                                             (434)              (457)
                                                                  ----------         ----------
NET CASH USED IN FINANCING ACTIVITIES                                (9,310)            (5,723)
                                                                  ----------         ----------

     INCREASE IN CASH AND CASH EQUIVALENTS                           30,793             16,806

Cash and cash equivalents at beginning of year                      114,204             43,455
                                                                  ----------         ----------

     CASH AND CASH EQUIVALENTS AT

        JUNE 30, 1998 AND 1997                                    $ 144,997          $  60,261
                                                                  ==========         ==========

See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report or Form 10-K for the year ended December 31, 1997.

NOTE B:     Inventories

      Inventories are comprised of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                  1998               1997
                                               ----------         ----------
                                                      (In Thousands)
      In process and on leach pads             $  32,440          $  24,617
      Concentrate and dore' inventory              6,342              5,839
      Supplies                                     3,546              5,471
                                               ----------         ----------
                                               $  42,328          $  35,927
                                               ==========         ==========

      Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. During the fourth quarter of 1997, based on historical operating results and detailed metallurgical evaluations, the Company changed its estimates of the percentage of minerals to be recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. The effects of the change for the first six months of 1998 decreased the costs of mine operations by approximately $11.4 million. All other inventories are stated at the lower-of-cost or market, with cost being determined using first-in, first-out and weighted-average-cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE C:     Write-down of Mining Property

      During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, an analysis of El Bronce was completed to determine whether mine plans could be modified to improve operations. As a result of this analysis, the Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the El Bronce Mine, which decision was based on the completion in April 1998 of a feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. A complete evaluation of operations at El Bronce was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of the evaluation, the Company determined that a write-down was required to properly reflect the estimated net realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." (FAS No. 121). Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the El Bronce mine. The charge includes approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs on the basis that the Company is proceeding to close the mine.

NOTE D:     Long-Term Debt

      During July and August 1998, the Company repurchased approximately $3.8 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 and approximately $23.0 million principal amount of its

7 1/4% Convertible Subordinated Debentures due 2005 for a total purchase price of approximately $19.6 million, excluding purchased interest of approximately $425,000. The Company anticipates that as a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $1.7 million. As a result of the buyback of these debentures, the Company expects to record an extraordinary gain of approximately $6.3 million, net of taxes, during the third quarter of 1998 on the reduction of its indebtedness.

NOTE E:     Income Taxes

      The Company has reviewed its net deferred tax asset for the six-month period ended June 30, 1998, together with net operating loss carryforwards, and has determined to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989 and the current level of gold and silver prices. As a result, the Company's net deferred tax asset has been fully reserved.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The results of the Company's operations are significantly affected by the market prices of silver and gold which may fluctuate widely and are affected by many factors beyond the Company's control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

      The Company's currently operating mines are the Rochester Mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho in which the Company owns a 50% interest through Silver Valley Resources Corporation, the Yilgarn Star Mine in Australia in which the Company owns a 25% interest through Gasgoyne Gold Mines NL and the Fachinal and El Bronce mines in Chile. On April 28, 1998, the Company discontinued all mining and milling operations at the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest. The Company wrote off its investment in the El Bronce Mine in the first quarter of 1998 and is proceeding with a plan to close the mine.

      The market price of gold has declined to levels that are the lowest since 1985. During the six-month period ending June 30, 1998, the average spot price of gold was $297.04. The market price of silver (Handy & Harman) and gold (London Final) on August 10, 1998 were $5.31 per ounce and $285.60 per ounce, respectively. If the current gold price range in the low $300's continues for an extended period of time, the Company will need to further reduce production costs and/or continue to expand minable are reserves at its Fachinal Mine in Chile to operate the mine profitably. Alternatively, if such prices continue and reductions in production are not achieved and/or minable reserves are not expanded, the Company may elect to place the mine on temporary standby and halt production there to conserve ore reserves until gold prices increase.

      The Company is required by Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", to review the valuations of its mining properties. Such a review was recently completed with respect to all of the Company's properties. During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, an analysis of El Bronce was completed to determine whether mine plans could be modified to improve operations. As a result of this evaluation, the Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the El Bronce Mine, which decision was based on the completion in April 1998 of a feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. A complete evaluation of operations at El Bronce was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in FASB Statement No. 121. Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the El Bronce mine. The charge includes approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs on the basis that the Company is proceeding to close the mine. Due to the underperformance and planned closure of El Bronce, the Company expects that gold production at El Bronce for the remainder of 1998 will be approximately 22,500 gold ounces lower than the 59,900 ounces originally anticipated in the Company's 1998 budget.

      On April 14, 1998, the Company announced that it had received the Environmental Protection Agency's (EPA) National Pollution Discharge Elimination System (NPDES) permit for the Kensington property, a wholly-owned development gold property located 45 miles north of Juneau, Alaska. The State of Alaska has reviewed and certified that the NPDES complies with state standards. With receipt of the NPDES permit, the Company has now obtained all significant permits necessary to proceed with development of the mine. A production decision at the Kensington property, in which the Company had invested $130.4 million (including $29.9 million of capitalized interest) at June 30, 1998, is subject to satisfactory completion of an optimization study designed to reduce capital and operating costs, satisfactory results from a development program designed to significantly increase the current 1.9 million ounce gold reserve and approval by the Company's Board of Directors. The Company does not intend to develop Kensington unless the optimization study and development program demonstrate results required to make Kensington an economically-viable project at prevailing gold prices. Based on current mine design and market price of gold, there can be no assurances at this time that the Company will proceed to place the Kensington project into commercial production.

      Should currently depressed gold price levels continue for an extended period of time and/or if the Company is unable to reduce production costs or expand commercial ore reserves at the Company's mining properties, the Company may need to effect additional asset writedowns, particularly in the case of the Fachinal and Kensington properties.

      The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's silver and/or gold production.

      This document contains numerous forward-looking statements relating to the Company's silver and gold mining business. The United States Private Securities Litigation Reform Act of 1955 provides a "safe harbor" for certain forward looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      The following table sets forth the amounts of silver and gold produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three- and six-month periods ended June 30, 1998 and 1997:

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
ROCHESTER MINE
    Gold ozs.                                   20,453         22,215         45,647         38,038
    Silver ozs.                              1,658,257      1,681,213      3,241,216      3,212,342
    Cash Costs per eq. oz./silver                $4.26          $3.62          $4.37          $3.76
    Full Costs per eq. oz./silver                $4.86          $4.21          $4.94          $4.38

GALENA MINE
    Silver ozs.                                385,313         48,361        764,923         48,361
    Cash Costs per oz./silver                    $4.45                         $4.45
    Full Costs per oz./silver                    $5.52                         $5.52

COEUR MINE
    Silver ozs.                                 51,298        396,113        130,633        712,851
    Cash Costs per oz./silver                    $6.13          $2.75          $5.34          $2.72
    Full Costs per oz./silver                    $7.19          $3.53          $6.37          $3.67

YILGARN STAR MINE
    Gold ozs.                                   11,175          9,615         23,744         17,060
    Cash Costs per oz./gold                    $242.66        $246.35        $222.29        $252.07
    Full Costs per oz./gold                    $437.97        $405.79        $415.42        $378.06

FACHINAL MINE
    Gold ozs.                                    6,837          8,534         13,804         16,654
    Silver ozs.                                389,494        493,663        857,914      1,093,869
    Cash Costs per eq. oz./gold                $306.82        $348.28        $316.71        $333.41
    Full Costs per eq. oz./gold                $517.77        $520.00        $514.12        $502.09

EL BRONCE MINE
    Gold ozs.                                   10,862         12,288         21,641         23,582
    Silver ozs.                                 23,481         25,039         43,651         47,309
    Cash Costs per oz./gold                    $428.57        $337.27        $404.97        $346.89
    Full Costs per oz./gold                    $491.96        $398.62        $481.70        $409.06

GOLDEN CROSS MINE
    Gold ozs.                                    6,945         21,401         15,858         38,682
    Silver ozs.                                 22,124         72,177         49,536        144,123
    Cash Costs per oz./gold                    $195.14        $248.39        $210.51        $271.22
    Full Costs per oz./gold                    $195.14        $279.39        $210.51        $319.80

CONSOLIDATED TOTALS
    Gold ozs.                                   56,272         74,053        120,694        134,016
    Silver ozs.                              2,529,967      2,716,566      5,087,873      5,258,855

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      Rochester experienced record precipitation during the first half of 1998 due to the effects of El Nino. As a result, solution processed through the mill increased resulting in more ounces recovered during the first half of 1998 than originally anticipated in the 1998 budget. However, the excessive precipitation also resulted in reduced operating efficiencies causing ore tons mined and placed on the heap pads during the first half of 1998 to be under budget. Due to the typical delay in the leaching process, ounces recovered during the third quarter of 1998 are expected to be less than previously budgeted. The Company plans to increase tons mined during the second half of 1998 in order to replace the anticipated shortfall. By so doing, the Company anticipates it will meet its originally planned 1998 production at the Rochester mine of 6.7 million ounces of silver and 77,000 ounces of gold.

      The Company is currently undergoing an optimization study consisting of deep-drilling and metallurgical testing programs at Rochester designed to add reserves and extend the present 8-year mine life. The Company has retained an engineering firm to complete the Phase I basic engineering for the fine crush project currently being evaluated. The project's overall incremental recovery improvement for silver of approximately 8% and for gold of approximately 3% over the current recovery levels of 59% and 90%, respectively, has been preliminarily confirmed. Reduction capabilities with the crushing manufacturer and geotechnical testing are underway to conduct a planned 8 to 10 thousand ton bulk test heap during August 1998. Successful application of the fine crush technology to future mining operations at Rochester is expected to increase annual production by an estimated 800,000 silver equivalent ounces. Provided the economics support such a decision, a formal plan to proceed with the project is expected in the fourth quarter of 1998.

      During the second quarter 1998, the Company began the third consecutive year of drilling on the Nevada Packard property located near the Rochester
mine.  The  first  two  phases  of  exploratory   drilling  were  directed  at
establishing mineralization at depth, whereas, the third phase, estimated to be completed in late fall 1998, will be directed at confirming the near-surface mineralization believed to exist, thereby allowing finalization of the minable reserve estimate. At the conclusion of the current phase, the Company will have completed approximately 33,000 feet of drilling on the property. It is expected that any ore mined at the Nevada Packard property would be processed at the Rochester facility.

COEUR AND GALENA MINES

      Operations at the Galena mine commenced in May 1997. Accordingly, the first half of 1997 comparative data is not representative of expected operating levels.

      The increase in cash cost per ounce at the Coeur mine for the first half of 1998 over the same period of 1997 is primarily due to the fact that operations at the Coeur mine were winding down as planned during the first six months and terminated on July 2, 1998.

      During the second quarter of 1998, shipments of concentrate from the Galena and Coeur mines were suspended resulting in a build-up of inventories due to concern regarding the financial condition of the smelter. Accordingly, the Joint Venture operator has negotiated placement of concentrates with Asarco, Noranda and Doe Run and shipment of concentrates resumed in July, 1998.

      As part of the ongoing exploration program, underground and surface diamond drilling have commenced at the Galena and Coeur mines. Results from Phase 1 drilling are expected in August 1998. Leases on additional parcels of land adjacent to the mines were executed during the second quarter of 1998, thereby, further strengthening the Company's land position in the Coeur d'Alene Mining District.

YILGARN STAR MINE

      The increase in full cost per ounce for the first half of 1998 compared to the same period of 1997 is primarily due to the fact that, in May 1997, the Company increased its ownership to 50% of Gasgoyne, which owns a 50% interest in the Yilgarn Star Gold Mine in Australia.

      The Nevoria Mill, which processed ore from the open pit, ceased operations in July 1998 and is expected to be placed on a care and maintenance basis following the depletion of reserves at the open pit. For the six-months ended June 30, 1998, the Company's share of production recovered from the Yilgarn Star mine totaled 23,744 gold ounces of which 7,209 ounces were attributable to ore processed through the Nevoria Mill. Due to depletion of reserves at the open pit, the Company expects that its share of gold production at Yilgarn Star for 1998 will be approximately 37,800 gold ounces, which is approximately 7,900 gold ounces less than originally anticipated in the Company's 1998 budget.

      The Joint Venture is presently carrying out planned localized and regional exploration programs designed to increase short-term and long-term reserves at the Yilgarn Star mine.

FACHINAL MINE

      Lower than budgeted production in gold and silver at the Fachinal mine during the first half of 1998 was principally the result of decreased production at the Juncos vein due to ramp development necessary to gain access to the lower end of the deposit. Furthermore, the Guanaco reserves were reaching the end of their planned life during the first half of the year. Due to continuing exploration efforts, additional reserves have been identified in and around the open pit and in the vicinity of Guanaco.

      During April 1998, the Company completed its preliminary exploration program at Furioso, an exploration tenement upon which the Company holds an option. The property is situated approximately 30 kilometers southwest of the Fachinal mine. In connection with Furioso, the Company completed an environmental study during April 1998 and submitted permit applications. Should the Company exercise its option to acquire Furioso and begin operations at the site, it is anticipated that ore mined at Furioso would be processed either on-site or at the Fachinal mill.

GOLDEN CROSS MINE

      In accordance with plan, the Company discontinued mining and milling operations at the Golden Cross mine in New Zealand on April 28, 1998. The average cash cost per ounce for the first half of 1998 declined from the first half of 1997 due to the reduction in scope of the Company's mining operations. Due to a prior write-down of the Golden Cross mine, cash costs per ounce in the first half of 1998 were equivalent to full costs per ounce during that same quarter.

      Decommissioning of the Golden Cross mine is underway and remediation and reclamation efforts are proceeding more favorably than planned due to a drier than normal climate.

RESULTS OF OPERATIONS

      Three Months Ended June 30 1998 Compared to Three Months
      Ended June 30, 1997.
      --------------------------------------------------------

SALES AND GROSS PROFITS

      Sales of concentrates and dore' in the second quarter of 1998 decreased by $1.4 million, or 4%, from the second quarter of 1997. The decrease was primarily attributable to lower average gold prices, which were partially offset by higher average silver prices, and decreased silver and gold ounces sold during the second quarter of 1998 as compared to the second quarter of 1997. In the second quarter of 1998, the Company produced a total of 2,529,967 ounces of silver and 56,272 ounces of gold compared to 2,716,566 ounces of silver and 74,053 ounces of gold in the second quarter of 1997. Silver and gold prices averaged $5.71 and $299.90 per ounce, respectively, in the second quarter of 1998, compared with $4.76 and $343.02 per ounce, respectively, in the second quarter of 1997. In the second quarter of 1998, the Company realized average silver and gold prices of $5.84 and $315.61, respectively, compared with realized prices of $4.79 and $344.78, respectively, in the prior year's second quarter

      The cost of mine operations in the second quarter of 1998 decreased by $5.6 million, or 16%, from the prior year's comparable quarter. The decrease is primarily due to the fact that the Company (i) discontinued operations at the Golden Cross Mine on April 28, 1998; and (ii) changed its recovery rates at the Rochester Mine during the fourth quarter of 1997 as previously reported.

      Gross profit from mining operations in the second quarter of 1998 amounted to $2.3 million compared to gross losses from mining operations of $1.8 million in the second quarter of 1997. The $4.2 million increase in gross profit is due to the above mentioned changes in sales and cost of mine operations in the second quarter of 1998.

OTHER INCOME

      Interest and other income in the second quarter of 1998 decreased by $7.5 million, or 76%, compared with the second quarter of 1997. The decrease is primarily the result of the receipt of $8 million of insurance proceeds in connection with the business interruption and property damage at the Golden Cross Mine during the second quarter of 1997 offset by a gain of approximately $1.2 million arising from the sale of silver purchased on the open market which was delivered pursuant to fixed- price forward contracts in the second quarter of 1998.

EXPENSES

      Total expenses in the second quarter of 1998 increased by $1.1 million over the prior year's second quarter. The increase is primarily due to an increase in interest expense of $1.6 million primarily attributable to the issuance, in the fourth quarter of 1997, of $143.75 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss before income taxes amounted to $4.7 million in the second quarter of 1998 compared to a net loss before income taxes of $.3 million in the second quarter of 1997. In the second quarter of 1998, the Company provided for $.4 million of income taxes as compared to a recorded benefit of $2,000 in the second quarter of 1997. As a result, the Company's net loss amounted to $5.2 million in the second quarter of 1998 compared to a net loss of $.3 million in the second quarter of 1997. During the second quarter of 1998, the Company paid dividends of $2.6 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $7.8 million, or $.36 per basic and diluted share, for the second quarter 1998, compared to a loss of $2.9 million, or $.13 per basic and diluted share, for the second quarter of 1997.

      SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
      JUNE 30, 1997

SALES AND GROSS PROFITS

      Sales of concentrates and dore' decreased by $4.7 million, or 8.1%, for the six months ended June 30, 1998 compared with the same period of 1997. The decrease was primarily attributable to lower average gold prices, which were partially offset by higher average silver prices, and decreased silver and gold ounces sold during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. During the first six months of 1998, the Company produced 5,087,873 ounces of silver and 120,694 ounces of gold compared to 5,258,855 ounces of silver and 134,016 ounces of gold in the first six months of 1997. Silver and gold market prices averaged $5.98 and $297.04 per ounce, respectively, in the first six months of 1998 compared to $4.89 and $347.09 per ounce, respectively, in the same period in 1997. On August 10, 1998, the market price of gold (London final) was 285.60 per ounce. In the first six months of 1998, the Company realized average silver and gold prices of $5.97 and $320.47, respectively, compared to $4.89 and $350.78, respectively, during the same period in 1997.

      The cost of mine operations in the first six months of 1998 decreased by $12.9 million, or 21%, compared with the first six months of 1997. The decrease is primarily attributable to the fact that the Company discontinued operations at the Golden Cross Mine on April 28, 1998.

      As a result of the above, gross profit from mine operations amounted to $3.7 million, in the first six months of 1998 compared to gross losses of $4.4 million from mine operations during the six months ended June 30, 1997. The $8.1 million increase in gross profits from mine operations is due to the above mentioned changes in sales and cost of mine operations in the six-month period ended June 30, 1998.

OTHER INCOME

      Other income in the first half of 1998 decreased by $11.7 million, or 66%, compared to the first half of 1997. The decrease is primarily a result of
i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997 offset in part by a gain of approximately $1.2 million arising from the sale of silver purchased on the open market which was delivered pursuant to fixed-price forward contracts in the second quarter of 1998.

EXPENSES

      Total expenses in the first half of 1998 increased by $57.2 million, or 378%, compared with the prior year's six-month period. The increase is primarily attributable to the $54.5 million writedown of the El Bronce Mine during the first quarter of 1998. In the first six months of 1998, interest expense increased by $3.1 million primarily as a result of the issuance, in the fourth quarter of 1997, of $143.75 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005.

NET LOSS

      As a result of the above, the Company's loss before income taxes amounted to $62.7 million in the first six months of 1998 compared to a net loss before taxes of $2.0 million during the same period last year. In the first half of 1998, the Company provided $.4 million in income taxes compared to a recorded benefit of $2,000 in the first half of 1997. As a result, the Company reports a net loss of $63.1 million in the first half of 1998 compared to a net loss of $2.0 million in the first half of 1997. During the first six months of 1998, the Company paid preferred dividends of $5.3 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders in the first half of 1998 was $68.4 million, or $3.12 per basic and diluted share, compared to a net loss of $7.3 million, or $.33 per basic and diluted share, attributable to common shareholders in the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at June 30, 1998 was approximately $205.2 million compared to $221.6 million at December 31, 1997. The ratio of current assets to current liabilities was 7.4 to 1.0 at June 30, 1998 compared to 6.8 to 1.0 at December 31, 1997.

      Net cash used in operating activities for the first six months of 1998 was $9.0 million compared to $6.9 million provided by operating activities during the first six months of 1997. During the first six months of 1998, operating cashflow was impacted by the buildup of work-in-process inventories, primarily the result of the change in its estimates of the percentage of minerals to be recovered through the leaching process at the Rochester Mine. Net cash provided by investing activities in the first six months of 1998 was $49.1 million compared to $15.7 million in the prior year's comparable period. The increase is primarily due to proceeds received from sales of short-term investments and marketable securities, $7.5 million proceeds from the sale of the Awak Mas property located in Indonesia, and the purchase of a 14 percent interest in Gasgoyne which occurred in May 1997. Net cash used in financing activities was $9.3 million in the first six months of 1998 compared to $5.7 million for the first six months of 1997. As a result of the above, cash and cash equivalents increased by $30.8 million in the first six months of 1998 compared to a $16.8 million increase for the comparable period in 1997.

DEBENTURE BUYBACK PROGRAM

      During July and August 1998, the Company repurchased approximately $3.8 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 and approximately $23.0 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005 for a total purchase price of approximately $19.6 million, excluding purchased interest of approximately $425,000. The Company anticipates that as a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $1.9 million. As a result of the buyback of these debentures, the Company expects to record an extraordinary gain of approximately $6.3 million, net of taxes, during the third quarter of 1998 on the reduction of its indebtedness.

FEDERAL NATURAL RESOURCES ACTION

      On March 22, 1996, an action was filed in the United States District Court for the District of Idaho (Civ. No. 96-0122-N-EJL) by the United States against various defendants, including the Company, asserting claims under the Comprehensive Environmental Resources Compensation and Liability Act (CERCLA) and the Clean Water Act for alleged damages to Federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages are identified in the complaint. However, in July 1996, the government indicated damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the U.S. government in investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992 the Company settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter and, on March 27, 1997, filed a motion for partial summary judgement seeking dismissal of the Company from the action as to natural resource damages. In September 1997, the Company filed an additional motion for summary judgment raising the statute of limitations as to natural resource damages. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, requiring the parties to submit further facts as to the issue of trusteeship, and setting oral arguments on the trusteeship and statute of limitations motions for June 12, 1998. On June 12, 1998, the Court indicated that a ruling regarding the statute of limitations and prior settlements with the Coeur d'Alene Indian Tribe and State of Idaho will be forthcoming. In March 1998, the Environmental Protection Agency announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Basin and, thereby, apparently focus upon response costs rather than natural resource damages. At this initial stage of the proceeding, it is not possible to predict its ultimate outcome.

SECURITIES LAWSUIT

      On July 2, 1997 a suit was filed by purchasers of the Company's common stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditors as defendants. Plaintiffs allege the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seek certification of the lawsuit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997 an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and the defendants intentionally and fraudulently disseminated statements which were false and misleading and failed to disclose material facts. The Company believes the allegations are without merit and intends to vigorously defend against them. On October 27, 1997, the Company, its auditors and the individual defendants filed with the Court motions to dismiss the amended complaint on the grounds that it fails to state a valid claim. On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions. At the same time, the Court warned plaintiffs that they will be liable for all of defendants' attorney's fees and costs of litigation if defendants successfully bring a motion for summary judgment after the close of discovery. Trial has been scheduled for July 12, 1999 in Denver, Colorado. No assurances can be given at this stage of the action as to its ultimate outcome.

GOLDEN CROSS LAWSUIT

      On July 15,  1996,  the Company  filed a complaint  against  Cyprus Amax
Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County, alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80 percent interest in the Golden Cross Mine in New Zealand. The Company's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of the Company's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write off of the Golden Cross Mine and seeking an unspecified amount of damages. Trial has been scheduled for October 18, 1999 in Boise, Idaho. No assurances can be given at this stage of the action as to its ultimate outcome.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 12, 1998.

      Messrs. Dennis E. Wheeler,  Joseph C. Bennett, Duane B. Hagadone,  James

J. Curran, James A. McClure, Cecil D. Andrus and John H. Robinson were nominated and elected to serve as members of the Board for one year or until their successors are elected and qualified by a vote of 24,545,504 shares for and 278,901 shares abstaining.

      Shareholders ratified the selection of Ernst & Young to serve as the Company's public accountants for the current fiscal year by a vote of 24,625,245 shares for, 93,804 shares against, and 105,356 shares abstaining.

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


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated August 14, 1998             /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated August 14, 1998             /s/KEVIN L. PACKARD
                                  --------------------
                                  Kevin L. Packard
                                  Vice President,
                                  Chief Financial Officer
                                  and Treasurer