Form 10-Q
period 1998-09-30
COEUR D ALENE MINES CORP
filed 1998-11-16
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,898,624 shares were issued and outstanding as of November 6, 1998.

                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            September 30, 1998 and December 31, 1997

            Consolidated Statements of Operations --                      5
            Three Months Ended September 30, 1998 and 1997
            Nine Months Ended September 30, 1998 and 1997

            Consolidated Statements of Cash Flows --                      6
            Nine Months Ended September 30, 1998 and 1997

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of                       9
            Financial Condition and Results of Operations

PART II.    Other Information                                            27

Item 5.     Other Information                                            27

Item 6.     Exhibits and Reports on Form 8-K                             27

SIGNATURES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                                     UNAUDITED

               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                 September 30,      December 31,
                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $ 140,959          $ 114,204
  Short-term investments                                             13,590             98,437
  Receivables                                                         9,002             11,503
  Inventories                                                        44,334             35,927
                                                                  ----------         ----------
  TOTAL CURRENT ASSETS                                              207,885            260,071

PROPERTY, PLANT, AND EQUIPMENT
  Property, plant and equipment                                     105,194            119,808
  Less accumulated depreciation                                      55,649             58,097
                                                                  ----------         ----------
                                                                     49,545             61,711

MINING PROPERTIES
  Operational mining properties                                     128,104            169,969
  Less accumulated depletion                                         59,080             61,477
                                                                  ----------         ----------
                                                                     69,024            108,492
  Developmental properties                                          147,389            134,236
                                                                  ----------         ----------
                                                                    216,413            242,728

OTHER ASSETS
  Investment in unconsolidated subsidiaries                          68,666             76,010
  Notes receivable                                                    1,557              8,498
  Debt issuance costs, net of accumulated
    amortization                                                      7,477              8,809
  Other                                                               2,737                875
                                                                  ----------         ----------
                                                                     80,437             94,192
                                                                  ----------         ----------
                                                                  $ 554,280          $ 658,702
                                                                  ==========         ==========

                                                                     UNAUDITED


                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                 September 30,      December 31,
                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   3,883          $   5,983
  Accrued liabilities                                                12,355              6,345
  Accrued interest payable                                            5,669              6,631
  Accrued salaries and wages                                          4,235              7,553
  Bank loans                                                                             4,406
  Current portion of remediation costs                                3,745              7,300
  Current portion of obligations under
    capital leases                                                      302                243
                                                                  ----------         ----------
      TOTAL CURRENT LIABILITIES                                      30,189             38,461

LONG-TERM LIABILITIES
  6% subordinated convertible debentures due 2002                    46,012             49,840
  6 3/8% subordinated convertible debentures due 2004                95,000             95,000
  7 1/4% subordinated convertible debentures due 2005               120,707            143,750
  Other long-term liabilities                                        11,542              8,403
  Long-term borrowings                                                                   1,159
                                                                  ----------         ----------
      TOTAL LONG-TERM LIABILITIES                                   273,261            298,152

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
      share,(a class of preferred stock) -
      authorized 7,500,000 shares, 7,077,833
      issued and outstanding                                          7,078              7,078
  Common Stock, par value $1.00 per share-
    authorized 60,000,000 shares, issued 22,957,835
    and 22,949,779 shares in 1998 and 1997
    (including 1,059,211 shares held in treasury)                    22,958             22,950
  Capital surplus                                                   381,813            389,648
  Accumulated deficit                                              (147,689)           (84,542)
  Other comprehensive accumulated income:
    Unrealized gains on short-term investments                         (140)               145
  Repurchased and nonvested shares                                  (13,190)           (13,190)
                                                                  ----------         ----------
                                                                    250,830            322,089
                                                                  ----------         ----------
                                                                  $ 554,280          $ 658,702
                                                                  ==========         ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      COEUR D'ALENE MINES CORPORATION AND
                        SUBSIDIARIES Three Months Ended
                          September 30, 1998 and 1997
                 Nine Months Ended September 30, 1998 and 1997

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                  September 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
                                                     (In thousands except for per share data)
INCOME
  Sale of concentrates and dore'            $    23,890    $    38,628    $    77,312    $   96,757
  Less cost of mine operations                   23,404         40,684         73,078       103,258
                                            ------------   ------------   ------------   -----------
    Gross Profit (Loss)                             486         (2,056)         4,234        (6,501)

OTHER INCOME
  Interest and other                              1,966          2,843          7,862        20,427
                                            ------------   ------------   ------------   -----------
    Total Income                                  2,452            787         12,096        13,926

EXPENSES
  Administration and corporate                    3,259          2,688          9,265         9,466
  Interest                                        3,219          1,982         10,687         6,330
  Mining exploration                              2,261          2,385          6,633         6,397
  Write down of mining
    properties                                                                 54,506
                                            ------------   ------------   ------------   -----------
    Total Expenses                                8,739          7,055         81,091        22,193
                                            ------------   ------------   ------------   -----------

NET LOSS FROM CONTINUING
    OPERATIONS BEFORE TAXES                      (6,287)        (6,270)       (68,995)       (8,267)
    Income tax (benefit) provision                   79             (2)           497            (2)
                                            ------------   ------------   ------------   -----------

NET LOSS BEFORE EXTRAORDINARY ITEM          $    (6,366)   $    (6,268)   $   (69,492)   $   (8,265)
    Early retirement of debt,
      net of taxes of $0                          6,345                         6,345
                                            ------------   ------------   ------------   -----------

NET LOSS                                    $       (21)   $    (6,268)   $   (63,147)   $   (8,265)
                                            ------------   ------------   ------------   -----------
    Unrealized holding loss
      on securities                                (303)          (689)          (285)         (935)
                                            ------------   ------------   ------------   -----------
COMPREHENSIVE LOSS                          $      (324)   $    (6,957)   $   (63,432)   $   (9,200)
                                            ============   ============   ============   ===========

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS:
    Net loss                                        (21)        (6,268)       (63,147)       (8,265)
    Preferred stock dividends               $    (2,633)   $    (2,633)   $    (7,899)   $   (7,899)
                                            ------------   ------------   ------------   -----------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                       $    (2,654)   $    (8,901)   $   (71,046)   $  (16,164)
                                            ============   ============   ============   ===========

BASIC AND DILUTED LOSS PER SHARE DATA
    Weighted average number
      of shares of Common Stock
      and equivalents used in
      calculation                                21,899         21,891         21,899        21,891
                                            ============   ============   ============   ===========
    Loss before extraordinary
      item, attributable to Common
      Shareholders                                 (.41)          (.41)         (3.53)         (.74)
    Extraordinary item: Early
      retirement of debt, net of
      taxes of $0                                   .29                           .29
                                            ------------   ------------   ------------   -----------
    Net Loss per share attributable
      to Common Shareholders                $      (.12)   $      (.41)   $     (3.24)   $     (.74)
                                            ============   ============   ============   ===========

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                 Nine months ended September 30, 1998 and 1997

                                                                     1998               1997
                                                                  ----------         ----------
                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (63,147)         $  (8,265)
  Add (deduct) noncash items:
    Depreciation, depletion and amortization                         23,472             24,614
    Gain on early retirement of debt                                 (6,345)
    Undistributed losses of unconsolidated subsidiaries               1,245
    (Gain) loss on disposition of assets                                338               (170)
    Write down of mining properties                                  54,506
    Other changes                                                       775               (439)
                                                                  ----------         ----------
  CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
    WORKING CAPITAL CHANGES                                          10,844             15,740

  Change in working capital:
    Receivables                                                         719              3,071
    Inventories                                                     (10,835)              (485)
    Accounts payable and accrued liabilities                        (10,166)            (6,781)
    Interest payable                                                   (963)            (1,941)
                                                                  ----------         ----------
CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                            (10,401)             9,604

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in unconsolidated affiliates                            (4,591)           (14,643)
  Proceeds from sales of assets                                       8,519
  Purchases of property, plant, and equipment                        (2,908)            (1,678)
  Purchases of short-term investments and
    marketable securities                                           (17,203)           (78,582)
  Proceeds from sales of short-term investments and
    marketable securities                                           102,171            123,263
  Expenditures on developmental properties                          (13,704)            (9,849)
  Expenditures on operational mining properties                      (2,554)           (12,529)
  Other assets                                                         (788)            (1,232)
                                                                  ----------         ----------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                          68,942              4,750

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of long-term debt                                      (23,179)            (4,807)
  Payment of cash dividends                                          (7,899)            (7,899)
  Other                                                                (708)              (914)
                                                                  ----------         ----------
NET CASH USED IN FINANCING ACTIVITIES                               (31,786)           (13,620)
                                                                  ----------         ----------

  INCREASE IN CASH AND CASH EQUIVALENTS                              26,755                734

Cash and cash equivalents at beginning of year                      114,204             43,455
                                                                  ----------         ----------

  CASH AND CASH EQUIVALENTS AT

    SEPTEMBER 30, 1998 AND 1997                                   $ 140,959          $  44,189
                                                                  ==========         ==========

See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods have been included. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report on Form 10-K for the year ended December 31, 1997.

NOTE B:     Inventories

      Inventories are comprised of the following:

                                              SEPTEMBER 30,         DECEMBER 31,
                                                  1998               1997
                                               ----------         ----------
                                                      (In Thousands)
      In process and on leach pads             $  35,837          $  24,617
      Concentrate and dore' inventory              4,985              5,839
      Supplies                                     3,512              5,471
                                               ----------         ----------
                                               $  44,334          $  35,927
                                               ==========         ==========

      Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ore into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. During the fourth quarter of 1997, based on historical operating results and detailed metallurgical evaluations, the Company changed its estimates of the percentage of minerals to be recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. The effects of the change for the first nine months of 1998 decreased the costs of mine operations by approximately $16.4 million. All other inventories are stated at the lower-of-cost or market, with cost being determined using first-in, first-out and weighted-average-cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE C:     Long-Term Debt

      During the third quarter, the Company repurchased approximately $3.8 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 and approximately $23.0 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005 for a total purchase price of approximately $20.0 million, including purchased interest of approximately $425,000. As a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $1.9 million. The Company has recorded an extraordinary gain of approximately $6.3 million, net of taxes of $0, during the third quarter of 1998 on this reduction of its indebtedness.

NOTE D:     Income Taxes

      The Company has reviewed its net deferred tax asset for the nine-month period ended September 30, 1998, together with net operating loss carryforwards, and has determined to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989 and the current level of gold and silver prices. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE E:     New Accounting Standards

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

      In June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". Effective for fiscal years beginning after December 15, 1997, SFAS 131 establishes standards for reporting and displaying information regarding operating segments in annual financial statements and requires the reporting of selected financial information in interim financial reports issued to shareholders. The Company does not expect the adoption of this standard to have a material impact on the financial condition or results of the Company.

      In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 1999, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company does not expect the application of SFAS 133 to have a material impact on the Company's financial condition or results of operations.

      In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities." The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. It is not practical to estimate what the effect of this change will be on 1999 earnings.

NOTE F:     Reclassification

      Certain reclassifications of prior year balances have been made to conform to the current year presentation.


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

      The Company's currently operating mines are the Rochester Mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho in which the Company owns a 50% interest through Silver Valley Resources Corporation, the Yilgarn Star Mine in Australia in which the Company owns a 25% interest through Gasgoyne Gold Mines NL and the Fachinal and El Bronce mines in Chile. On April 28, 1998, the Company discontinued all mining and milling operations at the Golden Cross Mine in New Zealand, in which the Company has an 80% operating interest. Decommissioning and reclamation of the mine is currently underway.

      The market prices of precious metals have declined and continue to remain at levels that are the lowest since 1985. During the nine-month period ending September 30, 1998, the average spot prices of gold and silver was $294.24 and $5.73, respectively. If gold and silver prices remain at current prices of approximately $295 and $5.00, respectively, for an extended period of time and reductions in production costs are not achieved and/or maintained at the Fachinal, El Bronce and/or Galena mines, the Company may elect to place the mines on temporary standby and halt production at each to conserve reserves until precious metals prices increase to economic levels.

RECENT SFAS 121 IMPAIRMENT REVIEWS

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. The Company's former Chief Financial Officer resigned on October 23, 1998 for personal reasons and an active search is underway for his successor. Prior to his departure, he had been engaged in a review of the valuation of certain mining properties and recommended that certain writedowns be effected. The Company's management, involving its executive, financial, mining technical staff, and engineering personnel, conducted impairment reviews relating to those properties during October and early November 1998 and, as described below, concluded that the suggested writedowns were not warranted. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the asset is less than the carrying value of the asset. If it is determined that impairment exists and is permanent in nature, the amount of impairment loss that should be recorded is the amount by which the carrying value of the asset exceeds its fair value, which in the case of a mining property ordinarily would be based on the discounted value of its estimated future cash flows.

      The SFAS 121 impairment reviews by the Company's management required the identification of reasonable, objective and supportable assumptions and projections to underlie the estimation of future cash flows. Management's final positions as to such assumptions and projections were arrived at in a process that included the consideration of opinions and judgments of the
Company's executive, financial, mining technical staff and engineering personnel. In many cases, management was required to study differing opinions and judgments and to arrive at reasonably based assumptions and projections upon which the SFAS 121 assessments could be based. As a result of these reviews, the Company's management determined that no impairment write-downs were required. Management's final assumptions and projections, and the SFAS 121 reviews based thereon, were then discussed with the Company's independent auditors.

      As discussed below, the Company previously reported an impairment loss of $54.5 million, including estimated remediation, reclamation, and termination liabilities of approximately $8.3 million, in the first quarter of 1998 with respect to its investment in the El Bronce Mine in Chile.

      If changes in circumstances or events adversely affecting the projected recoverability of the carrying value of the Company's mining properties are identified in the future, the Company may be required under SFAS 121 to effect additional asset write-downs.

WRITEDOWN OF PETORCA (EL BRONCE) MINE

      During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, an analysis of El Bronce was completed to determine whether mine plans could be modified to improve operations. As a result of this evaluation, the Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the El Bronce Mine, which decision was based on the completion in April 1998 of a feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into El Bronce operations. A complete evaluation of operations at El Bronce was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the El Bronce mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs. Due to the underperformance of El Bronce, the Company expects that gold production at El Bronce will be approximately 22,500 gold equivalent ounces lower than the 59,900 gold equivalent ounces originally anticipated in the Company's 1998 budget. As described below, the Company has delayed the previously planned closure of the mine.

SUMMARY OF KENSINGTON DEVELOPMENT PROPERTY

      On April 14, 1998, the Company announced that it had received the Environmental Protection Agency's (EPA) National Pollution Discharge Elimination System (NPDES) permit for the Kensington property, a wholly-owned development gold property located 45 miles north of Juneau, Alaska. The State of Alaska has reviewed and certified that the NPDES complies with state standards. With receipt of the NPDES permit, the Company has obtained all significant permits necessary to proceed with development of the mine.

      During the third quarter of 1998, the Company completed all essential conditions of the planned optimization study and development program designed to substantially increase the ore reserves and economics of the project. As a result of the optimization study, the Company estimates that the project's operating cash cost per ounce should decrease below $195 and capital costs should reduce to approximately $192 million. Achieving such operating and capital costs is dependent upon reconfiguring the mine plan and obtaining permits allowing for such configuration. There is no assurance that such permits will be obtained.

      Based on current and/or proposed mine design and the current market price of gold, there can be no assurances at this time that the Company will place the Kensington project into commercial production.

ACQUISITIONS

      The Company's business plan is to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably contribute to the Company's near-term cash flow and expand the Company's silver and/or gold production.

PRODUCTION AND COSTS OF PRODUCTION

      The following table sets forth the amounts of silver and gold produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three- and nine-month periods ended September 30, 1998 and 1997:

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
ROCHESTER MINE
  Gold ozs.                                     19,295         27,359         64,942         65,398
  Silver ozs.                                1,814,459      1,811,415      5,055,676      5,023,757
  Cash Costs per eq. oz./silver                  $3.98          $3.49          $4.21          $3.74
  Full Costs per eq. oz./silver                  $4.68          $4.04          $4.82          $4.34

GALENA MINE
  Silver ozs.                                  441,988        370,420      1,206,910        370,420
  Cash Costs per oz./silver                      $3.94          $3.58          $4.26          $4.79
  Costs per oz./silver                           $4.97          $4.64          $5.31          $6.10

COEUR MINE
  Silver ozs.                                      N/A        164,697        130,633        925,908
  Cash Costs per oz./silver                        N/A          $3.89          $5.34          $2.79
  Full Costs per oz./silver                        N/A          $4.89          $6.37          $3.72

YILGARN STAR MINE
  Gold ozs.                                      7,544          9,131         31,289         26,192
  Cash Costs per oz./gold                      $232.48        $300.52        $224.75        $259.78
  Full Costs per oz./gold                      $422.36        $475.28        $417.10        $409.22

FACHINAL MINE
  Gold ozs.                                      7,443          6,763         21,247         23,417
  Silver ozs.                                  397,773        487,256      1,255,687      1,581,125
  Cash Costs per eq. oz./gold                  $352.96        $389.81        $328.50        $350.21
  Full Costs per eq. oz./gold                  $542.30        $593.07        $523.44        $529.19

EL BRONCE MINE
  Gold ozs.                                      7,060         12,816         28,702         36,398
  Silver ozs.                                   10,087         26,494         53,738         73,803
  Cash Costs per oz./gold                      $267.37        $314.74        $371.12        $335.58
  Full Costs per oz./gold                      $267.37        $376.41        $428.97        $397.57

GOLDEN CROSS MINE
  Gold ozs.                                        N/A         23,123         15,858         61,804
  Silver ozs.                                      N/A         72,795         49,536        216,919
  Cash Costs per oz./gold                          N/A        $206.70        $210.51        $247.09
  Full Costs per oz./gold                          N/A        $247.23        $210.51        $292.65

CONSOLIDATED TOTALS
  Gold ozs.                                     41,342         79,192        162,038        213,209
  Silver ozs.                                2,664,307      2,933,077      7,752,180      8,191,932

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      Rochester experienced record precipitation during the nine-months ended September 30, 1998 due to the effects of El Nino. As a result, solution processed through the mill increased resulting in more ounces recovered during the nine-months ended September 30, 1998 than originally anticipated in the 1998 budget. However, the excessive precipitation also resulted in reduced operating efficiencies causing ore tons mined and placed on the heap pads during the nine-months ended September 30, 1998 to be under budget. Due to the typical delay in the leaching process, ounces recovered during subsequent quarters of 1998 are expected to be lower than previously budgeted. However, it is expected that the shortage in tons placed on the pad will be more than offset by the higher than normal coverage of leaching solution on the heaps. Accordingly, the Company anticipates it will meet its originally planned 1998 production at the Rochester mine of 6.7 million ounces of silver and 77,000 ounces of gold.

      Previously, the Company announced that it was conducting a planned optimization study consisting of deep-drilling and metallurgical testing programs at Rochester designed to add reserves and extend the present 8-year mine life. The Company retained an engineering firm to complete the Phase I basic engineering for the fine crush project. The project's overall incremental recovery improvement for silver of approximately 8 percentage points and 3 percentage points for gold over the current recovery levels of 59% and 90%, respectively, was preliminarily confirmed with column tests. An 8 to 10 thousand ton bulk test heap is currently being tested to further substantiate the expected recoveries. Successful application of the fine crush technology to future mining operations at Rochester was designed to increase annual production by an estimated 800,000 silver equivalent ounces. However, as a result of preliminary economic evaluations of the project and the substantial capital needed to implement the project, a formal plan to proceed is not expected in the foreseeable future. Additional studies will be conducted to assess whether the project can be implemented at a lower capital cost.

      During the second quarter of 1998, the Company began the third consecutive year of drilling on the Nevada Packard property located near the Rochester mine. The first two phases of exploratory drilling were directed at establishing mineralization at depth, whereas, the third phase, estimated to be completed in late fall 1998, is directed at confirming the near-surface mineralization believed to exist, thereby allowing finalization of the minable reserve estimate. At the conclusion of the current phase, the Company will have completed approximately 33,000 feet of drilling on the property. Preliminary economic studies support moving forward with mining the known reserve. A decision whether or not to advance the project is anticipated in the fourth quarter of 1998. It is expected that any ore mined at the Nevada Packard property would be processed at the Rochester facility.

COEUR AND GALENA MINES

      Operations at the Galena mine commenced in May 1997. Accordingly, the September 30, 1997 comparative data is not representative of expected operating levels.

      The increase in cash cost per ounce at the Coeur mine for the nine-months ended September 30, 1998 over the same period of 1997 is primarily due to the fact that, as planned, operations at the Coeur mine were winding down and terminated on July 2, 1998.

      During the second quarter of 1998, shipments of concentrate from the Galena and Coeur mines were suspended, resulting in a build-up of inventories due to concern regarding the financial condition of the smelter. Accordingly, the Joint Venture operator negotiated placement of concentrates with Asarco, Noranda and Doe Run and shipment of concentrates resumed in July, 1998. It is expected that concentrate inventories will return to normal levels prior to the end of the year.

      As part of the ongoing exploration program, underground and surface diamond drilling have commenced at the Galena and Coeur mines. The Phase I exploration-drilling program at the Coeur and Galena Mines was the initial step in testing for favorable stratigraphic and structural targets. Drilling results are inconclusive and must be integrated into the regional geologic interpretation before their significance can be fully understood. Further drilling may be required. Leases on additional parcels of land adjacent to the mines were executed during the second quarter of 1998, thereby, further strengthening the Company's land position in the Coeur d'Alene Mining District.

YILGARN STAR MINE

      The increase in full cost per ounce for the nine-months ended September 30, 1998 compared to the same period of 1997 is primarily due to the fact that, in May 1997, the Company increased its ownership to 50% of Gasgoyne, which owns a 50% interest in the Yilgarn Star Gold Mine in Australia.

      The Nevoria Mill, which processed ore from the open pit, ceased operations in July 1998 and was placed on a care and maintenance basis following the depletion of reserves at the open pit.

      For the nine-months ended September 30, 1998, the Company's share of production recovered from the Yilgarn Star mine totaled 31,289 gold ounces. Due to scheduled depletion of open-pit reserves and an unsuccessful open-pit reserve development program, the Company expects that its share of gold production at Yilgarn Star for 1998 will be approximately 37,800 gold ounces. This is approximately 7,900 gold ounces less than originally anticipated in the Company's 1998 budget. However, it is anticipated that the ounces during the latter half of 1998 will be produced at a lower cash cost per ounce.

      The Joint Venture is presently carrying out planned localized and regional exploration programs designed to increase short-term and long-term reserves at the Yilgarn Star mine which may eventually allow for a Nevoria Mill restart and increased production rates.

FACHINAL MINE

      Lower than budgeted production in gold and silver at the Fachinal mine during the nine-months ended September 30, 1998 was principally the result of decreased production at the Juncos vein due to ramp development necessary to gain access to the lower end of the deposit. Furthermore, the Guanaco reserves were reaching the end of their planned life during the nine-months ended September 30, 1998. The September operational management changes were designed to substantially decrease cost per ounce over the next three months and are starting to yield positive results. In addition, as a result of continuing exploration efforts, additional reserves have been identified in and around the open pit and in the vicinity of Guanaco which should further enhance these changes.

      During April 1998, the Company completed its preliminary exploration program at Furioso, an exploration tenement upon which the Company holds an option. The property is situated approximately 30 kilometers southwest of the Fachinal mine. In connection with Furioso, the Company completed an environmental study during April 1998 and submitted permit applications. Should the Company exercise its option to acquire Furioso and begin operations at the site, it is anticipated that ore mined at Furioso would be processed either on-site or at the Fachinal mill at a substantial lower cash cost per ounce.

PETORCA (EL BRONCE) MINE

      The Company has delayed its previously planned closure of the Petorca Mine based upon substantial operating improvements. During the third quarter of 1998, the Company commenced an improved mining program focused on an objective of positive cash flow. Petorca achieved this initiative with production during the third quarter totaling 7,060 and 10,087 gold and silver ounces respectively at a cash cost of $267 per gold ounce. The Company expects that the fourth quarter of 1998 will continue to achieve similar operating improvements. Based on proven and probable reserves, the Company estimates that operations should continue for an estimated twelve months with similar production and operating costs.

GOLDEN CROSS MINE

      In accordance with plan, the Company discontinued mining and milling operations at the Golden Cross mine in New Zealand on April 28, 1998. The average cash cost per ounce for the nine-months ended September 30, 1998 declined from that of the same period for 1997 due to the reduction in scope of the Company's mining operations and improved operating efficiencies. Due to a prior write-down of the Golden Cross mine, cash costs per ounce in the nine-months ended September 30, 1998 were equivalent to full costs per ounce during that same quarter.

      Decommissioning of the Golden Cross mine is underway and remediation and reclamation efforts are proceeding more favorably than planned due to a drier than normal climate. This should result in decreasing overall closure costs and the time required to completely reclaim the site.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

SALES AND GROSS PROFITS

      Sales of concentrates and dore' in the third quarter of 1998 decreased by $14.7 million, or 38%, from the third quarter of 1997. The decrease was primarily attributable to lower average gold prices, which were partially offset by higher average silver prices, and decreased silver and gold ounces sold during the third quarter of 1998 as compared to the third quarter of 1997. In the third quarter of 1998, the Company produced a total of 2,664,307 ounces of silver and 41,342 ounces of gold compared to 2,933,077 ounces of silver and 79,192 ounces of gold in the third quarter of 1997. Silver and gold prices averaged $5.22 and $288.65 per ounce, respectively, in the third quarter of 1998, compared with $4.53 and $373.65 per ounce, respectively, in the third quarter of 1997. In the third quarter of 1998, the Company realized average silver and gold prices of $5.18 and $300.87, respectively, compared with realized prices of $4.57 and $333.41, respectively, in the prior year's third quarter.

      The cost of mine operations in the third quarter of 1998 decreased by $17.3 million, or 42%, from the prior year's comparable quarter. The decrease is primarily due to the fact, that the Company (i) discontinued operations at the Golden Cross Mine on April 28, 1998; and (ii) as previously reported, changed its recovery rates at the Rochester Mine during the fourth quarter of 1997.

      Gross profit from mining operations in the third quarter of 1998 amounted to $.5 million compared to a gross loss from mining operations of $2.1 million in the third quarter of 1997. The $2.5 million increase in gross profit is due to the above mentioned changes in sales and cost of mine operations in the third quarter of 1998.

OTHER INCOME

      Interest and other income in the third quarter of 1998 decreased by $.9 million, or 31%, compared with the third quarter of 1997. The decrease is primarily the result of foreign currency adjustments.

EXPENSES

      Total expenses in the third quarter of 1998 increased by $1.7 million over the prior year's third quarter. The increase is primarily due to additional interest expense of $1.2 million resulting from the issuance, in the fourth quarter of 1997, of $143.75 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss before extraordinary items and income taxes amounted to $6.3 million in the third quarter of 1998 compared to a net loss before extraordinary items and income taxes of $6.3 million in the third quarter of 1997. In the third quarter of 1998, the Company provided for $79,000 of income taxes as compared to a recorded benefit of $2,000 in the third quarter of 1997. In the third quarter of 1998, the Company recorded an extraordinary gain of $6.3 million (net of tax) related to the early retirement of subordinated debentures. As a result, the Company's net loss amounted to $21,000 in the third quarter of 1998 compared to a net loss of $6.3 million in the third quarter of 1997.

During the third quarter of 1998, the Company paid dividends of $2.6 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the net loss attributable to common shareholders was $2.7 million, or $.12 per basic and diluted share, for the third quarter 1998, compared to a net loss of $8.9 million, or $.41 per basic and diluted share, for the third quarter of 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES AND GROSS PROFITS

      Sales of concentrates and dore' decreased by $19.4 million, or 20%, for the nine months ended September 30, 1998 compared with the same period of 1997. The decrease was primarily attributable to lower average gold prices, which were partially offset by higher average silver prices, and decreased silver and gold ounces sold during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. During the first nine months of 1998, the Company produced 7,752,180 ounces of silver and 162,038 ounces of gold compared to 8,191,932 ounces of silver and 213,209 ounces of gold in the first nine months of 1997. Silver and gold market prices averaged $5.73 and $294.24 per ounce, respectively, in the first nine months of 1998 compared to $4.77 and $339.28 per ounce, respectively, in the same period in 1997. In the first nine months of 1998, the Company realized average silver and gold prices of $5.76 and $314.87, respectively, compared to $4.75 and $343.87, respectively, during the same period in 1997.

      The cost of mine operations in the first nine months of 1998 decreased by $30.2 million, or 29%, compared with the first nine months of 1997. The decrease is primarily attributable to the fact that the Company discontinued operations at the Golden Cross Mine on April 28, 1998.

      As a result of the above, gross profit from mine operations amounted to $4.2 million, in the first nine months of 1998 compared to gross losses from mine operations of $6.5 million during the nine months ended September 30, 1997. The $10.7 million increase in gross profits from mine operations is due to the above mentioned changes in sales and cost of mine operations in the nine-month period ended September 30, 1998.

OTHER INCOME

      Other income in the nine months ended September 30, 1998 decreased by $12.6 million, or 62%, compared to the nine months ended September 30, 1997. The decrease is primarily a result of i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997 offset in part by a gain of approximately $1.2 million arising from the sale of silver purchased on the open market which was delivered pursuant to fixed-price forward contracts in the second quarter of 1998.

EXPENSES

      Total expenses in the nine months ended September 30, 1998 increased by $58.9 million, or 265%, compared with the prior year's nine-month period. The increase is primarily attributable to the $54.5 million writedown of the El Bronce Mine during the first quarter of 1998. In the first nine months of 1998, interest expense increased by $4.4 million primarily as a result of the issuance, in the fourth quarter of 1997, of $143.75 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005.

NET LOSS

      As a result of the above, the Company's loss before extraordinary items and income taxes amounted to $69 million in the first nine months of 1998 compared to a net loss before taxes of $8.3 million during the same period last year. In the nine months ended September 30, 1998, the Company provided $.5 million in income taxes compared to a recorded benefit of $2,000 in the nine months ended September 30, 1997. The Company recorded a $6.3 million (net of tax) extraordinary gain on early retirement of subordinated debentures in 1998. As a result, the Company reports a net loss of $63.2 million in the nine months ended September 30, 1998 compared to a net loss of $8.3 million in the nine months ended September 30, 1997. During the first nine months of 1998, the Company paid preferred dividends of $7.9 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders in the nine months ended September 30, 1998 was $71.0 million, or $3.24 per basic and diluted share, compared to a net loss of $16.2 million, or $.74 per basic and diluted share, attributable to common shareholders in the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at September 30, 1998 was approximately $177.7 million compared to $221.6 million at December 31, 1997. The ratio of current assets to current liabilities was 6.9 to 1.0 at September 30, 1998 compared to 6.8 to 1.0 at December 31, 1997.

      Net cash used in operating activities for the first nine months of 1998 was $10.4 million compared to $9.6 million provided by operating activities during the first nine months of 1997. During the first nine months of 1998, operating cashflow was impacted by the buildup of work-in-process inventories, primarily the result of the change in its estimates of the percentage of minerals to be recovered through the leaching process at the Rochester Mine and the change in smelting at Silver Valley Resources. Net cash provided by investing activities in the first nine months of 1998 was $68.9 million compared to $4.8 million in the prior year's comparable period. The increase is primarily due to proceeds received from sales of short-term investments and marketable securities, $7.5 million of proceeds from the 1998 sale of the Awak Mas property located in Indonesia, and the purchase of a 14 percent interest in Gasgoyne which occurred in May 1997. Net cash used in financing activities was $31.8 million in the first nine months of 1998 compared to $13.6 million for the first nine months of 1997. The increase in cash used for financing activities is primarily a result of retirement of long-term debt. As a result of the above, cash and cash equivalents increased by $26.8 million in the first nine months of 1998 compared to a $.7 million increase for the comparable period in 1997.

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

      In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the 1986 settlement with the state bars the federal claims. That motion remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area rather than the entire Coeur d'Alene Basin. Although that ruling limits the geographic coverage of the United States' action, the ruling does not prohibit the Environmental Protection Agency from attempting to revise its hazard ranking system which could potentially broaden the scope of the United States' allegations. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the Environmental Protection Agency announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. At this stage of the proceeding, it is not possible to predict its ultimate outcome.

CLASS ACTION SECURITIES LAWSUIT

      On July 2, 1997 a suit was filed by purchasers of the Company's common stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditors as defendants. Plaintiffs allege the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seek certification of the lawsuit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997 an amended complaint was filed in the proceeding adding other purchasers as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and the defendants intentionally and fraudulently disseminated statements which were false and misleading and failed to disclose material facts. The Company believes the allegations are without merit and is vigorously defending against them. On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions to dismiss. On October 9, 1998, the Court heard arguments on the question of whether a class should be certified. That motion has been taken under advisement. Trial has been scheduled for July 12, 1999 in Denver, Colorado. No assurances can be given at this stage of the action as to its ultimate outcome.

DERIVATIVE ACTION

      On or about August 17, 1998, a purported derivative action was filed on behalf of the Company against Dennis E. Wheeler, James A. Sabala, James J. Curran, Joseph C. Bennett, James A. McClure, Cecil D. Andrus and Duane B. Hagadone in Federal District Court for the District of Idaho. The complaint alleged that the defendant officers and directors breached their fiduciary duties by authorizing the Company to purchase the Golden Cross Mine in New Zealand in 1993 and by allegedly causing or permitting the Company to make statements that the plaintiffs in the Class Action Securities Lawsuit described above claim were false or misleading during the period from January 1, 1995 through July 11, 1996. The plaintiff sought unspecified damages on behalf of the Company. On September 9, 1998, the plaintiff voluntarily dismissed the lawsuit without prejudice in light of Idaho Code Sec. 30-1-742, which requires a demand to be served on a company at least 90 days prior to the filing of a derivative action. On September 25, 1998, the plaintiff sent a letter to the Company's Board of Directors demanding that the Company, among other things, commence all reasonable steps to settle the Securities Lawsuit described above, and pursue claims against any officers, directors or third-party professionals who may have known about the potential problems with the Golden Cross Mine before the Company purchased an interest in it. The Board has appointed a Special Committee of directors to respond to that demand.

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

PROPOSED LEGISLATION

      Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the "General Mining Law") to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

      During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the General Mining Law. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. As of November 6, 1998, no such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known.

EURO CONVERSION

      Effective January 1, 1999, eleven of the 15 member countries of the European Union will convert to common currency, the "Euro". The Company has considered the long-term implications of the conversion including potential modifications to computer systems, potentially increased exchange rate risk, heightened derivative risk and impact on enforceability of contracts and accounting practices and procedures. The Company's operations have minimal exposure to the European economy and the Company expects that the conversion will not be material to the operations or financial condition of the Company.

YEAR 2000 COMPLIANCE

      The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by the year ended December 31, 1999. The program is divided into three major components:
(1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially-developed software, the majority of which is regularly upgraded through existing maintenance contracts. Parts (1), (2) and (3) of the Year 2000 program are currently underway. Part (1), identification, should be completed by the end of the current calendar year. Review of the accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues. Software vendors have made Year 2000 compliant software revisions available, which the Company is installing under maintenance agreements. Part (2) is scheduled to be complete in the Company's second quarter ending June 30, 1999. Part (3), testing currently continues and is scheduled to finish in the Company's third quarter ending September 30, 1999.

      The Company has been contacting key suppliers and business partners about the Year 2000 issue. While no assurance can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

      Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. The Company presently estimates that projected costs, primarily for professional consulting services, will be less than $200,000.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing stages of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot at this stage begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, sales functions and other processes could be impacted. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems' failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

PART II.    Other Information

ITEM 5.     OTHER INFORMATION

      New Securities and Exchange Commission rules regarding stockholder proposals became effective on June 29, 1998. Pursuant to these rules, if the Company has not received notice by February 16, 1999 of any matter a stockholder intends to propose for a vote at the 1999 annual meeting of shareholders, then a proxy solicited by the Company's Board of Directors may be voted on such matter in the discretion of the proxy holder, without discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate item on the proxy card.

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


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated November 13, 1998           /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated November 13, 1998           /s/WAYNE VINCENT
                                  ----------------
                                  Wayne Vincent
                                  Controller