Form 10-K405
period 1998-12-31
COEUR D ALENE MINES CORP
filed 1999-03-31
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code: (208) 667-3511
                                                    --------------

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

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State  the   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 29, 1999.)
                                  $86,583,508

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 1999.

              21,898,624 shares of Common Stock, Par Value $1.00


                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

      Pursuant to Rule 12b-25(e)(1), the following Items of this Form 10-K are omitted:

      Item 6 -    Selected Financial Data
      Item 7 -    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
      Item 14(a)- Financial Statements
             (c)- Exhibits 23 and 27
             (d)- Auditors' report

                                    PART I

ITEM 1.     BUSINESS

      Coeur d'Alene Mines Corporation is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska), Australasia (New Zealand and Western Australia) and South America (Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company".

OVERVIEW OF MINING PROPERTIES AND INTERESTS

      The Company's most significant mining properties and interests are:

      o the ROCHESTER MINE, a silver and gold surface mining operation located in northwestern Nevada, which is 100% owned and operated by Coeur and which is one of the largest and lowest cost of production primary silver mines in the United States and is a significant gold producer as well;

      o ownership of 50% of the capital stock of SILVER VALLEY RESOURCES CORPORATION ("SILVER VALLEY"), which owns the GALENA underground silver mine that resumed production in May 1997; the COEUR underground silver mine that resumed production in June 1996 and terminated operations on July 2, 1998; the CALADAY property that adjoins the GALENA MINE; and operating control of several contiguous properties in the Coeur d'Alene Mining District of Idaho;

      o the FACHINAL MINE, an open pit and underground gold and silver mining operation wholly-owned and operated by Coeur and located in southern Chile, South America, which Coeur acquired in 1990, at which initial production commenced in October 1995, and which was classified as an operating property for financial reporting purposes on January 1, 1997;

      o the CDE Petorca (or CDE El Bronce) Mine (the "PETORCA MINE"), an underground Chilean gold and silver mine in which the Company acquired a 51% operating interest in October 1994 and 100% ownership in September 1996, and with respect to which the Company recorded a $54.4 million impairment write-down in the first quarter of 1998;

      o ownership of 50% of the capital stock of GASGOYNE GOLD MINES NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of the YILGARN STAR MINE, a gold mine in Western Australia, and certain other exploration-stage properties;

      o ownership of 100% of the KENSINGTON PROPERTY, located north of Juneau, Alaska, which is being developed as an underground gold mine by Coeur and where the Company recently completed an independently prepared optimization study; and

      o the GOLDEN CROSS MINE, an underground and surface gold mining operation located near Waihi, New Zealand in which Coeur has an 80% operating interest acquired on May 3, 1993, at which mining and milling operations were discontinued on April 28, 1998, and at which rehabilitation activities were conducted throughout 1998.

Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

BUSINESS STRATEGY

      The Company's business strategy is to capitalize on its ore reserve/mineralized material bases and the expertise of its management to become a leading precious metals company via long-term, profitable growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's low-cost silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's largest primary silver producers; (ii) continue to improve operating cost and production profiles at Coeur's existing gold mining operations; (iii) continue increasing the Company's silver and gold production and reserves in order to continue to provide its shareholders with an interest in both metals, while lowering its cost of gold and silver production; (iv) acquire operating mines and exploration and development properties with a view to reducing the Company's operating and production costs and expanding its production and reserves; (v) continue to explore for new silver and/or gold discoveries primarily in North and South America and Australia as well as at existing mine sites; (vi) focus on opportunities which provide strong future exploration potential and immediate or near-term prospects for low-cost silver and/or gold production; and (vii) strengthen the Company's financial ability to weather the gold industry's lowest price level in nineteen years.

SOURCES OF REVENUE

      The Rochester Mine, Fachinal Mine and Petorca Mine, which are operated by the Company; the Golden Cross Mine, which was operated by the Company; and the Company's interests in Silver Valley and Gasgoyne, constituted the Company's principal sources of mining revenues in 1998. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past four years:

                          Percentage of
                          Coeur                      Percentage of Total Revenues
 Mine/Company             Ownership                    in Year Ended December 31,
 ------------             ---------     -------------------------------------------------------
                                                1995              1996              1997              1998
                                            ----------         ----------        ----------        ----------
Rochester Mine             100%                57.0%              59.3%             40.5%             56.3%
Golden Cross Mine           80                 33.4               26.0              23.7                .2
Petorca Mine(1)            100                  0.3                2.8              11.3               8.4
Fachinal Mine(2)           100                   -                  -                9.8              14.6
Silver Valley               50                   -                  .5(3)             .9               (.8)(5)
Gasgoyne(4)                 50                   -                 0.9               5.2              12.1
Other                        -                  9.3               10.5               8.6               9.2
                                              ------             ------            ------            ------
                                               100%               100%              100%              100%
                                              ======             ======            ======            ======
 --------------------

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

(5) The company changed its method of accounting for silver valley resources to the equity method of accounting and as such has included cost of production and working capital costs.


DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

"Dore" - A bullion produced by smelting, containing gold, silver and minor amounts of impurities.

"Gold" - An alloy with minimum fineness of 999 parts per 1000 parts pure gold.

"Heap Leaching
Process" -        Heap leaching is a process of extracting  gold and silver by placing broken ore on an impermeable pad and applying a dilute cyanide solution that dissolves a portion of the contained metals, which is then recovered in metallurgical processes.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

      This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules and results of operations could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (ii) changes in the market prices of gold and silver, (iii) the uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (iv) the uncertainties inherent in the estimation of gold and silver ore reserves, (v) changes that could result from the Company's future acquisition of new mining properties or businesses, (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries.

ROCHESTER MINE

      The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine utilizes the heap leaching process to extract both silver and gold from ore mined using open pit methods. The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester"). Asarco, Inc., the prior lessee, has a net smelter royalty interest which varies up to 5% when the market price of silver equals or exceeds $18.26 per ounce.

      Based on the ore reserve review report, dated February 1999, of Independent Mining Consultants, Inc. ("IMC"), and accounting for production through December 31, 1998, mineable, proven/probable ore reserves at the Rochester Mine, as of January 1, 1999, totalled approximately 54.856 million tons averaging 1.08 ounces of silver per ton and 0.009 ounces of gold per ton. The reserve estimate is based on a 0.75 ounce per ton silver-equivalent cutoff grade and silver and gold prices of $5.80 and $300.00, respectively. The average grades do not reflect losses in the recovery process. The amount of estimated proven and probable reserves vary depending on the prices of silver and gold. In addition, 26.789 million tons of mineralized material averaging
0.91 ounces of silver per ton and 0.007 ounces of gold per ton have been identified by Coeur Rochester. The average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. Furthermore, the actual strip ratio may vary significantly from year-to-year during the remaining life of the mine.

      The above ore reserve and mineralized material data does not include data relating to the Nevada Packard property located south of the Rochester Mine, which the Company has an option to purchase and which is discussed below.

      Based upon its heap leaching experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 90% for gold. The leach cycle at the Rochester Mine requires approximately five years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, areas being mined, projected operating costs, the levels of silver and gold prices, and other uncertainties inherent in any mining and processing operation.

      The following table sets forth information for the periods indicated relating to Rochester Mine production. Rochester had record silver production in 1998, 7,225,396 ounces, an 8% increase over 1997.

                                           Year Ended December 31,
                 ----------------------------------------------------------------------------
                    1994             1995             1996             1997            1998
                 ---------        ---------        ---------        ---------        --------
Ore processed
  (tons)         7,759,637        8,243,609        8,127,691        8,738,471        8,529,263
Silver (ounces)  5,937,770        6,481,825        6,251,180        6,690,704        7,225,396
Gold (ounces)       56,886           59,307           74,293           90,019           88,615


      The  following  table  sets forth the costs of  production  per ounce of silver and gold on a silver equivalent basis during the periods indicated at the Rochester Mine. Cash costs include mining, processing and direct administration costs, financing costs, royalties and refining costs. Silver equivalent gold production for the year is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to the yearly average silver price. This total is then added to actual silver production for the year to determine total silver equivalent production. Rochester reduced total costs per ounce by $.36, a 7% reduction from 1997.


                                                     Year Ended December 31,
                          ---------------------------------------------------------------------------
                            1994              1995             1996             1997             1998
                          --------          --------         ---------        ---------        --------
Cash costs per ounce      $  3.65           $  3.79          $  3.71          $  4.36          $ 4.07
Depreciation, depletion
  and amortization
  per ounce                   .59               .61              .54              .67             .60
                          --------          --------         --------         --------         -------
Total costs per ounce     $  4.24           $  4.40          $  4.25          $  5.03          $ 4.67
                          ========          ========         ========         ========         =======


      A total of three deep drill holes were completed during 1998 to test multiple feeder structures that could have added ore resources to the Rochester silver/gold deposit. Sulfide mineralization was encountered; however, only weak precious metals mineralization was intercepted. Geologic evaluation is continuing.

      The metallurgical test program was completed during 1998 and confirmed that finer crushing could enhance gold and silver recoveries. The Company completed a basic engineering study to determine the capital and operating requirements for fine crushing. The results of this study do not support installation of a fine crushing plant with the current depressed metal markets. The Company will continue to investigate potential fine crushing alternatives and other remaining life-of-mine optimization opportunities.

      During the second quarter of 1998, the Company began the third consecutive year of drilling on the Nevada Packard property located south of the Rochester Mine. The first two phases of exploratory drilling were directed to test mineralization from surface to depths of 900 feet. The second phase of drilling completed in August 1998 confirmed the near-surface mineralization, allowing for a mineable reserve estimate. At the conclusion of the third phase of drilling, the Company had completed 33,615 feet of drilling on the property.

      Preliminary economic evaluations support moving forward with mining the ore reserves at the Nevada Packard property based on the Company's ore reserve analysis. The Company estimates that mineable, proven and probable ore reserves at the Nevada Packard property at January 1, 1999 totaled approximately 3.919 million tons averaging 2.17 ounces of silver per ton and
0.004 ounces of gold per ton. The reserve estimate is based on a 1.05 ounce per ton silver-equivalent cutoff grade and silver and gold prices $5.00 and $300.00 per ounce, respectively. The amount of proven and probable reserves vary depending on the prices of silver and gold. In addition, 3.039 million tons of mineralized material averaging 0.95 ounces of silver per ton and 0.003 ounces of gold per ton have been identified by the Company. The Company has the option to purchase 100% of the Nevada Packard property and is negotiating with respective claim owners. No assurance can be given that the Company will exercise that option. Permitting will commence if and when the option is exercised. It is expected that any ore mined there would be processed at the Rochester facility.

      The Company's capital expenditures at the Rochester Mine totaled approximately $7.1 million in 1998, of which approximately $6.2 million was used to reacquire the existing processing facility which was subject to a sale-leaseback agreement entered into in 1986. The Company plans approximately $4.1 million of capital expenditures at the mine during 1999, most of which is for an expansion of the Stage IV leach pad.

INTEREST IN SILVER VALLEY RESOURCES CORPORATION - THE COEUR D'ALENE MINING DISTRICT

      Silver Valley Resources Corporation ("Silver Valley") owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. Effective January 1, 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and ASARCO Inc.

("ASARCO") transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose, as a result of which Coeur and ASARCO each now own 50% of Silver Valley. During 1995, Silver Valley conducted a planned underground development program that increased ore reserves at the Galena Mine. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines. Underground development and exploration activities continued during 1997 and 1998.

      Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated as planned. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue.

      Silver Valley silver reserves attributable to Coeur's 50% ownership interest in both the Galena and Coeur Mines have been expanded, increasing 32% in 1995, 22% in 1996 and 13% in 1997. In 1998, ore reserves at the Galena increased 15%. Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d'Alene Mining District with a view toward the development of new silver reserves and resources

      During the second quarter of 1998, shipments of concentrate from the Galena and Coeur mines were suspended, resulting in a build-up of inventories pending negotiation of the placement of concentrates with three new suppliers of smelting services. The shipment of concentrates resumed in July, 1998. Concentrate inventories returned to normal levels prior to the end of 1998.

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

      In July 1992 Asarco, which was the Galena Mine operator, suspended operations at the Galena Mine due to then prevailing silver prices ($4.31 per ounce average for the month of July 1992) and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production at the Galena Mine in May 1997.

      Based on the ore-reserve estimate of Silver Valley, dated January 1999, proven and probable ore reserves as of January 1, 1999 at the Galena Mine totalled 1.757 million tons averaging 18.54 ounces of silver per ton. Included in the previously quoted reserves are 348,000 tons of ore containing 12.34% lead and 1.569 million tons of ore containing 0.56% copper. The Silver Valley reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

      The reserve estimate has also identified an additional 782,000 tons of mineralized material which averages 8.26 ounces of silver per ton. Included in the mineralized material are 262,000 tons containing 0.43% copper and 541,000 tons containing 5.74% lead.

      The following table sets forth information relating to total Galena Mine production during the periods indicated.

                                      Eight Months               Year Ended
                                   Ended December 31,           December 31,
                                          1997                      1998
                                   ------------------        ------------------
Ore milled (tons)                          80,012                   176,304
Silver (ounces)                         1,456,201                 3,260,363
Copper (pounds)                         1,070,954                 2,234,374


      The following table sets forth the costs of production per ounce of silver (net of credit for copper byproduct) at the Galena Mine during the periods indicated. Cash costs include mining, processing, direct administration costs and smelter charges, but do not include exploration costs. Coeur has a 50% interest in operating profits from Galena Mine operations by virtue of its 50% ownership of Silver Valley. Silver Valley reduced its full costs per ounce in 1998 by $.53, an 8.9% reduction from 1997.

                                     Eight Months
                                        Ended                    Year Ended
                                      December 31,              December 31,
                                         1997                      1998
                                   ------------------        ------------------
Cash costs per ounce                    $4.74                     $4.39

Depreciation,  depletion and
 amortization per  ounce                 1.24                      1.06
                                        -----                     -----
Total costs per ounce                   $5.98                     $5.45
                                        =====                     =====


      Total capital expenditures by Silver Valley at the Galena Mine in 1998 approximated $3.6 million. Such expenditures were used to provide additional mine development and miscellaneous equipment. Silver Valley plans approximately $2.7 million of mine development and equipment expenditures at the Galena Mine during 1999.

      Activities at the Galena Mine during 1998 were concentrated on shaft deepening and development activities, including exploration/development drilling that tested both internal vein targets and several exploration targets located on leased properties contiguous to the Silver Valley holdings. Exploration results are being assessed and will require further follow up.

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

      Asarco, the operator under the previous joint venture, suspended operations at the Coeur Mine on April 3, 1991 due to then prevailing silver prices ($3.90 per ounce average for April 1991) and placed the property on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production activities at the Coeur Mine in June 1996 and, as planned, terminated operations there on July 2, 1998.

      The following table sets forth information, for the periods indicated, relating to total Coeur Mine production.

                                    Six Months            Year Ended        Six Months
                                       Ended             December 31,          Ended
                                 December 31, 1996          1997           June 30, 1998
                                 -----------------     --------------    -----------------
Ore milled (tons)                       78,067            110,579            21,968
Silver (ounces)                      1,666,534          1,978,513           261,266
Copper (pounds)                      1,407,771          1,621,345           174,414


      The following table sets forth the costs of production per ounce of silver (net of credit for copper by-product) at the Coeur Mine during the periods indicated. Cash costs include mining, processing, direct administration costs and smelter charges but do not include exploration costs. The Company has a 50% interest in operating profits from Coeur Mine operations by virtue of its 50% ownership of Silver Valley.


                                    Six Months            Year Ended        Seven Months
                                       Ended             December 31,          Ended
                                 December 31, 1996          1997           July 31, 1998
                                 -----------------     --------------    -----------------
Cash costs per ounce                   $3.18               $3.00              $5.34
Depreciation, depletion
  and amortization
  per ounce                              .79                 .95               1.03
                                       -----               -----              -----
Total costs per ounce                  $3.97               $3.95              $6.37
                                       =====               =====              =====


The increase in cash cost per ounce in the 1998 period was primarily due to the fact that, as planned, operations at the Coeur Mine were winding down and terminated on July 2, 1998.

      Based on a Silver Valley Resources ore reserve report dated January 1999, Coeur estimates the mineralized material as of January 1, 1999 at the Coeur Mine totaled 370,000 tons averaging 14.53 ounces of silver per ton and 0.69% copper. Approximately 2,288 feet of exploration drilling was completed at the Coeur in 1998, the results are undergoing interpretation.

      CALADAY PROPERTY

      The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic conditions which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities may be used to benefit the Galena Mine operations.

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

      During  the first  two years of  commercial  production  (i.e.  1997 and
1998), the Fachinal Mine experienced operational ore reserve problems that resulted in significantly higher than expected cash operating costs of production. The Fachinal ore distribution is much more structurally controlled than originally interpreted. An effort to transition from open pit mining to profitable underground mining continued through 1997 and 1998. The remote and secluded location of the Fachinal Mine made it difficult to attract experienced miners and the Company decided to train local residents, supplemented with contract underground miners. After two years of mining and development, the Company now has a group of experienced underground miners. Additionally, the Company has implemented significant improvements in the open pit mining techniques specifically designed to improve the results of mining the structurally controlled Fachinal deposits. The efforts over the last two years are beginning to provide positive results. These efforts will continue during 1999.

      The following table sets forth Fachinal Mine production data for the period from October 19, 1995, on which date initial production activities commenced, through December 31, 1995, and the years ended December 31, 1996, 1997 and 1998.

                             October 19, 1995
                                  through                          Year Ended December 31,
                             December 31, 1995         1996                  1997                  1998
                             -----------------         ----                  ----                  ----
Ore milled (tons)                96,212                  591,074               592,976               568,051
Gold (ounces)                     3,586                   25,064                30,601                28,358
Silver (ounces)                 334,816                2,154,347             2,243,761             1,596,676

      The gold production shortfall in 1998 was due to ton and grades being slightly below budget. The silver shortfall was due to lower than model predicted grades at the Condor and Guanaco Mines. The Condor problem was one of model prediction error. Guanaco was at the end of its mine life and was not totally mined out because of the metal price decline of the last quarter. This of course resulted in a tonnage and grade shortfall for Guanaco.

      The following table sets forth the costs of production per ounce of gold during 1997 and 1998 at the Fachinal Mine. Cash costs include mining, processing and direct administration costs, royalties, smelting and refining. Because the Fachinal Mine had not yet reached commercial production levels prior to January 1, 1997, results of the mine's operations were accounted for as a development stage property (i.e., costs net of pre-production revenues were capitalized). The property was classified as an operating property for financial reporting purposes on January 1, 1997. YEAR ENDED DECEMBER 31,


                                                 Year Ended December 31,
                                            ----------------------------------
                                            1997                          1998
                                            ----                          ----
Cash costs per ounce.................      $339.46                      $313.84

Depreciation, depletion and
 amortization per ounce..............       172.86                       205.96
                                           -------                      -------
Total costs per ounce................      $512.32                      $519.80
                                           =======                      =======


      The decrease of cash cost of production in 1998 was primarily attributable to fourth quarter cost improvements. The cash costs for the fourth quarter were $279 per gold equivalent ounce. During this period, important productivity enhancements were achieved; less diesel consumption; renegotiated contracts in transportation, explosives and diesel; and personnel reduction by 40% as a first step in implementing an aggressive optimization plan designed to achieve positive cash flow from the operation.

      Economic, precious metals ores at the Fachinal Mine occur in multiple epithermal, quartz-sulfide veins system hosted in Jurassic volcanic rocks.
During the third quarter of 1998, the Company identified additional underground reserves. Based on an ore reserve review report dated February 1999, by Micon International Limited ("Micon"), the total remaining, mineable, open-pit and underground proven and probable reserves as of January 1, 1999 at the Fachinal Mine were approximately 1.475 million tons averaging 0.07 ounces of gold per ton and 2.70 ounces of silver per ton. The Fachinal Mine's open-pit reserve base totals 1.028 million tons averaging 0.06 ounces of gold per ton and 1.76 ounces of silver per ton. The estimate is based on an internal cutoff grade of 0.04 to 0.06 gold equivalent ounces per ton. The underground reserve, which totals 448,000 tons at 0.10 ounces of gold per ton and 4.86 ounces of silver per ton, is based on internal cutoff grades ranging from 0.12 to 0.18 ounces per ton equivalent gold. Both reserve estimates are based on gold and silver prices ranging from $300 to $344 per ounce and $5.00 to $6.16 per ounce, respectively from 1999 to 2003. Average grades reflect extractive dilution, but not losses during the recovery process. The Company estimates, based upon metallurgical testing and operating experience, recovery rates between 88.7% for gold and 87.8% for silver. The open-pit reserve estimate has also identified 2.754 million tons of mineralized material, averaging 0.06 ounces of gold per ton and 1.23 ounces of silver per ton. The underground resource estimate has identified an additional 1.199 million tons of mineralized material averaging 0.11 ounces of gold per ton and 4.28 ounces of silver per ton. Numerous other exploration targets with known precious-metals mineralization remain to be evaluated. The above ore reserve and mineralized material data does not include data relating to the Furioso property near the Fachinal property, which the Company has an option to purchase and which is discussed below.

      Total capital expenditures by the Company at the Fachinal Mine in 1998 approximated $2.8 million. Such expenditures were used to expand mine development and purchase miscellaneous equipment. The Company plans approximately $.3 million of capital expenditures at the Fachinal Mine during 1999 on mine development and miscellaneous capital equipment.

      Drilling is underway at the Fachinal Mine's underground and open pit mines in an effort to increase the existing reserve base. In addition, developmental activities are being conducted at the Furioso property, located approximately 40 miles southwest of the Fachinal Mine, where the Company has estimated additional high grade gold reserves. An internal feasibility study has been conducted by the Company and determined that Furioso ore reserves can be economically processed at existing Fachinal Mine facilities. The Company has an option to purchase 100% of the Furioso property at a price of $500,000 on or prior to April 30, 1999. No assurance can be given that the Company will exercise that option. Emphasis is being directed at increasing underground higher grade reserves. The ore reserve review report of Micon, dated February 1999 estimated that mineable proven and probable ore reserves as of January 1, 1999 at the Furioso property were approximately 51,000 tons averaging 0.54 ounces of gold per ton and 15.36 ounces of silver per ton. Those estimates are based on an internal cutoff grade of 0.23 to 0.26 gold equivalent ounces per ton and gold and silver prices of $300 per ounce and $5.00 per ounce, respectively. Mineralized material at Furioso has been estimated at 54,000 tons with an average gold grade of 0.31 ounces per ton and 6.06 ounces per ton silver. Reference also is made to "Exploratory Mining Properties" below for additional information relating to exploratory activities in the Fachinal Mine area.

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

CDE PETORCA (CDE EL BRONCE) MINE

      The Petorca Mine (also previously referred to as the El Bronce Mine) is an underground, gold-silver mine located on approximately 34,000 acres in the Andean foothills approximately 90 miles north of Santiago, Chile. In July 1994, the Company entered into an agreement with Compania Minera El Bronce de Petorca, a Chilean corporation ("CMEB"), pursuant to which the Company acquired operating control and a 51% interest in any operating profits and an option exercisable through July 1997 to also purchase from CMEB a 51% equity interest in Compania Minera CDE El Bronce, a Chilean corporation ("CDE El Bronce") that owns the producing El Bronce Mine. On September 4, 1996, the Company exercised its option to purchase 51% of the shares of CDE El Bronce and also purchased the remaining 49% of the shares of CDE El Bronce from CMEB, as a result of which Coeur increased its ownership interest of CDE El Bronce to 100%. The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property have been granted by the private owners. Ore is produced from a complex system of precious-metals bearing, epithermal, quartz-veins hosted in Cretaceous volcanic rocks. Coeur expended a total of $30.6 million in connection with its original acquisition of operating control of the El Bronce Mine, exercise of the option to acquire 51% ownership of CDE El Bronce and acquisition of the remaining 49% of the shares of CDE El Bronce. In addition, Coeur's obligation to pay CMEB a 3% net smelter return royalty, payable quarterly, commenced on January 1, 1997. However, from July 1998 to June 1999, CMEB has agreed to a 2.4% net smelter return royalty.

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Asset and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the asset is less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value.

      During the first quarter of 1998, the Petorca Mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, a SAFS 121 analysis of Petorca was completed to determine whether mine plans could be modified to improve operations. As a result of this evaluation, the Company's management became aware that facts and circumstances fundamental to the long-term economic performance of the mine had changed during the first quarter of 1998. Those changes primarily related to (i) management's determination that wider veins located through the Company's exploration efforts were unlikely to yield commercial production and did not warrant the additional capital investment; and (ii) management's decision to not exercise the Company's option to purchase the Boton de Oro property adjacent to the Petorca Mine, which decision was based on the completion in April 1998 of an internal feasibility study to evaluate the possible incorporation of Boton de Oro's mineralization into Petorca operations. A complete evaluation of operations at Petorca was presented to the Company's Board of Directors for consideration at its regular meeting held on May 12, 1998. As a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca's mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a charge in the first quarter of 1998 totaling $54.5 million relating to its investment in the Petorca Mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs.

      Subsequent  to  the  write-down,   sufficient  exploration  success  was
achieved to allow the mine to continue operations.

      Based on an ore reserve report, dated February 1999, prepared by CDE Petorca, proven and probable ore reserves as of January 1, 1999 at the Petorca Mine totalled 424,000 tons averaging 0.22 ounces of gold per ton. The reserve estimate is based on a gold price of $300.00 per ounce. An additional 858,000 tons of mineralized material, averaging 0.33 ounces of gold per ton, has been identified. The reserve is based on an internal cutoff of 0.18 ounces of gold per ton. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 93% for gold and 84% for silver. Certain mineralized veins remain geologically open both vertically and horizontally.

      The following table sets forth Petorca Mine production data subsequent to its acquisition by Coeur on October 3, 1994. As stated above, prior to September 4, 1996, the Company had a 51% interest in any operating profits from the mine. The Company's 5l% interest in the mine's operating profits from October 3, 1994 through December 31, 1994 amounted to $1,023,537 and for the year ended December 31, 1995 amounted to $763,166. Subsequent to September 4, 1996, the Company has had a 100% interest in any operating profits or losses from the mine. Giving effect to the Company's 51% interest through September 4, 1996 and its 100% interest thereafter, the Company received operating profits from the mine of $522,151 in 1996 and recorded an operating loss of $5.6 million in 1997 and $58.1 million in 1998. The following data sets forth 100% of the mine's production during the periods indicated.

                               Three Months
                                    Ended                                        Year Ended December 31,
                                December 31,           ------------------------------------------------------------------------
                                    1994                 1995                  1996                  1997                  1998
                             -----------------           ----                  ----                  ----                  ----
Ore milled (tons).              56,761                 286,512               339,509               343,296               236,016
Gold (ounces). . .               9,712                  43,204                52,917                48,181                37,746
Silver (ounces). .              39,605                 142,229               112,633               100,626                70,755


      The following table sets forth the costs of production per ounce of gold during the periods set forth below at the Petorca Mine. Cash costs include mining, processing and direct administration costs, royalties, and smelting and refining.


                               Three Months
                                    Ended                                        Year Ended December 31,
                                December 31,           ------------------------------------------------------------------------
                                    1994                 1995                  1996                  1997                  1998
                             -----------------           ----                  ----                  ----                  ----
Cash costs per
   ounce....................    $205.65                $330.37               $296.05               $348.24               $336.26
Depreciation,
  depletion and
  amortization
  per ounce.................      20.40                  20.51                 41.01                 53.69                 43.99
                                -------                -------               -------               -------               -------

Total costs per
  ounce.....................    $226.05                $350.88               $337.06               $401.93               $380.25
                                =======                =======               =======               =======               =======


      During the last five months of 1998, substantial operating improvements were achieved resulting in reduced cash costs. The cash costs for this period were $231 per ounce. These improvements are expected to continue in 1999.

      During the third quarter of 1998, the Company commenced a revised mining program and Petorca achieved positive cash flow with production during the third and fourth quarters totaling 16,105 ounces of gold and 27,105 ounces of silver at a cash equivalent cost of $245 per equivalent ounce of gold. The Company expects that the first quarter of 1999 will continue to achieve similar operating improvements. Based on proven and probable reserves, the Company estimates that operations should continue for an estimated twelve months with similar production and operating costs.

      Ongoing exploration efforts are being conducted to identify, and, if successful, develop wider veins in order to increase reserves as well as to lower costs of production. The Company expended approximately $.9 million for developmental activities in 1998 and plans to expend approximately $.5 million for developmental activities in 1999.

KENSINGTON PROPERTY

      On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. The property is located on the east bank of Lynn Canal between Juneau and Haines, Alaska. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30, 1995, Coeur Alaska paid to the Sellers a total of $32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase
Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net smelter return royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production.

      The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. Based on an ore reserve endorsement dated February 1997 by Steffen, Robertson & Kirsten, independent mining consultants, Kensington proven and probable ore reserves as of January 1, 1999 are estimated at 13.893 million tons at a grade of 0.136 ounces of gold per ton, containing 1.896 million ounces of gold. The reserve estimate is based on an average life-of-mine breakeven price of $410 per ounce of gold. The reserve estimate reflects the effects of extractive dilution during the mining process, but not losses during the recovery process. An additional 10.51 million tons of mineralized material averaging 0.130 ounces of gold per ton has been identified, including results from 1998 exploration. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. During 1998, six in-mine exploration targets were drill tested by 76 core holes totaling 57,033 feet. Company geologic evaluations of the drill results indicate the presence of a mineralized material inventory of 1.644 million tons with a gold grade of 0.143 ounce per ton. The tons and grades were estimated using a cut-off grade of 0.07 ounce of gold per ton. The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims.

      Based upon metallurgical testing, gold recovery associated with producing a flotation concentrate is 95%, with 2.3% additional losses incurred during final treatment off-site. The Company intends by the third quarter of

1999 to complete an updated ore reserve analysis that reflects a mine plan based on the recently completed optimization study.

      During 1998, the Company's efforts at Kensington continued to be directed toward the permitting process and project optimization study. The Company announced in April 1998 that it had obtained all significant permits required to proceed with development of the mine. However, in view of continuing low gold prices, the Company proceeded with an independently prepared optimization study of the permitted mine plan intended to improve the economic viability of the project. In December 1998, the Company announced the completion of the independently prepared optimization study, which resulted in a new mine plan that will require extensive permit modifications. Based on the results of the optimization study, the Company estimates that the project's operating cash costs per ounce should be reduced to approximately $195 and total capital costs to develop the mine should be reduced to approximately $192 million.

      The new mine plan recommended by the optimization study calls for changes relating to the tailings management system, on-site gold recovery, facility relocation and increased mill throughput. The new tailings management system involves placing a portion of the Kensington tailings on the floor of the Lynn Canal via an engineered system called Underwater Tailings Placement ("UTP"). In the UTP process, only inert (non-reactive) tailings will be piped directly to the sea floor at a depth of approximately 750 feet. The new mine plan also calls for recovering gold on-site with sodium cyanide gold processing in a separate, fully contained system. The system will recycle and reuse process waters with no marine discharge and all the tailings produced will be treated, mixed with cement and placed underground in areas previously mined. Other changes in the new mine plan involve relocating surface facilities such as the ore grinding facilities to an underground location and increasing the mine production rate from an estimated 4,600 tons per day.

      The proposed use of UTP will require the Company to obtain from the EPA a site specific exemption from its rules regulating gold mining. In addition, modification to the Environmental Protection Agency ("EPA") National Pollution Discharge Elimination System ("NPDES") permit will be required, which in turn will most likely require the EPA to prepare a Supplemental Environmental Impact Statement. Modifications also will be required to the US Forest Service approval of the Plan of Operations, the Army Corps of Engineers Section 404 permit for tailings facility construction, and the City and Borough of Juneau Large Mine Permit. Additional required authorizations of federal, state and local jurisdictions will be required to reflect the new mine plan changes, particularly the changes associated with UTP and on-site gold recovery. The Company hopes to secure the required rulemaking, permit modifications and other necessary regulatory approvals in the first quarter of 2000 so that a construction decision can then be made. No assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

      The Company's capital expenditures at the Kensington Property totaled approximately $11.4 million (excluding capitalized interest) in 1998. Such capital expenditures were used to continue the permitting and optimization activities. The Company plans approximately $7.2 million (excluding capitalized interest) of capital expenditures at the project during 1999, which are planned to be used for technical support and engineering studies required to complete the permitting activities. As of December 31, 1998, the Company had invested a total of $141.9 million (including capitalized interest of $33.4 million) on the Kensington Property. If mine operations commence, the Company will conduct additional developmental drilling designed to increase the current 1.9 million ounce gold reserve.

INTEREST IN GASGOYNE GOLD MINES NL

      In May 1996, Coeur acquired approximately 35% of the outstanding shares of capital stock of Gasgoyne, an Australian gold mining company, in exchange for a total of 1,419,832 shares of Coeur common stock and cash totaling approximately $15.4 million. Sons of Gwalia Limited, an Australian gold mining company, ("Sons of Gwalia") conducted a competing offer for outstanding
Gasgoyne shares in connection with which it acquired approximately 61% of Gasgoyne's outstanding shares. As a result of a selective reduction of capital effected by Gasgoyne in February 1997 by purchasing its publicly held shares from the shareholders other than Coeur and Sons of Gwalia, Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. In May 1997, Coeur acquired an additional 7,820,907 shares of Gasgoyne, constituting approximately 14% of the outstanding shares of Gasgoyne, from Sons of Gwalia for US$14.9 million, as a result of which Coeur's ownership interest in Gasgoyne was increased to 50% of the outstanding shares. Coeur's interest in Gasgoyne is being accounted for under the equity method.

      Gasgoyne is principally engaged in the exploration, development and ownership of gold properties located in Western Australia. Headquartered in Perth, Australia, Gasgoyne's principal asset is its 50% interest in the Yilgarn Star Gold Mine in Marvel Loch, located approximately 220 miles east of Perth, which started production in 1991. Gasgoyne also had a 45% interest in the Awak Mas Gold Project ("Awak Mas") in Indonesia. Gasgoyne sold its interest in Awak Mas in January 1998 for consideration of US$14.9 million cash, 10 million shares of Lone Star Exploration NL and a royalty of $2 per ounce of gold after 2 million ounces have been produced.

      The following table sets forth information relating to total Yilgarn Star Gold Mine production during the period from May 1, 1996 to December 31, 1996, and during the years ended December 31, 1997 and 1998. Coeur had a 17.5% interest in such production (i.e., 35% of one-half) for the approximately seven months subsequent to the acquisition of its interest in Gasgoyne in May 1996, and a 25% interest (i.e., 50% of one-half) after May 1997:

                                                              Year Ended December 31,
                                      Eight Months Ended      -----------------------
                                      December 31, 1996       1997               1998
                                      ------------------      ----               ----
Ore milled (tons)................          587,582          1,502,111          1,345,841
Gold (ounces)....................           85,591            174,848            157,526


      The following table sets forth the costs of production per ounce of gold during the years ended December 31, 1996, 1997 and 1998. Cash costs include mining, processing and direct administration costs, and smelting and refining costs.


                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                        1996              1997              1998
                                                        ----              ----              ----
Cash costs per ounce.............................     $ 217.91          $ 255.11          $ 215.24
Depreciation, depletion and
  amortization per ounce.........................        99.39            161.35            201.07
                                                      --------          --------          --------
Total costs per ounce............................     $ 317.30          $ 416.46          $ 416.31
                                                      ========          ========          ========


      The Yilgarn Star Gold Mine operated as an open pit surface mine from 1991 through September 1995 and an underground mine commenced operations there on a limited basis in October 1995. The increase in per ounce costs in 1997 compared to 1996 relate to the planned transition of mining at the Yilgarn Star Mine from an open-pit operation to an underground operation and mining of the uppermost portion of the underground mine which temporarily resulted in a lower grade of ore being delivered to the mill. The increase in depreciation, depletion and amortization per ounce in 1998 over 1997 is primarily due to an increase in the basis resulting from the fact that in May 1997, the Company increased its ownership of Gasgoyne to 50%.

      Yilgarn Star proven and probable reserves as of December 27, 1998 estimated by Gasgoyne Gold Mines totalled 4.074 million tons averaging 0.17 ounces of gold per ton, or a total of 684,000 ounces of gold. The reserve estimate is based on a gold price of $300.00 per ounce. An additional 6.155 million tons of mineralized material has been identified at a grade of 0.14 ounces of gold per ton.

      The Nevoria Mill, which processed ore from the Yilgarn Star Mine's open pit, ceased operations in July 1998 and was placed on a care and maintenance basis following the depletion of reserves at the open pit. The Joint Venture is presently carrying out planned localized and regional exploration programs designed to increase reserves at the Yilgarn Star Mine.

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

      The Golden Cross Mining License covers an area of approximately 961 acres of which 274 acres are occupied by the current Golden Cross Mine operation. The mine property includes open-pit and underground mine facilities, process plant, tailings pond, water treatment plant and mine offices which are all accessible by road from the town of Waihi. Construction of the Golden Cross Mine began in April 1990, and commercial production commenced in December 1991. Open pit mining operations were discontinued in December 1997 and limited mining of underground ore continued until April 28, 1998, at which time all mining and milling operations were discontinued.

      Due to ground movement and instability which threatened the integrity of the mine site (see Item 3, GOLDEN CROSS LAWSUIT), the Company effected a $53 million write-down during the second quarter of 1996 of its interest in the Golden Cross Mine and the nearby Waihi East property, which included accrual of the then estimated future closure and remediation costs and a write-down of the carrying value of the Company's 80% interest in the property. In the last quarter of 1996, it appeared that the interim slide remedial measures were successful in stabilizing the extent of the ground movement and the New Zealand Regulatory Authorities approved the Company's application to permit the raising of the Golden Cross Mine tailings impoundment crest. As a result of the completion of the crest raising in early 1997, the Company was able to implement a previously planned mill optimization and to continue to operate the mine through the end of 1997. Although the deep-seated ground movement below the Golden Cross Mine tailings impoundment that necessitated the Company's 1996 write-down appeared to stabilize in late 1996 and during 1997, limited tailings disposal capacity required that open pit mining activities at the mine be discontinued in December 1997. As stated above, limited mining of underground ores continued until April 28, 1998, at which time all mining and milling operations were discontinued.

      In the second quarter of 1997, the Company received its 80% share of a $10 million insurance recovery relating to business interruption and property damage at the mine. Since the recovery was not assured at the time of the original write-down, it was not accrued as part of that write-down; therefore, the $8 million of insurance proceeds were recorded as other income in 1997. During 1998, the Company expended approximately $1.1 million in connection with remediation activities at the mine and expects that additional remediation costs at the mine during 1999 will approximate $.4 million. In addition, the Company estimates that the costs to be incurred in 1999 in connection with the closure of the mine will approximate $3.1 million.

      In December, the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual, and recorded an additional write-down of $4.2 million in the fourth quarter of 1998. The shortfall was due to changes in estimates from the initial write-down related to the fair value of the remaining assets of $9.5 million, offset in part by the reduced estimate of closure and remediation costs of $5.3 million.

      The following table sets forth for the periods indicated Golden Cross Mine production data attributable to Coeur's 80% interest in the mine:


                                                                                    Four
                                                                                   Months
                                                                                   Ended
                                              Year Ended December 31,             April 30,
                                     ----------------------------------------     ---------
                                     1994        1995        1996        1997       1998
                                     ----        ----        ----        ----       ----
Ore milled (tons).............     727,427     731,453     827,642     833,836     86,663
Gold (ounces).................      67,400      83,058      64,365      83,110     15,858
Silver (ounces)...............     222,246     286,216     205,070     271,776     49,536


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


                                                                                    Four
                                                                                   Months
                                                                                   Ended
                                              Year Ended December 31,             April 30,
                                     ----------------------------------------     ---------
                                     1994        1995        1996        1997       1998
                                     ----        ----        ----        ----       ----
Cash costs per
  ounce..........................  $276.96     $232.74     $369.56     $245.34     $210.51
Depreciation,
  depletion and
  amortization
  per ounce......................   111.53       81.08       38.22       44.13
                                   -------     -------     -------     -------     -------
Total costs per
  ounce..........................  $388.49     $313.82     $407.78     $289.47     $210.51
                                   =======     =======     =======     ========    =======

      No depreciation, depletion and amortization costs were recorded in the four months ended April 30, 1998, in view of the cessation of mining activities on April 28, 1998.

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


                                                 Year Ended December 31,
              -------------------------------------------------------------------------------------------
                      1995                    1996                    1997                   1998
              -------------------     -------------------     -------------------     -------------------
               HIGH         LOW        HIGH         LOW        HIGH         LOW        HIGH         LOW
              -------     -------     -------     -------     -------     -------     -------     -------
 Silver -     $  6.01     $  4.36     $  5.79     $  4.67     $  6.21     $  4.21     $  7.31     $  4.72
 Gold   -     $395.55     $372.40     $414.80     $367.40     $366.55     $283.00     $313.15     $273.40

MARKETING

      Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy used to mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. At December 31, 1998, the Company had forward commitments of 135,000 ounces of gold at an average price of $371 per ounce. These commitments mature evenly over the next five years.

EXPLORATORY AND DEVELOPMENTAL MINING PROPERTIES

      Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Australia and New Zealand. Exploration expenses of approximately $7.7 million, $8.7 million and $9.4 million were incurred by the Company in connection with exploration activities in 1996, 1997 and 1998, respectively.

      Coeur is conducting extensive exploration programs for silver and gold at or adjacent to its existing mining properties in the United States and Chile. In particular, the Company significantly expanded its exploration efforts at the Rochester mine and adjacent Nevada Packard property during

1998. Exploration activities also continue at the Fachinal and Petorca (El Bronce) mines and adjacent properties in Chile.

      An extensive developmental drilling program was completed during 1998 at the Company's Kensington gold project, located north of Juneau, Alaska. Approximately 1.644 million tons averaging 0.14 ounce per ton gold have been added to the mineralized-material inventory as a result of this program.

      Silver Valley Resources is engaged in continuing exploration projects on its extensive land holdings in the Coeur d'Alene Mining District in northern Idaho, which historically has been one of the largest silver producing regions in the world. On-going exploration for silver is being conducted at the Coeur and Galena mines, Caladay project and adjacent land leased from the Sterling Mining Company, Placer Creek Mining Company, Silver Buckle Mines, Inc. and American Silver Mining Company.

      Gasgoyne Gold Mines NL (50% owned by Coeur) is conducting exploration programs at the Yilgarn Star Gold Mine and adjacent properties in Western Australia. Coeur is also in the process of opening an exploration office in Perth, which will allow a more direct involvement in exploration for gold deposits in Australia.

      Both the KM66 project in Mexico and the Groete Creek project in Guyana were terminated during 1998. Coeur has ceased all exploration activities in Guyana, but will continue to actively seek advanced-staged, precious-metals exploration properties elsewhere in South America and in North America.

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

      For the years ended December 31, 1997 and 1998, the Company expended $5.0 million and $8.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.3 million for that purpose in 1999. The Company expended approximately $4.5 million and $1.1 million in connection with its ground movement remediation activities at the Golden Cross Mine in 1997 and 1998, respectively. In addition, since the inception of the project through December 31, 1998, the Company expended approximately $16.0 million on environmental and permitting activities at the Kensington Property and expects to spend approximately $3.0 million there for that purpose in 1999. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

      FEDERAL ENVIRONMENTAL LAWS

      Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency ("EPA") regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA plans to develop a program to regulate mining waste pursuant to its solid waste management authority under the Resource Conservation and Recovery Act ("RCRA"). Certain processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. The EPA is studying how mine wastes from extraction and benefication should be managed and regulated. If the Company's mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government's cleanup efforts. Additional regulations or requirements may also be imposed upon the Company's tailings and waste disposal in Idaho and Alaska under the Federal Clean Water Act ("CWA") and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada's, Idaho's and Alaska's air pollution statutes implementing the Clean Air Act.

      The Company's commitment to environmental responsibility has been recognized in 19 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the "Star" award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. In 1994, the Company's Chairman and Chief Executive Officer, and in 1997, the Company's Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers' Environmental Conservation Distinguished Service Award. The receipt of such awards does not relieve the Company of its obligations to comply with all applicable environmental laws.

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

      PROPOSED MINING LEGISLATION

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

      During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the Mining Act. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known. A significant portion of Coeur's U.S. mining properties are on public lands. Any reform of the Mining Act or regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

      In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $.30 per hectare. An exploration concession is valid for a three year period. It may be renewed for new periods unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession. The total tax paid in 1998 in Chile was approximately $329,000.

      In New Zealand, prospecting licenses and mining licenses are issued by a national government agency. To maintain them the holder must comply with the detailed provisions of the licenses, which include provisions for work programs, health and safety, protection of the environment, reclamation, liability insurance and performance bonds. An annual fee is required to be paid for the prospecting and mining licenses associated with Golden Cross which, for the year 1998, amounted to $26,000.

EMPLOYEES

      At March 1, 1999, the Company employed a total of 831 full-time employees, of which 45 are located at the Company's executive offices in Coeur d'Alene, Idaho, 253 are employed at the Rochester Mine, 14 are employed at the Golden Cross Mine in New Zealand, 508 are employed at the Fachinal and Petorca Mines in Chile, and 11 are employed at the Kensington property in Alaska. The Company maintains labor agreements under country statutes in Chile at the Fachinal Mine. The Fachinal Mine labor agreement provides a base wage with bi-annual cost of living adjustments but no annual escalator, and have provisions for terms and conditions of work including vacations, holidays, education, and in the case of the Fachinal Mine, housing. The agreements also provide for health and pension benefits at the minimum country-mandated levels. The Fachinal Mine agreement also provides for hours of work and shifts to accommodate remote living conditions and provides a production bonus equal to 35% of base pay when production exceeds 1,500 tons per day. The agreement at the Fachinal Mine expires in August 1999. In the opinion of the Company, its labor relations have been satisfactory. The employees of Silver Valley Resources and Gasgoyne are employees of those companies.

ITEM 2.     PROPERTIES.

      Information regarding the Company's properties is set forth under Item 1 above.

ITEM 3.     LEGAL PROCEEDINGS.

FEDERAL NATURAL RESOURCES ACTION

      On March 22, 1996, an action was filed in the United States District for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter.

      In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the 1986 settlement with the state bars the federal claims. That motion remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area rather than the entire Coeur d'Alene Basin. Although that ruling limits the geographic coverage of the United States' action, the ruling does not prohibit the EPA from attempting to utilize its hazard ranking system which could potentially broaden the scope of the United States' allegations. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. At this stage of the proceeding, it is not possible to predict its ultimate outcome.

GOLDEN CROSS LAWSUIT

      On July 15,  1996,  the Company  filed a complaint  against  Cyprus Amax
Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. The Company's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Trial has been scheduled for October 18, 1999 in Coeur d'Alene, Idaho. No assurances can be given at this stage of the action as to its ultimate outcome.

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

      On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions to dismiss. On October 9, 1998, the Court heard arguments on the question on whether a class should be certified and on December 14, 1998, the Court entered an order certifying a class. In December 1998, the parties to the suit determined that the further conduct of the case would be protracted and expensive and commenced discussions with a view toward settlement of the action. Although the Company continued to deny each of the plaintiffs' claims and allegations, the Company determined it would be in the best interests of the Company to settle the suit and agreed to enter into a Stipulation of Settlement which was filed by the parties with the Court on March 1, 1999. The terms of the proposed settlement provide that (i) the Company's directors and officers liability insurance carrier will pay $7 million to a settlement fund for the benefit of the plaintiffs; and (ii) the plaintiffs will be entitled to 50% of the net proceeds, up to a maximum of $6 million, (after the Company has first recouped its costs and expenses incurred in litigating its above-described lawsuit against Cyprus relating to Golden Cross and after deducting an $8 million reserve against the asserted subrogation claim of the Company's flood insurance carrier) actually received by the Company from its Golden Cross lawsuit against Cyprus. The Stipulation of Settlement contains strong denials of liability by the defendants as well as acknowledgments by the plaintiffs that they were unable to identify significant evidence to support a large portion of their claims. Final consummation of the settlement is subject to Court approval and to dismissal with prejudice of the derivative action described below.

DERIVATIVE ACTION

      On or about August 17, 1998, a purported derivative action was filed on behalf of the Company against Dennis E. Wheeler, James A. Sabala, James J. Curran, Joseph C. Bennett, James A. McClure, Cecil D. Andrus and Duane B. Hagadone in Federal District Court for the District of Idaho. The complaint alleged that the defendant officers and directors breached their fiduciary duties by authorizing the Company to purchase the Golden Cross Mine in New Zealand in 1993 and by allegedly causing or permitting the Company to make statements that the plaintiffs in the class action securities lawsuit described above claim were false or misleading during the period from January 1, 1995 through July 11, 1996. The plaintiff sought unspecified damages on behalf of the Company. On September 9, 1998, the plaintiff voluntarily dismissed the lawsuit without prejudice in light of Idaho Code Sec. 30-1-742, which requires a demand to be served on a company at least 90 days prior to the filing of a derivative action. On September 25, 1998, the plaintiff sent a letter to the Company's Board of Directors demanding that the Company, among other things, commence all reasonable steps to settle the class action securities lawsuit described above, and pursue claims against any officers, directors or third-party professionals who may have known about the potential problems with the Golden Cross Mine before the Company purchased an interest in it. The Board appointed a Special Committee of directors to respond to that demand. On March 9, 1999, the Special Committee recommended that the demand be rejected. The Company anticipates, based on communication with counsel for the derivative plaintiff, that the action previously dismissed without prejudice will be dismissed with prejudice.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information regarding the Company's current executive officers:


                                            Office with                        Appointed
      Name                Age               the Company                        to Office
      ----                ---               -----------                        ---------
Dennis E. Wheeler          56          Chairman of the Board                     1992
                                       President                                 1980
                                       Chief Executive Officer                   1986

Robert Martinez            52          Senior Vice President,                    1998
                                       Chief Operating Officer

Geoffrey A. Burns          39          Vice President
                                       Chief Financial Officer                   1999




Gary W. Banbury            46          Vice President - Human Resources          1998

James K. Duff              54          Vice President                            1996
                                       Business Development

Dieter Krewedl             55          Vice President - Exploration              1998

Robert T. Richins          51          Vice President                            1989
                                       Environmental Services and
                                       Governmental Affairs

Paul B. Valenti            50          Vice President - Operations               1998

Wayne L. Vincent           37          Controller                                1998
                                       Chief Accounting Officer                  1999

James N. Meek              47          Treasurer                                 1999

      Messrs. Wheeler, Martinez, Richins, Duff, Banbury and Vincent have been principally employed by the Company for more than the past five years. Prior to his appointment as Senior Vice President and Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President - Operations since April, 1997 and previously was Vice President - Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Vice President and Chief Financial Officer in March 1999, Mr. Burns was Chief Financial Officer and Controller for Prime Resources Group, Inc and Homestake Canada, Inc. From June 1993 until his appointment to Vice President - Human Resources, Mr. Banbury held the position of Manager of Human Resources with the Company. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his appointment as Vice President-Exploration on October 8, 1998, Mr. Krewedl was Vice President of Exploration for Echo Bay Mines, LTD. Prior to his appointment to his current position in May 1998, Mr. Valenti was Vice President of Engineering Services with the Company. He was previously Vice President of Operations and Development for USMX, Inc. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the past eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting.

                                    PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS.

      The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                 High               Low
                               --------          --------
1997:  First Quarter           $18.2500          $13.8750
       Second Quarter           16.0000           12.5000
       Third Quarter            16.3125           12.6875
       Fourth Quarter           16.2500            7.6250

1998:  First Quarter           $13.0000          $ 8.0000
       Second Quarter           13.5000            6.3750
       Third Quarter             7.8750            4.0625
       Fourth Quarter            7.4375            4.1250

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

      At March 17, 1999, there were 6,904 record holders of the Company's outstanding Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

      (To be furnished)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (To be furnished)


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to various market risks as a part of its operations. As an effort to mitigate losses associated with these risks, the Company may , at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

      The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.

      The Company operates in several foreign countries, specifically Australia, New Zealand and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

      All of the Company's long term debt at December 31, 1998 is fixed rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

      The following table summarizes the information at December 31, 1998 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

                                                                                                                   Fair
                                                                                                                   Value
 (dollars in thousands)    1999        2000        2001        2002        2003      Thereafter       Total      12/31/98
 ------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Long Term Debt                                                                                                   $144,290
Fixed Rate                $   -       $   -       $   -       $45,803     $    -      $200,649      $246,452
Average Interest Rate     6.686%      6.686%      6.686%        6.766%     6.843%        7.190%

DERIVATIVE FINANCIAL
INSTRUMENTS
Gold Put Options
Sold - AUD                                                                                                       $ 11,950
  Ounces                   30,000      30,000      30,000      30,000      30,000            -       150,000
  Price Per Ounce         $604.85     $604.85     $597.00     $597.00     $597.00     $      -

Gold Call Options
  Purchased - AUD                                                                                                $    689
  Ounces                       -       15,000          -           -           -             -        15,000
  Price Per Ounce         $    -      $545.00     $    -      $    -      $    -      $      -

Foreign Currency
  Contracts                                                                                                      $    391
  New Zealand Dollar      $6,000      $3,600      $    -      $    -      $    -      $     -       $  9,600
  Exchange Rate
  ( NZ$ to US$)            2.069       2.124           -           -           -            -

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (To be furnished)


(b) REPORTS ON FORM 8-K: The Company filed no report on Form 8-K during the quarter ended December 31, 1998.

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

      4(a)   -    Specimen    certificate   of   the    Registrant's    stock.
                  (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-2 (File No.
                  2-84174).)

      4(b)   -    Form of Indenture, dated as of October 15, 1997, between the
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

 -----------------
*  Management contract or compensatory plan

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

 -----------------
*  Management contract or compensatory plan

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

 -----------------
*  Management contract or compensatory plan

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

 -----------------
*  Management contract or compensatory plan

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

 -----------------
*  Management contract or compensatory plan

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

      10(00) - Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Placer Creek Mining Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant's Registration Statement on Form S-3 (File No. 333-40513).)

      10(pp) - Agreement for Sale and Issuance of Shares, dated May 7, 1997, among Sons of Gwalia Ltd, Burmine Investments Pty Limited, Orion Resources NL and Coeur Australia Pty Ltd. (Incorporated herein by reference to Exhibit 10(pp) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

      10(qq) - Letter agreement, dated May 7, 1997, between the Registrant and Sons of Gwalia Ltd. (Incorporated herein by reference to Exhibit 10(qq) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

      10(rr) - Shareholders Agreement, dated May 7, 1997, among Sons of Gwalia Ltd., Burmine Investments Pty Ltd., Orion Resources NL, Coeur Australia Pty Ltd. And Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(rr) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

      10(ss) - Management Services Agreement, dated May 7, 1997, among Sons of Gwalia Ltd., Coeur Australia Pty Ltd. And Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(ss) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

      21     -    List of subsidiaries of the Registrant. (Filed herewith.)

      23     -    Consent of Ernst & Young LLP. (To be furnished)

      27     -    Financial Data Schedule. (To be furnished)


(d) Independent auditors' reports are included herein as follows:

      (To be furnished)

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

                                               Coeur d'Alene Mines Corporation
                                                         (Registrant)


Date: March 24, 1999                              By: /s/DENNIS E. WHEELER
                                                      --------------------
                                                      Dennis E. Wheeler
                                                      (Chairman, President and
                                                      Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature
     -----------

 /s/DENNIS E. WHEELER          Chairman, President,             March 24, 1999
 --------------------          Chief Executive Officer
 Dennis E. Wheeler             and Director


 /s/WAYNE L. VINCENT           Controller                       March 24, 1999
 -------------------           Chief Accounting Officer
 Wayne L. Vincent


 /s/CECIL D. ANDRUS            Director                         March 24, 1999
 ------------------
 Cecil D. Andrus


 /s/JOSEPH C. BENNETT          Director                         March 24, 1999
 --------------------
 Joseph C. Bennett


 /s/JAMES J. CURRAN            Director                         March 24, 1999
 ------------------
 James J. Curran


 /s/JAMES A. MCCLURE           Director                         March 24, 1999
 -------------------
 James A. McClure


 /s/ROBERT E. MELLOR           Director                         March 24, 1999
 -------------------
 Robert E. Mellor


 /s/JOHN H. ROBINSON           Director                         March 24, 1999
 -------------------
 John H. Robinson


 /s/TIMOTHY R. WINTERER        Director                         March 24, 1999
 ----------------------
 Timothy R. Winterer