Form 10-K/A
period 1998-12-31
COEUR D ALENE MINES CORP
filed 1999-04-15
CIK 215466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15 (d) of the
                       Securities and Exchange Act of 1934

        Amendment No. 1 to Annual Report on Form 10-K for the Year Ended
                               December 31, 1998

                         COEUR D'ALENE MINES CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Idaho                          1-8641                  82-0109423
----------------------------         ------------             -------------
(State or other jurisdiction         (Commission              (IRS Employer
      of incorporation)              File Number)            Identification
                                                                 Number)

      505 Front Avenue., P.O. Box "I"
           Coeur d'Alene, Idaho                          83814
  ----------------------------------------             ----------
  (Address of principal executive offices)             (zip code)

       Registrant's telephone number, including area code: (208) 667-3511


       The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth in the pages attached hereto:

         Part I.   Item 1.  Business
         Part II.  Item 6.  Selected Financial Data
                   Item 7.  Management's Discussion and Analyses
                             of Financial Condition and Results
                             of Operations
                   Item 8.  Financial Statements and Supplementary Data
         Part III. Item 10. Directors and Executive Officers of the
                             Registrant
                   Item 11. Executive Compensation
                   Item 12. Security Ownership of Certain Beneficial
                             Owners and Management
                   Item 13. Certain Relationships and
                              Related Transactions
         Part IV.  Item 14(a). Financial Statements
                          (c)  Exhibits 23 and 27
                          (d)  Auditors' Report

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COEUR D'ALENE MINES CORPORATION



                                             By: /s/ Dennis E. Wheeler
                                                 ----------------------------
                                                 Dennis E. Wheeler
                                                 Chairman, President and
                                                   Chief Executive Officer

  Date: April 15, 1999

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

OVERVIEW OF MINING PROPERTIES AND INTERESTS

       The Company's most significant mining properties and interests are:

       - the ROCHESTER MINE, a silver and gold surface mining operation located in northwestern Nevada, which is 100% owned and operated by Coeur and which is one of the largest and lowest cost of production primary silver mines in the United States;

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

       - the FACHINAL MINE, an open pit and underground gold and silver mining operation wholly-owned and operated by Coeur and located in southern Chile, South America, which Coeur acquired in 1990, at which initial production commenced in October 1995, which was classified as an operating property for financial reporting purposes on January 1, 1997, and with respect to which the Company recorded a $42.9 million impairment write-down at December 31, 1998;

       - the CDE Petorca (or CDE El Bronce) Mine (THE "PETORCA MINE"), an underground Chilean gold and silver mine in which the Company acquired a 51% operating interest in October 1994 and 100% ownership in September 1996, and with respect to which the Company recorded a $54.5 million impairment write-down in the first quarter of 1998;

       - ownership of 50% of the capital stock of GASGOYNE GOLD MINES NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of THE YILGARN STAR MINE, a gold mine in Western Australia, and certain other exploration-stage properties;

       - ownership of 100% of the KENSINGTON PROPERTY, located north of Juneau, Alaska, which is being developed as an underground gold mine by Coeur where the Company recently completed an independently prepared optimization study which reduced projected cash operating costs to US$190 per ounce of gold for proven and probable reserves and capital costs to develop the mine to $192 million, and at which the Company recorded an impairment write-down of $121.5 million at December 31, 1998; and

       - the GOLDEN CROSS MINE, an underground and surface gold mining operation located near Waihi, New Zealand at which mining and milling operations were discontinued on April 28, 1998, and at which reclamation activities were conducted throughout the balance of 1998.

Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

BUSINESS STRATEGY

       The Company's business strategy is to capitalize on its ore reserve/mineralized material bases and the expertise of its management to become a leading precious metals company via long-term, profitable growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's larger primary silver producers; (ii) improve operating cost and production profiles at Coeur's existing silver and gold mining operations; (iii) increase the Company's silver and gold production and reserves in order to continue to provide its shareholders with an interest in both metals, while lowering its cost of gold and silver production; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company's operating and production costs and expanding its production and reserves; (v) continue to explore for new silver and/or gold discoveries primarily in North and South America and Australia primarily near existing mine sites; (vi) focus on opportunities which provide strong immediate or near-term prospects for low-cost silver and/or gold production; and (vii) strengthen the Company's financial ability to weather the gold industry's lowest price level in nineteen years.

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

                        Percentage of                Percentage of Total Revenues
Mine/Company           Coeur Ownership                in Year Ended December 31,
------------           ---------------   ---------------------------------------------------
                                             1995       1996          1997        1998
                                             -----      -----         ----        ----
Rochester Mine. .              100%          57.0%       59.3%        40.5%       56.2%
Golden Cross Mine.              80            33.4       26.0         23.7          .2
Petorca Mine(1). .             100             0.3        2.8         11.3         8.5
Fachinal Mine(2) .             100               -          -          9.8        14.6
Silver Valley (3).              50               -         .5           .9         (.9)
Gasgoyne(4). . . .              50               -        0.9          5.2        12.1
Other. . . . . . .               -             9.3       10.5          8.6         9.3

                                             -----      -----        -----       -----
                                               100%       100%         100%        100%
                                             =====       ====        =====       =====

------------------------------------

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

(3)       The Company's interest in Silver Valley accounted for approximately
       3.0 % of total revenues for the approximately eight months subsequent to its start-up by the Silver Valley Resources in May 1996. The Company changed its method of accounting for Silver Valley Resources from the proportionate consolidation method to the Equity Method of Accounting and as such has included cost of production and working capital costs.

(4) The Company's interest in Gasgoyne accounted for approximately 1.2% of total revenues for the approximately six months subsequent to its acquisition by the Company in May 1996. The reported percentages reflect the fact that Coeur's interest in Gasgoyne revenue was 35% from May 1996 to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company's interest in Gasgoyne is reported in accordance with the equity method.


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
                 placing broken ore on an impermeable pad and applying a dilute cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

"Mineralized
 Material"  -    A mineralized underground body which has been intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. Such material does not qualify as an "ore reserve" until a final and comprehensive economic, technical and legal feasibility study based upon evaluation of engineering, mineability and metallurgical testing is concluded.

"Ore
 Reserve"   -    That part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

"Probable
 Reserves"  -    Ore reserves for which quantity and grade and/or quality are
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

ROCHESTER MINE

       The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine utilizes the heap leaching process to extract both silver and gold from ore mined using open pit methods. The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester"). Asarco, Inc., the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $18.26 per ounce up to minimum rate of 5%.

       Based on the ore reserve review report, dated February 1999, of Independent Mining Consultants, Inc. ("IMC"), and accounting for production through December 31, 1998, mineable, proven/probable ore reserves at the Rochester Mine, as of January 1, 1999, totaled approximately 54.856 million tons averaging 1.08 ounces of silver per ton and 0.009 ounces of gold per ton. The reserve estimate is based on a 0.75 ounce per ton silver-equivalent cutoff grade and silver and gold prices of $5.80 and $300.00, respectively. The average grades do not reflect losses in the recovery process. The amount of estimated proven and probable reserves vary depending on the prices of silver and gold. In addition, 26.789 million tons of mineralized material averaging 0.91 ounces of silver per ton and 0.007 ounces of gold per ton have been identified by Coeur Rochester. The average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. Furthermore, the actual strip ratio may vary significantly from year-to-year during the remaining life of the mine, however, the average strip ratio is anticipated to be less than 1:1.

       The above ore reserve and mineralized material data does not include data relating to the Nevada Packard property located south of the Rochester Mine, which the Company has an option to purchase and which is discussed below.

       Based upon its actual operating experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 90% for gold. The leach cycle at the Rochester Mine requires approximately five years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years. The realization of the Company's production estimates is subject to actual rates of recovery, continuity of ore grades, mining rates, areas being mined, projected operating costs, the levels of silver and gold prices, and other uncertainties inherent in any mining and processing operation.

       The following table sets forth information for the periods indicated relating to Rochester Mine production. Rochester had record silver production in 1998, 7,225,396 ounces, an 8% increase over 1997.

                                                Year Ended December 31,
                        ---------------------------------------------------------------------
                          1994            1995           1996           1997          1998
                        ---------      ---------      ----------     ---------      ---------
Ore processed
 (tons). . . . . .      7,759,637      8,243,609      8,127,691      8,738,471      8,529,263
Silver (ounces). .      5,937,770      6,481,825      6,251,180      6,690,704      7,225,396
Gold (ounces). . .         56,886         59,307         74,293         90,019         88,615


       Rochester reduced total costs per ounce by $.36, a 7% reduction from 1997.The following table sets forth the costs of production per ounce of silver and gold on a silver equivalent basis during the periods indicated at the Rochester Mine. Cash costs include mining, processing and direct administration costs, financing costs, royalties and refining costs. Silver equivalent gold production for the year is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to the yearly average silver price. This total is then added to actual silver production for the year to determine total silver equivalent production.


                                             Year Ended December 31,
                             ----------------------------------------------------------
                               1994        1995         1996        1997         1998
                             ---------   ---------    ---------   ---------    --------
Cash costs per ounce. . .    $  3.65     $  3.79      $  3.71     $  4.36      $ 4.07
Depreciation, depletion
   and amortization
   per ounce. . . . . . .        .59         .61          .54         .67         .60
                             --------    ---------    ---------   ---------    --------
Total costs per ounce . .    $  4.24     $  4.40      $  4.25     $  5.03      $ 4.67
                             ========    =========    =========   =========    ========


       A total of three deep drill holes were completed during 1998 to test multiple feeder structures that could have added ore resources to the Rochester silver/gold deposit. Sulfide mineralization was encountered; however, only weak precious metals mineralization was intercepted. Geologic evaluation is continuing.

       The metallurgical test program was completed during 1998 and confirmed that finer crushing could enhance gold and silver recoveries. The Company completed a basic engineering study to determine the capital and operating requirements for fine crushing. However, the results of this study do not support installation of a fine crushing plant at this time given the current depressed metal prices. The Company will continue to investigate potential fine crushing alternatives and other remaining life-of-mine optimization opportunities.

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

       Silver Valley silver reserves attributable to Coeur's 50% ownership interest in both the Galena and Coeur Mines have been expanded, increasing 32% in 1995, 22% in 1996 and 13% in 1997. In 1998, ore reserves at the Galena increased 15%. Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d'Alene Mining District with a view toward the development of new silver reserves and resources.

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

       Based on the ore-reserve estimate of Silver Valley, dated January 1999, proven and probable ore reserves as of January 1, 1999 at the Galena Mine totaled 1.757 million tons averaging 18.54 ounces of silver per ton. Included in the previously quoted reserves are 348,000 tons of ore containing 12.34% lead and 1.569 million tons of ore containing 0.56% copper. The Silver Valley reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead. The cutoff grade varies from area-to-area within the mine due to changing silver-copper ratios of the ore.

       The reserve estimate has also identified an additional 782,000 tons of mineralized material which averages 8.26 ounces of silver per ton. Included in the mineralized material are 262,000 tons containing 0.43% copper and 541,000 tons containing 5.74% lead.

       The following table sets forth information relating to total Galena Mine production during the periods indicated.

                                                 Eight Months                                  Year Ended
                                              Ended December 31,                              December 31,
                                                     1997                                        1998
                                      ---------------------------------             ---------------------------------
Ore milled (tons).......                              80,012                                     176,304
Silver (ounces).........                           1,456,201                                   3,260,363
Copper (pounds).........                           1,070,954                                    2,234,374

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

                                                 Eight Months                               Year Ended
                                                    Ended                                  December 31,
                                              December 31, 1997                                1998
                                      ---------------------------------           --------------------------------

Cash costs per ounce.............                   $4.74                                      $4.39

Depreciation,  depletion and
 amortization per  ounce.........                    1.24                                      1.06
                                                     ----                                      ----


Total costs per ounce............                   $5.98                                      $5.45
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

       The following table sets forth information, for the periods indicated, relating to total Coeur Mine production.

                              Six Months                Year Ended           Six Months
                                Ended                  December 31,             Ended
                          December 31, 1996                1997             June 30, 1998
                          -----------------            ------------         -------------

Ore milled (tons).               78,067                   110,579               21,968
Silver (ounces). .            1,666,534                 1,978,513              261,266
Copper (pounds). .            1,407,771                 1,621,345              174,414

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

                                    Six Months                                 Seven Months
                                      Ended               Year Ended               Ended
                                   December 31,          December 31,            July 31,
                                       1996                  1997                  1998
                                   ------------          ------------          ------------

Cash costs per ounce............       $3.18                $3.00                  $5.34
Depreciation, depletion
 and amortization
 per ounce......................         .79                  .95                   1.03
                                       -----                -----                   ----
Total costs per ounce...........       $3.97                $3.95                  $6.37
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

       During the first two years of commercial production (i.e. 1997 and 1998), the Fachinal Mine experienced operational ore reserve problems that resulted in significantly higher than expected cash operating costs of production. The Fachinal ore distribution is much more structurally controlled than originally interpreted. An effort to transition from open pit mining to profitable underground mining continued through 1997 and 1998. The remote and secluded location of the Fachinal Mine made it difficult to attract experienced miners and the Company decided to train local residents, supplemented with contract underground miners. After two years of mining and development, the Company now has a group of experienced underground miners. Additionally, the Company has implemented significant improvements in the open pit mining techniques specifically designed to improve the results of mining the structurally controlled Fachinal deposits. The efforts over the last two years are beginning to provide positive results and will continue into 1999.

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Asset and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Generally, SFAS 121 provides that an asset impairment exists when the total amount of the estimated future undiscounted cash flows generated by the asset are less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows include estimates of recoverable ounces, gold prices (considering historical and current prices) and operating, capital and reclamation costs.

       At December 31,1998, due to the continuing low gold price environment, the Company reviewed the carrying value of the Fachinal mine using a $350 per ounce gold price assumption. Coeur's long-term price assumption of $350 an ounce is based upon historical gold prices and the Company's reasonable projections, as well as a survey of price assumptions used by other companies in the industry. Based on estimated future undiscounted cash flows, the Company does not expect to recover the full value of its remaining investment in the Mine.

       Based on discounted estimated future cash flows from Fachinal, an impairment write-down of $42.9 million was recorded at December 31, 1998 thereby reducing the carrying value to $24.8 million.

       The following table sets forth Fachinal Mine production data for the period from October 19, 1995, on which date initial production activities commenced, through December 31, 1995, and for the years ended December 31, 1996, 1997 and 1998.

                                 October 19, 1995
                                      through
                                 December 31, 1995                             Year Ended December 31,
                           ------------------------------     ---------------------------------------------------------
                                                                       1996             1997             1998
                                                                       ----             ----             ----

Ore milled (tons).......                96,212                       591,074           592,976          568,051
Gold (ounces)...........                 3,586                        25,064            30,601           28,358
Silver (ounces).........               334,816                      2,154,347        2,243,761        1,596,676

       The gold production decline in 1998 was due to tons and grades being lower than planned. The silver shortfall was due to lower than model predicted grades at the Condor and Guanaco Mines. The Condor problem was one of model prediction error. Guanaco was at the end of its mine life and was not totally mined out because of the metal price decline of the last quarter. This resulted in a tonnage and grade shortfall for Guanaco.

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

                                                Year Ended December 31,
                                                -----------------------
                                                  1997         1998
                                                  ----         ----
Cash costs per ounce.......................     $339.46       $313.84

Depreciation, depletion and
 amortization per ounce....................      172.86        205.96
                                                 ------       -------

Total costs per ounce......................     $512.32       $519.80
                                                =======       =======

       The decrease in cash cost of production in 1998 was primarily attributable to fourth quarter operating improvements. The mine plan emphasis changed from 50%-50% underground-open pit mining to 80%-20% underground-open pit mining. Personnel were reduced 40%. The cash costs for the fourth quarter were $279 per gold equivalent ounce. During this period, significant productivity enhancements were achieved; the mill operating schedule was reduced 30%; other cost savings included lowered diesel consumption and renegotiated transportation, explosives and diesel contracts. Other employee related costs reductions included transportation, food and lodging savings.

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

       During the first quarter of 1998, the Petorca Mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. During April 1998, a SFAS 121 analysis of Petorca was completed to determine whether mine plans could be modified to improve operations. As a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca's mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a write-down in the first quarter of 1998 totaling $54.5 million relating to its investment in the Petorca Mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs.

       Subsequent to the write-down, sufficient exploration success was achieved to allow the mine to continue operations. During the third quarter of 1998, the Company commenced an improved mining program focused on an objective of positive cash flow. Petorca achieved this initiative with production during the third quarter totaling 7,060 and 10,087 gold and silver ounces respectively at a cash cost of $267 per gold ounce, and production in the fourth quarter totaling 9,045 and 17,018 gold and silver ounces, respectively, at a cash cost of $226 per gold ounce. The Company expects that 1999 will continue to achieve similar operating improvements. Based on proven and probable reserves, the Company estimates that operations should continue for twelve more months.

       Based on an ore reserve report, dated February 1999, prepared by CDE Petorca, proven and probable ore reserves as of January 1, 1999 at the Petorca Mine totaled 424,000 tons averaging 0.22 ounces of gold per ton. The reserve estimate is based on a gold price of $300.00 per ounce. An additional 858,000 tons of mineralized material, averaging 0.33 ounces of gold per ton, has been identified. The reserve is based on an internal cutoff of 0.18 ounces of gold per ton. The Company estimates, based on past experience and metallurgical testing, mill recovery rates are 93% for gold and 84% for silver. Certain mineralized veins remain geologically open both vertically and horizontally.

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

                                Three Months
                                    Ended
                                 December 31,                          Year Ended December 31,
                                                             ------------------------------------------
                                    1994                      1995         1996       1997       1998
                         -------------------------------     ------------------------------------------

Ore milled (tons).                 56,761                    286,512     339,509    343,296    236,016
Gold (ounces). . .                  9,712                     43,204      52,917     48,181     37,746
Silver (ounces). .                 39,605                    142,229     112,633    100,626     70,755

       The following table sets forth the costs of production per ounce of gold during the periods set forth below at the Petorca Mine. Cash costs include mining, processing and direct administration costs, royalties, and smelting and refining.

                            Three Months
                               Ended
                            December 31,                   Year Ended December 31,
                                                           -----------------------
                               1994                1995       1996        1997      1998
                        -------------------        ----       ----        ----      ----

Cash costs per
   ounce..............        $205.65            $330.37     $296.05     $348.24   $336.26

Depreciation,
  depletion and
  amortization
  per ounce...........          20.40              20.51       41.01       53.69     43.99
                              -------            -------     -------     -------   -------
Total costs per
  ounce...............        $226.05            $350.88     $337.06     $401.93   $380.25
                              =======            =======     =======     =======   =======

       During the last five months of 1998, substantial operating improvements were achieved resulting in reduced cash costs. The cash costs for this period were $231 per gold equivalent ounce. These improvements are expected to continue in 1999.

       During the third quarter of 1998, the Company commenced a revised mining program and Petorca achieved positive cash flow with production during the third and fourth quarters totaling 16,105 ounces of gold and 27,105 ounces of silver at a cash cost of $245 per equivalent ounce of gold. The Company expects that the first quarter of 1999 will continue to achieve similar operating improvements. Based on proven and probable reserves, the Company estimates that operations should continue for an estimated twelve months with similar production and operating costs.

       Ongoing exploration efforts are being conducted to identify, and, if successful, develop wider veins in order to increase reserves as well as to lower costs of production. The Company expended approximately $.9 million for exploration and developmental activities in 1998 and plans to expend approximately $.5 million for explorations and developmental activities in 1999.

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

       The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. Based on an ore reserve endorsement dated February 1997 by Steffen, Robertson & Kirsten, independent mining consultants, Kensington's proven and probable ore reserves are estimated at 13.893 million tons at a grade of 0.136 ounces of gold per ton, containing
1.896 million ounces of gold. This reserve estimate was based on an average life-of-mine price of $410 per ounce of gold (see updated optimization study below).

The reserve estimate incorporates the effects of extractive dilution during the mining process. During 1998, six in-mine exploration targets were drill tested by 76 core holes totaling 57,033 feet. Company geologic evaluations of the drill results added a new estimated mineralized material inventory of 1.644 million tons with a gold grade of 0.143 ounce per ton. The tons and grades were estimated using a cut-off grade of 0.07 ounce of gold per ton. An additional
10.51 million tons of mineralized material averaging 0.130 ounces of gold per ton has been identified, including results from 1998 exploration. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims.

       Based upon metallurgical testing, gold recovery associated with producing a flotation concentrate is 97%, with 2.3% additional losses incurred during final treatment off-site. The Company intends during the second quarter of 1999 to complete an updated audit of its ore reserves and mineralized material that reflects a mine plan based on the recently completed optimization study and the Company's long-term view of the gold price.

       During 1998, the Company's efforts at Kensington continued to be directed toward the permitting process and project optimization study. The Company announced in April 1998 that it had obtained all significant permits required to proceed with development of the mine. However, in view of continuing low gold prices, the Company initiated an optimization study, utilizing independent third party consultants, which was intended to improve the economic viability of the project. In December 1998, the Company announced the completion of the independent optimization study which contains a new mine plan that requires extensive permit modifications. Based on the results of the optimization study, which utilizes a cutoff grade of $340 per ounce, the Company estimates that the project's cash operating costs should be reduced to approximately $190 per ounce and total capital costs to develop the mine should be reduced to approximately $192 million.

       The new plan calls for changes relating to the tailings management system, on-site gold recovery, facility relocation and increased mill throughput. The new tailings management system involves placing most of the Kensington tailings on the floor of the Lynn Canal via an engineered system called Underwater Tailings Placement ("UTP"). In the UTP process, only inert (non-reactive) tailings will be piped directly to the sea floor at a depth of approximately 750 feet. The new mine plan also calls for recovering gold on-site with sodium cyanide gold processing in a separate, fully contained system. The system will recycle and reuse process waters with no marine discharge and all the tailings produced will be treated, mixed with cement and placed underground in areas previously mined. Other changes in the new mine plan involve relocating surface facilities such as the ore grinding facilities to an underground location and increasing the mine production rate to an estimated 4,600 tons per day.

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

       The Company's capital expenditures at the Kensington Property totaled approximately $11.4 million (excluding capitalized interest) in 1998. Such expenditures were used to continue the permitting and optimization activities. The Company plans approximately $7.2 million (excluding capitalized interest) in project expenditures during 1999, which are planned for technical support and engineering studies required to complete the modified permitting activities.

       As of December 31, 1998, due to the continuing low gold price environment, pursuant to SFAS 121, the Company reviewed the carrying value of the Kensington property using a $350 per ounce gold price assumption. Based on discounted estimated future cash flows from Kensington, a non-cash impairment write-down of $121.5 million was recorded at December 31, 1998, thereby reducing the carrying value to $20.4 million.

       This write-down does not jeopardize Kensington's future operating plans. Coeur remains committed to completing the permitting process in order to prepare the property for a production decision should the gold price return to historical levels. However, no assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

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

                                                                     Year Ended December 31,
                                 Eight Months Ended                  -----------------------
                                 December 31, 1996                    1997            1998
                                 ------------------                   ----            ----
Ore milled (tons)....                587,582                        1,502,111         1,345,841
Gold (ounces)........                 85,591                          174,848           157,526

       The following table sets forth the costs of production per ounce of gold during the years ended December 31, 1996, 1997 and 1998. Cash costs include mining, processing and direct administration costs, and smelting and refining costs.

                                          Year Ended December 31,
                               ----------------------------------------------
                                    1996            1997           1998
                                    ----            ----           ----
Cash costs per ounce.......       $ 217.91       $ 255.11        $ 215.24
Depreciation, depletion and
 amortization per ounce....          99.39         161.35          201.07
                                  --------       --------        --------
Total costs per ounce......       $ 317.30       $ 416.46        $ 416.31
                                  ========       ========        ========

       The Yilgarn Star Gold Mine operated as an open pit surface mine from 1991 through September 1995 and an underground mine commenced operations there on a limited basis in October 1995. The increase in per ounce costs in 1997 compared to 1996 relate to the planned transition of mining at the Yilgarn Star Mine from an open-pit operation to an underground operation and mining of the uppermost portion of the underground mine which temporarily resulted in a lower grade of ore being delivered to the mill. The increase in depreciation, depletion and amortization per ounce in 1998 over 1997 is primarily due the fact that in May 1997, the Company increased its ownership of Gasgoyne to 50%.

       Yilgarn Star proven and probable reserves as of December 27, 1998 estimated by Gasgoyne Gold Mines totaled 4.074 million tons averaging 0.17 ounces of gold per ton, or a total of 684,000 ounces of gold. The reserve estimate is based on a gold price of $300.00 per ounce. An additional 6.155 million tons of mineralized material has been identified at a grade of 0.14 ounces of gold per ton.

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

       In December, the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual, and recorded an additional write-down of $4.2 million in the fourth quarter of 1998. The shortfall was due to changes in estimates from the initial write-down related to the fair value of the remaining assets of $9.5 million, offset in part by the $5.3 million reduction in estimated closure and remediation costs.

       The following table sets forth for the periods indicated Golden Cross Mine production data attributable to Coeur's 80% interest in the mine:

                                                                               Four
                                                                              Months
                                                                               Ended
                                         Year Ended December 31,              April 30,
                             ----------------------------------------------   ---------
                                1994         1995        1996       1997        1998
                             ---------    ---------   ---------   ---------   -----------

Ore milled (tons).........    727,427      731,453     827,642     833,836     86,663
Gold (ounces).............     67,400       83,058      64,365      83,110     15,858
Silver (ounces)...........    222,246      286,216     205,070     271,776     49,536

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

                                                                                Four
                                                                               Months
                                                                                Ended
                                        Year Ended December 31,               April 30,
                             ----------------------------------------------   ---------
                                1994         1995        1996       1997        1998
                             ---------    ---------   ---------   ---------   ---------

Cash costs per
  ounce....................   $276.96      $232.74     $369.56     $245.34     $210.51
Depreciation,
  depletion and
  amortization
  per ounce................    111.53        81.08       38.22       44.13
                              -------      -------     -------     -------     -------
Total costs per
  ounce....................   $388.49      $313.82     $407.78     $289.47     $210.51
                              =======      =======     =======     =======     =======

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

SILVER AND GOLD PRICES

       The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (London Metal Exchange final quotation) per ounce during the periods indicated:

                                                Year Ended December 31,
                    -----------------------------------------------------------------------------
                          1995                  1996               1997                1998
                    -----------------    ------------------  -----------------   ----------------
                      High      Low        High       Low      High      Low      High      Low
                    --------  -------    --------  --------  --------  -------   -------  -------
  Silver -          $  6.01   $  4.36    $  5.79   $  4.67   $  6.21   $  4.21   $  7.31  $  4.72
  Gold   -          $395.55   $372.40    $414.80   $367.40   $366.55   $283.00   $313.15  $273.40


  MARKETING

       Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. At December 31, 1998, the Company had forward commitments of 135,000 ounces of gold at an average price of A$606.27 (equivalent to US$371 per ounce). These commitments mature evenly over the next five years.

EXPLORATORY AND DEVELOPMENTAL MINING PROPERTIES

       Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Australia and New Zealand. Exploration expenses of approximately $7.7 million, $8.0 million and $9.4 million were incurred by the Company in connection with exploration activities in 1996, 1997 and 1998, respectively.

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

       Gasgoyne Gold Mines NL (50% owned by Coeur) is conducting exploration programs at the Yilgarn Star Gold Mine and several exploration properties in the Laverton region of Western Australia.

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

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

       The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                                           Year Ended December 31,
                                                 -----------------------------------------------------------------------
                                                   1994         1995(4)           1996         1997(5)         1998
                                                 ----------    ---------       ----------    -----------     --------
                                                           (Thousands Except Per Share Information)
INCOME STATEMENT DATA:
Income:
        Sale of concentrates
        and dore'                                 $ 79,606      $ 89,239        $ 90,724        $131,161     $ 102,505
        Less cost of mine
         operations                                 67,802        72,210          81,464         134,565        97,878
                                                  ---------     ---------       ---------       ---------    ----------
        Gross profits                               11,804        17,029           9,260          (3,404)        4,627
        Other income                                12,587         9,504          13,347          20,739         9,156
                                                  ---------     ---------       ---------       ---------    ----------
        Total income                                24,391        26,533          22,607          17,335        13,783

Other expenses                                      29,392        27,591          23,946          31,660        36,104
Write-down of mining properties                                                   54,415(3)                    223,172(6)
                                                  ---------     ---------       ---------       ---------    ----------
Total expenses                                      29,392        27,591          78,361          31,660       259,276
                                                  ---------     ---------       ---------       ---------    ----------

Net loss from continuing
  operations before income
  taxes                                             (5,001)       (1,058)        (55,754)        (14,325)     (245,493)
Provision (benefit) for
  income taxes                                        (265)          200          (1,184)           (242)          919
                                                  ---------     ---------       ---------       ---------    ----------
Net loss from continuing
  operations                                        (4,736)       (1,258)        (54,570)        (14,083)     (246,412)
Income from discontinued
  operations(net of taxes)(1)                          793         2,412
                                                  ---------     ---------       ---------       ---------    ----------
Income(loss) before extraordinary
  item - early retirement of debt
  (net of tax)                                      (3,943)        1,154         (54,570)        (14,083)     (246,412)
Extraordinary item - early
retirement of debt (net of tax)                                                                                 12,158(7)
                                                  ---------     ---------       ---------       ---------    ----------
Net income (loss)                                  $ (3,943)    $  1,154        $(54,570)       $(14,083)    $(234,254)
                                                   =========    =========       =========       =========    ==========
Net income(loss) attributable
  to Common Shareholders                           $ (3,943)    $  1,154        $(62,967)       $(24,614)    $(244,786)
                                                   =========    =========       =========       =========    ==========

Basic and diluted earnings per share data(2):
  Net loss from continuing operations              $   (.31)    $   (.08)       $  (2.93)       $  (1.12)    $  (11.73)
  Income from discontinued
    operations (net of taxes)                           .05          .15
                                                  ---------     ---------       ---------       ---------    ----------
  Income (loss) before extraordinary
    item - early retirement of debt
 (net of tax)                                          (.26)         .07           (2.93)          (1.12)    $  (11.73)
  Extraordinary item - early
  retirement of debt ( net of tax)                                                                                 .55
                                                  ---------     ---------       ---------       ---------    ----------
  Net income (loss) attributable
 to Common Shareholders                            $   (.26)    $    .07        $  (2.93)       $  (1.12)    $  (11.18)
                                                   =========    =========       =========       =========    ==========
Cash dividends paid per
  Common Share                                     $    .15     $    .15        $    .15
                                                   =========    =========       ========
Weighted average
  number of shares of
  Common Stock                                       15,371       15,879          21,465          21,890        21,899
                                                   =========    =========       =========       =========    ==========

BALANCE SHEET DATA:
   Total Assets                                    $412,361     $445,646        $580,330        $658,702     $365,980
   Working capital                                  170,087      105,597         179,626         221,610      153,837
   Long-term liabilities                            234,009      184,789         202,566         298,152      258,340
   Shareholders' equity                             160,292      239,832         346,198         322,089       77,067

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

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Notes to the consolidated financial statements.

(3) During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of certain mining properties in accordance with FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Golden Cross Mine and the nearby Waihi East property were written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacts the tailings impoundment area and the ultimate viability of the mine. The write-down includes amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7.02 million as of December 31, 1996.

         In addition, the Faride property in Chile, was written down by $1.2 million due to management's decision not to exercise its final option payment on the project.

(4) Included in the results of operations for the year ended December 31, 1995 are (I) a gain of $4.4 million (included in other income) from the sale of gold and silver purchased in the open market which was in turn delivered pursuant to fixed price forward contracts during the year; and
       (ii) $2.4 million of income from discontinued operations (including the $2.2 million after-tax gain from the related sale of certain non-mining assets in May 1995) during the year.

(5) Included in the results of operations for 1997 are (I) the receipt of $8.0 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine and (ii) a gain of $5.3 million arising from the sale of gold purchased in the open market which was delivered pursuant to fixed price forward contracts in the first quarter of 1997.

(6) During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. An evaluation of operations was completed and as a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of El Bronce's mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a non-cash write-down for impairment in the first quarter of 1998 of $54.5 million relating to its investment in the El Bronce mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs. Subsequent to the write-down, sufficient exploration success was achieved to allow the mine to continue operations.

         During the fourth quarter of 1998, due to the continuing low gold price environment, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a $350 per ounce gold price and based on estimated undiscounted future cash flows, in accordance with the standards set forth in SFAS 121, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively, at December 31, 1998 and was recorded in the fourth quarter.

         In addition, in December the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual, and recorded an additional write-down of $4.3 million in the fourth quarter of 1998. The shortfall was due to changes in estimates from the initial write-down related to the fair value of the remaining assets of $9.5 million, offset in part by a $5.3 million reduction to estimated closure and remediation costs.

(7) During July, August and December 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002, approximately $36.5 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005, and approximately $1.6 million principal amount of its 6.375% Convertible Subordinated Debentures due 2004 for a total purchase price of approximately $28.5 million, excluding purchased interest of approximately $616,000. Associated with this transaction, the Company eliminated $1.4 million of capitalized bond issuance costs. The Company anticipates that as a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $3.0 million. As a result of the buyback of these debentures, the Company has recorded an extraordinary gain of approximately $12.2 million, net of taxes, during 1998 on the reduction of its indebtedness.

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

Operating Mines

       The currently operating mines directly owned and operated by the Company are the Rochester Mine in Nevada, which it wholly owns and operates; the "Petorca Mine" (previously called the El Bronce Mine); a Chilean gold mine of which the Company acquired operating control in October 1994 and 100% ownership in September 1996; and the Fachinal Mine, a Chilean gold-silver mine wholly-owned by the Company at which initial production commenced in late October 1995 and which was classified as an operating property for financial reporting purposes on January 1, 1997. On April 28, 1998, the Company substantially discontinued mining operations at the Golden Cross Mine in New Zealand, in which the Company had an 80% operating interest.

       The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and were terminated, as planned, on July 2,
1998) and the Galena Mine (where operations resumed in May 1997 and are continuing) in the Coeur d'Alene Mining District of Idaho. In May 1997, the Company increased to 50% its ownership of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of the Yilgarn Star Gold Mine in Australia.

Total Production and Reserves

       The Company's total production in 1998 was 10.7 million ounces of silver and 210,000 ounces of gold. Coeur estimates that 1999 silver and gold production will approximate 10.7 million ounces and 154,000 ounces, respectively. Total estimated reserves at December 31, 1998 amounted to approximately 79.8 million ounces of silver and 2.8 million ounces of gold, compared to estimated silver and gold reserves at December 31, 1997 of approximately 99.1 million ounces and
3.1 million ounces, respectively.

SFAS 121 Impairment Reviews; Write-down of Mining Properties

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Asset and Long-Lived Assets to be

Disposed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the asset is less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value.

       As of December 31, 1998, due to the continuing low-gold price environment, the Company reviewed the carrying value of the Fachinal Mine in Chile and the Kensington property in Alaska using a $350 per ounce gold price. As a result of this review, which considered the impact of the Kensington optimization study referred to below, the Company determined that the undiscounted estimated future cash flows were insufficient to fully recover the carrying value of Fachinal or Kensington and the assets were impaired. Accordingly, the Company recorded write-downs of $42.9 million and $121.5 million for Fachinal and Kensington, respectively, thereby reducing the carrying values to $24.8 million and $20.4 million.

       In addition, a similar evaluation was completed for the Petorca Mine in the first quarter of 1998 in view of continued operating loses. As a result, the Company recorded a write-down of $54.5 million relating to its investment in the Petorca Mine as of March 31, 1998, which reduced the carrying value of the mine to zero.

       If changes in circumstances or events adversely affecting the projected recoverability of the carrying value of the Company's mining properties are identified in the future, the Company may be required under SFAS 121 to effect additional asset write-downs.

Kensington Optimization Study

       In December 1998, the Company announced the completion of an optimization study relating to the Kensington property, a wholly-owned developmental gold property in Alaska, designed to improve the economic viability of the project. A new mine plan was formulated as a result of the optimization study, which will require extensive permit modifications. Based on the results of the study, the Company estimates that the project's cash operating costs per ounce should be reduced to approximately $190 and total capital costs to develop the mine should be reduced to approximately $192 million. The Company is unable to control the timing of the granting of the required permit modifications and regulatory authorizations, which the Company estimates are to be issued by the end of the first quarter of 2000. However, no assurance can be given as to whether or when such permit modifications and regulatory authorizations will be received, or as to whether the Company will decide to place the project into commercial production.

Acquisitions

       The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow and expand the Company's gold and/or silver production.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

       Sales and Gross Profits

       Sales of concentrates and dore' decreased by $28,656,000, or 22%, for the year ended December 31, 1998 as compared to the same period of 1997 primarily attributable to the closure of the Golden Cross Mine in New Zealand. During 1998, the Company produced a total of 10,703,178 ounces of silver and 209,959 ounces of gold compared to 11,024,225 ounces of silver and 290,962 ounces of gold in 1997.

       Spot silver and gold prices averaged $5.53 and $294.16 per ounce, respectively, in 1998 compared to $4.89 and $331.10 per ounce, respectively, in 1997. During 1998, the Company realized average silver and gold prices of $5.37 and $312.36, respectively, compared with realized average market prices of $4.89 and $334.99, respectively, in 1997.

       The cost of mine operations in 1998 decreased by $36,687,000, or 27%, below 1997. The decrease is primarily attributable to the fact that the Company discontinued operations at the Golden Cross Mine in early 1998.

       In 1997, based upon operating experience and metallurgical testing at the Rochester property, the Company determined that the amount of silver and gold that will ultimately be extracted in the heap leach process was underestimated. Prior to the fourth quarter, the Company estimated it would recover 55% of the silver and 85% of the gold mined. Effective with the fourth quarter of 1997, the Company increased its estimated recovery rates to 59% of the silver and 90% of the gold. The Company has accounted for the effect of the change prospectively as a change in accounting estimate.

       The cash cost per ounce of silver on a silver equivalent basis at the Rochester Mine decreased to $4.07 in 1998 compared to $4.36 per ounce in 1997. The decrease is due to a lower mine strip ratio in 1997 which resulted in an amortization of deferred stripping costs. Cash costs at Silver Valley amounted to $4.46 per silver ounce in 1998 compared to $3.74 in 1997 and is the result of the shutdown in 1998 of the Coeur Mine. Cash costs at the El Bronce Mine in 1998 averaged $336.26 per ounce of gold produced versus $348.24 in 1997. The decrease was primarily the result of mine efficiencies recognized in the third and fourth quarters of 1998.

       The gross profit from mining operations in 1998 amounted to $4.6 million compared to a gross loss from mining operations of $3.4 million in the same period of 1997. The $8.0 million increase in gross profits is due to the above mentioned decreases in the cost of mine operations coupled with substantially lower silver prices in the year ended December 31, 1997.

Other Income

       Interest and other income decreased by $11.6 million, or 56%, in 1998 compared to 1997. The decrease is primarily the result of (i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and (ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997. The decrease is partially offset by a gain of $1.2 million arising from the sale of silver purchased on the open market which was delivered pursuant to fixed-price forward contracts in the second quarter of 1998.

Expenses and Write-down of Mining Properties

       For the year ended December 31, 1998, total expenses increased by $227,616 million. The increase is primarily attributable to the combined $218.9 million write-downs of the Petorca and Fachinal Mines and the Kensington property, and an adjustment of $4.2 million to the closure accrual at Golden Cross in the fourth quarter of 1998. Mining exploration expense for 1998 increased by $1.4 million, or 18%, over 1997.

Net Loss

       As a result of the above, the Company's loss before income taxes and extraordinary items amounted to $245,493,000 in 1998 compared to a loss of $14,325,000 in 1997. The Company reported an income tax provision of $919,000 for 1998, compared to an income tax benefit of $242,000 in 1997. In 1998, the Company recorded an extraordinary gain on early retirement of debt (net of taxes) of $12,158,000. As a result, the Company reported a net loss of $234,254,000 compared to a net loss of 14,083,000 in 1997. The net loss attributable to common shareholders of $244,786,000, or $11.18 per share, in 1998, compared to $24,615,000, or $1.12 per share, in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Sales and Gross Profits

       Sales of concentrates and dore' increased by $40,437,000, or 45%, for the year ended December 31, 1997 over the same period of 1996 and is primarily attributable to increased sales of metals produced at the Fachinal and El Bronce Mines. Those increases are primarily due to (i) the classification of the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and (ii) the Company's increased ownership of the El Bronce Mine from 50% to 100% commencing in the third quarter of 1996. During 1997, the Company produced a total of 11,024,225 ounces of silver and 290,962 ounces of gold compared to 9,520,009 ounces of silver and 214,130 ounces of gold in 1996.

       Silver and gold prices averaged $4.89 and $331.10 per ounce, respectively, in 1997 compared to $5.18 and $387.70 per ounce, respectively, in 1996. During 1997, the Company realized average silver and gold prices of $4.89 and $334.99, respectively, compared with realized average market prices of $5.18 and $397.80, respectively, in 1996.

       The cost of mine operations in 1997 increased by $53,101,000, or 65%, over 1996. The increase is primarily attributable to the fact that i) the Company increased its ownership in the El Bronce Mine from 50% to 100% commencing late in the third quarter of 1996, which resulted in a proportionate increase in the cost of mine operations during the year ended December 31, 1997; and ii) the Company classified the Fachinal Mine as an operating property for accounting purposes as of January 1, 1997, and began recording cost of mine operations at the Fachinal Mine on that date. Of the approximately $53.1 million increase in the cost of mine operations, $19.6 million were noncash expenses attributable to the increase in depreciation, depletion and amortization expense recorded in the year ended December 31, 1997 over the prior year. The increase in these noncash expenses primarily resulted from the Company's increased El Bronce ownership interest and the fact that no such expenses were being recorded by Fachinal during 1996.

       In 1997, based upon operating experience and metallurgical testing at the Rochester property, the Company determined that the amount of silver and gold that will ultimately be extracted in the heap leach process was underestimated. Prior to the fourth quarter, the Company estimated it would recover 55% of the silver and 85% of the gold mined. Effective with the fourth quarter of 1997, the Company revised its estimated recovery rates to 59% of the silver and 90% of the gold. The Company has accounted for the effect of the change prospectively as a change in accounting estimate. The impact of the estimate change resulted in a reduction of cost of goods sold in 1997 of $7.0 million.

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

       The gross loss from mining operations in 1997 amounted to $3.4 million compared to a gross profit from mining operations of $9.3 million in the same period of 1996. The $12.7 million decrease in gross profits is due to the above mentioned increase in the cost of mine operations coupled with substantially lower gold and silver prices realized in the year ended December 31, 1997.

Other Income

       Interest and other income increased by $7.4 million, or 55%, in 1997 compared to 1996. The increase is primarily the result of (i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and (ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997. The increase is partially offset by a loss of $1.5 million related to the sale of the common shares of an Australian mining company in the fourth quarter of 1997 and lower interest income related to lower average cash and short-term investment balances in 1997 compared to 1996.

Expenses

       For the year ended December 31, 1997, total expenses decreased by $46.7 million. The decrease is primarily attributable to the $54.4 million write-down of mining properties recorded in the second quarter of 1996. In 1997, interest expense increased by $6.7 million, primarily as a result of the reclassification of the Fachinal Mine from a development-stage property to an operating property and the issuance of $143.7 million principal amount of 7 1/4% Convertible Subordinated Debentures due 2005 in the fourth quarter of 1997. Effective January 1, 1997, interest expense on the Fachinal construction loan, which was previously capitalized during the pre-production stage, was charged to operating expense. Mining exploration expense for 1997 increased by $1,027,000, or 13%, over 1996.

Net Loss

       As a result of the above, the Company's loss before income taxes amounted to $14,325,000 in 1997 compared to a loss of $55,754,000 in 1996. The Company reported an income tax benefit of $242,000 for 1997, compared to an income tax benefit of $1,184,000 in 1996. As a result, the Company reported a net loss of $14,083,000, and a net loss attributable to common shareholders of $24,615,000, or $1.12 per share, in 1997, compared to a net loss of $54,570,000, and a net loss attributable to common shareholders of $62,967,000, or $2.93 per share, in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

       The Company's working capital at December 31, 1998 was approximately $153.1 million compared to $220.4 million at December 31, 1997. The ratio of current assets to current liabilities was 5.9 to one at December 31, 1998 compared to 6.8 to one at December 31, 1997.

       Net cash used in operating activities in 1998 was $13,693,000 compared with $15,370,000 provided by operating activities in 1997. The most important non-cash items offsetting the net loss from continuing operations in 1998 was $31,011,000 of depreciation, depletion and amortization of accrued reclamation expense. A total of $ 70,300,000 of cash was provided by investing activities in 1998 compared to $21,939,000 used in 1997. The most significant factors accounting for the cash provided by investing activities in 1998 were (i) $114,276,000 proceeds from short-term investments, offset by $17,886,000 used to purchase short-term investments, (ii) $17,558,000 of expenditures on developmental properties, and (iii) $9,619,000 of expenditures on operational mining properties. The Company's financing activities used $43,476,000 of cash during 1998 compared to $77,318,000 provided in 1997. The most significant factor accounting for the net cash used in financing activities in 1998 was the payment of $28,477,000 used to retire long-term debt. As a result of the above, the Company's net cash increase in 1998 was $13,131,000 compared with a net cash increase of $70,749,000 in 1997.

       For the years ended December 31, 1998 and 1997, the Company expended $8.0 million and $5.0 million, respectively, in connection with environmental compliance activities at its operating properties. In addition, since the inception of the Kensington project through December 31, 1998, the Company had expended a total of $16.0 million on environmental and permitting activities at that property.

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

       In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the 1986 settlement with the state bars the federal claims. That motion remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area rather than the entire Coeur d'Alene Basin. Although that ruling limits the geographic coverage of the United States' action, the ruling does not prohibit the Environmental Protection Agency from attempting to utilize its hazard ranking system which could potentially broaden the scope of the United States' allegations. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the Environmental Protection Agency announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. At this stage of the proceeding, it is not possible to predict its ultimate outcome.

Golden Cross Lawsuit

       On July 15, 1996, the Company filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County, alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80 percent interest in the Golden Cross Mine in New Zealand. The Company's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of the Company's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Trial has been scheduled for October 18, 1999 in Coeur d'Alene, Idaho. On February 3, 1999, the Company files a second amended complaint which specifies damages in the amount of approximately $54 million together with pre-judgement and post-judgement interest as well as the unspecified costs incurred resulting from the violations of law alleged. Cyprus filed, on February 17, 1999, a motion to vacate the trial date and a motion to dismiss the second amended complaint. No assurances can be given at this stage of the action as to its ultimate outcome.

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

Euro Conversion

       Effective January 1, 1999, eleven of the 15 member countries of the European Union converted to common currency, the "Euro". The Company has considered the long-term implications of the conversion including potential modifications to computer systems, potentially increased exchange rate risk, heightened derivative risk and impact on enforceability of contracts and accounting practices and procedures. The Company's operations have minimal exposure to the European economy and the Company expects that the conversion will not be material to the operations or financial condition of the Company.

Year 2000 Compliance

       Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. As of December 31, 1998, the Company has incurred approximately $144,000 of costs related to the Y2K issue. The Company presently estimates that the remaining projected costs, primarily for professional consulting services, will be less than $150,000.

       The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by the year ended December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially-developed software, the majority of which is regularly upgraded through existing maintenance contracts. Parts (1), (2) and (3) of the Year 2000 program are currently underway. Part (1), identification and review of non-compliant accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues. Software vendors have made Year 2000 compliant software revisions available, which the Company is installing under maintenance agreements. The Company estimates that approximately 65% of its IT systems and approximately 3% of its non-IT systems have completed Part (2). Parts (1) and
(2) of the process are scheduled to be completed in the Company's third quarter ended September 31, 1999. Part (3), testing currently continues and is scheduled to finish in October 1999.

       The Company began contacting key suppliers and business partners about the Year 2000 issue during the third quarter of 1998 and continues to survey these parties during 1999. While no assurance can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

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

Environmental Compliance Expenditures

       For the years ended December 31, 1996, 1997 and 1998, the Company expended $3.1 million, $5.0 million and $8.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, Petorca and Fachinal Mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, since the inception of the project through December 31, 1998, the Company had expended a total of $16.0 million on environmental and permitting activities at the Kensington Property.

       The Company also expended $4.5 million in 1997 and $1.1 million in 1998 in connection with its ground movement remediation activities at the Golden Cross Mine in New Zealand, where mining activities were discontinued in April 1998. The Company estimates that costs, net of salvage revenues, to be incurred in 1999 in connection with the closure of the mine will approximate $3.1 million.

       The Company estimates that environmental compliance expenditures at its Kensington developmental property during 1999 will approximate $3.5 million related to activities associated with obtaining permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Exploration and Development Expenditures

       During 1998, the Company expended $10.6 million for engineering, optimization and permitting costs at the Kensington property, $6.3 million at the Rochester Mine, $3.3 million (excluding capitalized interest) for developmental costs at the Fachinal Mine and $.3 million at the Petorca Mine. During 1999, the Company presently plans to expend $7.1 million at the Kensington property, and $3.8 million for developmental and exploration activities at the Rochester Mine. If the Company were to decide to construct a Kensington mining facility, the Company currently estimates that it would be required to expend approximately $192 million over an eighteen-month period in connection with the construction of the Kensington mining facilities.

Realization of Net Operating Loss Carryforwards

       The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has not recognized potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements required hereunder and contained herein are listed under Item 14(a) below.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth information regarding the directors of the
Company:

DIRECTORS

                                                                                                           DIRECTOR
                                                NOMINEE                                 AGE                 SINCE
                                                -------                                 ---                 -----
   DENNIS E. WHEELER                                                                     56                  1978
       Chairman of the Board of the Company since May 1992; President since
       December 1980; Chief Executive Officer since December 1986; Chief
       Administrative Officer from December 1980 to December 1986; Secretary from January 1980 to December 1980; Senior Vice President and General
       Counsel from 1978 to 1980. Chairman of the Finance and Planning Committee
       and a Director of Sierra Pacific Resources (a public utility holding company).

   JOSEPH C. BENNETT                                                                     66                  1981
       Mining Consultant. Director of Equity Oil Company.

   JAMES J. CURRAN                                                                       59                  1989
       Former Chairman of the Board and Chief Executive Officer, First
       Interstate Bank, Northwest Region (Alaska, Idaho, Montana, Oregon and
       Washington) from October 1991 to April 30, 1996; Chairman of the Board and Chief Executive Officer, First Interstate Bank of Oregon, N.A. from
       February 1991 to October 1991; Chairman, President and Chief Executive
       Officer of First Interstate Bank of Denver, N.A., from April 1990 to
       January 1991; Chairman, President and Chief Executive Officer of First
       Interstate Bank of Idaho, N.A., from July 1984 to March 1990. Director of
       Fred Meyer, Inc. (regional general merchandise retailer)

   JAMES A. MCCLURE                                                                      74                  1991
       Attorney with the Boise, Idaho law firm of Givens, Pursley & Huntley;
       Consultant to the Washington, D.C. consulting firm of McClure, Gerard &
       Neuenschwander, Inc.; United States Senator from Idaho from 1972 to 1990;
       former Chairman of the Senate Energy and Natural Resources Committee.
       Director of Boise Cascade Corporation (natural resources company) and The
       Williams Companies (petroleum and telecommunications company).

                                                                                                            DIRECTOR
                                                NOMINEE                                  AGE                  SINCE
                                                -------                                  ---                  -----
   CECIL D. ANDRUS                                                                        67                  1995
       Governor of Idaho (1971-1977); Secretary of the Department of the
       Interior (1977-1981); Governor of Idaho (1987-1995). Director of
       Albertson's Inc. (a nation-wide grocery retail chain) and Key Corp.
       (commercial banking). Chairman of the Andrus Center for Public Policy at
       Boise State University; "of counsel" member of the Gallatin Group (a policy consulting firm).

   JOHN H. ROBINSON                                                                       48                  1998
       Vice Chairman of Black & Veatch, an international engineering and construction firm, since January 1999; Chief Development Officer of that company from 1997 - 1998 and Managing Partner from 1996-1998; and
       Chairman of Black and Veatch U.K., Ltd and President of Black & Veatch
       International since 1994; employed by Black & Veatch since 1972; director of Commerce Bancshares Inc. (a bank holding company) and Lab Holdings
       Inc. (insurance and health testing laboratories).

   ROBERT E. MELLOR                                                                       55                  1998
       Director, President and Chief Executive Officer of Building Materials
       Holding Corporation (distribution and sales of building materials) 1997 to present; Of Counsel, Gibson, Dunn & Crutcher, LLP, 1991-present; Held the positions of Executive President/Director and Chief Administrative
       Officer, Senior Vice President, General Counsel and Secretary of
       DiGiorgio Corporation (food wholesaler and distributor) from 1976 to
       1990.

   TIMOTHY R. WINTERER                                                                    62                  1998
       President and Chief Executive Officer of BHP World Minerals Corporation
       (international resources company) from 1997 to 1998; Group General
       Manager and Executive Vice President, BHP World Minerals (1996-1997);
       Senior Vice President and Group General Manager, BHP World Minerals
       (1992-1996); Senior Vice President Operations International Minerals, BHP
       Minerals (1985-1992); Executive Vice President, Utah Development Company
       (1981-1985)

EXECUTIVE OFFICERS

       Information regarding the Company's executive officers is set forth under
Item 4A of the Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Initial Statements of Beneficial Ownership of Securities on Form 3 are required to be filed within ten days after the date on which the person became a reporting person. Statements of Changes of Beneficial Ownership of Securities are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities occurred. A Form 4 reporting the granting of an option to John H. Robinson on June 11, 1998, which should have been filed with the Commission by July 10, 1998, was actually filed on July 14, 1998. The Company believes that all other reports of securities ownership and changes in such ownership required to be filed during 1998 were timely filed.


ITEM 11. EXECUTIVE COMPENSATION

       The following Summary Compensation Table sets forth the annual salary, annual bonus (including cash and stock) and long-term compensation (including stock awards, options granted and long-term incentive cash payments) earned by the Company's Chief Executive Officer and the other four highest paid executive officers of the Company employed at the end of the year for services rendered during each of the last three years.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                        -------------------------------
                                       ANNUAL COMPENSATION                           AWARDS            PAYOUTS
                          ---------------------------------------------------------------------------  -------
                                                                              COMMON         SHARES
                                                             OTHER ANNUAL      STOCK       UNDERLYING    LTIP     ALL OTHER
                                      SALARY       BONUS     COMPENSATION     AWARD(s)       OPTIONS    PAYOUTS  COMPENSATION
     NAME AND PRINCIPAL    YEAR        ($)       ($)(1)(2)        ($)           $(3)         (#)(4)     ($)(5)      ($)(6)
     ------------------    ----        ---       ---------        ---           ----         ------     ------      ------
          POSITION
          --------
Dennis E. Wheeler.......   1998     $ 407,638      204,645        --             --           42,569     --            48,004
 Chairman, President &     1997       394,417     $330,472        --           3,852         119,984   $22,952         38,005
 Chief Executive Officer   1996       378,710      145,304        --             --           32,068    64,391         39,739

Robert Martinez(7)         1998       208,243       81,555        --             --           16,735     --            19,472
 Senior Vice-              1997       155,433       85,913        --             474          15,485     2,825         14,024
 President -
 Chief Operating Officer   1996       132,823       23,730        --             --            2,604      9,510        13,955

Robert T. Richins(8)       1998       143,179       40,996        --             --            3,739         --        13,123
 Vice President -          1997        86,500       68,136        --             --            1,755         --           358
 Environmental
 & Governmental            1996            --           --        --             --               --         --            --
 Affairs
 James K. Duff(9)          1998       138,921       32,715        --             --            3,268         --        14,337
 Vice President -          1997       130,000       53,243        --             --            7,462         --        11,893
 Business                  1996       111,600       19,491        --             --            1,950         --        10,674
 Development
Paul B. Valenti (10)       1998       127,725       44,967        --             --            5,139         --        11,446
 Vice President -          1997        36,692       17,297        --             --            2,169         --            --
 Operations
                           1996            --           --        --             --                --        --            --

--------------------------

(1) Annual incentive payments under the AIP are based upon target award levels established by the Compensation Committee of the Company's Board of Directors (the "Committee") at the beginning of each annual performance period and vary depending upon each participant's responsibilities and base salary. Awards under the AIP are paid after the annual performance period and vary from 0% to 200% of the targets based on actual performance. Commencing in 1996, 75% of the award value is based on overall Company financial performance and 25% is based on the participant's individual performance. Company financial objectives underlying the measurement of Company performance include both total asset growth and cash flow return on total assets. The amounts reported above for 1996, 1997 and 1998 were paid in March 1997, March 1998 and March 1999, respectively.

(2) Does not report perquisites amounting to less than the lesser of $50,000 or 10% of total salary and bonus.

(3) Shares of Common Stock awarded under the LTPSP are issued upon completion of a four-year performance period after the date of grant. Prior to 1993, the Program provided for annual awards of restricted stock that vested over a four-year period. Commencing in 1993, awards are paid in shares of Common Stock and cash in amounts that are not determinable until completion of a four-year award cycle. The aggregate number and market value (based on the $4.625 per share closing price of the shares on the New York Stock Exchange on December 31,
1998) of the restricted shares of Common Stock granted pursuant to the LTPSP prior to 1993 and held by the above executive officers at December 31, 1998 were as follows: Dennis E. Wheeler - 15,445 shares ($71,433) and Robert Martinez - 2,011 shares ($9,301). Dividends on restricted shares are remitted to each executive as paid by the Company.

(4) Reports the number of shares underlying nonqualified options and incentive stock options granted under the LTIP with respect to each of the respective years. The options granted with respect to 1998 performance were granted in March 1999. The options granted with respect to 1997 performance include (i) a grant of options in July 1997 in recognition of the fact that historical cash compensation had fallen below industry norms, (ii) the customary grant of options in March 1998 and (iii) a grant of options in September 1998.

(5) Reports cash payouts (not awards) under the LTIP. Payments are made under the LTIP after the end of the four-year performance period after award. The above reported payments relate to awards made in 1995 and are based on the performance period ending December 31, 1998. See note 2 to the Long-Term Incentive Plan Awards Table below for additional information regarding the LTIP.

(6) Includes the Company's contributions to its Defined Contribution and 401K Retirement Plan (the "Retirement Plan") and amounts credited to the Company's Supplemental Retirement Plan (the "Supplemental Retirement Plan"). All full-time employees participate in the Retirement Plan. The amount of the Company's annual contribution is determined annually by the Board of Directors and may not exceed 15% of the participants' aggregate compensation; however for the years 1996, 1997 and 1998, the contribution was 5%. In addition, the Retirement Plan provides for an Employee Savings Plan which allows each employee to contribute up to 10% of compensation, subject to a maximum contribution of $10,000. The Company contributes an amount equal to 50% of the first 6% of any such contributed amount. Accrued benefits under the Retirement Plan begin vesting after one year of employment and are fully vested after five years of employment. Retirement benefits under the Retirement Plan are based on a participant's investment fund account upon retirement, the participant's age and the form of benefit payment elected by the participant. The Company maintains the Supplemental Retirement Plan for its executive officers. Under the Supplemental Retirement Plan, an amount is accrued that equals the portion of the contribution to the Company's Retirement Plan that is restricted due to restrictions under ERISA. In 1998, Messrs. Wheeler, Martinez, Richins, Duff and Valenti were credited with Company contributions of $12,800, $12,800, $10,566, $12,800, and $11,446, respectively, under the Retirement Plan. In 1998, Messrs. Wheeler, Martinez, Richins and Duff were credited with $30,021, $6,562, $2,557 and $1,537, respectively, pursuant to the Supplemental Retirement Plan. The amounts of all other compensation reported in the above table also include "above-market" interest earnings on deferred compensation that is accrued under the Company's Supplemental Retirement Plan. "Above-market" interest earnings on deferred compensation is the excess of such interest over 120% of the applicable federal long-term rate, with compounding, as prescribed under the Internal Revenue Code. In 1998, the amounts of above-market interest earnings accrued for the benefit of Messrs. Wheeler and Martinez amounted to $5,183 and $110, respectively.

(7) Prior to his appointment as Senior Vice President - Chief Operating Officer on May 15, 1998, Mr. Martinez served as Vice President - Operations from April 1 1997 to May 15, 1998, as Vice President - Engineering, Operational Services and South American Operations of the Company from January 1, 1997 to March 30, 1997, and as Vice President and General Manager of the Company's subsidiary, Rochester Coeur, Inc., from August 13, 1988 to December 31, 1996.

(8) Prior to rejoining Coeur d'Alene Mines Corporation as Vice President - Environmental Services and Governmental Affairs in April 1995, Mr. Richins was a consultant for the Company. He had previously held that position until 1994, when he formed his own consulting firm. He initially joined Coeur d'Alene Mines in 1986 and was the head of environmental services.

(9) Prior to his appointment as Vice President - Business Development in 1996, Mr. Duff held the position of Director of New Business Development. He has been with the Company since March 1990.

(10) Prior to his appointment as Vice President - Operations on May 29, 1998, Mr. Valenti served as Vice President - Engineering Services since September 1997. Prior to September 1997, Mr. Valenti was Vice President of Operations and Development for USMX, Inc.

  The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted under the LTIP in March 1999 for services rendered in 1998 and their potential realizable values. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option. Also set forth is the amount of the increases in the value of all of the Company's outstanding shares of Common Stock that would be realized in the event of such annual rates of stock price appreciation.

                               OPTION GRANTS TABLE

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION
                                        INDIVIDUAL GRANTS                                  FOR OPTION TERM(4)
                           -----------------------------------------------   -----------------------------------------------
                            NUMBER OF      % OF TOTAL
                              SHARES     OPTIONS GRANTED
                            UNDERLYING    TO EMPLOYEES
                             OPTIONS        IN FISCAL        EXERCISE         EXPIRATION
                             GRANTED
       NAME                   (#)(1)         YEAR(2)      PRICE ($/SH)(3)        DATE       0%         5% ($)    10% ($)
       ----                   ------     --------------   ---------------     ----------    ----       ------    -------

Dennis E. Wheeler........     42,569          41.92           2.8683            03/09/09     $ 0       76,697       194,613

Robert Martinez..........     16,735          16.48           2.8683            03/09/09       0       30,151        76,507

Robert T. Richins........      3,739           3.68           2.8683            03/09/09       0        6,737        17,094

James K. Duff...               3,268           3.22           2.8683            03/09/09       0        5,888        14,940

Paul B. Valenti..........      5,139           5.06           2.8683            03/09/09       0        2,259        23,494

All Shareholders (5)                                                                           0   39,454,751   100,113,939

Named Executive Officers'
Gains as a % of All
Shareholder Gains...                                                                           0          .33           .33

---------------

(1) The options include nonqualified and incentive stock options that become exercisable cumulatively as to 25%, 50%, 75% and 100% after the first, second, third and fourth anniversaries, respectively, after the date of grant.

(2) Based on options for a total of 101,554 shares granted to all employees.

(3) The exercise price is equal to the fair market value on the date of grant of the option.

(4) The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company's Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company's Common Stock, overall stock market conditions, and the optionee's continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

(5) Total dollar gains based on assumed annual rates of appreciation shown and the 21,898,624 shares of Common Stock outstanding on March 17, 1999.

       The following aggregate Option Exercises and Year-End Option Value Table sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31,1998. No options were exercised during 1998 by such persons.


        AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

                                                                           NUMBER OF SHARES
                                                                              UNDERLYING                VALUE OF UNEXERCISED
                                                                              UNEXERCISED                  IN-THE-MONEY
                                   SHARES                                  OPTIONS AT FY-END             OPTIONS AT FY-END
                                  ACQUIRED         VALUE                          (#)                         ($)(1))
                                ON EXERCISE       REALIZED                EXERCISABLE/UNEXERCI          EXERCISABLE/UNEXERCI
         NAME                       (#)             ($)                          SABLE                         SABLE
         ----                  --------------  ------------               --------------------        -------------------------
Dennis E. Wheeler........            --              --                     142,980/135,594                  $      0/0
Robert Martinez..........            --              --                      15,025/17,169                          0/0
Robert T. Richins........            --              --                         0/1,755                             0/0
James K. Duff............            --              --                       2,009/7,403                           0/0
Paul B. Valenti..........            --              --                         0/2,169                             0/0

---------------------

(1) Market value of underlying securities at exercise or year-end, minus the exercise price.

       The following Long-Term Incentive Plan Awards Table sets forth, for each of the named executive officers, long-term incentive plan awards (not payouts) made in March 1999 for services rendered in 1998 under the LTPSP. (Payouts for the completed four-year performance periods ending in 1996, 1997 and 1998 are reported above under the Long-Term Compensation Payouts column of the Summary Compensation Table.)

                      LONG-TERM INCENTIVE PLAN AWARDS TABLE

                                                               PERFORMANCE OR
                                            NUMBER OF           OTHER PERIOD             ESTIMATED FUTURE-PAYOUTS UNDER
                                          SHARES, UNITS       UNTIL MATURATION           NON-STOCK PRICE BASED PLANS (2)
                                            OR OTHER            OR PAYOUT                -------------------------------
                                         RIGHTS (#)(1)          ---------              THRESHOLD      TARGET       MAXIMUM
              NAME                       --------------                                   (#)          (#)           (#)
              ----                                                                        ---          ---           ---
Dennis E. Wheeler....................        45,669          01/01/99-12/31/02          22,835        45,669       68,504
Robert Martinez......................        17,953          01/01/99-12/31/02           8,977        17,953       26,930
Robert T. Richins....................         4,011          01/01/99-12/31/02           2,006         4,011        6,017
James K. Duff........................         3,506          01/01/99-12/31/02           1,753         3,506        5,259
Paul B. Valenti......................         5,513          01/01/99-12/31/02           2,757         5,513        8,270

----------

(1) Performance share awards under the LTPSP are based upon target award levels established by the Committee at the beginning of each four-year performance period and vary depending upon the participant's responsibilities and base salary. Awards under the LTPSP are paid after the end of a four-year performance period and may vary from 0% to 150% of the targets based on actual Company financial performance. Commencing with LTPSP awards made in 1993, 60% is paid in shares of Common Stock and 40% is paid in cash upon completion of the four-year performance period.

(2) Company financial performance for LTPSP award determination purposes is based on the Company's total shareholder return ("TSR") relative to a group of other companies in the precious metals mining industry (the "Comparable Group"). TSR equals the market price of the Company's Common Stock at the end of the four-year period plus dividends paid during the period, divided by the market price of the Common Stock at the beginning of the period. Actual award levels are based on the relative performance of the Company's TSR relative to the TSRs of the Comparable Group companies. The threshold performance level (i.e., the minimum amount payable) is reached if the Company's TSR is at the 30th percentile, in which case the percent of the target award is 50%. The target performance level is reached if the Company's TSR is at the 50th percentile, in which case the percent of the target award is 100%. The maximum performance level is achieved if the Company's TSR is at or above the 75th percentile, in which case the percent of the target award is 150%.

SUPPLEMENTAL RETIREMENT DEFERRED COMPENSATION PLAN

       Pursuant to the Company's Supplemental Retirement Deferred Compensation Plan, officers may defer up to 50% of their salary as well as 100% of the cash portion of awards under the AIP and LTPSP. Amounts deferred accrue interest at a prime lending rate not to exceed 10% and payout may be effected by a lump sum or an annuity.

DIRECTORS' FEES

       Pursuant to the Coeur d'Alene Mines Corporation Non-Employee Directors' Stock Option Plan, outside directors of the Company must receive at least $5,000 of their director fees in the form of stock options in lieu of $5,000 of cash compensation and are able to elect to receive stock options in lieu of cash fees for up to the $45,000 balance of their annual director fees. The Company was the first company in the precious metals mining industry that required the directors to receive a portion of their directors' fees in stock options in lieu of cash compensation. Information relating to options granted to outside directors on January 2, 1998, was set forth in last year's proxy statement relating to the 1998 Annual Meeting of Shareholders. The following table sets forth information regarding options that were granted under the Plan to non-employee directors on January 4, 1999:

                                                          NUMBER
                                         AMOUNT             OF             OPTION
                                           OF             SHARES          EXERCISE
                                        FOREGONE         SUBJECT           PRICE
                                       Director's           TO              PER
NAME OF OUTSIDE DIRECTOR                  FEES           OPTION*          SHARE**
------------------------                  ----           -------          -------
Cecil D. Andrus...................        $5,000          1,424          $4.8125
Joseph C. Bennett.................        11,000          3,133           4.8125
James J. Curran...................        50,000         14,240           4.8125
James A. McClure..................         5,000          1,424           4.8125
Robert E. Mellor..................         5,000          1,424           4.8125
John H. Robinson..................         5,000          1,424           4.8125
Timothy R. Winterer...............        10,000          2,848           4.8125
                                         -------         ------           ------
     Total........................       $91,000         25,917
                                         =======         ======

----------

* The number of shares is determined by dividing each outside director's foregone directors' fees by the per-share value of an option using the Black-Scholes option valuation method.

** The option exercise price is equal to the average of the high and low prices of the Common Stock reported by the New York Stock Exchange on January 4, 1999, which was the date of grant.

       Committee members receive no compensation for their services.

DIRECTORS' RETIREMENT PLAN

       Pursuant to the Company's Directors' Retirement Plan, outside directors who have a minimum of five years of service are entitled to one year of retirement benefit for each year of service up to a maximum of ten years of retirement benefits. Each year's retirement benefit is equal to 40% of the outside director's annual compensation as a director of the Company at the time of retirement.

CHANGE IN CONTROL PROVISIONS

       In the event of a change in control of the Company, as defined below (a "Change in Control"), all awards under the Program fully vest as follows: (i) all unvested stock options become fully exercisable; (ii) any unvested shares of restricted stock become fully vested so that the restrictions on the sale of such stock lapse on the Change in Control date; and (iii) cash or Common Stock payments of performance awards made under the Program must be fully paid within 30 days following the date of the Change in Control. A Change in Control of the Company for purposes of the Program is deemed to occur in the event of (i) an organization, group or person acquires beneficial ownership of securities of the Company representing 35% or more of the combined voting power of the Company's then outstanding securities; (ii) a majority of the members of the Company's Board of Directors during any two-year period is replaced by directors who are not nominated and approved by the Board; (iii) a majority of the Board members is represented by, appointed by or affiliated with any organization, group or person whom the Board has determined is seeking to affect a Change in Control of the Company; or (iv) the Company is combined with or acquired by another company and the Board determines, either before or after such event, that a Change in Control will or has occurred.

EMPLOYMENT AGREEMENTS

       The Company has an employment agreement with Dennis E. Wheeler, Chairman of the Board, President and Chief Executive Officer, which provides for a three-year term of employment through June 1, 2001, and which is automatically extended for one year on June 1 of each year unless terminated or modified by the Company by written notice. Mr. Wheeler's employment agreement includes the same Change in Control provisions as those included in the Executive Severance Agreements described below, and in the event of his death, his employment agreement provides for the lump sum payment to his estate of an amount equal to his annual base salary at the time of such death.

       During 1997, and continuing from year-to-year thereafter unless terminated by the Company by written notice, the Executive Severance Agreements with eight executive officers of the Company (the "Executives") provide that certain benefits will be payable to the Executives in the event of a Change in Control of the Company and the termination of the Executive's employment within two years after such Change in Control for any reason other than for cause, disability, death, normal retirement or early retirement. (The term "Change in Control" for purposes of the Executive Severance Agreements has the same meaning as that discussed above under "Change in Control Provisions.")

       The benefits payable to an Executive in the event of a Change in Control and such termination of employment are (i) the continued payment of the Executive's full base salary at the rate in effect immediately prior to his or her termination of employment, as well as the short-term and long-term bonuses at 100% of the target levels provided under the AIP and LTPSP for the two years following such termination of employment; (ii) the continued payment by the Company during that period of all medical, dental and long-term disability benefits under programs in which the Executive was entitled to participate immediately prior to termination of employment; (iii) acceleration of the exercisability and vesting of all outstanding stock options, restricted stock, performance plan awards and performance shares granted by the Company to the Executive under the Program; and (iv) the granting to the Executive of continued credit through the two-year period following termination of employment for purposes of determining the Executive's retirement benefits under the Company's Retirement Plan. Each Executive Severance Agreement provides that if the severance payments provided thereunder would constitute a "parachute payment," as defined in Section 280G of the Internal Revenue Code, the payment will be reduced to the largest amount that would result in no portion being subject to the excise tax imposed by, or the disallowance of a deduction under, certain provisions of the Code. Accordingly, the present value of such payment will generally be required to be less than three times the Executive's average annual taxable compensation during the five-year period preceding the Change in Control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information, as of March 17, 1999, concerning the beneficial ownership of the Company's Common Stock by shareholders known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock or MARCS, by each of the nominees for election as directors, and by all directors/nominees and executive officers of the Company as a group:

                                                   Common Stock                            MARCS                     Percent
                                       ------------------------------------    -------------------------------         Of
                                         Shares                                    Shares                             Total
                                       Beneficially             Percent of      Beneficially       Percent of         Voting
                                          Owned                Outstanding         Owned           Outstanding        Power
                                       ------------            -----------      ------------       -----------        -----
Franklin Resources, Inc.(1)..........  1,622,108                   7.41%           695,000              9.82              7.99%
MacKay-Shields Financial
Corporation (2) .....................  1,155,970                   5.28          1,203,716             17.00              8.14
Ryback Management Corp.(3) ..........  1,084,538                   4.95          1,313,000             18.55              8.27
Mackenzie Financial
Corporation (4)......................    911,500                   4.16                --                --               3.15
Brookhaven Capital Management Co.                                                                                         .71
Ltd.(5).......                           946,800                   4.30                --                --               *
Dennis E. Wheeler....................    205,460 (6)(7)             .94                --                --               *
Joseph C. Bennett....................      5,851 (6)(7)               *                --                --               *
James J. Curran......................     20,350 (6)(7)             .10                --                --               *
James A. McClure.....................      3,201 (6)(7)               *                --                --               *
Cecil D. Andrus......................      2,954 (7)                  *                --                --               *
John H. Robinson.....................      1,049 (7)                  *                                                   *
Robert E. Mellor.....................        100                      *
Timothy R. Winterer..................      1,000 (6)                  *
All executive officers and                                                                                                .91
  nominees for director as a
  group (15 persons).................    263,730 (7)               1.20

----------

(*)    Holding constitutes less than .10% of the outstanding shares.

(1) Franklin Resources, Inc. is an investment advisory firm that serves as investment advisor to several investment companies that own the above-reported shares. Its address is 777 Mariners Island Blvd., P.O. Box 7777, San Mateo, CA 94403-7777. Of the above shares of Common Stock, 574,070 shares may be acquired upon the conversion of MARCS, 39,108 shares may be acquired upon the conversion of the Company's 6% Convertible Subordinated Debentures Due 2002 and 1,800,930 shares may be acquired upon conversion of the Company's 6 3/8% Convertible Subordinated Debentures Due 2004.

(2) MacKay-Shields Financial Corporation is an investment advisory firm. Its address is 9 West 57th Street, New York, NY 10019. Of the above shares of Common Stock, 994,270 shares may be acquired upon the conversion of MARCS.

(3) Ryback Management Corporation is an investment advisory firm. Its address is 7711 Carondelet Ave., Suite 700, St. Louis, MO 63105. All of the shares of Common Stock reported above may be acquired upon conversion of MARCS.

(4) Mackenzie Financial Corporation is an investment advisory firm. Its address is 150 Bloor Street West, Suite M111, Toronto, Canada M55 385.

(5) Brookhaven Capital Management Co. Ltd. is an investment advisory firm. Its address is 3000 Sandhill Road, Menlo Park, CA 94025.

(6) Individual shares investment and voting powers over certain of his shares with his wife. The other directors have sole investment and voting power over their shares.

(7) Holding includes the following shares which may be acquired upon the exercise of exercisable options outstanding under the Company's 1989 Long-Term Incentive Plan or its 1995 Non-Employee Directors' Stock Option
       Plan: Dennis E. Wheeler - 156,589 shares; Joseph C. Bennett - 2,851 shares; James J. Curran - 20,250 shares; James A. McClure - 2,851 shares; Cecil D. Andrus - 2,854 shares; John H. Robinson - 949 shares; and all executive officers and directors as a group - 205,462 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Financial Statement Schedules:

       (1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8.

              Consolidated Balance Sheets-December 31, 1997 and 1998.

              Consolidated Statements of Operations--Years Ended December 31, 1996, 1997 and 1998.

              Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998.

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.

              Notes to Consolidated Financial Statements.

(c)    Exhibits

        23     - Consent of Ernst &Young LLP

        27     - Financial Data Schedule

(d)    Independent auditors' reports are included herein as follows:

       Coeur d'Alene Mines Corporation

       Report of Ernst & Young LLP at December 31, 1997, and 1998, and for each of the three years in the period ended December 31, 1998.

                           ANNUAL REPORT ON FORM 10-K

                       Item 8, Item 14(a), and Item 14(d)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                         COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Seattle, Washington                                ERNST & YOUNG LLP
April 14, 1999

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                            December 31,
                                                       1998              1997
                                                    ---------         ---------
                                                          (In Thousands)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $127,335           $114,204
   Funds held in escrow                                                     400
   Short-term investments                              1,753             98,437
   Receivables                                        11,647             11,103
   Inventories                                        43,675             35,927
                                                    ---------          --------
   TOTAL CURRENT ASSETS                              184,410            260,071

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                      79,173            119,808
   Less accumulated depreciation                      37,304             58,097
                                                    ---------          --------
                                                      41,869             61,711

MINING PROPERTIES
   Operational mining properties                      82,018            168,305
   Less accumulated depletion                         46,149             52,332
                                                    ---------          --------
                                                      35,869            115,973
   Developmental properties                           25,898            129,752
                                                    ---------          --------
                                                      61,767            245,725

OTHER ASSETS
   Investments in unconsolidated affiliates           66,914             73,013
   Notes receivable                                    1,627              8,498
   Debt issuance costs, net of accumulated
     amortization                                      6,625              8,809
   Other                                               2,768                875
                                                    ---------          --------
                                                      77,934             91,195
                                                    ---------          --------
                                                    $365,980           $658,702
                                                    =========          ========

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                         December 31,
                                                                   1998             1997
                                                                ---------        ----------
                                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $  3,512          $  5,983
  Accrued liabilities                                             12,700             6,345
  Accrued interest payable                                         5,412             6,631
  Accrued salaries and wages                                       5,642             7,553
  Bank loans                                                                         4,406
  Current portion of remediation costs                             3,052             7,300
  Current portion of obligations under
           capital leases                                            255               243
                                                               ----------         --------
              TOTAL CURRENT LIABILITIES                           30,573            38,461

LONG-TERM LIABILITIES
  6% subordinated convertible debentures
  due 2002                                                        45,803            49,840
  6 3/8% subordinated convertible debentures
  due 2004                                                        93,372            95,000
  7 1/4% subordinated convertible debentures
           due 2005                                              107,277           143,750
  Long-term borrowings                                                               1,159
  Other long-term liabilities                                     11,888             8,403
                                                               ----------         --------
            TOTAL LONG-TERM LIABILITIES                          258,340           298,152


SHAREHOLDERS' EQUITY
  Mandatory Adjustable Redeemable Convertible
     Securities (MARCS), par value $1.00 per
           share,(a class of preferred stock) -
           authorized 7,500,000 shares, 7,077,833
           issued and outstanding                                  7,078             7,078
  Common Stock, par value $1.00 per share-
           authorized 60,000,000 shares, issued 22,957,835
           and 22,949,779 shares in 1998 and 1997
           (including 1,059,211 shares held in treasury)          22,958            22,950
  Capital surplus                                                379,180           389,648
  Accumulated deficit                                           (318,796)          (84,542)

  Repurchased and nonvested shares                               (13,190)          (13,190)
  Accumulated other comprehensive income (loss):
  Unrealized gains (losses) on short-term
    investments                                                     (163)              145
                                                                --------          --------


                                                                  77,067           322,089
                                                               ----------         --------
                                                                $386,980          $658,702
                                                               ==========         ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                           Year Ended December 31,
                                                         1998                       1997                           1996
                                                      ---------                   ---------                      --------
                                                                     (In Thousands Except Per Share Data)
INCOME
     Sale of concentrates and dore'                    $102,505                   $131,161                       $ 90,724
     Less cost of mine operations                        97,878                    134,565                         81,464
                                                       ---------                  ---------                       --------
          GROSS PROFIT (LOSS)                             4,627                     (3,404)                         9,260

OTHER INCOME
     Interest, dividends, and other                      11,286                     19,956                         11,954
     Earnings (loss) from unconsolidated
           subsidiaries                                  (2,130)                       783                          1,393
                                                      ----------                   --------                       --------
             TOTAL INCOME                                13,783                     17,335                         22,607
EXPENSES
     Administration                                       3,966                      4,430                          3,716
     Accounting and legal                                 2,521                      2,230                          1,753
     General corporate                                    6,564                      6,792                          7,147
     Mining exploration                                   9,391                      7,955                          7,695
     Interest                                            13,662                     10,253                          3,635
     Writedown of mining properties                     223,172                                                    54,415
                                                       ---------                  ---------                      ---------
                   TOTAL EXPENSES                       259,276                     31,660                         78,361
                                                       ---------                  ---------                      --------

NET LOSS FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                    (245,493)                   (14,325)                       (55,754)
     Provision (benefit) for income taxes                   919                       (242)                        (1,184)
                                                       ---------                  ---------                      ---------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (246,412)                   (14,083)                       (54,570)
     Gain on early retirement of debt
     (net of tax effect of $0)                           12,158
                                                       ---------                  ---------                      ---------
NET LOSS                                               (234,254)                   (14,083)                       (54,570)
     Unrealized holding gain (loss) on
       securities                                          (308)                       497                           (713)
                                                       ---------                  ---------                      ---------
COMPREHENSIVE LOSS                                     (234,562)                   (13,586)                       (55,283)
                                                       =========                  =========                      =========

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS
     Net loss                                          (234,254)                   (14,083)                       (54,570)
     Preferred stock dividends                          (10,532)                   (10,532)                        (8,397)
                                                       ---------                  ---------                      ---------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                 $(244,786)                  $(24,615)                      $(62,967)
                                                      ==========                  =========                      =========

BASIC AND DILUTED EARNINGS PER SHARE DATA
     Weighted average number of shares
       of Common Stock (in thousands)                    21,899                     21,890                         21,465
                                                      ==========                  =========                      =========
Net loss attributable to Common Shareholders:

Net loss before extraordinary item                    $  (11.73)                  $  (1.12)                      $  (2.93)
Extraordinary item - Early retirement
  of debt (net of taxes)                                    .55
                                                       ---------                 ----------                      ---------
Net loss per share attributable to
  common shareholders                                  $ (11.18)                  $  (1.12)                      $  (2.93)
                                                       =========                 ==========                      =========

            CASH DIVIDENDS PER COMMON SHARE                                                                       $   .15
                                                                                                                  ========

See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For Years Ended December 31, 1998, 1997, and 1996
                                 (In Thousands)

                                             Preferred Stock
                                                  (MARCS)                                Common Stock
                                                 ---------                               ------------
                                                              Par                                     Par             Capital
                                          Shares              Value              Shares              Value            Surplus
                                          ------              -----              ------                                -------
Balance at January 1, 1996                                                       21,524              $21,524          $247,100
Comprehensive Loss:
 Net Loss
 Other Comprehensive Loss:
  Unrealized Holding Loss on
    Marketable Securities
Comprehensive Loss

Issuance of MARCS                          7,078              $7,078                                                   137,548
Cash Dividends                                                                                                         (11,028)
Issuance of Shares Under
  Stock Compensation Plan
  (net)
Shares Issued on Acquisition
of Unconsolidated
  Affiliate                                                                       1,420                1,420            26,467
Conversion of 6% Debentures                                                           6                    6               150
Other                                                                                                                      (50)
                                         -------             -------            -------              -------           -------
Balance at December 31, 1996               7,078               7,078             22,950               22,950           400,187
Comprehensive Loss:
 Net Loss
 Other Comprehensive Income:
  Unrealized Gains on
    Marketable Securities



Comprehensive Loss

Cash Dividends                                                                                                          (10,532)
Issuance of Shares Under
Stock Compensation Plan
(net)
Other                                                                                                                        (7)
                                         -------             -------            -------             --------            -------
Balance at December 31, 1997               7,078               7,078             22,950               22,950            389,648
Comprehensive Loss:
 Net Loss


                                                              Accumulated         Repurchased and
                                                                Other             Nonvested Shares
                                        Accumulated         Comprehensive         ----------------
                                          Deficit           Income (Loss)      Shares         Amount              Total
                                       ------------         -------------      ---------    ----------          -----------
Balance at January 1, 1996             $  (15,889)               $ 361           (1,059)     $ (13,264)           $239,832
Comprehensive Loss:
 Net Loss                                 (54,570)                                                                 (54,570)
 Other Comprehensive Loss:
  Unrealized Holding Loss on
        Marketable Securities                                     (713)                                               (713)
                                                                                                                  ---------
Comprehensive Loss                                                                                                 (55,283)
                                                                                                                  ---------
Issuance of MARCS                                                                                                  144,626
Cash Dividends                                                                                                     (11,028)
Issuance of Shares Under
  Stock Compensation Plan
  (net)                                                                                             58                  58
Shares Issued on Acquisition
of Unconsolidated
  Affiliate                                                                                                         27,887
Conversion of 6% Debentures                                                                                            156
Other                                                                                                                  (50)
                                          --------              ------           -------       -------            --------
Balance at December 31, 1996              (70,459)                (352)          (1,059)       (13,206)            346,198
Comprehensive Loss:
 Net Loss                                 (14,083)                                                                 (14,083)
 Other Comprehensive Income:
  Unrealized Gains on
  Marketable Securities                                            497                                                 497
                                                                                                                  --------
Comprehensive Loss                                                                                                 (13,586)
                                                                                                                  --------
Cash Dividends                                                                                                     (10,532)
Issuance of Shares Under
Stock Compensation Plan
(net)                                                                                               16                  16
Other                                                                                                                   (7)
                                        ---------              -------           ------        -------             -------
Balance at December 31, 1997              (84,542)                 145           (1,059)       (13,190)            322,089
Comprehensive Loss:
 Net Loss                                (234,254)                                                                (234,254)

 Other Comprehensive Loss:
  Unrealized Holding Loss on
  Marketable Securities

Comprehensive Loss

Cash Dividends                                                                                                  (10,532)
Issuance of Shares Under Stock Compensation Plan (net)                                     8             8           64
                                                            ------      -------      -------       -------     --------

Balance at December 31, 1998                                 7.078      $ 7,078       22,958       $22,958     $379,180
                                                             =====      =======       ======       =======     ========

 Other Comprehensive Loss:
  Unrealized Holding Loss on
  Marketable Securities                                                         (308)                                        (308)
                                                                                                                         --------
Comprehensive Loss                                                                                                       (234,562)
                                                                                                                         --------
Cash Dividends                                                                                                            (10,532)
Issuance of Shares Under Stock Compensation Plan (net)                                                                         72
                                                            ---------       --------       -------       ---------       --------

Balance at December 31, 1998                                $(318,796)       $  (163)       (1,059)      $ (13,190)      $ 77,067
                                                            =========       ========       =======       =========       ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                            Year Ended December 31,

                                                                1998                 1997              1996
                                                             ----------           ----------        ----------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                               $(234,254)           $ (14,083)        $(54,570)
      Add (deduct) noncash items:
      Depreciation, depletion, and amortization                 31,011               34,775           12,159
      Gain on early retirement of debt                         (12,158)
      Deferred income taxes                                                            (594)          (1,402)
      (Gain) loss on disposition of property,
        plant and equipment                                        461                 (102)            (985)
      Loss on foreign currency transactions                        482                  985              155
      (Gain) loss on disposition of
        marketable securities                                       (7)                 947           (1,262)
      Writedown of mining properties                           223,172                                54,415
      Undistributed (earnings) loss of investment
        in unconsolidated subsidiary                             2,130                 (783)          (1,393)

      Changes in Operating Assets and Liabilities:
        Receivables                                             (2,946)               1,907            3,493
        Inventories                                            (10,176)              (3,256)           1,824
        Accounts payable and accrued liabilities               (11,408)              (4,426)          (5,360)
                                                             ----------           ----------        ---------

                 NET CASH PROVIDED BY (USED IN)
                      OPERATING ACTIVITIES                     (13,693)              15,370            7,074

CASH FLOWS PROVIDED BY (USED IN)
      INVESTING ACTIVITIES
      Purchases of short-term investments                      (17,886)            (180,511)        (148,952)
      Proceeds from sales of short-term investments
        and marketable securities                              114,276              204,981           92,167
      Acquisition of Gasgoyne Gold Mines NL                                         (14,643)         (19,301)
      Investment in unconsolidated subsidiaries                 (4,868)              (3,570)          (3,416)
      Purchases of property, plant and equipment                (3,209)              (2,741)          (4,799)
      Proceeds from sale of assets                               7,944                  505            2,372
      Proceeds from collection of notes receivable               1,821                1,363            2,566
      Expenditures on operational mining properties             (9,619)              (9,436)         (40,306)
      Expenditures on developmental properties                 (17,558)             (14,487)         (13,066)
      Other                                                       (601)              (3,400)           2,148
                                                             ----------           ----------        --------

                 NET CASH PROVIDED BY (USED IN)
                      INVESTING ACTIVITIES                      70,300              (21,939)        (130,587)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (continued)

                                                                            Year Ended December 31,

                                                                1998                 1997              1996
                                                             ----------           ----------        ----------
                                                                                (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
      Retirement of obligations under
           capital leases                                           31                 (501)          (2,041)
      Payment of cash dividends                                (10,532)             (10,532)         (11,028)
      Proceeds from MARCS issuance                                                                   144,626
      Proceeds from 7 1/4% debentures issuance                                      138,090
      Proceeds from (payment of) bank borrowings                (3,610)                               19,186
      Payment of debenture costs                                  (644)
      Retirement of long-term debt                             (28,477)             (49,513)
      Retirement of other long-term liabilities                   (244)                (226)            (260)
                                                             ----------           ----------        ---------
           NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                          (43,476)              77,318          150,483
                                                             ----------           ----------        --------


INCREASE IN CASH AND CASH EQUIVALENTS                           13,131               70,749           26,970
Cash and cash equivalents at beginning
      of year                                                  114,204               43,455           16,485
                                                             ---------           ----------         --------

Cash and cash equivalents at end
      of year                                                $ 127,335            $ 114,204         $ 43,455
                                                             ==========           ==========        ========


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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd., Compania Minera CDE El Bronce and Coeur Australia (50% owner of Gasgoyne Gold Mines NL). The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, where the Company has ownership of 50% or less and funds its proportionate share of expenses, are accounted for under the equity method. The investment in the Golden Cross Mine is an 80% interest in an unincorporated joint venture and is accounted for on the proportionate consolidation basis.

       Revenue Recognition: Revenue is recognized when title to gold and silver passes at the shipment or delivery point. The effects of forward sales are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

       Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1998 and 1997, cash and cash equivalents included $9.4 million and $15.6 million of cash, respectively. The balance of the reported amounts consists principally of investment grade commercial paper. Amounts reported represent cost which approximates fair value.

       Inventories: Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All other inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dore' inventory includes product at the mine site and product held by refineries.

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

       Mining Properties: Values for mining properties represent acquisition costs and/or the fair value of consideration paid plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, on a regular basis to reach a judgment concerning possible permanent impairment of value and the need for a write-down in asset value to net realizable value. The Company utilizes the methodology set forth pursuant to Financial Standards Board Statement No. 121 - Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of ("SFAS 121") to evaluate the recoverability of capitalized mineral property costs. Since SFAS 121 requires the use of forward-looking projections, the Company must use estimates to generate a life-of-mine undiscounted cash flow forecast into the future. These estimates are based on projected mineable resources and mine life and/or reports of the Company's engineers and geologists, projected operating and capital costs necessary to process the estimated resources, each project's mine plan including the type, quantity and ore grade expected to be mined, estimated metallurgical recovery and other factors which may have an impact upon a project's cash flow. In addition, the Company is required to estimate the selling price of metal produced. The Company's estimate is based upon historical gold prices and the Company's reasonable projections, as well as a survey of price assumptions used by other companies in the industry.

       Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based upon environmental regulatory requirements and are accrued ratably over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred. At December 31, 1998 and 1997, the Company has recorded accrued reclamation costs of $19.4 million and $12.4 million, net of salvage values, as of December 31, 1998 and 1997, respectively.

       Exploration and Development: The carrying value of exploration properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a development-stage property and all costs related to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify a reserve as economic, the Company must complete an evaluation of an ore body to determine that it may be mined profitably. The determination is made based upon geologic and engineering studies which analyze the nature of the ore body, the appropriate mining and metallurgical process, estimates of operating costs, metallurgical recoveries and forecast metal prices over the estimated mine life. Mine development costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation. In the event the Company determines that the value of any capitalized property cannot be recovered by either the mining of commercial reserves or by sale pursuant to prevailing market prices, an evaluation of whether an impairment of value under the provisions of SFAS 121 has occurred is undertaken. (See discussion under Mining Properties for SFAS impairment review.)

       Short-term Investments: The Company invests in debt and equity securities which are classified as available-for-sale, according to provisions of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities are carried at fair value, determined by quoted prices. Unrealized holding gains and losses on such securities are excluded from earnings and are reported as other comprehensive income or loss.

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

       Comprehensive Income: As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

       Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivatives fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2000.

       In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company is currently assessing the effect of adopting SOP 98-5 on its financial statements.

       Loss Per Share: Loss per share is computed be dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. The effect of potentially dilutive stock options outstanding was antidilutive in 1998, 1997 and 1996.

       Use of Estimates: The Company's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The more significant estimates and assumptions used in the preparation of the financial statements include those related to the collectibility of receivables, recoverability of inventories, accruals for remediation and reclamation, loss estimates for litigation, and recoverability of mining and developmental properties. (See also Notes H and N.)

       Reclassification: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C--INVESTMENT IN MINING COMPANIES

       Gasgoyne: In May 1996, Coeur acquired approximately 35% of the outstanding shares of Gasgoyne Gold Mines NL ("Gasgoyne"), an Australian gold mining company, by issuing a total of 1,419,832 shares of the Company's Common Stock and paying cash totaling approximately $15.4 million to Gasgoyne shareholders. As a result of a selective reduction of capital effected by Gasgoyne in February 1997 by purchasing its publicly held shares from the shareholders other than Coeur and Sons of Gwalia, Coeur's ownership interest increased to 36% of Gasgoyne's outstanding shares. In May 1997, the Company acquired, for approximately US$14.6 million in cash, an additional 14% interest in Gasgoyne, increasing its total ownership to 50%. The acquisition has been accounted for as a purchase. Concurrent with the increase in ownership in 1997, the Company entered into several agreements with the other 50% owner which entitled the Company to take a 50% share of Gasgoyne gold production in kind and which requires the Company to pay 50% of Gasgoyne's liabilities. The Company reports its share of earnings of Gasgoyne pursuant to the equity method.

       The following pro forma information reflects the Company's results of operations as if the acquisition of the additional 14% of Gasgoyne, increasing its total ownership interest to 50%, that occurred in May 1997, had occurred at the beginning of the periods presented.

                                            For the Twelve Months Ended

                                       December 31,1997     December 31, 1996
                                       ----------------     -----------------
Total income                              $ 17,994             $ 21,532
Net loss                                  $(14,014)            $(55,159)
Basic and diluted net loss
  per share attributable to
  common                                  $  (1.12)            $  (2.96)

       Silver Valley Resources: Silver Valley Resources Corporation ("Silver Valley") owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. Effective January 1, 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and ASARCO Inc. ("ASARCO") transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose, as a result of which Coeur and ASARCO each now own 50% of Silver Valley. Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated as planned. Silver Valley resumed production at the Galena Mine in May 1997. The Company reports its share of earnings of Silver Valley Resources pursuant to the equity method.

NOTE D--WRITE-DOWN OF MINING PROPERTIES

Fachinal Mine and Kensington Property

       During the fourth quarter of 1998, due to the continuing low gold price environment, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a $350 per ounce gold price and based on estimated undiscounted future cash flows, in accordance with the standards set forth in SFAS 121, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively, at December 31, 1998 and was recorded in the fourth quarter.

Petorca (El Bronce) Mine

       During the first quarter of 1998, the El Bronce mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. As a result, a complete evaluation of operations at El Bronce was undertaken. From this evaluation, the Company determined that the asset was impaired and a write-down was required to properly reflect the estimated realizable value of the Company's interest in El Bronce in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded an impairment write-down in the first quarter of 1998 of $54.5 million relating to the El Bronce Mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at El Bronce and to provide for estimated termination costs.

       The Company has delayed its previously planned closure of the Petorca Mine (El Bronce) based upon operating improvements. During the third quarter of 1998, the Company commenced an improved mining program focused on an objective of positive cash flow. Petorca achieved this objective with production during the third quarter totaling 7,060 and 10,087 gold and silver ounces respectively at a cash cost of $267 per gold equivalent ounce, and production in the fourth quarter totaling 9,045 and 17,018 gold and silver ounces, respectively, at a cash cost of $226 per gold equivalent ounce.

Golden Cross Mine

       On April 30, 1993, the Company acquired an 80% operating interest in the Golden Cross Mine and at which mining activities were substantially discontinued in April 1998. The mine is a gold and silver surface and underground mining operation located near Waihi, New Zealand. During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable value of this mining property in accordance with the standards set forth in SFAS 121. The impetus for this determination began in late July 1995 when physical evidence indicated that the land adjacent to the tailings impoundment appeared to have sustained some movement. An investigation to determine the significance of this movement was undertaken promptly. By September, 1995, consultants advised Coeur Gold New Zealand Ltd. that the adjacent land had moved and that it may have affected the tailings dam. However, they advised that certain data would have to be collected before they could confirm that assessment. That investigation included the drilling of holes in the land with measurement devices inserted in the holes (these devices are called "inclinometers"). Further additional measurement devices called "piezometers" were inserted in still different holes drilled in the land and the data collected from those and other sources was sufficient to lead the consultants to conclude by February, 1996 that significant remedial measures would have to be taken. Based on those recommendations Coeur Gold estimated the cost of implementation would be approximately $4 million. That estimate was made in February 1996 and presented to the Company's Board of Directors at its regular March 1996 meeting.

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

       As a result of the foregoing factors, there was an indication of potential impairment requiring assessment under SFAS 121. Consequently, the Company recorded a charge in the second quarter of 1996 totaling $53 million relating to its investment in the Golden Cross mine and in the nearby Waihi East property. The charge included amounts necessary to increase the Company's recorded remediation and reclamation liabilities at Golden Cross to approximately $7 million as of December 31, 1996.

       In December 1998, the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual, and recorded an additional write-down of $4.3 million in the fourth quarter of 1998. The shortfall was due to a reduction in estimates from the initial write-down related to the fair value of the remaining assets of $9.5 million, offset in part by the $5.3 million reduction in the estimated closure and remediation costs.

       In 1997, the Faride property in Chile, was written-down by $1.2 million due to management's decision not to exercise its final option payment on the project.

       The Company's 80% interest in the Golden Cross Mine joint venture, accounted for by the proportionate consolidation method, is summarized as follows: Year Ended December 31,

                                                                            Year Ended December 31,

                                                                1998                 1997              1996
                                                             ----------           ----------        ----------
                                                                                (In Thousands)
Sales of dore'                                                                    $ 28,525          $ 26,293
Cost of mine operations                                                            (25,585)          (28,069)
Insurance proceeds                                                                   8,000
Writedown of mining property                                 $  (4,269)                              (52,036)
                                                             ----------           ---------         ----------
Net income (loss) before
     income taxes                                            $  (4,269)           $ 10,940          $(53,812)
                                                             ==========           =========         ==========

       In 1997, $8 million of the reported income was related to the Golden Cross insurance recovery not measurable or anticipated at the time of the original writedown. The remaining $2.9 million is related to residual mining activities which benefited from lower depletion. In 1998, sales of dore' through residual mining activities were immaterial and were offset against operating and remediation costs.

       Assets                                                $   9,431            $   6,152         $   2,408
       Liabilities                                             (44,926)             (37,933)          (47,271)
                                                             ----------           ----------        ----------
       Shareholders' deficit                                 $ (35,495)           $ (31,781)        $ (44,863)
                                                             ==========           ==========        ==========

NOTE E--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

       The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities as of December 31, 1998 and 1997.

                                                                      Available-For-Sale Securities
                                    ------------------------------------------------------------------------------------------


                                                                     Gross                    Gross               Estimated
                                      Amortized                    Unrealized               Unrealized              Fair
        1998                            Cost                         Losses                   Gains                 Value
-------------------------
U.S. Corporate                         $    1,753                                                                  $    1,753
U.S. Government
                                    --------------                -------------            -------------        --------------
Total Debt Securities                       1,753                                                                       1,753
Equity Securities                             195                    $     164                $       1                    32
                                    --------------                -------------            -------------        --------------
                                       $    1,948                    $     164                $       1            $    1,785
                                    ==============                =============            =============        ==============
        1997
-------------------------
U.S. Corporate                         $   49,127                    $       3                                     $   49,124
U.S. Government                            47,570                                             $     273                47,843
                                    --------------                -------------            -------------        --------------
Total Debt Securities                      96,697                            3                      273                96,967
Equity Securities                           2,373                          135                       10                 2,248
                                    --------------                -------------            -------------        --------------
                                       $   99,070                    $     138                $     283            $   99,215
                                    ==============                =============            =============        ==============

       The gross realized gains on sales of available-for-sale securities totaled $7,000 and $0 during 1998 and 1997, respectively. The gross realized losses totaled $0 and $1.6 million during 1998 and 1997, respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $115.1 million and $206.5 million of short-term investments sold during 1998 and 1997, respectively. Short-term investments mature at various dates through December 1999.

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

NOTE F--INVENTORIES

Inventories consist of the following:

                                                 December 31,
                                             1998             1997
                                          ----------       ----------
In process and on leach pads              $ 36,166         $ 24,617
Concentrate and dore' inventory              3,968            5,839
Supplies                                     3,541            5,471
                                          ----------       ----------
                                          $ 43,675         $ 35,927
                                          ==========       ==========

       During the fourth quarter of 1997, based on detailed metallurgical evaluations, the Company changed its estimates of the percentage of minerals recovered through the leaching process at its Rochester Mine. The change resulted in increased recovery rates from 55% for silver and 85% for gold to 59% for silver and 90% for gold. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rates are accounted for prospectively. The effects of the change during the fourth quarter of 1997 and for the year ended December 31, 1998 decreased the cost of mine operations by approximately $7 million or $0.32 per basic and diluted share and $21.5 million or $0.98 per basic and diluted share, respectively.

NOTE G--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:

                                                 December 31,
                                             1998             1997
                                          ----------       ----------
Land                                      $  1,769         $  1,814
Buildings and improvements                  43,732           53,740
Machinery and equipment                     40,388           55,159
Capital leases of buildings
  and equipment                                558            9,095
                                          ---------        --------
                                          $ 86,447         $119,808
                                          =========        ========

Assets subject to capital leases consist of the following:

                                                 December 31,
                                             1998             1997
                                          ----------       ----------
Buildings                                                  $ 5,105
Equipment                                 $   558            3,990
                                          --------         -------
    TOTAL BUILDINGS AND EQUIPMENT             558            9,095
Rochester operational mining
  property                                      0            7,871
                                          --------         -------
                                              558           16,966
Less allowance for accumulated
   amortization and depletion                  52           10,648
                                          --------         -------

NET ASSETS SUBJECT TO CAPITAL
     LEASES                               $   506          $ 6,318
                                          ========         =======

       Lease amortization is included in depreciation and depletion expense.

       Upon expiration of the lease agreement for the Rochester mineral processing facilities in October 1998, the Company exercised its option to purchase the facilities for approximately $6.2 million.

       The Company has entered into various operating lease agreements which expire over a period of five to seven years. Total rent expense charged to operations under these agreements was $4.5 million, $4.5 million and $4.6 million for 1998, 1997, and 1996, respectively.

Minimum lease payments under leases are as follows:

                                               Year Ending
                                               December 31             Capital           Operating
                                               -----------             -------           ---------
                                                  1999                  $267              $ 3,509
                                                  2000                    94                2,492
                                                  2001                                      2,207
                                                  2002                                      2,027
                                                  2003-thereafter                           2,722
                                                                        -----             -------
   TOTAL MINIMUM PAYMENTS DUE                                             361             $12,957
                                                                                          =======
   Less amount representing interest                                       14
                                                                        -----

PRESENT VALUE OF NET
MINIMUM LEASE PAYMENTS                                                    347
  Less current maturities                                                 255
                                                                        -----
                                                                        $  92
                                                                        =====

NOTE H - MINING PROPERTIES

Capitalized costs for mining properties                                        December 31,
      consist of the following:                                            1998             1997
                                                                        ----------       ----------
Operational mining properties:
      Rochester Mine, less accumulated
            depletion of $46,124
            and $41,727                                                  $ 35,565        $ 34,585

      Fachinal Mine, less accumulated depletion
       of $0 and $7,769                                                                    42,803

      El Bronce Mine less accumulated
            depletion of $25 and $2,836                                       304          38,585
                                                                        ---------        --------
         TOTAL OPERATIONAL MINING PROPERTIES                               35,869         115,973

      Developmental mining properties:
            Kensington                                                     18,308         122,457
            Other                                                           7,590           7,295
                                                                        ---------        --------
              TOTAL DEVELOPMENTAL MINING PROPERTIES                        25,898         129,752
                                                                        ---------        --------
            TOTAL MINING PROPERTIES                                     $  61,767        $245,725
                                                                        =========        ========

OPERATIONAL MINING PROPERTIES

       The Rochester Mine: The Company owns and operates this silver and gold surface mining operation. The Company has conducted operations at the Rochester Mine since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester is one of the largest primary silver mines in the United States and is a significant gold producer as well. A prior owner of the property has retained a royalty interest that varies up to 5% of the net smelter revenues of the Rochester property, provided the market price of silver is at least $18.26 per ounce.

       Fachinal Mine: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile which operated in pre-production from October 1995 to December 31, 1996. During the fourth quarter of 1995 and for the year ended December 31, 1996, operating costs were capitalized as start up costs. Revenue generated during the pre-production period was credited against deferred start up costs. The property was classified as an operating property for financial reporting purposes on January 1, 1997. In early 1999, the Company determined that the carrying amount was impaired and accordingly wrote down its investment in Fachinal in accordance with SFAS 121. (See Note D).

       El Bronce Mine: The El Bronce Mine is a gold and silver underground mine located in central Chile approximately 90 miles north of Santiago. On September 4, 1996, the Company exercised its option to acquire 51%, and purchased the remaining 49%, of the shares of Compania Minera CDE El Bronce, resulting in an ownership interest of 100%. In April 1998, the Company determined that the mine was uneconomic and accordingly wrote down its investment in El Bronce in accordance with SFAS 121. (See Note D)

DEVELOPMENTAL PROPERTIES

       Kensington: On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska, by acquiring the 50% interest held by its former joint venture partner. The interest was acquired for $32.5 million plus a scaled net returns royalty on future gold production after Coeur recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty to be capped at 1 million ounces of production. In early 1999, the Company determined that the asset was impaired and accordingly wrote down its investment in Kensington in accordance with SFAS 121. (See Note D)

NOTE I-LONG-TERM DEBT

       The $45.8 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each one thousand dollars of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make an annual interest payment. The debentures are redeemable at the option of the Company and mature on June 10, 2002.

       The $93.4 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 are convertible into shares of Common Stock on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after January 31, 1997. The debentures have no other funding requirements until maturity on January 31, 2004.

       The $107.3 million principal amount of 7.25% Convertible Subordinated Debentures due 2005 are convertible into shares of common stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, have no other funding requirements until maturity on October 31, 2005.

       During July, August and December 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002, approximately $36.5 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005, and approximately $1.6 million principal amount of its 6.375% Convertible Subordinated Debentures due 2004 for a total purchase price of approximately $28.5 million, excluding purchased interest of approximately $616,000. Associated with this transaction, the Company eliminated $1.4 million of capitalized bond issuance costs. The Company anticipates that as a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $3.0 million. As a result of the buyback of these debentures, the Company has recorded an extraordinary gain of approximately $12.2 million, net of taxes, during 1998 on the reduction of its indebtedness.

       On October 31, 1997, the Company paid $24 million to retire the existing loan balance with a bank syndicate lead by N.M. Rothschild & Sons Ltd., which substituted a general corporate loan financing for the limited recourse project financing. The agreement provided for a borrowing of up to $24.0 million. The interest rate on the facility was equal to LIBOR plus 1.5%. The borrowing was repayable in sixteen equal quarterly installments commencing in the third quarter of 1997.

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

       The carrying amounts and fair values of long-term borrowings, as of December 31, 1998 and 1997, consisted of the following. The fair value of the long-term borrowing is determined by market transactions on or near December 31, 1998 and 1997, respectively.

                                        December 31, 1998                      December 31, 1997
                                   ---------------------------            ---------------------------
                                   Carrying            Fair               Carrying            Fair
                                    Amount             Value               Value              Value
                                   --------           --------            --------           --------
6%       Convertible
         Subordinated
         Debentures
         Due 2002                  $ 45,803           $ 26,841            $ 49,840           $ 36,750
6.375%   Convertible
         Subordinated
         Debentures
         Due 2004                  $ 93,372           $ 54,156            $ 95,000           $ 74,338
7.25%    Convertible
         Subordinated
         Debentures
         Due 2005                  $107,277           $ 63,293            $143,750           $108,902

       Total interest accrued in 1998, 1997, and 1996 was $20.4 million, $16.2 million, and $13.1 million, respectively, of which $6.8 million, $5.7 million, and $9.5 million, respectively, was capitalized as a cost of the mines under development.

       Interest paid was $20.3 million, $13.7 million, and $12.1 million in 1998, 1997, and 1996, respectively.

NOTE J--INCOME TAXES

       The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                                 Year Ended December 31,
                                  -------------------------------------------------
                                     1998                 1997              1996
                                  ----------           ----------        ----------
Current                            $   919              $  (242)          $   203
Deferred                                 -                    -            (1,387)
                                   --------             --------          --------
PROVISION (BENEFIT) FOR
  INCOME TAX                       $   919              $  (242)          $(1,184)
                                   ========             ========          ========


       Deferred taxes arise due to temporary differences in deductions for tax purposes and for financial statement accounting purposes. The tax effect and sources of these differences are as follows:

                                                      Year Ended December 31,
                                       -------------------------------------------------
                                          1998                 1997              1996
                                       ----------           ----------        ----------
Reserve for loss on
  mine closure                          $ 2,205              $(1,175)          $  (971)
Net mine exploration and
  development costs                        (288)               1,671            (9,299)
Net lease payments                            -                   60               591
Regular tax expense(benefit)
  on utilization of net
  operating losses                         (988)              (6,142)          (32,967)
Adjustments to net operating
  loss and credit carryforwards               -               (8,660)            1,046
Environmental costs                                                               (478)
Provision for impairment                (67,263)
Change in valuation
  allowance                              67,081               14,701            41,501
Other                                      (747)                (455)             (810)
                                        --------              -------          --------
Deferred income tax expense
  (benefit)                                   0                    0            (1,387)
                                        ========              =======          ========

       As of December 31, 1998 the significant components of the Company's net deferred tax liability were as follows:

                                                         Year Ended December 31,
                                                    ---------------------------------
                                                       1998                   1997
                                                    ---------              ----------
Deferred tax liabilities:
         PP&E, net                                  $ 10,027               $  8,527
                                                    ---------              ---------
         Total deferred tax liabilities             $ 10.027               $  8,527
                                                    =========              =========

Deferred tax assets:
         Net operating loss carryforwards           $ 91,307               $ 90,319
         AMT credit carryforwards                      1,734                  1,404
         Business credit carryforwards                   542                    542
                                                    ---------              ---------
         Total deferred tax assets                    93,583                 92,265
Mineral properties impairment                         67,263
Valuation allowance for deferred
 tax assets                                         (150,819)               (83,738)
                                                    ---------              ---------
         Net deferred tax assets                    $ 10,027               $  8,527
                                                    =========              =========

         Net deferred tax liabilities               $    -0-               $    -0-
                                                    =========              =========

       The valuation allowance represents the amount of deferred tax assets that more likely than not will not be realized in future years. Changes in the valuation allowance relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has not recognized potential tax benefits arising therefrom because management believes it is more likely than not that the benefits will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

       The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 1998. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

       A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                      Year Ended December 31,
                                       -------------------------------------------------
                                          1998                 1997              1996
                                       ----------           ----------        ----------
Tax benefit on continuing operations
  computed at statutory rates           (35.0%)              (35.0%)           (35.0%)
Tax effect of foreign affiliates'
  statutory rates                         7.6%                17.6%
Percentage depletion                     (1.4%)              (12.3%)            (3.3%)
Interest on foreign subsidiary debt       1.7%
Equity in earnings of unconsolidated
  subsidiaries                                                  .6%
Change in valuation allowance            27.1%                27.4%             38.1%
Federal tax assessments and
  withholding                               -                   .2%
Other (net)                                 -                  (.2%)            (1.9%)
                                        --------             --------          --------
EFFECTIVE TAX RATE                         -0-                (1.7%)            (2.1%)
                                        ========             ========          ========

       For tax purposes, as of December 31, 1998, the Company has operating loss carryforwards as follows:

                                     U.S.       New Zealand    Australia      Chile           Total
                                   --------     -----------    ---------     --------        --------
Regular losses                     $113,823      $ 89,883      $  3,810      $133,760        $341,276
AMT credits                           1,734                                                     1,734
General business credits                542                                                       542

       The operating loss carryforwards by year of expiration are as follows:

Year of
Expiration                                   Regular Tax
----------                                   -----------
  2006                                        $   6,125
  2007                                           10,702
  2008                                           10,417
  2009                                            8,994
  2010
  2011                                           72,146
  2012                                            5,439
                                              ----------
    Total                                     $ 113,823
                                              ==========

New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

       As of December 31, 1998, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.4 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses are subject to limitations.

NOTE K--SHAREHOLDERS' EQUITY AND STOCK PLANS

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

       In June 1989, the shareholders adopted a shareholder rights plan which entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized junior preferred stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. Any preferred shares issued are not redeemable. At December 31, 1998 and 1997, there were a total of 21,898,624 and 21,890,568 outstanding rights which was equal to the number of outstanding shares of common stock.

       The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan (the "Long-Term Plan"). Under the Annual Plan in 1998, 1997 and 1996, benefits were payable in cash.

       Under the Long-Term Plan, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 1998, options for 75,925 shares were issued under the plan. As of December 31, 1998 and December 31, 1997, nonqualified and incentive stock options to purchase

441,842 shares and 612,447 shares, respectively, were outstanding under the Long-Term and Directors' Plans. The options are exercisable at prices ranging from $5.125 to $27.00 per share.

       The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which was approved by the shareholders in May 1995. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 1998, December 31, 1997 and December 31, 1996, a total of 21,005, 16,600 and
12,210 options, respectively, had been granted in lieu of $.1 million, $.1 million and $.1 million, respectively, of foregone directors' fees.

       In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which establishes accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that cost over the vesting period. The Company has adopted the disclosure - only provision of Statement No. 123 and therefore continues to account for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation cost been recognized based on the fair value at the date of the grant for the options awarded under the plans, pro-forma amounts of the Company's net loss and net loss per share would have been as follows:

                                                      Year Ended December 31,

                                          1998                 1997              1996
                                       ----------           ----------        ----------
Net loss attributable to
  common shareholders                  $(244,786)           $ (24,615)        $(62,967)
Net loss pro forma                     $(245,144)           $(25,014)         $(63,169)

Basic and diluted net loss
  per share as reported                $  (11.18)           $  (1.12)         $  (2.93)
Basic and diluted net loss
  per share pro forma                  $  (11.20)           $  (1.14)         $  (2.94)

       The fair value of each option grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4.40% to 7.95%; expected option life of 4 years for officers and directors; expected volatility of .385 to .472; and no expected dividends. The weighted average value of options granted during the years ended December 31, 1998, 1997 and 1996 were $2.61, $5.67 and $8.19, respectively. The effect of applying Statement No. 123 for providing pro forma disclosures for fiscal years 1998, 1997 and 1996 is not likely to be representative of the effects in future years because options vest over a 4-year period and additional awards generally are made each year.

       Total compensation expense charged to operations under the Plans was $1.4 million, $1.5 million, and $.9 million for 1998, 1997, and 1996, respectively. A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                      Weighted Average
                                       Shares          Exercise Price
                                    ------------       --------------
Stock options outstanding
  at January 1, 1997                   314,727            $  18.28
Issued                                 365,381               14.52
Canceled                               (67,661)              18.22
                                    -----------           --------
Stock options outstanding
  at 12/31/97                          612,447            $  16.05
Issued                                  75,925                6.17
Canceled                              (246,530)              15.62
                                    -----------           --------
Stock options outstanding
  at 12/31/98                          441,842            $  14.59
                                    ===========           ========

Stock options exercisable at December 31, 1998 and 1997 were 222,299 and 236,761, respectively.

       The following table summarizes information for options currently outstanding at December 31, 1998:

                                      Options Outstanding                        Options Exercisable
                           -----------------------------------------         ----------------------------
                                            Weighted
                                             Average        Weighted                             Weighted
                                            Remaining       Average                              Average
Range of Exercise             Number       Contractual      Exercise           Number            Exercise
    Prices                 Outstanding     Life (Yrs.)       Price           Exercisable           Price
------------------         -----------     -----------      --------         -----------         -------
$5.125 to $9.000              65,491           9.3           $ 6.34            21,005            $ 8.90
$13.125 to $14.99            154,111           8.9           $13.17            47,533            $13.28
$15.000 to $17.99            132,888           7.3           $16.50            89,943            $16.21
$18.000 to $27.00             89,352           6.2           $20.23            63,818            $20.29
                            --------                                          --------
                             441,842           8.0           $14.59           222,299            $15.42
                            ========                                          ========

       As of December 31, 1998 and 1997, 361,794 shares and 243,244 shares, respectively, were available for future grants under the Plans and 11,562,241 shares of Common Stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE L--EMPLOYEE BENEFIT PLANS

       The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expense charged to operations was $.8 million, $.8 million, and $.6 million for 1998, 1997, and 1996, respectively, which is based on a percentage of salary of qualified employees.

       Effective January 1, 1995, the Company adopted a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in five different types of investment funds. Total plan expenses charged to operations were $.5 million, $.4 million and $.4 million in 1998, 1997 and 1996, respectively.

NOTE M--FINANCIAL INSTRUMENTS

Off-Balance Sheet Risks

       The Company enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain firm commitments. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows resulting from the firm commitments will be adversely affected by changes in exchange rates. At December 31, 1998, 1997, and 1996, the Company had forward foreign exchange contracts of $4.6 million, $1.8 million, and $15.8 million, respectively.

       The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 1998, the Company had sold 135,000 ounces of gold for delivery on various dates through 2003 at an average price of $371.22. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. The Company realized gains of $1.2 million and $5.3 million arising from the sale of silver and gold purchased on the open market which was then delivered pursuant to fixed-price forward contracts during 1998 and 1997, respectively.

       Further discussions of other financial instruments held by the Company are included in Note E and Note I.

       The table below summarizes, by contract, the contractual amounts of the Company's forward exchange and forward metals contracts at December 31, 1998, 1997 and 1996.

                            1998                            1997                          1996
                  ---------------------------    -------------------------      --------------------------
                     Forward     Unrealized        Forward    Unrealized           Forward    Unrealized
                    Contracts    Gain (Loss)      Contracts   Gain (Loss)         Contracts   Gain (Loss)
                  ------------- -------------    -----------   -----------      ------------- ------------
Currency:
 New Zealand       $  4,595     $    391         $  1,766      $    (7)          $ 15,845      $    (10)

Forward Metal
   Sales           $ 50,114     $ 11,261         $ 67,875      $ 7,404           $ 61,823      $  3,702

       Gains and losses related to contracts associated with firm commitments are deferred and will be recognized as the related commitments mature. For the years ended December 31, 1998, 1997, and 1996, the Company realized gains (losses) from its foreign exchange programs of $(.5) million, $(.9) million and $1.4 million, respectively.

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

NOTE N--LITIGATION

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

Golden Cross Lawsuit

       On July 15, 1996, the Company filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. The Company's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Trial has been scheduled for October 18, 1999 in Coeur d'Alene, Idaho. On February 3, 1999, the Company files a second amended complaint which specifies damages in the amount of approximately $54 million together with pre-judgement and post-judgement interest as well as the unspecified costs incurred resulting from the violations of law alleged. Cyprus filed, on February 17, 1999, a motion to vacate the trial date and a motion to dismiss the second amended complaint. No assurances can be given at this stage of the action as to its ultimate outcome.

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

NOTE O--SEGMENT INFORMATION

       In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal year beginning after December 15, 1997. This statement replaces No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining and reporting the Company's operating segments and requires selected information in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer.

       The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Golden Cross, Fachinal, and El Bronce mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), the Kensington development property, and its exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The Other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

       Revenues from gold sales were $55,670,036, $89,770,221 and $57,291,751 in
1998, 1997 and 1996, respectively. Revenues from silver sales were $46,834,657, $41,390,291 and $33,431,965 in 1998, 1997 and 1996, respectively.

Coeur d'Alene Mines Corporation                                              (In Thousands)
 Segment Reporting
                                                        Rochester      Golden Cross       Fachinal      El Bronce
                                          -----------------------------------------------------------------------
 December 31, 1998

 Net sales and revenues to
   external customers                                    $   (82)                 -      $  16,324       $  9,436
 Intersegment net sales and
   revenues                                                62,911                 -              -              -
                                          -----------------------------------------------------------------------

 Total net sales and revenues                            $ 62,829                 -      $  16,324       $  9,436
                                          =======================================================================

 Depreciation and amortization                           $  7,910                 -      $  12,028       $  1,807
 Interest income                                               17                 -             91             31
 Interest expense                                               -                 -             65            218
 Gain on forward sale contracts                                 -                 -              -              -
 Writedown of Mine Property                                     -           (4,266)       (42,900)       (53,904)
 Income tax (credit) expense                                    -                 -              -              -
 Earnings (losses) from non-
   consolidated affiliates                                      -                 -              -              -
 Gain on early retirement of debt                               -                 -              -              -
 Profit (loss)                                             33,080                 -        (6,976)        (2,158)

Investments in non-consolidated
  affiliates                                                    -                 -              -              -
 Segment assets (A)                                        86,362             5,892         32,915          4,845
 Expenditures for property                                  6,903                 -          2,801          1,843

 December 31, 1997

 Net sales and revenues to external
   customers                                                  232             7,513         14,949         17,082
 Intersegment net sales and
   revenues                                                61,138            28,525              -              -
                                          -----------------------------------------------------------------------

 Total net sales and revenues                            $ 61,370           $36,038      $  14,949       $ 17,082
                                          =======================================================================

 Depreciation and amortization                           $ 10,495           $ 4,040      $  11,021       $  2,523
 Interest income                                               22                46             84             17
 Interest expense                                               -                 -            284            795
 Income from insurance settlement                               -             8,000              -              -
 Gain on forward sale contracts                                 -                 -              -              -
 Income tax (credit) expense                                    -                 -              -              -
 Earnings (losses) from non-
   consolidated affiliates                                      -                 -              -              -
 Profit (loss)                                           $ 22,953           $14,419      $ (3,827)       $(2,255)

 Investments in non-consolidated
   affiliates                                                   -                 -              -              -
 Segment assets (A)                                      $ 73,526           $ 6,863      $  83,918       $ 47,653
 Expenditures for property                               $  1,179           $ 2,030      $   4,041       $  3,524

Coeur d'Alene Mines Corporation                                      (In Thousands)
 Segment Reporting
                                          Coeur Australia      Kensington      Exploration        Other
                                          --------------------------------------------------------------
 December 31, 1998

 Net sales and revenues to
   external customers                           $  13,547               -         $  (449)      $ 72,885
 Intersegment net sales and
   revenues                                             -               -                -      (62,911)
                                          --------------------------------------------------------------

 Total net sales and revenues                   $  13,547               -         $  (449)      $  9,974
                                          ==============================================================

 Depreciation and amortization                  $   7,060      $      334         $    149      $  1,723
 Interest income                                       54               -               43         9,263
 Interest expense                                       -               -                -        13,379
 Gain on forward sale contracts                         -               -                -         1,167
 Writedown of Mine Property                             -       (121,500)            (602)             -
 Income tax (credit) expense                         (53)               -                -           972
 Earnings (losses) from non-
   consolidated affiliates                        (1,175)               -                -         (955)
 Gain on early retirement of debt                       -               -                -        12,158
 Profit (loss)                                      1,120               -          (4,938)         1,890

Investments in non-consolidated
  affiliates                                       50,627               -                -        16,287
 Segment assets (A)                                   193          22,178              892         5,681
 Expenditures for property                              -          18,194              460           185

 December 31, 1997

 Net sales and revenues to external
   customers                                        8,111               -            (103)       104,116
 Intersegment net sales and
   revenues                                             -               -                -      (89,663)
                                          --------------------------------------------------------------

 Total net sales and revenues                   $   8,111               -         $  (103)      $ 14,453
                                          ==============================================================

 Depreciation and amortization                  $   4,899      $      171         $    189      $  1,437
 Interest income                                      288               -               27         8,690
 Interest expense                                     181               -                -         8,993
 Income from insurance settlement                       -               -                -             -
 Gain on forward sale contracts                         -               -                -         5,280
 Income tax (credit) expense                           69               -                -         (311)
 Earnings (losses) from non-
   consolidated affiliates                          (329)               -                -         1,112
 Profit (loss)                                  $   (418)               -         $(6,121)      $  5,781

 Investments in non-consolidated
   affiliates                                      56,393               -                -        16,620
 Segment assets (A)                             $     487      $  125,879         $  1,809      $ 14,331
 Expenditures for property                              -      $   14,940         $    715      $ 14,876

Coeur d'Alene Mines Corporation         (In Thousands)
 Segment Reporting
                                            Total
                                          ----------
 December 31, 1998

 Net sales and revenues to
   external customers                     $ 111,661
 Intersegment net sales and
   revenues                                       -
                                          ----------

 Total net sales and revenues             $ 111,661
                                          ==========

 Depreciation and amortization            $  31,011
 Interest income                              9,499
 Interest expense                            13,662
 Gain on forward sale contracts               1,167
 Writedown of Mine Property               (223,172)
 Income tax (credit) expense                    919
 Earnings (losses) from non-
   consolidated affiliates                  (2,130)
 Gain on early retirement of debt            12,158
 Profit (loss)                               22,018

Investments in non-consolidated
  affiliates                                 66,914
 Segment assets (A)                         158,958
 Expenditures for property                   30,386

 December 31, 1997

 Net sales and revenues to external
   customers                                151,900
 Intersegment net sales and
   revenues                                       -
                                          ----------

 Total net sales and revenues             $ 151,900
                                          ==========

 Depreciation and amortization            $  34,775
 Interest income                              9,174
 Interest expense                            10,253
 Income from insurance settlement             8,000
 Gain on forward sale contracts               5,280
 Income tax (credit) expense                  (242)
 Earnings (losses) from non-
   consolidated affiliates                      783
 Profit (loss)                            $  30,532

 Investments in non-consolidated
   affiliates                                73,013
 Segment assets (A)                       $ 354,466
 Expenditures for property                $  41,305

Coeur d'Alene Mines Corporation                            (In Thousands)
 Segment Reporting (continued)
 December 31, 1996
                                    Rochester      Golden Cross      Fachinal      El Bronce
                                    --------------------------------------------------------
 Net sales and revenues to
   external customers                $    135        $  (129)               -      $  2,146
 Intersegment net sales and
   revenues                            60,906          26,507               -             -
                                    ========================================================

 Total net sales and revenues        $ 61,041        $ 26,378               -      $  2,146
                                    ========================================================

 Depreciation and amortization       $  6,413        $  2,487               -      $    733
 Interest income                          107              16               -             5
 Interest expense                          66               -               -           297
 Writedown of mine property                 -          53,245               -             -
 Income tax (credit) expense                -             168               -             -
 Earnings (losses) from non-
   consolidated affiliates                  -               -               -             -
 Profit (loss)                       $ 15,959        $  (665)               -      $    835

Investments in non-consolidated
  affiliates                                -               -               -             -
 Segment assets (A)                  $ 77,687        $  3,596        $ 91,985      $ 48,206
 Expenditures for property           $  7,864        $  7,121        $  9,131      $ 20,226

Coeur d'Alene Mines Corporation                            (In Thousands)
 Segment Reporting (continued)
 December 31, 1996
                                    Coeur Australia      Kensington      Exploration       Other
                                    --------------------------------------------------------------
 Net sales and revenues to
   external customers                             -               -       $    1,101      $100,818
 Intersegment net sales and
   revenues                                       -               -                -      (87,413)
                                    ==============================================================

 Total net sales and revenues                     -               -       $    1,101      $ 13,405
                                    ==============================================================

 Depreciation and amortization                    -      $       97       $      604      $  1,825
 Interest income                                  -               -                -         7,955
 Interest expense                                 -               -                -         3,272
 Writedown of mine property                       -               -            1,170             -
 Income tax (credit) expense                      -               -                -       (1,352)
 Earnings (losses) from non-
   consolidated affiliates                        -               -                -         1,393
 Profit (loss)                                    -               -       $  (4,894)      $  3,124

Investments in non-consolidated
  affiliates                                      -               -                -        61,439
 Segment assets (A)                               -      $  111,126       $    1,442      $  8,803
 Expenditures for property                        -      $   12,786       $      497      $    546

Coeur d'Alene Mines Corporation                            (In Thousands)
 Segment Reporting (continued)
 December 31, 1996
                                                                Total
                                                               --------
 Net sales and revenues to
   external customers                                          $104,071
 Intersegment net sales and
   revenues                                                           -
                                                               ========

 Total net sales and revenues                                  $104,071
                                                               ========

 Depreciation and amortization                                 $ 12,159
 Interest income                                                  8,083
 Interest expense                                                 3,635
 Writedown of mine property                                      54,415
 Income tax (credit) expense                                    (1,184)
 Earnings (losses) from non-
   consolidated affiliates                                        1,393
 Profit (loss)                                                 $ 14,359

Investments in non-consolidated
  affiliates                                                     61,439
 Segment assets (A)                                            $342,845
 Expenditures for property                                     $ 58,171

Notes:
  (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

Coeur d'Alene Mines Corporation
 Segment Reporting

                                                             1998          1997           1996
                                                        ----------------------------------------------
 Profit (loss)
---------------
 Total profit or loss for reportable segments                  $ 22,018      $  30,532      $  14,359
 Depreciation expense                                          (30,677)       (34,604)       (12,062)
 Interest expense                                              (13,662)       (10,253)        (3,635)
 Writedown of mining properties                               (223,172)              -       (54,416)
                                                        ==============================================
      Loss before income taxes and
      and extraordinary item                                 $(245,493)      $(14,325)      $(55,754)
                                                        ==============================================


 Assets
--------
 Total assets for reportable segments                          $158,958       $354,466       $342,845
 Cash and cash equivalents                                      127,335        114,604         43,455
 Short-term investments                                           1,753         98,437        124,172
 Other assets                                                    77,934         91,195         69,858
                                                        ==============================================
      Total consolidated assets                                $365,980       $658,702       $580,330
                                                        ==============================================


Coeur d'Alene Mines Corporation
 Segment Reporting
                                                    (In Thousands)

 Geographic Information
-----------------------
                                                                   Long-Lived

 1998:                                       Revenues                Assets
                                   ------------------------------------------------
 United States                                  $ 72,326                   $ 73,153
 Chile                                            25,802                     25,291
 Australia                                        13,547                          -
 New Zealand                                           -                      5,178
 Other Foreign Countries                            (14)                         14
                                   -------------------------------------------------
 Consolidated Total                             $111,661                   $103,636
                                   =================================================

                                                                   Long-Lived

 1997:                                       Revenues                Assets
                                   -------------------------------------------------

 United States                                  $ 75,892                   $177,791
 Chile                                            32,057                    121,607
 Australia                                         7,896                      3,198
 New Zealand                                      36,053                      4,669
 Other Foreign Countries                               2                        171
                                   -------------------------------------------------
 Consolidated Total                             $151,900                   $307,436
                                   =================================================

                                                                   Long-Lived

 1996:                                       Revenues                Assets
                                   -------------------------------------------------

 United States                                  $ 73,088                   $172,280
 Chile                                             2,974                    126,595
 Australia                                           908                          -
 New Zealand                                      27,101                        140
 Other Foreign Countries                               1                        266
                                   -------------------------------------------------
 Consolidated Total                             $104,072                   $299,281
                                   =================================================

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE P--SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                        First             Second          Third            Fourth
                                       Quarter            Quarter        Quarter           Quarter
                                      ---------          ---------      ---------         ---------
                                                  (In Thousands - Except Per Share Data)
     1998
     ----
     Net sales                         $ 21,166          $ 32,256       $ 23,890          $  25,193
     Gross profit                      $  1,442          $  2,306       $    486          $     393
     Net loss before
         extraordinary gain            $(57,961)(a)      $ (5,166)      $ (6,366)         $(179,919)(a)
     Net loss                          $(57,961)(a)      $ (5,166)      $    (21)(b)      $(171,106)(a,b)
     Net loss attributable
       to common shareholders          $(60,594)(a)      $ (7,799)      $ (2,654)(b)      $(173,739)(a,b)
     Basic and diluted net loss
       per share before
       extraordinary gain              $  (2.77)         $   (.36)      $   (.41)         $   (8.20)
     Basic and diluted net loss
       per share attributable to
       common shareholders             $  (2.77)         $   (.36)      $   (.12)         $   (7.93)

     1997
     ----
     Net Sales(f)                      $ 22,762          $ 32,423       $ 36,035          $  39,941
     Gross profit (loss)(f)            $ (2,933)         $ (2,067)      $ (2,240)         $   3,836(e)
     Net loss                          $ (1,721)         $   (275)(d)   $ (6,268)         $  (5,819)
     Net loss attributable to
       common shareholders             $ (4,353)         $ (2,908)(d)   $ (8,903)         $  (8,451)
     Basic and diluted net loss
       per share attributable
       to common shareholders (c)      $   (.20)         $   (.13)      $   (.41)         $    (.39)

(a)
    Includes writedown of mining properties of approximately $54.5 million in the first quarter and approximately $168.7 million in the fourth quarter.

(b)
    Includes extraordinary gain on early retirement of debt of approximately $6.3 million in the third quarter and approximately $5.8 million in the fourth quarter.

(c)
    The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

(d)
    Includes the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine.

(e)
    Includes the effects of the change in recovery rates at the Rochester Mine, whereby costs of mine operations decreased by approximately $7 million.

(f)
    Amounts have been restated to reflect the change in accounting to equity method for certain investees that were previously consolidated.