Form 10-Q
period 1999-03-31
COEUR D ALENE MINES CORP
filed 1999-05-17
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number: 1-8641

                        COEUR D'ALENE MINES CORPORATION
            (Exact name of Registrant as specified in its charter)

                 Idaho                                82-0109423
      ---------------------------            ----------------------------
     (State or other jurisdiction            (I.R.S. Employer Ident. No.)
   of incorporation or organization)

          P.O. Box I, Coeur d'Alene, Idaho                    83816-0316
      ----------------------------------------                ----------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,900,579 shares were issued and outstanding as of May 9, 1999.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            March 31, 1999 and December 31, 1998


            Consolidated Statements of Operations --                      5
            Three Months Ended March 31, 1999 and 1998


            Consolidated Statements of Cash Flows --                      6
            Three Months Ended March 31, 1999 and 1998


            Notes to Consolidated Financial Statements                    7


Item 2.     Management's Discussion and Analysis of                      10
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                  21

PART II.    Other Information                                            24

Item 6.     Exhibits and Reports on Form 8-K                             24


SIGNATURES

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                 March 31,        December 31,
                                                                   1999              1998
                                                                ----------        ------------
ASSETS                                                                 (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                     $ 117,804          $ 127,335
  Short-term investments                                            3,207              1,753
  Receivables                                                       7,385             11,647
  Inventories                                                      47,376             43,675
                                                                  ----------         ----------
  TOTAL CURRENT ASSETS                                            175,772            184,410

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                    79,343             79,173
  Less accumulated depreciation                                    38,718             37,304
                                                                  ----------         ----------
                                                                     40,625             41,869

MINING PROPERTIES
  Operational mining properties                                    81,836             82,018
  Less accumulated depletion                                       47,630             46,149
                                                                  ----------         ----------
                                                                     34,206             35,869
  Developmental properties                                         27,518             25,898
                                                                  ----------         ----------
                                                                     61,724             61,767

OTHER ASSETS
  Investments in unconsolidated affiliates                         65,461             66,914
  Notes receivable                                                  1,516              1,627
  Debt issuance costs, net of accumulated
    amortization                                                    6,335              6,625
  Other                                                             3,033              2,768
                                                                  ----------         ----------
                                                                     76,345             77,934
                                                                  ----------         ----------
                                                                  $ 354,466          $ 365,980
                                                                  ==========         ==========

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                   March 31,        December 31,
                                                                     1999              1998
                                                                  ----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (In Thousands)
CURRENT LIABILITIES
  Accounts payable                                                $   3,738          $   3,512
  Accrued liabilities                                                10,722             12,700
  Accrued interest payable                                            6,556              5,412
  Accrued salaries and wages                                          3,561              5,642
  Current portion of remediation costs                                2,116              3,052
  Current portion of obligations under
    capital leases                                                      243                255
                                                                  ----------         ----------
      TOTAL CURRENT LIABILITIES                                      26,936             30,573

LONG-TERM LIABILITIES
  6% subordinated convertible debentures
    due 2002                                                         45,803             45,803
  6 3/8% subordinated convertible debentures
    due 2004                                                         93,372             93,372
  7 1/4% subordinated convertible debentures
    due 2005                                                        107,277            107,277
  Other long-term liabilities                                        13,926             11,888
                                                                  ----------         ----------
      TOTAL LONG-TERM LIABILITIES                                   260,378            258,340

SHAREHOLDERS' EQUITY
Mandatory Adjustable Redeemable Convertible
  Securities (MARCS), par value $1.00 per
  share,(a class of preferred stock) -
  authorized 7,500,000 shares, 7,077,833
  issued and outstanding                                              7,078              7,078
Common Stock, par value $1.00 per share-
  authorized 60,000,000 shares, issued 22,957,835
  and 22,949,779 shares in 1998 and 1997
  (including 1,059,211 shares held in treasury)                      22,958             22,958
Capital surplus                                                     376,547            379,180
Accumulated deficit                                                (326,070)          (318,796)

Repurchased and nonvested shares                                    (13,190)           (13,190)
Accumulated other comprehensive loss:
Unrealized losses on short-term
  investments                                                          (171)              (163)
                                                                  ----------         ----------
                                                                     67,152             77,067
                                                                  ----------         ----------
                                                                  $ 354,466          $ 365,980
                                                                  ==========         ==========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three Months Ended March 31, 1999 and 1998


                                                  1999               1998
                                               ----------         ----------
                                          (In thousands except per share amounts)
INCOME
  Sale of concentrates and dore'               $  18,259          $  21,166
  Less cost of mine operations                    17,718             19,724
                                               ----------         ----------
      GROSS PROFIT                                   541              1,442

OTHER INCOME
  Interest, dividends, and other                   1,556              2,743
  Earnings (loss) from unconsolidated
    subsidiaries                                    (471)               846
                                               ----------         ----------
      TOTAL INCOME                                 1,626              5,031
EXPENSES
  General administration                           2,773              2,864
  Mining exploration                               1,863              1,816
  Interest                                         4,189              3,815
  Writedown of mining properties                                     54,506
                                               ----------         ----------
      TOTAL EXPENSES                               8,825             63,001
                                               ----------         ----------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                  (7,199)           (57,970)
  Provision (benefit) for income taxes                74                 (9)
                                               ----------         ----------

NET LOSS                                          (7,273)           (57,961)
  Unrealized holding loss on securities             (171)              (163)
                                               ----------         ----------
COMPREHENSIVE LOSS                                (7,444)           (58,124)
                                               ==========         ==========

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS
  Net loss                                        (7,273)           (57,961)
  Preferred stock dividends                        2,633              2,633
                                               ----------         ----------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                          $  (9,906)         $ (60,594)
                                               ==========         ==========

BASIC AND DILUTED EARNINGS PER SHARE DATA
  Weighted average number of shares
    of Common Stock (in thousands)                21,899             21,899
                                               ==========         ==========

Net loss per share attributable to
  common shareholders                          $    (.45)         $   (2.77)
                                               ==========         ==========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                  Three Months Ended March 31, 1999 and 1998


                                                             1999               1998
                                                          ----------         ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (7,273)         $ (57,961)
  Add (deduct) noncash items:
  Depreciation, depletion, and amortization                   4,775              8,854
  Other charges                                                 295                 87
  Writedown of mining properties                                                54,506
  Undistributed (earnings) loss of investment
    in unconsolidated subsidiary                                471               (846)

  Changes in Operating Assets and Liabilities:
    Receivables                                               4,262                559
    Inventories                                              (3,701)           (11,109)
    Accounts payable and accrued liabilities                 (1,742)            (4,442)
                                                          ----------         ----------

      NET CASH USED IN OPERATING ACTIVITIES                  (2,913)           (10,352)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                        (2,024)           (10,570)
  Proceeds from sales of short-term investments                 570             49,294
  Investment in unconsolidated subsidiaries                     (25)            (2,307)
  Purchases of property, plant and equipment                   (187)              (916)
  Proceeds from sale of assets                                                   7,599
  Expenditures on operational mining properties                (103)            (1,053)
  Expenditures on developmental properties                   (1,621)            (3,378)
  Other                                                        (458)              (334)
                                                          ----------         ----------

      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                 (3,848)            38,335

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of cash dividends                                  (2,633)            (2,633)
  Other                                                        (137)              (311)
                                                          ----------         ----------
      NET CASH USED IN FINANCING ACTIVITIES                  (2,770)            (2,944)
                                                          ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (9,531)            25,039
Cash and cash equivalents at beginning
  of year                                                   127,335            114,204
                                                          ----------         ----------

Cash and cash equivalents at March 31, 1999               $ 117,804          $ 139,243
                                                          ==========         ==========

See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation annual report or Form 10-K for the year ended December 31, 1998.

NOTE B:     Inventories

      Inventories are comprised of the following:


                                                March 31,    December 31,
                                                  1999           1998
                                               ----------    ------------
             (In Thousands)
      In process and on leach pads             $ 38,177      $ 36,166
      Concentrate and dore' inventory             5,514         3,968
      Supplies                                    3,685         3,541
                                               ---------     ---------
                                               $ 47,376      $ 43,675
                                               =========     =========

      Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. All other inventories are stated at the lower-of-cost or market, with cost being determined using first-in, first-out and weighted-average-cost methods. Dore' inventory includes product at the mine site and product held by refineries.

NOTE C:     Income Taxes

      The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 1999, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE D:     Segment Reporting

      In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement replaces Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining and reporting the Company's operating segments and requires selected information in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer.

      The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Golden Cross, Fachinal, and Petorca (previously named El Bronce) mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), the Kensington development property, and the Company's exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal an the date of the transfer. The Other segment includes earnings (loss) from unconsolidated subsidiaries accounted for by the equity method such as the Company's 50% interest in Silver Valley Resources Corporation, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Coeur d'Alene Mines Corporation                              (In Thousands)
  Segment Reporting
                             Rochester    Golden                             Coeur
                                          Cross     Fachinal    Petorca    Australia   Kensington   Exploration    Other    Total
                             ------------------------------------------------------------------------------------------------------
March 31, 1999

  Net sales and revenues
    to external customers    $      1         -     $   (341)   $ 4,050    $ 1,976            -     $  (291)      $ 13,949 $ 19,344
  Intersegment net sales
    and revenues               13,427         -            -          -          -            -           -        (13,427)       -
                             ------------------------------------------------------------------------------------------------------
  Total net sales and
    revenues                 $ 13,428               $   (341)   $ 4,050    $ 1,976            -     $  (291)      $    522 $ 19,344
                             ======================================================================================================
  Profit (loss)              $  5,391         -     $ (1,874)   $   511    $  (467)    $      -     $(1,735)      $   (128)$  1,698
  Segment assets (A)         $ 86,166   $ 6,014     $ 32,842    $ 1,208    $   136     $ 23,751     $   942       $  6,051 $157,110

March 31, 1998

  Net sales and revenues
    to external customers    $     68   $     2     $    520    $ 3,416    $ 4,929     $      -     $  (117)      $ 15,936 $ 24,755
  Intersegment net sales
    and revenues               15,634         -            -          -          -            -           -        (15,634)       -
                             ------------------------------------------------------------------------------------------------------
  Total net sales and
    revenues                 $ 15,703   $     2     $    521    $ 3,416    $ 4,929            -     $  (117)      $    301 $ 24,755
                             ======================================================================================================
  Profit (loss)              $ 10,795         -     $   (457)   $(1,113)   $(1,171)           -     $(1,332)      $     97 $  9,161
  Segment assets (A)         $ 77,545   $ 9,048     $ 85,418    $ 2,534    $   351     $129,487     $ 1,366       $  8,432 $314,181


(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.


Coeur d'Alene Mines Corporation
  Segment Reporting                                  Three Months Ended March 31, 1999
  (In Thousands)                                           1999           1998
                                                        ------------------------
PROFIT (LOSS)
  Total profit or loss for reportable segments
                                                        $  1,698          9,161
  Depreciation expense                                    (4,708)        (8,810)
  Interest expense                                        (4,189)        (3,815)
  Writedown of mining properties                               -        (54,506)
                                                        ------------------------
    Loss before income taxes                            $ (7,199)     $ (57,970)
                                                        ========================

                                                        March 31,     December 31,
ASSETS                                                    1999          1998
  Total assets for reportable segments                  $157,110      $158,958
  Cash and cash equivalents                              117,804       127,335
  Short-term investments                                   3,207         1,753
  Other assets                                            76,345        77,934
                                                        ------------------------
    Total consolidated assets                           $354,466       365,980
                                                        ========================

NOTE E:     New Accounting Standard

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

      In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities." The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The Company has adopted SOP 98-5 and has determined that this has no effect on the Company's financial condition or results of operations.

NOTE F:     Reclassification

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

      The Company's currently operating mines are the Rochester mine in Nevada and the Fachinal and Petorca (or El Bronce) mines in Chile, all of which are wholly-owned and operated by the Company.

      The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and continued until April 1998) and the Galena Mine (where operations resumed in May 1997) in the Coeur d'Alene Mining District of Idaho. The Company also owns 50% of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne") that owns 50% of the Yilgarn Star gold mine in Australia.

      The market price of gold has declined to levels that are the lowest since 1985. The average price of gold in the first quarter of 1999 was $286.79 per ounce. The market price of silver (Handy & Harman) and gold (London Final) on May 9, 1999 were $5.43 per ounce and $282 per ounce, respectively. If the current gold price range in the low $300's continues, the Company will need to reduce production costs and/or expand minable ore reserves at its Fachinal Mine in Chile to operate the mine profitably. Alternatively, if such prices continue, the Company may elect to place the mine on temporary standby to conserve ore reserves until gold prices increase.

      The Company is required by Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", to review the valuations of its mining properties. Such a review was recently completed with respect to all of the Company's properties. In 1998, the Company had writedowns totaling $219 million with respect to its Petorca and Fachinal Mines and its Kensington development property.

      Should current gold prices continue for an extended period of time and/or if the Company is unable to reduce production costs or expand commercial ore reserves at the Company's mining properties, the Company may need to effect additional asset writedowns.

      In December 1998, the Company announced the completion of an optimization study relating to the Kensington property, a wholly-owned developmental gold property in Alaska, designed to improve the economic viability of the project. A new mine plan was formulated as a result of the optimization study, which will require extensive permit modifications. Based on the results of the study, the Company estimates that the project's cash operating costs per ounce should be reduced to approximately $190 and total capital costs to develop the mine should be reduced to approximately $192 million. The Company does not intend to develop Kensington unless the optimization study and development program demonstrate results required to make Kensington an economically viable project. Based on current mine design and market price of gold, there can be no assurances at this time that the Company will proceed to place the Kensington project into commercial production.

      The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's gold and/or silver production.

      This document contains numerous forward-looking statements relating to the Company's gold and silver mining business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 1999 and 1998:

                                             Three Months Ended
                                                 March  31,
                                      ------------------------------
                                         1999                1998
                                      ----------          ----------
ROCHESTER MINE
  Gold ozs.                               16,306              25,194
  Silver ozs.                          1,664,063           1,582,960
  Cash Costs per oz./silver                $4.41               $4.71
  Full Costs per oz./silver                $5.24               $5.27

GALENA MINE
  Silver ozs.                            459,465             379,610
  Cash Costs per oz./silver                $4.52               $4.44
  Full Costs per oz./silver                $5.60               $5.53

COEUR MINE
  Silver ozs.                                N/A              79,336
  Cash Costs per oz./silver                  N/A               $4.89
  Full Costs per oz./silver                  N/A               $5.81

YILGARN STAR MINE
  Gold ozs.                                6,177              12,569
  Cash Costs per oz./gold                $286.54             $204.21
  Full Costs per oz./gold                $443.54             $416.56

FACHINAL MINE
  Gold ozs.                                6,672               6,967
  Silver ozs.                            287,165             468,420
  Cash Costs per oz./gold                $335.09             $324.27
  Full Costs per oz./gold                $407.42             $509.59

PETORCA MINE
  Gold ozs.                                7,605              10,779
  Silver ozs.                             11,139              20,170
  Cash Costs per oz./gold                $266.07             $381.18
  Full Costs per oz./gold                $266.07             $480.45

GOLDEN CROSS MINE
  Gold ozs.                                  N/A               8,914
  Silver ozs.                                N/A              27,412
  Cash Costs per oz./gold                    N/A             $221.20
  Full Costs per oz./gold                    N/A             $221.20

CONSOLIDATED TOTALS
  Gold ozs.                               36,760              64,423
  Silver ozs.                          2,421,832           2,557,908

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      For the quarter ended March 31, 1999, the mine produced 1,664,063 ounces of silver and 16,306 ounces of gold compared to 1,582,960 ounces of silver and 25,194 ounces of gold produced in the first quarter of 1998. The decrease in the gold production was primarily a result of lower gold grade. In the first quarter of 1999, cash costs were $4.41 per silver equivalent ounce compared to $4.35 per silver equivalent ounce in the first quarter of 1998. Depreciation and depletion was $.72 and the reclamation reserve was $.11 per ounce for a total cost of $5.24 per ounce.

SILVER VALLEY RESOURCES

      Silver Valley Resources is the operator of the Coeur unit and Galena mines. Silver Valley Resources discontinued operations at the Coeur unit in July 1998 and has concentrated its efforts on the Galena mine. Silver Valley Resources produced 459,465 ounces of silver in the first quarter of 1999 compared to 458,976 ounces of silver produced in the first quarter of 1998. The first quarter consolidated cash cost of production per ounce of silver produced at Silver Valley Resources was $4.52 compared to $4.51 in the prior year's first quarter. Depreciation and reclamation was $1.08 per ounce for a full cost of $5.60 per ounce compared to $5.57 per ounce for the first quarter of 1998.

YILGARN STAR MINE

      Coeur's share of production for the first quarter of 1999 from the Yilgarn Star Mine amounted to 6,177 ounces of gold compared to 12,569 ounces of gold for the first quarter of 1998. Cash cost of production amounted to $287 per ounce compared to $204 per ounce during the same period of 1998. Noncash costs were $157 per ounce for a full cost of $444 per ounce in the first quarter of 1999 compared to $417 per ounce reported in the same period of 1998. The increase is primarily due to ground control problems and flooding that occurred due to heavy rainfall, forcing the operation to mine ore that had lower grade than anticipated.

FACHINAL MINE

      Fachinal produced 287,165 ounces of silver and 6,672 ounces of gold in the first quarter of 1999 compared with 468,420 ounces of silver and 6,967 ounces of gold in the first quarter of 1998. Cash costs, including smelting and refining, were $335 per gold equivalent ounce compared to $324 in the first quarter of 1998. Depreciation was $64 per equivalent gold ounce and the reserve for reclamation was $8 per equivalent gold ounce for a full cost of $407 per equivalent gold ounce in the first quarter of 1999. This compares with a full cost for the first quarter of 1998 of $480 per equivalent gold ounce. The lower full cost was due to the reduction of the carrying amount associated with the write-down taken in the fourth quarter of 1998.

PETORCA

      In the first quarter of 1999, the mine produced 7,605 ounces of gold compared to 10,779 ounces reported in the first quarter of 1998. Cash costs were $226 per ounce compared to $381 per ounce in the first quarter of 1998. The decreased costs were primarily due to operating efficiencies and improvements gained in the mining process during 1998.

RESULTS OF OPERATIONS

      Three Months Ended March 31, 1999 Compared to Three Months ENDED MARCH 31, 1998.

SALES AND GROSS PROFITS

      Sales of concentrates and dore' in the first quarter of 1999 decreased by $2.9 million, or 13.7%, from the first quarter of 1998. The decrease in sales is primarily attributable to lower gold and silver prices and decreased metal sales. In the first quarter of 1999, the Company produced a total of 2,421,832 ounces of silver and 36,760 ounces of gold compared to 2,557,908 ounces of silver and 64,423 ounces of gold in the first quarter of 1998. In the first quarter of 1999, the Company realized average silver and gold prices of $5.16 and $313.08, respectively, compared with realized market prices of $6.41 and $326.63, respectively, in the prior year's first quarter.

      The cost of mine operations in the first quarter of 1999 decreased by $2.0 million, or 10%, from the prior year's comparable quarter. The decrease is primarily due to the decrease in depreciation and depletion at Fachinal and Petorca.

      Gross profit from mining operations in the first quarter of 1999 amounted to $.5 million compared to gross profit from mining operations of $1.4 million in the first quarter of 1998. The $.9 million decrease in gross profit is due to the above mentioned changes in sales and cost of mine operations coupled with lower silver and gold prices realized in the first quarter of 1999.

OTHER INCOME

      Interest and other income in the first quarter of 1999 decreased by $3.4 million, or 68%, compared with the first quarter of 1998. The decrease is due primarily to (i) a $1.2 million decrease in interest and dividend income due to a substantially lower short-term investment balance and (ii) a decrease of $1.3 million in earnings (loss) from unconsolidated subsidiaries attributable to increased productions costs and lower production ounces at the Silver Valley Resources and Yilgarn Star properties

EXPENSES

      Total expenses in the first quarter of 1999 decreased by $54.2 million over the prior year's first quarter. The decrease is primarily due to a write-down of the El Bronce Mine totaling approximately $54.5 million in the first quarter of 1998.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $7.3 million in the first quarter of 1999 compared to a net loss of $58 million in the first quarter of 1998. In the first quarter of 1999, the Company paid dividends of $2.6 million on its Manditorily Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $9.9 million, or $.45 per share, for the first quarter 1999, compared to a loss of $60.6 million, or $2.77 per share, for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at March 31, 1999 was approximately $148.8 million compared to $153.8 million at December 31, 1998. The ratio of current assets to current liabilities was 6.5 to 1.0 at March 31, 1999 compared to 6.0 to 1.0 at December 31, 1998.

      Net cash used in operating activities in the first quarter of 1999 was $2.9 million compared to $10.4 million used in operating activities in the first quarter of 1998, due to increased inventory at Rochester and Fachinal in 1998. Net cash used in investing activities in the first quarter of 1999 was $3.8 million compared to net cash provided by investing activities of $38.3 million in the prior year's comparable period. The increase is primarily due to proceeds received from sales of short-term investments and marketable securities in 1998. Net cash used in financing activities was $2.8 million in the first quarter of 1999 and $2.9 million in 1998. As a result of the above, cash and cash equivalents decreased by $9.5 million in the first quarter of 1999 compared to a $25.0 million increase for the comparable period in 1998.

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

      On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions to dismiss. On October 9, 1998, the Court heard arguments on the question on whether a class should be certified and on December 14, 1998, the Court entered an order certifying a class. In December 1998, the parties to the suit determined that the further conduct of the case would be protracted and expensive and commenced discussions with a view toward settlement of the action. Although the Company continued to deny each of the plaintiffs' claims and allegations, the Company determined it would be in the best interests of the Company to settle the suit and agreed to enter into a Stipulation of Settlement which was filed by the parties with the Court on March 1, 1999. The terms of the proposed settlement provide that (i) the Company's directors and officers liability insurance carrier will pay $7 million to a settlement fund for the benefit of the plaintiffs; and (ii) the plaintiffs will be entitled to 50% of the net proceeds, up to a maximum of $6 million, (after the Company has first recouped its costs and expenses incurred in litigating its above-described lawsuit against Cyprus relating to Golden Cross and after deducting an $8 million reserve against the asserted subrogation claim of the Company's flood insurance carrier) actually received by the Company from its Golden Cross lawsuit against Cyprus. The Stipulation of Settlement contains strong denials of liability by the defendants as well as acknowledgments by the plaintiffs that they were unable to identify significant evidence to support a large portion of their claims. Final consummation of the settlement is subject to Court approval and to dismissal with prejudice of the derivative action described below. The court has given preliminary approval to the settlement and authorized the submission of the settlement terms to the class action shareholders.

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

YEAR 2000 ISSUE

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. As of March 31, 1999, the Company has incurred approximately $170,000 of costs related to the Y2K issue. The Company presently estimates that the remaining projected costs, primarily for professional consulting services, will be less than $125,000.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      All of the Company's long term debt at March 31, 1999 is fixed rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

      The following table summarizes the information at March 31, 1999 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

                                                                                                                  Fair
                                                                                                                  Value
(dollars in thousands)           1999        2000       2001      2002        2003    Thereafter   Total         3/31/99
 -----------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Long Term Debt                                                                                                $145,760
  Fixed Rate                $        -    $     -    $     -    $45,803    $     -     $200,649    $  246,452
  Average Interest Rate          6.686%     6.686%     6.686%     6.766%     6.843%       7.190%

DERIVATIVE FINANCIAL
 INSTRUMENTS
  Gold Put Options
    Sold - AUD                                                                                                  $14,401
      Ounces                    22,500     30,000     30,000     30,000     30,000            -       142,500
      Price Per Ounce       $   604.85    $604.85    $597.00    $597.00    $597.00     $      -

  Gold Call Options
    Purchased - AUD                                                                                             $   994
      Ounces                         -     15,000          -          -          -            -        15,000
      Price Per Ounce       $        -    $545.00    $     -    $     -    $     -     $      -

Amortizing Forward Gold
  Sales                                                                                                         $ 4,839

    Ounces                      30,000     40,000          -          -          -            -        70,000
    Price Per Ounce         $   348.58    $348.58          -          -          -            -

Foreign Currency
  Contracts                                                                                                     $   429
  New Zealand Dollar        $    4.500    $3,600     $     -    $     -    $     -      $     -    $    8,100
  Exchange Rate
    (NZ$ to US$)                 2.084     2.124           -          -          -            -

  Chilean Pesos             $7,102,591         -           -          -          -            -    $7,102,591
  Exchange Rate
    (Peso to US$)              506.604         -           -          -          -            -

PART II.    Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            No. 27  Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            On May 14, 1999, the Company filed a Form 8-K relating to its acquisition of certain ASARCO Inc.'s silver mining assets.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated May 14, 1999                /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated May 14, 1999                /s/GEOFFREY A. BURNS
                                  --------------------
                                  Geoffrey A. Burns
                                  Vice President and
                                  Chief Financial Officer