Form 10-Q
period 1999-06-30
COEUR D ALENE MINES CORP
filed 1999-08-13
CIK 215466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X} NO [ ]
                           -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 21,900,579 shares were issued and outstanding as of August 9, 1999.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            June 30, 1999 and December 31, 1998

            Consolidated Statements of Operations --                      5
            Six Months Ended June 30, 1999 and 1998


            Consolidated Statements of Cash Flows --                      6
            Six Months Ended June 30, 1999 and 1998


            Notes to Consolidated Financial Statements                    7


Item 2.     Management's Discussion and Analysis of                      10
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                  24

PART II.    Other Information                                            27

Item 6.     Exhibits and Reports on Form 8-K                             27


SIGNATURES

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                 June 30,         December 31,
                                                                   1999              1998
                                                                ----------        ------------
ASSETS                                                                 (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                     $ 102,297          $ 127,335
  Short-term investments                                            4,310              1,753
  Receivables                                                       9,919             11,647
  Inventories                                                      49,398             43,675
                                                                ----------         ----------
  TOTAL CURRENT ASSETS                                            165,924            184,410

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                    78,883             79,173
  Less accumulated depreciation                                    39,233             37,304
                                                                ----------         ----------
                                                                   39,650             41,869

MINING PROPERTIES
  Operational mining properties                                    82,527             82,018
  Less accumulated depletion                                       48,827             46,149
                                                                ----------         ----------
                                                                   33,700             35,869
  Developmental properties                                         28,943             25,898
                                                                ----------         ----------
                                                                   62,643             61,767

OTHER ASSETS
  Investments in unconsolidated affiliates                         64,126             66,914
  Notes receivable                                                    312              1,627
  Debt issuance costs, net of accumulated
    amortization                                                    6,043              6,625
  Other                                                             3,073              2,768
                                                                ----------         ----------
                                                                   73,554             77,934
                                                                ----------         ----------
                                                                $ 341,771          $ 365,980
                                                                ==========         ==========

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                 June 30,         December 31,
                                                                   1999              1998
                                                                ----------        ------------
                                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                $   2,729          $   3,512
Accrued liabilities                                                11,284             12,700
Accrued interest payable                                            4,038              5,412
Accrued salaries and wages                                          4,400              5,642
Current portion of remediation costs                                2,081              3,052
Current portion of obligations under
  capital leases                                                      222                255
                                                                ----------         ----------
    TOTAL CURRENT LIABILITIES                                      24,754             30,573

LONG-TERM LIABILITIES
6% subordinated convertible debentures
  due 2002                                                         45,753             45,803
6 3/8% subordinated convertible debentures
  due 2004                                                         93,372             93,372
7 1/4% subordinated convertible debentures
  due 2005                                                        107,277            107,277
Other long-term liabilities                                        13,020             11,888
                                                                ----------         ----------
    TOTAL LONG-TERM LIABILITIES                                   259,422            258,340


SHAREHOLDERS' EQUITY
Mandatory Adjustable Redeemable Convertible
  Securities (MARCS), par value $1.00 per
  share,(a class of preferred stock) -
  authorized 7,500,000 shares, 7,077,833
  issued and outstanding                                            7,078              7,078
Common Stock, par value $1.00 per share-
  authorized 60,000,000 shares, issued 22,959,790
  and 22,957,835 shares in 1998 and 1997
  (including 1,059,211 shares held in treasury)                    22,960             22,958
Capital surplus                                                   373,962            379,180
Accumulated deficit                                              (333,048)          (318,796)

Repurchased and nonvested shares                                  (13,190)           (13,190)
Accumulated other comprehensive loss:
Unrealized losses on short-term
  investments                                                        (167)              (163)
                                                                ----------         ----------
                                                                   57,595             77,067
                                                                ----------         ----------
                                                                $ 341,771          $ 365,980
                                                                ==========         ==========

See notes to consolidated financial statements.

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                       Three Months Ended June 30, 1999
                      and 1998 Six Months Ended June 30,
                                 1999 and 1998

                                                   3 MONTHS ENDED               6 MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                            ---------------------------   --------------------------
                                                1999           1998           1999          1998
                                            ------------   ------------   ------------   -----------
                                                     (In thousands except for per share data)
REVENUES
  Product sales                             $    20,448    $    32,256    $    38,707    $   53,422
  Interest and other                              1,227          2,307          2,312         5,896
                                            ------------   ------------   ------------   -----------
    Total Revenues                               21,675         34,563         41,019        59,318

COSTS AND EXPENSES
  Production                                     14,436         22,348         27,749        33,630
  Depreciation and amortization                   4,951          7,691          9,447        16,223
  Administrative and general                      2,333          2,971          4,801         5,667
  Exploration                                     2,084          2,557          3,947         4,373
  Interest                                        4,138          3,653          8,327         7,468
  Write down of mining properties
   and other                                        631             81            845        54,665
                                            ------------   ------------   ------------   -----------
    Total Cost and Expenses                      28,573         39,301         55,116       122,026
                                            ------------   ------------   ------------   -----------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE TAXES                        (6,898)        (4,738)       (14,097)      (62,708)
  Income tax (benefit) provision                     81            428            155           418
                                            ------------   ------------   ------------   -----------
NET LOSS                                    $    (6,979)   $    (5,166)   $   (14,252)   $  (63,126)
                                            ============   ============   ============   ===========

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                       $    (9,612)   $    (7,799)   $   (19,518)   $  (68,392)
                                            ============   ============   ============   ===========

BASIC AND DILUTED LOSS PER SHARE DATA
  Weighted average number
    of shares of Common Stock
    and equivalents used in
    calculation                                  21,900                21,899            21,899              21,899
                                            ============   ============   ============   ===========

Net Loss per share attributable
  to Common Shareholders                    $     (0.44)            $   (0.36)                            $  (0.89)$   (3.12)
                                            ============   ============   ============   ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
               Three and Six Months Ended June 30, 1999 and 1998

                                                            3 MONTHS ENDED               6 MONTHS ENDED
                                                               JUNE 30                      JUNE 30
                                                     ---------------------------   --------------------------
                                                         1999           1998           1999          1998
                                                     ------------   ------------   ------------   -----------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $    (6,979)   $    (5,166)   $   (14,252)   $  (63,126)
  Add (deduct) noncash items:
  Depreciation, depletion, and amortization                4,951          7,691          9,447        16,223
  Reclamation                                                246            183            525           505
  Other charges                                              986            200          1,281           286
  Writedown of mining properties                                                                      54,506
  Undistributed (earnings) loss of investment
    in unconsolidated subsidiary                              91          1,526            562           680

  Changes in Operating Assets and Liabilities:
    Receivables                                           (1,334)         1,479          2,928         2,038
    Inventories                                           (2,022)         2,279         (5,723)       (8,830)
    Accounts payable and accrued liabilities              (3,172)        (6,815)        (4,914)      (11,257)
                                                     ------------   ------------   ------------   -----------
    NET CASH USED IN OPERATING ACTIVITIES                 (7,233)         1,377        (10,146)       (8,975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                     (1,711)        (6,633)        (3,735)      (17,203)
  Proceeds from sales of short-term investments              608         25,329          1,178        74,623
  Investment in unconsolidated subsidiaries                 (271)          (836)          (296)       (3,143)
  Purchases of property, plant and equipment                (453)        (1,449)          (640)       (2,365)

  Proceeds from sale of assets                               869             68            869         7,667
  Expenditures on operational mining properties           (1,415)          (705)        (1,518)       (1,758)
  Expenditures on developmental properties                (2,238)        (4,720)        (3,859)       (8,098)
  Other                                                     (868)          (311)        (1,326)         (645)
                                                     ------------   ------------   ------------   -----------

    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                (5,479)        10,743         (9,327)       49,078

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of long-term debt                                           (3,610)                      (3,610)
  Payment of cash dividends                               (2,633)        (2,633)        (5,266)       (5,266)
  Other                                                     (162)          (123)          (299)         (434)
                                                     ------------   ------------   ------------   -----------
NET CASH USED IN FINANCING ACTIVITIES                     (2,795)        (6,366)        (5,565)       (9,310)
                                                     ------------   ------------   ------------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (15,507)         5,754        (25,038)       30,793
Cash and cash equivalents at beginning
  of year                                                117,804        139,243        127,335       114,204
                                                     ------------   ------------   ------------   -----------
Cash and cash equivalents at June 30, 1999           $   102,297    $   144,997    $   102,297    $  144,997
                                                     ============   ============   ============   ===========

See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B:     Inventories

      Inventories are comprised of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   1999              1998
                                               ------------       ------------
              (In Thousands)
      In process and on leach pads             $  40,688           $  36,166
      Concentrate and dore' inventory              5,101               3,968
      Supplies                                     3,609               3,541
                                               ----------          ----------
                                               $  49,398           $  43,675
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

NOTE C:     Income Taxes

      The Company has reviewed its net deferred tax asset for the six-month period ended June 30, 1999, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

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

      The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Golden Cross, Fachinal, and Petorca (previously named El Bronce) mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), the Kensington development property, and the Company's exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The Other segment includes earnings (loss) from unconsolidated subsidiaries accounted for by the equity method such as the Company's 50% interest in Silver Valley Resources Corporation, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Coeur d'Alene Mines Corporation                              (In Thousands)
  Segment Reporting
                             Rochester    Golden                             Coeur
                                          Cross     Fachinal    Petorca    Australia   Kensington   Exploration   Other    Total
                             ------------------------------------------------------------------------------------------------------
June 30, 1999

Net sales and revenues
  to external customers      $   (139)         -    $  4,851    $ 5,330    $  4,696            -    $ (1,124)    $ 27,406  $ 41,020
Intersegment net sales
  and revenues                 24,657          -           -          -           -            -           -      (24,657)        -
                             ------------------------------------------------------------------------------------------------------
Total net sales and
  revenues
                             $ 24,518          -    $  4,851    $  5,330   $  4,696            -    $ (1,124)    $  2,749  $ 41,020
                             ======================================================================================================
Profit (loss)                $  9,578          -    $ (2,357)   $ 1,034    $    (437)  $       -    $ (4,237)    $    487  $  4,068
Segment assets(A)            $ 87,164    $ 4,945    $ 31,986    $ 2,298    $     598   $  25,864    $  1,249     $  7,508  $161,610

June 30, 1998

Net sales and revenues
  to external customers      $     73    $     -    $  8,671    $ 6,382    $   7,963   $       -    $   (303)    $ 36,532  $ 59,318
Intersegment net sales
  and revenues                 31,113          -           -          -            -           -           -      (31,113)        -
                             ------------------------------------------------------------------------------------------------------
Total net sales and
  revenues                   $ 31,186    $     -    $  8,671    $ 6,382    $  7,963            -    $   (303)    $  5,418  $ 59,318
                             ======================================================================================================
Profit (loss)                $ 19,682          -    $ (1,509)   $(2,112)   $    697            -    $ (3,645)    $  2,692  $ 15,805
Segment assets(A)            $ 79,779    $ 9,229    $ 77,800    $ 2,582    $    367    $ 134,435    $  1,588     $  8,531  $314,310

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.




Coeur d'Alene Mines Corporation
 Segment Reporting                                      Six Months Ended June 30,
 (In Thousands)                                             1999          1998
                                                        ------------------------
PROFIT (LOSS)
  Total profit or loss for reportable
    segments                                            $   4,068        15,805
  Depreciation expense                                     (9,838)      (16,539)
  Interest expense                                         (8,327)       (7,468)
  Writedown of mining properties                                -       (54,506)
                                                        ------------------------
      Loss before income taxes                          $ (14,097)    $ (62,708)
                                                        ========================

                                                          June 30,      June 30,
ASSETS                                                      1999          1998
                                                        ------------------------
  Total assets for reportable segments                  $ 161,610     $ 314,310
  Cash and cash equivalents                               102,297       145,397
  Short-term investments                                    4,310        41,025
  Other assets                                             73,554        82,169
                                                        ------------------------
      Total consolidated assets                         $ 341,771       582,901
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

      The Company also has significant interests in other companies that operate gold and silver mines. The Company owns 50% of Silver Valley Resources Corporation ("Silver Valley"), which owns and operates the Coeur Mine (where operations resumed in June 1996 and continued until April 1998) and the Galena Mine (where operations resumed in May 1997) in the Coeur d'Alene Mining District of Idaho. The Company also owns 50% of Gasgoyne Gold Mines NL, an Australian gold mining company, ("Gasgoyne") that owns 50% of the Yilgarn Star gold mine in Australia.

      The market price of gold has declined to levels that are the lowest since 1985. The average price of gold in the second quarter of 1999 was $273.46 per ounce. The market price of silver (Handy & Harman) and gold (London Final) on August 9, 1999 were $5.38 per ounce and $256.50 per ounce, respectively. If the current gold price continues, the Company will need to reduce production costs and/or expand minable ore reserves at its Fachinal Mine in Chile to operate the mine profitably. Alternatively, if such prices continue, the Company may elect to place the mine on temporary standby to conserve ore reserves until gold prices increase.

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

      The Company's business plan is to continue to acquire competitive, low-cost mining properties and/or businesses that are operational or expected to become operational in the near future so that they can reasonably be expected to contribute to the Company's near-term cash flow from operations and expand the Company's silver production.

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

      As announced by the Company on August 2, 1999, the firm of Ernst & Young ceased to serve as the Company's independent accountants on July 27, 1999. The Company expects to engage a new independent accounting firm in the near future.

      The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three- and six-month periods ended June 30, 1999 and 1998:

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1999           1998           1999          1998
                                            ------------   ------------   ------------   -----------
ROCHESTER MINE
  Gold ozs.                                     16,518         20,453         32,824         45,647
  Silver ozs.                                1,355,955      1,658,257      3,020,018      3,241,216
  Cash Costs per oz./silver                      $4.02          $4.26          $4.26          $4.37
  Full Costs per oz./silver                      $4.94          $4.86          $5.15          $4.38

GALENA MINE
  Silver ozs.                                  411,542        385,313        871,007        764,923
  Cash Costs per oz./silver                      $5.07          $4.45          $4.77          $4.45
  Full Costs per oz./silver                      $6.26          $5.52          $5.90          $5.52

COEUR MINE
  Silver ozs.                                      N/A         51,298            N/A        130,633
  Cash Costs per oz./silver                        N/A          $6.13            N/A          $5.34
  Full Costs per oz./silver                        N/A          $7.19                         $6.37

YILGARN STAR MINE
  Gold ozs.                                      7,377         11,175         13,554         23,744
  Cash Costs per oz./gold                      $314.46        $242.66        $301.75        $222.29
  Full Costs per oz./gold                      $536.59        $437.97        $494.20        $415.42

FACHINAL MINE
  Gold ozs.                                      6,911          6,837         13,584         13,804
  Silver ozs.                                  314,618        389,494        601,783        857,914
  Cash Costs per oz./gold                      $266.35        $306.82        $299.61        $316.71
  Full Costs per oz./gold                      $320.14        $517.77        $362.36        $514.12

PETORCA MINE
  Gold ozs.                                      7,790         10,862         15,395         23,582
  Silver ozs.                                   15,478         23,481         26,617         47,309
  Cash Costs per oz./gold                      $263.63        $428.57        $264.83        $346.89
  Full Costs per oz./gold                      $263.63        $491.96        $264.83        $409.06

GOLDEN CROSS MINE
  Gold ozs.                                        N/A          6,945            N/A         38,682
  Silver ozs.                                      N/A         22,124            N/A        144,123
  Cash Costs per oz./gold                          N/A        $195.14            N/A        $271.22
  Full Costs per oz./gold                          N/A        $195.14            N/A        $319.80

CONSOLIDATED TOTALS
  Gold ozs.                                     38,596         56,272         75,357        134,016
  Silver ozs.                                2,097,593      2,529,967      4,519,425      5,258,855

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      For the quarter ended June 30, 1999, the mine produced 1,355,955 ounces of silver and 16,518 ounces of gold compared to 1,658,257 ounces of silver and 20,453 ounces of gold produced in the second quarter of 1998. The decrease in the gold production was primarily a result of lower gold grade. In the second quarter of 1999, cash costs were $4.02 per silver equivalent ounce compared to $4.26 per silver equivalent ounce in the second quarter of 1998. Depreciation and depletion was $.72 and the reclamation reserve was $.20 per ounce for a total cost of $4.94 per ounce.

      Coeur Rochester has purchased the mineral rights of the Nevada Packard property adjacent to the Rochester Mine, in Nevada, for a sum of $2,070,800, consisting of $1.4 million in cash and 155,638 shares of common stock of Coeur equal in value to $670,800. The total acquisition will add 6.5 million tons of ore containing 8.5 million ounces of silver and 17,000 ounces of gold. This results in an acquisition cost of approximately $.22 per equivalent contained ounce. The estimated production cost estimated to mine the Nevada Packard area is approximately $3.47 per equivalent silver ounce. Acquisition of the Nevada Packard property is expected to enhance Rochester's production by approximately 5.4 million equivalent ounces over the period 2001-2004.

SILVER VALLEY RESOURCES

      Silver Valley Resources is the operator of the Coeur unit and Galena mines. Silver Valley Resources discontinued operations at the Coeur unit in July 1998 and has concentrated its efforts on the Galena mine. Silver Valley Resources produced 411,542 ounces of silver in the second quarter of 1999 compared to 436,611 ounces of silver produced in the second quarter of 1998. The second quarter consolidated cash cost of production per ounce of silver produced at Silver Valley Resources was $5.07 compared to $4.65 in the prior year's second quarter. Depreciation and reclamation in the second quarter of 1999 was $.99 per ounce for a full cost of $6.26 per ounce compared to $5.71 per ounce for the second quarter of 1998.

YILGARN STAR MINE

      Coeur's share of production for the second quarter of 1999 from the Yilgarn Star Mine amounted to 7,377 ounces of gold compared to 11,175 ounces of gold for the second quarter of 1998. Cash cost of production amounted to $314.46 per ounce compared to $242.66 per ounce during the same period of

1998. Noncash costs were $222.13 per ounce for a full cost of $536.59 per ounce in the second quarter of 1999 compared to $437.97 per ounce reported in the same period of 1998. The increase is primarily due to ground control problems and flooding that occurred due to heavy rainfall, forcing the operation to mine ore that had lower grade than anticipated.

FACHINAL MINE

      Fachinal produced 314,618 ounces of silver and 6,911 ounces of gold in the second quarter of 1999 compared with 389,494 ounces of silver and 6,837 ounces of gold in the second quarter of 1998. Cash costs, including smelting and refining, were $266.35 per gold equivalent ounce compared to $306.82 in the second quarter of 1998. Depreciation was $46 per equivalent gold ounce and the reserve for reclamation was $7.79 per equivalent gold ounce for a full cost of $320.14 per equivalent gold ounce in the second quarter of 1999. This compares with a full cost for the second quarter of 1998 of $517.77 per equivalent gold ounce. The lower full cost was due to the reduction of the carrying amount associated with the write-down taken in the fourth quarter of 1998.

PETORCA

      In the second quarter of 1999, the mine produced 7,790 ounces of gold compared to 10,862 ounces reported in the second quarter of 1998. Cash costs in the second quarter of 1999 were $428.57 per ounce compared to $263.63 per ounce in the second quarter of 1998. The decreased costs were primarily due to operating efficiencies and improvements gained in the mining process during 1998.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

      Product sales in the second quarter of 1999 decreased by $11.8 million, or 36.6%, from the second quarter of 1998. The decrease in sales is primarily attributable to lower gold and silver prices and decreased production at the company's operations. In the second quarter of 1999, the Company produced a total of 2,097,593 ounces of silver and 38,596 ounces of gold compared to 2,529,967 ounces of silver and 56,272 ounces of gold in the second quarter of 1998. In the second quarter of 1999, the Company realized average silver and gold prices of $5.14 and $321.65, respectively, compared with realized average prices of $5.84 and $315.61, respectively, in the prior year's second quarter. The decreases in the ounces of silver and gold produced during the second quarter of 1999 are primarily attributable to (i) a reduction in the gold grade at the Rochester Mine, (ii) the discontinuation of operations at the Coeur Mine in July 1998, (iii) the mining of lower-than-anticipated grade of gold at the Yilgarn Star Mine due to ground control problems and flooding resulting from heavy rainfall, (iv) the discontinuation of operations at the Golden Cross Mine in April 1998 and (v) a planned reduction in production at the Petorca Mine.

COSTS AND EXPENSES

      Production costs in the second quarter of 1999 decreased by $7.9 million, or 35.4%, from the second quarter of 1998. The decrease in production costs is primarily a result of the lower production discussed above.

      Depreciation and amortization decreased in the second quarter of 1999 by $2.7 million, or 35.6%, from the prior year's second quarter, primarily due to the decreased depreciation and depletion from the Petorca Mine after it was written off in the first quarter of 1998.

      Administrative and general expenses decreased $638,000 in the second quarter of 1999 compared to 1998, due to cost savings plans initiated at the corporate office.

      Writedown of mining properties and other costs and expenses increased in the second quarter of 1999 by $550,000 from the second quarter of 1998 due to company-wide severance payouts for reduction in workforce and due to increased legal expenses incurred in the Company's lawsuit against Cyprus Amax Minerals Company.

      Interest and other income in the second quarter of 1999 decreased by $1.1 million, or 46.8%, compared with the second quarter of 1998. The decrease is due primarily to a $1.2 million decrease in interest and dividend income due to a substantially lower short-term investment balance.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $7.0 million in the second quarter of 1999 compared to a net loss of $5.2 million in the second quarter of 1998. In the second quarter of 1999, the Company paid dividends of $2.6 million on its Manditorily Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $9.6 million, or $.44 per share, for the second quarter 1999, compared to a loss of $7.8 million, or $.36 per share, for the second quarter of 1998.

      SIX MONTHS  ENDED JUNE 30, 1999  COMPARED  TO SIX MONTHS  ENDED JUNE 30,
      1998

REVENUES

      Product sales for the six months ended June 30, 1999 decreased by $14.7 million, or 27.5%, from the second quarter of 1998. The decrease in sales is primarily attributable to lower gold and silver prices and decreased production at the company's operations. For the six months ended June 30, 1999, the Company produced a total of 4,519,425 ounces of silver and 75,357 ounces of gold compared to 5,258,855 ounces of silver and 134,016 ounces of gold in the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company realized average silver and gold prices of $5.16 and $317.40, respectively, compared with realized average prices of $5.97 and $320.47, respectively, in the prior year.

      Interest and other income for the six months ended June 30, 1999 decreased by $3.6 million, or 60.8%, compared with the second quarter of 1998. The decrease is due primarily to a $2.6 million decrease in interest and dividend income due to a substantially lower short-term investment balance, and $1.2 million of income recorded in 1998 due to early closure of forward sale contracts.

      The decreases in the ounces of silver and gold produced during the six months ended June 30, 1999 are primarily attributable to (i) a reduction in the gold grade at the Rochester Mine, (ii) the discontinuation of operations at the Coeur Mine in July 1998, (iii) the mining of lower-than-anticipated grade of gold at the Yilgarn Star Mine due to ground control problems and flooding resulting from heavy rainfall, (iv) the discontinuation of operations at the Golden Cross Mine in April 1998 and (v) a planned reduction in production at the Petorca Mine.

COSTS AND EXPENSES

      Production costs decreased in the six months ended June 30, 1999 by $5.9 million, or 17.5%, from the six months ended June 30, 1998. The decrease was primarily due to the decrease in production at several of the operations as discussed above.

      Depreciation and amortization decreased in the six months ended June 30, 1999 by $6.8 million, or 41.8%, from the prior six months ended June 30, 1998, primarily due to the decreased depreciation and depletion from the Petorca mine after it was written off in the first quarter of 1998.

      Administrative and general expenses decreased $866,000 in the six months ended June 30, 1999 compared to the same period in 1998 due to a cost savings plan initiated at the corporate office.

      Writedown of mining properties and other costs and expenses decreased in the six months ended June 30, 1999 due to the writedown of the Petorca Mine of $54.5 million during the first quarter of 1998, offset by a Company-wide severance payout for reduction in workforce of $.3 million and due to increased legal expenses incurred in the Company's lawsuit against Cyprus of $.2 million in the first half of 1999.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $14.3 million for the six months ended June 30, 1999 compared to a net loss of $63.1 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company paid dividends of $5.3 million on its Manditorily Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $19.5 million, or $.89 per share, for the six months ended June 30, 1999, compared to a loss of $68.4 million, or $3.12 per share, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at June 30, 1999 was approximately $141.2 million compared to $153.8 million at December 31, 1998. The ratio of current assets to current liabilities was 6.7 to 1.0 at June 30, 1999 compared to 6.0 to 1.0 at December 31, 1998.

      Net cash used in operating activities in the six months ended June 30, 1999 was $10.1 million compared to $9.0 million in the six months ended June 30, 1998. The decrease is due to lower metal prices received and lower production in the first half of 1999 compared to the same period in 1998. Net cash used in investing activities in the 1999 period was $9.3 million compared to net cash provided by investing activities of $49.1 million in the prior year's comparable period. The cash provided in the 1998 period was attributable to proceeds received from sales of short-term investments and marketable securities in the first half of 1998. Net cash used in financing activities was $5.6 million in the first half of 1999 and $9.3 million in the first half of 1998. As a result of the above, cash and cash equivalents decreased by $25.0 million in the first half of 1999 compared to a $30.8 million increase for the comparable period in 1998.

      PROPOSED ACQUISITION OF SILVER PROPERTIES FROM ASARCO INCORPORATED

      On May 13, 1999, the Company and ASARCO Incorporated ("ASARCO") entered into an agreement providing for the Company's acquisition of most of ASARCO's silver mining assets in exchange for the issuance of 7.125 million shares of the Company's Common Stock. Consummation of the transaction is subject to approval by the Company's shareholders and certain other conditions. The silver mining assets involved include ASARCO's 50% interest in Silver Valley Resources Corporation; ASARCO's wholly-owned subsidiary, Empress Minera Manquiri S.R.L., an early stage silver development property in Bolivia; 1.5 million shares, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia and warrants for an additional 500,000 shares; and a 100% interest in NPMC, Inc., which owns a 20% net profits interest in the Quiruvilca Silver Mine in Peru operated by Pan American Silver Corporation. If the Company's acquisition of ASARCO's silver mining assets is consummated, ASARCO will be entitled to nominate two directors to the Company's Board of Directors. The Company's shareholders will vote on the proposed acquisition at the annual meeting to be held on September 8, 1999.

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

      GOLDEN CROSS LAWSUIT

      On July 15,  1996,  the Company  filed a complaint  against  Cyprus Amax
Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. The Company's lawsuit seeks recession and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. Trial has been scheduled for October 18, 1999 in Coeur d'Alene, Idaho. On February 3, 1999, the Company filed a second amended complaint which specifies damages in the amount of approximately $54 million together with pre-judgement and post-judgement interest as well as unspecified costs incurred resulting from the violations of law alleged. Cyprus filed, on February 17, 1999, a motion to vacate the trial date and a motion to dismiss the second amended complaint. On July 12, 1999, the Court entered an order denying the motion to dismiss and the motion to vacate the trial date. No assurances can be given at this stage of the action as to its ultimate outcome.

      CLASS ACTION SECURITIES LAWSUIT

      On July 2, 1997, a suit was filed by purchasers of the Company's Common Stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the law suit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997, an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts.

      On April 16, 1998, the Court entered an order dismissing the auditors from the suit and denying the Company's and the individual defendants' motions to dismiss. On October 9, 1998, the Court heard arguments on the question on whether a class should be certified and on December 14, 1998, the Court entered an order certifying a class. In December 1998, the parties to the suit determined that the further conduct of the case would be protracted and expensive and commenced discussions with a view toward settlement of the action. Although the Company continued to deny each of the plaintiffs' claims and allegations, the Company determined it would be in the best interests of the Company to settle the suit and agreed to enter into a Stipulation of Settlement which was filed by the parties with the Court on March 1, 1999. The terms of the proposed settlement provide that (i) the Company's directors and officers liability insurance carrier will pay $7 million to a settlement fund for the benefit of the plaintiffs; and (ii) the plaintiffs will be entitled to 50% of the net proceeds, up to a maximum of $6 million, (after the Company has first recouped its costs and expenses incurred in litigating its above-described lawsuit against Cyprus relating to Golden Cross and after deducting an $8 million reserve against the asserted subrogation claim of the Company's flood insurance carrier) actually received by the Company from its Golden Cross lawsuit against Cyprus. The Stipulation of Settlement contains strong denials of liability by the defendants as well as acknowledgments by the plaintiffs that they were unable to identify significant evidence to support a large portion of their claims. Final consummation of the settlement is subject to Court approval and to dismissal with prejudice of the derivative action described below. On July 15, 1999, the Court gave final approval to the settlement and authorized the submission of the settlement terms to the class action shareholders.

      DERIVATIVE ACTION

      On or about August 17, 1998, a purported derivative action was filed on behalf of the Company against Dennis E. Wheeler, James A. Sabala, James J. Curran, Joseph C. Bennett, James A. McClure, Cecil D. Andrus and Duane B. Hagadone in Federal District Court for the District of Idaho. The complaint alleged that the defendant officers and directors breached their fiduciary duties by authorizing the Company to purchase the Golden Cross Mine in New Zealand in 1993 and by allegedly causing or permitting the Company to make statements that the plaintiffs in the class action securities lawsuit described above claim were false or misleading during the period from January 1, 1995 through July 11, 1996. The plaintiff sought unspecified damages on behalf of the Company. On September 9, 1998, the plaintiff voluntarily dismissed the lawsuit without prejudice in light of Idaho Code Sec. 30-1-742, which requires a demand to be served on a company at least 90 days prior to the filing of a derivative action. On September 25, 1998, the plaintiff sent a letter to the Company's Board of Directors demanding that the Company, among other things, commence all reasonable steps to settle the class action securities lawsuit described above, and pursue claims against any officers, directors or third-party professionals who may have known about the potential problems with the Golden Cross Mine before the Company purchased an interest in it. The Board appointed a Special Committee of directors to respond to that demand. On March 9, 1999, the Special Committee recommended that the demand be rejected. The action previously dismissed without prejudice has been dismissed with prejudice.

YEAR 2000 ISSUE

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. As of June 30, 1999, the Company has incurred approximately $190,000 of costs related to the Y2K issue. The Company presently estimates that the remaining projected costs, primarily for professional consulting services, will be less than $100,000.

      The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by the year ended December 31, 1999. The program is divided into three major components:
(1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially-developed software, the majority of which is regularly upgraded through existing maintenance contracts. Parts (1), (2) and (3) of the Year 2000 program are currently underway. Part (1), identification and review of non-compliant accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues. Software vendors have made Year 2000 compliant software revisions available, which the Company is installing under maintenance agreements. The Company estimates that approximately 65% of its IT systems and approximately 3% of its non-IT systems have completed Part (2). Parts (1) and (2) of the process are scheduled to be completed in the Company's third quarter ended September 30, 1999. Part (3), testing currently continues and is scheduled to finish in October 1999.

      The Company began contacting key suppliers and business partners about the Year 2000 issue during the third quarter of 1998 and continues to survey these parties. While no assurance can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company, to date, has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the issue.

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

      All of the Company's long term debt at June 30, 1999 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

      The following table summarizes the information at June 30, 1999 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

                                                                                                                  Fair
                                                                                                                  Value
(dollars in thousands)           1999        2000       2001      2002        2003    Thereafter   Total         3/31/99
 -----------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Long Term Debt                                                                                                $151,897
  Fixed Rate                $        -    $     -    $     -    $45,753    $     -     $200,649    $  246,402
  Average Interest Rate          6.686%     6.686%     6.686%     6.766%     6.843%       7.190%

DERIVATIVE FINANCIAL
INSTRUMENTS
  Gold Put Options
    Sold - AUD                                                                                                  $ 18,798
      Ounces                    15,000     30,000     30,000     30,000     30,000            -       135,500
      Price Per Ounce       $   604.85    $604.85    $597.00    $597.00    $597.00     $      -

  Gold Call Options
    Purchased - AUD                                                                                             $    224
      Ounces                    20,000     36,000          -          -          -            -        56,000
      Price Per Ounce       $   265.00    $265.00    $     -    $     -    $     -     $      -

Amortizing Forward Gold
  Sales                                                                                                         $  5,255
    Ounces                      20,000     40,000          -          -          -            -        60,000
    Price Per Ounce         $   348.58    $348.58          -          -          -            -

Foreign Currency
  Contracts                                                                                                     $    371
  New Zealand Dollar        $    3,000    $ 3,600    $     -    $     -    $     -     $      -    $    6,600
  Exchange Rate
    (NZ$ to US$)                 2.095      2.124          -          -          -            -

  Chilean Pesos             $4,723,573          -          -          -          -            -     4,723,573       (174)
  Exchange Rate
    (Peso to US$)              509.006          -          -          -          -            -

PART II.    Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            No. 27 Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            On May 14, 1999, the Company filed a Form 8-K relating to its proposed acquisition of certain ASARCO Inc.'s silver mining assets.

            On August 2, 1999, the Company filed a Form 8-K reporting that the firm of Ernst & Young ceased to serve as the Company's independent accountants on July 27, 1999.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated August 13, 1999             /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated August 13, 1999             /s/GEOFFREY A. BURNS
                                  --------------------
                                  Geoffrey A. Burns
                                  Vice President and
                                  Chief Financial Officer