Form 10-Q
period 1999-09-30
COEUR D ALENE MINES CORP
filed 1999-11-15
CIK 215466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission File Number: 1-8641
                                                 ------
                         COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified on its charter)

            IDAHO                                       82-0109423
-------------------------------               ------------------------------
(State or other jurisdiction of               (I.R.S. Employer Ident. No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                     83816-0316
---------------------------------                    -------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code:(208) 667-3511

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                            -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 29,181,217 shares were issued and outstanding as of November 5, 1999.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                   3
           September 30, 1999 and December 31, 1998

           Consolidated Statements of Operations --                         5
           Nine Months Ended September 30, 1999 and 1998

           Consolidated Statements of Cash Flows --                         6
           Nine Months Ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of                         14
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of
           Market Risk                                                     26

PART II.   Other Information

Item 1.    Legal Proceedings                                               29

Item 4.    Submission of Matters to a Vote of Security Holders             29

Item 5.    Other Information                                               31

Item 6.    Exhibits and Reports on Form 8-K                                32


SIGNATURES

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                               September 30,  December 31,
                                                    1999          1998
                                               -------------  ------------
ASSETS                                                (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                      $102,660       $127,335
  Short-term investments                           22,847          1,753
  Receivables                                      19,836         11,647
  Inventories                                      54,685         43,675
                                                 --------       --------
  TOTAL CURRENT ASSETS                            200,028        184,410

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                   102,855         79,173
  Less accumulated depreciation                    58,132         37,304
                                                 --------       --------
                                                   44,723         41,869

MINING PROPERTIES
  Operational mining properties                   106,099         82,018
  Less accumulated depletion                       60,650         46,149
                                                 --------       --------
                                                   45,449         35,869
  Developmental properties                         49,074         25,898
                                                 --------       --------
                                                   94,523         61,767

OTHER ASSETS
  Investments in unconsolidated affiliates         46,006         66,914
  Notes receivable                                    349          1,627
  Debt issuance costs, net of accumulated
    amortization                                    5,696          6,625
  Other                                             3,113          2,768
                                                 --------       --------
                                                   55,164         77,934
                                                 --------       --------
                                                 $394,438       $365,980
                                                 ========       ========

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                    September 30,    December 31,
                                                         1999             1998
                                                    -------------    ------------
                                                            (In Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                     $  2,690        $   3,512
 Accrued liabilities                                    18,525           12,700
 Accrued interest payable                                5,112            5,412
 Accrued salaries and wages                              4,703            5,642
 Current portion of remediation costs                    1,316            3,052
 Current portion of obligations under
       capital leases                                      115              255
                                                     ---------        ---------
                   TOTAL CURRENT LIABILITIES            32,461           30,573

LONG-TERM LIABILITIES
 6% subordinated convertible debentures
  due 2002                                              39,506           45,803
 6 3/8% subordinated convertible debentures
  due 2004                                              93,372           93,372
 7 1/4% subordinated convertible debentures
    due 2005                                           107,277          107,277
 Other long-term liabilities                            24,347           11,888
                                                     ---------        ---------
                   TOTAL LONG-TERM LIABILITIES         264,502          258,340

SHAREHOLDERS' EQUITY
 Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
    share,(a class of preferred stock) -
    authorized 7,500,000 shares, 7,077,833
    issued and outstanding                               7,078            7,078
 Common Stock, par value $1.00 per share-
    authorized 125,000,000 shares,
    issued 30,240,428 and 22,957,835 shares
    in 1999 and 1998 (including 1,059,211
    shares held in treasury)                            30,240           22,958
 Capital surplus                                       393,664          379,180
 Accumulated deficit                                  (323,438)        (318,796)

 Repurchased and nonvested shares                      (13,190)         (13,190)
 Accumulated other comprehensive loss:
 Unrealized gain (loss) on short-term
   investments                                           3,121             (163)
                                                     ---------        ---------

                                                        97,475           77,067
                                                     ---------        ---------
                                                     $ 394,438        $ 365,980
                                                     =========        =========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                  3 MONTHS ENDED                  9 MONTHS ENDED
                                                   SEPTEMBER 30                     SEPTEMBER 30
                                           ----------------------------     -----------------------------
                                               1999             1998             1999             1998
                                            ---------        ---------        ---------        ---------
                                                         (In thousands except for per share data)
REVENUES
 Product sales                              $  21,986        $  23,890        $  60,693        $  77,312
 Interest and other                            16,453            1,966           18,765            7,862
                                            ---------        ---------        ---------        ---------
      Total Revenues                           38,439           25,856           79,458           85,174

COSTS AND EXPENSES
 Production                                    16,216           17,200           43,965           50,651
 Depreciation and amortization                  3,862            6,204           13,309           22,427
 Administrative and general                     2,648            3,133            7,449            8,980
 Exploration                                    1,492            2,261            5,439            6,633
 Interest                                       4,079            3,219           12,406           10,687
 Write down of mining properties
  and other                                     3,030              126            3,875           54,791
                                            ---------        ---------        ---------        ---------
      Total Cost and Expenses                  31,327           32,143           86,443          154,169
                                            ---------        ---------        ---------        ---------

NET LOSS FROM CONTINUING
      OPERATIONS BEFORE TAXES AND
      EXTRAORDINARY ITEM                        7,112           (6,287)          (6,985)         (68,995)
      Income tax provision                         92               79              247              497
                                            ---------        ---------        ---------        ---------
      Income (loss) before
        extraordinary item                      7,020           (6,366)          (7,232)         (69,492)
      Extraordinary item - early
        retirement of debt
        (net of taxes)                          2,590            6,345            2,590            6,345
                                            ---------        ---------        ---------        ---------
NET INCOME (LOSS)                               9,610              (21)          (4,642)         (63,147)
      Unrealized holding gain
        on securities                           3,288               14            3,284            1,712
                                            ---------        ---------        ---------        ---------
COMPREHENSIVE INCOME (LOSS)                 $  12,898        $      (7)       $  (1,358)       $ (61,435)
                                            =========        =========        =========        =========

NET INCOME (LOSS)                           $   9,610        $     (21)       $  (4,642)       $ (63,147)
    Preferred stock dividends                  (2,633)          (2,633)          (7,899)          (7,899)
                                            ---------        ---------        ---------        ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                       $   6,977        $  (2,654)       $ (12,541)       $ (71,046)
                                            =========        =========        =========        =========

BASIC AND DILUTED EARNINGS PER SHARE:
      Weighted average number
      of shares of Common Stock                23,987           21,899           22,502           21,899
                                            =========        =========        =========        =========

      Income (loss) before
      extraordinary item                     $    .18        $    (.41)       $    (.67)       $   (3.53)
      Extraordinary item - early
      retirement   of debt
      (net of taxes)                              .11              .29              .11              .29
                                            ---------        ---------        ---------        ---------
      Net income (loss) per share
      attributable to common                $     .29        $    (.12)       $    (.56)       $   (3.24)
                                            =========        =========        =========        =========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                              3 MONTHS ENDED                              9 MONTHS ENDED
                                                               SEPTEMBER 30                                SEPTEMBER 30
                                                       -----------------------------           -------------------------------------
                                                           1999              1998                   1999                     1998
                                                       -----------      ------------           -------------            ------------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                  $   9,610        $     (21)              $  (4,642)               $ (63,147)

    Add (deduct) noncash items:
    Depreciation, depletion, and amortization              3,862            6,204                  13,309                   22,427
    Reclamation                                              306              270                     831                      775
    Gain on early rement of debt (net of tax)             (2,590)          (6,345)                 (2,590)                  (6,345)
    Other charges                                           (327)           1,096                     954                    1,382
    Writedown of mining properties                         2,492                                    2,492                   54,506
    Undistributed (earnings) loss of investment
      in unconsolidated subsidiary                           189              565                     751                    1,245
    Unrealized loss on written call options                5,826                                    5,826

    Changes in Operating Assets and Liabilities:
      Receivables                                         (6,026)          (1,319)                 (3,098)                     719
      Inventories                                         (2,570)          (2,005)                 (8,293)                 (10,835)
      Accounts payable and accrued liabilities             4,244              129                    (670)                 (11,128)
                                                       ---------        ---------               ---------                ---------
        NET CASH PROVIDED FROM (USED IN)
        OPERATING ACTIVITIES                              15,016           (1,426)                  4,870                  (10,401)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                     (9,359)                                 (13,094)                 (17,203)
  Proceeds from sales of short-term investments            1,866           27,548                   3,044                  102,171
  Investment in unconsolidated subsidiaries                  492           (1,448)                    196                   (4,591)
  Purchases of property, plant and equipment                (193)            (543)                   (833)                  (2,908)
  Proceeds from sale of assets                                86              852                     955                    8,519
  Expenditures on operational mining properties           (1,800)            (796)                 (3,318)                  (2,554)
  Expenditures on developmental properties                (3,639)          (5,606)                 (7,498)                 (13,704)
  Other                                                    2,324             (143)                    998                     (788)
                                                       ---------        ---------               ---------                ---------
           NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                      (10,223)          19,864                 (19,550)                  68,942

CASH FLOWS FROM FINANCING ACTIVITIES
    Retirement of long-term debt                          (1,624)         (19,569)                 (1,624)                 (23,179)
    Payment of cash dividends                             (2,633)          (2,633)                 (7,899)                  (7,899)
    Other                                                   (173)            (274)                   (472)                    (708)
                                                       ---------        ---------               ---------                ---------
           NET CASH USED IN FINANCING ACTIVITIES          (4,430)         (22,476)                 (9,995)                 (31,786)
                                                       ---------        ---------               ---------                ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             363           (4,038)                (24,675)                  26,755
Cash and cash equivalents at beginning
    of period                                            102,297          144,997                 127,335                  114,204
                                                       ---------        ---------               ---------                ---------
Cash and cash equivalents at September 30, 1999        $ 102,660        $ 140,959               $ 102,660                $ 140,959
                                                       =========        =========               =========                =========

See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE A: Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE B: Inventories

     Inventories are comprised of the following:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1999           1998
                                    ------------   ------------
                                          (In Thousands)
  In process and on leach pads        $42,012       $36,166
  Concentrate and dore' inventory       7,871         3,968
  Supplies                              4,802         3,541
                                      -------       -------
                                      $54,685       $43,675
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

NOTE C: Income Taxes

     The Company has reviewed its net deferred tax asset for the nine-month period ended September 30, 1999, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE D: Acquisitions

     Purchase of Asarco Silver Assets

     On September 8, 1999, the Company completed the acquisition of silver assets from Asarco Incorporated ("Asarco"). The purchase price for the silver assets from Asarco was approximately $29.8 million and consisted of 7.125 million shares of Coeur common stock valued at $4.06 per share, and includes approximately $.9 million of acquisition costs. The silver assets acquired consist of Asarco's (i) 50% interest in Silver Valley Resources Corporation ("SVR"); (ii) 100% interest in Empressa Minera Manquiri S.R.L., or any successor ("Manquiri"); (iii) 1.5 million shares of common stock and 500,000 share purchase warrants of Pan American Silver Corporation; and (iv) 100% interest in Northern Peru Mining Company Inc. ("NPMC"). This acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. The carrying values of assets and liabilities other than the mining properties and long-term intangibles have been estimated to approximate fair market value.

     Supplemental pro forma consolidated financial information for Coeur that includes the silver assets purchased is presented for the three-month and nine-month periods ending September 30, 1999 and 1998 as if the silver assets were acquired at the beginning of each of the periods.

                                                3 MONTHS ENDED                    9 MONTHS ENDED
                                                 SEPTEMBER 30                      SEPTEMBER 30
                                           --------------------------       ----------------------------
                                              1999            1998             1999              1998
                                           ---------       ---------        ---------        ---------
(In Thousands)
Total revenues                             $  42,340       $  29,757        $  91,993        $  92,656
Costs and expenses                            35,227          36,046           98,396          161,655
                                           ---------       ---------        ---------        ---------
Income (loss) before taxes
  and extraordinary item                       7,113          (6,289)          (6,403)         (68,999)
                                           =========       =========        =========        =========
Net income (loss)                          $   9,611       $     (23)       $  (4,080)       $ (63,161)
                                           =========       =========        =========        =========

Basic and diluted earnings per share       $     .29       $    (.12)       $    (.53)       $   (3.53)
                                           =========       =========        =========        =========

     Purchase of Nevada Packard Property

     Coeur Rochester has purchased the mineral rights of the Nevada Packard property adjacent to the Rochester Mine, in Nevada, for a sum of $2,070,800, consisting of $1.4 million in cash and 155,638 shares of common stock of Coeur equal in value to $670,800.

NOTE E: Long-Term Debt

     During the third quarter 1999, the Company repurchased approximately $6.2 million principal amount of its outstanding 6% Subordinated Convertible Debentures due 2002 for a total purchase price of approximately $3.6 million, excluding purchased interest of approximately $85,000. Associated with this transaction, the Company eliminated $59,000 of capitalized bond issuance costs. The Company anticipates that as a result of the cancellation of the repurchased debentures, annual interest paid by the Company will be reduced by approximately $372,000. As a result of the buyback of these debentures, the Company has recorded an extraordinary gain of approximately $2.6 million, net of taxes, during the third quarter 1999 on the reduction of its indebtedness.

NOTE F: Segment Reporting

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

The Company's reportable operating segments include the Rochester, Galena, Fachinal, and Petorca (previously named El Bronce) mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), the Kensington development property, and the Company's exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The Other segment includes earnings (loss) from unconsolidated subsidiaries accounted for by the equity method such as the Company's 50% interest in Gasgoyne, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

COEUR D'ALENE MINES CORPORATION
 SEGMENT REPORTING

                                                               Golden                                    Coeur          Silver
                                                 Rochester      Cross          Fachinal     Petorca    Australia        Valley
                                               ----------------------------------------------------------------------------------
September 30, 1999
Net sales and revenues
 to external customers                           $   (120)             -       $  5,093     $  8,040   $    7,450       $1,388
Intersegment net sales
 and revenues                                       37,191             -              -            -            -            -
                                               ----------------------------------------------------------------------------------
Total net sales
 and revenues                                    $  37,071             -       $  5,093        8,040        7,450        1,388
                                               ==================================================================================

Depreciation and
 amortization                                    $   6,977             -       $  2,255     $    268    $   3,438       $  167
Interest income                                          -             -             57           15           43            -
Interest expense                                         -             -             24            2            -            -
Gain on Cyprus
 Settlement                                              -             -              -            -            -            -
Writedown of Mine
 Property                                                -       (2,119)              -            -            -            -
Income tax expense                                       -             -              -            -           14            -
Earnings (losses) from
 unconsolidated
 affiliates                                              -             -              -            -        (835)            -
Gain on early
 retirement of debt                                                    -              -            -            -            -
Profit (loss)                                       13,962             -        (1,092)        1,169           91          202

Investments in
 unconsolidated
 affiliates                                              -             -              -            -      746,006            -

Segment assets                                      89,942         1,413         30,686        3,203          432       23,703
Expenditures for
 property                                            3,615             -            476          169            -          255

September 1998

Net sales and revenues
 to external customers                           $      79             -       $ 12,304     $  8,455    $  10,740            -
Intersegment net sales
 and revenues                                       45,661             -              -            -            -            -
                                               ----------------------------------------------------------------------------------
Total net sales and
 revenues                                        $  45,740             -       $ 12,304     $  8,455    $  10,740            -
                                               ==================================================================================

Depreciation and
 amortization                                    $   5,667             -       $  9,172      $ 1,781      $ 5,609            -
Interest income                                         16             -             63           20           45            -
Interest expense                                         -             -             46          235            -            -
Writedown of mine
 property                                                -             -              -     (53,904)            -            -
Gain on forward sale
 contracts                                               -             -              -            -            -            -
Income tax expense                                       -             -              -            -         (56)            -
Earnings (losses) from
 unconsolidated
 affiliates                                              -             -              -            -        (923)            -
Gain on early
 retirement of debt                                      -             -              -            -            -            -
Profit (loss)                                       26,388             -        (1,411)      (2,637)        2,294            -

Investments in
 non-consolidated
 affiliates                                              -             -              -            -       51,000            -
Segment assets                                      81,513         9,301         76,114        3,526          148            -
Expenditures for
 property                                              510             -          2,236        1,513            -            -





                                   Kensington       Manquiri             Exploration               Other              Total
                                 -----------------------------------------------------------------------------------------------
September 30, 1999
Net sales and revenues
 to external customers                      -                -             $   (1,167)             58,774            $ 79,458
Intersegment net sales
 and revenues                               -                -                       -           (37,191)                   -
                                 -----------------------------------------------------------------------------------------------
Total net sales
 and revenues                               -                -             $   (1,167)            $27,409            $ 79,458
                                 ===============================================================================================

Depreciation and
 amortization                       $     195                -               $      84           $  1,626            $ 15,010
Interest income                             -                -                      10              4,139               4,264
Interest expense                            -                -                       -             12,381              12,407
Gain on Cyprus
 Settlement                                 -                -                       -             21,140              21,140
Writedown of Mine
 Property                                   -                -                       -              (373)             (2,492)
Income tax expense                          -                -                       -                233                 247
Earnings (losses) from
 unconsolidated
 affiliates                                 -                -                       -                 84               (751)
Gain on early
 retirement of debt                         -                -                       -              2,590               2,590
Profit (loss)                               -                -                 (5,389)            (1,529)               7,414

Investments in
 unconsolidated
 affiliates                                 -                -                       -                  -              46,006

Segment assets                         28,005           19,554                   1,507             12,833             211,278
Expenditures for
 property                               6,055                -                     548                531              11,649

September 1998

Net sales and revenues
 to external customers                      -                -               $   (345)           $ 53,942            $ 85,174
Intersegment net sales
 and revenues                               -                -                       -           (45,661)                   -
                                 -----------------------------------------------------------------------------------------------
Total net sales and
 revenues                                   -                -                $  (345)           $  8,281            $ 85,174
                                 ===============================================================================================

Depreciation and
 amortization                         $   271                -                 $   111           $  1,636            $ 24,248
Interest income                             -                -                      32              7,491               7,666
Interest expense                            -                -                       -             10,406              10,687
Writedown of mine
 property                                   -                -                   (602)                  -            (54,506)
Gain on forward sale
 contracts                                  -                -                       -              1,167               1,167
Income tax expense                          -                -                       -                554                 498
Earnings (losses) from
 unconsolidated
 affiliates                                 -                -                       -              (322)             (1,245)
Gain on early
 retirement of debt                         -                -                       -              6,345               6,345
Profit (loss)                               -                -                 (4,431)            (1,196)              19,007

Investments in
 non-consolidated
 affiliates                                 -                -                       -             17,665              68,665
Segment assets                        139,939                -                   1,421              7,330             319,294
Expenditures for
 property                              14,368                -                     405                135              19,166

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

Geographic Information
----------------------
                                                                   Long-Lived
 1999:                                  Revenues                     Assets
                               -------------------------------------------------

United States                      $ 60,041,685                  $ 94,504,519
Chile                                11,965,788                    24,177,215
Australia                             7,449,599                             -
New Zealand                                   -                       997,958
Bolivia                                       -                    19,554,185
Other Foreign Countries                     501                        12,379
                               -------------------------------------------------
Consolidated Total                 $ 79,457,573                  $139,246,256
                               =================================================

                                                                   Long-Lived
1998:                                   Revenues                     Assets
                               -------------------------------------------------

United States                      $ 54,020,651                  $187,101,296
Chile                                20,418,825                    70,081,666
Australia                            10,739,694                           -
New Zealand                                 -                       8,595,111
Bolivia                                     -                             -
Other Foreign Countries                 (5,291)                       180,141
                               -------------------------------------------------
Consolidated Total                 $ 85,173,879                  $265,958,214
                               =================================================

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE G: Settlement

     The Company received settlement from Cyprus Minerals Company during the third quarter of 1999 for Coeur's lawsuit against Cyprus relating to the Golden Cross Mine in New Zealand of $31.5 million.

     Coeur's lawsuit against Cyprus, instituted in July 1996 in the District Court of Kootenai County, Idaho, arose from Cyprus' sale in April 1993 to Coeur of the New Zealand-based corporation that owned an 80% interest in the Golden Cross Mine located in that country. Coeur's lawsuit, as amended, sought damages arising from ground movement and instability, threatening the integrity of the mine site. Due to such ground movement and instability, Coeur effected a $53 million write-down of its interest in the Golden Cross Mine and a nearby property during the second quarter of 1996.

     During the second quarter of 1997, Coeur received its 80% share of a $10 million flood insurance recovery relating to the business interruption and property damage at the Golden Cross Mine, which proceeds were recorded by Coeur as other income in 1997.

     In May 1999 Coeur settled the class action lawsuit filed by certain purchasers of its common stock in July 1997 in the Federal District Court for the District of Colorado against Coeur and certain of its officers. The plaintiffs in that lawsuit alleged that the defendants knew but did not publicly disclose adverse financial information relating to certain mining properties, including the Golden Cross Mine. Although Coeur denied the plaintiffs' allegations, it determined it would be in the best interests of Coeur to settle the class action and entered into a settlement agreement that was approved by the Court in July 1999.

     The terms of that settlement provided that the plaintiffs would be entitled to 50% of the net proceeds, up to a maximum of $6 million, recovered by Coeur from its lawsuit against Cyprus after Coeur has first recouped its costs and expenses incurred in litigating the lawsuit. Total legal expenses incurred to date are $3.1 million.

     As a result of the settlement of this lawsuit, Coeur has recorded other income of approximately $21.1 million during the third quarter of 1999. This is the net amount of settlement proceeds after the deduction of the $4.4 million payment to Coeur's flood insurance carrier and $6 million payment to the plaintiffs in the class action.

NOTE H: Hedging

     On July 1, 1999, Coeur commenced marking to market its metal call options sold, whereby any change in value is recorded in earnings currently. Prior to July 1, all gold call options sold were given hedge accounting treatment in accordance with common industry practice, with the change in market value being deferred until the original option designation date. For the third quarter of 1999 this change resulted in a $5.8 million non-cash charge to earnings. At September 30, 1999, based on the spot gold price of $299 per ounce, the Company's complete hedging position was valued at $1.3 million, including the call options sold.

NOTE I: New Accounting Standard

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2001.

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

NOTE J: Reclassification

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

     The Company's currently operating mines are the Rochester mine in Nevada, the Coeur and Galena mines in the Coeur d'Alene Mining District of Idaho (which the Company has recently increased its share by 50% to 100%) and the Fachinal and Petorca (or El Bronce) mines in Chile, all of which are wholly-owned and operated by the Company. The Company also owns 50% of Gasgoyne Gold Mines NL, an Australian gold mining company, ("Gasgoyne") that owns 50% of the Yilgarn Star gold mine in Australia.

     The average price of gold in the third quarter of 1999 was $273.46 per ounce. The market price of silver (Handy & Harman) and gold (London Final) on November 5, 1999 were $5.16 per ounce and $289.70 per ounce, respectively.

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

     As announced by the Company on August 2, 1999, the firm of Ernst & Young ceased to serve as the Company's independent accountants on July 27, 1999. On October 25, 1999, the Company engaged the firm of Arthur Andersen LLP to serve as the Company's independent accounting firm.

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three- and nine-month periods ended September 30, 1999 and 1998:

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                            ---------------------------       ---------------------------
                                               1999             1998             1999             1998
                                            ----------       ----------       -----------      ----------
ROCHESTER MINE
     Gold ozs                                   19,609           19,295           52,432           64,942
     Silver ozs                              1,520,043        1,814,459        4,540,061        5,055,676
     Cash Costs per equiv. oz./silver       $     3.27       $     3.98       $     3.94       $     4.21
     Full Costs per equiv. oz./silver       $     3.98       $     4.68       $     4.77       $     4.82

GALENA MINE
     Silver ozs                                577,579          441,988        1,448,589        1,206,910
     Cash Costs per oz./silver              $     4.74       $     3.94       $     4.76       $     4.26
     Full Costs per oz./silver              $     5.74       $     4.97       $     5.82       $     5.31

PRIMARY SILVER MINES
                                            ----------       ----------       ----------       ----------
     Consolidated Cash Costs per oz         $     3.67       $     3.97       $     4.08       $     4.24
                                            ----------       ----------       ----------       ----------

YILGARN STAR MINE
     Gold ozs                                    7,014            7,544           20,568           31,289
     Cash Costs per oz./gold                $      252       $      232       $      285       $      225
     Full Costs per oz./gold                $      458       $      422       $      482       $      417

FACHINAL MINE
     Gold ozs                                    6,081            7,443           19,664           21,247
     Silver ozs                                276,402          397,773          878,185        1,255,687
     Cash Costs per equiv. oz./gold         $      277       $      353       $      293       $      329
     Full Costs per equiv. oz./gold         $      337       $      542       $      354       $      523

PETORCA MINE
     Gold ozs                                    7,946            7,060           23,341           28,702
     Silver ozs                                 18,308           10,087           44,926           53,738
     Cash Costs per oz./gold                $      287       $      267       $      272       $      371
     Full Costs per oz./gold                $      287       $      267       $      272       $      429

OTHER (GOLDEN CROSS & COEUR)
     Gold ozs                                      N/A              N/A              N/A           15,858
     Silver ozs                                    N/A              N/A              N/A          180,169
     Cash Costs per oz./gold                       N/A              N/A              N/A       $      211
     Full Costs per oz./gold                       N/A              N/A              N/A       $      211
     Cash Costs per oz./silver                     N/A              N/A              N/A       $     5.34
     Full Costs per oz./silver                     N/A              N/A              N/A       $     6.37

PRIMARY GOLD MINES
                                            ----------       ----------       ----------       ----------
     Consolidated Cash Costs per oz         $      273       $      301       $      285       $      297
                                            ----------       ----------       ----------       ----------

CONSOLIDATED TOTALS
     Gold ozs                                   40,650           41,342          116,005          162,038
     Silver ozs                              2,392,332        2,664,307        6,911,791        7,752,180

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

Rochester Mine

     For the quarter ended September 30, 1999, the mine produced 1,520,043 ounces of silver and 19,609 ounces of gold compared to

1,814,459 ounces of silver and 19,295 ounces of gold produced in the third quarter of 1998. The increase in the gold production was primarily a result of higher gold ore grades. In the third quarter of 1999, cash costs were $3.27 per silver equivalent ounce compared to $3.98 per silver equivalent ounce in the third quarter of 1998. Depreciation and depletion was $.65 and the reclamation reserve was $.06 per ounce for a total cost of $3.98 per ounce.

     The stage IV leach pad expansion was completed during the quarter ahead of schedule and $.7 million under budget. Loading of crushed ore on the pad commenced immediately. The new pad provides the mine with primary leaching capacity for the next three years. The Company expects production in the fourth quarter to be positively impacted by initiating leaching of the new pad and by the expected increase in pit ore grades.

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

Silver Valley Resources

     The Company has acquired from Asarco, Inc. its 50% interest in Silver Valley Resources, bringing its share to 100% of SVR. Silver Valley Resources is the operator of the Coeur unit and Galena mines. Silver Valley Resources discontinued operations at the Coeur unit in July 1998 and has concentrated its efforts on the Galena mine. The Company's share of ounces produced from Silver Valley Resources amounted to 577,579 ounces of silver in the third quarter of 1999 compared to 441,988 ounces of silver produced in the third quarter of 1998. The increase was due to the 50% increased ownership in September 1999. The third quarter consolidated cash cost of production per ounce of silver produced at Silver Valley Resources was $4.74 compared to $3.94 in the prior year's third quarter. Depreciation and reclamation in the third quarter of 1999 was $1.00 per ounce for a full cost of $5.74 per ounce compared to $4.97 per ounce for the third quarter of 1998.

Yilgarn Star Mine

     Coeur's share of production for the third quarter of 1999 from the Yilgarn Star Mine amounted to 7,014 ounces of gold compared to 7,544 ounces of gold for the third quarter of 1998. Cash cost of production amounted to $252 per ounce compared to $232 per ounce during the same period of 1998. Noncash costs were $206 per ounce for a full cost of $458 per ounce in the third quarter of 1999 compared to $422 per ounce reported in the same period of 1998.

Fachinal Mine

     Fachinal produced 276,402 ounces of silver and 6,081 ounces of gold in the third quarter of 1999 compared with 397,773 ounces of silver and 7,443 ounces of gold in the third quarter of 1998. Cash costs, including smelting and refining, were $277 per gold equivalent ounce compared to $353 in the third quarter of 1998. Depreciation was $51 per equivalent gold ounce and the reserve for reclamation was $9 per equivalent gold ounce for a full cost of $337 per equivalent gold ounce in the third quarter of 1999. This compares with a full cost for the third quarter of 1998 of $542.30 per equivalent gold ounce. The lower full cost was due to the reduction of the carrying amount associated with the write-down taken in the fourth quarter of 1998.

Petorca

     In the third quarter of 1999, the mine produced 7,946 ounces of gold compared to 7,060 ounces reported in the third quarter of 1998. Cash costs in the third quarter of 1999 were $287 per ounce compared to $267 per ounce in the third quarter of 1998.

RESULTS OF OPERATIONS

            Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Revenues

     Product sales in the third quarter of 1999 decreased by $1.9 million, or 8%, from the third quarter of 1998 to $22.0 million. The decrease in sales is primarily attributable to decreased production. In the third quarter of 1999, the Company produced a total of 2,392,332 ounces of silver and 40,650 ounces of gold compared to 2,664,307 ounces of silver and 41,342 ounces of gold in the third quarter of 1998. In the third quarter of 1999, the Company realized average silver and gold prices of $5.22 and $328.60, respectively, compared with realized average prices of $5.18 and $300.87, respectively, in the prior year's third quarter. The decreases in the ounces of silver and gold produced during the third quarter of 1999 are primarily attributable to (i) a reduction in the gold grade at the Rochester Mine, (ii) the discontinuation of operations at the Coeur Mine in July 1998, (iii) the mining of lower-than-anticipated grade of gold at the Yilgarn Star Mine due to ground control problems and flooding resulting from heavy rainfall, (iv) the discontinuation of operations at the Golden Cross Mine in April 1998 and (v) a planned reduction in production at the Petorca Mine.

Costs and Expenses

     Production costs in the third quarter of 1999 decreased by $1.0 million, or 5.7%, from the third quarter of 1998 to $16.2 million.

The decrease in production costs is primarily a result of cost reduction programs initiated in 1998 at the Company's operations.

     Depreciation and amortization decreased in the third quarter of 1999 by $2.3 million, or 37.7%, from the prior year's third quarter, primarily due to writedown of mining properties taken in the fourth quarter of 1998.

     Administrative and general expenses decreased $485,000 in the third quarter of 1999 compared to 1998, due to cost reduction programs initiated in June 1999.

     Writedown of mining properties and other costs and expenses increased in the third quarter of 1999 by $2.9 million from the third quarter of 1998 due to litigation costs incurred to pursue the Cyprus suit and asset values writedown at the Golden Cross mine.

     Interest and other income in the third quarter of 1999 increased by $14.5 million, or 736.9%, compared with the third quarter of 1998. The increase is due primarily to the $21.1 million gain recorded from the Cyprus settlement offset by $5.8 million unrealized loss on the mark to market adjustment on the call option portion of the Company's hedge program. The 1998 third quarter results included a gain on early retirement of debt of $6.3 million.

Net Income (Loss)

     As a result of the above mentioned factors, the Company's net income amounted to $9.6 million in the third quarter of 1999 compared to a net loss of $21,000 in the third quarter of 1998. The net income resulted primarily from the settlement recieved from Cyprus. Net loss, excluding the non-recurring charges in the third quarters of 1998 and 1999, was $6.1 million, as compared to $6.3 million for the comparable period of 1998. In the third quarter of 1999, the Company paid dividends of $2.6 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the income attributable to common shareholders was $7.0 million, or $.29 per share, for the third quarter 1999, compared to a loss of $2.7 million, or $.12 per share, for the third quarter of 1998.

            Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues

     Product sales for the nine months ended September 30, 1999 decreased by $16.6 million, or 21.5%, from the nine months ended September 30, 1998 to $60.7 million. The decrease in sales is primarily attributable to lower production at the Company's operations. For the nine months ended September 30, 1999, the Company produced a total of 6,911,791 ounces of silver and 116,005 ounces of gold compared to 7,752,180 ounces of silver and 162,038 ounces of gold in the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company realized average silver and gold prices of $5.20 and $321.18, respectively, compared with realized average prices of $5.76 and $314.87, respectively, in the prior year.

     Interest and other income for the nine months ended September 30, 1999 increased by $10.9 million, or 138.7%, compared with the third quarter of 1998. The increase is due primarily to the gain recorded of $21.1 million on the settlement of the Cyprus suit, reduced by the $5.8 million unrealized loss on the call options mark to market adjustment and lower interest received on investments.

     The decreases in the ounces of silver and gold produced during the nine months ended September 30, 1999 are primarily attributable to (i) a reduction in the gold grade at the Rochester Mine, (ii) the discontinuation of operations at the Coeur Mine in July 1998, (iii) the mining of lower-than-anticipated grade of gold at the Yilgarn Star Mine due to ground control problems and flooding resulting from heavy rainfall, (iv) the discontinuation of operations at the Golden Cross Mine in April 1998 and (v) a planned reduction in production at the Petorca Mine.

Costs and Expenses

     Production costs decreased in the nine months ended September 30, 1999 by $6.7 million, or 13.2%, from the nine months ended September 30, 1998 to $44.0 million. The decrease was primarily due to the decrease in production at several of the operations as discussed above.

     Depreciation and amortization decreased in the nine months ended September 30, 1999 by $9.1 million, or 40.7%, from the prior nine months ended September 30, 1998, primarily due to the decreased depreciation and depletion from the Fachinal and Petorca mines after they were written off in 1998.

     Administrative and general expenses decreased $1.5 million in the nine months ended September 30, 1999 compared to the same period in 1998 due to a cost savings plan initiated at the corporate office.

     Writedown of mining properties and other costs and expenses decreased by $50.9 million in the nine months ended September 30, 1999 due to the writedown of the Petorca Mine of $54.5 million during the first quarter of 1998, offset by a Company-wide severance payout for reduction in workforce of $.3 million and due to increased legal expenses incurred in the Company's lawsuit against Cyprus of $1.8 million in the first nine months of 1999.

Net Loss

     As a result of the above mentioned factors, the Company's net loss amounted to $4.6 million for the nine months ended September 30, 1999 compared to a net loss of $63.1 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company paid dividends of $7.9 million on its Mandatory

Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $12.5 million, or $.56 per share, for the nine months ended September 30, 1999, compared to a loss of $71.0 million, or $3.24 per share, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company's working capital at September 30, 1999 was approximately $167.6 million compared to $153.8 million at December 31, 1998. The ratio of current assets to current liabilities was 6.2 to 1.0 at September 30, 1999 compared to 6.0 to 1.0 at December 31, 1998.

     Net cash provided from (used in) operating activities in the nine months ended September 30, 1999 was $4.9 million compared to $(10.4) million in the nine months ended September 30, 1998. Net cash used in investing activities in the 1999 period was $19.6 million compared to net cash provided by investing activities of $68.9 million in the prior year's comparable period. The cash provided in the 1998 period was attributable to proceeds received from sales of short-term investments and marketable securities in the first nine months of 1998. Net cash used in financing activities was $10.0 million in the first nine months of 1999 and $31.8 million in the first nine months of 1998. As a result of the above, cash and cash equivalents decreased by $24.7 million in the first nine months of 1999 compared to a $26.8 million increase for the comparable period in 1998.

     Acquisition of Silver Assets from ASARCO Incorporated

     On September 8, 1999, the Company acquired most of ASARCO's silver mining assets in exchange for the issuance of 7.125 million shares of the Company's Common Stock. The silver mining assets involved include ASARCO's 50% interest in Silver Valley Resources Corporation; ASARCO's wholly-owned subsidiary, Empressa Minera Manquiri S.R.L., which owns the San Bartolome property, an early stage silver development property in Bolivia; 1.5 million shares, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia and warrants for an additional 500,000 shares; and a 100% interest in NPMC, Inc., which owns a 20% net profits interest in the Quiruvilca Silver Mine in Peru operated by Pan American Silver Corporation.

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

     Settlement of Golden Cross Lawsuit

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

     During the third quarter of 1999, the Company received settlement from Cyprus Minerals Company for Coeur's lawsuit against Cyprus relating to the Golden Cross Mine in New Zealand of $31.5 million.

     As a result of the settlement of this lawsuit, Coeur has recorded other income of approximately $21.1 million during the third quarter of 1999. This is the net amount of settlement proceeds after the deduction of the $4.4 million payment to Coeur's flood insurance carrier and $6 million payment to the plaintiffs in the class action.

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

Year 2000 Issue

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. As of September 30, 1999, the Company has incurred approximately $220,000 of costs related to the Y2K issue. The Company presently estimates that the remaining projected costs, primarily for professional consulting services, will be less than $80,000.

     The Company currently has a program underway to ensure that all significant computer systems are substantially Year 2000 compliant by the year ended December 31, 1999. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. The Company has no "in house" developed or proprietary IT Systems. The Company uses commercially-developed software, the majority of which is regularly upgraded through existing maintenance contracts. Parts (1), (2) and (3) of the Year 2000 program are currently underway. Part (1), identification and review of non-compliant accounting and financial reporting systems is finished and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, currently continues. Software vendors have made Year 2000 compliant software revisions available, which the Company is installing under maintenance agreements. The Company estimates that approximately 85% of its IT systems and approximately 3% of its non-IT systems have completed Part (2). Parts (1) and
(2) of the process are scheduled to be completed in the Company's fourth quarter ended December 31, 1999. Part (3), testing currently continues and is scheduled to finish in December 1999.

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

     The Company operates in several foreign countries, specifically Australia, Bolivia, New Zealand and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are mark-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long term debt at September 30, 1999 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     The following table summarizes the information at September 30, 1999 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

(dollars in thousands)                        1999             2000         2001          2002          2003      Thereafter
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Long Term Debt
  Fixed Rate                                  $     -      $       -      $     -       $42,629       $     -        $200,649
  Average Interest Rate                        6.695%         6.695%       6.695%        6.771%        6.843%          7.190%

DERIVATIVE FINANCIAL INSTRUMENTS
  Gold Put Options
  Purchased - AUD
     Ounces                                     7,500         30,000       30,000        30,000        30,000               -

    Price Per Ounce                         $  604.85      $  604.85      $597.00       $597.00       $597.00        $      -

Gold Call Options
Sold - AUD
    Ounces                                          -         15,000            -             -             -               -
    Price Per Ounce                          $      -      $  545.00     $      -      $      -       $     -       $       -



Gold Put Options
Purchased - USD
    Ounces                                     14,000         36,000            -             -             -               -
    Price Per Ounce                         $  265.00      $  265.00     $      -     $       -       $     -         $     -



Gold Call Options
Sold - USD ptions
     Ounces                                         -              -            -             -                        56,000
     Price Per Ounce                          $     -         $    -            -         $   -         $   -       $  345.00

Amortizing Forward Sales
Sales
     Ounces                                    10,000         40,000       40,000        40,000        40,000         180,000
     Price Per Ounce                         $ 348.58        $348.58      $348.50       $348.50       $348.50       $  348.50

Foreign Currency
Contracts
    New Zealand Dollar                       $  1,500       $  3,600       $    -     $       -       $     -         $     -
     Exchange Rate
    (NZ$ to US$)                                2.106          2.124            -             -             -               -


    Chilean Pesos                          $2,383,338      $       -      $     -       $     -        $    -         $     -
    Exchange Rate
    (Peso to US$)                             512.546              -            -             -             -               -


                                                               Fair
                                                               Value
(dollars in thousands)                         Total          9/30/99
---------------------------------------------------------------------------
LIABILITIES
  Long Term Debt                                              $154,147
  Fixed Rate
  Average Interest Rate                       $243,278

DERIVATIVE FINANCIAL INSTRUMENTS
  Gold Put Options
  Purchased - AUD                                             $ 11,706
     Ounces                                    127,500

    Price Per Ounce

Gold Call Options
Sold - AUD ptions                                             $      -
    Ounces                                      15,000
    Price Per Ounce



  Gold Put Options
Purchased - USD                                               $      -
    Ounces                                      50,000
    Price Per Ounce



Gold Call Options
Sold - USD ptions                                              $     -
     Ounces                                     56,000
     Price Per Ounce

Amortizing Forward Sales
Sales                                                          $ 2,479
     Ounces                                    350,000
     Price Per Ounce

Foreign Currency
Contracts                                                      $   209
    New Zealand Dollar                         $ 5,100
     Exchange Rate
     (NZ$ to US$)
                                                                $(154)

    Chilean Pesos                           $2,383,338
    Exchange Rate
    (Peso to US$)

(1) Of the put options purchased, 108,000 ounces have a knock-out provision whereby the options will terminate if gold trades above $350 per ounce prior to the exercise date.

(2) The majority of the call options sold have a knock-out provision; whereby calls for 56,000 ounces will terminate if gold trades below $300 per ounce after March 31, 2001, and calls for 300,000 ounces will terminate if gold trades below $310 per ounce at any time after March 31, 2001.

PART II. Other Information

Item 1.  Legal Proceedings

     As reported in the Company's Form 8-K filed on September 8, 1999, and discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," the Company's Board of Directors announced on September 8, 1999 that it accepted the offer of Cyprus Minerals Company ("Cyprus") to settle the Company's lawsuit against Cyprus relating to the Golden Cross Mine in New Zealand for $31.5 million.

Item 2.  Change in Securities and Use Proceeds

     (c) Unregistered Issuance of Equity Securities.

     On August 13, 1999, the Company issued 155,638 shares of Common Stock to the two holders of all the outstanding capital stock of Packard Mining, Inc. ("Packard") in exchange for such Packard capital stock. Packard has a leasehold interest in the Nevada Packard Property which is located south of and adjacent to the Company's Rochester Mine. The purchase price of the Packard stock was $670,800 and the number of shares of the Company's Common Stock issued in payment of such purchase price was determined by the average closing price of the Common Stock on the New York Stock Exchange during the 90-day period preceding the execution of the agreement between the Company and the shareholders of Packard entered into on July 14, 1999. On August 6, 1999, the Company also acquired seven patented and 37 unpatented mining claims located on the Nevada Packard Property from the owners thereof for a cash purchase price of $1.4 million. The Company plans to continue its exploratory drilling activities on the Nevada Packard Property.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on September 8, 1999. A total of 21,900,579 shares of Common Stock and 7,077,833 shares of Mandatory Adjustable Redeemable Convertible Securities ("MARCS") were outstanding and entitled to vote at the Annual Meeting.

     The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Cecil D. Andrus (24,411,536 for and 917,351 withheld), Joseph C. Bennett (24,434,805 for and 894,082 withheld), James J. Curran (24,462,697 for and 866,190 withheld), James A. McClure (24,044,004 for and 1,284,883 withheld), Robert E. Mellor (24,409,824 for and 919,063 withheld), John H. Robertson (24,433,379 for and 895,508 withheld), Timothy R. Winterer

(24,439,058 for and 889,829 withheld) and Dennis E. Wheeler (24,423,789 for and 905,098 withheld).

     The second proposal was the proposed issuance of 7.125 million shares of the Company's Common Stock for the acquisition of certain silver assets of Asarco Incorporated. The proposal was approved by more than the required majority of the shares of Common Stock and MARCS voting as a single class at the meeting. The proposal was approved by a vote of 12,626,863 shares for (representing 95.7% of the shares voting), 568,706 shares against with 258,849 shares abstaining.

     The third proposal was a proposed amendment to Article II of the proposed Restated and Amended Articles of Incorporation increasing the number of authorized shares of Common Stock from 60 million to 125 million shares. The proposal as approved by more than the required majority of the outstanding shares of Common Stock and MARCS voting as a class at the meeting. The proposal was approved by the vote of 22,568,762 shares for (representing 89.1% of the shares voting), 2,449,326 shares against with 310,799 shares abstaining. The proposal therefore was adopted.

     The fourth proposal was a proposed amendment to Article II of the proposed Restated and Amended Articles of Incorporation increasing the number of authorized shares of Preferred Stock from 10 million to 20 million shares. The proposal was required to be approved by both (i) a majority of the shares of Common Stock and MARCS voting as a single class at the meeting and (ii) a majority of the outstanding shares of MARCS. The proposal failed to be approved by a majority of the outstanding MARCS, with 3,381,791 shares of MARCS voting for (representing 47.8% of the outstanding MARCS), 671,892 shares of MARCS voting against with 61,460 shares of MARCS abstaining. The proposed amendment was therefore not adopted.

     The fifth proposal was a proposed amendment to Article VI of the proposed Restated and Amended Articles of Incorporation conforming the language relating to the limitation of the liability of directors to the provisions of the Idaho Business Corporation Act, as amended effective July 1, 1997 (the "New Idaho Act"). The proposal was approved by more than the required majority of the shares of Common Stock and MARCS voting as a class at the meeting. The proposal was approved by a vote of 22,608,569 shares for (representing 89.3% of the shares voting), 2,008,943 shares against with 711,375 shares abstaining. The proposal therefore was adopted.

     The sixth proposal was to approve Article VII of the proposed Restated and Amended Articles of Incorporation providing a new provision relating to the indemnification of directors that is permitted under the New Idaho Act. The proposal was approved by more than the required majority of the outstanding shares of Common Stock and MARCS voting as a class at the meeting. The proposal was approved by a vote of 22,694,383 shares for (representing 89.6% of the shares voting), 1,860,438 shares against and 774,066 shares abstaining.

     The seventh proposal consisted of revisions to two provisions in the Company's prior Articles of Incorporation. The first revision was to set forth the new street address of the Company's registered office and name of registered agent as required by the New Idaho Act and the other revision sets forth the name and address of each of the Company's original incorporators as called for by the New Idaho Act. The proposal was approved by more than the required majority of the shares of Common Stock and MARCS voting as a class at the meeting. The proposal was approved by a vote of 23,535,321 shares for (representing 92.9% of the shares voting), 1,154,416 shares against with 639,150 shares abstaining. The proposal therefore was adopted.

     The Restated and Amended Articles of Incorporation contain fewer provisions than are contained in the prior Articles of Incorporation as a result of the deletion of five of the prior articles that are no longer called for by the New Idaho Act. The following list identifies the changes made in the Restated and Amended Articles of Incorporation:

                                                       New Article
                   Article                              Number in
                  Number in                            Restated and
                    Prior                            Amended Articles
          Articles of Incorporation                  of Incorporation                Nature of Change
       --------------------------------     -----------------------------------     -----------------
                      I                                     I                        No Change
                     II                                     -                        Deleted
                     III                                   III                       New street address of registered office and
                                                                                     name of registered agent
                     IV                                     -                        Deleted
                      V                                     -                        Deleted

                     VI                                     II                       Increase in authorized number of shares of
                                                                                     Common Stock
                     VII                                    IV                       Name and address of each of the Company's
                                                                                     original incorporators
                    VIII                                    -                        Deleted
                     IX                                     V                        No change



                      X                                     VI                       Revision in language regarding the
                                                                                     limitation of director liability to conform
                                                                                     with the New Idaho Act
                     XI                                     -                        Deleted

                      -                                    VII                       New provision relating to director
                                                                                     indemnification as permitted under the New
                                                                                     Idaho Act

     A copy of the Restated and Amended Articles of Incorporation, as filed with the Secretary of State of the State of Idaho effective September 13, 1999, is filed as an exhibit to this Form 10-Q.

Item 5.  Other Information

     As reported by the Company in its Form 8-K filed on September 9, 1999, and discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisition of Silver Assets of Asarco Incorporated," the Company consummated its acquisition of certain silver mining assets of Asarco Incorporated ("Asarco") on September 9, 1999 in exchange for the issuance of 7.125 million shares of the Company's Common Stock. Pursuant to the Transition Agreement between the Company and Asarco, the Board of Directors appointed Francis R. McAllister, Chairman of the Board and

Chief Executive Officer of Asarco, and Kevin R. Morano, President and Chief Operating Officer of Asarco, to serve as members of the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits. The following exhibits are filed here-with:

         Exhibit No.                          Document

           3 Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999.

           27             Financial Data Schedule

         (b) Forms 8-K. The Company filed Current Reports on Form 8-K on August 3, 1999 (reporting the Company's determination on July 27, 1999 that the firm of Ernst & Young LLP would no longer serve as the Company's independent accounting firm), September 8, 1999 (reporting the Company's acceptance of the offer of Cyprus Minerals Company to settle the Company's lawsuit against Cyprus relating to the Golden Cross Mine in New Zealand), September 9, 1999 (reporting the consummation on that date of the Company's acquisition of silver mining assets of Asarco Incorporated) and October 27, 1999 (reporting the Company's engagement on October 25, 1999 of Arthur Andersen LLP to serve as the Company's independent accounting firm).

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

                                      COEUR D'ALENE MINES CORPORATION
                                      -------------------------------
                                                (Registrant)

Dated November 12, 1999                    /s/ Dennis E. Wheeler
                                           ----------------------
                                           DENNIS E. WHEELER
                                           Chairman, President and
                                           Chief Executive Officer

Dated November 12, 1999                    /s/ Geoffrey A. Burns
                                           ----------------------
                                           GEOFFREY A. BURNS
                                           Vice President and
                                           Chief Financial Officer