Form 10-K
period 1999-12-31
COEUR D ALENE MINES CORP
filed 2000-03-28
CIK 215466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from          to


                          Commission File Number 1-8641

                         COEUR D'ALENE MINES CORPORATION
    -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Idaho                              82-0109423
    --------------------------------           ----------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

         505 Front Ave., P. O. Box "I"
            Coeur d'Alene, Idaho                                    83816
     -----------------------------------------------------------   --------
      (Address of principal Executive Offices)                    (Zip Code)



Registrant's telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

                                    COMMON STOCK, PAR VALUE $1.00
                    6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
                    ---------------------------------------------------
                                        (Title of Class)

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
                                              ---   ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 17, 2000, which was $3.38 per share.)

                                  $125,229,000

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2000.

               37,050,068 shares of Common Stock, Par Value $1.00

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

            Coeur d'Alene Mines Corporation is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska), Western Australia and South America (Bolivia and Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company."

OVERVIEW OF MINING PROPERTIES AND INTERESTS

            The Company's most significant mining properties and interests are:

            - The ROCHESTER MINE is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the NEVADA PACKARD property which is located two miles south of the Rochester mine;

            - Coeur owns 100% of the capital stock of COEUR SILVER VALLEY ("SILVER VALLEY"), which owns and operates the GALENA underground silver mine that resumed production in May 1997, and also owns the COEUR underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the CALADAY property that adjoins the Galena Mine, and has operating control of several contiguous exploration properties in the Coeur d'Alene Silver Mining District of Idaho;

            - The FACHINAL MINE is an open pit and underground gold and silver mine which is wholly-owned and operated by Coeur and located in southern Chile, South America;

            - The PETORCA MINE is an underground gold and silver mine which is wholly-owned and operated by Coeur and is located in central Chile, South America;

            - Coeur owns 50% of the capital stock of GASGOYNE GOLD MINES NL, an Australian gold mining company ("Gasgoyne"), which owns
                  50% of THE YILGARN STAR MINE, and certain other exploration-stage properties. The Yilgarn Star mine is an underground gold mine located in Western Australia;
            - The KENSINGTON PROPERTY, located north of Juneau, Alaska is 100% owned and operated by Coeur and is being developed as an underground gold mine. An independently prepared optimization study completed in late 1998 estimated cash operating costs of US$190 per ounce of gold and estimated capital costs to develop the mine of $192 million;

            - Empressa Minera Manquiri S.A., a Bolivian company, is a wholly-owned subsidiary of Coeur that controls the mining rights for the SAN BARTOLOME silver project. San Bartolome is an early stage silver development property in Bolivia; and

            - Coeur owns approximately 3.5% of the outstanding shares of PAN AMERICAN SILVER CORPORATION, a publicly traded, British Columbia corporation that is engaged in silver mining and exploration, and Coeur owns 100% of NPMC, INC., a Delaware corporation that owns a 20% net profit royalty interest in the Quiruvilca Silver mine in Peru.

Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

SIGNIFICANT DEVELOPMENTS IN 1999

            On August 13, 1999, the Company purchased the mineral rights of the Nevada Packard property which is adjacent to the Rochester Mine in Nevada. Coeur paid $2.1 million for the property, consisting of $1.4 million in cash and 155,638 shares of the Company's common stock valued at $0.7 million. The Nevada Packard property hosts a proven and probable reserve of 9.5 million ounces of silver equivalent. Nevada Packard is expected to begin production in 2002, supplementing ore mined from the Rochester open pit.

            On September 9, 1999, the Company acquired certain silver properties and assets from ASARCO Inc. ("Asarco") in exchange for 7.125 million shares of Coeur Common Stock, valued at $28.9 million. The properties and assets acquired include (i) the 50% interest in Silver Valley not already owned by Coeur, (ii) 100% of the mining rights for the San Bartolome silver project in Bolivia, (iii) 1,500,000 common shares of Pan American Silver Corporation and (iv) a 20% net profit royalty interest in the Quiruvilca Silver Mine in Peru.

            During the third quarter the Company settled an outstanding lawsuit with Cyprus Minerals Company ("Cyprus") for $31.5 million. Coeur was seeking damages from Cyprus arising from ground movement and instability which threatened the integrity of the Golden Cross Mine in New Zealand. As a result of the settlement, Coeur recorded other income of $21.1 million during the third quarter of 1999, which was the net amount of the settlement proceeds after the deduction of $4.4 million payable to the Company's flood insurance carrier and $6.0 million payable to the plaintiffs in a class action lawsuit.

            During the third and fourth quarters of 1999 Coeur repurchased $10.2 million in face value of the Company's 6% Subordinated Convertible Debentures which mature in 2002 for $6.1 million. The Company recorded an extraordinary gain of $4.0 million during 1999 and reduced the outstanding principal balance of the issue to $35.6 million.

            During the fourth quarter of 1999, due to the continuing low gold price environment, the Company evaluated the recoverability of its investment in Yilgarn Star Mine. Using a $325 per ounce gold price and based on undiscounted future cash flows, in accordance with the standards set fourth in SFAS 121, the Company determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

BUSINESS STRATEGY

            The Company's business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management to become the leading primary silver production company via long-term, profitable growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's larger primary silver producers; (ii) improve cash costs and production profiles at Coeur's existing silver and gold mining operations; (iii) increase and improve the quality of the Company's silver production and reserves; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company's cash and total costs, provide short-term positive cash flow return and expand its production base and reserves; and (v) continue to explore for new silver discoveries primarily near its existing mine sites.

SOURCES OF REVENUE

            The Rochester Mine, Silver Valley, Fachinal Mine, and Petorca Mine which are operated by the Company, and the Company's interests in the Yilgarn Star Mine, constituted the Company's principal sources of mining revenues in 1999. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past five years:


                                             Coeur Percentage
                                               Ownership at                         Percentage of Total Revenues
Mine/Company                                 December 31, 1999                         in Year Ended December 31,
------------                                 -----------------          --------------------------------------------------
                                                                          1995       1996       1997       1998      1999
                                                                         -----       -----      ----       ----      ----
Rochester Mine...........................           100%                  57.0%      59.3%      40.5%      56.2%     49.2%
Petorca Mine(1)..........................            100                   0.3        2.8       11.3        8.5       8.0
Fachinal Mine(2).........................            100                     -          -        9.8       14.6       8.0
Silver Valley(3).........................            100                     -         .5         .9        (.9)      4.6
Gasgoyne(4)..............................             50                     -        0.9        5.2       12.1       9.2
Golden Cross Mine(5).....................             80                  33.4       26.0       23.7         .2      19.4
Other....................................              -                   9.3       10.5        8.6        9.3       1.6
                                                                          -----      -----      -----      ----      ----
                                                                           100%       100%       100%      100%      100%
                                                                           ====       ====      =====      ====      ====


(1) Increased ownership to 100% from 51% in September 1996.

(2) Commenced commercial production on January 1, 1997 for financial reporting purposes.

(3) The Company increased its ownership interest in Silver Valley from 50% to 100% on September 9, 1999. The Company's interest in Silver Valley accounted for approximately 3.0 % of total revenues for the approximately eight months subsequent to its start-up by the Silver Valley in May 1996. The Company changed its method of accounting for Silver Valley from the proportionate consolidation method to the equity method of accounting at the time of the acquisition and as such included cost of production and working capital costs, and on September 9, 1999, the Company commenced accounting for Silver Valley on a fully consolidated basis.

(4) The Company's interest in Gasgoyne accounted for approximately 1.2% of total revenues for the approximately six months subsequent to its acquisition by the Company in May 1996. The reported percentages reflect the fact that Coeur's interest in Gasgoyne's revenue was 35% from May 1996 to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company's interest in Gasgoyne is reported in accordance with the equity method.

(5) The Company discontinued mining and milling operations at the Golden Cross Mine, an underground and surface gold mining operation in New Zealand, in April 1998. The revenue received in 1999 represents the net proceeds received from the settlement of the outstanding litigation with Cyprus relating to the Golden Cross mine.

DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

"CASH COSTS" are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs, but exclude depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration, financing costs and accruals for final mine reclamation.

"DORE" is bullion produced by smelting which contains gold, silver and minor amounts of impurities.

"GOLD" is a metallic element with minimum fineness of 999 parts per 1000 parts pure gold.

"HEAP LEACHING PROCESS" is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a dilute cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

"NONCASH COSTS" are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as these deferred tax purchase adjustments did not involve any economic resources of the Company.

"TOTAL PRODUCTION  COSTS"  are the sum of cash costs and noncash costs.

"MINERALIZED MATERIAL" is gold and silver bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development. Under United States Securities and Exchange Commissions standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

"ORE RESERVE" is the part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

"PROBABLE RESERVES" are a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used long-term price estimates of $5.50 per ounce of silver and $325 per ounce of gold in estimating probable reserves at December 31, 1999.

"PROVEN RESERVES" are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used long-term price estimates of $5.50 per ounce of silver and $325 per ounce of gold in estimating proven reserves at December 31, 1999.

"RUN-OF-MINE ORE" is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing prior to processing.

"SILVER" is a metallic element with minimum fineness of 995 parts per 1000 parts pure silver.

"STRIPPING RATIO" is the ratio of the number of tons of waste to the number of tons of ore extracted at an open-pit mine.

"TON" means a short ton which is equivalent to 2,000 pounds, unless otherwise specified.

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

SILVER AND GOLD OPERATIONS

ROCHESTER MINE

            The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester").

            The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres.

            The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 45,100 tons of ore and waste per day were mined from the open pit in 1999 compared to 47,600 tons per day in 1998. The average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. However, the average strip ratio is anticipated to be less than 1:1.

            Ore is crushed to approximately 3/8 inch and is then transported by conveyor and 85 and 150 ton trucks to leaching pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 85 ton haul trucks to leaching pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are collected in a processing plant where the zinc precipitation method is used to recover the silver and gold from solution.

            Based upon actual operating experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 90% for gold. The leach cycle at the Rochester Mine requires approximately five to seven years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years.

            During 1999 the Stage IV leach pad was expanded. The expansion, which is expected to provide leach capacity at current mining rates for an additional four years, was completed during the third quarter at a cost of $2.0 million. The loading of crushed ore on the pad commenced at that time.

            During 1999, the Company continued its district exploration program designed to define new targets in the Rochester area. Drilling of several of these targets encountered significant alteration but failed to identify any economic mineralization. Exploration activity will continue in 2000 and will be primarily focused on the Nevada Packard property.

                        On August 13, 1999, the Company purchased the mineral rights of the Nevada Packard property two miles south of the Rochester mine for $2.1 million. Assuming successful permitting, acquisition of the Nevada Packard property added 9.5 million ounces of silver equivalent to Rochester's proven and probable reserves. Nevada Packard is expected to begin production in 2002, supplementing ore mined from the Rochester open pit. Permitting of the Nevada Packard property is underway. It is expected that any ore mined at Nevada Packard will be processed at the Rochester facility.

            Production at Rochester in 1999 was 6.2 million ounces of silver and 70,400 ounces of gold, compared to 7.2 million ounces of silver and 88,600 ounces of gold in the prior year. The decrease in production was attributed to the planned mining sequence, which necessitated the mining of lower-grade ore in 1999. Despite the production decrease, cash costs per equivalent ounce of silver were reduced to $3.97 per ounce in 1999 from $4.07 per ounce in 1998.

           The Company's capital expenditures at the Rochester Mine totaled approximately $4.3 million in 1999, of which approximately $2.1 million was used to purchase the Nevada Packard property and $2.0 million was used to construct the stage IV leach pad expansion. The Company plans approximately $1.9 million of capital expenditures at the mine during 2000, most of which is for stage II leach pad expansion.

            Asarco, the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $18.58 per ounce up to maximum rate of 5%.

           YEAR-END PROVEN AND PROBABLE ORE RESERVES - ROCHESTER MINE


                                                                           1999                1998
                                                                           ----                ----
             Tons (000's)                                                48,272              54,856
             Ounces of silver per ton                                      1.09                1.08
             Contained ounces of silver (000's)                          52,508              59,244
             Ounces of gold per ton                                        0.01                0.01
             Contained ounces of gold                                   381,000             494,000

                          YEAR-END MINERALIZED MATERIAL


                                                                           1999                1998
                                                                           ----                ----
             Tons (000's)                                                46,393              26,789
             Ounces of silver per ton                                      0.82                0.91
             Ounces of gold per ton                                        0.01                0.01


                                 OPERATING DATA


                                                                                                  1999                 1998
                                                                                                  ----                 ----
             PRODUCTION
                 Tons ore mined (000's)                                                          9,569                8,495
                 Tons crushed/leached (000's)                                                    9,537                8,529
                 Ore grade silver (oz./ton)                                                       1.25                 1.36
                 Ore grade gold (oz./ton)                                                        0.009                0.009
                 Silver produced (oz.)                                                       6,195,169            7,225,396
                 Gold produced (oz.)                                                            70,396               88,615

             COST PER OUNCE OF SILVER EQUIVALENT(1)
                 Cash costs                                                                      $3.97                $4.07
                 Noncash costs                                                                    0.81                 0.60
                                                                               ---------------------------------------------
                 Total production costs                                                          $4.78                $4.67


            (1) Silver equivalent gold production is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to silver price. This total is then added to actual silver production for the year to determine total silver equivalent production for purposes of calculation cash and noncash costs per ounce.

SILVER VALLEY RESOURCES CORPORATION ("SILVER VALLEY")

            As previously noted, Coeur acquired 50% of Silver Valley from Asarco on September 9, 1999, thereby increasing its ownership interest to 100%. The benefits identified by Coeur when it consummated that acquisition included
(i) an increase of 1.8 million ounces in Coeur's estimated annual silver production, (ii) the addition of 16.2 million ounces of silver to Coeur's proven and probable reserves and 6.0 million ounces to Coeur's silver resources,
(iii) the potential to further increase reserves and resources through systematic exploration, (iv) the potential to increase production at the Galena Mine and thereby reduce cash costs and (v) the consolidation of Coeur's ownership position and control of Idaho's Silver Valley.

          Silver Valley owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. Effective January 1, 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and Asarco transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose, as a result of which Coeur and Asarco owned 50% of Silver Valley. During 1995, Silver Valley conducted a planned underground development program that increased ore reserves at the Galena Mine. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines.

            Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated after known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue.

            Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d'Alene Mining District with a view toward the development of new silver reserves and resources.

          GALENA MINE

          The Galena Mine property is located immediately west of the City of Wallace, Shoshone County, northern Idaho.

          The property consists of 52 patented mining claims and 25 unpatented mining claims totalling approximately 1,100 acres.

          The Galena Mine is an underground silver-copper mine, and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations.

          The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in the United States and Canada. Silver recovery through the mill averaged 97% is 1999, consistent with 1998.

          Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond has capacity for approximately nine additional years at current production rates.

          Coeur's share of production in 1999 was 2.2 million ounces of silver as compared to 1.6 million ounces in 1998. The Company's increased ownership in the current year accounts for the majority of the increase in production. Cash costs in 1999 were $5.09 per ounce of silver as compared to $4.39 per ounce in the preceding year. Lower lead by-product credits, ground control problems and a utility shaft failure contributed to the increased costs and the mining of lower grade ores.

          The Company is carrying out an aggressive in-mine exploration program and an extensive regional exploration program at the Galena mine. Initial indications suggest that there is potential to expand reserves both in the lower levels of the mine and in the upper levels where previous mining left significant silver mineralization potential untested.

          Work to develop and extend the high grade 117 vein, one of the most important discoveries in recent years, continued in 1999. The grade of the 117 vein varies between 20 to 60 ounces per ton silver, and has been traced from the 3,700 foot level to the 5,000 foot level.

           Total capital expenditures by Silver Valley at the Galena Mine in 1999 approximated $0.9 million of which $0.6 million was for mine development. Silver Valley has planned for capital expenditures of approximately $4.3 million for the Galena Mine during 2000. Mine development will again account for the majority of this expenditure.

           YEAR-END PROVEN AND PROBABLE ORE RESERVES - GALENA MINE (1)


                                                                            1999(2)           1998 (2)
                                                                            ----              -----
             Tons (000's)                                                     1,858                879
             Ounces of silver per ton                                         18.51              18.54
             Contained ounces of silver (000's)                              34,386             16,286



                          YEAR-END MINERALIZED MATERIAL


                                                                            1999(2)           1998(2)
                                                                            ----              ----
             Tons (000's)                                                       830               391
             Ounces of silver per ton                                          8.44              8.26

                        OPERATING DATA (COEUR'S INTEREST)


                                                                            1999(3)           1998(3)
                                                                            ----              ----
             PRODUCTION
                 Tons ore milled                                            131,646            88,152
                 Ore grade silver (oz./ton)                                   17.61             19.07
                 Recovery (%)                                                    97                97
                 Silver produced (oz.)                                    2,238,370         1,630,182

             COST PER OUNCE OF SILVER
                 Cash costs                                                   $5.09             $4.39
                 Noncash costs                                                 0.93              1.06
                                                              ----------------------------------------
                 Total production costs                                       $6.02             $5.45


           (1) The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.
           (2) Proven and probable ore reserves and mineralized material at December 31, 1998 represent the Company's 50% interest as compared to 100% at December 31, 1999.
           (3) Operating data in 1999 reflects the Company's 50% interest in the Galena mine from January 1 to August 31 and 100% interest from September 1 to December 31, 1999. Operating data in 1998 reflects the Company's 50% interest.



           COEUR MINE

           The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d'Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

           Operations at the Coeur Mine were suspended on April 3, 1991 due to then prevailing silver prices ($3.90 per ounce average for April 1991) and placed on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production activities at the Coeur Mine in June 1996 and terminated operations there on July 2, 1998 after known reserves were depleted.

           There was no mining activity at the Coeur Mine in 1999 and the property remained on care and maintenance. However, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings.

                   YEAR-END MINERALIZED MATERIAL - COEUR MINE


                                                                1999(1)               1998(1)
                                                                ----                  ----
             Tons (000's)                                           370                   185
             Ounces of silver per ton                             14.53                 14.53

                        OPERATING DATA (COEUR'S INTEREST)


                                                                1999                  1998(2)
                                                                ----                  ----
             PRODUCTION
                 Tons ore milled                                  -                    10,984
                 Ore grade silver (oz./ton)                       -                     12.28
                 Recovery (%)                                     -                        97
                 Silver produced (oz.)                            -                   130,633

             COST PER OUNCE OF SILVER

                 Cash costs                                       -                     $5.34
                 Noncash costs                                    -                      1.03
                                                      -----------------------------------------
                 Total production costs                           -                     $6.37


           1. Mineralized material at December 31, 1998 represent the Company's 50% interest as compared to the Company's 100% interest at December 31, 1999.

           2. Operating data for 1998 represents the Company's 50% share for the period from January 1 to July 2, 1998 when mining activities were suspended.

          CALADAY PROPERTY

          The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that there may be similar geologic conditions which exist at the Galena extend into the Caladay below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by exhausting ventilation.

FACHINAL MINE

          In January 1990, the Company acquired through its wholly owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver property. The Company completed the construction of the Fachinal Mine in October 1995 when initial mining operations started. Commercial production for financial accounting purposes commenced on January 1, 1997.

          The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is known to include multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the Fachinal property as well as the necessary surface rights to permit mining there.

            During the first two years of commercial production (i.e. 1997 and 1998), the Fachinal Mine experienced ore reserve complications and operations problems that resulted in significantly higher than expected cash costs. An effort to transition from open pit mining to underground mining continued through 1997 and 1998. As a result, mining at Fachinal occurs both on the surface and underground. Surface mining is by the open pit and slot cut methods while underground mining is done by the raise mining and shrinkage methods. During 1999, approximately 25% of Fachinal's ore was derived from underground mining and 62% from open pit areas, and 13% from the slot-cut areas.

            Ore is processed on site by a mill which uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate is sold to third-party smelters, primarily in Japan. The mill has a design capacity of 1,650 tons per day. The Company estimates, based on operating experience, recovery rates of 89% for gold and 88% for silver.

            Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera lake and from tailings re-circulation.

            During the first quarter of 1999, the Company implemented a revised operating plan designed to reduce costs. The plan included a 40% reduction in mine personnel, a 30% decrease in the mill operating schedule, a decrease in diesel consumption and the renegotiation of key contracts.

            Production at Fachinal during 1999 was 1.1 million ounces of silver and 25,500 ounces of gold compared to 1.6 million ounces of silver and 28,400 ounces of gold in 1998. The decline in production was due, in part, to lower than planned ore grades encountered in the open pit in the fourth quarter and as a result of the modified operating plan introduced in 1999.

            Cash costs per gold equivalent ounce in 1999 decreased to $304 from $314 in 1998. Cash costs were reduced to $277 per gold equivalent ounce in the third quarter of 1999; however, the production decline in the fourth quarter reversed the declining cost trend established earlier in the year.

            Mining efforts have now been redirected to higher grade slot-cut reserves and the Company expects production in 2000 to improve and cash costs should decline accordingly.

            Adjusting for the disappointments encountered in the open pit significantly decreased Fachinal's proven and probable reserves. However, exploration in 1999 was successful in adding significantly higher grade tons to the mine's mineralized material inventory. At the end of 1999 the Fachinal property contained a significant mineralized material inventory and the Company has planned a minimum $1.1 million exploration program for 2000, which will concentrate on upgrading this inventory to reserve status for mining.

            During 1999, the Company exercised its option to purchase 100% of the Furioso property for $500,000. The high grade Furioso deposit (proven and probable reserve of 47,000 tons grading 0.76 gold equivalent ounces per ton) is located approximately 50 miles southwest of the Fachinal mine and is scheduled to commence production in the fourth quarter of 2000. Furioso ores will be processed at the Fachinal mill. Estimated cash costs at Furioso are $120 per gold equivalent ounce. Estimated capital costs to bring Furioso into production, including both the construction of an access road and the property purchase cost, are $2.7 million.

                        Total capital expenditures at the Fachinal Mine in 1999, excluding the purchase of the Furioso property, were $0.9 million, primarily for underground mine development and miscellaneous mining and processing equipment. The Company plans approximately $0.6 million of capital expenditures at Fachinal in 2000, excluding Furioso development.

            At December 31, 1998, the Company reviewed the carrying value of the Fachinal Mine and recorded an impairment write-down of $42.9 million, reflecting its expectation that it would not recover the full value of its remaining investment.

         YEAR-END PROVEN AND PROBABLE ORE RESERVES (1) - FACHINAL MINE
                                                                1999                  1998
                                                                ----                  ----


             Tons (000's)                                          510                 1,475
             Ounces of silver per ton                             4.27                  2.70
             Contained ounces of silver (000's)                  2,181                 3,986
             Ounces of gold per ton                               0.11                  0.07
             Contained ounces of gold                           56,000               110,000


                        YEAR-END MINERALIZED MATERIAL (1)


                                                                 1999                  1998
                                                                 ----                  ----
             Tons (000's)                                       1,961                 3,953
             Ounces of silver per ton                            5.18                  2.16
             Ounces of gold per ton                              0.11                  0.08


                                 OPERATING DATA


                                                                 1999                  1998
                                                                 ----                  ----
             PRODUCTION
                 Tons ore milled                              444,691               568,051
                 Ore grade gold (oz./ton)                       0.064                 0.057
                 Ore grade silver (oz./ton)                      2.84                  3.20
                 Recovery gold (%)                                 87                    88
                 Recovery silver (%)                               89                    88
                 Gold produced (oz.)                           25,480                28,358
                 Silver produced (oz.)                      1,099,342             1,596,676

             COST PER OUNCE OF GOLD EQUIVALENT(2)
                 Cash costs                                      $304                  $314
                 Noncash costs                                     64                   206
                                                            --------------------------------
                 Total production costs                          $368                  $520


           (1) Proven and probable ore reserves and mineralized material includes the Furioso property near the Fachinal Mine, which the Company purchased in 1999.
           (2) Gold equivalent gold production is calculated by dividing actual silver ounces produced by the ratio of the yearly average silver price to gold price. This total is then added to actual gold production for the year to determine total gold equivalent production for purposes of calculating cash and noncash costs per ounce.

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

PETORCA MINE

          Coeur owns 100% of the Petorca Mine located on approximately 34,000 acres in the western Andean foothills approximately 90 miles north of Santiago, Chile. In July 1994, the Company acquired an interest in Compania Minera CDE El Bronce, a Chilean corporation ("CDE El Bronce") that owned the producing El Bronce Mine, now known as the Petorca Mine. In September 1996, the Company increased its ownership interest of CDE El Bronce to 100%.

          The property consists of 64 exploitation concessions and 10 exploration concessions. Surface rights to permit mining on the property have been granted by the private owners. Ore is produced from a complex system of precious metals bearing, epithermal, quartz-veins hosted in Cretaceous volcanic rocks.

          Petorca is an underground gold mine which is serviced by adits at different levels and underground ramps. The mine uses trackless cut and fill sublevel caving with uncemented backfill and shrinkage mining methods. Ore is hauled to the mill in 20-ton trucks.

            The processing plant has two grinding circuits with a total capacity of 900 tons per day. Approximately 35% of the total gold produced is recovered by gravity methods to produce a gold dore. The remaining gold and silver are recovered by traditional flotation methods which produce a high-grade concentrate which is sold to third-party smelters, primarily in Japan. The Company estimates, based on operating experience, recovery rates of 92% for gold and 85% for silver.

          Electrical power is purchased from a local distributor that is connected to the main Chilean power grid. Process water is pumped from the Petorca river and in part recovered from a re-circulating system from the tailings impoundment area.

            Due to operating losses incurred at the mine, the Company recorded a $54.5 million impairment write-down in the first quarter of 1998.

            Subsequent to the write-down, sufficient exploration success was achieved to allow the mine to continue operations and during the third quarter of 1998, the Company implemented a modified mining program focused on reducing cash costs and generating positive operating cash flows. Mine personnel were reduced by 40%, the mill was put on a reduced operating schedule, mining was focused on higher-grade veins, and key supply and service contracts were re-negotiated.

            As a result of the modified mining program, production in 1999 declined to 29,400 ounces of gold as compared to 37,700 ounces in 1998. However, cash costs declined 19% from $336 per ounce in 1998 to $271 per ounce in 1999.

            In addition, exploration success in 1999 added to Petorca's mineralized material inventory and has provided solid evidence that future exploration programs may be successful. At the end of 1999, the Company had defined proven and probable reserves sufficient for two years of operations and Coeur anticipates having an additional two years of proven and probable reserves by the end of 2000.

            Capital expenditures at Petorca in 1999 were $0.3 million, primarily for mine development. Similar levels of capital spending are anticipated for 2000.

            Coeur has an obligation to pay the prior owner of CDE El Bronce a 3% net smelter return royalty, payable quarterly, which commenced on January 1,

1997. From July 1998 to June 1999, the prior owner agreed to a 2.4% net smelter return royalty. The agreement for the 2.4% NSR has been extended through the year 2000.

            YEAR-END PROVEN AND PROBABLE ORE RESERVES - PETORCA MINE


                                                                          1999                1998
                                                                          ----                ----
             Tons (000's)                                                  377                 424
             Ounces of silver per ton                                     0.59                0.60
             Contained ounces of silver (000's)                            222                 255
             Ounces of gold per ton                                       0.23                0.22
             Contained ounces of gold                                   85,000              95,000


                        YEAR-END MINERALIZED MATERIAL (1)


                                                                          1999                1998
                                                                          ----                ----
             Tons (000's)                                                  933                 858
             Ounces of silver per ton                                     0.55                0.51
             Ounces of gold per ton                                       0.29                0.33


                                 OPERATING DATA


                                                                          1999                1998
                                                                          ----                ----
             PRODUCTION
                 Tons ore milled (000's)                               191,929             236,016
                 Ore grade gold (oz./ton)                                0.166               0.172
                 Ore grade silver (oz./ton)                              0.391               0.355
                 Recovery gold (%)                                          92                  93
                 Recovery silver (%)                                        85                  84
                 Gold produced (oz.)                                    29,392              37,746
                 Silver produced (oz.)                                  69,952              70,755

             COST PER OUNCE OF GOLD (2)
                 Cash costs                                               $271                $336
                 Noncash costs                                              14                  44
                                                                     ------------------------------
                 Total production costs                                   $285                $380


            (1) Certain mineralized veins remain geologically open both vertically and horizontally.
            (2) Revenue from silver production at Petorca is treated as a by-product credit for purposes of calculating cash and noncash unit costs.

GASGOYNE GOLD MINES NL - YILGARN STAR MINE

            In May 1996, Coeur acquired approximately 35% of the outstanding shares of capital stock of Gasgoyne, an Australian gold mining company, in exchange for a total of 1,419,832 shares of Coeur common stock and cash totaling approximately $15.4 million. In May 1997, Coeur acquired an additional 14% of the outstanding shares of Gasgoyne for US$14.9 million, as a result of which Coeur's ownership interest in Gasgoyne increased to 50%. Coeur's interest in Gasgoyne is being accounted for using the equity method. The remaining 50% interest in Gasgoyne is held by Sons of Gwalia Ltd., an Australian corporation headquartered in Perth, Western Australia.

            Gasgoyne is engaged in the exploration, development and ownership of gold properties located in Western Australia. Gasgoyne's principal asset is its interest in the Yilgarn Star Mine in the Marvel Loch region, located approximately 220 miles east of Perth. The Yilgarn Star Mine is operated as a Joint Venture with Sons of Gwalia Ltd. Sons of Gwalia has a 45% interest in the Yilgarn Star mine and Gasgoyne has a 50% interest; the remaining interest is held by a private party. As a result of its holding in Gasgoyne, the Company has a 25% indirect interest in the Yilgarn Star Mine with Sons of Gwalia having the remaining 75% interest and operatorship.

            The Yilgarn Star Mine commenced production in 1991 as an open pit gold mine. With most of the surface reserves nearing depletion, the operation began to develop the higher-grade underground reserves in late 1995. By mid 1998 mining activity was focused underground with supplemental mill feed being provided by limited surface operations and ore that had been stockpiled during previous open pit mining operations.

            The Nevoria Mill, which processed ore from the Southern Star mine open pit, ceased operations in July 1998 and was placed on a care and maintenance basis following the depletion of reserves at the Southern Star mine. All ore is now processed by the Star mill, which ran at an average of 2,500 tons per day (100% basis) during 1999 and recovered 95% of the gold from the ore processed.

            The Yilgarn Star Mine is a remote operation. Electrical power is generated on site by diesel generators and process and potable water is pumped from a nearby well field. While at the mine, workers are housed in a camp provided by the Joint Venture, located at the site. Underground mining is carried out by a contractor while ore processing, support and maintenance services and administration are provided by Yilgarn Star employees.

            Coeur's 25% share of production from the Yilgarn Star Mine was 26,400 ounce of gold in 1999, compared to 39,400 ounces in 1998. Cash costs increased from $215 per ounce in 1998 to $287 per ounce in 1999. Several factors contributed to the decrease in production and significant increase in costs: 1) The Mine completed the transition from open pit plus underground mining to underground only mining, 2) Ore grades and throughput, particularly in the fourth quarter of 1999, were below expectations and 3) Flooding of portions of the underground mine by unusually heavy rains delayed development and extraction of higher grade ore.

            Conversion to footwall mine development, hiring of a new underground mining contractor and the replacement of the primary crusher should result in reduced costs in 2000.

            In-mine and near-mine exploration did not produce new underground reserves in 1999. However, the significant regional exploration program conducted by Gasgoyne in the Marvel Loch and Laverton Regions, two of the most active gold mining regions in all of Australia, yielded positive results. Approximately 20 miles to the south of the Yilgarn Star Mine in the Marvel Lock region, the Company and Sons of Gwalia have discovered a potentially new open-pit deposit on the Cheritons Find tenement. Drilling to date has encountered gold values over a strike length of 1,300 feet. Some of the best intersections, all of which are near surface, are as follows: 1) 10 feet at 1.4 ounces per ton gold, 2) 10 feet at 0.94 ounces per ton gold and 3) 16 feet at
0.37 ounces per ton gold.

            The joint venture will continue to explore this new discovery in 2000 and the Company is currently working with Sons of Gwalia to redirect other previously planned reverse circulation drilling to this new prospect.

            During the fourth quarter of 1999, due to the continuing low gold price environment, the Company evaluated the recoverability of its investment in Yilgarn Star Mine. Using a $325 per ounce gold price and based on undiscounted future cash flows, in accordance with the standards set fourth in SFAS 121, the Company determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

          The following tables present Coeur's 25% interest in the reserves, mineralized material and operating results from the Yilgarn Star Mine:

          YEAR-END PROVEN AND PROBABLE ORE RESERVES - YILGARN STAR MINE


                                                                            1999              1998
                                                                            ----              ----
             Tons (000's)                                                    816              1,019
             Ounces of gold per ton                                         0.17               0.17
             Contained ounces of gold                                    138,000            171,000


                          YEAR-END MINERALIZED MATERIAL


                                                                            1999              1998
                                                                            ----              ----
             Tons (000's)                                                  1,942             1,539
             Ounces of gold per ton                                         0.12              0.14


                      OPERATING DATA (COEUR'S 25% INTEREST)


                                                                            1999              1998
                                                                            ----              ----
             PRODUCTION
                 Tons ore milled                                         226,181           336,460
                 Ore grade gold (oz./ton)                                  0.125             0.125
                 Recovery (%)                                                 94                93
                 Gold produced (oz.)                                      26,398            39,381

             COST PER OUNCE OF GOLD
                 Cash costs                                                 $287              $215
                 Noncash costs                                               200               201
                                                                       ----------------------------
                 Total production costs                                     $487              $416


KENSINGTON GOLD DEVELOPMENT PROPERTY

          On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30, 1995, Coeur Alaska paid to the Sellers a total of $32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net smelter return royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims.

            The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. The following proven and probable ore reserve table (see updated optimization study below).

                  YEAR-END PROVEN AND PROBABLE ORE RESERVES (1)


                                                               1999                   1998
                                                               ----                   ----
             Tons (000's)                                    13,893                  13,893
             Ounces of gold per ton                            0.14                    0.14
             Contained ounces of gold                     1,896,000               1,896,000


                          YEAR-END MINERALIZED MATERIAL


                                                               1999                   1998
                                                               ----                   ----
             Tons (000's)                                    10,510                 10,510
             Ounces of gold per ton                            0.13                   0.13


           (1) The proven and probable reserves estimate is based on an ore reserve endorsement dated February 1997 by Steffen, Robertson & Kirsten, independent mining consultants. The reserve estimate was based on a long average life of mine gold price of $410 per ounce.


            Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims.

            During 1998 and 1999, the Company's efforts at Kensington continued to be directed toward the permitting process and further project optimization studies. The Company announced in April 1998 that it had obtained all significant permits required to proceed with development of the mine. However, in view of continuing low gold prices, the Company initiated an optimization study, utilizing independent third party consultants, which was intended to improve the economic viability of the project.

            In December 1998, the Company announced the completion of the independent optimization study which contained a new mine plan that requires extensive permit modifications. Based on the results of the optimization study the Company estimated that the project's cash operating costs should be reduced to approximately $190 per ounce of gold and total capital costs to develop the mine should be reduced to approximately $192 million.

            The 1998 optimization study called for changes relating to the tailings management system, on-site gold recovery, facility relocation and increased mill throughput. The tailings management system involved placing most of the Kensington tailings on the floor of the Lynn Canal via an engineered system called Underwater Tailings Placement ("UTP"). In the UTP process, only inert (non-reactive) tailings would be piped directly to the sea floor at a depth of approximately 750 feet. The plan also called for recovering gold on-site with sodium cyanide gold processing in a separate, fully contained system. Other changes in the mine plan involved relocating surface facilities such as the ore grinding facilities to an underground location and increasing the mine production rate.

            The proposed use of UTP would require the Company to obtain from the EPA a site-specific exemption from its rules regulating gold mining. In addition, modification to the Environmental Protection Agency ("EPA") National Pollution Discharge Elimination System ("NPDES") permit would be required, which in turn would most likely require the EPA to prepare a Supplemental Environmental Impact Statement. Modifications also would be required to the US Forest Service approval of the Plan of Operations, the Army Corps of Engineers
Section 404 permit for tailings facility construction, and the City and Borough of Juneau Large Mine Permit. Additional required authorizations of federal, state and local jurisdictions would be required to reflect the mine plan changes.

            While not yet fully complete, continued project optimization during 1999 has indicated that the capital cost to develop the property could be further reduced. The 1999 optimization efforts included: 1) A proposed reduction in process throughput combined with a corresponding increase to the grade of ore to be mined, 2) A relocation of the plant site, 3) A change to the method and routing of personnel and supplies transportation, and 4) A possible alternative tailings management system. The Company will continue to examine these new alternatives given the potential capital cost savings.

            The Company's capital expenditures at the Kensington Property totaled approximately $6.7 million (excluding capitalized interest) in 1999. Such expenditures were used to continue the permitting and optimization activities. The Company plans approximately $5.9 million (excluding capitalized interest) in project expenditures during 2000, which are planned for technical support, engineering studies required to complete the modified permitting activities and site maintenance.

            On December 31, 1998, due to the continuing low gold price environment, the Company reviewed the carrying value of the Kensington property using a $350 per ounce gold price assumption and recorded a non-cash impairment write-down of $121.5 million. The write-down does not jeopardize Kensington's future operating plans. Coeur remains committed to completing the permitting process in order to prepare the property for a production decision should the gold price return to historical levels. However, no assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

THE SAN BARTOLOME PROJECT

            Coeur acquired 100% of the equity interest in Empressa Minera Manquiri S.A. ("Manquiri") from Asarco on September 9, 1999. Manquiri's principal asset is the mining rights in the San Bartolome project, an early stage silver development property located near the city of Potosi, Bolivia, on the flanks of Cerro Rico which has been a world class silver producing district for many centuries, having produced in excess of 1.0 billion ounces of silver. The San Bartolome project consists of six distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques which can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of Cerro Rico.

           The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company, COMIBOL. At present, 67 square kilometers of concessions (16,600 acres) are controlled by Manquiri. The JV/lease agreements are subject to a 4% production royalty payable partially to the Cooperatives and COMIBOL. During the current exploration stage, the properties are subject to monthly payments totaling approximately US $25,500.

           Of the six pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as:
Huachajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este), and Santa Rita. Since acquiring the property, Coeur has commenced evaluation of all facets of the project. Coeur's initial detailed drilling and bulk sampling programs are well underway and are expected to be completed in 2000. Interpretation of the results is ongoing. Currently underway are resource and reserve evaluations, metallurgical testing to determine the optimum process flow sheet, order of magnitude capital cost estimate, and collection of baseline environmental data for mine permitting.

           Resource estimates prepared in March 1999 and a revised Santa Rita estimate provided in September 1999 by The Winters Company, Coeur's independent mining consultants, indicate that the San Bartolome property has an estimated total mineralized material inventory of 104.8 million ounces of silver in the three main sucu deposits tested, contained in 34.3 million tons of material, with an average silver grade of 3.1 ounces per ton at a 1.75 ounce per ton silver cutoff grade.

          Coeur plans approximately $4.4 million of exploration and project development expenditures at San Bartolome during 2000.

            The San Bartolome project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. The resource estimates indicated by the geologic studies performed to date are preliminary in nature and may differ materially after further development and metallurgical testing is completed. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of a foreign country may also present challenges.

            In addition to the San Bartolome project, Manquiri holds two gold exploration properties in the Potosi department. Geological mapping, trenching and sampling have been complete on the Khory Huasi property, which is located 150 kilometers southwest of Potosi and drill targets have been defined. The Poconota property is located near Kory Huasi, but is at an early stage of exploration. Coeur has no present plans for the exploration of these properties.

PAN AMERICAN SILVER CORPORATION INTERESTS

            Coeur acquired 1,500,000 shares of common stock of Pan American Silver Corporation ("Pan American") from Asarco on September 9, 1999, which shares constituted approximately 5.2% of Pan American's then outstanding shares. Coeur also recieved warrants to acquire additional Pan American shares which expired unexercised on December 31, 1999. In addition, Coeur acquired a 20% net earnings life-of-mine royalty interest in the Quiruvilca Mine in northern Peru.

            Pan American is a Vancouver, Canada, based silver mining, development and exploration company. Its assets include the Quiruvilca Mine in northern Peru which produced 3.1 million ounces of silver in 1998, and the Dukat silver development property in Russia. Pan American also has silver development properties in Mexico and has silver exploration programs in Peru, Bolivia, Russia and Canada.

            Pan American's common stock is traded on the Toronto Stock Exchange and the NASDAQ National Market. In the fourth quarter of 1999 Coeur sold 320,000 or 21% of the Pan American shares it held, realizing an average price of $6.82 per share. There are no restrictions on the transfer or sale of the remaining 1,180,000 shares held by Coeur.

            In 1999, Pan American's common stock traded on the NASDAQ National Market at a high of US $7 9/16, and a low of US $4 3/4. The last sale on December 31, 1999 was at US $5 1/4. The average daily trading volume in 1999 on the NASDAQ National Market was 137,000 shares.

            As stated above, Coeur also owns a 20% net earnings life-of-mine royalty payable by Pan American with respect to the Quiruvilca Mine. However, the royalty is calculated in such a manner that Pan American has historically been able to allocate sufficient costs to the mine so that the royalty payments have been deminimus.

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

                                               Year Ended December 31,
                    ----------------------------------------------------------------------------
                           1996               1997                1998                1999
                    ------------------  ------------------- ------------------  ----------------
                      High      Low        High      Low       High     Low      High     Low
                    -------- ---------   --------  -------   -------  -------   -------  -------
  Silver -          $  5.79  $  4.67     $  6.21   $  4.21   $  7.31  $  4.72   $  5.77  $  4.91
  Gold   -          $414.80  $367.40     $366.55   $283.00   $313.15  $273.40   $325.50  $252.80


  MARKETING

            Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 1999. In order to ensure certain minimum cash flows and reduce the impact of any declines in gold prices, however, the Company has established the prices to be received in the future for a portion of its gold production by entering into a combination of forward sales agreements and put and call options. At December 31, 1999, approximately 30% of the Company's estimated annual production of gold over the next five years was committed under the Company's gold hedging program.

EXPLORATORY AND DEVELOPMENTAL MINING PROPERTIES

            Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Australia and Bolivia. Exploration and development expenses of approximately $8.5 million, and $9.2 million were incurred by the Company in connection with exploration and development activities in 1999 and 1998, respectively.

            In keeping with the Company's overall efforts to focus its resources, Coeur conducted more than 70% of the 1999 exploration program on or near existing properties where infrastructure and production facilities are already in place. The Company will continue this exploration focus in 2000.

            In addition to its exploration program around existing mines, the Company also controls a number of early-stage prospects, the most promising of which is its Carrizalillo silver-gold prospect in north central Chile located approximately 45 miles southeast of the city of Copiapo. Geochemical surveys, sampling programs and limited reverse circulation drilling have identified a number of promising areas of silver-gold mineralization. An initial 3,300 foot drilling program has been planned.

            Recent exploration at Coeur Silver Valley has enabled the Company to establish a much clearer understanding of the in-mine potential. This insight was instrumental in the discovery and extension of the 117 vein and the addition of a potential 1,000 feet of strike length to the high-grade 72 vein at the 5,500 level. The exploration program has also indicated that there is potential to develop new reserves and resources not only at depth, but also in the upper levels of the Galena mine that had been passed over in prior years. In addition, limited exploration for silver is being conducted adjacent to the main Galena and Coeur property on land leased from the Sterling Mining
Company, Placer Creek Mining Company, Silver Buckle Mines, Inc. and American Silver Mining Company.

            Gasgoyne Gold Mines NL (50% owned by Coeur) is conducting exploration programs at the Yilgarn Star Gold Mine and several exploration properties in the Laverton and Marvel Loch regions of Western Australia.

PROVISIONS OF THE TRANSACTION AGREEMENT AND SHAREHOLDER AGREEMENT WITH ASARCO

            As discussed above, Coeur consummated its acquisition of certain silver assets and properties from Asarco on September 9, 1999 in exchange for
7.125 million shares of Coeur Common Stock. Pursuant to the Transaction Agreement between Coeur and Asarco, dated May 13, 1999 and amended and restated as of June 22, 1999, and which was approved by the Company's stockholders at the Annual Meeting on September 8, 1999, Asarco must, during the five years following the acquisition, obtain the consent of Coeur to any sale of such shares, and Asarco may not sell any of such shares to anyone other than an affiliate of Asarco or in a widely distributed public offering.

            Pursuant to the Shareholder Agreement, dated as of September 9, 1999, between Coeur and Asarco (the "Shareholder Agreement"), Asarco has the right to nominate two directors for election to the Coeur Board of Directors. If Asarco voluntarily sells or transfers its shares of Coeur Common Stock to any person other than an affiliate and, as a result, its ownership is reduced to less than 10% of Coeur's Outstanding Common Stock, Asarco will have the right to nominate only one director, which right will continue so long as Asarco owns at least 1% of Coeur's outstanding Common Stock. Under the Shareholder Agreement, Asarco further agreed that without the consent of Coeur's Board of Directors, Asarco will not acquire Common Stock or other voting securities of Coeur, or any rights or options to buy any of such securities, if after any such acquisition, Asarco would own more than 20% of the total voting power of all outstanding voting equities securities of Coeur. Asarco has certain rights to request Coeur to register Asarco's shares of Coeur Common Stock under the Securities Act of 1933.

            The Shareholder Agreement further provides that until Asarco holds less than 10% of Coeur's outstanding Common Stock, the following actions by Coeur will require the prior written consent of Asarco: (i) approval of capital expenditure budgets and any single project requiring a capital expenditure in excess of $100 million; (ii) approval of any financial institution, terms and conditions and amounts with respect to any standard lines of credit or borrowings to be utilized or secured by Coeur exceeding $100 million; (iii) the creation of any lien in excess of $100 million on the assets of Coeur or any of its subsidiaries; (iv) the discharge of auditors when a material dispute exists in connection with the auditing of Coeur's books, records or financial statements; (v) the liquidation, dissolution or general winding-up of Coeur or any material subsidiary or the filing on behalf of Coeur or any material subsidiary of any voluntary petition seeking relief under the bankruptcy laws of the relevant jurisdiction; (vi) any material change in the nature of Coeur's business from its current business of precious metals mining and other businesses directly related thereto; (vii) the issuance by Coeur of any Common Stock or other class of its capital stock for consideration other than cash for a value in excess of $100 million; (viii) any material amendment of the By-Laws or Articles of Incorporation of Coeur which would conflict with, or in any way be inconsistent with, the terms of the Shareholder Agreement; and (ix) any increase in the number of directors of Coeur above eleven. Asarco will be deemed to have consented to any of the above actions if (i) the action shall have been included as a specific agenda item for a meeting of Coeur's Board of Directors, (ii) the written agenda together with all relevant information relating to the proposed action shall have been delivered to directors in advance of such meeting and (iii) at such meeting directors nominated by Asarco vote in favor of such action. Also, no consent of Asarco will be required for any Coeur debt restructuring, including any exchange, subject to certain conditions.

            Asarco was acquired by Grupo Mexico S.A. on November 17, 1999, subsequent to this shareholder Agreement. It is not known at this time, what impact, if any, the new ownership of Asarco will have on the relationship between Asarco and the Company. However, the Company expects the terms of the agreement to remain the same.

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

          For the years ended December 31, 1997, 1998 and 1999, the Company expended $5.0 million, $8.0 million and $7.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $6.0 million for that purpose in 2000. In addition, since the inception of the project through December 31, 1999, the Company expended approximately $18.6 million on environmental and permitting activities at the Kensington Property and expects to spend approximately $2.2 million there for that purpose in 2000. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

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

          Foreign Government Regulations

          The mining properties of the Company that are located in New Zealand, where the Company's Golden Cross Mine is the subject of post-closing reclamation, and Chile are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in both Chile and New Zealand.

            The Republic of Bolivia, where the San Bartolome project is located, has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. A recently established State Council for the Environment (CODEMA) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations.

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

            In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $.30 per hectare. An exploration concession is valid for a three-year period. It may be renewed for new periods unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession.

EMPLOYEES

The number of full-time employees at March 1, 2000 of Coeur d'Alene Mines Corporation and its subsidiaries was:

            United States Corporate Staff & Office              37
            Coeur Silver Valley Mine (1)                       209
            Coeur Rochester Mine                               239
            Kensington Property                                  8
            Chilean Corporate Staff & Office                    13
            Chilean Exploration Staff                           23
            Petorca Mine (1)                                   318
            Fachinal Mine (1)                                  228
                                                               ---
                    Total                                    1,075

The number of full-time employees (excluding contractors' employees) at March 1, 2000 in jointly-owned operations in which Coeur participates was:

            Yilgarn Star (1)                                    72
            Golden Cross Mine                                    6
                                                              ----
                    Total                                       78

              (1) Oerations where a portion of the employees are represented by a labor union.

            The current collective agreement with Cia Minera CDE Petorca started June 1, 1999 and will expire May 31, 2002. The agreement with Cia Minera CDE Fachinal Ltda. started September 1, 1999 and will expire August 31, 2001. The Company also maintains a labor agreement at its Coeur Silver Valley mine. The agreement is effective from October 1, 1999 through December 13, 2002 and is with the United Steelworkers of America. Labor relations at all represented mines are believed to be good.

  ITEM 2.  PROPERTIES.

          Information regarding the Company's properties is set forth under
Item 1 above.

  ITEM 3.  LEGAL PROCEEDINGS.

  Federal Natural Resources Action

            On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million and as a result of pretrial discovery, it appears the United States believes it can prove damages over $1 billion. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter.

            In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the 1986 settlement with the state bars the federal claims. That motion remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area rather than the entire Coeur d'Alene Basin. Although that ruling limits the geographic coverage of the United States' action, the ruling does not prohibit the EPA from attempting to utilize its hazard ranking system which could potentially broaden the scope of the United States' allegations. The United States appealed this decision to the United States Court of Appeals for the 9th Circuit. The Appeal has been argued but not decided. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, and requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. The court denied this motion on the grounds that further facts must be developed at trial before the issue can be decided.

Settlement of Golden Cross Lawsuit

            On July 15, 1996, the Company filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus

Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. The Company's lawsuit sought rescission and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. On February 17, 1999, Cyprus filed a motion to vacate the trial date and a motion to dismiss the second amended complaint. On July 12, 1999, the Court entered an order denying the motion to dismiss and the motion to vacate the trial date. During the third quarter of 1999, the Company received $31.5 million from Cyprus in connection with the settlement of the action. The Company recorded other income of approximately $21.1 million during the third quarter of 1999, which was the net amount of settlement proceeds after the deduction of a $4.4 million subrogation payment to Coeur's flood insurance carrier and a $6 million payment to the plaintiffs in the class action discussed below.

Settlement of Class Action Securities Lawsuit

            On July 2, 1997 a suit was filed by purchasers of the Company's Common Stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the lawsuit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997, an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserts that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts.

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

Dismissal of Derivative Action

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table sets forth certain information regarding the Company's current executive officers:



                                   Office with              Appointed
Name                        Age    the Company              to Office
----                        ---   ---------------------     ---------
Dennis E. Wheeler           57    Chairman of the Board         1992
                                  President                     1980
                                  Chief Executive Officer       1986

Robert Martinez             53    Senior Vice President,        1998
                                  Chief Operating Officer

Geoffrey A. Burns           40    Vice President
                                  Chief Financial Officer       1999


Gary W. Banbury             47    Vice President - Human        1998
                                  Resources

Steven L. Busby             40    Vice President - Engineering  2000


James K. Duff               55    Vice President                1996
                                  Business Development

Dieter A. Krewedl           56    Vice President - Exploration  1998

Robert T. Richins           52    Vice President                1989
                                  Environmental Services and
                                  Governmental Affairs

Wayne L. Vincent            38    Controller                    1998
                                  Chief Accounting Officer      1999

James N. Meek               48    Treasurer                     1999


            Messrs. Wheeler, Martinez, Richins, Duff, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as Senior Vice President and Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President - Operations since April, 1997 and previously was Vice President - Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Vice President and Chief Financial Officer in March 1999, Mr. Burns was Chief Financial Officer and Controller for Prime Resources Group, Inc and Homestake Canada Inc., respectively, from June 1992. Prior to his appointment as Vice President Human Resources, Mr. Banbury held the position of Manager of Human Resources with the Company. Prior to his appointment as Vice President Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his appointment as Vice President-Exploration on October 8, 1998, Mr. Krewedl was Vice President of Exploration for Echo Bay Mines, LTD. Prior to his appointment to his current position in May 1998, Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the past eight years.
Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting. Prior to his appointment as Vice President - Engineering on January 1, 2000, Mr. Busby held the position of Director - Technical Services.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

          The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                                      High           Low
                                                   --------       --------
          1998:     First Quarter                  $13.0000       $ 8.0000
                    Second Quarter                  13.5000         6.3750
                    Third Quarter                    7.8750         4.0625
                    Fourth Quarter                   7.4375         4.1250

          1999:     First Quarter                  $ 6.0000       $ 3.8750
                    Second Quarter                   5.0000         3.7500
                    Third Quarter                    5.0625         4.0000
                    Fourth Quarter                   5.2500         3.1250

          The Company paid per share cash distributions or dividends on its Common Stock of $.15 on each of April 19, 1996 and April 21, 1995. In March 1997, the Company announced the Board's decision not to pay a dividend on its Common Stock in April 1997. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

          At March 17, 2000, there were 6,689 record holders of the Company's outstanding Common Stock.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

          The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.


                                               Year ended          Year ended          Year ended        Year ended      Year ended
                                             December 31,        December 31,        December 31,      December 31,    December 31,
INCOME STATEMENT DATA:                        1995                 1996                1997                 1998           1999
                                       -------------------    -----------------  ------------------   ------------- ---------------
(In thousands except per share data)
Revenues:
  Sales of metal                             89,239               90,724             131,161             102,505       86,318
  Other income(1)                             9,504  (4)          13,348              20,739               9,469       22,628
                                             ------              -------             -------             -------      -------
     Total revenues                          98,743              104,072             151,900             111,974      108,946

Costs and expenses:
  Production costs                           60,549               72,368             103,254              70,163       66,896
  Depreciation and depletion                 12,791               10,166              31,883              28,555       19,620
  Administrative and general                 10,404               11,565              12,910              12,249        9,281
  Mining exploration                          4,830                7,676               7,925               9,241        8,518
  Interest expense                            9,746                3,635              10,253              13,662       16,408
  Writedown of mine Property(2)               1,481               54,416                   -             223,597       20,204
                                             ------              -------             -------             -------      -------
     Total expenses                          99,801              159,826             166,225             357,467      140,927

Net loss from operations before income
  Taxes                                     (1,058)             (55,754)            (14,325)           (245,493)     (31,981)
(Provision) benefit for
  income taxes                                (200)               1,184                 242                (919)        (332)
                                            -------              -------             -------             -------      -------
Net loss from continuing
  Operations                                (1,258)             (54,570)            (14,083)           (246,412)     (32,313)
Income from discontinued
  operations(net of taxes)(3)                2,412                     -                   -                   -            -
                                            -------              -------             -------             -------      -------
Income(loss) before
  extraordinary  item                         1,154             (54,570)            (14,083)           (246,412)     (32,313)
Extraordinary item - early
  retirement of debt(net of
  tax of zero)(4)                                -                    -                   -              12,158        3,990
                                         ----------           ----------          ----------          ----------   ----------
Net income (loss)                        $   1,154            $ (54,570)          $ (14,083)          $(234,254)   $ (28,323)
                                         ==========           ==========          ==========          ==========   ==========
Net income(loss) attributable
  to Common Shareholders                 $   1,154            $ (62,967)          $ (24,615)          $(244,786)   $ (38,855)
                                         ==========           ==========          ==========          ==========   ==========

BASIC AND DILUTED EARNINGS PER
SHARE DATA(5):
Net loss from  operations                $    (.08)           $   (2.93)          $   (1.12)          $ (11.73)     $  (1.77)
Income from discontinued
    Operations (net of taxes)                  .15
                                         ----------           ----------          ----------          ----------   ----------
Income (loss) before
  extraordinary item                            .07               (2.93)              (1.12)            (11.73)        (1.77)
Extraordinary item - early
  retirement of debt(net of tax)                 -                    -                   -                .55           .16
                                         ----------           ----------          ----------          ----------   ----------
Net income (loss) attributable
   to common shareholders                $     .07            $   (2.93)           $   1.12)         $  (11.18)     $  (1.61)
                                         ==========           ==========           =========         ==========     =========
Cash dividends paid per
 Common share                           $     .15            $     .15            $       -          $        -     $       -
                                         ==========           ==========           =========         ==========     =========
Weighted average shares of
  Common stock                               15,879              21,465              21,890              21,899       24,185
                                         ==========           ==========           =========         ==========     =========


BALANCE SHEET DATA:                       1995          1996            1997          1998           1999
                                          ----          ----            ----          ----           ----
   (In Thousands)
   Total assets                         $445,646     $580,330        $658,702       $365,980       $354,047
   Working capital                       105,597      179,626         221,610        153,837        157,885
   Long-term liabilities                 184,789      202,566         298,152        258,340        264,709
   Shareholders' equity                  239,832      346,198         322,089         77,067         68,165


(1) Included in the results of operations for the year ended December 31, 1995 are (i) a gain of $4.4 million (included in other income) from the sale of gold and silver purchased in the open market which was in turn delivered pursuant to fixed price forward contracts during the year; and (ii) $2.4 million of income from discontinued operations (including the $2.2 million after-tax gain from the related sale of certain non-mining assets in May 1995) during the year.

        Included in the results of operations for 1999 are (i) gain of $21.1 million in settlement of Cyprus litigation suit, (ii) The recorded loss on mark to market of the Company's call positions for $4.3 million.

        Included in the results of operations for 1997 are (i) the receipt of $8.0 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine and (ii) a gain of $5.3 million arising from the sale of gold purchased in the open market which was delivered pursuant to fixed price forward contracts in the first quarter of 1997.

(2) During the fourth quarter of 1999, due to the continuing low gold price environment, the Company evaluated the recoverability of its investment in Yilgarn Star Mine. Using a $325 per ounce gold price and based on undiscounted future cash flows, in accordance with the standards set fourth in SFAS 121, the Company determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

     During the first quarter of 1998, the Petorca mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. An evaluation of operations was completed and as a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca's mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a non-cash write-down for impairment in the first quarter of 1998 of $54.5 million relating to its investment in the Petorca mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at Petorca and to provide for estimated termination costs. Subsequent to the write-down, sufficient exploration success was achieved to allow the mine to continue operations.

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

        In addition, in December 1998, the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual, and recorded an additional write-down of $4.3 million in the fourth quarter of 1998. The shortfall was due to changes in estimates from the initial write-down related to the fair value of the remaining assets of $9.5 million, offset in part by a $5.3 million reduction to estimated closure and remediation costs.

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

        In addition, the Faride property in Chile was written down by $1.2 million due to management's decision not to exercise its final option payment on the project.

(3) On May 2, 1995, the Company sold the assets of its flexible hose and tubing division, The Flexaust Company, and shares of a related subsidiary for approximately $10.0 million, of which approximately $4 million was paid at the time of closing and the balance was payable over the next five years. The results of operations and the gain on sale of Flexaust manufacturing segment are presented as "Discontinued Operations." The Company recorded a pre-tax gain on the sale of approximately $3.9 million ($2.2 million net of income taxes) during the second quarter of 1995.

(4) During July, September and December 1999, the Company repurchased approximately $10.2 million principal amount of its outstanding 6% convertible Subordinated Debentures due 2002 for a total purchase price of approximately $6.2 million, excluding purchased interest of $.2 million. Associated with this transaction, the Company eliminated $.1 million of capitalized bond issuance cost. As a result, the Company has recorded an extraordinary gain of approximately $4 million, net of taxes of zero, during 1999 on the reduction of its indebtedness.

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

(5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Notes to the consolidated financial statements.

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

           The results of the Company's operations are significantly affected by the market prices of gold and silver which fluctuate widely and are affected by many factors beyond the Company's control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

Acquisition of Silver Assets from Asarco Incorporated

            On September 9, 1999, the Company acquired most of Asarco's silver mining assets in exchange for the issuance of 7.125 million shares of the Company's Common Stock. The silver mining assets acquired included Asarco's 50% interest in Silver Valley Resources Corporation ("Silver Valley"); Asarco's wholly-owned subsidiary, Empress Minera Manquiri S.R.L., which owns the San Bartolome property, an early stage silver development property in Bolivia; 1.5 million shares, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia and warrants for an additional 500,000 shares; and a 100% interest in NPMC, Inc., which owns a 20% net profits interest in the Quiruvilca Silver Mine in Peru operated by Pan American Silver Corporation.

Operating Mines

           The Company owns and operates the following producing mines:

1) Rochester mine, a heap leach silver and gold mine in Nevada

2) Galena mine, an underground silver mine in the Coeur d'Alene district of Idaho

3) Petorca mine, an underground gold mine in Chile; and

4) Fachinal mine, an open pit and underground gold and silver mine in Chile

           The Company also owns 50% of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of the Yilgarn Star mine in Western Australia and various other exploration properties. On April 28, 1998, the Company discontinued mining operations at the Golden Cross mine in New Zealand, in which the Company had an 80% operating interest.

Total Production and Reserves

           The Company's total production in 1999 was 9.6 million ounces of silver and 151,656 ounces of gold. Coeur estimates that production in 2000 will be approximately 11.5 million ounces of silver and 160,000 ounces of gold. Total estimated proven and probable reserves at December 31, 1999 were approximately 89.3 million ounces of silver and 2.6 million ounces of gold, compared to silver and gold reserves at December 31, 1998 of approximately
79.8 million ounces and 2.8 million ounces, respectively.

SFAS 121 Impairment Reviews; Write-down of Mining Properties

           In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the asset are less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value.

           As of December 31, 1999, due to the continuing low-gold price, the Company reviewed the carrying value of all its properties using long-term prices of $325 per ounce for gold and $5.50 per ounce for silver. As a result of this review, the Company determined that the undiscounted estimated future cash flows were insufficient to fully recover the carrying value of its investment in Gasgoyne, which owns 50% of the Yilgarn Star mine, and that the assets therefore were impaired. Accordingly, the Company recorded a write-down of $16.2 million to its investment in Gasgoyne, thereby reducing the carrying value to $29.0 million.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales of Metal

          Sales of concentrates and dore' decreased by $16.2 million, or 15.8%, for the year ended December 31, 1999 as compared to the same period of 1998 primarily as a result of lower production levels at Rochester and Fachinal mines and a decreased realized silver price. During 1999, the Company produced a total of 9,596,833 ounces of silver and 151,656 ounces of gold compared to 10,703,178 ounces of silver and 209,959 ounces of gold in 1998.

          Spot silver and gold prices averaged $5.25 and $279 per ounce, respectively, in 1999 compared to $5.53 and $294 per ounce in 1998. During 1999, the Company realized average silver and gold prices of $5.23 and $319, respectively, compared with realized prices of $5.37 and $312 in 1998.

Other Income

          Interest and other income increased by $13.2 million, or 139%, in 1999 compared to 1998. The increase was primarily the result of: (i) the receipt of $21.1 million in net proceeds from the favorable settlement in the third quarter of 1999 of a lawsuit with Cyprus Minerals Company relating to the Golden Cross mine, offset by (ii) a loss of $4.3 million arising from the non cash mark to market adjustment on gold call options sold by the Company.

Expenses and Write-down of Mining Properties

                                 [BAR CHART]
   -----------------------------------------------------------------------
                                 1998          1999
                                 ----          ----
Production Costs                 66.9         70.2
Depreciation/Depletion           19.6         28.6
Administration and General        9.3         12.2
Exploration                       8.5          9.2
Interest Expense                 16.4         13.7
Write-down and Other             20.2        223.6

                                     (millions)
   -----------------------------------------------------------------------

           For the year ended December 31, 1999, total expenses decreased by $216.5 million. The decrease is primarily attributable to the combined $218.9 million write-downs of the Petorca and Fachinal mines and the Kensington property, and an adjustment of $4.2 million to the closure accrual at Golden Cross in the fourth quarter of 1998 compared to the $16.2 million write-down of the Company's investment in Gasgoyne in 1999.

          Production costs decreased by $3.3 million in 1999. The decrease was primarily due to lower production levels in 1999. Depreciation and depletion decreased $9 million in 1999 compared to 1998, primarily due to lower production and the reduction in carrying value at the Fachinal mine in 1998. Administration and general expenses decreased $2.9 million in 1999, or 24% below 1998. The decrease was due to the implementation of a comprehensive cost reduction program. Exploration expense for 1999 decreased by $.7 million, or 7.8%, under 1998.

           The cash costs per ounce of silver equivalent at the Rochester mine decreased to $3.97 in 1999 compared to $4.07 per ounce in 1998. The decrease was due to a lower strip ratio in the open pit in 1999. Cash costs at Silver Valley were $5.09 per silver ounce in 1999 compared to $4.39 in 1998. Cash costs at the Petorca Mine in 1999 averaged $271 per ounce of gold versus $336 in 1998. The decrease was the result of improved productivity following implementation of a modified mining plan. Cash costs at Fachinal were $304 per ounce for the year ended December 31, 1999 compared to $314 per ounce in the previous year. The decrease was primarily a result of cost savings programs implemented in 1999. The cash costs at the Yilgarn Star mine for the year ended December 31, 1999 were $287 per gold ounce compared to $215 per gold ounce for 1998. The increase resulted from: (i) the planned transition from open pit mining to higher cost underground mining, (ii) reduced ore grade and throughput, particularly in the fourth quarter; and (iii) flooding of portions of the underground mine by unusually heavy rains which delayed the development and extraction of higher-grade ore.

Net Loss

           The Company's loss before income taxes and extraordinary items was $32.3 million in 1999 compared to a loss of $245.5 million in 1998. The Company reported an income tax provision of $.3 million for 1999, compared to $.9 million in 1998. In 1999, the Company recorded an extraordinary gain on early retirement of debt (net of taxes) of $4 million and paid $10.5 million in preferred stock dividends. As a result, the Company reported a net loss attributable to common shareholders of $38.9 million, or $1.61 per share, in 1999, compared to $244.8 million, or $11.18 per share in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Sales of Metal

          Sales of concentrates and dore' decreased by $28.7 million, or 22%, for the year ended December 31, 1998 as compared to the same period in 1997 primarily as a result of the closure of the Golden Cross mine in New Zealand and a significantly lower realized gold price partially offset by an improved realized silver price. During 1998, the Company produced a total of 10,703,178 ounces of silver and 209,959 ounces of gold compared to 11,024,225 ounces of silver and 290,962 ounces of gold in 1997.

          Spot silver and gold prices averaged $5.53 and $294 per ounce, respectively, in 1998 compared to $4.89 and $331 per ounce in 1997. During 1998, the Company realized average silver and gold prices of $5.37 and $312, respectively, compared with realized prices of $4.89 and $335, respectively, in 1997.

Other Income

          Interest and other income decreased by $11.3 million, or 54%, in 1998 compared to 1997. The decrease is primarily the result of: (i) the receipt of $8 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine in the second quarter of 1997, and (ii) a gain of $5.3 million arising from the sale of gold purchased on the open market which was delivered pursuant to fixed-price forward contracts in the first quarter of 1997. The decrease is partially offset by a gain of $1.2 million arising from the sale of silver purchased on the open market which was delivered pursuant to fixed-price forward contracts in the second quarter of 1998.

Expenses and Write-down of Mining Properties

   -----------------------------------------------------------------------
                              1998           1997
                              ----           ----
Production Costs             70.2            103.3
Depreciation/Depletion       28.6             31.9
Administration and General   12.2             12.9
Exploration                   9.2              7.9
Interest Expense             13.7             10.3
Write-down and Other        223.6

                                  ($ millions)
   -----------------------------------------------------------------------

          For the year ended December 31, 1998, total expenses increased by $191.2 million. The increase is primarily attributable to the combined $218.9 million write-downs of the Petorca and Fachinal mines and the Kensington property, and an adjustment of $4.2 million to the closure accrual at Golden Cross in the fourth quarter of 1998. Exploration expense for 1998 increased by $1.4 million, or 18%, over 1997.

          Production costs in 1998 decreased by $33.1 million, or 32%, as compared to 1997. The decrease is primarily attributable to the fact that the Company discontinued operations at the Golden Cross mine in early 1998.

          In 1997, based upon operating experience and metallurgical testing at the Rochester property, the Company determined that the amount of silver and gold that will ultimately be extracted in the heap leach process was underestimated. Prior to the fourth quarter, the Company estimated it would recover 55% of the silver and 85% of the gold mined. Effective with the fourth quarter of 1997, the Company increased its estimated recovery rates to 59% for silver and 90% for gold. The Company accounted for the effect of the change prospectively, as a change in accounting estimate.

          The cash cost per ounce of silver equivalent at the Rochester mine decreased to $4.07 in 1998 compared to $4.36 per ounce in 1997. The decrease is due to a lower open pit strip ratio in 1997 which resulted in an amortization of deferred stripping costs. Cash costs at Silver Valley were $4.46 per silver ounce in 1998 compared to $3.74 in 1997 and was the result of the shutdown in 1998 of the Coeur mine. Cash costs at the Petorca Mine in 1998 averaged $336 per ounce of gold produced versus $348 in 1997. The decrease was primarily the result of mine efficiencies recognized in the third and fourth quarters of 1998.

Net Loss

            The Company's loss before income taxes and extraordinary items amounted to $245.5 million in 1998 compared to a loss of $14.3 million in 1997. The Company reported an income tax provision of $.9 million for 1998, compared to an income tax benefit of $.2 in 1997. In 1998, the Company recorded an extraordinary gain on early retirement of debt (net of taxes) of $12.2 million and paid $10.5 million in preferred stock dividends. As a result, the Company reported a net loss attributable to common shareholders of $244.8 million, or $11.18 per share, in 1998, compared to $24.6 million, or $1.12 per share, in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

             The Company's working capital at December 31, 1999 was approximately $157.9 million compared to $153.8 million at December 31, 1998. The ratio of current assets to current liabilities was 8.5 to one at December 31, 1999 compared to 6.0 to one at December 31, 1997.

             Net cash provided by operating activities in 1999 was $2.9 million compared with $13.7 million used in operating activities in 1998. The most significant non-cash items offsetting the net loss from continuing operations in 1999 were $22 million of depreciation, depletion and amortization expense, and non-cash write-downs of $18.7 million.

             A total of $26.1 million was used in investing activities in 1999 compared to $70.3 million provided in 1998. The most significant investing activities in 1999 were: (i) $9.7 million proceeds from the sale of short-term investments, offset by $22.5 million used to purchase short-term investments,
(ii) $9.3 million spent on developmental properties, and (iii) $4.1 million spent on operational mining properties. The Company's financing activities used $17.2 million during 1999 compared to $43.5 million used in 1998. The most significant financing activities in 1999 were the $6.1 million used to repurchase long-term debt and the $10.5 million in dividends paid to preferred shareholders. As a result, the Company's net cash decreased in 1999 by $40.4 million compared with a net cash increase of $13.1 million in 1998.

             The Company's capital budget for the year 2000 is estimated at $12.7 million, including capitalized interest of $1.8 million. Expenditures for remediation and reclamation for the year 2000 are estimated to be $3.1 million. The Company has budgeted $10.3 for exploration and pre-feasibility development in 2000, primarily to add reserves at its operating properties and to continue to evaluate the San Bartolome project in Bolivia. The Company expects that all of these cash requirements will be fulfilled by cash flow from continuing operations augmented by its cash on hand.

Federal Natural Resources Action

            On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million and as a result of pretrial discovery, it appears the United States believes it can prove damages over $1 billion.

            In March 1997, the Company filed a motion for partial summary judgement which remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area. The United States appealed this decision to the United States Court of Appeals for the 9th Circuit. The Appeal has been argued but not decided. Furthermore, in March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages.

            As at December 31, 1999, the matter remained unresolved and the Company intends to continue to vigorously defend its position. See Note O to the consolidated financial statements for further discussion of this action.

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

            During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the General Mining Law. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress are not presently known.

Environmental Compliance Expenditures

            For the years ended December 31, 1999, 1998 and 1997, the Company expended $7.0 million, $8.0 million and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, Petorca and Fachinal mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, since the inception of the Kensington project through December 31, 1999, the Company had expended a total of $18.6 million on environmental and permitting activities at the property.

            The Company estimates that environmental compliance expenditures at its Kensington developmental property during 2000 will be $2.2 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Capitalized Development Expenditures

            During 1999, the Company expended $6.5 million (excluding capitalized interest) for engineering, optimization studies and permitting costs at the Kensington property, $3.4 million at the Rochester mine, $1.1 million for continuing mine development at the Fachinal mine, $.2 million at the Petorca mine and $.6 million at the Galena mine. During 2000, the Company plans to expend $5.9 million at Kensington, $1.5 million for developmental activities at the Rochester mine, $4.3 million at the Galena mine and $2.6 for mine development at Fachinal. If the Company were to decide to construct a mining facility at Kensington, the Company currently estimates the cost at approximately $192 million over an eighteen-month period for construction and development.

Realization of Net Operating Loss Carryforwards

            The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has not recognized potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, current gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

            The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts and/or, put/call option contracts to hedge the effects of price fluctuations. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties or, during periods of significant price fluctuation, margin calls as a result of its hedging activities.

            The Company operates and therefore incurs expenses in several foreign countries (Australia, Bolivia, New Zealand and Chile). This exposes the Company to risks associated with fluctuations in the exchange rate, relative to the U.S. dollar, of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currency at a predetermined price. Gains and losses on foreign exchange contracts that are related to firm commitments are designated as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income, currently. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

            All of the Company's long-term debt at December 31, 1999 is fixed rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

            See Note M - Financial Instruments, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at December 31, 1999.

            Long-term debt obligations and related interest rates are presented in detail in Note I to the consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            As announced by the Company on August 2, 1999, the firm of Ernst & Young LLP ceased to serve as the Company's independent public accountants on July 27, 1999. On October 25, 1999, the Company engaged the firm of Arthur Andersen LLP to serve as the Company's independent public accountants.

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

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements are filed herewith:

     (1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8:

         Consolidated Balance Sheets - December 31, 1998 and 1999.

         Consolidated Statements of Operations - Years Ended December 31, 1997, 1998 and 1999.

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.

         Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K: The Company filed Current Reports on Form 8-K on October 25, 1999 reporting the Company's engagement of Arthur Andersen LLP to serve as the Company's independent public accountants.

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
                            Preferences of the Series A Junior Preferred
                            Stock of the Registrant, as filed with Idaho
                            Secretary of State on May 25, 1989 (Incorporated by reference to Exhibit 4(a) to the Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.)

    3(d) Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on

                              Form 10-Q for the quarter ended September
                              30, 1999.)

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

      10(b)        -          Lease agreement, dated as of October 10, 1986,
                              between Manufacturers Hanover Commercial
                              Corporation and Coeur-Rochester, Inc.
                              (Incorporated herein by reference to Exhibit 10
                              (a) to Registrant's Current Report on Form 8-K, dated October 10, 1986.)

      10(c)        -          Indenture, dated as of June 10, 1987, between the
                              Registrant and Citibank, N.A., as Trustee, relating to the Registrant's 6% Convertible
                              Subordinated Debentures Due 2002. (Incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                              June 10, 1987.)

      10(d)       -           Agreement, dated January 1, 1994, between
                              Coeur-Rochester, Inc. and Johnson Matthey Inc.
                              (Incorporated herein by reference to Exhibit 10
                              (m) of the Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1993.)

          -------------
           * Management contract or compensatory plan

        10(e)     -          Refining Agreement dated January 24, 1994,
                             between  the Registrant and Handy & Harman.
                             (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

     10(f)        -          Master Equipment Lease No. 099-03566-01, dated as
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

     10(h)        -          Rights Agreement, dated as of May 11, 1999,
                             between the Registrant and ChaseMellon Shareholder
                             Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A relating to the registration of the Rights on the New York and Pacific
                             Stock Exchanges.)

     10(i)        -          Amended and Restated Profit Sharing Retirement
                             Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant's
                             Annual Report on Form 10-K for the year ended
                             December 31, 1993.) *

    10(j)         -          Indenture, dated as of January 26, 1994,
                             between the Registrant and Bankers Trust Company relating to the Registrant's 6 3/8% Convertible
                             Subordinated Debentures Due 2004. (Incorporated herein by reference to Exhibit 10 (gg) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

     10(k)        -          Purchase Agreement, dated January 18, 1994,
                             between the Registrant and Kidder, Peabody & Co.
                             Incorporated relating to the 6 3/8% Convertible
                             Subordinated Debentures Due 2004. (Incorporated herein by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

          -------------
           * Management contract or compensatory plan

        10(l)     -           Registration Rights Agreement, dated January 26,
                              1994, between the Registrant and Kidder, Peabody & Co., Incorporated relating to the 6
                              3/8% Convertible Subordinated Debentures Due
                              2004. (Incorporated herein by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

     10(m)        -           1993 Annual Incentive Plan and Long-Term
                              Performance Share Plan of the Registrant.
                              (Incorporated herein by reference to Exhibit 10
                              (jj) to the Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1993.) *

     10(n)        -           Supplemental Retirement and Deferred Compensation
                              Plan, dated January 1, 1993, of the Registrant.
                              (Incorporated herein by reference to Exhibit 10
                              (kk) to the Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1993.) *

     10(o)        -           Lease Agreement, dated January 12, 1994, between
                              First Security Bank of Idaho and Coeur
                              Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant's Annual
                              Report on Form 10-K for the year ended December
                              31, 1993.)

     10(p)        -           Non-employee Directors' Retirement Plan effective
                              as of March 19, 1993, of the Registrant.
                              (Incorporated herein by reference to Exhibit 10
                              (oo) to the Registrant's Annual Report on Form
                              10-K for the year ended December 31, 1993.) *

     10(q)        -           Extension of Employment and Severance Agreement
                              between the Registrant and Dennis E. Wheeler, dated June 28, 1994. (Incorporated by reference to Exhibit 10 (nn) to the Registrant's Annual
                              Report on Form 10-K for the year ended December
                              31, 1994.)*

      10(r)       -           Form of letter extending the terms of the
                              Severance Agreements between the Registrant and Al Wilder, Robert Martinez, James Duff and
                              Michael Tippett. (Incorporated by reference to Exhibit 10(oo) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)*

          -------------
           * Management contract or compensatory plan

      10(s)      -            401k Plan of the Registrant.  (Incorporated by
                              reference to Exhibit 10 (pp) to the Registrants
                              Annual Report on Form 10-K for the year ended
                              December 31, 1994.)*

     10(t)   -                Option Agreement of October 24, 1994 between
                              Compania Minera El Bronce and CDE Chilean Mining
                              Corporation. (Incorporated by reference to
                              Exhibit 10(qq) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

       10(u) - Limited Recourse Project Financing Agreement, dated April 19, 1995, between the Registrant and N.M. Rothschild & Sons, Ltd. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

       10(v) - Venture Termination and Asset Purchase Agreement, dated as of June 30, 1995, among Coeur Alaska, Inc., Echo Bay Alaska, Inc. and Echo Bay Exploration, Inc. (Incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 7, 1995.)

       10(w) - Form of Offer, dated January 29, 1996, by the Registrant to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported - December 21, 1995).)

       10(x) - Part A Statement of the Registrant relating to its offer to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported - December 21, 1995).)

       10(y) - Call Option Agreement Over Shares, dated December 20, 1995, between the Registrant and Ioma Pty Ltd. (Incorporated herein by reference to Exhibit 10
                              (c) to the Registrant's Current Report on Form
                              8-K filed January 31, 1996 (date of earliest
                              event reported - December 21, 1995).)
          -------------
             * Management contract or compensatory plan

         10(z) - Agreement for the Purchase and Sale of Shares, dated August 30, 1996, by Compania Minera El Bronce to CDE Chilean Mining Corporation and Coeur d'Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10(a) of the Registrant's Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported
                              - September 4, 1996).)

         10(aa) - Amendment, dated August 30, 1996, to Purchase and Sale, Cancellation and Receipt of Payment of Purchase Sale Installments and Release of Mortgage, Chattel Mortgages and Prohibitions between Compania Minera El Bronce and Compania Minera CDE El Bronce. (Incorporated herein by reference to Exhibit 10(b) of the Registrant's Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported - September 4, 1996).)

         10(bb) Loan Agreement, dated as of December 23, 1996, among the Registrant (as the Borrower), NM Rothschild & Sons Limited and Bayerische Vereinsbank AG (as the Banks) and NM Rothschild & Sons Limited (as the Agent for the Banks). (Incorporated herein by reference to Exhibit 10(kk) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

         10(cc) Purchase Agreement, dated as of October 7, 1997, between the Registrant and Lazard Freres & Co. LLC. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed on October 16, 1997.)

         10(dd) Registration Rights Agreement, dated as of October 15, 1997, between the Registrant and Lazard
                              Freres & Co. LLC. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed on October 16, 1997.)

         10(ee) Mining Lease, effective as of June 1, 1997, between Silver Valley Resources and American Silver Mining Company. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-3 (File No. 333-40513).)

         10(ff)   -           Mining Lease, effective as of April 23, 1996,
                              between Silver Valley Resources Corporation and
                              Sterling Mining Company. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's
                              Registration Statement on Form S-3 (File No.
                              333-40513).)

         10(gg)   -           Mining Lease, effective as of March 21, 1997,
                              between Silver Valley Resources Corporation and
                              Silver Buckle Mines, Inc. (Incorporated herein by reference to Exhibit 10(c) to the Registrant's
                              Registration Statement on Form S-3 (File No.
                              333-40513).)

        10(hh)   -            Mining Lease, effective as of March 21, 1997,
                              between Silver Valley Resources Corporation and
                              Placer Creek Mining Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant's
                              Registration Statement on Form S-3 (File No.
                              333-40513).)

        10(ii)   -            Agreement for Sale and Issuance of Shares, dated
                              May 7, 1997, among Sons of Gwalia Ltd, Burmine
                              Investments Pty Limited, Orion Resources NL and
                              Coeur Australia Pty Ltd. (Incorporated herein by reference to Exhibit 10(pp) to the Registrant's
                              Annual Report on Form 10-K for the year ended
                              December 31, 1997.)

        10(jj)   -            Letter agreement, dated May 7, 1997, between the
                              Registrant and Sons of Gwalia Ltd. (Incorporated herein by reference to Exhibit 10(qq) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

        10(kk)   -            Shareholders Agreement, dated May 7, 1997, among
                              Sons of Gwalia Ltd., Burmine Investments Pty
                              Ltd., Orion Resources NL, Coeur Australia Pty
                              Ltd. and Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(rr) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

        10(ll)   -            Management Services Agreement, dated May 7, 1997,
                              among Sons of Gwalia Ltd., Coeur Australia Pty
                              Ltd. and Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(ss) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

        10(mm) Amended and Restated Transaction Agreement by and between Asarco Incorporated and Coeur d'Alene Mines Corporation, dated May 13, 1999 and amended and restated as of June 22, 1999. (Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement, dated July 28, 1999, used in connection with the Registrant's Annual Meeting of Shareholders held on September 8, 1999.)

        10(nn)                Shareholder Agreement (dated as of September 9,
                              1999), by and between Asarco Incorporated and Coeur d'Alene Mines Corporation. (Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement, dated July 28, 1999, used in connection with the Registrant's Annual Meeting of Shareholders held on September 8, 1999.)

        21        -           List of subsidiaries of the Registrant.
                              (Filed herewith)

        23(a)     -           Consent of Arthur Andersen LLP (Filed herewith)
        23(b)     -           Consent of Ernst & Young LLP (Filed herewith)
        27        -           Financial Data Schedule (Filed herewith)


(d) Independent auditors' reports are included herein as follows:

           Coeur d'Alene Mines Corporation

           Report of Arthur Andersen LLP at December 31, 1999 and for the one year in the period ended December 31, 1999.

           Report of Ernst & Young LLP at December 31, 1998 and for the two years in the period ended December 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Coeur d'Alene Mines Corporation
                                                  [Registrant]

Date: March 17, 2000                            By:  /s/ Dennis E. Wheeler
                                                     ---------------------
                                                     Dennis E. Wheeler
                                                     (Chairman, President and
                                                       Chief Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature
/s/ Dennis E. Wheeler               Chairman, President,                            March 17, 2000
----------------------
Dennis E. Wheeler                   Chief Executive Officer
                                    and Director

/s/ Geoffrey A. Burns               Vice President                                  March 17, 2000
----------------------
Geoffrey A. Burns                   Chief Financial Officer

/s/ Cecil D. Andrus                 Director                                        March 17, 2000
------------------------
Cecil D. Andrus

/s/ Joseph C. Bennett               Director                                        March 17, 2000
------------------------
Joseph C. Bennett

/s/ James J. Curran                 Director                                        March 17, 2000
------------------------
James J. Curran

/s/ James A. McClure                Director                                        March 17, 2000
------------------------
James A. McClure


/s/ Robert E. Mellor                Director                                        March 17, 2000
------------------------
Robert E. Mellor

/s/ John H. Robinson                Director                                        March 17, 2000
------------------------
John H. Robinson

/s/ Timothy R. Winterer             Director                                        March 17, 2000
-----------------------
Timothy R. Winterer


                           ANNUAL REPORT ON FORM 10-K

                       Item 8, Item 14(a), and Item 14(d)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

                         COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS



To the Shareholders and Board of Directors of Coeur d'Alene Mines Corporation:

We have audited the accompanying consolidated balance sheet of Coeur d'Alene Mines Corporation (an Idaho Corporation) and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                    Arthur Andersen LLP

Denver, Colorado,
  February 23, 2000.

                 REPORT OF ERNST AND YOUNG INDEPENDENT AUDITORS


Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

We have audited the accompanying consolidated balance sheet of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    Ernst & Young LLP

Seattle, Washington,
  April 17, 1999

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                                    December 31,
                                                                              1999               1998
                                                                           ---------           ---------
ASSETS                                                                              (In Thousands)

CURRENT ASSETS
  Cash and cash equivalents                                                $  86,935           $ 127,335
  Short-term investments                                                      22,978               1,753
  Receivables                                                                 15,376              11,647
  Inventories                                                                 53,769              43,675
                                                                           ---------           ---------
  TOTAL CURRENT ASSETS                                                       179,058             184,410

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                               96,592              79,173
  Less accumulated depreciation                                              (54,265)            (37,304)
                                                                           ---------           ---------
                                                                              42,327              41,869

MINING PROPERTIES
  Operational mining properties                                              106,455              82,018
  Less accumulated depletion                                                 (62,431)            (46,149)
                                                                           ---------           ---------
                                                                              44,024              35,869
  Developmental properties                                                    50,781              25,898
                                                                           ---------           ---------
                                                                              94,805              61,767

OTHER ASSETS
  Investments in unconsolidated affiliates                                    29,008              66,914
  Notes receivable                                                               345               1,627
  Debt issuance costs, net of accumulated amortization                         5,378               6,625
  Other                                                                        3,126               2,768
                                                                           ---------           ---------
                                                                              37,857              77,934
                                                                           ---------           ---------
      TOTAL ASSETS                                                         $ 354,047           $ 365,980
                                                                           =========           =========


The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                                       December 31,
                                                                                 1999                1998
                                                                               ---------           ---------
                                                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $   4,693               3,512
  Accrued liabilities                                                              4,944              12,700
  Accrued interest payable                                                         5,064               5,412
  Accrued salaries and wages                                                       5,005               5,642
  Current portion of remediation costs                                             1,365               3,052
  Current portion of obligations under
      capital leases                                                                 102                 255
                                                                               ---------           ---------
      TOTAL CURRENT LIABILITIES                                                   21,173              30,573

LONG-TERM LIABILITIES
  6% subordinated convertible debentures
    due 2002                                                                      35,582              45,803
  6 3/8% subordinated convertible debentures
    due 2004                                                                      93,372              93,372
  7 1/4% subordinated convertible debentures
      due 2005                                                                   107,277             107,277
  Other long-term liabilities                                                     28,478              11,888
                                                                               ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                                264,709             258,340

COMMITMENTS AND CONTINGENCIES (see notes G,H,K,L,M,N AND O)

SHAREHOLDERS' EQUITY
  Mandatory Adjustable Redeemable Convertible
      Securities (MARCS), par value $1.00 per
      share(a class of preferred stock) -
      authorized 7,500,000 shares, 7,077,833
      issued and outstanding                                                       7,078               7,078
  Common Stock, par value $1.00 per share-
      authorized 125,000,000 shares, issued
      30,240,428 and 22,957,835 shares
      in 1999 and 1998(including
      1,059,211 shares held in treasury)                                          30,240              22,958
  Additional Paid in Capital                                                     391,031             379,180
  Accumulated deficit                                                           (347,119)           (318,796)
  Shares held in treasury                                                        (13,190)            (13,190)
  Accumulated other comprehensive income (loss)                                      125                (163)
                                                                               ---------           ---------

                                                                                  68,165              77,067
                                                                               ---------           ---------
      TOTAL LIABILITIES AND EQUITY                                             $ 354,047           $ 365,980
                                                                               =========           =========




The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                               12 MONTHS ENDED
                                                                                  DECEMBER 31
                                                               -------------------------------------------------
                                                                 1999                 1998               1997
                                                               ---------           ---------           ---------

                                                                     (In thousands except per share data)
REVENUES
Sales of metal                                                 $  86,318           $ 102,505           $ 131,161
(Loss)earnings from
    unconsolidated subsidiaries                                   (1,096)             (2,130)                783
Interest and other                                                23,724              11,599              19,956
                                                               ---------           ---------           ---------
      Total revenues                                             108,946             111,974             151,900
COSTS AND EXPENSES
  Production                                                      66,896              70,163             103,254
  Depreciation and depletion                                      19,620              28,555              31,883
  Administrative and general                                       9,281              12,249              12,910
  Exploration                                                      8,518               9,241               7,925
  Interest                                                        16,408              13,662              10,253
  Write down of mining properties
    and other                                                     20,204             223,597
                                                               ---------           ---------           ---------
      Total cost and expenses                                    140,927             357,467             166,225
                                                               ---------           ---------           ---------
NET LOSS FROM CONTINUING
      OPERATIONS BEFORE TAXES AND
      EXTRAORDINARY ITEM                                         (31,981)           (245,493)            (14,325)
      Income tax (provision) benefit                                (332)               (919)                242
                                                               ---------           ---------           ---------
      Loss before
        extraordinary item                                       (32,313)           (246,412)            (14,083)
      Extraordinary item - early
        retirement of debt                                         3,990              12,158                   -
                                                               ---------           ---------           ---------
NET LOSS                                                         (28,323)           (234,254)            (14,083)
      Unrealized holding gain (loss)
        on securities                                                288                (308)                497
                                                               ---------           ---------           ---------
COMPREHENSIVE LOSS                                             $ (28,035)          $(234,562)          $ (13,586)
                                                               =========           =========           =========

NET LOSS                                                       $ (28,323)          $(234,254)            (14,083)
      Preferred stock dividends                                  (10,532)            (10,532)            (10,532)
                                                               ---------           ---------           ---------
NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                                        $ (38,855)          $(244,786)          $ (24,615)
                                                               =========           =========           =========
BASIC AND DILUTED EARNINGS PER SHARE:
      Weighted average number
      of shares of common stock                                   24,185              21,899              21,890
                                                               =========           =========           =========
      Loss before
        extraordinary item                                     $   (1.77)          $  (11.73)          $   (1.12)
      Extraordinary item - early
        retirement of debt                                           .16                 .55                   -
                                                               ---------           ---------           ---------
      Net loss per share
        attributable to common shareholders                    $   (1.61)          $  (11.18)          $   (1.12)
                                                               =========           =========           =========



The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For Years Ended December 31, 1999, 1998, and 1997
                                 (In Thousands)



                                                        Preferred                              Additional
                                                         Stock               Common              Paid In           Accumulated
                                                        (MARCS)               Stock              Capital            Deficit
                                                        -------               -----              -------            -------

Balance at December 31, 1996                           $   7,078           $  22,950           $ 400,187          $ (70,459)
Comprehensive Loss:
  Net Loss                                                                                                          (14,083)
  Other Comprehensive
  Income:
    Unrealized Gains on Marketable Securities
Cash Dividends                                                                                   (10,532)
Issuance of Shares Under Stock
    Compensation Plan (net)
Other                                                                                                 (7)
                                                       ---------           ---------           ---------          ---------
Balance at December 31, 1997                               7,078              22,950             389,648            (84,542)
Comprehensive Loss:
  Net Loss                                                                                                         (234,254)
  Other Comprehensive Loss:
  Unrealized Loss On Marketable Securities
Cash Dividends                                                                                   (10,532)
Issuance of Shares Under Stock
    Compensation Plan (net)                                                        8                  64
                                                       ---------           ---------           ---------          ---------

Balance at December 31, 1998                               7,078              22,958             379,180           (318,796)
Comprehensive Loss:
  Net Loss                                                                                                          (28,323)
Comprehensive Loss:
    Unrealized Gains on Marketable Securities
Cash Dividends                                                                                   (10,532)
Stock Issued for Purchase of Asarco Assets                                     7,125              21,820
Stock Issued for Purchase of
    Nevada-Packard Property                                                      155                 515
Other                                                                              2                  48
                                                       ---------           ---------           ---------          ---------
Balance at December 31, 1999                           $   7,078           $  30,240           $ 391,031          $(347,119)
                                                       =========           =========           =========          =========


                                                        Accumulated       Repurchased
                                                           Other              and
                                                        Comprehensive       Nonvested
                                                        Income (Loss)         Shares               Total
                                                        -------------         ------               -----

Balance at December 31, 1996                            $    (352)          $ (13,206)          $ 346,198
Comprehensive Loss:
  Net Loss                                                                                        (14,083)
  Other Comprehensive
  Income:
    Unrealized Gains on Marketable Securities                 497                                     497
Cash Dividends                                                                                    (10,532)
Issuance of Shares Under Stock
    Compensation Plan (net)                                                        16                  16
Other                                                                                                  (7)
                                                        ---------           ---------           ---------
Balance at December 31, 1997                                  145             (13,190)            322,089
Comprehensive Loss:
  Net Loss                                                                                       (234,254)
  Other Comprehensive Loss:
  Unrealized Loss On Marketable Securities                   (308)                                   (308)
Cash Dividends                                                                                    (10,532)
Issuance of Shares Under Stock
    Compensation Plan (net)                                                                            72
                                                        ---------           ---------           ---------

Balance at December 31, 1998                                 (163)            (13,190)             77,067
Comprehensive Loss:
  Net Loss                                                                                        (28,323)
Comprehensive Loss:
    Unrealized Gains on Marketable Securities                 288                                     288
Cash Dividends                                                                                    (10,532)
Stock Issued for Purchase of Asarco Assets                                                         28,945
Stock Issued for Purchase of
    Nevada-Packard Property                                                                           670
Other                                                                                                  50
                                                        ---------           ---------           ---------
Balance at December 31, 1999                            $     125           $ (13,190)          $  68,165
                                                        =========           =========           =========


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                                     12 MONTHS ENDED
                                                                                        DECEMBER 31
                                                                    ---------------------------------------------------
                                                                       1999               1998                 1997
                                                                    -----------       -----------           -----------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (28,323)          $(234,254)          $ (14,083)
  Add (deduct) noncash items:
  Depreciation and depletion                                           19,620              28,555              31,883
  Amortization                                                          2,388               2,456               2,892
  Gain on early retirement of debt (net of tax)                        (3,990)            (12,158)                  -
  Other charges                                                          (309)                936               1,236
  Write-down of mining properties                                      18,685             223,172                   -
  Undistributed loss (gain) on investment
    in unconsolidated subsidiary                                        1,096               2,130                (783)
  Unrealized loss on written call options                               4,302                   -                   -

  Changes in Operating Assets and Liabilities:
    Receivables                                                           225              (2,946)              1,907
    Inventories                                                        (7,377)            (10,176)             (3,256)
    Accounts payable and accrued liabilities                           (3,370)            (11,408)             (4,426)
                                                                    ---------           ---------           ---------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                2,947             (13,693)             15,370
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                                 (22,507)            (17,886)           (180,511)
  Proceeds from sales of short-term investments                         9,746             114,276             204,981
  Acquisition of Gasgoyne Gold Mines NL                                     -                   -             (14,643)
  Investment in unconsolidated subsidiaries                              (396)             (4,868)             (3,570)
  Purchases of property, plant and equipment                           (1,399)             (3,209)             (2,741)
  Proceeds from sale of assets                                            986               7,944                 505
  Expenditures on operational mining properties                        (4,190)             (9,619)             (9,436)
  Expenditures on developmental properties                             (9,346)            (17,558)            (14,487)
  Other                                                                   967               1,220              (2,037)
                                                                    ---------           ---------           ---------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                              (26,139)             70,300             (21,939)
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of long-term debt                                         (6,089)            (28,477)            (49,513)
  Payment of cash dividends                                           (10,532)            (10,532)            (10,532)
  Proceeds from 7  1/4% debentures issuance                                 -                   -             138,090
  Other                                                                  (587)             (4,467)               (727)
                                                                    ---------           ---------           ---------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                              (17,208)            (43,476)             77,318
                                                                    ---------           ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (40,400)             13,131              70,749
Cash and cash equivalents at beginning
  of period                                                           127,335             114,204              43,455
                                                                    ---------           ---------           ---------
Cash and cash equivalents at end of period                          $  86,935           $ 127,335           $ 114,204
                                                                    =========           =========           =========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

            Coeur d'Alene Mines Corporation and its subsidiaries (collectively, "Coeur" or "the Company") is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska), New Zealand, Australia, and South America (Bolivia and Chile).

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Silver Valley Resources Corporation, Callahan Mining Corporation and its subsidiary Coeur New Zealand, Inc., Coeur Alaska, Inc., CDE Fachinal Ltd., Compania Minera CDE Petorca, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, where the Company has ownership of 50% or less and funds its proportionate share of expenses, are accounted for under the equity method. The investment in the Golden Cross Mine is an 80% interest in an unincorporated joint venture and is accounted for on the proportionate consolidation basis.

            Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point. The effects of forward sales contracts and purchased put contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

            Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and equivalents with major international banks and financial institutions located principally in the United States, Canada and Australia with a minimum credit rating of A1 as defined by Standard & Poor's. The Company's Management believes that no concentration of credit risk exists with respect to investment of its cash and equivalents.

            Inventories: Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All other inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dore' inventory includes product at the mine site and product held by refineries, and are valued at lower of cost or market.

            Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets, which are 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total reserves. Maintenance and repairs are expensed as incurred.

            Mining Properties: Values for mining properties represent acquisition costs and/or the fair value of consideration paid plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, when events or conditions indicate that an impairment exists, to reach a judgment concerning possible permanent impairment of value. The Company utilizes the methodology set forth in Financial Accounting Standards Board Statement No. 121 - Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of ("SFAS 121") to evaluate the recoverability of capitalized mineral property costs. Since SFAS 121 requires the use of forward-looking projections, the Company must use estimates to generate a life-of-mine undiscounted cash flow forecast. These estimates are based on projections made by the Company's engineers and geologists, projected operating and capital costs necessary to process the estimated resources, each project's mine plan including the type, quantity and ore grade expected to be mined, estimated metallurgical recovery and other factors which may have an impact upon a project's cash flow. In addition, the Company is required to estimate the selling price of metal produced. The Company's estimate is based upon historical silver and gold prices and the Company's projections, as well as a survey of price assumptions used by other companies in the industry.

            Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using the units-of-production method. At December 31, 1999 and 1998, the Company has recorded accrued reclamation costs of $17.3 million and $19.4 million, respectively, net of salvage values.

            Exploration and Development: The carrying value of exploration properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a development property and all costs related to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify a reserve as economic, the Company must have completed a favorable feasibility study. Mine development costs incurred to access reserves on producing mines are also capitalized. Interest costs are capitalized on development properties until the properties are placed into operation.

            Short-term Investments: Principally consist of highly-liquid United States and foreign government and corporate securities with original maturities in excess of three months. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

            Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.

            Derivative Financial Instruments: The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Written options do not qualify for hedge accounting and are marked to market each reporting period with corresponding charges in fair value recorded to operation in the other income.

            The Company uses forward sales contracts and combinations of put and call options to hedge its exposure to precious metals prices. The underlying hedged production is designated at the inception of the hedge. Deferral accounting is applied only if the derivatives continue to reduce the price risk associated with the underlying hedged production. Contracted prices on forward sales contracts and options are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

            In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

            Comprehensive Income: As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior years financial statements have been reclassified to conform to the requirements of Statement 130.

            Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. The effect of potentially dilutive stock options outstanding was antidilutive in 1999, 1998 and 1997.

            Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Reclassification: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C--ACQUISITION OF ASARCO SILVER ASSETS

            On September 9, 1999, the Company acquired certain silver assets from Asarco Incorporated ("Asarco"). The purchase price for the silver assets from Asarco was approximately $29.8 million and consisted of 7.125 million shares of Coeur common stock valued at $4.06 per share, plus approximately $.9 million of acquisition costs. The silver assets acquired were (i) 50% interest in Silver Valley Resources Corporation ("Silver Valley"); (ii) 100% interest in Empressa Minera Manquiri S.R.L., or any successor ("Manquiri"); (iii) 1.5 million shares of common stock and 500,000 share purchase warrants of Pan American Silver Corporation; and (iv) 100% interest in Northern Peru Mining Company Inc. This acquisition was accounted for under the purchase method of accounting. The carrying values of assets and liabilities other than the mining properties and long-term intangibles have been estimated to approximate fair market value.


(in   millions)                                                 Pan American        Total
                              Silver Valley      Manquiri        Securities        Purchase
                              -------------      --------        ----------        --------

Assets                          $  8.09          $ 19.55          $  7.76          $ 35.40
Liabilities                        5.61                                               5.61
                                -------          -------          -------          -------
  Net                           $  2.48          $ 19.55          $  7.76          $ 29.79
                                =======          =======          =======          =======



            Supplemental pro forma consolidated financial information for Coeur that includes the silver assets purchased is presented for the twelve-month period ending December 31, 1999 and 1998 as if the silver assets were acquired at the beginning of each of the periods.


(in Thousands except per
share data)                                         December 31,           December 31,
                                                       1999                   1998
                                                    ----------             ----------
Total Revenues                                      $  120,544             $  126,109
Costs and expenses                                     151,943                371,807
                                                    ----------             ----------
Loss before taxes
and extraordinary items                             $  (31,399)            $ (245,698)
                                                    ----------             ----------
Net loss                                            $  (27,761)            $ (234,470)
                                                    ==========             ==========
Basic and diluted loss per
share                                               $    (1.58)            $   (11.19)
                                                    ==========             ==========


NOTE D--WRITE-DOWN OF MINING PROPERTIES

Yilgarn Star Mine

            During the fourth quarter of 1999, due to continuing low gold price environment, the Company recorded an impairment of its investment in Yilgarn Star Mine. Using a long-term gold price assumption of $325 per ounce and based on undiscounted future cash flows, in accordance with the standards set fourth in SFAS 121, the Company determined that its investment in the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

Fachinal Mine and Kensington Property

            During the fourth quarter of 1998, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a long-term gold price assumption of $350 per ounce and based on estimated undiscounted future cash flows, in accordance with the standards set forth in SFAS 121, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively, at December 31, 1998 and was recorded in the fourth quarter of 1998. No further write-downs were required in 1999,.

Petorca Mine

            During the first quarter of 1998, the Petorca Mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce cash costs. As a result, a complete evaluation of operations at Petorca was undertaken. From this evaluation, the Company determined that the asset was impaired and a write-down was required. In the first quarter of 1998, the Company recorded a write-down of $54.5 million relating to the Petorca Mine. No further write-downs were required in 1999. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities and to provide for estimated employee termination costs.

Golden Cross Mine

            In the third quarter of 1999, the Company determined the estimated realizable value of fixed assets at the Golden Cross Mine, and recorded a loss of $2.1 million, thus bringing the balance to net estimated realizable value.

            In December 1998, the Company performed an analysis of the reclamation accrual for the Golden Cross Mine. As a result, the Company determined that the accrual was inadequate, and recorded an additional charge of $4.3 million in the fourth quarter of 1998

Other

            In 1997, the Faride property in Chile, was written-down by $1.2 million due to management's decision not to exercise its final option payment on the project.

NOTE E--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

            The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities:


                                                                 Available-For-Sale Securities
                                             ----------------------------------------------------------------------------
                                                                        Gross               Gross             Estimated


                                                   Amortized          Unrealized          Unrealized             Fair
    As of December 31, 1999                          Cost               Losses               Gains               Value
------------------------------                    ----------          ----------          ----------          ----------
U.S. Corporate debt securities                    $   16,709          $        -          $        -          $   16,709
Equity Securities                                      6,157                 171                 296               6,282
                                                  ----------          ----------          ----------          ----------
                                                      22,866          $      171          $      296          $   22,991
                                                  ==========          ==========          ==========          ==========
    As of December 31, 1998
------------------------------
U.S. Corporate debt securities                    $    1,753          $        -          $        -          $    1,753
Equity Securities                                        195                 164                   1                  32
                                                  ----------          ----------          ----------          ----------
                                                  $    1,948          $      164          $        1          $    1,785
                                                  ==========          ==========          ==========          ==========


            The gross realized gains on sales of available-for-sale securities totaled $.6 million and $0 during 1999 and 1998, respectively. The gross realized losses totaled $.2 million and $0 during 1999 and 1998, respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $9.4 million and $115.1 million of short-term investments sold during 1999 and 1998, respectively. Short-term investments mature at various dates through December 2000.

NOTE F--INVENTORIES

Inventories consist of the following:


                                                                         December 31,
                                                                   1999                  1998
                                                               ----------            ----------
In process and on leach pads                                   $   43,494            $   36,166
Concentrate and dore' inventory                                     5,594                 3,968
Supplies                                                            4,681                 3,541
                                                               ----------            ----------
                                                               $   53,769            $   43,675
                                                               ==========            ==========


NOTE G--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following:


                                                                    December 31,
                                                            1999                   1998
                                                         ----------             ----------
Land                                                     $    2,407             $    1,769
Buildings and improvements                                   41,508                 36,458
Machinery and equipment                                      52,590                 40,388
Capital leases of equipment                                      87                    558
                                                         ----------             ----------
                                                             96,592                 79,173
Accumulated depreciation                                    (54,265)               (37,304)
                                                         ----------             ----------
     NET PP&E                                            $   42,327             $   41,869
                                                         ==========             ==========


            The Company has entered into various operating lease agreements which expire over a period of five to seven years. Total rent expense charged to operations under these agreements was $4.0 million, $4.5 million and $4.5 million for 1999, 1998, and 1997, respectively.

Minimum lease payments under leases are as follows:


                                                                Year Ending
                                                                December 31         Capital            Operating
                                                                -----------         -------            ---------

                                                                   2000            $     90            $  2,984
                                                                   2001                                   2,528
                                                                   2002                                   2,065
                                                                   2003                                   1,646
                                                                   2004                                   1,151
                                                                                   --------            --------
    TOTAL MINIMUM PAYMENTS DUE                                                     $     90            $ 10,374
                                                                                   ========            ========

NOTE H - MINING PROPERTIES

Capitalized costs for mining properties                                   December 31,
  consist of the following:                                         1999                1998
                                                                  --------            --------
  Operational mining properties:
  Rochester Mine, less accumulated
    depletion of $51,290
    and $46,124                                                    $ 30,510            $ 35,565

  Silver Valley Resources, less accumulated
    depletion of $10,811                                             12,169                   -

  Fachinal Mine, less accumulated depletion
    of $0 and $0                                                      1,145                   -

  Petorca Mine, less accumulated
    depletion of $330 and $25                                           200                 304
                                                                   --------            --------
      TOTAL OPERATIONAL MINING PROPERTIES                            44,024              35,869
  Developmental mining properties:
      Kensington                                                     26,211              18,308
      San Bartolome                                                  19,554
      Other                                                           5,016               7,590
                                                                   --------            --------
        TOTAL DEVELOPMENTAL MINING PROPERTIES                        50,781              25,898
                                                                   --------            --------
      TOTAL MINING PROPERTIES                                      $ 94,805            $ 61,767
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

            Galena Mine: Silver Valley owns and operates, the Galena underground silver-copper mine, located near the city of Wallace, in Shoshone County, Northern Idaho. On September 9, 1999, the Company acquired the remaining 50% of Silver Valley that it did not already own. The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves.

            Fachinal Mine: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile. Commercial production for financial reporting purposes commenced on January 1, 1997. In early 1999, the Company determined that the carrying value of the Fachinal Mine was impaired and accordingly wrote down its investment in accordance with SFAS 121. (See Note D).

            Petorca Mine: The Company owns and operates the Petorca gold and silver underground mine located in central Chile approximately 90 miles north of Santiago. In April 1998, the Company wrote down its investment in Petorca in accordance with SFAS 121. (See Note D)
DEVELOPMENTAL PROPERTIES

San Bartolome Project: On September 9, 1999 the Company acquired Manquiri (See Note C). Manquiri's principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi,

Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, COMIBOL. As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the cooperatives and COMIBOL.

Kensington Project: On July 7, 1995, the Company became the 100% owner and operator of the Kensington property near Juneau, Alaska. Kensington is a gold property which has been permitted for development based on a feasibility study which was completed in early 1998. However, due to declining gold prices, the Company has continued with engineering optimization efforts to reduce estimated capital costs and operating costs. The property is subject to a royalty which ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty cap at 1 million ounces of production. In early 1999, the Company determined that the asset was impaired and accordingly wrote down its investment in Kensington in accordance with SFAS 121. (See Note D)

NOTE I-LONG-TERM DEBT

            The $35.6 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Coeur Common Stock prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each one thousand dollars of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make annual interest payments. The debentures are redeemable at the option of the Company and mature on June 10, 2002.

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

            The $107.3 million principal amount of 7.25% Convertible Subordinated Debentures due 2005 are convertible into shares of common stock on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, and have no other funding requirements until maturity on October 31, 2005.

            During July, September and December 1999, the Company repurchased approximately $10.2 million principal amount of its outstanding 6% convertible Subordinated Debentures due 2002 for a total purchase price of approximately $6.2 million, excluding purchased interest of $.2 million. Associated with this transaction, the Company eliminated $.1 million of capitalized bond issuance costs. As a result, the Company has recorded an extraordinary gain of approximately $4 million, net of taxes of zero, during 1999 on the reduction of its indebtedness.

            During July, August and December 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6%

Convertible Subordinated Debentures due 2002, approximately $36.5 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005, and approximately $1.6 million principal amount of its 6.375% Convertible Subordinated Debentures due 2004 for a total purchase price of approximately $28.5 million, excluding purchased interest of approximately $.6 million. Associated with this transaction, the Company eliminated $1.4 million of capitalized bond issuance costs. As a result of the buyback of these debentures, the Company has recorded an extraordinary gain of approximately $12.2 million, net of taxes of zero, during 1998 on the reduction of its indebtedness.

            The carrying amounts and fair values of long-term borrowings, as of December 31, 1999 and 1998, consisted of the following. The fair value of the long-term borrowing is determined by market transactions on or near December 31, 1999 and 1998, respectively.

                                                    December 31, 1999
                                           --------------------------------------
                                            Carrying                      Fair
                                              Value                       Value
                                           -----------                  ---------
6%          Convertible
            Subordinated
            Debentures
            Due 2002                        $ 35,582                     $  22,684
6.375%      Convertible
            Subordinated
            Debentures
            Due 2004                        $ 93,372                     $  49,721
7.25%       Convertible
            Subordinated
            Debentures
            Due 2005                        $107,277                     $  59,807


            Total interest accrued in 1999, 1998, and 1997 was $17.8 million, $20.4 million, and $16.2 million, respectively, of which $1.4 million, $6.8 million, and $5.7 million, respectively, was capitalized as a cost of certain properties under development.

            Interest paid was $17.0 million, $20.3 million, and $13.7 million in 1999, 1998, and 1997, respectively.

NOTE J--INCOME TAXES

            The components of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:


                                                       Years Ended December 31,
                                             ----------------------------------------------
                                               1999               1998               1997
                                             -------            -------            -------
Current                                      $   332            $   919            $  (242)
Deferred                                           -                  -                  -
                                             -------            -------            -------
PROVISION (BENEFIT) FOR
  INCOME TAX                                 $   332            $   919            $  (242)
                                             =======            =======            =======


            As of December 31, 1999 and 1998 the significant components of the Company's net deferred tax liability were as follows:


                                                             Year Ended December 31,
                                                          -------------------------------
                                                            1999                  1998
                                                          ---------             ---------
Deferred tax liabilities:
    PP&E, net                                             $  10,353             $  10,027
                                                          ---------             ---------
    Total deferred tax liabilities                        $  10.353             $  10,027
                                                          =========             =========

Deferred tax assets:
    Net operating loss carryforwards                      $  91,463             $  91,307
    AMT credit carryforwards                                  2,043                 1,734
    Business credit carryforwards                               542                   542
                                                          ---------             ---------
    Total deferred tax assets                                94,048                93,583
Mineral properties impairment                                74,408                67,263
Unrealized hedging losses                                     1,626                     -
Other                                                           223
Valuation allowance for deferred
  tax assets                                               (159,952)             (150,819)
                                                          ---------             ---------
    Net deferred tax assets                               $  10,353             $  10,027
                                                          =========             =========
    Net deferred tax liabilities                          $     -0-             $     -0-
                                                          =========             =========



            The valuation allowance represents the amount of deferred tax assets that more likely than not will not be realized in future years. Changes in the valuation allowance relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

            The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 1999. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

            A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                                            Year Ended December 31,
                                                            -----------------------------------------------------
                                                              1999                  1998                  1997
                                                            --------              --------              --------
Tax benefit on continuing operations
  computed at statutory rates                                  (35.0%)               (35.0%)               (35.0%)
Tax effect of foreign affiliates'
  statutory rates                                               11.6%                  7.6%                 17.6%
Percentage depletion                                           (21.2%)                (1.4%)               (12.3%)
Interest on foreign subsidiary debt                             18.4%                  1.7%
Equity in earnings of unconsolidated
  subsidiaries                                                                                                .6%
Change in valuation allowance                                   25.7%                 27.1%                 27.4%
Federal tax assessments and
  withholding                                                      -                     -                    .2%
Other (net)                                                      1.6%                    -                   (.2%)
                                                            ---------             --------              ----------
EFFECTIVE TAX RATE                                               1.1%                  -0-                  (1.7%)
                                                            =========             ========              ==========


            For tax purposes, as of December 31, 1999, the Company has operating loss carryforwards as follows, which expire in 2007 through 2012 for U.S. carryforwards. New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

                                         U.S.         New Zealand     Australia         Chile           Total
                                       --------       -----------     ---------        --------        --------
Regular losses                         $102,735        $ 90,411        $ 10,415        $142,340        $345,901
AMT credits                               2,043                                                           2,043
General business credits                    542                                                             542

            The operating loss carryforwards by year of expiration are as follows:


Year of
Expiration                Regular Tax
----------                -----------
  2007                      $ 5,739
  2008                       10,417
  2009                        8,994
  2010
  2011                       72,146
  2012                        5,439
                          ---------
    Total                 $ 102,735
                          =========


            As of December 31, 1999, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.4 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses are subject to limitations.

NOTE K--SHAREHOLDERS' EQUITY AND STOCK PLANS

            In 1996, the Company completed a public preferred stock offering of Mandatory Adjustable Redeemable Convertible Securities (MARCS). The Company issued 7,077,833 shares of MARCS which were offered at a public offering price of $21.25 per share. Net proceeds to the Company from the offering was $144.6 million. Each share of MARCS is mandatorily convertible on March 15, 2000 into
1.111 shares of Common Stock of the Company, subject to adjustment in certain events, unless converted earlier by the holder into Common Stock or redeemed for Common Stock by the Company. The annual dividend payable on the MARCS is $1.488 per share, payable quarterly. The dividends are deducted in computing net income attributable to Common Shareholders.

            On May 11 1999, the Company's shareholders adopted a new shareholder rights plan to replace the earlier plan that had been adopted in 1989 and expired on May 24, 1999. The new plan, which is substantially similar to the expired plan, entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 1999 and 1998, there were a total of 29,181,217 and 21,898,624 outstanding rights which was equal to the number of outstanding shares of common stock.

            The Company has an Annual Incentive Plan (the "Annual Plan") and a Long-Term Incentive Plan (the "Long-Term Plan"). Under the Annual Plan in 1999, 1998 and 1997, benefits were payable in cash.

            Under the Long-Term Plan, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 1999, options for 127,471 shares were issued under the plan. As of December 31, 1999 and December 31, 1998, nonqualified and incentive stock options to purchase 499,891 shares and 411,842 shares, respectively, were outstanding under the Long-Term and Directors' Plans. The options are exercisable at prices ranging from $2.87 to $27.00 per share.

            The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which was approved by the shareholders in May 1995. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 1999, December 31, 1998 and December 31, 1997, a total of 25,917, 21,005 and 16,600 options, respectively, had been granted in lieu of $.1 million, $.1 million and $.1 million, respectively, of foregone directors' fees.

            Total employee compensation expense charged to operations under the Plans was $.8 million, $1.4 million, and $1.5 million for 1999, 1998, and 1997, respectively. A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                              Weighted Average   Weighted Average
                                               Shares          Exercise Price     Value of Option
                                             ---------         --------------     ---------------

Stock options outstanding
  at January 1, 1998                           612,447           $   16.05
Issued                                          75,925                6.17          $    2.61
Canceled/expired                              (246,530)              15.62
                                             ---------          ----------
Stock options outstanding
  at 12/31/98                                  441,842           $   14.59
Issued                                         127,471                3.14          $    1.65
Canceled/expired                               (69,422)              12.36
                                             ---------          ----------
Stock options outstanding
  at 12/31/99                                  499,891           $   11.99
                                             =========          ==========

Stock options exercisable at December 31, 1999 and 1998 were 283,987 and 222,299, respectively.

            The following table summarizes information for options currently outstanding at December 31, 1999:


                                            Options Outstanding                Options Exercisable
                                    -------------------------------------    -----------------------
                                                   Weighted
                                                    Average      Weighted                   Weighted
                                                   Remaining      Average                    Average
Range of Exercise                      Number     Contractual    Exercise       Number       Exercise
    Prices                          Outstanding   Life (Yrs.)     Price      Exercisable      Price
-------------------                 -----------   -----------    --------    -----------    ---------
$2.868 to $5.125                     172,789          9.02       $  3.94        57,418       $  6.08
$13.125 to $13.75                    129,868          6.96       $ 13.18        76,940       $ 13.22
$15.125 to $17.938                   109,226          5.28       $ 16.53        79,637       $ 16.38
$18.000 to $27.00                     88,008          4.83       $ 20.22        69,992       $ 20.34
                                     -------       -------       -------       -------       -------
                                     499,891          4.75       $ 11.99       283,987       $ 13.64
                                     =======                                   =======


            As of December 31, 1999 and 1998, 226,418 shares and 361,794 shares, respectively, were available for future grants under the Plans and 11,162,515 shares of Common Stock were reserved for potential conversion of Convertible Subordinated Debentures.

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

                                                           Years Ended December 31,
                                                 1999                 1998                 1997
                                              ----------           ----------           ----------
Net loss attributable to
  common shareholders                         $  (38,855)          $ (244,786)          $  (24,615)
Net loss pro forma                            $  (39,065)          $ (245,144)          $  (25,014)

Basic and diluted net loss
  per share as reported                       $    (1.61)          $   (11.18)          $    (1.12)
Basic and diluted net loss
  per share pro forma                         $    (1.62)          $   (11.20)          $    (1.14)


            The fair value of each option grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4.40% to 7.95%; expected option life of four years for officers and directors; expected volatility of .472 to .635; and no expected dividends. The effect of applying Statement No. 123 for providing pro forma disclosures for fiscal years 1999, 1998 and 1997 is not likely to be representative of the effects in future years because options vest over a four-year period and additional awards generally are made each year.

NOTE L--EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

            In connection with the acquisition of certain Asarco silver assets the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees at Silver Valley. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

            The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set fourth in the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States Government.

            The components of net periodic benefit costs are as follows:

For the Year Ended December 31,                                               1999
------------------------------------------------------------------------------------
(in thousands)
Service cost                                                                 $  161
Interest cost                                                                    70
Expected return on plan assets                                                  (38)
Amortization of prior service cost                                                0
Amortization of transitional obligation                                           0
Recognized actuarial loss                                                         0
------------------------------------------------------------------------------------
      Net periodic benefit cost                                              $  193
====================================================================================


            The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                                 1999
-----------------------------------------------------------------------
(in thousands)
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at
    beginning of year                                       $  1,040
  Service cost                                                   161
  Interest cost                                                   70
  Plan amendments                                                  0
  Benefits paid                                                  (21)
  Actuarial loss                                                (231)
-----------------------------------------------------------------------
Projected benefit obligation at
    end of year                                             $  1,019
=======================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at
    beginning of year                                       $    454
  Actual return on plan assets                                    77
  Plan amendment                                                   0
  Employer contributions                                         250
  Benefits paid                                                  (21)
  Administrative expenses                                          0
-----------------------------------------------------------------------
Fair value of plan assets at
    end of year                                             $    760
=======================================================================

RECONCILIATION OF FUNDED STATUS
  Funded status                                             $   (259)
  Unrecognized actuarial gain                                      0
  Unrecognized transition obligation                               0
  Unrecognized priorservice cost                                (270)
-----------------------------------------------------------------------
    Net amount of asset reflected
      in consolidated balance sheet                         $   (529)
=======================================================================

WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate                                                 8.10%
  Expected long-term rate of return
    On plan assets                                              8.50%
  Rate of compensationincrease                                  5.00%
=======================================================================

Defined Contribution Plan

            The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expense charged to operations was $.9 million, $.8 million, and $.8 million for 1999, 1998, and 1997, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

            Effective January 1, 1995, the Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all full-time U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employee's contribution or up to 3% of the employee's compensation. Employees have the option of investing in seven different types of investment funds. Total plan expenses charged to operations were $.4 million, $.5 million and $.4 million in 1999, 1998 and 1997, respectively.

NOTE M--FINANCIAL INSTRUMENTS

Off-Balance Sheet Risks

            The Company enters into forward foreign exchange contracts denominated in foreign currencies to hedge certain firm commitments. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows resulting from the firm commitments will be adversely affected by changes in exchange rates. At December 31, 1999, 1998, and 1997, the Company had forward foreign exchange contracts of $3.6 million, $4.6 million, and $1.8 million, respectively.

            The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 1999, the Company had sold 161,000 ounces of gold for delivery on various dates through 2003 at an average price of $360.86. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. On July 1, 1999, Coeur commenced marking to market its metal call options sold, whereby any change in value is recorded in earnings currently. As a result, for the year ended 1999, Coeur recognized a $4.3 million non-cash charge to earnings. At December 31, 1999, based on the spot gold price of $288 per ounce, The Company's complete hedging position was valued at $3.4 million, including the call options sold. The Company realized gains of $4.9 million arising from the deliveries of gold into purchased put options and forward contracts during 1999.

            Further discussions of other financial instruments held by the Company are included in Note E and Note I.

            The following table summarizes the information at December 31, 1999, associated with the Company's financial and derivative financial instruments:





(dollars in thousands)                             2000                 2001                2002                2003
----------------------------------------------------------------------------------------------------------------------------



                                                                                                             Fair Value
(dollars in thousands)                               2004             Thereafter            Total             12/31/99
-------------------------------------------------------------------------------------------------------------------------


LIABILITIES
  Long Term Debt
  Fixed Rate                                    $         -                   -         $    35,582         $         -
  Average Interest Rate                               6.716%              6.716%              6.782%              6.843%

DERIVATIVE FINANCIAL INSTRUMENTS
  Gold Forward Sales - AUD

      Ounces                                         15,600                   -                   -                   -
      Price Per Ounce                           $    612.10                   -         $         -         $         -

  Gold Put Options
  Purchased - AUD (1)
      Ounces                                         14,400              30,000              30,000              30,000

      Price Per Ounce                           $    597.00         $    597.00         $    597.00         $    597.00

  Gold Call Options
  Sold - AUD
      Ounces                                         15,000                   -                   -                   -
      Price Per Ounce                           $    545.00         $         -         $         -         $         -

  Gold Put Options
  Purchased - USD
      Ounces                                         36,000                   -                   -                   -
      Price Per Ounce                           $    265.00                   -         $         -         $         -

  Gold Call Options
  Sold - USD (2)
      Ounces                                              -                   -                   -                   -
      Price Per Ounce                           $         -         $         -         $         -         $         -

  Amortizing Forward Sales
      Ounces (2)                                     20,000              22,560              22,560              22,560
      Price Per Ounce                           $    338.58         $    348.50         $    348.50         $    348.50

  Foreign Currency Contracts
      New Zealand Dollar                        $     3,600         $         -         $         -         $         -
      Exchange Rate (NZ$ to US$)                      2.124                   -                   -                   -


LIABILITIES
  Long Term Debt                                                                                           $   132,212
  Fixed Rate                                    $    93,372         $   107,277        $    236,231
  Average Interest Rate                               7.190%              7.250%

DERIVATIVE FINANCIAL INSTRUMENTS
  Gold Forward Sales - AUD
                                                                                                           $     1,736
      Ounces                                              -                   -              15,600
      Price Per Ounce                           $         -         $         -

  Gold Put Options
  Purchased - AUD (1)                                                                                      $    10,584
      Ounces                                              -                   -             104,400

      Price Per Ounce                           $         -         $         -

  Gold Call Options
  Sold - AUD                                                                                               $         -
      Ounces                                              -                   -              15,000
      Price Per Ounce                           $         -         $         -

  Gold Put Options
  Purchased - USD                                                                                          $         -
      Ounces                                              -                   -              36,000
      Price Per Ounce                           $         -         $         -

  Gold Call Options
  Sold - USD (2)                                                                                           $         -
      Ounces                                                             56,000              56,000
      Price Per Ounce                           $         -         $    345.00

  Amortizing Forward Sales                                                                                 $       967
      Ounces (2)                                     22,560              78,960             189,200
      Price Per Ounce                           $    348.50         $    348.50

  Foreign Currency Contracts                                                                               $       176
      New Zealand Dollar                        $         -         $         -        $      3,600
      Exchange Rate (NZ$ to US$)                          -                   -




(1) Of the put options purchased, 104,400 ounces have a knock-out provision whereby the options will terminate if gold trades above $352 per ounce prior to the exercise date.

(2) The majority of the call options sold have a knock-out provision; whereby calls for 56,000 ounces will terminate if gold trades below $300 per ounce after March 31, 2001, and calls for 169,200 ounces will terminate if gold trades below $310 per ounce at any time after March 31, 2001.

            The table below summarizes, by contract, the contractual amounts of the Company's forward exchange and forward metals contracts at December 31, 1999, 1998 and 1997.


                                1999                        1998                          1997
                      --------------------------  -------------------------    -------------------------
                        Forward      Unrealized    Forward      Unrealized      Forward      Unrealized
                       Contracts     Gain (Loss)   Contracts    Gain (Loss)     Contracts    Gain (Loss)
                      -----------   ------------  -----------  ------------    ----------   ------------
Currency:
 New Zealand            $ 3,600       $   176       $ 4,595       $   391       $ 1,766       $    (7)

Forward Metal
  Sales                 $58,099       $11,369       $50,114       $11,261       $67,875       $ 7,404

            Gains and losses related to contracts associated with firm commitments are deferred and will be recognized as the related commitments mature. For the years ended December 31, 1999, 1998, and 1997, the Company realized a gain (loss) from its foreign exchange programs of $.1 million, ($.5) million and ($.9) million, respectively.

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

NOTE N--SEGMENT INFORMATION

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

            The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to Company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Golden Cross, Fachinal, and Petorca mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines
NL), the Kensington development property, and its exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The Other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment includes sales through a wholly owned commodity marketing subsidiary, and are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

            Revenues from gold sales were $48.9 million, $55.7 million and $89.8 million in 1999, 1998 and 1997, respectively. Revenues from silver sales were $43.7 million, $46.8 million and $41.4 million in 1999, 1998 and 1997, respectively.

Coeur d'Alene Mines
Corporation                                                            (in thousands)
Segment Reporting
                                                   Golden                                      Coeur           Silver
                                  Rochester        Cross         Fachinal        Petorca      Australia         Valley
                                 -----------------------------------------------------------------------------------------
December 31, 1999
  Net sales and revenues
    To external customers         $    (119)     $       -      $   8,756      $   9,086      $   9,983      $   4,960
  Intersegment net sales
    And revenues                     51,312              -              -              -              -              -
                                 -----------------------------------------------------------------------------------------
  Total net sales and
    revenues                      $  51,193      $       -      $   8,756      $   9,086      $   9,983      $   4,960
                                 =========================================================================================
  Depreciation and
    Amortization                  $   9,539      $     444      $   5,025      $  (1,020)     $   4,490      $     681
  Interest income                         -              -             66             20             65              -
  Interest expense                        -              -             32             27              -              -
  Gain on Cyprus Settlement               -              -              -              -              -              -
  Loss on Metal Hedging                   -              -              -              -              -              -
  Writedown of Mine Property              -         (2,119)             -              -        (16,193)             -
  Income tax expense                      -              -              -              -             23            (11)
  Earnings (losses) from non-
    Consolidated affiliates               -              -              -              -         (1,180)             -
 Gain on early retirement
    of debt                               -              -              -              -              -              -
 Profit (loss)                       18,993              -         (3,023)          (556)           203           (276)

Investments in non-
  Consolidated affiliates                 -              -              -              -         29,008              -
  Segment assets(A)                  89,110          1,244         29,386          3,374          1,818         24,438
  Expenditures for property           3,815              -          1,356            300              -            947


Coeur d'Alene Mines
Corporation                                                  (in thousands)
Segment Reporting

                                  Kensington     Manquiri      Exploration        Other          Total
                                 ----------------------------------------------------------------------
December 31, 1999
  Net sales and revenues
    To external customers         $       -      $      -      $    (323)     $  76,603      $ 108,946
  Intersegment net sales
    And revenues                          -             -              -        (51,312)             -
                                 ----------------------------------------------------------------------
  Total net sales and
    revenues                      $       -      $      -      $    (323)     $  25,291      $ 108,946
                                 ======================================================================
  Depreciation and
    Amortization                  $     254      $      -      $     110      $   2,485      $  22,008
  Interest income                         -             -             13          5,444          5,608
  Interest expense                        -             -              -         16,349         16,408
  Gain on Cyprus Settlement               -             -              -         21,140         21,140
  Loss on Metal Hedging                   -             -              -          4,302          4,302
  Writedown of Mine Property              -             -              -           (373)       (18,685)
  Income tax expense                      -             -              -            320            332
  Earnings (losses) from non-
    Consolidated affiliates               -             -              -             85         (1,095)
 Gain on early retirement
    of debt                               -             -              -          3,990          3,990
 Profit (loss)                            -        (1,348)        (3,436)        (2,529)         8,028

Investments in non-
  Consolidated affiliates                 -             -              -              -         29,008
  Segment assets(A)                  29,804        19,554            522          7,027        206,277
  Expenditures for property           7,903             -             55            560         14,935


December 31, 1998

                                                               Golden                              El               Coeur
                                            Rochester          Cross             Fachinal         Bronce           Australia
                                          -------------------------------------------------------------------------------------
Net sales and revenues to
  External customers                       $     (82)                -         $  16,324         $   9,436         $  13,860
Intersegment net sales and
  Revenues                                    62,911                 -                 -                 -                 -
                                          -------------------------------------------------------------------------------------
Total net sales and
    revenues                               $  62,829                 -         $  16,324         $   9,436         $  13,860
                                          =====================================================================================

Depreciation and amortization              $   7,910                 -         $  12,028         $   1,807         $   7,060
nterest income                                    17                 -                91                31                54
Interest expense                                   -                 -                65               218                 -

Gain on forward sale contracts                     -                 -                 -                 -                 -
Writedown of Mine Property                         -            (4,266)          (42,900)          (53,904)                -
Income tax (credit) expense                        -                 -                 -                 -               (53)
Earnings (losses) from non-
  Consolidated affiliates                          -                 -                 -                 -            (1,175)
Gain on early retirement of
  debt                                             -                 -                 -                 -                 -
Profit (loss)                                 33,080                 -            (6,976)           (2,158)            1,120

Investments in non-consolidated
  Affiliates                                       -                 -                 -                 -            50,627
Segment assets (A)                            86,362             5,892            32,915             4,845               193
Expenditures for property                      6,903                 -             2,801             1,843                 -


December 31, 1998


                                             Kensington        Exploration           Other             Total
                                          ---------------------------------------------------------------------
Net sales and revenues to
  External customers                                   -         $    (449)        $  72,885         $ 111,974
Intersegment net sales and
  Revenues                                             -                 -           (62,911)                -
                                          ---------------------------------------------------------------------
Total net sales and
    revenues                                           -         $    (449)        $   9,974         $ 111,974
                                          =====================================================================

Depreciation and amortization                  $     334         $     149         $   1,723         $  31,011
nterest income                                         -                43             9,263             9,499
Interest expense                                       -                 -            13,379            13,662

Gain on forward sale contracts                         -                 -             1,167             1,167
Writedown of Mine Property                      (121,500)             (602)                -          (223,172)
Income tax (credit) expense                            -                 -               972               919
Earnings (losses) from non-
  Consolidated affiliates                              -                 -              (955)           (2,130)
Gain on early retirement of
  debt                                                 -                 -            12,158            12,158
Profit (loss)                                          -            (4,938)            1,890            22,018

Investments in non-consolidated
  Affiliates                                           -                 -            16,287            66,914
Segment assets (A)                                22,178               892             5,681           158,958
Expenditures for property                         18,194               460               185            30,386

Coeur d'Alene Mines Corporation                                         (In Thousands)
Segment Reporting (continued)
December 31, 1997
                                                                Golden                                El                Coeur
                                             Rochester           Cross           Fachinal           Bronce            Australia
                                           ----------------------------------------------------------------------------------------
Net sales and revenues to external
  Customers                                 $     232         $   7,513         $  14,949          $  17,082          $   8,111
Intersegment net sales and
  Revenues                                     61,138            28,525                 -                  -                  -
                                           ----------------------------------------------------------------------------------------
Total net sales and revenues                $  61,370         $  36,038         $  14,949          $  17,082          $   8,111
                                           ========================================================================================

Depreciation and amortization               $  10,495         $   4,040         $  11,021          $   2,523          $   4,899
Interest income                                    22                46                84                 17                288
Interest expense                                    -                 -               284                795                181
Income from insurance
  settlement                                        -             8,000                 -                  -                  -
Gain on forward sale
  contracts                                         -                 -                 -                  -                  -
Income tax (credit) expense                         -                 -                 -                  -                 69
Earnings (losses) from non-
  Consolidated affiliates                           -                 -                 -                  -               (329)
Profit (loss)                               $  22,953         $  14,419         $  (3,827)         $  (2,255)         $    (418)

Investments in non-consolidated
  Affiliates                                        -                 -                 -                  -             56,393
Segment assets (A)                          $  73,526         $   6,863         $  83,918          $  47,653          $     487
Expenditures for property                   $   1,179         $   2,030         $   4,041          $   3,524                  -



Coeur d'Alene Mines Corporation                                         (In Thousands)
Segment Reporting (continued)
December 31, 1997

                                                Kensington        Exploration          Other              Total
                                           -----------------------------------------------------------------------
Net sales and revenues to external
  Customers                                     $       -         $    (103)         $ 104,116          $ 151,900
Intersegment net sales and
  Revenues                                              -                 -            (89,663)                 -
                                           -----------------------------------------------------------------------
Total net sales and revenues                    $       -         $    (103)         $  14,453          $ 151,900
                                           =======================================================================

Depreciation and amortization                   $     171         $     189          $   1,437          $  34,775
Interest income                                         -                27              8,690              9,174
Interest expense                                        -                 -              8,993             10,253
Income from insurance
  settlement                                            -                 -                  -              8,000
Gain on forward sale
  contracts                                             -                 -              5,280              5,280
Income tax (credit) expense                             -                 -               (311)              (242)
Earnings (losses) from non-
  Consolidated affiliates                               -                 -              1,112                783
Profit (loss)                                           -         $  (6,121)         $   5,781          $  30,532

Investments in non-consolidated
  Affiliates                                            -                 -             16,620             73,013
Segment assets (A)                              $ 125,879         $   1,809          $  14,331          $ 354,466
Expenditures for property                       $  14,940         $     715          $  14,876          $  41,305


Notes:
   (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.


Coeur d'Alene Mines Corporation
  Segment Reporting
                                                                    1999                1998                1997
                                                            --------------------------------------------------------
  Profit (loss)
  -------------
  Total profit or loss for reportable segments                   $   8,028           $  22,018           $  30,532
  Gain on Cyprus lawsuit                                            21,140                   -                   -
  Loss on metal hedging                                             (4,302)                  -                   -
  Depreciation expense                                             (21,753)            (30,677)            (34,604)
  Interest expense                                                 (16,408)            (13,662)            (10,253)
  Writedown of mining properties                                   (18,685)           (223,172)                  -
                                                            --------------------------------------------------------
      Loss before income taxes and
      and extraordinary item                                     $ (31,980)          $(245,493)          $ (14,325)
                                                            ========================================================


Assets
------
  Total assets for reportable segments                           $ 206,277           $ 158,958           $ 354,466
  Cash and cash equivalents                                         86,935             127,335             114,604
  Short-term investments                                            22,978               1,753              98,437
  Other assets                                                      37,857              77,934              91,195
                                                            --------------------------------------------------------
      Total consolidated assets                                  $ 354,047           $ 365,980           $ 658,702
                                                            ========================================================

Coeur d'Alene Mines Corporation
  Segment Reporting
                                                          (In Thousands)
  Geographic Information
  ----------------------
                                                                        Mining
  1999:                                          Revenues             Properties
                                         ----------------------------------------
  United States                                $   60,297             $   94,356
  Chile                                            17,521                 22,356
  Australia                                         9,983                      -
  New Zealand                                      21,146                    855
  Other Foreign Countries                              (1)                19,565
                                         ----------------------------------------
  Consolidated Total                           $  108,946             $  137,132
                                         ========================================

                                                                        Mining
  1998:                                          Revenues             Properties
                                         ----------------------------------------
  United States                                $   72,326             $   73,153
  Chile                                            25,802                 25,291
  Australia                                        13,860                      -
  New Zealand                                           -                  5,178
  Other Foreign Countries                             (14)                    14
                                         ----------------------------------------
  Consolidated Total                           $  111,974             $  103,636
                                         ========================================

                                                                        Mining
  1997:                                          Revenues             Properties
                                         ----------------------------------------
  United States                                $   75,892             $  177,791
  Chile                                            32,057                121,607
  Australia                                         7,896                  3,198
  New Zealand                                      36,053                  4,669
  Other Foreign Countries                               2                    171
                                         ----------------------------------------
  Consolidated Total                           $  151,900             $  307,436
                                         ========================================

Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

NOTE O--LITIGATION

Federal Natural Resources Action

            On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d'Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. No specific monetary damages were identified in the complaint. However, in July 1996, the government indicated that damages may approximate $982 million and as a result of pretrial discovery, it appears the United States believes it can prove damages over $1 billion. The United States asserts that the defendants are jointly and severally liable for costs and expenses incurred by the United States in connection with the investigation, removal and remedial action and the restoration or replacement of affected natural resources. In 1986 and 1992, the Company had settled similar issues with the State of Idaho and the Coeur d'Alene Indian Tribe, respectively, and believes that those prior settlements exonerate it of further involvement with alleged natural resource damage in the Coeur d'Alene River Basin. Accordingly, the Company intends to vigorously defend this matter.

            In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the 1986 settlement with the state bars the federal claims. That motion remains pending. In September 1997, the Company filed an additional motion for partial summary judgement raising the statute of limitations as to natural resource damages. That motion was granted by the Court on September 30, 1998. The Court's granting of that motion limits the United States' natural resource damage claims to the 21 square mile Bunker Hill Superfund site area rather than the entire Coeur d'Alene Basin. Although that ruling limits the geographic coverage of the United States' action, the ruling does not prohibit the EPA from attempting to utilize its hazard ranking system which could potentially broaden the scope of the United States' allegations. The United States appealed this decision to the United States Court of Appeals for the 9th Circuit. The Appeal has been argued but not decided. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, and requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. The court denied this motion on the grounds that further facts must be developed at trial before the issue can be decided.

Settlement of Golden Cross Lawsuit

            On July 15, 1996, the Company filed a complaint against Cyprus Amax Minerals Company ("Cyprus") in the District Court of the State of Idaho, Kootenai County alleging violations by Cyprus of the anti-fraud provisions of the Idaho and Colorado Securities Acts as well as common law fraud in connection with Cyprus' sale in April 1993 to the Company of Cyprus Exploration and Development Corporation, which owned all the shares of Cyprus Gold New Zealand Limited, which, in turn, owned an 80% interest in the Golden Cross Mine in New Zealand. The Company's lawsuit sought rescission and an unspecified amount of damages arising from alleged misrepresentations and failure to disclose material facts alleged to have been known by Cyprus officials regarding ground movement and instability, threatening the integrity of the mine site at the time of Coeur's purchase of the property. In October 1997, Cyprus filed a counterclaim alleging libel by the Company in its press release announcing the write-off of the Golden Cross Mine and seeking an unspecified amount of damages. On February 17, 1999, Cyprus filed a motion to vacate the trial date and a motion to dismiss the second amended complaint. On July 12, 1999, the Court entered an order denying the motion to dismiss and the motion to vacate the trial date. During the third quarter of 1999, the Company received $31.5 million from Cyprus in connection with the settlement of the action. The Company recorded other income of approximately $21.1 million during the third quarter of 1999, which was the net amount of settlement proceeds after the deduction of the $4.4 million payment to Coeur's flood insurance carrier and $6 million payment to the plaintiffs in the class action discussed below.

Settlement of Class Action Securities Lawsuit

            On July 2, 1997 a suit was filed by purchasers of the Company's Common Stock in Federal District Court for the District of Colorado naming the Company and certain of its officers and its independent auditor as defendants. Plaintiff alleges that the Company violated the Securities Exchange Act of 1934 during the period January 1, 1995 to July 11, 1996, and seeks certification of the law suit as a class action. The class members are alleged to be those persons who purchased publicly traded debt and equity securities of the Company during the time period stated. On September 22, 1997, an amended complaint was filed in the proceeding adding other security holders as additional plaintiffs. The action seeks unspecified compensatory damages, pre-judgment and post-judgment interest, attorney's fees and costs of litigation. The complaint asserted that the defendants knew material adverse non-public information about the Company's financial results which was not disclosed, and which related to the Golden Cross and Fachinal Mines; and that the defendants intentionally and fraudulently disseminated false statements which were misleading and failed to disclose material facts.

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

Dismissal of Derivative Action

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

NOTE P--SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


                                                        First              Second            Third              Fourth
                                                       Quarter            Quarter           Quarter(a)         Quarter
                                                       -------            -------           ----------         -------
                                                                       (In Thousands - Except Per Share Data)
1999
----
Net revenues                                         $   19,344          $   21,675       $   38,439          $   29,488
Net Income (Loss) before
  extraordinary gain                                 $   (7,273)         $   (6,979)      $    7,020          $  (25,081)(b)
Net Income (Loss)                                    $   (7,273)         $   (6,979)      $    9,610(d)       $  (23,681)(b,d)
Net Income (Loss) attributable
  to common shareholders                             $   (9,906)         $   (9,612)      $    6,977          $  (26,314)(b)
Basic and diluted net Income (Loss)
  per share before extraordinary gain                $     (.45)         $     (.44)      $      .18          $     (.95)
Basic and diluted net Income (Loss)
  per share attributable to
  common shareholders                                $     (.45)         $     (.44)      $      .29          $     (.90)


1998
----
Net revenues                                         $   24,754          $   34,563       $   25,856          $   26,801
Net loss before
  extraordinary gain                                 $  (57,961)(c)      $   (5,166)      $   (6,366)         $ (179,919)(c)
Net loss                                             $  (57,961)(c)      $   (5,166)      $      (21)(d)      $ (171,106)(c,d)
Net loss attributable
  to common shareholders                             $  (60,594)(c)      $   (7,799)      $   (2,654)(d)      $ (173,739)(c,d)
Basic and diluted net loss
  per share before
  extraordinary gain                                 $    (2.77)         $     (.36)      $     (.41)         $    (8.20)
Basic and diluted net loss
  per share attributable to
  common shareholders                                $    (2.77)         $     (.36)      $     (.12)         $    (7.93)


(a) Includes the receipt of $21.1 million in settlement of the Cyprus litigation suit.

(b) Includes writedown of mining properties of approximately $16.2 million in the fourth quarter of 1999.

(c) Includes writedown of mining properties of approximately $54.5 million in the first quarter and approximately $168.7 million in the fourth quarter of 1998.

(d) Includes extraordinary gain on early retirement of debt of approximately $2.6 million in the third quarter 1999, approximately $1.4 million in the fourth quarter 1999,and approximately $6.3 million in the third quarter 1998 and approximately $5.8 million in the fourth quarter of 1998.



#77646