Form 10-Q
period 2000-03-31
COEUR D ALENE MINES CORP
filed 2000-05-15
CIK 215466

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES _X_ NO ___
                           -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 38,109,279 shares were issued and outstanding as of May 11, 2000.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            March 31, 2000 and December 31, 1999

            Consolidated Statements of Operations --                      5
            Three Months Ended March 31, 2000 and 1999

            Consolidated Statements of Cash Flows --                      6
            Three Months Ended March 31, 2000 and 1999

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of                      13
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                  20

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                             21


SIGNATURES                                                               22

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                 March 31,        December 31,
                                                                   2000              1999
                                                                ----------        ------------
ASSETS                                                                 (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                     $  80,855          $  86,935
  Short-term investments                                           13,652             22,978
  Receivables                                                       8,105             15,376
  Inventories                                                      61,406             53,769
                                                                ----------         ----------
  TOTAL CURRENT ASSETS                                            164,018            179,058

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                    96,672             96,592
  Less accumulated depreciation                                   (55,958)           (54,265)
                                                                ----------         ----------
                                                                   40,714             42,327

MINING PROPERTIES
  Operational mining properties                                   107,696            106,455
  Less accumulated depletion                                      (64,388)           (62,431)
                                                                ----------         ----------
                                                                   43,308             44,024
  Developmental properties                                         51,968             50,781
                                                                ----------         ----------
                                                                   95,276             94,805

OTHER ASSETS
  Investments in unconsolidated affiliates                         28,892             29,008
  Debt issuance costs, net of accumulated
    amortization                                                    5,094              5,378
  Other                                                             3,434              3,471
                                                                ----------         ----------
                                                                   37,420             37,857
                                                                ----------         ----------
                                                                $ 337,428          $ 354,047
                                                                ==========         ==========

        See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                 March 31,        December 31,
                                                                   2000              1999
                                                                ----------        ------------
                                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $   3,584          $   4,693
  Accrued liabilities                                               6,307              6,411
  Accrued interest payable                                          6,041              5,064
  Accrued salaries and wages                                        4,104              5,005
                                                                ----------         ----------
      TOTAL CURRENT LIABILITIES                                    20,036             21,173

LONG-TERM LIABILITIES
  6% subordinated convertible debentures
    due 2002                                                       35,334             35,582
  6 3/8% subordinated convertible debentures
    due 2004                                                       93,372             93,372
  7 1/4% subordinated convertible debentures
    due 2005                                                      107,277            107,277
  Other long-term liabilities                                      27,158             28,478
                                                                ----------         ----------
      TOTAL LONG-TERM LIABILITIES                                 263,141            264,709

SHAREHOLDERS' EQUITY
  Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
    share,(a class of preferred stock) -
    authorized 7,500,000 shares, issued zero and
    7,077,833 shares in 2000 and 1999.                                  0              7,078
  Common Stock, par value $1.00 per share-
    authorized 125,000,000 shares,
    issued 38,109,279 and 30,240,428 shares
    in 2000 and 1999 (including 1,059,211
    shares held in treasury)                                       38,109             30,240
  Capital surplus                                                 387,625            391,031
  Accumulated deficit                                            (356,954)          (347,119)

  Repurchased and nonvested shares                                (13,190)           (13,190)
  Accumulated other comprehensive loss:
  Unrealized gain (loss) on short-term
    investments                                                    (1,339)               125
                                                                ----------         ----------

                                                                   54,251             68,165
                                                                ----------         ----------
                                                                $ 337,428          $ 354,047
                                                                ==========         ==========

               See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                      3 MONTHS ENDED
                                                         MARCH 31,
                                               -----------------------------
                                                  2000               1999
                                               ----------         ----------
                                          (In thousands except per share amounts)
REVENUES
  Product sales                                $  14,841          $  18,259
  Interest and other                               3,063              1,085
                                               ----------         ----------
    Total Revenues                                17,904             19,344

COSTS and Expenses
  Production                                      13,467             13,637
  Depreciation and depletion                       4,907              4,205
  Administrative and general                       3,121              2,606
  Exploration                                      2,140              1,832
  Interest                                         3,956              4,189
  Other                                              135                 74
                                               ----------         ----------
    Total Costs and Expenses                      27,726             26,543
                                               ----------         ----------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE TAXES AND
  EXTRAORDINARY ITEM                              (9,822)            (7,199)
  Income tax provision                               100                 74
                                               ----------         ----------
Net loss before extraordinary item                (9,922)            (7,273)
  Extraordinary item - early
    retirement of debt
    (net of taxes)                                    87                  0
                                               ----------         ----------
NET LOSS                                          (9,835)            (7,273)
  Unrealized holding loss
    on securities                                 (1,339)              (171)
                                               ----------         ----------
COMPREHENSIVE LOSS                             $ (11,174)         $  (7,444)
                                               ==========         ==========

NET LOSS                                       $  (9,835)         $  (7,273)
  Preferred stock dividends                        2,180              2,633
                                               ----------         ----------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                          $ (12,015)         $  (9,906)
                                               ==========         ==========

BASIC AND DILUTED EARNINGS PER SHARE:
  Weighted average number
  of shares of Common Stock                       30,569             21,899
                                               ==========         ==========

  Loss before extraordinary item               $    (.39)         $    (.45)
  Extraordinary item - early
    retirement of debt (net of taxes)                .00                .00
                                               ----------         ----------
  Net loss per share attributable
    to common shareholders                     $    (.39)         $    (.45)
                                               ==========         ==========

               See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                 3 MONTHS ENDED
                                                                    MARCH 31,
                                                          -----------------------------
                                                             2000               1999
                                                          ----------         ----------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (9,835)         $  (7,273)
  Add (deduct) noncash items:
  Depreciation and depletion                                  4,907              4,205
  Gain on early retirement of debt (net of tax)                 (87)
  Other                                                       1,589                865
  Undistributed (earnings) loss of investment
    in unconsolidated subsidiary                               (482)               471
  Unrealized gain on written call options                    (1,554)

  Changes in Operating Assets and Liabilities:
    Receivables                                               7,271              4,262
    Inventories                                              (7,637)            (3,701)
    Accounts payable and accrued liabilities                 (1,965)            (1,742)
                                                          ----------         ----------

NET CASH USED IN OPERATING ACTIVITIES                        (7,793)            (2,913)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                        (4,276)            (2,024)
  Proceeds from sales of short-term investments              12,073                570
  Purchases of property, plant and equipment                   (742)              (187)
  Proceeds from sale of assets                                  591
  Expenditures on operational mining properties              (1,917)              (103)
  Expenditures on developmental properties                   (1,288)            (1,621)
  Other                                                         103               (483)
                                                          ----------         ----------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                       4,544             (3,848)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of cash dividends                                  (2,633)            (2,633)
  Other                                                        (198)              (137)
                                                          ----------         ----------
    NET CASH USED IN FINANCING ACTIVITIES                    (2,831)            (2,770)
                                                          ----------         ----------


DECREASE IN CASH AND CASH EQUIVALENTS                        (6,080)            (9,531)
Cash and cash equivalents at beginning
  of period                                                  86,935            127,335
                                                          ----------         ----------

Cash and cash equivalents at period ending
March 31, 2000                                            $  80,855          $ 117,804
                                                          ==========         ==========

               See notes to consolidated financial statements.

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B:     Inventories

      Inventories are comprised of the following:

                                                March 31,    December 31,
                                                  2000           1999
                                               ----------    ------------
                                                    (In Thousands)
      In process and on leach pads             $ 43,770        43,494
      Concentrate and dore' inventory            12,869         5,594
      Supplies                                    4,767         4,681
                                               ---------     ---------
                                                 61,406      $ 53,769
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

      The  Handy  and  Harmon   refinery,   to  which   Rochester  Mine  sends
approximately 50% of its dore, filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company has in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold, being held pending resolution of the Bankruptcy proceeding. At this time, the Company anticipates that litigation may be required and believes it has a basis to recover all the inventory being held.

NOTE C:     Income Taxes

      The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE D:     Conversion of MARCS to Common

      On March 15, 2000, the Company mandatorily converted its 7,077,833 outstanding shares of Mandatory Adjustable Redeemable Convertible Securities (MARCS) into 7,863,000 common shares. The final payment of dividends of $2,633,000 on the MARCS was paid out as of that date.

NOTE E:     Short-Term Investments

      During the first quarter of 2000, the Company sold 245,000 shares of Pan American Silver Corporation stock for approximately $1.2 million, and recorded a realized loss of approximately $66,000. The Company continues to hold approximately one million shares.

NOTE F:     Long-Term Debt

      During the first quarter 2000, the Company repurchased approximately $248,000 principal amount of its outstanding 6% Subordinated Convertible Debentures due 2002 for a total purchase price of approximately $159,000, excluding purchased interest of approximately $12,000. Associated with this transaction, the Company eliminated $2,000 of capitalized bond issuance costs. As a result of the buyback of these debentures, the Company has recorded an extraordinary gain of approximately $87,000, net of taxes of zero, during the first quarter of 2000 on the reduction of its indebtedness.

NOTE G:     Segment Reporting

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

      The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Fachinal, and Petorca (previously named El Bronce) mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), the Kensington development property, and the Company's exploration program. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The Other segment includes earnings (loss) from unconsolidated subsidiaries accounted for by the equity method such as the Company's 50% interest in Gasgoyne, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the Other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on 10-K. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

COEUR D'ALENE MINES CORPORATION
 SEGMENT REPORTING
(In thousands)

                                     Golden                       Coeur    Silver
                          Rochester   Cross  Fachinal  Petorca  Australia  Valley   Kensington  Manquiri  Exploration
                          -------------------------------------------------------------------------------------------
MARCH 31, 2000
Net sales and revenues
  to external customers   $      -        -  $    188  $   586  $ 2,176    $ 3,577         -           -  $     73
Intersegment net sales
  And revenues              12,036        -         -        -        -          -         -           -         -
                          -------------------------------------------------------------------------------------------
Total net sales and
  revenues                $ 12,036        -  $    188      586    2,176      3,577         -           -  $     73
                          ===========================================================================================

Depreciation and
  amortization            $  3,507        -  $  1,256  $    52  $   531    $   572  $      -           -  $     21
Interest income                  -        -         5        2       19          -         -           -         8
Interest expense                 -        -         -        -        -          -         -           -         -
Income tax expense               -        -         -        -        8          1         -           -         -
Earnings (losses) from
  Unconsolidated
  affiliates                     -        -         -        -      482          -         -           -         -
Gain on early
  retirement of debt             -        -         -        -        -          -         -           -         -
Profit (loss)                3,169        -      (242)    (471)     401       (882)        -           -    (1,551)

Investments in
  Unconsolidated
  affiliates                     -        -         -        -   28,892          -         -           -         -
Segment assets              87,369    1,154    30,165    2,656      603     23,591    31,094      19,554    20,087
Expenditures for
  property                     294        -     1,324       49        -        974     1,287           -         -

MARCH 31, 1999

Net sales and revenues
  to external customers   $      2        -  $   (341) $ 4,050  $ 1,976          -         -           -  $   (291)
Intersegment net sales
  And revenues              13,426        -         -        -        -          -         -           -         -
                          -------------------------------------------------------------------------------------------
Total net sales and
  revenues                $ 13,428        -  $   (341) $ 4,050  $ 1,976          -         -           -  $   (291)
                          ===========================================================================================

Depreciation and
  amortization            $  2,343        -  $    867  $    76  $   815          -  $     67           -  $     30
Interest income                           -        29        9       10          -         -           -         2
Interest expense                 -        -        14        2        -          -         -           -         -
Income tax expense               -        -         -        -        4          -         -           -         -
Earnings (losses) from
  Unconsolidated
  affiliates                     -        -         -        -     (625)          -        -           -         -
Gain on early
  retirement of debt             -        -         -        -        -          -         -           -         -
Profit (loss)                5,391        -    (1,874)     511     (467)         -         -           -    (1,735)

Investments in
  Non-consolidated
  affiliates                     -        -         -        -   49,061          -         -           -         -
Segment assets              86,166    6,014    32,842    1,208      136          -    23,751           -       942
Expenditures for
  property                     132        -       137        -        -          -     1,618           -        14

Notes:

      (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.


                          Other      Total
                          --------------------
MARCH 31, 2000
Net sales and revenues
  to external customers     11,304   $ 17,904
Intersegment net sales
  And revenues             (12,036)         -
                          --------------------
Total net sales and
  revenues                $    732   $ 17,904
                          ====================

Depreciation and
  amortization            $    368   $  6,308
Interest income              1,340      1,374
Interest expense             3,956      3,956
Income tax expense              92        101
Earnings (losses) from
  Unconsolidated
  affiliates                     -        482
Gain on early
  retirement of debt            87         87
Profit (loss)                   19        422

Investments in
  Unconsolidated
  affiliates                     -     28,892
Segment assets               8,782    205,501
Expenditures for
  property                      20      3,948

MARCH 31, 1999

Net sales and revenues
  to external customers   $ 13,949   $ 19,344
Intersegment net sales
  And revenues             (13,427)         -
                          --------------------
Total net sales and
  revenues                $    522   $ 19,344
                          ====================

Depreciation and
  amortization            $    577   $  4,775
Interest income              1,477      1,526
Interest expense             4,173      4,189
Income tax expense              71         75
Earnings (losses) from
  Unconsolidated
  affiliates                   154       (471)
Gain on early
  retirement of debt             -          -
Profit (loss)                 (128)     1,698

Investments in
  Non-consolidated
  affiliates                16,400     65,461
Segment assets               6,052    157,110
Expenditures for
  property                       9      1,910

Notes:

      (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

GEOGRAPHIC INFORMATION
(In thousands)                                                     Long-Lived
  2000:                                        Revenues               Assets
                                       ---------------------------------------------
  United States                                $ 14,881              $ 93,165
  Chile                                             845                22,570
  Australia                                       2,176                     -
  New Zealand                                         -                   691
  Bolivia                                             -                19,564
  Other Foreign Countries                             1                     -
                                       ---------------------------------------------
  Consolidated Total                           $ 17,904              $135,990
                                       =============================================

                                                                   Long-Lived
  1999:                                        Revenues               Assets
                                       ---------------------------------------------

  United States                                $ 13,950              $ 72,592
  Chile                                           3,418                24,568
  Australia                                       1,976                     -
  New Zealand                                         -                 5,176
  Bolivia                                             -                     -
  Other Foreign Countries                             -                    14
                                       ---------------------------------------------
  Consolidated Total                           $ 19,344              $102,349
                                       =============================================


Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H:     Hedging

      For the first quarter of 2000 the Company recorded a $1.6 million gain in connection with the hedge program. The Company also added 54,000 ounces in forward sales to its gold protection program (2000-30,000 ounces, 2001-12,000 ounces, 2002-12,000 ounces), whereby over the next three years the Company will receive an average price of $311.44.

      The following table summarizes the information at March 31, 2000 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

                                                                                                                  Fair
                                                                                                                  Value
(dollars in thousands)           2000        2001       2002      2003        2004    Thereafter   Total         3/31/99
 -----------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Long Term Debt                                                                                                 $ 122,891
  Fixed Rate                $      -      $      -   $ 35,334   $      -   $ 93,372    $107,277    $235,983
  Average Interest Rate        6.717%        6.717%     6.782%     6.843%     7.190%      7.250%

DERIVATIVE FINANCIAL
INSTRUMENTS
  Gold Forward                                                                                                   $   1,109
    Sales - AUD
      Ounces (1)              11,700             -          -          -          -           -      11,700
      Price Per Ounce       $ 612.10      $      -   $      -   $      -   $      -    $      -

  Gold Put Options
    Purchased - AUD                                                                                              $   8,631
      Ounces                  10,800        30,000     30,000     30,000          -           -     100,800
      Price Per Ounce       $ 597.00      $ 597.00   $ 597.00   $ 597.00   $      -    $      -

  Gold Forward
    Sales - USD                                                                                                  $   1,841
      Ounces                  27,600        12,000     12,000          -          -           -      51,600
      Price Per Ounce       $ 302.21      $ 316.51   $ 331.84   $      -   $      -    $      -

  Gold Call Options
  Sold - USD                                                                                                     $       -
       Ounces (2)                  -             -          -          -          -      56,000      56,000
       Price Per Ounce      $      -             -   $      -   $      -   $      -    $ 345.00

  Amortizing Forward Sales
                                                                                                                 $     927
       Ounces (2)             15,000        22,560     22,560     22,560     22,560      78,960     184,200
       Price Per Ounce      $ 338.58      $ 348.50   $ 348.50   $ 348.50   $ 348.50    $ 348.50

  Foreign Currency
  Contracts                                                                                                      $      71
       New Zealand Dollar   $  2,700      $      -   $      -   $      -               $      -    $  2,700
       Exchange Rate
      (NZ$ to US$)             2.126             -          -          -          -           -

(1) Of the put options purchased, 100,800 ounces have a knock-out provision whereby the options will terminate if gold trades above $350 per ounce prior to the exercise date.

(2) The majority of the call options sold have a knock-out provision whereby calls for 56,000 ounces will terminate if gold trades below $300 per ounce after March 31, 2001, and calls for 169,200 ounces will terminate if gold trades below $310 per ounce at any time after March 31, 2001.


NOTE I:     New Accounting Standard

      In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2001.

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

      The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho (in which the Company has recently increased its ownership by 50% to 100%) and the Fachinal and Petorca mines in Chile, all of which are wholly-owned and operated by the Company. The Company also owns 50% of Gasgoyne Gold Mines NL, an Australian gold mining company, ("Gasgoyne") that owns 50% of the Yilgarn Star gold mine in Australia.

      The average price of silver and gold in the first quarter of 2000 was $5.21 and $290 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on May 10, 2000 were $5.09 per ounce and $278 per ounce, respectively.

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

      The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2000 and 1999:

                                             Three Months Ended
                                                 March  31,
                                      ------------------------------
                                         2000                1999
                                      ----------          ----------
ROCHESTER MINE
  Gold ozs.                               15,457              16,306
  Silver ozs.                          1,538,260           1,664,063
  Cash Costs per equiv. oz./silver         $4.27               $4.41
  Full Costs per equiv. oz./silver         $5.45               $5.24

GALENA MINE
  Silver ozs.                            790,792             459,465
  Cash Costs per oz./silver                $5.82               $4.52
  Full Costs per oz./silver                $6.54               $5.60

PRIMARY SILVER MINES
  Consolidated Cash Costs per
   equivalent oz.of silver                 $4.65               $4.43
                                       ---------           ---------

YILGARN STAR MINE
  Gold ozs.                                6,120               6,177
  Cash Costs per oz./gold                   $268                $287
  Full Costs per oz./gold                   $379                $444

FACHINAL MINE
  Gold ozs.                                5,415               6,672
  Silver ozs.                            263,726             287,165
  Cash Costs per equiv. oz./gold            $338                $335
  Full Costs per equiv. oz./gold            $462                $407

PETORCA MINE
  Gold ozs.                                5,172               7,605
  Silver ozs.                             10,642              11,139
  Cash Costs per oz./gold                   $384                $266
  Full Costs per oz./gold                   $395                $266

PRIMARY GOLD MINES
  Consolidated Cash Costs per
   equivalent oz.of gold                    $365                $300
                                       ---------           ---------

CONSOLIDATED TOTAL METAL PRODUCTION
  Gold ozs.                               32,163              36,760
  Silver ozs.                          2,603,390           2,421,832

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA
---------------------------------------------------------------------

ROCHESTER MINE

      For the quarter ended March 31, 2000, the mine produced 1,538,260 ounces of silver and 15,457 ounces of gold compared to 1,664,063 ounces of silver and 16,306 ounces of gold produced in the first quarter of 1999. The decrease in the gold production was primarily a result of lower gold ore grades. In the first quarter of 2000, cash costs were $4.27 per silver equivalent ounce compared to $4.41 per silver equivalent ounce in the first quarter of 1999. Depreciation, depletion and reclamation was $1.18 per ounce for a total cost of $5.45 per ounce.

      The decrease in production was due to the mining of lower-grade ore, as part of the planned mining sequence. Modifications to the conveyor and crushing circuits to increase throughput were implemented in the first quarter. Additionally, solution processing capacity has been increased by 14 percent. As a result of these improvements, increased production and lower costs are forecast for the remainder of 2000.

SILVER VALLEY RESOURCES - GALENA MINE

      For the quarter ended March 31, 2000, the Galena Mine produced 790,792 ounces of silver, compared to 459,465 ounces of silver produced in the first quarter of 1999. The increase was due to the 50% increase in the Company's ownership of Silver Valley Resources in September 1999. The first quarter consolidated cash cost of production per ounce of silver produced at the Galena Mine was $5.82 compared to $4.52 in the prior year's first quarter. Depreciation and reclamation in the first quarter of 2000 was $0.72 per ounce for a full cost of $6.54 per ounce compared to $5.60 per ounce for the first quarter of 1999.

      Lower tons milled and lower grades resulted in a silver production shortfall. These shortfalls were the result of delays in the development of the high-grade 117 vein and ongoing repairs in the utility shaft, which reduced backfill capacity. The second quarter's production is expected to be higher due to increased mining of the higher grade material from the 117 vein. Work on the 72 vein continues to yield encouraging results. An additional development crew has been added and preparations to add a second diamond drill have been completed.

FACHINAL MINE

      Fachinal produced 263,726 ounces of silver and 5,415 ounces of gold in the first quarter of 2000 compared with 287,165 ounces of silver and 6,672 ounces of gold in the first quarter of 1999. Cash costs, including smelting and refining, were $338 per gold equivalent ounce compared to $335 in the first quarter of 1999. Depreciation, depletion and reclamation was $124 per equivalent gold ounce for a full cost of $462 per equivalent gold ounce in the first quarter of 2000. This compares with a full cost for the first quarter of 1999 of $407 per equivalent gold ounce. The higher full cost was due primarily to the increase in estimated reclamation closure costs for the remaining life of mine.

      Ore grades were below plan from both underground and surface operations, and the mill throughput was supplemented with ore from the medium grade stockpile which contributed to the ore grade shortfall. The Company has been working to evaluate several options to immediately convert resources to reserves for mining. In addition, the mining plan is being reviewed to focus on developing and mining the most economic production on an equivalent gold ounce basis.

      The work on the road connecting the high-grade Furioso deposit to Fachinal is progressing as scheduled and is nearing completion. Fachinal is expected to commence mining the high-grade Furioso deposit in late 2000.

PETORCA

      In the first quarter of 2000, the mine produced 5,172 ounces of gold compared to 7,605 ounces reported in the first quarter of 1999. Cash costs in the first quarter of 2000 were $384 per ounce compared to $266 per ounce in the first quarter of 1999.

      Both throughput and grade were negatively affected by the investigation following a scoop tram accident at the mine that resulted in a fatality in January, which restricted access to higher grade production stopes. In addition, a small mill fire near the end of February required the mill operations to shift to the secondary circuit which further reduced throughput. The primary circuit was repaired in late March and processing recommenced. Also, a plan to convert resources to reserves will be implemented in May, which should improve operating performance.

YILGARN STAR MINE

      Coeur's share of production for the first quarter of 2000 from the Yilgarn Star Mine amounted to 6,120 ounces of gold compared to 6,177 ounces of gold for the first quarter of 1999. Cash cost of production for the latest period declined by $19 per ounce to $268 compared to $287 per ounce during the same period of 1999. After a difficult fourth quarter of 1999, production has started to increase and the implemenation during 1999 of operating improvemens contributed to the lower cash costs realized. Further reductions in cash costs are expected as the year progresses. Noncash costs were $111 per ounce for a full cost of $379 per ounce in the first quarter of 2000 compared to $444 per ounce reported in the same period of 1999.

      Above plan recovery only partially offset a shortfall in both tons and grade. Unusually heavy rainfall caused significant water inflows into the underground mine, which temporarily cut-off access to the 10 and 11 levels, adversely affecting tons mined and ore grades. An additional longhole drill has been mobilized to the site to help alleviate the backlog of drilling that built up while the mine was being de-watered.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS
      ENDED MARCH 31, 1999.

REVENUES

      Product sales in the first quarter of 2000 decreased by $3.4 million, or 19%, from the first quarter of 1999 to $14.8 million. The decrease in sales is primarily attributable to decreased production of gold and inventory buildup at the Fachinal and Petorca mines. In the first quarter of 2000, the Company produced a total of 2,605,390 ounces of silver and 32,163 ounces of gold compared to 2,421,832 ounces of silver and 36,760 ounces of gold in the first quarter of 1999. In the first quarter of 2000, the Company realized average silver and gold prices of $5.19 and $342, respectively, compared with realized average prices of $5.16 and $313, respectively, in the prior year's first quarter. The increase in the produced ounces of silver in the first quarter ended March 31, 2000 over the same period last year was primarily due to the increase in ownership of the Galena mine from 50% to 100% in September 1999. The increase in silver production was partially offset by lower gold production from the Company's Rochester and Fachinal mines. The decrease in the ounces of gold produced during the first quarter of 2000 is primarily attributable to reduced gold grades at the Rochester, Fachinal and Petorca Mines.

      Interest and other income in the first quarter of 2000 increased by $2.0 million, or 182.3%, compared with the first quarter of 1999. The increase is due primarily to the $1.5 million gain on the mark to market adjustment on the call option portion of the Company's hedge program.

COSTS AND EXPENSES

      Production costs in the first quarter of 2000 decreased by $0.5 million, or 3.6%, from the first quarter of 1999 to $13.5 million. The decrease in production costs is primarily a result of cost reduction programs initiated in 1999 at the Company's operations.

      Depreciation and amortization increased in the first quarter of 2000 by $0.7 million, or 17%, from the prior year's first quarter, primarily due to decreased ore reserve estimates at the Fachinal Mine, as of January 1, 2000.

      Administrative and general expenses increased $441,000 in the first quarter of 2000 compared to 1999, due to increased annual incentive awards paid relating to 1999, which were paid in 2000.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $9.8 million in the first quarter of 2000 compared to a net loss of $7.3 million in the first quarter of 1999. In the first quarter of 2000, the Company paid dividends of $2.6 million on its Mandatory Adjustable Redeemable Convertible Securities (MARCS). As a result, the loss attributable to common shareholders was $12.0 million, or $.39 per share, for the first quarter 2000, compared to a loss of $9.9 million, or $.45 per share, for the first quarter of 1999. The decrease in the net loss per share was attributed to the higher weighted average number of shares in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at March 31, 2000 was approximately $144.0 million compared to $157.9 million at December 31, 1999. The ratio of current assets to current liabilities was 8.2 to 1.0 at March 31, 2000 compared to 8.5 to 1.0 at December 31, 1999.

      Net cash used in operating activities in the three months ended March 31, 2000 was $7.8 million compared to $2.9 million in the three months ended March 31, 1999. Net cash provided from investing activities in the 2000 period was $4.5 million compared to net cash used in investing activities of $3.8 million in the prior year's comparable period. The cash provided in the 2000 period was attributable to net proceeds received from sales and purchases of short-term investments and marketable securities of $7.8 million in the first three months of 2000, offset by capital expenditures primarily at Fachinal and Galena Mines, and the Kensington Development property of $3.2 million. Net cash used in financing activities was $2.8 million in the first three months of 2000, as well as in the first three months of 1999. As a result of the above, cash and cash equivalents decreased by $6.1 million in the first three months of 2000 compared to a $9.5 million decrease for the comparable period in 1999.

CONVERSION OF MARCS TO COMMON SHARES

      On March 15, 2000, the Company mandatorily converted its 7,078,000 outstanding shares of MARCS into $7,863,000 shares of common stock, and final the dividend payment of $2.6 million on the MARCS was made as of that date.

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

CASH TENDER OFFER FOR 6% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002

      On May 9, 2000, the Company commenced a cash tender offer for up to $27.8 million principal amount of its 6% Convertible Subordinated Debentures due 2002 (the "Debentures") at a purchase price not greater than $720 or less than $640 per $1000 principal amount of Debentures. The tender offer is being conducted on a so-called "Dutch Auction" basis, in connection with which holders will be able to specify the price at which they are willing to sell their Debentures within the $640 to $720 price range and the Company will select the lowest purchase price that will allow it to buy $27.8 million principal amount of Debentures or such lesser principal amount as are properly tendered and not withdrawn. The Company is not obligated to purchase any Debentures if less than a minimum of $10 million principal amount are tendered. It reserves the right, however, to purchase less than the $10 million principal amount if it chooses to do so. The tender offer will expire on June 8, 2000, unless the offer is extended by the Company. All Debentures acquired in the tender offer will be acquired at the same purchase price. The Company has the right to purchase more than $27.8 principal amount of Debentures pursuant to the tender offer.

      The terms of the tender offer are fully set forth in the Offer to Purchase, dated May 9, 2000, of the Company. Copies of the Offer to Purchase and related documents may be obtained from D.F. King & Co., Inc., the Information Agent related to the tender offer, or ABN AMRO Incorporated, the Dealer Manager relating to the tender offer. If the Company purchases the anticipated maximum $27.8 principal amount of Debentures pursuant to the Offer at the maximum specified purchase price of $720 per $1000 principal amount of Debentures, the Company expects the maximum aggregate cost, including fees and expenses applicable to the offer, will be approximately $21 million. The

Company's available cash and cash equivalents, which amounted to approximately $80.9 million at March 31,2000, will be the source of funds for the purchase price and related costs. The Company is conducting the tender offer in order to reduce its interest expense and to take advantage of its current liquidity and improve the capital structure of its balance sheet by reducing outstanding indebtedness.

      Coeur's Board of Directors has approved the offer. However, neither the Board, nor ABN-AMRO Incorporated, the dealer manager, is making any recommendations to the holders of the Debentures whether or not to tender their Debentures or as to the purchase price at which they may choose to tender.


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

      All of the Company's long term debt at March 31, 2000 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

      See Note G - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at March 31, 2000.

PART II.    Other Information

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits are filed herewith:

            EXHIBIT NO.                        DOCUMENT
                27                      Financial Data Schedule

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated May 12, 2000                /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated May 12, 2000                /s/GEOFFREY A. BURNS
                                  --------------------
                                  Geoffrey A. Burns
                                  Vice President and
                                  Chief Financial Officer