Form 10-Q
period 2000-06-30
COEUR D ALENE MINES CORP
filed 2000-08-14
CIK 215466

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.
                               -----------------
                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 38,109,279 shares were issued and outstanding as of August 11, 2000.

                        COEUR D'ALENE MINES CORPORATION

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                3
            June 30, 2000 and December 31, 1999

            Consolidated Statements of Operations --                      5
            Three Months and Six Months Ended June 30, 2000
            and 1999

            Consolidated Statements of Cash Flows --                      6
            Three Months and Six Months Ended June 30, 2000
            and 1999

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of                      15
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                  23

PART II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders          24

Item 6.     Exhibits and Reports on Form 8-K                             25


SIGNATURES                                                               26

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                 June 30,         December 31,
                                                                   2000              1999
                                                                ----------        ------------
ASSETS                                                                 (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                                     $  63,290          $  86,935
  Short-term investments                                           18,309             22,978
  Receivables                                                      10,204             15,376
  Inventories                                                      56,723             53,769
                                                                ----------         ----------
  TOTAL CURRENT ASSETS                                            148,526            179,058

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                    96,743             96,592
  Less accumulated depreciation                                   (57,634)           (54,265)
                                                                ----------         ----------
                                                                   39,109             42,327

MINING PROPERTIES
  Operational mining properties                                   109,541            106,455
  Less accumulated depletion                                      (66,698)           (62,431)
                                                                ----------         ----------
                                                                   42,843             44,024
  Developmental properties                                         52,922             50,781
                                                                ----------         ----------
                                                                   95,765             94,805

OTHER ASSETS
  Investments in unconsolidated affiliates                         28,389             29,008
  Debt issuance costs, net of accumulated
    amortization                                                    4,765              5,378
  Other                                                             3,475              3,471
                                                                ----------         ----------
                                                                   36,629             37,857
                                                                ----------         ----------
                                                                $ 320,029          $ 354,047
                                                                ==========         ==========

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                  (Unaudited)


                                                                 June 30,         December 31,
                                                                   2000              1999
                                                                ----------        ------------
                                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $   4,097          $   4,693
  Accrued liabilities                                               7,320              6,411
  Accrued interest payable                                          3,971              5,064
  Accrued salaries and wages                                        4,505              5,005
                                                                ----------         ----------
      TOTAL CURRENT LIABILITIES                                    19,893             21,173

LONG-TERM LIABILITIES
  6% subordinated convertible debentures
    due 2002                                                       28,333             35,582
  6 3/8% subordinated convertible debentures
    due 2004                                                       93,372             93,372
  7 1/4% subordinated convertible debentures
    due 2005                                                      107,277            107,277
Other long-term liabilities                                        27,550             28,478
                                                                ----------         ----------
      TOTAL LONG-TERM LIABILITIES                                 256,532            264,709


SHAREHOLDERS' EQUITY
  Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
    share,(a class of preferred stock) -
    authorized 7,500,000 shares, issued zero and
    7,077,833 shares in 2000 and 1999.                                  0              7,078
  Common Stock, par value $1.00 per share-
    authorized 125,000,000 shares,
    issued 38,109,279 and 30,240,428 shares
    in 2000 and 1999 (including 1,059,211
    shares held in treasury)                                       38,109             30,240
  Capital surplus                                                 387,625            391,031
  Accumulated deficit                                            (367,416)          (347,119)

  Repurchased and nonvested shares                                (13,190)           (13,190)
  Accumulated other comprehensive loss:
  Unrealized gain (loss) on short-term
    investments                                                    (1,524)               125
                                                                ----------         ----------
                                                                   43,604             68,165
                                                                ----------         ----------
                                                                $ 320,029          $ 354,047
                                                                ==========         ==========

                                                                     UNAUDITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
               Three and Six Months Ended June 30, 2000 and 1999


                                                   3 MONTHS ENDED               6 MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                            ---------------------------   --------------------------
                                                2000           1999           2000          1999
                                            ------------   ------------   ------------   -----------
                                                     (In thousands except for per share data)
REVENUES
  Product sales                             $    28,021    $    20,448    $    42,862    $   38,707
  Interest and other                              1,467          1,227          4,530         2,312
                                            ------------   ------------   ------------   -----------
    Total Revenues                               29,488         21,675         47,392        41,019

COSTS AND EXPENSES
  Production                                     25,609         14,436         39,076        27,749
  Depreciation and amortization                   5,902          4,951         10,809         9,447
  Administrative and general                      2,095          2,333          5,216         4,801
  Exploration                                     2,441          2,084          4,581         3,947
  Interest                                        3,881          4,138          7,837         8,327
  Other                                           1,028            631          1,163           845
                                            ------------   ------------   ------------   -----------
    Total Costs and Expenses                     40,956         28,573         68,682        55,116
                                            ------------   ------------   ------------   -----------

NET LOSS FROM CONTINUING
  OPERATIONS BEFORE TAXES AND
  EXTRAORDINARY ITEM                            (11,468)        (6,898)       (21,290)      (14,097)
  Income tax provision                              105             81            205           155
                                            ------------   ------------   ------------   -----------
NET LOSS BEFORE EXTRAORDIANARY ITEM             (11,573)        (6,979)       (21,495)      (14,252)
  Extraordinary item - early
    Retirement of debt
    (net of taxes)                                1,111                         1,198
                                            ------------   ------------   ------------   -----------
NET LOSS                                    $   (10,462)   $    (6,979)   $   (20,297)   $  (14,252)
  Unrealized holding gain (loss)
    on securities                                  (185)             4         (1,649)           (4)
COMPREHENSIVE LOSS                              (10,647)        (6,975)       (21,946)      (14,256)
                                            ============   ============   ============   ===========
NET LOSS                                        (10,462)        (6,979)       (20,297)      (14,252)
  Preferred stock dividends                           0          2,633          2,180         5,266
                                            ------------   ------------   ------------   -----------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                       $   (10,462)   $    (9,612)   $   (22,477)   $  (19,518)
                                            ============   ============   ============   ===========

BASIC AND DILUTED LOSS PER SHARE DATA
  Weighted average number
  of shares of Common Stock                      37,050         21,900         33,810        21,899
                                            ============   ============   ============   ===========

  Loss before extraordinary item            $     (0.31)   $     (0.44)   $     (0.70)   $    (0.89)
  Extraordinary item - early
    Retirement of debt(net of taxes)        $      0.03    $     (0.00)   $      0.04    $    (0.00)
                                            ------------   ------------   ------------   -----------

  Net Loss per share attributable
  to Common Shareholders                    $     (0.28)   $     (0.44)   $     (0.66)   $    (0.89)
                                            ============   ============   ============   ===========

                                                                     UNAUDITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
               Three and Six Months Ended June 30, 2000 and 1999


                                                            3 MONTHS ENDED               6 MONTHS ENDED
                                                               JUNE 30                      JUNE 30
                                                     ---------------------------   --------------------------
                                                         2000           1999           2000          1999
                                                     ------------   ------------   ------------   -----------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (10,462)   $    (6,979)   $   (20,297)   $  (14,252)
  Add (deduct) noncash items:
  Depreciation, depletion, and amortization                5,902          4,951         10,809         9,447
  Gain on early retirement of debt (net of taxes)         (1,113)                       (1,200)

  Other                                                      956          1,232          2,545         1,806
  Undistributed (earnings) loss of investment
    in unconsolidated subsidiary                             (78)            91           (560)          562
  Unrealized (gain)loss on written calls                     511                        (1,043)

  Changes in Operating Assets and Liabilities:
    Receivables                                           (2,100)        (1,334)         5,171         2,928
    Inventories                                            4,683         (2,022)        (2,954)       (5,723)
    Accounts payable and accrued liabilities              (1,391)        (3,172)        (3,356)       (4,914)
                                                     ------------   ------------   ------------   -----------
    NET CASH USED IN OPERATING ACTIVITIES                 (3,092)        (7,233)       (10,885)      (10,146)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                     (4,187)        (1,711)        (8,463)       (3,735)
  Proceeds from sales of short-term investments                             608         12,073         1,178
  Purchases of property, plant and equipment                (244)          (453)          (986)         (640)

  Proceeds from sale of assets                                99            869            690           869
  Expenditures on operational mining properties           (2,520)        (1,415)        (4,437)       (1,518)
  Expenditures on developmental properties                (1,642)        (2,238)        (2,930)       (3,859)
  Other                                                      (20)        (1,139)            83        (1,622)
                                                     ------------   ------------   ------------   -----------
    NET CASH USED IN INVESTING ACTIVITIES                 (8,514)        (5,479)        (3,970)       (9,327)

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of long-term debt                            (5,841)                       (5,999)
  Payment of cash dividends                                              (2,633)        (2,633)       (5,266)
  Other                                                     (118)          (162)          (158)         (299)
                                                     ------------   ------------   ------------   -----------
    NET CASH USED IN FINANCING ACTIVITIES                 (5,959)        (2,795)        (8,790)       (5,565)
                                                     ------------   ------------   ------------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                    (17,565)       (15,507)       (23,645)      (25,038)
Cash and cash equivalents at beginning
  of period                                               80,855        117,804         86,935       127,335
                                                     ------------   ------------   ------------   -----------
Cash and cash equivalents at June 30                 $    63,290    $   102,297    $    63,290    $  102,297
                                                     ============   ============   ============   ===========

                        Coeur d'Alene Mines Corporation
                               and Subsidiaries
                  Notes to Consolidated Financial Statements

NOTE A:  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

NOTE B: Inventories

      Inventories are comprised of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   2000              1999
                                               ------------       ------------
                                                       (In Thousands)
      In process and on leach pads             $ 43,455            $ 43,494
      Concentrate and dore' inventory             8,398               5,594
      Supplies                                    4,870               4,681
                                               ---------           ---------
                                               $ 56,723            $ 53,769
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

      The  Handy  and  Harmon   refinery,   to  which   Rochester  Mine  sends
approximately 50% of its dore, filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company has in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold, being held pending resolution of the Bankruptcy proceeding. At this time, the Company anticipates that litigation may be required and believes it has a basis for recovery.

NOTE C:  Income Taxes

      The Company has reviewed its net deferred tax asset for the six-month period ended June 30, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE D:  Conversion of MARCS to Common Stock

      On March 15, 2000, the Company mandatorily converted its 7,077,833 outstanding shares of Mandatory Adjustable Redeemable Convertible Securities (MARCS) into 7,863,000 common shares. The final payment of dividends of $2,633,000 on the MARCS was paid out as of that date.

NOTE E:  Short-Term Investments

      The Company, under the terms of its lease, self insurance, and bonding agreements with the Banks, Lending Institutions and Regulator Agencies, is required to collateralize certain portions of the company's obligations. The Company has collaterized these obligations by assigning certificates of deposit, that have maturity dates ranging from 3 months to a year, to the respective institution or agency. At June 30, 2000 and December 31, 1999, the Company had certificates of deposit under these agreements of $9.1 million and $6.6 million, respectively, restricted for this purpose.

      In the second quarter, the Company sold its royalty interest in the Quiruvilca mine in northeren Peru to Pan American Silver Corporation ("Pan American") for 140,000 shares of Pan American capital stock, warrants to purchase an additional 100,000 shares of Pan American capital stock at $5 per share and $50,000 cash.

      During the first quarter of 2000, the Company sold 245,000 shares of Pan American capital stock for approximately $1.2 million, and recorded a realized loss of approximately $66,000. The Company continues to hold approximately one million shares of Pan American capital stock.

NOTE F:  Long-Term Debt

      On June 14, 2000, the Company repurchased $7,001,000 principal amount of its 6% Convertible Subordinated Debentures due 2002 (the "6% Debentures") pursuant to a cash tender offer that commenced on May 9, 2000 and expired as scheduled on June 8, 2000. The price paid by the Company for the repurchased 6% Debentures was $5,040,720 (or $720 per $1,000 principal amount) plus accrued and unpaid interest of $3,500 (or $.50 per $1,000 principal amount) from June 10, 2000 to, but not including, the date of payment on June 14, 2000.

      As a result of the cash tender offer, the Company reduced the outstanding principal amount of 6% Debentures from $35,334,000 to $28,333,000, thereby reducing the annual amount of its interest expense by $420,060. The Company recorded extraordinary gain of $1,111,000, net of tender offer expenses, in the quarter ended June 30, 2000.

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

Coeur d'Alene Mines Corporation
Segment Reporting
  (In Thousands)                                                                          Coeur     Exploration &
                                       Rochester   Silver Valley   Fachinal   Petorca   Australia    Development    Other    Total
                                       --------------------------------------------------------------------------------------------
June 30, 2000

Net sales and revenues to external
  customers                                  6         7,815         4,157     2,703       4,898            (90)    27,901  47,392
Intersegment net sales and
  revenues
                                        25,279             -             -         -           -              -    (25,279)      -
                                       --------------------------------------------------------------------------------------------
Total net sales and revenues            25,285         7,815         4,157     2,703       4,898            (90)     2,622  47,392
                                       ============================================================================================

Depreciation and amortization            7,372         1,289         2,550       108       1,093             44        729  13,185
Interest income                              -             -             8         4          54              9      2,466   2,542

Interest expense                             -             -            14         0           -              -      7,824   7,837

Income tax (credit) expense                  -             1             -         -          22              -        182     205

Earnings (losses) from non-
  consolidated affiliates                    -             -             -         -         561              -          -     561

Gain on early retirement of
  debt                                       -             -             -         -           -              -      1,198   1,198

Profit (loss)                            6,800          (692)       (3,367)     (844)       (312)        (2,593)       742    (267)

Coeur d'Alene Mines Corporation
Segment Reporting
  (In Thousands)                                                                          Coeur     Exploration &
                                       Rochester   Silver Valley   Fachinal   Petorca   Australia    Development    Other    Total
                                       --------------------------------------------------------------------------------------------
Investments in nonconsolidated
  affiliates                                 -              -            -         -       28,389             -          -   28,389

Segment assets                          84,763         25,361       29,042     2,534          369        52,055      7,677  201,800
Expenditures for property                  760          2,508        2,048       129            -         2,873         34    8,353

June 30, 1999

Net sales and revenues to external
  customers                               (139)             -        4,851     5,330        4,696        (1,124)    27,408   41,017

Intersegment net sales and
  revenues                              24,657              -            -         -            -             -    (24,657)       -
                                       --------------------------------------------------------------------------------------------
Total net sales and revenues            24,518              -        4,851     5,330        4,696        (1,124)     2,749   41,019
                                       ============================================================================================

Depreciation and amortization            4,780              -        1,557       152        2,157           191      1,133    9,971

Interest income                              -              -           38        14           19             7      2,860    2,938

Interest expense                             -              -           14         2            -             -      8,312    8,327

Income tax (credit) expense                  -              -            -         -            6             -        148      155

Earnings (losses) from non-
  consolidated affiliates                    -              -            -         -         (800)            -        238     (562)

Gain on early retirement of                  -              -            -         -            -             -          -        -
  dept
Profit (loss)                            9,578              -       (2,357)    1,034         (437)       (4,237)       487    4,068

Investments in nonconsolidated
  affiliates                                 -              -            -         -       47,814             -     16,312   64,126

Segment assets                          87,164              -       31,986     2,298          598        27,112     12,453  161,610

Expenditures for property                1,096              -          454        44            -         4,110        313    6,017

Notes:
      (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

Coeur d'Alene Mines Corporation
Segment Reporting

GEOGRAPHIC INFORMATION (In Thousands)
                                                                  Long-Lived
2000:                                        Revenues               Assets
                                           ----------------------------------
United States                               $  35,720             $  93,186
Chile                                           6,774                22,175
Australia                                       4,898                     -
Bolivia                                             -                18,853
Other Foreign Countries                            (0)                  660
                                           ----------------------------------
Consolidated Total                          $  47,392             $ 134,874
                                           ==================================

                                                                  Long-Lived
1999:                                        Revenues               Assets
                                           ----------------------------------

United States                               $  27,267             $  73,433
Chile                                           9,056                24,487
Australia                                       4,696                     -
Other Foreign Countries                             1                 4,374
                                           ----------------------------------
Consolidated Total                          $  41,019             $ 102,294
                                           ==================================

Revenues are geographically seperated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H:  Hedging

      For the six months ending June 30, 2000 the Company recorded a $1.1 million gain in connection with the hedge program. The Company also added 54,000 ounces in forward sales to its gold protection program (2000-30,000 ounces, 2001-12,000 ounces, 2002-12,000 ounces), whereby over the next three years the Company will receive an average price of $311.44.

      The following table summarizes the information at June 30, 2000 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. The fair values were derived from dealer quotes. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

                                                                                                                           Fair
                                                                                                                          Value
(dollars in thousands)                2000          2001       2002       2003       2004     Thereafter    Total        3/31/99
 ----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Long Term Debt                                                                                                         $111,254
  Fixed Rate                         $     -       $     -    $28,333    $     -    $93,372     $107,277    $228,982
  Average Interest Rate                6.739%        6.739%     6.793%     6.843%     7.190%       7.250%

DERIVATIVE FINANCIAL INSTRUMENTS
  Gold Forward Sales - AUD                                                                                               $    602
    Ounces                             7,800             -          -          -          -           -        7,800
    Price Per Ounce                  $612.10       $     -    $     -    $     -    $     -     $     -

  Gold Put Options Purchased - AUD(1)                                                                                    $  6,623
    Ounces                             7,200        30,000     30,000     30,000          -           -       97,200
    Price Per Ounce                  $597.00       $597.00    $597.00    $597.00    $     -     $     -

  Gold Forward Sales - USD                                                                                               $  1,118
    Ounces                            15,000        12,000     12,000          -          -           -       39,000
    Price Per Ounce                  $301.68       $316.51    $331.84    $     -    $     -     $     -

  Gold Call Options Sold - USD(2)                                                                                        $      -
    Ounces                                 -             -          -          -          -      56,000       56,000
    Price Per Ounce                  $     -       $     -    $     -    $     -    $     -     $345.00

  Amortizing Forward Sales - USD(2)                                                                                      $    504
    Ounces                            10,000        22,560     22,560     22,560     22,560      78,960      179,200
    Price Per Ounce                  $338.58       $348.50    $348.50    $348.50    $348.50     $348.50

  Foreign Currency Contracts                                                                                             $      1
    New Zealand Dollar               $ 1,800       $     -    $     -    $     -    $     -     $     -     $  1,800
    Exchange Rate (NZ$ to US$)         2.124             -          -          -          -           -

 ----------------------------------------------------------------------------------------------------------------------------------
    Calculation of Avg Int Rate
    6% Due 2002                      $ 28,333      $ 28,333   $ 28,333          -         -            -
    Days of Interest                      365           365        161          -         -            -
                                        6.000%        6.000%     6.000%     6.000%    6.000%       6.000%
                                     $  1,700      $  1,700   $    750          -         -            -

    6.375% Due 2004                  $ 93,372      $ 93,372   $ 93,372   $ 93,372   $ 93,372           -
    Days of Interest                      365           365        365        365         31           -
                                        6.375%        6.375%     6.375%     6.375%     6.375%      6.375%
                                     $  5,952      $  5,952   $  5,952   $  5,952   $    506           -

    7.25% Due 2005                   $107,277      $107,277   $107,277   $107,277   $107,277    $107,277
    Days of Interest                      365           365        365        365        365         304
                                        7.250%        7.250%     7.250%     7.250%     7.250%      7.250%
                                     $  7,778      $  7,778   $  7,778   $  7,778   $  7,778    $  6,478

    Total Interest                     15,430        15,430     14,480     13,730      8,284       6,478
    Weighted Debt                     228,982       228,982    213,147    200,649    115,207      89,349
    Average Interest                    6.739%        6.739%     6.793%     6.843%     7.191%      7.250%




(1) Of the put options purchased, 97,200 ounces have a knock-out provision whereby the options will terminate if gold trades above $350 per ounce prior to the exercise date.

(2) The majority of the call options sold have a knock-out provision whereby calls for 56,000 ounces will terminate if gold trades below $300 per ounce after March 31, 2001, and calls for 169,200 ounces will terminate if gold trades below $310 per ounce at any time after March 31, 2001.


NOTE I:     New Accounting Standard

      In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133),and was amended by FAS 138 "Accounting for Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2001.

NOTE J:     Litigation

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

      With respect to the natural resource damage litigation referred to above, in June 2000 Governor Kempthorne of the State of Idaho asked the defendants to give him a proposal for settlement which he could take to the plaintiffs in the suit. The defendants outlined such a proposal. The defendants would contribute a total of $250 million over 30 years, of which $154 million would be in fixed annual payments, without interest. The remaining $96 million would be paid from royalties based on the price of silver, copper, gold and zinc as provided in an index and schedule to be agreed upon. Coeur advised the Governor, defendants and the U.S. that its share of this proposal would be, without admission of liability and with appropriate release, the sum of $3,750,000 in annual installments over 25 years without interest and an additional $1,250,000 in years 26-30 based on the royalty concept described above. It is not known whether the proposal put forth by the Governor to the plaintiffs will be accepted, although the Coeur d'Alene Tribe, one of the plaintiffs with whom the Company has already settled (in 1992), indicated it viewed the proposal "optimistically".

NOTE K:     Reclassification

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

      The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho (in which the Company increased its ownership by 50% to 100% in September of 1999) and the Fachinal and Petorca mines in Chile, all of which are wholly-owned and operated by the Company. The Company also owns 50% of Gasgoyne Gold Mines NL ("Gasgoyne"), an Australian gold mining company, that owns 50% of the Yilgarn Star gold mine in Australia.

      The average price of silver and gold in the second quarter of 2000 was $5.21 and $290 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on August 9, 2000 were $____ per ounce and $___ per ounce, respectively.

      The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month and six-month periods ended June 30, 2000 and 1999:

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                2000           1999           2000          1999
                                            ------------   ------------   ------------   -----------
ROCHESTER MINE
  Gold ozs.                                     18,903         16,518         34,360         32,824
  Silver ozs.                                1,760,212      1,355,955      3,298,472      3,020,018
  Cash Costs per oz./silver                      $3.78          $4.02          $4.00          $4.26
  Full Costs per oz./silver                      $4.91          $4.94          $5.16          $5.15

GALENA MINE
  Silver ozs.                                  906,593        411,542      1,697,355        871,007
  Cash Costs per oz./silver                      $4.79          $5.07          $5.27          $4.77
  Full Costs per oz./silver                      $5.57          $6.26          $6.02          $5.90

COEUR MINE
  Silver ozs.                                      N/A            N/A            N/A            N/A
  Cash Costs per oz./silver                        N/A            N/A            N/A            N/A
  Full Costs per oz./silver                        N/A            N/A            N/A            N/A

YILGARN STAR MINE
  Gold ozs.                                      6,474          7,377         12,593         13,554
  Cash Costs per oz./gold                         $201           $314           $234           $302
  Full Costs per oz./gold                         $326           $537           $352           $494

FACHINAL MINE
  Gold ozs.                                      4,004          6,911          9,419         13,584
  Silver ozs.                                  295,703        314,618        559,429        601,783
  Cash Costs per oz./gold                         $379           $266           $358           $300
  Full Costs per oz./gold                         $517           $320           $489           $362

PETORCA MINE
  Gold ozs.                                      6,468          7,790         11,640         15,395
  Silver ozs.                                   17,297         15,478         27,939         26,617
  Cash Costs per oz./gold                         $339           $264           $359           $265
  Full Costs per oz./gold                         $348           $264           $369           $265

CONSOLIDATED TOTALS
  Gold ozs.                                     35,849         38,596         68,012         75,357
  Silver ozs.                                2,979,805      2,097,593      5,583,195      4,519,425


NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

ROCHESTER MINE

      Coeur's Rochester mine produced 1.8 million ounces of silver and 18,900 ounces of gold during the second quarter of 2000 compared to 1.4 million ounces of silver and 16,500 ounces of gold in the previous year. Cash costs for the period declined to $3.78 per silver equivalent ounce from $4.02 in 1999 despite the mining of lower-grade ore as part of the planned mining sequence. Operations are benefiting from a number of improvements carried out in the first quarter of this year. The conveyor and crushing circuits have been upgraded to increase capacity and the solution flow on the leach pad was increased by approximately 15 percent. At Rochester, the first phase of a comprehensive in-pit and near-pit ore definition and exploration program consisting of 114 reverse circulation drill holes totaling more than 40,000 feet has been completed. Assays and analysis of data are underway. The second phase of the program will begin shortly and a separate program for the nearby Nevada Packard property will commence in late August or early September.

SILVER VALLEY RESOURCES - GALENA MINE

      The Company increased its ownership interest in Coeur Silver Valley to 100 percent from 50 percent effective as of September 8, 1999. As a result of this, together with higher mill throughput, silver production from the Galena mine attributable to Coeur increased to 906,600 ounces during the latest quarter compared to 411,500 ounces in the comparable quarter of the preceding year. Total cash costs for the second quarter were $4.79 per ounce compared to $5.07 per ounce for the second quarter of 1999. The improved results are expected to continue as underground development work provides greater access to higher-grade areas of the mine. The first hole of a planned 9,000-foot exploration drill program to test the West Argentine area of the Galena mine is well underway and results are currently being analyzed. This is the initial phase of a program designed to increase the capacity at Coeur Silver Valley to approximately 5,000,000 ounces of silver annually.

FACHINAL MINE

      Production at the Fachinal mine during this year's second quarter was 295,700 ounces of silver and 4,000 ounces of gold compared to 314,600 ounces of silver and 6,900 ounces of gold in the prior year's comparable quarter. Total cash costs for the quarter were $379 per equivalent ounce of gold compared to $266 per ounce in the second quarter of 1999. The production shortfall and increased costs were partially the result of lower gold grades but mostly due to severe winter conditions that affected much of Southern Chile. These conditions restricted access to the most productive areas of the mine, resulted in a shortfall in tons mined and at one point led to a temporary suspension of operations altogether. Despite the weather conditions, construction of the road connecting Fachinal to the high-grade Furioso deposit is continuing and initial production is expected to commence late in the fourth quarter of 2000, as scheduled. The recent exploration program to convert resources to reserves proceeded as planned and the mining plan is being revised to incorporate the latest results. Production is expected to improve as slot-cut mining of the recently defined higher grade Lucero vein commenced in July.

PETORCA

      At Petorca, gold production in the second quarter of 2000 declined to 6,500 ounces compared to 7,800 ounces in last year's comparable quarter. Silver output was up marginally to 17,300 ounces from 15,500 ounces in 1999. Total cash costs per equivalent ounce of gold were $339 per ounce compared to $264 per ounce in the second quarter of 1999, although down considerably from the $384 per ounce recorded in the first quarter of 2000. Production is returning to normal after a severe accident restricted access to high-grade areas of the mine during the first quarter. The gold grade was still below projections but this was offset somewhat by higher tons mined and increased mill throughput. The exploration and engineering staff at Petorca has evaluated the recently discovered San Lorenzo gold-copper satellite deposit and surface mining is scheduled to start in the third quarter.

YILGARN STAR MINE

      Coeur's 25 percent share of gold production from the Yilgarn Star mine was 6,500 ounces, down from 7,400 ounces in the second quarter of 1999. Total cash costs for the latest period declined sharply to $201 per ounce compared to $314 per ounce in the prior year's comparable quarter despite lower production and a planned decrease in the gold grade. This was due in large measure to the extensive underground development program carried out in 1999 as well as to several other operating improvements initiated late last year. The Yilgarn Star area is one of the few locations where Coeur is carrying out any grassroots exploration. At present, a preliminary resource model is being calculated at the recently discovered Cheritons Find/Redwing prospect located 20 miles to the south of the minesite. Additional drilling is also planned for later in the year.

SAN BARTOLOME

      In 1999, Coeur acquired the San Bartolome silver prospect located near the historic silver producing area of the Cerro Rico mountain next to the town of Potosi in southern Bolivia. Silver mineralization at San Bartolome is contained in a series of gravel-like paleochannels referred to locally as
"sucus" and "pallacos". Deposits of this nature are often difficult to evaluate and the Company designed and completed a very detailed drilling and bulk sampling program to confirm the initial resource estimate of 34.4 million tons at an average grade of 3.1 ounces of silver per ton or 106 million contained ounces. All of the data collected to date is being evaluated to develop a three-dimensional mineral model under the direction of a third party geological/geostatistical firm. Recent metallurgical work has indicated that the ores tested are amenable to conventional cyanide leaching after the silver minerals have been liberated from the host rock and that the finer the ore is crushed, the better the silver extraction. Alternative flowsheets are currently being developed that also include processing by conventional milling.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 2000 Compared to Three Months
      Ended June 30, 1999.

REVENUES

      Product sales in the second quarter of 2000 increased by $7.6 million, or 37%, from the second quarter of 1999 to $28 million. The increase in sales is primarily attributable to the acquisition of 50% additional ownership of the Galena Mine in the third quarter of 1999, and increases in the sale of gold and silver shipped from the Rochester Mine and an increase in the sale of silver at the Petorca Mine in the second quarter of 2000. In the second quarter of 2000, the Company produced a total of 2,979,805 ounces of silver and 35,849 ounces of gold compared to 2,097,593 ounces of silver and 38,596 ounces of gold in the second quarter of 1999. In the second quarter of 2000, the Company realized average silver and gold prices of $5.04 and $310, respectively, compared with realized average prices of $5.14 and $322, respectively, in the prior year's second quarter. The increase in the produced ounces of silver in the second quarter ended June 30, 2000 over the same period last year was primarily due to the increase in ownership of the Galena mine from 50% to 100% in September 1999 and increased production at the Rochester mine. The decrease in the ounces of gold produced during the second quarter of 2000 is primarily attributable to reduced gold grades at the Fachinal and Petorca Mines.

      Interest and other income in the second quarter of 2000 increased by $240,000, or 20%, compared with the second quarter of 1999.

COSTS AND EXPENSES

      Production costs in the second quarter of 2000 increased by $11.2 million, or 77%, from the second quarter of 1999 to $25.6 million. The increase in production costs is primarily a result of the increase in ownership of the Galena Mine and increased production costs at the Fachinal and Petorca mines.

      Depreciation and amortization increased in the second quarter of 2000 by $1.0 million, or 19%, from the prior year's second quarter, primarily due to decreased ore reserve estimates at the Fachinal Mine, as of December 31, 1999.

      Administrative and general expenses decreased $238,000 in the second quarter of 2000 compared to 1999, due to cost reduction programs initiated in 1999.

EXTRAORDINARY ITEM

      During the quarter ended June 30, 2000, the Company recorded an extraordinary gain of $1,111,000, net of tender offer expenses, as a result of its repurchase of $7,001,000 principal amount of 6% Convertible Subordinated Debentures due 2002 in a cash tender offer for a purchase price of $5,040,720 plus accrued and unpaid interest of $3,500 from June 10, 2000 to, but not including, the date of payment on June 14, 2000.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $10.5 million in the second quarter of 2000 compared to a net loss of $7 million in the second quarter of 1999. In the second quarter of 2000, the loss attributable to common shareholders was $10.5 million, or $.28 per share, for the second quarter 2000, compared to a loss attributable to common shareholders of $9.6 million, or $ .44 per share, for the second quarter of 1999. The decrease in the net loss per share was attributed to the higher weighted average number of shares in the second quarter of 2000.


         Six Months Ended June 30, 2000 Compared to Six Months
         Ended June 30, 1999.

REVENUES

      Product sales in the six months ended June 30, 2000, increased by $4.2 million, or 11%, from the six months ended June 30, 1999 to $42.9 million. The increase in sales is primarily attributable to the acquisition of 50% additional ownership of the Galena Mine in the third quarter of 1999 and increases in the sale of gold and silver shipped from the Rochester Mine. In the six months ended June 30, 2000, the Company produced a total of 5,583,195 ounces of silver and 68,012 ounces of gold compared to 4,519,425 ounces of silver and 75,357 ounces of gold in the six months ended June 30, 1999. In the second quarter of 2000, the Company realized average silver and gold prices of $5.09 and $319, respectively, compared with realized average prices of $5.16 and $317, respectively, in the prior year's second quarter. The increase in the produced ounces of silver in the six months ended June 30, 2000 over the same period last year was primarily due to the increase in ownership of the Galena mine from 50% to 100% in September 1999. The increase in silver production was partially offset by lower silver production from the Company's Fachinal mine. The decrease in the ounces of gold produced during the six months ended June 30, 2000 is primarily attributable to reduced gold grades at the Yilgarn, Fachinal and Petorca Mines.

      Interest and other income in the first quarter of 2000 increased by $2.2 million, or 96%, compared with the second quarter of 1999. The increase is primarily due to the $1.1 million gain on the mark to market adjustment on the call option portion of the Company's hedge program.

COSTS AND EXPENSES

      Production costs in the six months ended June 30, 2000 increased by $11.3 million, or 41%, from the six-months ended June 30,1999 to $39.1 million. The increase in production costs is primarily a result of the increase in ownership of the Galena Mine and increased production costs at the Fachinal and Petorca mines.

      Depreciation and amortization increased in the six month period ended June 30, 2000 by $1.4 million, or 14%, from the prior year's comparable period, primarily due to decreased ore reserve estimates at the Fachinal Mine as of December 31, 1999.

      Administrative and general expenses increased $.4 million in the six months ended June 30, 2000 compared to 1999, due to increased annual incentive awards relating to 1999 that were paid in the first quarter of 2000.

EXTRAORDINARY ITEM

      During the six months ended June 30, 2000, the Company recorded an extraordinary gain of $1,111,111 as a result of its repurchase during the three months ended June 30, 2000 of 6% Convertible Subordinated Debentures due 2000 that is discussed above. The Company also recorded an additional extraordinary gain of approximately $87,000, as a result of its repurchase during the first quarter of 2000 of approximately $248,000 principal amount of outstanding 6% Subordinated Convertible Debentures due 2002 for a purchase price of approximately $159,000, excluding purchased interest of approximately $12,000.

NET LOSS

      As a result of the above mentioned factors, the Company's net loss amounted to $20.3 million for the six month period ended June 30, 2000 compared to a net loss of $14.3 million in the comparable period ended June 30, 1999. For the six-months ended June 30, 2000, the loss attributable to common shareholders was $22.5 million, or $.66 per share, compared to a loss attributable to common shareholders of $19.5 million, or $.89 per share, for the six months ended June 30, 1999. The decease in the net loss per share was attributed to the higher weighted average number of shares outstanding in the six months ended June 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL; CASH AND CASH EQUIVALENTS

      The Company's working capital at June 30, 2000 was approximately $128.6 million compared to $157.9 million at December 31, 1999. The ratio of current assets to current liabilities was 7.5 to 1.0 at June 30, 2000 compared to 8.5 to 1.0 at December 31, 1999.

      Net cash used in operating activities in the six months ended June 30, 2000 was $10.9 million compared to $10.2 million in the six months ended June 30, 1999. Net cash used in investing activities in the 2000 period was $4.0 million compared to net cash used in investing activities of $9.3 million in the prior year's comparable period. Net cash used in financing activities was $8.8 million in the six months ending June 30, 2000, as compared to $5.6 for the six months ending June 30, 1999. As a result of the above, cash and cash equivalents decreased by $23.6 million in the six months ending June 30, 2000 compared to a $25.0 million decrease for the comparable period in 1999.

CONVERSION OF MARCS TO COMMON SHARES

      On March 15, 2000, the Company mandatorily converted its 7,077,833 outstanding shares of MARCS into 7,863,000 shares of common stock, and the final dividend payment of $2.6 million on the MARCS was made as of that date.

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

      With respect to the natural resource damage litigation referred to above, in June 2000 Governor Kempthorne of the State of Idaho asked the defendants to give him a proposal for settlement which he could take to the plaintiffs in the suit. The defendants outlined such a proposal. The defendants would contribute a total of $250 million over 30 years, of which $154 million would be in fixed annual payments, without interest. The remaining $96 million would be paid from royalties based on the price of silver, copper, gold and zinc as provided in an index and schedule to be agreed upon. Coeur advised the Governor, defendants and the U.S. that its share of this proposal would be, without admission of liability and with appropriate release, the sum of $3,750,000 in annual installments over 25 years without interest and an additional $1,250,000 in years 26-30 based on the royalty concept described above. It is not known whether the proposal put forth by the Governor to the plaintiffs will be accepted, although the Coeur d'Alene Tribe, one of the plaintiffs with whom the Company has already settled (in 1992), indicated it viewed the proposal "optimistically".

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

      The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will, at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.

      The Company operates in several foreign countries, specifically Australia, Bolivia, New Zealand and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

      All of the Company's long term debt at June 30, 2000 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

      See Note G - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at June 30, 2000.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 9, 2000. A total of 37,050,068 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting.

      The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Cecil D Andrus 29,563,210 for and 530,888 withheld, Joseph C. Bennett 29,565,407 for and 528,631 withheld, James J. Curran 29,590,116 for and 503,982 withheld, James A. McClure 29,569,959 for and 524,139 withheld, Robert E. Mellor 29,551,530 for and 542,568 withheld, John H. Robinson 29,559,900 for and 534,198 withheld, Timothy R. Winterer 29,568,467 for and 525,631 withheld, Daniel Tellechea Salido 29,545,246 for and 548,852 withheld, Xavier Garcia de Quevedo Topete 29,543,775 for and 550,323 withheld and Dennis
E. Wheeler 29,568,699 for and 525,399 withheld.

      The second proposal was the proposed ratification of the Board of Directors' selection of Arthur Andersen LLP as the Company's independent accounting firm for the year ended December 31, 2000. The proposal was approved by the holders of more than the required majority of the shares of Common Stock voting at the meeting. The proposal was approved by a vote of 29,774,354 shares for (representing 80.36% of the shares voting), 207,474 shares against with 112,270 shares abstaining.

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


                               COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated August 11, 2000             /s/DENNIS E. WHEELER
                                  ---------------------
                                  Dennis E. Wheeler
                                  Chairman, President and
                                  Chief Executive Officer


Dated August 11, 2000             /s/GEOFFREY A. BURNS
                                  --------------------
                                  Geoffrey A. Burns
                                  Vice President and
                                  Chief Financial Officer