Form 10-Q
period 2000-09-30
COEUR D ALENE MINES CORP
filed 2000-11-14
CIK 215466

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                -----------------

                                    FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------
                         Commission File Number: 1-8641
                                                 -------

                         COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified on its charter)

             IDAHO                                       82-0109423
------------------------------                 -----------------------------
(State or other jurisdiction of                (I.R.S. Employer Ident. No.)
 incorporation or organization)

P. O. Box I, Coeur d'Alene, Idaho                         83816-0316
---------------------------------                         ----------
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
                 YES  X   NO
                    -----   -----
               -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 38,109,279 shares were issued and outstanding as of November 14, 2000.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                3
           September 30, 2000 and December 31, 1999

           Consolidated Statements of Operations --                      5
           Three Months and Nine Months Ended September 30, 2000
           and 1999

           Consolidated Statements of Cash Flows --                      6
           Three Months and Nine Months Ended September 30, 2000
           and 1999

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of                      14
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of
           Market Risk                                                  25

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                             26


SIGNATURES                                                              27

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)



                                           September 30,      December 31,
                                               2000               1999
                                           -------------      ------------
ASSETS                                            (In Thousands)

CURRENT ASSETS
  Cash and cash equivalents                  $  51,383        $  86,935
  Short-term investments                        18,869           22,978
  Receivables                                   13,317           15,376
  Inventories                                   55,406           53,769
                                             ---------        ---------
       TOTAL CURRENT ASSETS                    138,975          179,058

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                 97,169           96,592
  Less accumulated depreciation                (59,461)         (54,265)
                                             ---------        ---------
                                                37,708           42,327

MINING PROPERTIES
  Operational mining properties                111,449          106,455
  Less accumulated depletion                   (68,907)         (62,431)
                                             ---------        ---------
                                                42,542           44,024
  Developmental properties                      54,565           50,781
                                             ---------        ---------
                                                97,107           94,805

OTHER ASSETS
  Investments in unconsolidated affiliates      28,071           29,008
  Debt issuance costs, net of accumulated
    amortization  of                             4,487            5,378
  Other                                          3,546            3,471
                                             ---------        ---------
                                                36,104           37,857
                                             ---------        ---------
                                             $ 309,894        $ 354,047
                                             =========        =========

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                      September 30,      December 31,
                                                          2000               1999
                                                      -------------      ------------
                                                           (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                     $   3,970            $   4,693
 Accrued liabilities                                      7,022                6,411
 Accrued interest payable                                 4,847                5,064
 Accrued salaries and wages                               5,207                5,005
                                                      ---------            ---------
                 TOTAL CURRENT LIABILITIES               21,046               21,173

LONG-TERM LIABILITIES
 6% subordinated convertible debentures
  due 2002                                               27,991               35,582
 6 3/8% subordinated convertible debentures
  due 2004                                               93,372               93,372
 7 1/4% subordinated convertible debentures
       due 2005                                         107,277              107,277
 Other long-term liabilities                             25,127               28,478
                                                      ---------            ---------
                 TOTAL LONG-TERM LIABILITIES            253,767              264,709


SHAREHOLDERS' EQUITY
 Mandatory Adjustable Redeemable Convertible
    Securities (MARCS), par value $1.00 per
    share,(a class of preferred stock) -
    authorized 7,500,000 shares, issued zero and
    7,077,833 shares in 2000 and 1999                        --                7,078
 Common Stock, par value $1.00 per share-
    authorized 125,000,000 shares,
    issued 38,109,279 and 30,240,428 shares
    in 2000 and 1999 (including 1,059,211
    shares held in treasury)                             38,109               30,240
 Capital surplus                                        387,625              391,031
 Accumulated deficit                                   (375,872)            (347,119)

 Repurchased and nonvested shares                       (13,190)             (13,190)
 Accumulated other comprehensive loss:
 Unrealized (loss) gain on investments                   (1,591)                 125
                                                      ---------            ---------

                                                         35,081               68,165
                                                      ---------            ---------
                                                      $ 309,894            $ 354,047
                                                      =========            =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------    ----------------------
                                                     2000        1999          2000        1999
                                                 ---------    ---------    ---------    ---------
                                                  (In thousands, except for per share data)
REVENUES
 Product sales                                   $  26,490    $  21,986    $  69,352    $  60,693
 Interest and other                                  3,234       16,453        7,764       18,765
                                                 ---------    ---------    ---------    ---------
     Total Revenues                                 29,724       38,439       77,116       79,458

COSTS AND EXPENSES
 Production                                         24,440       17,720       63,516       45,469
 Depreciation and amortization                       4,810        2,719       15,619       12,166
 Administrative and general                          2,320        2,040        7,536        6,841
 Exploration                                         1,846        1,408        6,427        5,355
 Interest                                            3,761        4,079       11,598       12,406
 Other                                                 995        3,361        2,158        4,206
                                                 ---------    ---------    ---------    ---------
          Total Costs and Expenses                  38,172       31,327      106,854       86,443
                                                 ---------    ---------    ---------    ---------

NET (LOSS) INCOME FROM CONTINUING
     OPERATIONS BEFORE TAXES AND
     EXTRAORDINARY ITEM                             (8,448)       7,112      (29,738)      (6,985)
     Income tax provision                             (110)         (92)        (315)        (247)
                                                 ---------    ---------    ---------    ---------
NET (LOSS) INCOME BEFORE EXTRAORDIANARY
  ITEM                                              (8,558)       7,020      (30,053)      (7,232)
     Extraordinary item - early
       Retirement of debt
       (net of taxes)                                  102        2,590        1,300        2,590
                                                 ---------    ---------    ---------    ---------
NET (LOSS) INCOME                                $  (8,456)   $   9,610    $ (28,753)   $  (4,642)
     Unrealized holding (loss) gain
       on securities                                   (68)       3,288       (1,717)       3,284
                                                 ---------    ---------    ---------    ---------
COMPREHENSIVE (LOSS) INCOME                      $  (8,524)   $  12,898    $ (30,470)   $  (1,358)
                                                 =========    =========    =========    =========

NET (LOSS) INCOME                                $  (8,456)   $   9,610    $ (28,753)   $  (4,642)
     Preferred stock dividends                          --       (2,633)      (2,180)      (7,899)
                                                 ---------    ---------    ---------    ---------
NET (LOSS) INCOME ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                            $  (8,456)   $   6,977    $ (30,933)   $ (12,541)
                                                 =========    =========    =========    =========

BASIC AND DILUTED (LOSS) INCOME PER SHARE DATA
  Weighted average number
     of shares of Common Stock                      37,050       23,987       34,898       22,502
                                                 =========    =========    =========    =========

     Net (Loss) Income before
       extraordinary item                        $   (0.23)   $    0.18    $   (0.92)   $   (0.67)
     Extraordinary item - early
       Retirement of debt(net of taxes)               0.00         0.11         0.03         0.11
                                                 ---------    ---------    ---------    ---------

     Net (Loss) Income per share
       Attributable to Common
       Shareholders                              $   (0.23)   $    0.29    $   (0.89)   $   (0.56)
                                                 =========    =========    =========    =========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------    -----------------------
                                                        2000         1999          2000         1999
                                                      --------    ----------    ---------      --------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                 $  (8,456)    $  9,610    $ (28,753)   $  (4,642)
    Add (deduct) noncash items:
    Depreciation, depletion, and amortization             4,810        2,719       15,619       12,166
    Gain on early retirement of debt (net of taxes)        (100)      (2,590)      (1,300)      (2,590)
    Other                                                 2,038        1,122        4,583        2,928
    Writedown of mining properties                           --        2,492           --        2,492
    Undistributed (earnings) loss on investment
      in unconsolidated subsidiary                         (319)         189         (879)         751
    Unrealized (gain)loss on written calls               (2,146)       5,826       (3,189)       5,826

    Changes in Operating Assets and Liabilities:
      Receivables                                        (3,112)      (6,026)       2,059       (3,098)
      Inventories                                         1,317       (2,570)      (1,637)      (8,293)
      Accounts payable and accrued liabilities             (211)       4,244       (3,567)        (670)
                                                      ---------    ---------    ---------    ---------

       NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES                                      (6,179)      15,016      (17,064)       4,870
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of short-term investments                  (2,327)      (9,359)     (10,790)     (13,094)
    Proceeds from sales of short-term investments         1,700        1,866       13,773        3,044
    Purchases of property, plant and equipment             (425)        (193)      (1,411)        (833)
    Proceeds from sale of assets                            110           86          800          955
    Expenditures on operational mining properties        (2,702)      (1,800)      (7,139)      (3,318)
    Expenditures on developmental properties             (1,721)      (3,639)      (4,651)      (7,498)
    Other                                                   (11)       2,816           72        1,194
                                                      ---------    ---------    ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES             (5,376)     (10,223)      (9,346)     (19,550)

CASH FLOWS FROM FINANCING ACTIVITIES
    Retirement of long-term debt                           (241)      (1,624)      (6,240)      (1,624)
    Payment of cash dividends                                --       (2,633)      (2,180)      (7,899)
    Other
                                                           (111)        (173)        (269)        (472)
                                                      ---------    ---------    ---------    ---------
       NET CASH USED IN FINANCING ACTIVITIES               (352)      (4,430)      (9,142)      (9,995)
                                                      ---------    ---------    ---------    ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (11,907)         363      (35,552)     (24,675)
Cash and cash equivalents at beginning
    of period                                            63,290      102,297       86,935      127,335
                                                      ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period            $  51,383    $ 102,660    $  51,383    $ 102,660
                                                      =========    =========    =========    =========

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE A: Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

       The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

NOTE B: Inventories

          Inventories are comprised of the following:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2000            1999
                                               -------------   ------------
                                                      (In Thousands)
           In process and on leach pads        $  44,649         $  43,494
           Concentrate and dore' inventory         5,681             5,594
           Supplies                                5,076             4,681
                                               ---------         ---------
                                               $  55,406         $  53,769
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

       The Handy and Harmon refinery, to which Rochester Mine has historically sent approximately 50% of its dore, filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company had in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold being held pending resolution of the Bankruptcy proceeding. At this time, the Company anticipates that litigation may be required to recover its dore and believes it has a basis for recovery.

NOTE C: Income Taxes

       The Company has reviewed its net deferred tax asset for the nine-month period ended September 30, 2000, together with net operating loss carryforwards, and is not recognizing any potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved for all periods presented.

NOTE D: Conversion of MARCS to Common Stock

       On March 15, 2000, the Company mandatorily converted its 7,077,833 outstanding shares of Mandatory Adjustable Redeemable Convertible Securities (MARCS) into 7,863,000 common shares. The final payment of dividends of $2,633,000 on the MARCS was paid out as of that date.

NOTE E: Investments

       The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulator agencies, is required to collateralize certain portions of the Company's obligations. The Company has collaterized these obligations by assigning certificates of deposit that have maturity dates ranging from 3 months to a year, to the respective institution or agency. At September 30, 2000 and December 31, 1999, the Company had certificates of deposit under these agreements of $9.8 million and $6.6 million, respectively, restricted for this purpose.

       In the second quarter of 2000, the Company sold its royalty interest in the Quiruvilca mine in northeren Peru to Pan American Silver Corporation ("Pan American") for 140,000 shares of Pan American capital stock, warrants to purchase an additional 100,000 shares of Pan American capital stock at $5 per share and $50,000 cash.

       During the first quarter of 2000, the Company sold 245,000 shares of Pan American capital stock for approximately $1.2 million, and recorded a realized loss of approximately $66,000. The Company continues to hold approximately one million shares of Pan American capital stock which is being marked-to-market through other comprehensive income.

NOTE F:    Long-Term Debt

       During the third quarter 2000, the Company repurchased approximately $342,000 principal amount of its outstanding 6% Subordinated Convertible Debentures due 2002 (the "6% Debentures") for a total purchase price of approximately $239,000, excluding purchased interest of approximately $6,000. Associated with this transaction, the Company eliminated $2,000 of capitalized bond issuance costs. As a result of the buyback of these debentures, the Company recorded an extraordinary gain of approximately $102,000, net of taxes of zero, during the thrid quarter of 2000 on the reduction of its indebtedness.

       On June 14, 2000, the Company repurchased $7,001,000 principal amount of 6% Debentures pursuant to a cash tender offer that commenced on May 9, 2000 and expired as scheduled on June 8, 2000. The price paid by the Company for the repurchased 6% Debentures was $5,040,720 (or $720 per $1,000 principal amount) plus accrued and unpaid interest of $3,500 (or $.50 per $1,000 principal amount) from June 10, 2000 to, but not including, the date of payment on June 14, 2000.

       As a result of the cash tender offer, the Company reduced the outstanding principal amount of 6% Debentures from $35,334,000 to $28,333,000, thereby reducing the annual amount of its future interest expense by $420,060. The Company recorded an extraordinary gain of $1,111,000, net of tender offer expenses, in the quarter ended June 30, 2000.

       During the first quarter 2000, the Company repurchased approximately $248,000 principal amount of outstanding 6% Debentures for a total purchase price of approximately $159,000, excluding purchased interest of approximately $12,000. Associated with this transaction, the Company eliminated $2,000 of capitalized bond issuance costs. As a result of the buyback of these debentures, the Company recorded an extraordinary gain of approximately $87,000, net of taxes of zero, during the first quarter of 2000 on the reduction of its indebtedness.

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

Coeur d'Alene Mines Corp.
Segment Reporting
-------------------------------

Nine Months Ended September                  Silver                              Coeur     Exploration
30, 2000                       Rochester     Valley     Fachinal     Petorca   Australia   & Development      Other     Total
-----------------------------------------------------------------------------------------------------------------------------------
Total net sales and revenues   $  38,810   $ 12,293    $   8,357    $  4,851    $ 6,842       $    (270)    $  6,233    $   77,116
Depreciation and
  Amortization(B)              $  11,192   $  2,013    $   3,843    $    171    $ 1,668       $       64    $  1,082    $   20,033
Interest income                        -          -    $      13    $      5    $   100       $       10    $  3,412    $    3,540
Interest expense                       -          -    $      14    $      1          -                -    $ 11,583    $   11,598
Gain on Metal Hedging                  -          -            -           -          -                -    $  3,189    $    3,189
Income tax expense                     -   $      1            -           -    $    42                -    $    272    $      315
Earnings(losses)from non-
  Consolidated affiliates              -          -            -           -    $ 1,237                -           -    $    1,237
Gain on early retirement of
  Debt                                 -          -            -           -          -                -    $  1,300    $    1,300
Income(loss)                   $  10,957   $    209    $ (3,825)    $(1,251)    $ 1,083       $  (3,959)    $(4,510)    $  (1,296)
Investments in
  Unconsolidated Affiliates            -          -            -           -    $28,071                -           -    $   28,071
Segment assets(A)              $  83,552   $ 26,770    $  28,492    $  3,740    $   377       $   53,767    $  6,840    $  203,538
Expenditures for property      $   1,669   $  4,305    $   2,281    $    387          -       $    4,518    $     42    $   13,202

-------------------------------

Nine Months Ended September                  Silver                              Coeur      Exploration
30, 2000                        Rochester    Valley   Fachinal     Petorca     Australia    & Development      Other     Total
----------------------------------------------------------------------------------------------------------------------------------
Total net sales and revenues    $ 37,071    $ 1,388     $  5,094      $8,040    $ 7,450         $(1,167)    $ 21,582      $ 79,458
Depreciation and
  Amortization(B)               $  6,977    $   167     $  2,255      $  268    $ 3,438         $     84    $  1,626      $ 14,815
Interest income                        -          -     $     57      $   15    $    43         $     10    $  4,139        $4,264
Interest expense                       -          -     $     24      $    2          -                -    $ 12,380      $ 12,406
Gain on Cyprus Settlement              -          -            -           -          -                -    $ 21,140      $ 21,140
Loss on Metal Hedging                  -          -            -           -          -                -    $(5,826)      $(5,826)
Write down of Mine Property            -          -            -           -          -                -    $(2,492)      $(2,492)
Income tax expense                     -          -            -           -    $    14                -    $    233      $    247
Earnings(losses) from                  -          -            -           -    $ (835)                -    $     84      $  (751)
Unconsolidated
Affiliates
Gain on early retirement of
  Debt                                 -          -            -           -          -                -    $  2,590      $  2,590
Income(loss)                    $ 13,962    $   202     $(1,092)      $1,169    $    91         $(5,389)    $(1,529)      $  7,414
Investments in non-
  Consolidated Affiliates              -          -            -           -    $46,006                -           -      $ 46,006
Segment assets(A)               $ 89,942    $23,703     $ 30,686      $3,203    $   432         $ 49,066    $ 16,735      $213,767
Expenditures for property       $  3,615    $   255     $    476      $  169          -         $  6,603    $    531      $ 11,649

Notes:

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

(B) Depreciation and Amortization includes accruals for Reclaimation.

Coeur d'Alene Mines Corporation
Segment Reporting                                            Nine Months Ended
Reconciliation to Consolidated Totals                          September 30,
                                                           2000              1999
                                                     -------------------------------

Income(loss)
------------
Total income or loss for reportable segments             $ (1,296)        $   7,414
Gain on Cyprus settlement                                        -           21,140
Gain(Loss) on Metal Hedging                                  3,189          (5,826)
Depreciation and Amortization                             (20,033)         (14,815)
Interest expense                                          (11,598)         (12,406)
Writedown of mine property                                       -          (2,492)
                                                     -------------------------------
Loss before income taxes                                 $(29,738)        $ (6,985)
                                                     ===============================

                                                               September 30,
Assets                                                     2000            1999
------
                                                     -------------------------------
Total assets for reportable segments                      $203,538         $213,767
Cash and cash equivalents                                   51,383          102,660
Short-term investments                                      18,869           22,847
Other assets                                                36,104           55,164
                                                     -------------------------------
Total consolidated assets                                 $309,894         $394,438
                                                     ===============================


Coeur d'Alene Mines Corporation
Segment Reporting

Geographic Information
----------------------
(In Thousands)
                                          Nine Months Ended September 30,
Revenues                                     2000                  1999
                                         -------------------------------
United States                              $57,337             $ 60,042
Chile                                       12,937               11,966
Australia                                    6,842                7,450
                                         -------------------------------
Consolidated Total                         $77,116             $134,815
                                         ===============================

                                                As of September 30,
Long-Lived Assets                          2000                  1999
                                         -------------------------------
United States                             $ 93,948             $ 94,505
Chile                                       21,467               24,177
New Zealand                                    539                  998
Bolivia                                     18,853               19,554
Other Foreign Countries                          8                   12
                                         -------------------------------
Consolidated Total                        $134,815             $139,246
                                         ===============================

Revenues are geographically seperated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H: Hedging

       For the nine months ending September 30, 2000, the Company recorded a $2.9 million realized gain in connection with the hedge program.

       In the third quarter of 2000 the Company placed Chilean peso hedges of $10.8 million at an average exchange of $564.80 pesos per US$1, which represents approximately 75% of the Company's Chilean peso requirements over the next 12 months.

       The following table summarizes the information at September 30, 2000 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. The fair values were derived from dealer quotes. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in New Zealand dollars to be purchased along with the average foreign exchange rate.

Qualitative and Quantitative Disclosures About Market Risk


 (dollars and peso's in thousands)       2000         2001          2002         2003          2004
--------------------------------------------------------------------------------------------------------
LIABILITIES
      Long Term Debt
      Fixed Rate                       $        -   $      -      $   27,991    $        -   $   93,372
      Average Interest Rate                6.740%        6.740%       6.794%        6.843%       7.190%

DERIVATIVE FINANCIAL INSTRUMENTS
      Gold Forward Sales - AUD
         Ounces                             3,900             -            -             -            -
         Price Per Ounce               $   612.10   $         -   $        -    $        -   $        -

      Gold Put Options Purchased - AUD
         Ounces                          3,600(1)     30,000(1)    30,000(1)     30,000(1)            -
         Price Per Ounce               $   597.00   $    597.00   $   597.00    $   597.00   $        -

      Gold Forward Sales - USD
         Ounces                             7,500        12,000       12,000             -            -
         Price Per Ounce               $   306.82   $    316.51   $   331.84    $        -   $        -


      Gold Call Options Sold - USD
         Ounces                                 -             -            -             -            -
         Price Per Ounce               $        -   $         -   $        -    $        -   $        -

      Amortizing Forward Sales - USD
         Ounces                             5,000     22,560(2)    22,560(2)     22,560(2)    22,560(2)
         Price Per Ounce               $   338.58   $    348.50   $   348.50    $   348.50   $   348.50


      Foreign Currency Contracts
         New Zealand Dollar            $      900   $         -   $        -    $        -   $        -
         Exchange Rate (NZ$ to US$)         2.118             -            -             -            -

         Chilean Pesos                 $1,509,690   $ 4,590,150   $        -    $        -   $        -
         Exchange Rate(Peso to US$)        559.14        566.69            -             -            -


                                                                     Fair
                                                                    Value
 (dollars and peso's in thousands)      Thereafter      Total      09/30/00
----------------------------------------------------------------------------
LIABILITIES
      Long Term Debt                                                $97,326
      Fixed Rate                         $  107,277     $228,640
      Average Interest Rate                  7.250%

DERIVATIVE FINANCIAL INSTRUMENTS
      Gold Forward Sales - AUD                                      $   228
         Ounces                                   -        3,900
         Price Per Ounce                 $        -

      Gold Put Options Purchased - AUD                              $ 4,712
         Ounces                                   -       93,600
         Price Per Ounce                 $        -

      Gold Forward Sales - USD                                      $ 1,461
         Ounces                                   -       31,500
         Price Per Ounce                 $        -


      Gold Call Options Sold - USD                                  $     -
         Ounces                           56,000(2)       56,000
         Price Per Ounce                 $   345.00

      Amortizing Forward Sales - USD                                $   325
         Ounces                           78,960(2)      174,200
         Price Per Ounce                 $   348.50


      Foreign Currency Contracts                                    $  (56)
         New Zealand Dollar              $        -   $      900
         Exchange Rate (NZ$ to US$)               -
                                                                    $    20
         Chilean Pesos                   $        -   $6,099,840
         Exchange Rate(Peso to US$)               -

(1) Of the put options purchased, 93,600 ounces have a knock-out provision whereby the options will terminate if gold trades above approximately $289 per ounce prior to the exercise date, based on a US dollar to Australian dollar exchange rate of 1.89.
(2) The majority of the call options sold have a knock-out provision whereby calls for 56,000 ounces will terminate if gold trades below $300 per ounce at any time after December 27, 2002, and calls for 169,200 ounces will terminate if gold trades below $310 per ounce at any time after December 29, 2000.

NOTE I: New Accounting Standard

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by FASB Statement 138 "Accounting for Hedging Activities" (SFAS 138), which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and will adopt the statement on January 1, 2001.

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

       In March 1997, the Company filed a motion for partial summary judgement relating to the issue of trusteeship, essentially arguing that the United States does not have authority to sue for damages to state natural resources and that the settlements with the state and Tribe bars the federal claims. That motion remains pending. On March 31, 1998, the Court entered an order denying the plaintiffs' motion to allow the United States to prove a portion of its case pursuant to an administrative record, and requiring the parties to submit further facts as to the issue of trusteeship. Furthermore, in March 1998, the EPA announced its intent to perform a remedial investigation/feasibility study upon all or parts of the Coeur d'Alene Basin and, thereby, to apparently focus upon response costs rather than natural resource damages. In September 1998, the Company filed an additional motion for partial summary judgment asserting that CERCLA as applied to the Company in the action is not constitutional under the takings and due process provisions of the United States Constitution. The court denied this motion on the grounds that further facts must be developed at trial before the issue can be decided.

       With respect to the natural resource damage litigation referred to above, in June 2000 Governor Kempthorne of the State of Idaho asked the defendants to give him a proposal for settlement which he could take to the plaintiffs in the suit. The defendants outlined such a proposal. The defendants would contribute a total of $250 million over 30 years, of which $154 million would be in fixed annual payments, without interest. The remaining $96 million would be paid from royalties based on the price of silver, copper, gold and zinc as provided in an index and schedule to be agreed upon. Coeur advised the Governor, defendants and the U.S. that its share of this proposal would be, without admission of liability and with appropriate release, the sum of $3,750,000, which would be paid in annual installments over 25 years without interest and an additional $1,250,000 in years 26-30 based on the royalty concept described above. It is not known whether the proposal put forth by the Governor to the plaintiffs will be accepted, although the Coeur d'Alene Tribe, one of the plaintiffs with whom the Company has already settled (in 1992), indicated it viewed the proposal "optimistically". Trial is set to commence on January 22, 2001.

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

       The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine (also known as Silver Valley) in the Coeur d'Alene Mining District of Idaho (in which the Company increased its ownership to 100% in September of 1999) and the Fachinal and Petorca mines in Chile, all of which are wholly-owned and operated by the Company. The Company also owns 50% of Gasgoyne Gold Mines NL ("Gasgoyne"), an Australian gold mining company, that owns 50% of the Yilgarn Star gold mine in Australia.

       The average price of silver and gold in the third quarter of 2000 was $4.96 and $277 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on November 10, 2000 was $4.69 per ounce and $264.75 per ounce, respectively.

       The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month and nine-month periods ended September 30, 2000 and 1999:

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                      ------------------------  -----------------------
                                          2000         1999        2000         1999
                                      ----------    ---------   ----------    ---------
ROCHESTER MINE
    Gold ozs                              19,334       19,609       53,694       52,432
    Silver ozs                         1,649,567    1,520,043    4,948,039    4,540,061
    Cash Costs per oz./silver              $4.01        $3.27        $4.01        $3.94
    Full Costs per oz./silver              $5.12        $3.98        $5.15        $4.77

GALENA MINE (SEE NOTE)
    Silver ozs                         1,156,262      577,579    2,853,617    1,448,589
    Cash Costs per oz./silver              $3.93        $4.74        $4.73        $4.76
    Full Costs per oz./silver              $4.56        $5.74        $5.43        $5.82

PRIMARY SILVER MINES
    Consolidated Cash Costs per oz         $3.99        $3.67        $4.20        $4.08

YILGARN STAR MINE
    Gold ozs                               6,628        7,014       19,221       20,568
    Cash Costs per oz./gold                 $232         $252         $233         $285
    Full Costs per oz./gold                 $346         $458         $350         $482

FACHINAL MINE
    Gold ozs                               4,449        6,081       13,868       19,664
    Silver ozs                           240,226      276,402      799,655      878,185
    Cash Costs per oz./gold                 $413         $277         $375         $293
    Full Costs per oz./gold                 $561         $337         $511         $354

PETORCA MINE
    Gold ozs                               7,437        7,946       19,077       23,341
    Silver ozs                            14,251       18,308       42,190       44,926
    Cash Costs per oz./gold                 $337         $287         $350         $272
    Full Costs per oz./gold                 $345         $287         $359         $272

PRIMARY GOLD MINES
    Consolidated Cash Costs per oz          $336         $273         $327         $285

CONSOLIDATED TOTALS
    Gold ozs                              37,848       40,650      105,860      116,005
    Silver ozs                         3,060,306    2,392,332    8,643,501    6,911,791

Note: The Company increased its ownership of the Galena Mine to 100% from 50% in September 1999.

NOTES TO SIGNIFICANT CHANGES IN PRODUCTION AND/OR COST PER OUNCE DATA

Rochester Mine

       Coeur's Rochester mine produced 1.6 million ounces of silver and 19,300 ounces of gold during the third quarter of 2000 compared to 1.5 million ounces of silver and 19,600 ounces of gold in the third quarter of the previous year. Total cash costs for the latest three-month period were $4.01 per silver equivalent ounce as opposed to $3.27 per silver equivalent ounce in 1999. The increase in cash costs was due almost entirely to the planned treatment of lower-grade ore in the current mining sequence. This was offset to a large degree by operating improvements that included increasing the capacity of the conveyor system and the crushing circuit as well as increasing the solution flow on the leach pad by approximately 15 percent.

       After the completion of the first phase of a major reverse circulation drilling program within and around the perimeter of the Rochester pit, drilling commenced at the nearby Nevada Packard deposit on September 5. A total of 32 reverse circulation holes comprising approximately 10,000 feet have been completed at Nevada Packard and analysis of this data along with that from the main pit is nearing completion. Drilling has since recommenced at selected areas around the Rochester pit. Results to date have been very encouraging and Coeur is confident that it will be able to announce a significant increase to reserves and resources at its flagship operation by the end of the year.

Silver Valley Resources - Galena Mine

       In the third quarter, Coeur's share of silver production from the Galena mine increased to 1.2 million ounces compared to 578,000 ounces of silver in the third quarter of the prior year. The significant increase reflects the Company's increased ownership of Coeur Silver Valley and record silver production from the Galena mine. Record production was the result of improved ore grades from the more productive vein structures at depth and an increase in mill throughput. Consequently, total cash costs for the period were $3.93 per ounce compared to $4.74 per ounce in the previous year, a decline of over 17 percent. Furthermore, the rapid pace of underground development continues to provide greater access to the wider, higher-grade vein systems, ensuring that the recent improvement in performance will continue and that our goal to reach annual production of 5 million ounces of silver should be achieved. Additional cost-saving measures are being studied including the possible implementation of trackless mining at the lower levels of the mine.

       The initial phase of the district-wide exploration program has also been successful. A diamond drill hole intersected an 11-foot section of the 294 vein in the West Argentine area of the property that graded 23.9 ounces of silver and
1.4 percent copper. This ore grade intercept was encountered 280 feet west of any previously known mineralization. In addition, the same hole intercepted a second mineralized zone contained within the Polaris fault of 20.6 feet grading
6.6 ounces of silver per ton and 1.1 percent copper including 5.9 feet at a grade of 10.4 ounces of silver per ton and 2.2 percent copper. This second zone is similar in many respects to the high-grade 72 vein that is currently one of the mine's most productive sources of silver ore. Coeur has believed for some time that there was considerable potential for further discoveries of economic silver mineralization at Coeur Silver Valley and this was a key factor in the Company's decision to purchase Asarco's silver assets in 1999.

Fachinal Mine

       At Fachinal, gold and silver production in the third quarter of 2000 declined to 4,450 ounces and 240,200 ounces respectively from 6,100 ounces of gold and 276,000 ounces of silver in the third quarter of the previous year. Total cash costs for the quarter increased to $413 per gold equivalent ounce compared to $277 per gold equivalent ounce in 1999. The shortfall in production and the corresponding increase in cash costs were partially due to lower ore grades and a reduction in tons milled but mainly to the continuation of severe winter weather conditions that affected most of southern Chile. This restricted development and access to the most productive areas of the mine.

       Once the weather improved, Coeur continued its exploration program designed primarily to convert resources to reserves. This resulted in the discovery of the new Cerro Bayo zone approximately 9 miles east of the processing facilities. This zone includes a vein structure named Lucero that has a greater strike length, width and grade than anything previously encountered in the district. The Cerro Bayo zone, which consists of multiple veins and veinlets show a surface expression of at least 8,200 feet along strike and is up to 3,300 feet in width. To date, the Lucero vein appears to be the primary ore shoot within this zone and has been traced for more than 2,600 feet along strike and to approximately 250 feet at depth. The Lucero vein is open in all directions and contains sections that are characterized by high-grade gold and silver mineralization. Some of the best drill intersections to date are as follows:

------------------------------------------------------------------------
Hole #                  Drill Interval             Gold Equivalent Grade
------------------------------------------------------------------------
BJH-199                 22 feet                    3.28 oz./ton
------------------------------------------------------------------------
BJH-204                 17 feet                    2.29 oz./ton
------------------------------------------------------------------------
BJH-147                 20 feet                    1.35 oz./ton
------------------------------------------------------------------------
BJH-145                 30 feet                    0.61 oz./ton
------------------------------------------------------------------------

       Based on a 30 percent allowance for dilution and a further 20 percent ore loss, a preliminary resource of 210,000 gold equivalent ounces has been calculated at an average grade of 0.22 gold equivalent ounces per ton. All high grade assays were cut to 0.44 ounces per ton gold and 25 ounces per ton silver. Coeur is temporarily suspending milling operations at Fachinal while it continues its evaluation of this new zone and formulates detailed development and mining plans.

Petorca

       Petorca's production during the third quarter of 2000 was 7,400 ounces of gold and 14,300 ounces of silver compared to 7,900 ounces of gold and 18,300 ounces of silver in the third quarter of the prior year. Total cash costs per equivalent ounce of gold were $337 per ounce compared to $287 per ounce in 1999. The rise in cash costs is attributable to the mining of lower-grade ore, partially offset by increases in tons mined and in mill throughput. As at Fachinal, operations were adversely affected by difficult winter weather conditions but are expected to return to normal in the fourth quarter. In addition, mill throughput is expected to increase as a result of the surface mining of the San Lorenzo satellite deposit.

Yilgarn Star Mine

       Coeur's 25 percent share of gold production from the Yilgarn Star mine was 6,600 ounces in the third quarter of 2000 compared to 7,000 ounces in the third quarter of 1999. Total cash costs for the period declined to $232 per ounce as opposed to $252 per ounce in the prior year. The reduction in cash costs was achieved in spite of the scheduled mining of lower-grade ore. Operating improvements, especially to the crushing circuit, and a weaker Australian dollar contributed to the $20 per ounce decline in cash costs. An exploration drilling program to the south of the mine is now underway.


San Bartolome

       Coeur acquired the San Bartolome silver property in September of last year as part of the purchase of Asarco's silver assets. The property is located adjacent to Cerro Rico mountain, one of the world's historic and most prolific silver producing regions. Asarco calculated an initial resource estimate of 106 million ounces of silver contained principally in three main deposits, Haucajchi, Santa Rosa and Diablo located along the flanks of the mountain. Since Coeur obtained the property, the Company has completed an intensive field program, which included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection.

       Coeur retained a third party geological consulting firm to incorporate the new data in an updated resource estimate. The Company is pleased to report that as a result of its efforts, the resource has increased 15%, to 41.1 million tons with an average grade of 2.98 ounces of silver per ton or 122 million ounces of contained silver. Equally important is the fact that 93% of the new resource is classified as measured and indicated.

The Company is continuing with the preparation of a pre-feasibility study. A third party engineering firm has been engaged to assist with the design of the progress flow sheet, site plan layout and estimation of operating and capital costs. A formal pre-feasibility study is expected to be completed in early 2001.

RESULTS OF OPERATIONS

       Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Revenues

       Product sales in the third quarter of 2000 increased by $4.5 million, or 20%, from the third quarter of 1999 to $26.5 million. The increase in sales is primarily attributable to the acquisition of 50% additional ownership of the Galena Mine in the third quarter of 1999, and an increase in the sale of silver at the Rochester Mine in the third quarter of 2000, offset in part by lower prices realized on both silver and gold and a decrease in the amount of gold processed. In the third quarter of 2000, the Company produced a total of 3,060,306 ounces of silver and 37,848 ounces of gold compared to 2,392,332 ounces of silver and 40,650 ounces of gold in the third quarter of 1999. In the third quarter of 2000, the Company realized average silver and gold prices of $4.93 and $302, respectively, compared with realized average prices of $5.22 and $329, respectively, in the prior year's third quarter. The increase in the produced ounces of silver in the third quarter ended September 30, 2000 over the same period last year was primarily due to the increase in ownership of the Galena mine from 50% to 100% in September 1999 and increased production at the Rochester mine. The decrease in the ounces of gold produced during the third quarter of 2000 is primarily attributable to reduced gold grades at the Fachinal Mine.

       Interest and other income in the third quarter of 2000 decreased by $13.2 million, or 80%, compared with the third quarter of 1999. The decrease was primarily due to a $21 million gain recorded for the settlement of the Cyprus suit, reduced by the unrealized loss recorded for the mark to market loss on the Company's hedging program of $5.8 million in the third quarter of 1999, compared to a hedging program gain of $2.1 million unrealized gain recorded in the third quarter of 2000.

Costs and Expenses

       Production costs in the third quarter of 2000 increased by $6.7 million, or 38%, from the third quarter of 1999 to $24.4 million. The increase is primarily a result of the increase in ownership of the Galena Mine and increased production costs at the Fachinal and Petorca mines.

       Depreciation and amortization increased in the third quarter of 2000 by $2.1 million, or 77%, over the prior year's third quarter, primarily due to the increased ownership of the Galena Mine from 50% to 100% in September of 1999 and decreased ore reserve estimates at the Fachinal Mine, as of December 31, 1999, thereby increasing the rate of depletion in 2000.

       Administrative and general expenses increased $.3 million in the third quarter of 2000 compared to 1999. Other expenses decreased $2.4 million in the third quarter ended September 30, 2000 compared to the third quarter of 1999, primarily due to the settlement of the Cyprus lawsuit in 1999.

Extraordinary Item

       During the quarter ended September 30, 2000, the Company recorded an extraordinary gain of $102,000, net of taxes, as a result of its repurchase of $342,000 principal amount of 6% Convertible Subordinated Debentures due 2002 for a purchase price of $239,000 plus accrued and unpaid interest of $6,000.

Net Loss

       As a result of the above mentioned factors, the Company's net loss amounted to $8.5 million in the third quarter of 2000 compared to net income of $7.0 million in the third quarter of 1999. In the third quarter of 2000, the loss attributable to common shareholders was $8.5 million, or $.23 per share, compared to net income attributable to common shareholders of $7.0 million, or $
 .29 per share, for the third quarter of 1999. No perferred stock dividends were paid in the quarter ended September 30, 2000 as a result of the mandatory conversion on March 15, 2000 of the Company's outstanding MARCS. The increase in the weighted average number of shares of Common Stock outstanding in the quarter ended September 30, 2000 as compared to the comparable quarter of the prior year is primarily attributable to the Company's issuance of 7,125,000 shares on September 9, 1999 in connection with its acquisition of certain silver properties and assets from Asarco, Inc.

       Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Revenues

       Product sales in the nine months ended September 30, 2000, increased by $8.7 million, or 14%, from the nine months ended September 30, 1999 to $69.4 million. The increase in sales is primarily attributable to the acquisition of 50% additional ownership of the Galena Mine in the third quarter of 1999 and increases in the sale of gold and silver from all of the operations, offset in part by decreases in silver and gold prices. In the nine months ended September 30, 2000, the Company produced a total of 8,643,501 ounces of silver and 105,860 ounces of gold compared to 6,911,791 ounces of silver and 116,005 ounces of gold in the nine months ended September 30, 1999. In the nine months ended September 30, 2000, the Company realized average silver and gold prices of $5.05 and $310, respectively, compared with realized average prices of $5.20 and $321, respectively, in the prior year's comparable period. The increase in the produced ounces of silver in the nine months ended September 30, 2000 over the same period last year was primarily due to the increase in ownership of the Galena mine from 50% to 100% in September 1999. The increase in silver production at the Rochester and Galena Mines was partially offset by lower silver production from the Company's Fachinal mine. The decrease in the ounces of gold produced during the nine months ended September 30, 2000 is primarily attributable to reduced gold grades at the Yilgarn, Fachinal and Petorca Mines.

       Interest and other income for the nine months ended September 30, 2000, decreased by $10.6 million, or 58%, compared with the nine months ended September 30, 1999. The decrease is primarily due to the $3.1 million gain on the mark to market adjustment for the nine months ended September 30, 2000, on the call option portion of the Company's hedge program, compared with a $21.1 million gain on the settlement of the Cyprus suit, offset in part by a $5.8 million mark to market loss on the Company's call option portion of the hedge program, in the nine months ended September 30, 1999.

Costs and Expenses

       Production costs in the nine months ended September 30, 2000 increased by $18 million, or 40%, over the nine months ended September 30, 1999 to $63.5 million. The increase in production costs is primarily a result of the increase in ownership of the Galena Mine to 100% from 50% in September 1999 and increased production costs at the Fachinal and Petorca mines.

       Depreciation and amortization increased in the nine month period ended September 30, 2000 by $3.5 million, or 28%, over the prior year's comparable period, primarily due to decreased ore reserve estimates at the Fachinal Mine as of December 31, 1999, and increased depletion taken at the Galena Mine as a result of the increase in ownership to 100% from 50% in September 1999.

       Administrative and general expenses increased $.7 million in the nine months ended September 30, 2000 compared to the comparable period in 1999, due to increased annual incentive awards relating to 1999 that were paid in the first quarter of 2000. Other expenses decreased $2 million in the nine month period ended September 30, 2000, compared to the comparable period in 1999, due to expenses incurred for the settlement of the Cyprus lawsuit in 1999 and additional expenses recognized on the mine closure in New Zealand of $.9 million in 2000.

Extraordinary Item

       During the nine months ended September 30, 2000, the Company recorded an extraordinary gain of $1.3 million as a result of its repurchase of 6% Convertible Subordinated Debentures due 2000 that is discussed above.

Net Loss

       As a result of the above mentioned factors, the Company's net loss amounted to $28.8 million for the nine month period ended September 30, 2000 compared to a net loss of $4.6 million in the comparable period ended September 30, 1999. For the nine months ended September 30, 2000, the loss attributable to common shareholders was $30.9 million, or $.89 per share, compared to a loss attributable to common shareholders of $12.5 million, or $.56 per share, for the nine months ended September 30, 1999. The decrease in perferred stock dividends paid in the nine months ended September 30, 2000 as compared to the comparable period of the prior year resulted from the Company's mandatory conversion on March 15, 2000 of its outstanding MARCS. The increase in the weighted average number of shares of Common Stock outstanding in the nine months ended September 30, 2000 as compared to the prior year's comparable period resulted from the Company's issuance on September 9, 1999 of 7,125,000 shares in connection with its acquisition of certain silver properties and assets from Asarco, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

       The Company's working capital at September 30, 2000 was approximately $117.9 million compared to $157.9 million at December 31, 1999. The ratio of current assets to current liabilities was 6.6 to 1.0 at September 30, 2000 compared to 8.5 to 1.0 at December 31, 1999.

       Net cash used in operating activities in the nine months ended September 30, 2000 was $17.1 million compared to net cash provided by operating activities of $4.9 million in the nine months ended September 30, 1999. Net cash used in investing activities in the 2000 period was $9.3 million compared to net cash used in investing activities of $19.6 million in the prior year's comparable period. Net cash used in financing activities was $9.1 million in the nine months ending September 30, 2000, as compared to $10 million for the nine months ending September 30, 1999. As a result of the above, cash and cash equivalents decreased by $35.6 million in the nine months ending September 30, 2000 compared to a $24.7 million decrease for the comparable period in 1999.

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

       All of the Company's long term debt at September 30, 2000 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

       See Note H - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at September 30, 2000.

PART II.   Other Information


Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits. The following exhibits are filed herewith:

                Exhibit No.                              Document
                -----------                              --------
                      27                             Financial Data Schedule

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               COEUR D'ALENE MINES CORPORATION
                               ------------------------------------
                                           (Registrant)



Dated November 14, 2000           /s/ Dennis E. Wheeler
                                  -------------------------
                                  DENNIS E. WHEELER
                                  Chairman, President and
                                  Chief Executive Officer




Dated November 14, 2000           /s/ Geoffrey A. Burns
                                  -------------------------
                                  GEOFFREY A. BURNS
                                  Vice President and
                                  Chief Financial Officer