Form 10-K
period 2000-12-31
COEUR D ALENE MINES CORP
filed 2001-04-02
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

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

                        COMMON STOCK, PAR VALUE $1.00
             6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004
           ------------------------------------------------------
                              (Title of Class)

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

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 16, 2001, which was $1.16 per share.)

                                  $42,978,079

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 2001.

              37,050,068 shares of Common Stock, Par Value $1.00


                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I


Item 1.  Business

Introduction

     Coeur d'Alene Mines Corporation is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) and South America (Bolivia and Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company."

Overview of Mining Properties and Interests

     The Company's most significant mining properties and interests are:

     o The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property which is located two miles south of the Rochester mine. The Company is in the process of permitting the Nevada Packard property in order to commence mining activity;

     o Coeur owns 100% of the capital stock of Coeur Silver Valley ("Silver Valley"), which owns and operates the Galena underground silver mine that resumed production in May 1997, and also owns the Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine, and has operating control of several contiguous exploration properties in the Coeur d'Alene Silver Mining District of Idaho;

     o The Fachinal Mine is an open pit and underground gold and silver mine which is wholly-owned and operated by Coeur and located in southern Chile, South America. The Company suspended operations at Fachinal in December of 2000 in order to fully evaluate and develop a newly discovered zone of high-grade gold and silver mineralization;

     o The Petorca Mine is an underground and surface gold and silver mine which is wholly-owned and operated by Coeur and is located in central Chile, South America;

     o The Company owns 100% of the Kensington Property, located north of Juneau, Alaska and is developing it as a proposed underground gold mine. An independently prepared optimization study completed in late 1998 estimated cash operating costs of $190 per ounce of gold and estimated capital costs to develop the mine of $192 million;

     o Coeur owns 100% of Empressa Minera Manquiri S.A. ("Manquiri"), a Bolivian company, that controls the mining rights for the San Bartolome silver project, which is a silver development property in Bolivia; and

     Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no mineable ore reserves have yet been delineated.


Exploratory Mining Properties

     The Company either directly or through wholly-owned subsidiaries owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile and Bolivia. In keeping with its overall efforts to focus its resources, the Company conducted approximately 70% of its exploration activities during 2000 on or near existing properties where infrastructure and production facilities are already in place.

     In addition to its exploration program around existing mines, the Company also controls or has options to acquire a number of early-stage prospects, including the Wonder silver property located in Nevada.

Significant Developments in 2000

     On March 15, 2000, each outstanding share of the Company's outstanding Mandatory Adjustable Redeemable Convertible Securities (MARCS) was mandatorily converted into 1.111 shares of common stock. The Company issued a total of approximately 7.9 million shares of common stock in connection with the mandatory conversion.

     In September 2000, the Company signed an exploration agreement with an option to purchase the Wonder silver property located in northwestern Nevada, approximately 120 miles east of Reno. The Company commenced a drilling program at the property in an effort to develop a new source of low-cost silver production.

     In November 2000, the Company announced the discovery of a new area of gold and silver mineralization. The Cerro Bayo zone, which is located approximately nine miles east of the Fachinal Mine's processing facilities, has significantly higher grade ore than any material previously mined. The
Company suspended operations at its Fachinal Mine in order to complete a detailed development plan for the new zone, which the Company believes has the potential to significantly improve the economics of the Fachinal Mine.

     During 2000, the Company repurchased a total of $31.7 million in face value of its outstanding Convertible Subordinated Debentures, for a purchase price of $14.1 million. As a result of these repurchases, the Company recorded an extraordinary gain of $16.1 million net of tender offer expenses and taxes.

     Of the $31.7 million descried above, approximately $7.0 million principal amount of its 6% Convertible Subordinated Debentures due 2002 were repurchased pursuant to a cash tender offer that closed in June 2000. The price paid by the Company for the repurchased debentures was approximately $5.0 million plus accrued and unpaid interest. The Company recorded an extraordinary gain of approximately $1.1 million, net of tender offer expenses, as a result of the repurchase.

     The balance of the repurchases of Convertible Subordinated Debentures, other than the above-described tender offer, were approximately $2.1 million principal amount of 6% Convertible Subordinated Debentures, approximately $.6 million principal amount of 6.375% Convertible Subordinated Debentures and approximately $22.0 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005. The price paid by the Company for these repurchases was approximately $9.1 million plus accrued and unpaid interest. As a result of those additional repurchases, the Company recorded an extraordinary gain of approximately $15.0 million.

     During 2000, the Company organized as a new, wholly-owned subsidiary, Mine Depot Inc., the mission of which is to develop and market internet-based e-business tools for mining companies and their suppliers of products and services designed to create time and cost savings and make existing processes more efficient.

     During 2000, the Company organized as a new, wholly-owned subsidiary, Earthworks Technology Inc., the mission of which is to provide environmental services for all phases of the mining operation life cycle. Services would include new project permitting and environmental impact statement development, environmental audits, and reclamation and closure planning and implementation.

Significant Developments in Early 2001

     On January 11, 2001, subsequent to the year ended December 31, 2000, the Company announced that it received notice from the New York Stock Exchange that the Company had fallen below the continued listing requirement that either its total market capitalization or its shareholders' equity amount to at least $50 million. On January 11, 2001, the Company submitted a plan to the New York Stock Exchange reflecting the Company's belief that by May 27, 2002 (within 18 months of receipt of the Exchange's notice), the Company can be in compliance with that listing requirement and qualify for continued listing on the New York Stock Exchange. The Company believes that the plan, when implemented, should result in an increase in the Company's shareholders' equity above the required $50 million minimum amount.

     Consistent with the Company's stated strategy to focus primarily on the development of its silver assets, Coeur initiated a program to sell its non-core gold holdings. Consequently, on February 7, 2001, the Company sold its 50% shareholding in Gasgoyne Gold Mines NL ("Gasgoyne") for A$28.1 million (US$15.6 million) in cash. Gasgoyne owns 50% of the Yilgarn Star Mine located in Western Australia and certain other exploration stage properties. The purchaser was Sons of Gwalia Ltd., an Australian corporation who owned the other 50% of Gasgoyne. As a result of the anticipated transaction, the Company recorded at December 31, 2000 a writedown of $12.2 million reflecting the excess carrying value of the Gasgoyne shares over the sales price.

     On February 26, 2001, the Company announced that it had formally engaged a financial advisor to assist with the sale of Coeur's gold interests in Chile. These interests consist of the Fachinal and Petorca mines, various exploration properties and other financial assets.

     On March 16, 2001, representatives of the United States and the Company reached an agreement in principle to settle the lawsuit filed by the Government in March 1996 in the U.S. District Court for the District of Idaho alleging response costs and damages to federal natural resources in the Coeur d'Alene River Basin as a result of alleged releases of hazardous substances from prior mining activities in the area. The terms of the proposed settlement, which are subject to final Justice Department and Court approval and are discussed below under Item 3 ("Legal Proceedings"), provide for payments by the Company to the Government of approximately $3.9 million plus a maximum of $3.0 million of future conditional net smelter royalty payments. As a result, the Company recorded an expense of approximately $4.2 million for settlement of this lawsuit, including legal fees and other costs, in 2000.

     On March 19, 2001, the Company issued a total of 1,787,500 shares of its Common Stock to two holders of a total of $5 million principal amount of the Company's outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for such Debentures. The Company's financial statements for the quarter ending March 31, 2001 will record an extraordinary gain of approximately $3.0 million representing the excess of the extinguished principal amount of the Debenture liability over the value of the shares issued by the Company in exchange, net of offering costs and taxes.

Business Strategy

     The Company's business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company via long-term, cash flow generating growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's larger primary silver producers; (ii) decrease cash costs and increase production at Coeur's existing silver mining operations; (iii) acquire operating mines, exploration and/or development properties with a view to reducing the Company's cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (iv) continue to explore for new silver discoveries primarily near its existing mine sites.

Sources of Revenue

     The Rochester Mine, Silver Valley, Fachinal Mine, and Petorca Mine which are operated by the Company, and the Company's interest in the Yilgarn Star Mine held by Gasgoyne, constituted the Company's principal sources of mining revenues in 2000. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past five years:


                                 Coeur Percentage
                                   Ownership at                Percentage of Total Revenues
Mine/Company                     December 31, 2000              in Years Ended December 31,
- ------------                     -----------------      ---------------------------------------------------------------------

                                                         1996           1997          1998           1999           2000
                                                         -----          ----          ----           ----           ----
Rochester Mine................       100%                59.3%          40.5%         56.2%          49.2%          51.3%
Petorca Mine(1)...............       100                  2.8           11.3           8.5            8.0            6.5%
Fachinal Mine(2)..............       100                   -             9.8          14.6            8.0            9.6%
Silver Valley(3)..............       100                  0.5            0.9           (.9)           4.6           17.0%
Gasgoyne(4)...................        50                  0.9            5.2          12.1            9.2            9.2%
Golden Cross Mine(5)..........        80                 26.0           23.7           0.2           19.4             -
Other.........................         -                 10.5            8.6           9.3            1.6            6.4%
                                                         ----           ----           ----          ----           -----
                                                         100%           100%           100%          100%            100%
                                                         ====           ====           ====          ====           =====

(1) Increased ownership to 100% from 51% in September 1996.

(2)  Commenced  commercial   production  on  January  1,  1997  for  financial
     reporting purposes. Operations suspended on December 1, 2000.

(3) The Company increased its ownership interest in Silver Valley from 50% to 100% on September 9, 1999. The Company's interest in Silver Valley accounted for approximately 3.0 % of total revenues for the approximate eight months subsequent to its start-up in May 1996. The Company changed its method of accounting for Silver Valley from the proportionate consolidation method to the equity method of accounting at the time of the acquisition. On September 9, 1999, the Company commenced accounting for Silver Valley on a fully consolidated basis.

(4) The Company's interest in Gasgoyne accounted for approximately 1.2% of total revenues for the approximate six months subsequent to its acquisition by the Company in May 1996. The reported percentages reflect the fact that Coeur's interest in Gasgoyne's revenue was 35% from May 1996 to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company's interest in Gasgoyne is reported in accordance with the equity method.

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


"Cash Costs" are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs, but exclude depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration, financing costs and accruals for mine reclamation.

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

"Noncash costs" are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

"Total production costs" are the sum of cash costs and noncash costs.

"Mineralized Material" is gold and silver bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under United States Securities and Exchange Commissions standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

"Ore Reserve" is the part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

"Probable Reserve" is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used long-term price estimates of $5.50 per ounce of silver and $300 per ounce of gold in estimating probable reserves at December 31, 2000.

"Proven Reserves" are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used long-term price estimates of $5.50 per ounce of silver and $300 per ounce of gold in estimating proven reserves at December 31, 2000.

"Run-of-mine   Ore"  is  mined  ore  which  has  not  been  subjected  to  any pretreatment, such as washing, sorting or crushing prior to processing.

"Silver" is a metallic element with minimum fineness of 995 parts per 1000 parts pure silver.

"Stripping Ratio" is the ratio of the number of tons of waste material to the number of tons of ore extracted at an open-pit mine.

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

North America

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

     Production at Rochester in 2000 was approximately 6.7 million ounces of silver and 75,900 ounces of gold, compared to 6.2 ounces of silver and approximately 70,400 ounces of gold in the prior year. Cash costs per equivalent ounce of silver decreased to $3.90 per ounce in 2000, compared to $3.97 per ounce in 1999. Despite mining lower grade ore during 2000, production increased and cash costs decreased due to the implementation of several operating improvements that included increasing the capacity of the conveyor system and the crushing circuit as well as increasing the solution flow on the leach pad by approximately 15%.

     The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 45,760 tons of ore and waste per day were mined from the open pit in 2000 compared to 45,100 tons per day in 1999. The average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices. However, the average strip ratio is anticipated to be less than 1:1.

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

     Based upon actual operating experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 90% for gold. The leach cycle at the Rochester Mine requires approximately seven years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years.

     The first phase of a comprehensive in-pit and near-pit ore definition and exploration program consisting of 114 reverse circulation drill holes totaling more than 40,000 feet was completed in mid-2000. A follow-up phase 2 drilling program of 46 holes totaling 22,000 feet was completed by the end of the year. The emphasis of the second phase of the drill program was on areas to the east and south outside of the ultimate pit boundary and a selected area to the southwest of the pit. As a result of the exploration and in-fill drilling program at and near Rochester during 2000, the Company was able to virtually replace all gold and silver reserves mined during 2000 and significantly increase mineralized material. In addition, the program also extended the limits of potentially economic mineralization well beyond the current pit boundary, especially to the east and south of the Rochester pit.


     Simultaneously   with  the  phase  2  exploration  program  at  and  near
Rochester, drilling also was carried out at the Nevada Packard satellite deposit, located approximately one and one half miles to the south of the main pit. At the Nevada Packard property, which was purchased by the Company in August 1999, a total of 73 drill holes were completed during 2000 comprising almost 24,000 feet. The exploration program increased the proven and probable reserves and identified two new zones of mineralization which will be investigated further during 2001. The Company expects to complete the permitting of Nevada Packard in 2001 and commence construction of a haul road connecting Nevada Packard to the Rochester processing facilities. This would allow production to commence in 2002.

     The Company's capital expenditures at the Rochester Mine totaled approximately $2.2 million in 2000, of which approximately $1.0 million was used to expand the stage II leach pad. The Company plans approximately $1.6 million of capital expenditures at the mine during 2001, most of which is for Nevada Packard development.

     Asarco, the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $19.01 per ounce up to maximum rate of 5%.


          Year-end Proven and Probable Ore Reserves - Rochester Mine
                           (includes Nevada Packard)

                                                      1999               2000
                                                      ----               ----
        Tons (000's)                                48,272             53,844
        Ounces of silver per ton                      1.09               0.93
        Contained ounces of silver (000's)          52,508             49,966
        Ounces of gold per ton                       0.008              0.008
        Contained ounces of gold                   381,000            410,000

                         Year-end Mineralized Material

                                                     1999                2000
                                                     ----                ----
        Tons (000's)                                46,393             65,897
        Ounces of silver per ton                      0.82               0.65
        Ounces of gold per ton                        0.01              0.005

                                Operating Data

                                                     1999                2000
                                                     ----                ----
        Production
            Tons ore mined (000's)                  9,569              11,276
            Tons crushed/leached (000's)            9,537              10,996
            Ore grade silver (oz./ton)               1.25                1.10
            Ore grade gold (oz./ton)                0.009               0.009
            Silver produced (oz.)               6,195,169           6,678,274
            Gold produced (oz.)                    70,396              75,886

        Cost per Ounce of Silver Equivalent(1)
            Cash costs                              $3.97               $3.90
            Noncash costs                            0.81                1.12
                                                -----------------------------
            Total production costs                  $4.78               $5.02


(1) Silver equivalent gold production is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to silver price. This total is then added to actual silver production for the year to determine total silver equivalent production for purposes of calculating cash and noncash costs per ounce.

Coeur Silver Valley ("Silver Valley")

     As previously noted, Coeur acquired 50% of Silver Valley from Asarco on September 9, 1999, thereby increasing its ownership interest to 100%. The benefits identified by Coeur when it consummated that acquisition included (i) an increase of 1.8 million ounces in Coeur's estimated annual silver production, (ii) the addition of 16.2 million ounces of silver to Coeur's proven and probable reserves and 6.0 million ounces to Coeur's silver resources, (iii) the potential to further increase reserves and resources through systematic exploration, (iv) the potential to increase production at the Galena Mine and reduce cash costs, and (v) the consolidation of Coeur's ownership position and control of Idaho's Silver Valley.

     Silver Valley owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d'Alene Mining District of Idaho. Effective January 1, 1995, Coeur, Callahan Mining Corporation ("Callahan"), a wholly-owned subsidiary of Coeur, and Asarco transferred their interests in the Coeur and Galena Mines and Caladay property to Silver Valley, an entity created for that sole purpose. As a result, Coeur and Asarco owned 50% of Silver Valley. During

1995, Silver Valley conducted a planned underground development program that increased ore reserves at the Galena Mine. As a result of this program and increased silver prices, a decision was made on February 8, 1996 by Silver Valley to reopen the mines.

     Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated after known reserves at the Coeur mine were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue.

     Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d'Alene Mining District with a view toward the development of new silver reserves and resources.

     Galena Mine

     The Galena Mine property is located immediately west of the City of Wallace in Shoshone County in northern Idaho. The property consists of 52 patented mining claims and 25 unpatented mining claims totalling approximately 1,100 acres.

     Coeur's production in 2000 was 4.0 million ounces of silver, an increase of 82% as compared to 2.2 million ounces in 1999. The Company's increased ownership in September 1999 accounts for the majority of the increase in production. However, the 4.0 million ounces of silver produced in 2000 was a new record for Coeur Silver Valley and resulted from improved ore grades from the more productive vein structures at depth and an increase in mill throughput. Consequently, total cash costs in 2000 declined by 10% to $4.59 per ounce of silver as compared to $5.09 per ounce in the preceding year. Furthermore, the rapid pace of underground development has provided greater access to the wider, higher-grade vein systems.

     The Galena Mine is an underground silver-copper mine and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations.

     The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in the United States and Canada. Silver recovery through the mill averaged 96% in 2000, consistent with 1999.

     Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond has capacity for approximately nine additional years at current production rates.

     The initial phase of an aggressive exploration program conducted during 2000 was successful. Diamond drilling intersected an 11-foot section of the

294 vein in the West Argentine area of the property that graded 23.9 ounces of silver per ton and 1.4% copper. This ore grade intercept was encountered 280 feet west of any previously known mineralization. In addition, the same hole intercepted a second mineralized zone contained within the Polaris fault of
20.6 feet grading 6.6 ounces of silver per ton and 1.1% copper including 5.9 feet at a grade of 10.4 ounces of silver per ton and 2.2% copper. This second zone likely represents a new discovery within the Polaris fault and is similar in many respects to the high-grade 72 vein that is currently one of the mine's most productive sources of silver ore. More significantly, the second intersection is over 2,000 feet west of the current development of the 72 vein and confirms Coeur's belief that many areas of the property outside of existing mining operations have excellent potential for the development of new reserves and resources.

     Total capital expenditures by Silver Valley at the Galena Mine in 2000 were $6.4 million of which $5.4 million was for mine development. Coeur made this significant investment in capital at the Galena mine as part of a long-term strategy to increase annual production to 5.0 million ounces.

     Silver Valley has planned for capital expenditures of approximately $2.9 million for the Galena Mine during 2001. Mine development will again account for the majority of this expenditure. Also included in 2001's capital plan are funds necessary to convert from conventional mining to mechanized mining methods on a limited basis. This change should result in increased production and decreased cash costs and is a significant step towards achieving Coeur's target 5.0 million ounces of silver per year.

          Year-end Proven and Probable Ore Reserves - Galena Mine (1)

                                                      1999                 2000
                                                      ----                 ----
        Tons (000's)                                 1,858                1,621
        Ounces of silver per ton                     18.51                19.13
        Contained ounces of silver (000's)          34,386               31,015

                       Year-end Mineralized Material (2)

                                                      1999                 2000
                                                      ----                 ----
        Tons (000's)                                 1,200                1,731
        Ounces of silver per ton                     10.31                11.11

                       Operating Data (Coeur's interest)

                                                      1999(3)           2000(3)
                                                      ----              ----
        Production
            Tons ore milled                        131,646           204,576
            Ore grade silver (oz./ton)               17.61             20.43
            Recovery (%)                                97                96
            Silver produced (oz.)                2,238,370         4,013,891

        Cost per Ounce of Silver
            Cash costs                               $5.09             $4.59
            Noncash costs                             0.93              0.68
                                                 ---------------------------
            Total production costs                   $6.02             $5.27

(1) The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.

(2)  Mineralized material includes both the Galena and Coeur mines.

(3) Operating data in 1999 reflects the Company's 50% interest in the Galena mine from January 1 to August 31 and 100% interest from September 1 to December 31, 1999. Operating data in 2000 reflects the Company's 100% interest.
     Coeur Mine

     The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d'Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.


     Operations at the Coeur Mine were suspended on April 3, 1991 due to then prevailing silver prices and placed on a care and maintenance basis to conserve ore reserves. Silver Valley resumed production activities at the Coeur Mine in June 1996 and terminated operations there on July 2, 1998 after known reserves were depleted.

     There was no mining activity at the Coeur Mine in 2000 and the property remained on care and maintenance. However, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings.

     Caladay Property

     The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic conditions which exist at the Galena may extend into the Caladay property below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by exhausting ventilation.

South America - Chile

     On February 26, 2001, the Company announced that it had formally engaged Macquarie North American as a financial advisor to assist with the sale of Coeur's gold holdings in Chile. These holdings consist of the Fachinal and Petorca mines, exploration properties and other financial assets.

Fachinal Mine

     In January 1990, the Company acquired through its wholly-owned subsidiary, CDE Chilean Mining Corporation, ownership of the Fachinal gold and silver property. The Company completed the construction of the Fachinal Mine in October 1995 when initial mining operations started. Commercial production for financial accounting purposes commenced on January 1, 1997.

     The Fachinal property covers about 90 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 10 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Fachinal property is known to include multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the Fachinal property as well as the necessary surface rights to permit mining.

     Mining at Fachinal occurs both on the surface and underground. Surface mining is by the open pit and slot cut methods while underground mining is done by the raise mining and shrinkage methods. During 2000, approximately 25% of Fachinal's ore was derived from underground mining and 32% from open pit areas and 43% from the slot-cut areas.

     Ore is processed on site by a mill which uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate is sold to third-party smelters, primarily in Japan. The mill has a design capacity of 1,650 tons per day. The Company estimates, based on operating experience, recovery rates of 87% for gold and 88% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

     Silver and Gold production at Fachinal during 2000 was approximately 0.9 million ounces of silver and 16,000 ounces of gold, compared to 1.1 million ounces of silver and 25,500 ounces of gold in 1999. Total cash costs in 2000 increased to $447 per gold equivalent ounce compared to $304 per gold equivalent ounce in 1999. The shortfall in production and the increase in cash costs were due to lower ore grades and a reduction in tons milled and due to severe winter conditions throughout most of southern Chile that restricted development and access to the most productive areas of the mine for several months.

     During the latter half of 2000, the Company aggressively continued its exploration program at Fachinal. These efforts resulted in the discovery of the new Cerro Bayo zone approximately nine miles east of the processing facilities. This zone includes a vein structure named Lucero that has a greater strike length, width and grade than anything previously encountered in the district. The Cerro Bayo zone, which consists of multiple veins and veinlettes is characterized by a surface expression of at least 8,200 feet along strike and is up to 3,300 feet in width. Today, the Lucero vein appears to be the primary ore chute within this zone and has been traced for more than 2,600 feet along strike and to approximately 250 feet at depth. The Lucero vein is open in all directions and contains sections that are characterized by high-grade gold and silver mineralization. During the fourth quarter of 2000, the Company suspended operations at Fachinal while it continued its evaluation of the new zone and formulates detailed development and mining plans.

     Based on extensive drilling, channel sampling, resource evaluation and engineering analysis completed during 2000 and January 2001, proven and probable reserves of 208,000 gold equivalent ounces have been delineated to date. In addition, mineralized material of 585,000 tons with average grades of
0.08 ounces of gold per ton and 5.0 ounces of silver per ton have been identified in the Cerro Bayo zone.

     During 1999, the Company exercised its option to purchase 100% of the Furioso property located approximately 50 miles southwest of the Fachinal mine. The high-grade Furioso ores will be processed at the Fachinal mill. Estimated cash costs at Furioso are $120 per gold equivalent ounce. During 2000, the Company completed its 11-mile portion of a new road to allow haulage of Furioso ore to Fachinal at a cost of $1.8 million. The government has committed to, and is currently working to complete, the balance of the access road. Production from Furioso is expected to start when the development plans for Cerro Bayo are completed and Coeur makes a decision to re-start operations.

     Total  capital  expenditures  at the  Fachinal  Mine in 2000,  were  $2.6 million, primarily for Furioso road development. The Company plans minimal capital expenditures at Fachinal in 2001.

     During the first two years of commercial production (i.e. 1997 and 1998), the Fachinal Mine experienced ore reserve complications and operations problems that resulted in significantly higher than expected cash costs. As a result, at December 31, 1998, the Company reviewed the carrying value of the Fachinal Mine and recorded an impairment write-down of $42.9 million, reflecting its expectation that it would not recover the full value of its remaining investment.

         Year-end Proven and Probable Ore Reserves (1) - Fachinal Mine

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                   510               787
        Ounces of silver per ton                      4.27              8.69
        Contained ounces of silver (000's)           2,181             6,838
        Ounces of gold per ton                        0.11              0.17
        Contained ounces of gold                    56,000           134,000

                       Year-end Mineralized Material (1)

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                 1,961             2,166
        Ounces of silver per ton                      5.18              4.80
        Ounces of gold per ton                        0.11               .09

                                Operating Data

                                                      1999              2000
                                                      ----              ----
        Production
            Tons ore milled                        444,691           327,646
            Ore grade gold (oz./ton)                 0.064             0.056
            Ore grade silver (oz./ton)                2.84              3.30
            Recovery gold (%)                           87                88
            Recovery silver (%)                         89                87
            Gold produced (oz.)                     25,480            16,077
            Silver produced (oz.)                1,099,342           939,882

        Cost per Ounce of Gold Equivalent(2)
            Cash costs                                $304              $447
            Noncash costs                               64               143
                                                 -----------------------------
            Total production costs                    $368              $590

(1) Proven and probable ore reserves and mineralized material includes the Furioso property.

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

     Petorca is primarily an underground gold mine which is serviced by adits at different levels and underground ramps. The mine uses trackless cut and fill sublevel caving with uncemented backfill and shrinkage mining methods. Ore is hauled to the mill in 20-ton trucks. During 2000, the Company began developing by surface mining methods the satellite San Lorenzo deposit. San

Lorenzo is primarily a copper deposit with lower grade gold. Ore from San Lorenzo is processed at the main Petorca milling facilities.

     The processing plant has two grinding circuits with a total capacity of 900 tons per day but has been operating on a reduced schedule due to ore availability. Approximately 35% of the total gold produced is recovered by gravity methods to produce a gold dore. The remaining gold and silver are recovered by traditional flotation methods which produce a high-grade concentrate which is sold to third-party smelters, primarily in Japan. The Company estimates, based on operating experience, average recovery rates of 91% for gold and 84% for silver.

     Electrical power is purchased from a local distributor that is connected to the main Chilean power grid. Process water is pumped from the Petorca river and in part recovered from a re-circulating system from the tailings impoundment area.

     Gold production at Petorca in 2000 was 26,891 ounces of gold and 57,854 ounces of silver compared to 29,382 ounces of gold and 63,952 ounces of silver in 1999. Total cash costs per equivalent ounce of gold in 2000 were $345 per ounce compared to $271 per ounce in 1999. The decrease in production in 2000 and corresponding increase in cash costs was primarily attributable to the mining of lower-grade ore, partially offset by increased mill throughput. Operations also were adversely affected by the severe winter weather conditions. In addition, an accident severely restricted access to high-grade areas of the mine during the first quarter of 2000. During the third quarter of 2000, mining commenced at the San Lorenzo copper-gold satellite deposit. Waste removal progressed for much of the fourth quarter of 2000 in preparation for ore extraction, which is scheduled to commence in 2001. Ore from San Lorenzo will supplement the primary underground ore supply and allow the mill to operate closer to its design capacity.

     Capital expenditures at Petorca in 2000 were $.7 million, primarily for mine development. Similar levels of capital spending are anticipated for 2001.

     Due to continued operating losses incurred at the mine and a significant decline in the price of gold, the Company recorded a $54.5 million impairment write-down in the first quarter of 1998.

     Coeur has an obligation to pay the prior owner of CDE El Bronce a 3% net smelter return royalty, payable quarterly, which commenced on January 1, 1997. From July 1998 to December 2000, the prior owner agreed to a 2.4% net smelter return royalty.

           Year-end Proven and Probable Ore Reserves - Petorca Mine

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                   377               406
        Ounces of silver per ton                      0.59              0.65
        Contained ounces of silver (000's)             222               264
        Ounces of gold per ton                        0.23              0.18
        Contained ounces of gold                    85,000            73,000

                         Year-end Mineralized Material

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                   933             1,845
        Ounces of silver per ton                      0.55              0.55
        Ounces of gold per ton                        0.29              0.25

                                Operating Data

                                                      1999              2000
                                                      ----              ----
        Production
            Tons ore milled                        191,929           235,665
            Ore grade gold (oz./ton)                 0.166             0.126
            Ore grade silver (oz./ton)                0.39              0.34
            Recovery gold (%)                           92                91
            Recovery silver (%)                         85                72
            Gold produced (oz.)                     29,382            26,891
            Silver produced (oz.)                   69,952            57,854

        Cost per Ounce of Gold (1)
            Cash costs                                $271              $345
            Noncash costs                               14                 9
                                                    --------------------------
            Total production costs                    $285              $354

(1) Certain mineralized veins remain geologically open both vertically and horizontally.

Australia

     Consistent with its strategy to focus primarily on the Company's silver assets, Coeur sold its shareholding in Gasgoyne on February 7, 2001 for A$28.1 million (US$15.6 million).

     As a consequence of the sale by Coeur of its shareholding in Gasgoyne, which was effective December 31, 2000, the Company recorded a write-down to mining properties of $12.2 million in the fourth quarter of 2000 to reflect the excess book value of the Gasgoyne shares above sale proceeds.

Gasgoyne Gold Mines NL ("Gasgoyne")- Yilgarn Star Mine

     In May 1996, Coeur acquired approximately 35% of the outstanding shares of capital stock of Gasgoyne, an Australian gold mining company, in exchange for a total of 1,419,832 shares of Coeur common stock and cash totaling approximately $15.4 million. In May 1997, Coeur acquired an additional 14% of the outstanding shares of Gasgoyne for $14.9 million, as a result of which Coeur's ownership interest in Gasgoyne increased to 50%. Coeur's interest in Gasgoyne was being accounted for using the equity method. The remaining 50% interest in Gasgoyne is held by Sons of Gwalia Ltd., an Australian corporation headquartered in Perth, Western Australia.

     Gasgoyne is engaged in the exploration, development and ownership of gold properties located in Western Australia. Gasgoyne's principal asset is its interest in the Yilgarn Star Mine in the Marvel Loch region, located approximately 220 miles east of Perth. The Yilgarn Star Mine is operated as a Joint Venture with Sons of Gwalia Ltd. Sons of Gwalia operates and has a 45% interest in the Yilgarn Star mine and Gasgoyne has a 50% interest; the remaining interest is held by a private party. As a result of its holding in Gasgoyne, the Company had a 25% indirect interest in the Yilgarn Star Mine.

     Coeur's 25% share of production from the Yilgarn Star Mine was 26,000 ounces of gold in 2000, compared to 26,400 ounces in 1999. Cash costs decreased from $287 per ounce in 1999 to $227 per ounce in 2000. The reduction in cash costs was achieved in spite of the scheduled mining of lower-grade ore. Operating improvements implemented in 1999 to the crushing circuit and change in the mining method, plus a weaker Australia dollar, contributed to the decline in cash costs in 2000.

     During the fourth quarter of 1999, the Company evaluated the recoverability of its investment in the Yilgarn Star mine. Using a $325 per ounce gold price and based on undiscounted future cash flows, in accordance with the standards set forth in SFAS 121, the Company determined that its investment in property, plant and equipment at the Yilgarn Star mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

     The following tables present Coeur's 25% interest in the reserves, mineralized material and operating results from the Yilgarn Star Mine:

         Year-end Proven and Probable Ore Reserves - Yilgarn Star Mine

                                                      1999
                                                      ----
        Tons (000's)                                   816
        Ounces of gold per ton                        0.17
        Contained ounces of gold                   138,000

                         Year-end Mineralized Material

                                                      1999
        Tons (000's)                                  ----
                                                     1,942
        Ounces of gold per ton                        0.12

                     Operating Data (Coeur's 25% interest)

                                                      1999              2000
                                                      ----              ----
        Production
            Tons ore milled                        226,181           215,170
            Ore grade gold (oz./ton)                 0.125             0.129
            Recovery (%)                                94              93.7
            Gold produced (oz.)                     26,398            26,046

        Cost per Ounce of Gold
            Cash costs                                $287              $227
            Noncash costs                              200               116
                                                   ----------------------------
            Total production costs                    $487              $343

(1) Coeur's interest in the Yilgarn Star mine's proven and probable ore reserves and mineralized material at December 31, 2000 was nil, reflecting the sale of Coeur's interest in Gasgoyne which was effective December 31, 2000.

Development Properties

Kensington Gold Project

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

      Year-end Proven and Probable Ore Reserves - Kensington Property

                                                      1999              2000(1)
                                                      ----              ----
        Tons (000's)                                13,893            10,946
        Ounces of gold per ton                       0.136              0.16
        Contained ounces of gold                 1,896,000         1,751,000

                         Year-end Mineralized Material

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                10,510            12,014
        Ounces of gold per ton                        0.13              0.12

(1) The proven and probable reserves estimate is derived from the original 1998 Bechtel feasibility study, adjusted for a revised mine plan and updated capital and operating cost estimates.

     Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims. The Company's rights to develop the Jualin property are subject to an agreement which must be renewed in May 2008.

     During 1999 and 2000, the Company's efforts at Kensington continued to be directed toward the permitting process and further project optimization studies. In December 1998, the Company announced the completion of the independent optimization study which contained a new mine plan that requires extensive permit modifications due to the significant change to the planned method of tailings disposal. Based on the results of the optimization study the Company estimated that the project's cash operating costs could be reduced to approximately $190 per ounce of gold and total capital costs to develop the mine should be reduced to approximately $192 million.

     While not yet fully complete, continued project optimization during 2000 has indicated that the capital cost to develop the property could be further reduced. Those optimization efforts included: 1) a proposed reduction in process throughput combined with a corresponding increase to the grade of ore to be mined, 2) a relocation of the plant site, 3) a change to the method and routing of personnel and supplies transportation, and 4) a possible alternative tailings management system. The Company will continue to examine these new alternatives given the potential capital cost savings.

     Total expenditures by the Company at the Kensington property were $3.1 million, of which $1.6 million was capitalized in 2000. Such expenditures were used to continue the permitting and optimization activities. The Company plans approximately $2.0 million in project expenditures during 2001, which are planned for technical support, engineering studies required to complete the modified permitting activities and site maintenance.

     During 1998, the Company recorded a $121.5 million write-down reflecting the use of a $350 per ounce gold price assumption, pursuant to SFAS 121. Impairment reviews were performed in 2000 and 1999 using long-term average gold price assumptions of $314 per ounce and $325 per ounce, respectively. No further write-downs were required as a result of these reviews.

     Coeur remains committed to completing the permitting process. However, no assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

The San Bartolome Project

     Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. ("Manquiri") from Asarco on September 9, 1999. Manquiri's principal asset is the mining rights in the San Bartolome project, a silver development property located near the city of Potosi, Bolivia, on the flanks of Cerro Rico which has been a world class silver producing district for many centuries, having produced in excess of 1.0 billion ounces of silver. The San Bartolome project consists of six distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques which can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico mountain.

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

     Of the six pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huachajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este) and Santa Rita. During 2000, the Company completed an intensive field program which culminated in the completion of a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. Coeur retained a third party geological consulting firm to incorporate the new data from the field program in an updated resource estimate. As a result, the San Bartolome resource increased 15%, to 41.1 million tons with an average grade of 2.98 ounces of silver per ton or 122 million ounces of contained silver. Approximately 93% of the new resource is classified as measured and indicated.

     To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the resource estimation, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporates a cyanide milling flow sheet with a wet pre-concentration screen circuit.

     The study concludes that a 7,000 to 7,500 ton per day mining operation could be constructed at an estimated capital cost of $60 to $70 million (inclusive of working capital, owner's costs and taxes and duties). The operation would be capable of producing, on average, 5.5 to 6.0 million ounces of silver per year at an estimated cash cost of $3.50 per ounce over a projected mine life in excess of eight years.

     The Company is continuing with an optimization program designed to further increase resources, enhance recoveries and examine equipment alternatives. When complete and depending on the price of silver, the Company will make a decision on proceeding to a full scale feasibility study.

     Coeur spent approximately $2.7 million progressing the San Bartolome project during 2000 and plans approximately $2.9 million of exploration and project development expenditures during 2001.

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

             Year-end Mineralized Material - San Bartolome Project

                                                      1999              2000
                                                      ----              ----
        Tons (000's)                                34,335            41,096
        Ounces of gold per ton                        3.05              2.97


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


                            Year Ended December 31,
 ------------------------------------------------------------------------------
              1997               1998             1999              2000
      ------------------ ------------------------------------------------------
            High     Low      High     Low      High     Low      High     Low
         ---------------------------------------------------------------------
Silver - $  6.21  $  4.21  $  7.31  $  4.72  $  5.77  $  4.91  $  5.53  $  4.60
Gold   - $366.55  $283.00  $313.15  $273.40  $325.50  $252.80  $312.70  $263.80

Marketing

     Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 2000. In order to ensure certain minimum cash flows and reduce the impact of any declines in gold prices, however, the Company has established the prices to be received in the future for a portion of its gold production by entering into a combination of forward sales agreements and put and call options. At December 31, 2000, approximately 15% of the Company's estimated annual production of gold over the next two years was committed under the Company's gold hedging program.

Exploration Activity

     Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile and Bolivia. Exploration and development expenses of approximately $8.5 million and $9.4 million were incurred by the Company in connection with exploration and development activities in 1999 and 2000, respectively.

     In keeping with the Company's overall efforts to focus its resources, Coeur conducted more than 70% of the 2000 exploration program on or near existing properties where infrastructure and production facilities are already in place. The Company will continue this exploration focus in 2001.

     In addition to its exploration program around existing mines, the Company also controls a number of early-stage prospects, the most promising of which is the Wonder silver property located in Nevada. The property package consists of 70 patented lode claims and a 123-acre townsite. Coeur acquired an option to explore and purchase the property in September of 2000.

     The Wonder mine, located on the property, was a historic silver and gold producer where 6.7 million ounces of silver and 72,000 ounces of gold were mined underground prior to the start of the Second World War.

     Coeur is evaluating the potential to discover and develop bulk tonnage deposits adjacent to the known steeply dipping high grade vein systems that have been identified on the property.

     During the fourth quarter of 2000, the Company conducted a limited reverse circulation drill program on the property, testing the most obvious targets. In addition, Coeur is still in the process of conducting a property-wide surface reconnaissance program, which will continue in 2001.

     Coeur's near mine exploration program in 2000 was devoted mainly to the discovery and development of new reserves and resources at existing operations, particularly at Fachinal, Rochester and Silver Valley. This program resulted in the major new discovery of the Cerro Bayo deposit at Fachinal.

     Considerable progress was also made at Silver Valley and Rochester. The program at Silver Valley significantly extended some of the most productive veins at depth and identified a number of promising exploration targets to be tested in 2001, especially in the West Argentine area of the mine.

     At Rochester, a major reverse circulation drilling program added new reserves and resources and also extended the limits of potentially economic mineralization well beyond the current pit boundary, especially to the east and south of the Rochester pit. In addition, mineralization was extended both laterally and at depth at the Nevada Packard satellite deposit. Two new mineralized zones, called the east and west zones, were also discovered during the year.

Provisions of the Transaction Agreement and Shareholder Agreement with Asarco

     As discussed above, Coeur consummated an acquisition of certain silver assets and properties from Asarco on September 9, 1999 in exchange for 7.125 million shares of Coeur Common Stock. Pursuant to the Transaction Agreement between Coeur and Asarco, dated May 13, 1999 and amended and restated as of June 22, 1999, and which was approved by the Company's stockholders at the Annual Meeting on September 8, 1999, Asarco must, during the five years following the acquisition, obtain the consent of Coeur to any sale of such shares, and Asarco may not sell any of such shares to anyone other than an affiliate of Asarco or in a widely distributed public offering. Pursuant to the Shareholder Agreement, dated as of September 9, 1999, between Coeur and Asarco (the "Shareholder Agreement"), Asarco has the right to nominate two directors for election to the Coeur Board of Directors. If Asarco voluntarily sells or transfers its shares of Coeur Common Stock to any person other than an affiliate and, as a result, its ownership is reduced to less than 10% of Coeur's Outstanding Common Stock, Asarco will have the right to nominate only one director, which right will continue so long as Asarco owns at least 1% of Coeur's outstanding Common Stock. Under the Shareholder Agreement, Asarco further agreed that without the consent of Coeur's Board of Directors, Asarco will not acquire Common Stock or other voting securities of Coeur, or any rights or options to buy any of such securities, if after any such acquisition, Asarco would own more than 20% of the total voting power of all outstanding voting equities securities of Coeur. Asarco has certain rights to request Coeur to register Asarco's shares of Coeur Common Stock under the Securities Act of 1933.

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

     Asarco was acquired by Grupo Mexico S.A. on November 17, 1999, subsequent to Coeur's entering into the Shareholder Agreement. At the Company's Annual Meeting of Shareholders on May 9, 2000, two persons designated by Grupo Mexico S.A. de C.V. were elected to serve as members of the Company's Board of Directors.

Government Regulation

     General

     During  2000,   the  Company  was  not  cited  for  any   violations   of
environmental or operating regulations and permits.

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

     The Company's activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although such regulations have never required the Company to close any mine and the Company is not presently subject to any material regulatory proceedings related to such matters, the costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company.

     For the years ended December 31, 2000, 1999 and 1998, the Company expended $7.8 million, $7.0 million and $8.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $7.4 million for that purpose in 2001. In addition, since the inception of the Kensington project through December 31, 2000, the Company expended approximately $18.8 million on environmental and permitting activities at the property and expects to spend approximately $.6 million there for that purpose in 2001. The expenditures at Kensington have been capitalized as part of its development cost. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

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

     Natural Resources Laws

     The Company is subject to federal and state laws designed to protect natural resources. In March 1996, the United States Government commenced a lawsuit against various defendants, including the Company, asserting claims under CERCLA and the CWA for alleged damages to federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. On March 16, 2001, the Company and representatives of the U.S. Government advised the United States District Court for the District of Idaho that the parties had reached an agreement in principle to settle the suit, as more fully discussed under Item 3 below.

     Proposed Mining Legislation

     Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the "Mining Act") to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

     Legislation is presently being considered in the U.S. Congress to change the Mining Act under which the Company holds mining claims on public lands. It is possible that the Mining Act will be amended or be replaced by more onerous legislation in the future. The legislation under consideration, as well as regulations under development by the Bureau of Land Management, contain new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting.

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

     Foreign Government Regulations

     The mining properties of the Company that are located in Chile are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Chile.

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

Employees

     The number of full-time employees at December 31, 2000 of Coeur d'Alene Mines Corporation and its subsidiaries was:

         United States Corporate Staff & Office                  37
         Coeur Silver Valley Mine 1                             227
         Coeur Rochester Mine                                   240
         Kensington Property                                      5
         Chilean Corporate Staff & Office                        13
         Chilean Exploration Staff                               22
         Petorca Mine 1                                         306
         Fachinal Mine 1                                          8
         Other                                                   1
                                                               ----
                  Total                                         859

     The number of full-time employees at December 31, 2000 in jointly-owned operations in which Coeur participates was:

         Yilgarn Star 1                                         184
         Golden Cross Mine                                       11
                                                              -----
                  Total                                         195

     1 Operations where a portion of the employees are represented by a labor union.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Effectiveness of the settlement and related dismissal of the lawsuit against the Company is subject to final Justice Department and Court approval. Pursuant to the terms of the proposed settlement, the Company will pay the U.S. Government a total of approximately $3.9 million, of which $3.3 million will be paid within 15 days after effectiveness of the settlement and the remaining $.6 million will be paid within 45 days after effectiveness of the settlement. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. When the settlement agreement becomes effective, the Court will issue a consent decree dismissing the action against the Company. The Company recorded $4.2 million of expenses in the fourth quarter of 2000 in connection with the expected settlement.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy and Harmon Refining Group, Inc., to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy and Harmon. The dore inventory has a cost basis of $1.7 million. On February 27, 2001, the Company commenced a lawsuit against Handy and Harmon and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Although the Company believes it has a basis for full recovery, it is premature to predict the outcome of the lawsuit.

Item 4.   Submission   of   Matters   to   a   Vote   of   Security   Holders.
          --------------------------------------------------------------------

     Not applicable.

Item 4A. Executive Officers of the Registrant.
         -------------------------------------

     The  following  table  sets  forth  certain  information   regarding  the
Company's current executive officers:

                                    Office with                        Apointed
Name                 Age            the Company                         Office
- ----                 ---          ---------------                      --------

Dennis E. Wheeler    58           Chairman of the Board                  1992
                                  President                              1980
                                  Chief Executive Officer                1986

Robert Martinez      54           Senior Vice President                  1998
                                  Chief Operating Officer

Geoffrey A. Burns    41           Senior Vice President
                                  Chief Financial Officer                1999

Gary W. Banbury      48           Vice President - Administration        1999
                                  and Human Resources

Steven L. Busby      41           Vice President - Engineering           2000

James K. Duff        56           Vice President                         1996
                                  Business Development

Dieter A. Krewedl    57           Vice President - Exploration           1998

Robert T. Richins    53           Vice President                         1989
                                  Environmental Services and
                                  Governmental Affairs

Jeffrey C. Smith     47           Vice President -                       2000
                                  North American Operations

Wayne L. Vincent     39           Controller                             1998
                                  Chief Accounting Officer               1999

James N. Meek        49           Treasurer                              1999

     Messrs. Wheeler, Martinez, Richins, Duff, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as Senior Vice President and Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President - Operations since April, 1997 and previously was Vice President - Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Vice President and Chief Financial Officer in March 1999, Mr. Burns was Chief Financial Officer and Controller for Prime Resources Group, Inc and Homestake Canada Inc., respectively, from June 1992. He became a Senior Vice President of the Company in June 2000. Prior to his appointment as Vice President - Administration and Human Resources, Mr. Banbury held the position of Vice President - Human Resources from 1998 to 2000, prior thereto as Manager of Human Resources with the Company. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his appointment as Vice
President-Exploration on October 8, 1998, Mr. Krewedl was Vice President of Exploration for Echo Bay Mines, LTD. Mr. Smith became Vice President and General Manager of the Company's Rochester Mine in 1998 and was appointed Vice President - North American Operations in July 2000. Prior to joining the Company in 1998, Mr. Smith had spent 11 years with Echo Bay Mines Ltd., the last four years of which he was General Manager of the McCoy/Cove Mine in Nevada. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the prior eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting. Prior to his appointment as Vice President - Engineering on January 1, 2000, Mr. Busby held the position of Director - Technical Services.

                                    Part II

Item 5.  Market for  Registrant's  Common  Stock and Related  Security  Holder
         Matters.
         ---------------------------------------------------------------------

     The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                           High                  Low
                                         --------             ---------

    1999:       First Quarter            $ 6.0000             $ 3.8750
                Second Quarter             5.0000               3.7500
                Third Quarter              5.0625               4.0000
                Fourth Quarter             5.2500               3.1250

    2000:       First Quarter             $4.1250             $ 2.8750
                Second Quarter             3.8750               2.3125
                Third Quarter              2.3750               1.3125
                Fourth Quarter             1.6875               0.8125

     The Company paid per share cash distributions or dividends on its Common Stock of $.15 on April 19, 1996. In March 1997, the Company announced the Board's decision not to pay a dividend on its Common Stock in April 1997. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

     At March 16, 2001, there were 6,185 record holders of the Company's outstanding Common Stock.

                                     PART II

Item 6.  Selected Financial Data

     The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.


                                                                          Years ended December 31,
                                             ---------------------------------------------------------------------------------
Income Statement Data:                       1996           1997             1998             1999            2000
                                             ----           ----             ----             ----            ----
(In thousands except per share data)
Revenues:
  Sales of metal                             $90,724        $131,161         $102,505         $86,318         $ 93,174
  Other income(1)                             13,348          20,739            9,469          22,628            8,032
                                             -------         -------          -------         -------         --------
     Total revenues                          104,072         151,900          111,974         108,946          101,206

Costs and expenses:
  Production costs                            72,368         103,254           70,163          66,896           86,661
  Depreciation and depletion                  10,166          31,883           28,555          19,620           20,785
  Administrative and general                  11,565          12,910           12,249           9,281            9,714
  Mining exploration                           7,676           7,925            9,241           8,518            9,412
  Interest expense                             3,635          10,253           13,662          16,408           16,999
   Write-down of mining properties
     and other(2)                             54,416               -          223,597          20,204           21,236
                                             -------        --------          -------         -------         --------
     Total expenses                          159,826         166,225          357,467         140,927          164,807

Net loss from operations before
  Income taxes                               (55,754)        (14,325)        (245,493)        (31,981)         (63,601)
(Provision) benefit for
  income taxes                                 1,184            242              (919)           (332)            (348)
                                             --------        --------         ----------       ---------      -----------
Loss before extraordinary item               (54,570)        (14,083)         (246,412)       (32,313)         (63,949)
Extraordinary item - early
  retirement of debt (net of
  tax of zero)(3)                                  -               -            12,158          3,990           16,136
                                             ---------       ---------       -----------     ---------        -----------
Net loss                                     $ (54,570)      $ (14,083)      $(234,254)      $(28,323)         (47,813)
                                             ==========      ==========      ==========      =========        ===========
Net loss attributable
  to Common Shareholders                     $ (62,967)      $ (24,615)      $(244,786)      $ (38,855)       $ (49,993)
                                             ==========      ==========      ==========      ==========       ==========

Basic and Diluted Earnings Per
Share Data:
Net loss before
  extraordinary item                         $   (2.93)      $   (1.12)      $  (11.73)      $   (1.77)       $   (1.87)
Extraordinary item - early
  retirement of debt(net of tax)                     -               -             .55             .16              .46
                                             ----------      ----------      ----------      ----------       ----------
Net loss attributable
   to common shareholders                    $   (2.93)      $   (1.12)      $  (11.18)      $   (1.61)       $   (1.41)
                                             ==========      ==========      ==========      ==========       ==========
Cash dividends paid per
  common share                               $     .15       $       -       $       -       $       -        $       -
                                             ==========      ==========      ==========      ==========       ==========
Weighted average shares of
  common stock                                  21,465          21,890          21,899          24,185           35,439
                                             ==========      ==========      ==========      ==========       ==========

                                     -37-

                                                                          December 31,
      ----------------------------------------------------------------------------------------------------------------
Balance Sheet Data:                          1996           1997             1998             1999            2000
                                             ----           ----             ----             ----            ----
   (In thousands)
   Total assets                              $580,330       $658,702         $365,980          $354,047       $271,377
   Working capital                           $179,626       $221,610         $153,837          $157,885       $ 92,982
   Long-term liabilities                     $202,566       $298,152         $258,340          $264,709       $228,659
   Shareholders' equity                      $346,198       $322,089         $ 77,067          $ 68,165       $ 17,440


(1) Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company's gold call positions sold of $4.1 million, and
(ii) loss on investment in Pan American Silver Corp. stock of 2.3 million.

Included in other income for 1999 are: (i) a gain of $21.1 million in settlement of a lawsuit, and (ii) a loss recorded on mark to market of the Company's gold call positions sold of $4.3 million.

Included in other income for 1997 are: (i) the receipt of $8.0 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine, and (ii) a gain of $5.3 million arising from the sale of gold purchased in the open market which was delivered pursuant to fixed price forward contracts in the first quarter of 1997.

(2) As a consequence of the February 7, 2001 sale of the Company's shareholding in Gasgoyne Gold Mines NL, which had an effective date of December 31, 2000, the Company recorded a write-down of $12.2 million to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price.

On March 16, 2001, representatives of the United States and the Company reached an agreement in principle to settle the lawsuit filed by the Government in March 1996 in the U.S. District Court for the District of Idaho alleging response cost damages to federal natural resources in the Coeur d'Alene River Basin as a result of alleged releases of hazardous substances from prior mining activities in the area. The terms of the proposed settlement, which are subject to final Justice Department and Court approval and are discussed above under Item 3 ("Legal Proceedings"), provide for payments by the Company to the Government of approximately $3.9 million plus a maximum of $3.0 million of future conditional net smelter royalty payments. As a result, the Company recorded an expense of approximately $4.2 million for settlement of this lawsuit, including $3.9 million in payments and estimated legal fees and other costs.

During the fourth quarter of 1999, the Company evaluated the recoverability of its investment in Yilgarn Star Mine. Using a $325 per ounce gold price and based on undiscounted future cash flows, in accordance with the standards set fourth in SFAS 121, the Company determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million, and was recorded in the fourth quarter of 1999.

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

During the fourth quarter of 1998, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a $350 per ounce gold price and based on estimated undiscounted future cash flows, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively, at December 31, 1998 and was recorded in the fourth quarter.

In December 1998, the Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual and recognized an additional expense of $4.3 million.

During the second quarter of 1996, the Company determined that certain adjustments were required to properly reflect the estimated net realizable value of the Golden Cross mine. The Golden Cross Mine and the nearby Waihi East property were written down by approximately $53 million due to increased expenditure requirements related to remediation of ground movement which impacted the tailings impoundment area and the ultimate viability of the mine. The write-down included amounts necessary to increase the Company's recorded remediation and reclamation liability at Golden Cross to approximately $7.0 million as of December 31, 1996. In addition, the Faride property in Chile was written down by $1.2 million due to management's decision not to exercise its final option payment on the project.

(3) During July, September and December 1999, the Company repurchased approximately $10.2 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 for a total purchase price of approximately $6.2 million, excluding purchased interest of $.2 million. Associated with this transaction, the Company eliminated $.1 million of capitalized bond issuance cost. As a result, the Company has recorded an extraordinary gain of approximately $4 million, net of taxes of zero, during 1999 on the reduction of its indebtedness.

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

In June, 2000, the Company repurchased approximately $7.0 million principal amount of its 6% Convertible Subordinated Debentures due 2002 pursuant to a cash tender offer that commenced on May 9, 2000 and expired as scheduled on June 8, 2000. The price paid by the Company for the repurchased debentures was approximately $5.0 million plus accrued and unpaid interest of $3,500. During the quarter ended June 30, 2000, the Company recorded an extraordinary gain of approximately $1.1 million, net of tender offer expenses, as a result of the repurchase.

During the fourth quarter of 2000, the Company repurchased approximately $2.1 million principal amount of its 6% Convertible Subordinated Debentures and approximately $22.0 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005. The price paid by the Company for those repurchased debentures was approximately $8.9 million. As a result of those additional repurchases, the Company recorded an extraordinary gain of approximately $15.0 million.

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

1)   Rochester mine, a heap leach silver and gold mine in Nevada

2) Galena mine, an underground silver mine in the Coeur d'Alene district of Idaho

3)   Petorca mine, an underground gold mine in Chile; and

4)   Fachinal mine, an open pit and underground gold and silver mine in Chile

     Prior to the sale in February 2001, the Company previously owned 50% of Gasgoyne Gold Mines NL, an Australian gold mining company ("Gasgoyne"), which owns 50% of the Yilgarn Star mine in Western Australia and various other exploration properties. On February 7, 2001, the Company sold this interest to Sons of Gwalia for A$28.1 million (US$15.6 million).

     On April 28, 1998, the Company discontinued mining operations at the Golden Cross mine in New Zealand, in which the Company had an 80% operating interest.

Total Production and Reserves

     The Company's total production in 2000 was 11.7 million ounces of silver and 145,000 ounces of gold, compared to 9.6 million ounces of silver and 152,000 ounces of gold in 1999. Coeur estimates that production in 2001 will be approximately 11.5 million ounces of silver and 82,000 ounces of gold. Total estimated proven and probable reserves at December 31, 2000 were approximately 88.1 million ounces of silver and 2.4 million ounces of gold, compared to silver and gold reserves at December 31, 1999 of approximately
89.3 million ounces and 2.6 million ounces, respectively.

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

     As of December 31, 2000, due to the continuing low gold price, the Company reviewed the carrying value of all its properties using long-term prices starting at $275 and increasing to $300 per ounce for gold and $4.90 increasing to $5.50 per ounce for silver. As a result of this review, the Company determined that the undiscounted estimated future cash flows were sufficient to fully recover the carrying value of its investments. During the year ended December 31, 1999, based on an assumed gold price of $325 per ounce and a silver price of $5.50 per ounce, the Company recorded a SFAS 121 write-down of $16.2 million to its investment in Gasgoyne.

                             Results of Operations

Year Ended  December  31,  2000  Compared  to Year  Ended  December  31,  1999
 -----------------------------------------------------------------------------

     Sales of Metal

     Sales of concentrates and dore increased by $6.9 million, or 7.9%, for the year ended December 31, 2000 as compared to the same period of 1999, primarily attributable to higher silver production levels at the Rochester and Silver Valley mines, offset in part by decreases in the realized silver price and the amount of gold produced. During 2000, the Company produced a total of
11.7 million ounces of silver and 145,000 ounces of gold compared to 9.6 million ounces of silver and 152,000 ounces of gold in 1999.

     Spot silver and gold prices averaged $5.00 and $279 per ounce, respectively, in 2000 compared to $5.25 and $279 per ounce, respectively, in 1999. During 2000, the Company realized average silver and gold prices of $4.94 and $307 per ounce, respectively, compared with realized prices of $5.23 and $319, respectively, in 1999.

     Other Income

     Interest and other income decreased by $14.6 million, or 65%, in 2000 compared to 1999. The decrease was primarily due to a $21.1 million net gain from the favorable settlement in the third quarter of 1999 of a lawsuit with Cyprus Minerals Company relating to the Golden Cross mine, reduced by a loss of $4.3 million arising from the non-cash mark to market adjustment on gold call options sold by the Company.

Expenses and Write-downs

                                    1999                       2000
                                    ----                       ----

Production Costs                    66.9                       86.7
Depreciation/Depletion              19.6                       20.8
Administrative and General           9.3                        9.7
Exploration                          8.5                        9.4
Interest Expenses                   16.4                       17.0
Write-down and Other                20.2                       21.2

                                  ($ millions)

     For the year ended December 31, 2000, total expenses increased by $23.9 million. The increase is primarily attributable to the increased production costs as a result of the increase in ownership of the Galena mine in increased production costs at the Fachinal and Petorca mines.

     Production costs increased by $19.8 million in 2000. The increase was primarily due to increased ownership of the Galena mine from 50% to 100% in September 1999 and increased cash costs per ounce at the Fachinal and Petorca mines. Depreciation and depletion expense increased $1.2 million in 2000 compared to 1999, primarily due to higher production at the Rochester and Galena mines. Administration and general expenses increased $.4 million in 2000, 5% above 1999. Exploration expense for 2000 increased by $.9 million, or 10%, compared to 1999.

     Cash costs per ounce of silver equivalent at the Rochester mine decreased to $3.90 in 2000 compared to $3.97 per ounce in 1999. The decrease was due to operating improvements that included increasing the capacity of the conveyor system and the crushing circuit as well as increasing solution flow on the leach pad by approximately 15%. Cash costs at Silver Valley were $4.59 per silver ounce in 2000 compared to $5.09 in 1999. The decrease was primarily a result of improved ore grades from more productive vein structures at depth and an increase in mill throughput. Cash costs at the Petorca mine in 2000 averaged $345 per ounce of gold versus $271 in 1999. The increase was the result of the mining of lower grade ore, partially offset by increases in tons mined and in mill throughput. Cash costs at Fachinal were $447 per ounce for the year ended December 31, 2000 compared to $304 per ounce in the previous year. The increase was primarily due to a shortfall in production partially due to lower ore grades and a reduction in tons milled, but mainly due to continuation of severe winter weather conditions that affected most of southern Chile. The cash costs at the Yilgarn Star mine for the year ended December 31, 2000 were $227 per gold ounce compared to $287 per gold ounce for 1999. The reduction in cash costs was achieved in spite of the scheduled mining of lower grade ore, by implementing operating improvements to the crushing circuit, and a weaker Australian dollar.

     Write-downs of mining properties and other expenses amounted to $21.2 million in 2000, primarily as a result of (i) a write-down of $12.2 million reflecting the excess book value of the Company's shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001, and (ii) recognition of $4.2 million in connection with the expected settlement of the federal natural resources lawsuit, of which $3.9 million represents payments expected to be made by the Company to the U.S. Government and the balance consists of estimated land transfer expenses and legal fees. Write-downs of mining properties and other expenses in 1999 amounted to $20.2 million primarily as a result of the $16.2 million SFAS 121 impairment write-down of the Yilgarn Star mine.

Net Loss

     The Company's loss before income taxes and extraordinary items was $63.6 million in 2000 compared to a loss before income taxes and extraordinary items of $32.0 million in 1999. The Company reported an income tax provision of $.3 million for 2000 and 1999. In 2000, the Company recorded an extraordinary gain on the early retirement of debt (net of taxes) of $16.1 million and paid $2.2 million in preferred stock dividends. As a result, the Company reported a net loss attributable to common shareholders of $50.0 million, or $1.41 per share in 2000, compared to $38.9 million, or $1.61 per share in 1999. The reduced per share amount of the net loss attributable to common shareholders in 2000, notwithstanding the increased total dollar amount of such net loss, was due to the increase in the weighted average number of shares of common stock outstanding during 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
 --------------------------------------------------------------------

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

Expenses and Write-downs

                                    1999                       1998
                                    ----                       ----

Production Costs                    66.9                       70.2
Depreciation/Depletion              19.6                       28.6
Administrative and General           9.3                       12.2
Exploration                          8.5                        9.2
Interest Expenses                   16.4                       13.7
Write-down and Other                20.2                      223.6

                                  ($ millions)

     For the year ended December 31, 1999, total expenses decreased by $216.5 million. The decrease is primarily attributable to the combined $218.9 million write-downs of the Petorca and Fachinal mines and the Kensington property and an adjustment of $4.2 million to the closure accrual at Golden Cross in the fourth quarter of 1998 compared to the $16.2 million write-down of the Company's investment in Gasgoyne in 1999.

     Production costs decreased by $3.3 million in 1999. The decrease was primarily due to lower production levels in 1999. Depreciation and depletion decreased $9.0 million in 1999 compared to 1998, primarily due to lower production and the reduction in carrying value at the Fachinal mine in 1998. Administration and general expenses decreased $3.0 million in 1999, or 24% below 1998. The decrease was due to the implementation of a comprehensive cost reduction program. Exploration expense for 1999 decreased by $.7 million, or 8%, under 1998.

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

Net Loss

     The Company's loss before income taxes and extraordinary items was $32.0 million in 1999 compared to a loss of $245.5 million in 1998. The Company reported an income tax provision of $.3 million for 1999, compared to $.9 million in 1998. In 1999, the Company recorded an extraordinary gain on early retirement of debt (net of taxes) of $4.0, the Company reported a net loss attributable to common shareholders of $38.9 million, or $1.61 per share, in 1999, compared to $244.8 million, or $11.18 per share in 1998.

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 2000 was approximately $93.0 million compared to $157.9 million at December 31, 1999. The ratio of current assets to current liabilities was 4.7 to one at December 31, 2000 compared to 8.5 to one at December 31, 1999.

     Net cash used in operating activities in 2000 was $23.8 million compared with $2.9 million provided by operating activities in 1999. The most significant non-cash items partially offsetting the net loss from continuing operations in 2000 were $26.7 million of depreciation, depletion and amortization expense, and non-cash write-downs of $14.5 million.

     A total of $10.0 million was used in investing activities in 2000 compared to $26.1 million used in 1999. The most significant investing activities in 2000 were: (i)$15.2 million in proceeds from the sale of short-term investments, offset by $12.7 million used to purchase short-term investments, (ii) $1.8 million spent on developmental properties, and (iii) $9.6 million spent on operational mining properties.

     The  Company's  financing  activities  used  $17.9  million  during  2000 compared to $17.2 million used in 1999. The most significant financing activities in 2000 were the $14.9 million used to repurchase long-term debt and $2.6 million in dividends paid to preferred shareholders. As a result, the Company's net cash decreased in 2000 by $51.7 million compared with a net cash decrease of $40.4 million in 1999.

     The Company's capital budget for the year 2001 is estimated at $8.7 million. Expenditures for remediation and reclamation for the year 2001 are estimated to be $1.7 million. The Company has budgeted $7.6 million for exploration and pre-feasibility development in 2001, primarily to add reserves at its operating properties and to continue to evaluate the San Bartolome project in Bolivia. The Company expects that all of these cash requirements will be fulfilled by cash flow from continuing operations augmented by its cash on hand.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Effectiveness of the settlement and related dismissal of the lawsuit against the Company is subject to final Justice Department and Court approval. Pursuant to the terms of the proposed settlement, the Company will pay the U.S. Government a total of approximately $3.9 million, of which $3.3 million will be paid within 15 days after effectiveness of the settlement and the remaining $.6 million will be paid within 45 days after effectiveness of the settlement. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. When the settlement agreement becomes effective, the Court will issue a consent decree dismissing the action against the Company. The Company recorded $4.2 million of expenses in the fourth quarter of 2000 in connection with the expected settlement.

Proposed Legislation

     Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the "Mining Act") to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

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

Environmental Compliance Expenditures

     For the years ended December 31, 2000, 1999 and 1998, the Company expended $7.8 million, $7.0 million and $8.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester, Golden Cross, Petorca and Fachinal mines include monitoring, bonding, earth moving, water treatment and revegetation activities. In addition, since the inception of the Kensington project through December 31, 2000, the Company had expended a total of $18.8 million on environmental and permitting activities at the property.

     The Company estimates that environmental compliance expenditures at its Kensington developmental property during 2001 will be $.6 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Capitalized Development Expenditures

     During 2000, the Company expended $1.6 million for engineering, optimization studies and permitting costs at the Kensington property, $2.2 million at the Rochester mine, $2.6 million for continuing mine development at the Fachinal mine, $.7 million at the Petorca mine and $6.4 million at the Galena mine. During 2001, the Company plans to expend $2.0 million at Kensington, $1.6 million for developmental activities at the Rochester mine, $2.9 million at the Galena mine. If the Company were to decide to construct a mining facility at Kensington, the Company currently estimates the cost at approximately $181 million over an eighteen-month period for construction and development.

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


Issuance of Common Stock in Exchange for Outstanding Debentures in March 2001

     On March 19, 2001, the Company issued a total of 1,787,500 shares of Common Stock to two holders of a total of $5 million principal amount of the Company's outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for such Debentures. The Company's financial statements for the quarter ending March 31, 2001, will record an extraordinary gain of approximately $3.0 million representing the excess of the extinguished principal amount of that Debenture liability over the value of the shares issued by the Company in exchange, net of offering costs and taxes. The Company paid approximately $140,000 of accrued interest on the Debentures in connection with the exchange transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

     The Company operates and therefore incurs expenses in Bolivia and Chile. This exposes the Company to risks associated with fluctuations in the exchange rate, relative to the U.S. dollar, of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currency at a predetermined price. Gains and losses on foreign exchange contracts that are related to firm commitments are designated as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income, currently. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long-term debt at December 31, 2000 is fixed rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note M - Financial Instruments, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at December 31, 2000.

     Long-term debt obligations and related interest rates are presented in detail in Note I to the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The consolidated financial statements required hereunder and contained herein are listed under Item 14(a) below.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure
        ----------------------------------------------------------------------

     Not applicable

                                   Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth above under Item 4A of this Form 10-K.

Item 11. Executive Compensation
         ----------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and  Management
         ---------------------------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)  The following financial statements are filed herewith:

     (1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheets - December 31, 1999 and 2000.

          Consolidated Statements of Operations - Years Ended December 31, 1998, 1999 and 2000.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1999 and 2000.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.

          Notes to Consolidated Financial Statements.


(b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

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

     3(d)           -         Restated   and   Amended   Articles   of
                              Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999.
                              (Incorporated  herein  by  reference  to
                              Exhibit  3 to  the  Company's  Quarterly
                              Report on Form 10-Q for the quarter ended September 30, 1999.)

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

    10(bb)          -         Loan Agreement, dated as of December 23,
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

    10(cc)          -         Purchase Agreement,  dated as of October
                              7, 1997, between the Registrant and Lazard Freres & Co. LLC. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form
                              8-K filed on October 16, 1997.)

    10(dd)          -         Registration Rights Agreement,  dated as
                              of  October   15,   1997,   between  the
                              Registrant  and Lazard Freres & Co. LLC.
                              (Incorporated  herein  by  reference  to
                              Exhibit   10(b)   to  the   Registrant's
                              Current  Report  on Form  8-K  filed  on
                              October 16, 1997.)

    10(ee)          -         Mining  Lease,  effective  as of June 1,
                              1997,  between  Silver Valley  Resources
                              and  American   Silver  Mining  Company.
                              (Incorporated  herein  by  reference  to
                              Exhibit   10(a)   to  the   Registrant's
                              Registration Statement on Form S-3 (File
                              No. 333-40513).)

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

    10(mm)          -         Amended   and    Restated    Transaction
                              Agreement   by   and   between    Asarco
                              Incorporated  and  Coeur  d'Alene  Mines
                              Corporation,  dated  May  13,  1999  and
                              amended  and  restated  as of  June  22,
                              1999.  (Incorporated herein by reference
                              to Exhibit A to the  Registrant's  Proxy
                              Statement,  dated July 28, 1999, used in
                              connection with the Registrant's  Annual
                              Meeting   of   Shareholders    held   on
                              September 8, 1999.)

    10(nn)          -         Shareholder   Agreement   (dated  as  of
                              September 9, 1999) by and between Asarco
                              Incorporated  and  Coeur  d'Alene  Mines
                              Corporation.   (Incorporated  herein  by
                              reference    to   Exhibit   B   to   the
                              Registrant's Proxy Statement, dated July
                              28, 1999,  used in  connection  with the
                              Registrant's     Annual    Meeting    of
                              Shareholders held on September 8, 1999.)


    21              -         List of  subsidiaries of the Registrant.
                              (Filed herewith)

    23(a)           -         Consent  of Arthur  Andersen  LLP (Filed
                              herewith)

    23(b)           -         Consent  of  Ernst  & Young  LLP  (Filed
                              herewith)

(d)     Independent auditors' reports are included herein as follows:

        Coeur d'Alene Mines Corporation

        Report of Arthur Andersen LLP at December 31, 2000 and for the two years in the period ended December 31, 2000.

        Report of Ernst & Young LLP for the year ended December 31, 1998.

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

                                               Coeur d'Alene Mines Corporation
                                                         (Registrant)


Date: March 29, 2001                              By: /s/DENNIS E. WHEELER
                                                      --------------------
                                                      Dennis E. Wheeler
                                                      (Chairman, President and
                                                      Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature
     -----------

 /s/DENNIS E. WHEELER          Chairman, President,             March 29, 2001
 --------------------          Chief Executive Officer
 Dennis E. Wheeler             and Director


 /s/GEOFFREY A. BURNS          Vice President                  March 29, 2001
 -------------------           Chief Financial Officer
 Geoffrey A. Burns


 /s/CECIL D. ANDRUS            Director                         March 26, 2001
 ------------------
 Cecil D. Andrus


 /s/JOSEPH C. BENNETT          Director                         March 26, 2001
 --------------------
 Joseph C. Bennett


                               Director
 --------------------
 James J. Curran


 /s/JAMES A. MCCLURE           Director                         March 26, 2001
 -------------------
 James A. McClure

 /s/ROBERT E. MELLOR           Director                         March 26, 2001
 -------------------
 Robert E. Mellor

 /s/JOHN H. ROBINSON           Director                         March 29, 2001
 --------------------
 John H. Robinson


 /s/TIMOTHY R. WINTERER        Director                         March 27, 2001
 ----------------------
 Timothy R. Winterer

                               Director
 ----------------------
 Daniel Tellechea Salido


                               Director
 -------------------------
 Xavier Garcia de Quevesto
    Topete

                      ANNUAL REPORT ON FORM 10-K

                  Item 8, Item 14(a), and Item 14(d)

                   CONSOLIDATED FINANCIAL STATEMENTS

                     YEAR ENDED DECEMBER 31, 2000

                    COEUR D'ALENE MINES CORPORATION

                         COEUR D'ALENE, IDAHO

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Shareholders and Board of Directors of Coeur d'Alene Mines Corporation:

     We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation (an Idaho corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                           Arthur Andersen LLP

Denver, Colorado,
     February 16, 2001,
     (except with respect to the matter discussed in Note O, as to which the date is March 16, 2001).

                REPORT OF ERNST AND YOUNG INDEPENDENT AUDITORS


Shareholders and Board of Directors
Coeur d'Alene Mines Corporation

     We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows for the period ended December 31, 1998, of Coeur d'Alene Mines Corporation and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Coeur d'Alene Mines Corporation and subsidiaries at December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                              Ernst & Young LLP



Seattle, Washington,
April 14, 1999


                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                              December 31,
                                                       2000            1999
                                                     ---------       --------
        ASSETS                                            (In Thousands)

        CURRENT ASSETS
         Cash and cash equivalents                    $ 35,227        $ 86,935
         Short-term investments, including
           restricted collateral of $10.4 million
           and $5.8 million, respectively               18,344          22,978
         Receivables, net                                9,710          15,376
         Inventories                                    54,979          53,769
                                                      --------        --------
                                                       118,260         179,058

        PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment                  97,996          96,592
         Less accumulated depreciation                 (61,256)        (54,265)
                                                      ---------       ---------
                                                        36,740          42,327

        MINING PROPERTIES
         Operational mining properties                 113,409         106,455
         Less accumulated depletion                    (71,225)        (62,431)
                                                      ---------       ---------
                                                        42,184          44,024
         Developmental properties                       51,800          50,781
                                                      --------        --------
                                                        93,984          94,805

        OTHER ASSETS
         Investment in unconsolidated affiliate         15,264          29,008
         Notes receivable                                  263             345
         Debt issuance costs, net of accumulated
           amortization                                  3,621           5,378
         Other                                           3,245           3,126
                                                      --------        --------
                                                        22,393          37,857
                                                      --------        --------
             Total assets                             $271,377        $354,047
                                                      ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES



                                                                             December 31,
                                                                      2000                 1999
                                                                    --------             --------
                                                                   (In thousands, except share data)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        CURRENT LIABILITIES
         Accounts payable                                            $  4,073              $  4,693
         Accrued liabilities                                            9,799                 5,046
         Accrued interest payable                                       4,474                 5,064
         Accrued salaries and wages                                     5,723                 5,005
         Current portion of remediation costs                           1,209                 1,365
                                                                     ---------             ---------
                                                                       25,278                21,173

        LONG-TERM LIABILITIES
         6% convertible subordinated debentures
          due 2002                                                     26,511                35,582
         6 3/8% convertible subordinated debentures
          due 2004                                                     92,820                93,372
         7 1/4% convertible subordinated debentures
             due 2005                                                  85,238               107,277
         Other long-term liabilities                                   24,090                28,478
                                                                     ---------             ---------
                                                                      228,659               264,709
        COMMITMENTS AND CONTINGENCIES
        (See Notes G,L,M and O)

        SHAREHOLDERS' EQUITY
         Mandatory Adjustable Redeemable Convertible
            Securities (MARCS), par value $1.00 per
             share(a class of preferred stock) -
             authorized  7,500,000 shares, 0 and 7,077,833
             issued and outstanding in 2000, and 1999,
             respectively                                                   -                 7,078
         Common Stock, par value $1.00 per share-
             authorized 125,000,000 shares, issued
             38,109,279 and 30,240,428 in 2000 and 1999
             (1,059,211 shares held in treasury)                       38,109                30,240
         Additional Paid in Capital                                   387,625               391,031
         Accumulated deficit                                         (394,932)             (347,119)
         Shares held in treasury                                      (13,190)              (13,190)
         Accumulated other comprehensive (loss) income                   (172)                  125
                                                                     ---------             ---------
                                                                       17,440                68,165
                                                                     ---------             ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $271,377              $354,047
                                                                     =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                   12 MONTHS ENDED
                                                                       DECEMBER 31,
                                                  -------------------------------------------------
                                                      2000                 1999                1998
                                                  ---------            ----------         -----------
                                                       (In thousands except per share data)
REVENUES
Sales of metal                                    $ 93,174             $ 86,318            $102,505
Earnings(loss)from
  unconsolidated affiliate                           1,103               (1,096)             (2,130)
Interest and other                                   6,929               23,724              11,599
                                                  ---------            ---------           ---------
     Total revenues                                101,206              108,946             111,974

COSTS and Expenses
 Production                                         86,661               66,896              70,163
 Depreciation and depletion                         20,785               19,620              28,555
 Administrative and general                          9,714                9,281              12,249
 Exploration                                         9,412                8,518               9,241
 Interest                                           16,999               16,408              13,662
 Write-down of mining properties
  and other                                         21,236               20,204             223,597
                                                  --------             ---------           ---------
     Total cost and expenses                       164,807              140,927             357,467
                                                  --------             ---------          ----------

NET LOSS FROM CONTINUING
     OPERATIONS BEFORE TAXES AND
     EXTRAORDINARY ITEM                            (63,601)             (31,981)           (245,493)
     Income tax provision                             (348)                (332)               (919)
                                                  ---------             --------          ----------
     Loss before
       extraordinary item                          (63,949)             (32,313)           (246,412)
     Extraordinary item - gain on
       early retirement of debt                     16,136                3,990              12,158
                                                  --------             ---------          ----------
NET LOSS                                           (47,813)             (28,323)           (234,254)
     Unrealized holding (loss) gain
       on securities                                  (297)                 288                (308)
                                                  ---------            ---------          ----------
COMPREHENSIVE LOSS                                $(48,110)            $(28,035)          $(234,562)
                                                  =========            =========          ==========


Net loss                                          $(47,813)            $(28,323)          $(234,254)
    Preferred stock dividends                       (2,180)             (10,532)            (10,532)
                                                  ---------             --------          ----------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                             $(49,993)            $(38,855)          $(244,786)
                                                  =========            =========          ==========

BASIC AND DILUTED LOSS PER SHARE:
     Weighted average number
     of shares of common stock                      35,439               24,185              21,899
                                                  =========            =========          ==========

     Loss before
       extraordinary item                         $  (1.87)            $  (1.77)          $  (11.73)
     Extraordinary item - gain on
       early retirement of debt                        .46                  .16                 .55
                                                  ---------            --------           ----------
     Net loss per common share                    $  (1.41)            $  (1.61)          $  (11.18)
                                                  =========            =========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY For Years Ended December
                           31, 2000, 1999, and 1998
                                (In Thousands)

                                                                                                               Accumulated
                                                                                                                 Other
                                       Preferred                    Additional                                Comprehensive
                                         Stock        Common         Paid in      Accumulated   Shares Held      Income
                                       (MARCS)         Stock         Capital       Deficit       in Treasury     (Loss)    Total
                                       --------        ------        -------      ---------     ------------      ------   -------

Balance at December 31, 1997           $7,078          $ 22,950      $ 389,648     $ (84,542)    $(13,190)        $ 145   $322,089
Comprehensive Loss:
   Net Loss                                                                         (234,254)                             (234,254)
   Unrealized Loss
     on Marketable Securities                                                                                      (308)      (308)
Cash Dividends                                                         (10,532)                                            (10,532)
Other                                                         8             64                                                  72
                                       ---------       --------      ----------    ----------    ---------        ------  ---------


Balance at December 31, 1998            7,078            22,958        379,180      (318,796)     (13,190)         (163)    77,067
Comprehensive Loss:
    Net Loss                                                                         (28,323)                              (28,323)
    Unrealized Gain on
       Marketable Securities                                                                                        288        288
Cash Dividends                                                         (10,532)                                            (10,532)
Stock Issued for Purchase of Asarco
  Assets                                                  7,125         21,820                                              28,945
Stock Issued for Purchase of
  Nevada-Packard Property                                   155            515                                                 670
Other                                                         2             48                                                  50
                                       ---------       --------      ----------    ----------    ---------        ------  ---------
Balance at December 31, 1999                7,078         30,240         391,031     (347,119)      (13,190)        125     68,165
Comprehensive Loss:
    Net Loss                                                                          (47,813)                             (47,813)
    Unrealized Loss on
      Marketable Securities                                                                                        (297)      (297)
Cash Dividends                                                           (2,633)                                            (2,633)
Stock Issued for MARCS   Conversion
                                          (7,078)          7,863                                                                 -
                                                                           (785)
Other
                                                               6             12                                                 18
                                        ---------      ---------       ---------  --------------   ---------     ---------   ------
Balance at December 31, 2000            $       -        $38,109       $387,625     $(394,932)     $(13,190)     $ (172)   $17,440
                                        =========      =========       =========  ==============   =========     ========= ========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                                 12 MONTHS ENDED
                                                                                DECEMBER 31,
                                                                 -----------------------------------------
                                                                      2000         1999             1998
                                                                 ------------  -----------       ---------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(47,813)      $(28,323)           $(234,254)
   Add (deduct) noncash items:
   Depreciation and depletion                                       20,785         19,620               28,555
   Amortization                                                      5,897          2,388                2,456
   Gain on early retirement of debt                                (16,136)        (3,990)             (12,158)
   Other charges                                                       375           (309)                 936
   Write-down of mining properties                                  12,207         18,685              223,172
   Undistributed (gain) loss on investment
     in unconsolidated affiliate                                    (1,103)         1,096                2,130
   Unrealized (gain)loss on written call options                    (4,069)         4,302                    -
  Loss on short-term investment                                      2,304              -                    -
   Changes in Operating Assets and Liabilities:
      Receivables                                                    5,666            225               (2,946)
      Inventories                                                   (1,210)        (7,377)             (10,176)
      Accounts payable and accrued liabilities                        (709)        (3,370)             (11,408)
                                                                 ----------        --------           ---------
      NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                                         (23,806)         2,947              (13,693)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                             (12,703)       (22,507)             (17,886)
   Proceeds from sales of short-term investments                    15,220          9,746              114,276
   Investment in unconsolidated affiliate                              380           (396)              (4,868)
   Purchases of property, plant and equipment                       (2,242)        (1,399)              (3,209)
   Proceeds from sale of assets                                        768            986                7,944
   Expenditures on operational mining properties                    (9,588)        (4,190)              (9,619)
   Expenditures on developmental properties                         (1,823)        (9,346)             (17,558)
   Other                                                               (38)           967                1,220
                                                                 ----------      ----------           ----------
      NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                                         (10,026)       (26,139)              70,300
CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of long-term debt                                    (14,869)        (6,089)             (28,477)
   Payment of cash dividends                                        (2,633)       (10,532)             (10,532)
   Other                                                              (374)          (587)              (4,467)
                                                                 ----------      ----------           ---------
      NET CASH USED IN FINANCING ACTIVITIES                        (17,876)       (17,208)             (43,476)
                                                                 ----------      ----------           ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (51,708)       (40,400)              13,131

Cash and cash equivalents at beginning
   of period                                                        86,935        127,335              114,204
                                                                 ---------       ---------           ----------
Cash and cash equivalents at end of period                       $  35,227       $ 86,935            $ 127,335
                                                                 =========       ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

     (Dollar amounts in thousands, unless otherwise specified)

     NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

     Coeur d'Alene Mines Corporation and its subsidiaries (collectively, "Coeur" or the "Company") is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska) and South America (Bolivia and Chile).

     NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Coeur Silver Valley Inc., Coeur Alaska, Inc., CDE Fachinal Ltd., Compania Minera CDE Petorca, Coeur Australia (50% owner of Gasgoyne Gold Mines NL), and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method.

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

     Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation, using the straight-line method, is provided over the estimated useful lives of the assets, which are 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

     Mining Properties: Values for mining properties represent acquisition costs and/or the fair value of consideration paid plus developmental costs. Cost depletion has been recorded based on the units-of-production method based on proven and probable reserves. Management evaluates the net carrying value of all operations, property by property, when events or conditions indicate that the potential for permanent impairment of value exists. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" to evaluate the recoverability of capitalized mineral property costs. Since SFAS No. 121 requires the use of forward-looking projections, the Company must use estimates to generate a life-of-mine undiscounted cash flow forecast. These estimates are based on projections made by the Company's engineers and geologists, projected operating and capital costs necessary to process the estimated product, each project's mine plan including the type, quantity and ore grade expected to be mined, estimated metallurgical recovery and other factors which may have an impact upon a project's future cash flow. In addition, the Company is required to estimate the selling price of metal produced.

     Reclamation Costs: Post-closure reclamation and site restoration costs are estimated based on environmental regulatory requirements and are accrued ratably over the life of the mine using the units-of-production method. At December 31, 2000 and 1999, the Company has recorded accrued reclamation costs of $19.2 million and $17.3 million, respectively, net of estimated equipment salvage values.

     Exploration and Development: The value of exploration properties acquired is capitalized at the fair market value of the consideration paid. After it is determined that proven and probable reserves exist on a particular property, the property is classified as a developmental property and all costs related to the further development of the property are capitalized. Prior to the establishment of proven and probable reserves, all costs relative to exploration and evaluation of a property are expensed as incurred. In order to classify an identified mineral resource as proven and probable reserves, the Company must have completed a favorable feasibility study. Mine development costs incurred to access reserves on producing mines are also capitalized. Short-term Investments: Short-term investments principally consist of highly-liquid United States and foreign government and corporate securities with original maturities in excess of three months. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss as a separate component of shareholders' equity. Any decline in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

     Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.

     Derivative Financial Instruments: The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Written options do not qualify for hedge accounting and are marked to market each reporting period with corresponding changes in fair value recorded to operations as Other Income.

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

     The Company uses foreign currency contracts to hedge its exposure to movements in the foreign currency translation amounts for anticipated transactions. These contracts are marked-to-market to earnings each reporting period.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The adoption of SFAS No. 133 by the Company on January 1, 2001 will not have a material affect of the financial statements of the Company.

     Comprehensive Loss: In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners.

     Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. The effect of potentially dilutive stock options outstanding was antidilutive in 2000, 1999 and 1998.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C--SUBSEQUENT EVENTS

Sale of Shareholding in Gasgoyne Gold Mines NL

     On February 7, 2001, the Company sold its 50% shareholding in Gasgoyne Gold Mines NL of Australia ("Gasgoyne") for A$28.1 million (US $15.6 million) in cash. The purchaser was Sons of Gwalia Ltd., an Australian corporation headquartered in Perth, Western Australia, who owned the other 50% interest in Gasgoyne.

     The principal assets of Gasgoyne are its 50% ownership of the Yilgarn Star mine and exploration tenements located in Western Australia. Also included in the sale was Coeur's share of Gasgoyne's gold hedge position of approximately 90,000 ounces.

     As a result of the transaction, the Company recorded a write-down of $12.2 million in December 2000, reflecting the excess of the carrying value of the Company's Gasgoyne shares over the sale price.

Issuance of Common Stock in Exchange for 7 1/4% Convertible Subordinated Debentures

     On March 19, 2001, the Company issued a total of 1,787,500 shares of its Common Stock to two holders of a total of $5 million principal amount of the Company's outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for such Debentures. The Company's financial statements for the quarter ending March 31, 2001 will record an extraordinary gain of approximately $3.0 million representing the excess of the extinguished principal amount of the Debenture liability over the value of the shares issued by the Company in exchange, net of offering costs and taxes.

NOTE D--SFAS NO. 121 IMPAIRMENT REVIEWS


     During the fourth quarter of 2000, the Company performed impairment reviews on all it's operational and development properties in accordance with the standards set forth in SFAS No. 121, and based on undiscounted estimated future cash flows and/or fair market value assessments, using long-term price assumptions starting at $4.90 and increasing to $5.50 per ounce for silver and $275 and increasing to $300 per ounce for gold, the Company determined that its investments in property, plant and equipment for the operating and development properties were not impaired at December 31, 2000.

     During the fourth quarter of 1999, the Company recorded an impairment of its investment in the Yilgarn Star mine. Using a long-term gold price assumption of $325 per ounce and based on undiscounted future cash flows, the Company determined that its investment in the Yilgarn Star mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999, and was recorded in the fourth quarter.

     During the first quarter of 1998, the Petorca mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. An evaluation of operations was completed and as a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca's mining properties and assets in accordance with the standards set forth in SFAS No. 121. Consequently, the Company recorded a non-cash write-down for impairment in the first quarter of 1998 of $54.5 million relating to its investment in the Petorca mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at Petorca and to provide for estimated termination costs.

     During the fourth quarter of 1998, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a $350 per ounce gold price and based on estimated undiscounted future cash flows, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively, at December 31, 1998 and was recorded in the fourth quarter.

     NOTE E--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES


     The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities:

                                                              Available-For-Sale Securities
                                       ----------------------------------------------------------------------------
                                                             Gross              Gross             Estimated
                                        Amortized          Unrealized         Unrealized            Fair
     As of December 31, 2000              Cost              Losses              Gains              Value
     ------------------------           ----------         ------------       -----------         ---------
     U.S. Corporate debt securities      $ 15,529          $        -         $       -           $ 15,529
     Equity Securities                      3,000                 174                 2              2,828
                                        ----------         ------------       -----------         ---------
                                         $ 18,529          $      174         $       2           $ 18,357
                                        ==========         ============       ===========         =========
     As of December 31, 1999
     -----------------------
      U.S. Corporate debt securities     $ 16,709          $        -         $       -           $ 16,709
      Equity Securities                     6,157                 171               296              6,282
                                        ----------         ------------       -----------         ---------
                                         $ 22,866          $      171         $     296           $ 22,991
                                        ==========         ============       ===========         =========

     The gross realized gains on sales of available-for-sale securities totaled $0 million and $.6 million during 2000 and 1999, respectively. The gross realized losses totaled $2.5 million, including $2.3 million of realized loss on other than temporary decline in market value of investments, and $.2 million during 2000 and 1999 respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $17.2 million and $9.4 million of short-term investments sold or adjusted for other than temporary decline in market value during 2000 and 1999,respectively. Short-term investments mature at various dates through February 2001.

     The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulator agencies, is required to collateralize certain portions of the Company's obligations. The Company has collaterized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At December 31, 2000 and December 31, 1999, the Company had certificates of deposit under these agreements of $10.4 million and $5.8 million, respectively, restricted for this purpose.

     NOTE F--INVENTORIES

     Inventories consist of the following:

                                                    December 31,
                                            2000                      1999
                                            ----                      ----
     In-process and on leach pads         $ 43,595                  $ 43,494
     Concentrate and dore' inventory         6,258                     5,594
     Supplies                                5,126                     4,681
                                          --------                  --------
                                          $ 54,979                  $ 53,769
                                          ========                  =========

     The Handy and Harmon refinery, to which Rochester Mine had historically sent approximately 50% of its dore', filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company had in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harmon. On February 27, 2001, the Company commenced litigation to recover its dore', with a cost basis of $1.8 million, and believes it has a basis for full recovery. Accordingly, no impairment has been recorded for this asset. Although the Company believes it has a basis for full recovery, it is premature to predict the outcome of the lawsuit.


     NOTE G--PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following:

                                                      December 31,
                                           2000                      1999
                                           ----                      ----
     Land                                $  2,040                 $  2,407
     Buildings and improvements            41,240                   41,508
     Machinery and equipment               54,546                   52,590
     Capital leases of equipment              170                       87
                                         ---------                 ---------
                                           97,996                   96,592
     Accumulated depreciation             (61,256)                 (54,265)
                                         ---------                 ---------
                                         $ 36,740                 $ 42,327
                                         =========                ==========

     The Company has entered into various operating lease agreements which expire over a period of five years. Total rent expense charged to operations under these agreements was $4.7 million, $4.0 million and $4.5 million for 2000, 1999, 1998, respectively.

     Minimum lease payments under operating leases are as follows:

               Year Ending
               December 31,            Operating
               ------------            ----------
                   2001                 $  2,865
                   2002                    2,419
                   2003                    1,833
                   2004                    1,236
                   2005                      125
                                        --------
                                        $  8,478
                                        ========

NOTE H - MINING PROPERTIES

Capitalized costs for mining properties               December 31,
 consist of the following:                       2000                1999
                                                -----                -----

 Operational mining properties:

  Rochester Mine, less accumulated
  depletion of $58,156
  and $51,290                                  $ 22,575            $ 30,510

  Coeur Silver Valley, less accumulated
  depletion of $12,344 and $10,811               16,021              12,169


  Fachinal Mine, less accumulated depletion
  of $195 and $0                                  3,116               1,145

  Petorca Mine, less accumulated
  depletion of $530 and $330                        472                 200
                                               ---------           ---------
 TOTAL OPERATIONAL MINING PROPERTIES             42,184              44,024

  Developmental mining properties:
   Kensington                                    28,047              26,211
   San Bartolome                                 18,850              19,554
   Other                                          4,903               5,016
                                               ---------           ---------
    TOTAL DEVELOPMENTAL MINING PROPERTIES        51,800              50,781
                                               ---------           ---------
   TOTAL MINING PROPERTIES                     $ 93,984            $ 94,805
                                               =========           =========

     Operational Mining Properties


     The Rochester Mine: The Company owns and operates this silver and gold surface mine. The Company has conducted operations at the Rochester Mine since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester is one of the largest primary silver mines in the United States and is a significant gold producer as well.

     Galena Mine: Coeur Silver Valley owns and operates the Galena underground silver-copper mine, located near the city of Wallace, in Shoshone County, Northern Idaho. On September 9, 1999, the Company acquired the remaining 50% of Coeur Silver Valley resulting in 100% ownership for the Company. The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves.

     Fachinal Mine: The Fachinal Mine is a gold and silver open pit and underground mine located in southern Chile. Commercial production for financial reporting purposes commenced on January 1, 1997. The Company suspended operations in the fourth quarter 2000 to fully evaluate and develop a recently discovered zone of high-grade gold and silver mineralization.

     Petorca Mine: The Company owns and operates the Petorca gold and silver underground mine located in central Chile approximately 90 miles north of Santiago.

     Yilgarn Star Mine: The Company had a 25% indirect interest in the Yilgarn Star mine in Western Australia. The mine is a surface and underground gold mine operated by Sons of Gwalia. Coeur sold its interest in the Yilgarn Star mine in February 2001. (See Note C.)

Developmental Properties

     San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri ("Manquiri"). Manquiri's principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, COMIBOL. As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the cooperatives and COMIBOL.

     Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. However, due to the currently depressed gold price, the Company has continued with engineering optimization efforts to reduce estimated capital costs and operating costs. The property is subject to a royalty which ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with a royalty cap at 1 million ounces of production.

NOTE I-LONG-TERM DEBT

     The $26.5 million principal amount of 6% Convertible Subordinated Debentures Due 2002 are convertible into shares of Coeur Common Stock at the option of the holder prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of Common Stock for each one thousand dollars of principal (equivalent to a conversion price of $25.57 per share of Common Stock). The Company is required to make annual interest payments. The debentures have no other funding requirements until maturity on June 10, 2002.

     The $92.8 million principal amount of 6 3/8% Convertible Subordinated Debentures Due 2004 are convertible into shares of Common Stock at the option of the holder on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company. The debentures have no other funding requirements until maturity on January 31, 2004.

     The $85.2 million principal amount of 7.25% Convertible Subordinated Debentures due 2005 are convertible into shares of Common Stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, and have no other funding requirements until maturity on October 31, 2005.

     The following table sets forth repurchases for each year:

                                          Carrying            Repurchase              Issuance         Extraordinary
2000:                                       Amount              Amount                  Cost                Gain
                                          ---------           ----------              --------         -------------

6% debentures                            $ 9.1 million          $ 6.4 million           $ 60,000         $ 1.8 million
6 3/8% debentures                        $  .6 million          $  .2 million           $  7,700         $  .4 million
7 1/4% debentures                        $22.0 million          $ 7.5 million           $600,000         $13.9 million

1999:
6% debentures                            $10.2 million          $ 6.2 million           $100,000         $ 4.0 million

1998:
6% debentures                            $ 4.0 million          $ 2.9 million           $ 52,320         $ 1.1 million
6 3/8% debentures                        $ 1.6 million          $  .9 million           $ 37,627         $  .7 million
7 1/4% debentures                        $36.5 million          $24.7 million           $1.4 million     $10.4 million

     The carrying amounts and fair values of long-term borrowings, as of December 31, 2000 and 1999, consisted of the following. The fair value of the long-term borrowing is determined by market transactions on or near December 31, 2000 and 1999, respectively.

                               December 31, 2000         December 31, 1999
                            ---------------------------------------------------
     Convertible
    Subordinated            Carrying        Fair       Carrying       Fair
      Debenture              Value          Value       Value         Value
 ------------------------------------------------------------------------------

    6%      due 2002        $  26,511     $ 16,238     $ 35,582      $ 22,684
    6.375%  due 2004        $  92,820     $ 26,454     $ 93,372      $ 49,721
    7.25%   due 2005        $  85,238     $ 24,549     $107,277      $ 59,807

     Total interest accrued in 2000, 1999, and 1998 was $17.0 million, $17.8 million, and $20.4 million, respectively, of which $0 million, $1.4 million, and $6.8 million, respectively, was capitalized as a cost of certain properties under development.

     Interest paid was $16.5 million, $17.0 million, and $20.3 million, in 2000, 1999, and 1998, respectively.

NOTE J--INCOME TAXES

     The components of the provision for income taxes in the consolidated statements of operations are as follows:

                           Years Ended December 31,
                 --------------------------------------------
                                     2000        1999      1998
                                    ------      ------    ------

    Current                        $   348      $  332    $  919
    Deferred                             -           -         -
                                   --------     -------   -------
    PROVISION FOR INCOME TAX       $   348      $  332    $  919
                                   ========     =======   =======


     As of December 31, 2000 and 1999 the significant components of the Company's net deferred tax liability were as follows:

                                            Years Ended December 31,
                                      ----------------------------------
                                          2000                1999
                                       ---------           ---------
    Deferred tax liabilities:
     PP&E, net                         $  7,051            $  9,051
                                       ---------           ---------
     Total deferred tax liabilities    $  7,051            $  9,051
                                       =========           =========

    Deferred tax assets:
     Net operating loss carryforwards  $106,836            $101,505
     AMT credit carryforwards             1,734               1,734
     Business credit carryforwards          205                 205
                                       ---------           ---------
     Total deferred tax assets          108,775             103,444
    Mineral properties impairment        64,533              58,863
    Unrealized hedging losses             1,730               1,626
    Other                                 4,583               2,165
    Valuation allowance for deferred
     tax assets                        (172,570)           (157,047)
                                       ---------           ---------
      Net deferred tax assets          $  7,051            $  9,051
                                       =========           =========

      Net deferred tax liabilities    $       -            $      -
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

     The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 2000. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

     A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                  Years Ended December 31,
                                           ------------------------------------
                                             2000        1999             1998
                                           -------     -------          -------
    Tax benefit on continuing operations
     computed at statutory rates           (35.0%)     (35.0%)          (35.0%)
    Tax effect of foreign affiliates'
     statutory rates                         7.4%       11.6%             7.6%
    Percentage depletion                   (17.9%)     (21.2%)           (1.4%)
     Interest on foreign subsidiary debt    11.5%       18.4%             1.7%
    Change in valuation allowance           34.5%       25.7%            27.1%
    Other (net)                               .5%        1.6%               -
                                           -------     -------          -------
    EFFECTIVE TAX RATE                       1.0%        1.1%                0%
                                           =======     =======          =======


     For tax purposes, as of December 31, 2000, the Company has operating loss carryforwards as follows, which expire in 2007 through 2020 for U.S. carryforwards. New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

                                   U.S.       New Zealand     Australia     Chile       Total
                                 --------     -----------    -----------  --------    ---------
    Regular losses               $146,822     $ 91,371        $    727    $160,351    $399,271
    AMT credits                     1,743                                                1,743
    General business credits          205                                                  205


     The operating loss carryforwards by year of expiration are as follows:

                      Year of
                      Expiration            Regular Tax
                      ----------            -----------
                        2007                $  10,561
                        2008                   10,417
                        2009                    8,994
                        2011                   72,146
                        2012                   4,424
                        2019                   36,372
                        2020                    3,908
                                            ----------             -
                          Total             $ 146,822
                                            ==========             =

     As of December 31, 2000, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.4 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses are subject to limitations.

     NOTE K --SHAREHOLDERS' EQUITY AND STOCK PLANS

     In 1996, the Company completed a public preferred stock offering of Mandatory Adjustable Redeemable Convertible Securities ("MARCS"). The Company issued 7,077,833 shares of MARCS which were offered at a public offering price of $21.25 per share. Net proceeds to the Company from the offering was $144.6 million. On March 15, 2000, Coeur made the final dividend payment of $2.6 million and the MARCS were mandatorily converted into common shares. Each outstanding MARCS was converted into 1.111 common shares of the Company. As a result of the conversion, the Company issued approximately 7.9 million common shares.

     On May 11, 1999, the Company's shareholders adopted a new shareholder rights plan. The plan entitles each holder of the Company's Common Stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of Common Stock and 100 votes for each share of Common Stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($.01) per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2000 and 1999, there were a total of 37,050,068 and 29,181,217 outstanding rights which was equal to the number of outstanding shares of common stock.

     The Company has an Annual Incentive Plan (the "Annual Plan"), a Long-Term Incentive Plan (the "Long-Term Plan") and a Directors' Plan (the "Directors' Plan"). Benefits were payable in cash under the Annual Plan in 2000, 1999 and 1998.

     Under the Long-Term and Directors' Plans, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant, and (ii) performance units comprised of Common Stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 2000, options for 233,294 shares were issued under these plans. As of December 31, 2000 and December 31, 1999, nonqualified and incentive stock options to purchase 708,266 shares and 502,506 shares, respectively, were outstanding under the Long-Term and Directors' Plans. The options are exercisable at prices ranging from $2.63 to $27.00 per share. In December 2000, the Board of Directors passed a resolution to request shareholders to authorize an additional 1,000,000 shares for issuance under these plans.

     The Company has a Non-Employee Directors' Stock Option Plan under which 200,000 shares of Common Stock are authorized for issuance and which were approved by the shareholders in May 1995. In December 2000, the Board of Directors passed a resolution to put forward for shareholder approval the authorization of an additional 500,000 shares for issuance under the Plan. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 2000, December 31, 1999 and December 31, 1998, a total of 46,691, 25,917 and 21,005 options, respectively, had been granted in lieu of $.1 million, $.1 million and $.1 million, respectively, of foregone directors' fees.

     Total employee compensation expense charged to operations under these Plans were $1.8 million, $.8 million, and $1.4 million for 2000, 1999, and 1998, respectively. A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                                    Weighted Average      Weighted Average
                                      Shares         Exercise Price       Value of Options
                                      ----------------------------------------------------
     Stock options outstanding
      at January 1, 1998               612,447        $  16.05                $  2.61
     Issued                             75,925            6.17
     Canceled/expired                 (246,530)          15.62
                                      ---------       ---------
     Stock options outstanding
      at December 31, 1998             441,842        $  14.59                $  3.51
     Issued                            130,086            4.69
     Canceled/expired                  (69,422)          12.60
                                      ---------       ---------
     Stock options outstanding
      at December 31, 1999             502,506        $  11.99                $  2.56
     Issued                            233,294           3.52
     Canceled/expired                  (27,534)         11.29
                                      ---------       ---------
     Stock options outstanding
      at December 31, 2000             708,266        $   9.47
                                      =========       =========


     Stock options exercisable at December 31, 2000, 1999 and 1998 were 366,602, 283,987 and 222,299, respectively.

     The  following  table  summarizes   information  for  options   currently
outstanding at December 31, 2000:


                                                    Options Outstanding                           Options Exercisable
                                      ----------------------------------------------     -----------------------------------------
                                                         Weighted
                                                          Average          Weighted                            Weighted
                                                         Remaining         Average                              Average
       Range of Exercise                 Number         Contractual        Exercise            Number          Exercise
          Prices                      Outstanding        Life (Yrs.)        Price            Exercisable         Price
       --------------------------------------------------------------------------------------------------------------------------
       $ 2.630 to $ 8.938              390,264             9.45            $ 4.26            120,116           $ 4.69
       $13.125 to $17.938              239,094             6.13            $14.68            167,578           $15.18
       $18.000 to $27.000               78,908             5.12            $19.44             78,908           $19.44
                                      --------          -------            ------            --------          ------
                                       708,266             7.85            $ 9.47            366,602           $12.66
                                      ========                                               ========

                                     F-22

     As of December 31, 2000, 1,614,398 shares were available for future grants under these incentive Plans and 9,523,363 shares of Common Stock were reserved for potential conversion of Subordinated Convertible Debentures.

     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes accounting and reporting standards for stock-based employee compensation plans and defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that expense over the vesting period. The Company has adopted the disclosure - only provision of SFAS No. 123 and therefore continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation expense been recognized based on the fair value at the date of the grant for the options awarded under the plans, pro-forma amounts of the Company's net loss and net loss per share would have been as follows:

                                             Years Ended December 31,
                                   2000              1999               1998
                                  ------           -------            -------
    Net loss attributable to
     common shareholders          $(49,993)        $(38,855)         $(244,786)
    Net loss pro forma            $(50,321)        $(39,065)         $(245,144)

    Basic and diluted net loss
     per share as reported        $  (1.41)        $  (1.61)         $  (11.18)
    Basic and diluted net loss
     per share pro forma          $  (1.42)        $  (1.62)         $  (11.20)


     The fair value of each option grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.0%, 6.2% and 6.2% for 2000, 1999 and 1998, respectively; expected option life of 4-10 years for officers and directors; expected volatility of 92%, 55% and 43% for 2000, 1999 and 1998, respectively, and no expected dividends. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 2000, 1999 and 1998 is not likely to be representative of the effects in future years because options vest over a four-year period and additional awards generally are made each year.

NOTE L--EMPLOYEE BENEFIT PLANS

Defined Benefit Plan
 -------------------

     In connection with the acquisition of certain Asarco silver assets, acquired in 1999, the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees at Coeur Silver Valley. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

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

     The components of net periodic benefit costs are as follows:

For the Year Ended December 31,                2000                    1999
 ---------------------------------------------------------------------------

Service cost                                   $  152                  $161
Interest cost                                     107                    70
Expected return on plan assets                    (76)                  (38)
Amortization of prior service cost                 31                     -
Amortization of transitional obligation             -                     -
Recognized actuarial loss                         (14)                    -
 ----------------------------------------------------------------------------
     Net periodic benefit cost                 $  200                  $193
     ========================================================================

     The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                    2000                 1999
 ------------------------------------------------------------------------------

Change in benefit obligation
Projected benefit obligation at
  beginning of year                            $  1,019               $ 1,040
 Service cost                                       152                   161
 Interest cost                                      107                    70
 Plan amendments                                    353                     -
 Benefits paid                                     (33)                    (21)
 Actuarial loss                                   (248)                   (231)
 ------------------------------------------------------------------------------
Projected benefit obligation at
         end of year                           $ 1,350                $  1,019
 ==============================================================================

Change in plan assets
Fair value of plan assets at
  beginning of year                            $   760                $    454
 Actual return on plan assets                       (5)                     77
 Plan amendment                                      -                       -
 Employer contributions                            493                     250
 Benefits paid                                     (33)                    (21)
 Administrative expenses                             -                       -
 ------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                                  $ 1,215                $    760
 ==============================================================================

Reconciliation of funded status
 Funded status                                 $  (135)               $   (259)
 Unrecognized actuarial gain                      (422)                      -
 Unrecognized transition obligation                  -                       -
 Unrecognized prior service cost                   321                    (270)
 ------------------------------------------------------------------------------
  Net amount of asset reflected
    in consolidated balance sheet              $  (236)               $   (529)
 ==============================================================================

Weighted average assumptions
 Discount rate                                     8.0%                    8.1%
 Expected long-term rate of return
  on plan assets                                   8.5%                    8.5%
 Rate of compensation increase                     3.0%                    5.0%
 ==============================================================================


     Defined Contribution Plan
     -------------------------

     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $.8 million, $.9 million, and $.8 million for 2000, 1999, and 1998, respectively, which is based on a percentage of salary of qualified employees.

     401(k) Plan

     The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees' contribution or up to 3% of the employees' compensation. Employees have the option of investing in seven different types of investment funds. Total plan expenses charged to operations were $.4 million, $.4 million and $.5 million in 2000, 1999, and 1998, respectively.

     NOTE M--FINANCIAL INSTRUMENTS

     Off-Balance Sheet Risks

     The Company enters into forward foreign exchange contracts denominated in foreign currencies. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows will be adversely affected by changes in exchange rates. At December 31, 2000, 1999, and 1998, the Company had forward foreign exchange contracts of $8.1 million, $3.6 million, and $4.6 million in USD, respectively.

     The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 2000, the Company had sold 24,000 ounces of gold for delivery on various dates through 2002 at an average price of $324.17. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2000 and 1999, Coeur recorded non-cash earnings of $4.0 million and a non-cash charge of $4.3 million to operations, respectively. At December 31, 2000, based on the spot gold price of $274.45 per ounce, the Company's complete hedging position was valued at $2.4 million, including the call options sold.

     The Company realized cash gains of $4.0 million arising from the deliveries of gold into purchased put options and forward contracts during 2000.

     Further discussions of other financial instruments held by the Company are included in Note E and Note I.

     The following table summarizes the information at December 31, 2000, associated with the Company's financial and derivative financial instruments:

                                                                                                            Fair Value
                                 2001        2002         2003          2004       Thereafter     Total      12/31/00
- -------------------------------------------------------------------------------------------------------------------------
 Liabilities
  Long Term Debt
   Fixed Rate                 $     -       $ 26,511      $      -      $92,820    $ 85,238       $204,569      $ 67,241
  Average Interest
   Rate                         6.691%         6.739%        6.794%       6.942%      7.250%             -




Derivative Financial
Instruments
  Gold Forward Sales - USD
  Ounces                       12,000         12,000             -            -           -         24,000      $    847
  Price Per Ounce             $316.51       $ 331.84             -            -           -              -

Gold Put Options
Purchased - AUD (1)
  Ounces                       30,000         30,000        30,000            -           -         90,000      $  2,424
  Price Per Ounce             $597.00       $ 597.00      $ 597.00            -           -
Gold Call Options
Sold - USD (2)
  Ounces                            -              -             -            -      56,000         56,000      $   (870)
  Price Per
  Ounce                       $     -       $      -      $      -      $     -    $ 345.00

Foreign Currency
Contracts
 Chile Peso - USD            $  8,100       $      -      $      -      $     -    $      -       $  8,100       $ (125)
 Exchange Rate
 (CLP to USD)                  566.69              -             -            -           -             -


(1) This derivative is held in Gasgoyne, which is an equity investment. Gasgoyne was sold by the Company in February 2001 and this contract was included as part of the sale. The put options purchased have a knock-out provision whereby the options will terminate if gold trades above AUD $541 (USD $300) per ounce prior to the exercise date.

(2) The call options sold have a knock-out provision whereby the calls will terminate if gold trades below $300 per ounce after December 27, 2002.

The table below summarizes, by contract, the contractual amounts of the Company's forward exchange and forward metals contracts at December 31, 2000.

                                        2000
                                ----------------------
                                Forward     Unrealized
                                Contracts   Gain (Loss)
                                ---------   -----------
         Currency:
           Chile                $  8,100      $  (125)

         Forward Metal
           Sales (1)            $ 36,257      $ 4,970

(1) Includes Gasgoyne forward contracts totaling $28,477 and unrealized gains of $3,776.

     For the years ended December 31, 2000, 1999, and 1998, the Company realized a gain (loss) from its foreign exchange programs of $(1.0) million, $.1 million and $(.5) million, respectively.

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

     The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to Company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Fachinal, and Petorca mining properties, Coeur Australia (50% owner of Gasgoyne Gold Mines
NL), and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment includes sales through a wholly owned commodity marketing subsidiary, and are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

     Revenues from gold sales were $43.5 million, $48.9 million, and $55.7 million in 2000, 1999, and 1998, respectively. Revenues from silver sales were $57.3 million, $43.7 million, and $46.8 million in 2000, 1999, 1998, respectively.




                                                Coeur                                          Exploration
December 31, 2000                               Silver                                Coeur        And
                                   Rochester    Valley     Fachinal      Petorca    Australia  Development     Other        Total
                                  -----------------------------------------------------------------------------------------------

 Net sales and revenues to
   External customers              $    25    $17,202      $ 9,756     $ 6,566     $ 9,337            -     $ 58,320     $101,206
 Intersegment net sales and
  revenues                          51,938          -            -           -           -            -      (51,938)           -
                                  -------------------------------------------------------------------------------------------------
 Total net sales and
    revenues                       $51,963    $17,202      $ 9,756     $ 6,566     $ 9,337            -     $  6,382     $101,206
                                  =================================================================================================

 Depreciation and amortization      14,815      2,735        5,138         235       2,260           19        1,481       26,683
 Interest income                         -          -           22           6         172            -        4,207        4,407
 Interest expense                                   -           14          (3)          -            -       16,988       16,999
                                         -
 Gain on metal hedging                   -          -            -           -           -            -        3,970        3,970
 Writedown of mine property                         -         (411)          -     (12,207)           -       (2,372)     (14,990)
                                         -
 Income tax expense                                 1            -           -          75            -          272          348
                                         -
 Earnings from non-consolidated
   Subsidiary                            -          -            -           -       1,103            -            -        1,103
 Gain on early retirement
   Of debt                               -          -            -           -           -            -       16,136       16,136
 Profit (loss)                      13,506        615       (6,328)     (1,837)      1,930       (1,282)     (11,304)      (4,700)
 Investments in non-consolidated
    subsidiary                           -          -            -           -      15,264            -            -       15,264
 Segment assets (A)                 81,130     28,282       24,882       2,769         429       57,921                   195,413
 Expenditures for property           2,169      6,363        2,636         662           -        1,823          -         13,653




                                                 Coeur                                              Exploration
                                                 Silver                               Coeur           And
                                  Rochester      Valley     Fachinal     Petorca    Australia     Development    Other    Total
                                  -------------------------------------------------------------------------------------------------
December 31, 1999
 Net sales and revenues
   to external customers           $ (119)      $4,960       $8,756      $ 9,086     $ 9,983       $  (323)   $ 76,603    $108,946

 Intersegment net sales
   and revenues                    51,312            -            -            -           -             -     (51,312)          -
                                  -------------------------------------------------------------------------------------------------
 Total net sales and
    revenues                      $51,193       $4,960       $8,756      $ 9,086     $ 9,983       $  (323)   $ 25,291    $108,946
                                  =================================================================================================

 Depreciation and
  Amortization                    $ 9,539         $681       $5,025      $(1,020)    $ 4,490       $   364    $  2,929    $ 22,008
 Interest income                        -            -           66           20          65            13       5,444       5,608
 Interest expense                       -            -           32           27           -             -      16,349      16,408
 Gain on Cyprus Settlement              -            -            -            -           -             -      21,140      21,140
 Loss on Metal Hedging                  -            -            -            -           -             -      (4,302)     (4,302)
 Writedown of Mine Property             -            -            -            -     (16,193)            -      (2,492)    (18,685)
 Income tax (credit) expense            -          (11)           -            -          23             -         320         332
 Earnings (losses) from non-
  consolidated subsidiary               -            -            -            -      (1,180)            -          84      (1,096)
 Gain on early retirement
  of debt                               -            -            -            -           -             -       3,990       3,990
 Profit (loss)                     18,993         (276)      (3,023)        (556)        203        (4,784)     (2,529)      8,028
Investments in non-
 consolidated subsidiary                -            -            -            -      29,008             -           -      29,008
 Segment assets(A)                 89,110       24,438       29,386        3,374       1,818        49,880       8,271     206,277
 Expenditures for property          3,815          947        1,355          300           -         7,958         560      14,935
                                  =================================================================================================

                                                                                              Exploration
                                                                                Coeur          And          Other        Total
December 31, 1998                   Rochester      Fachinal       Petorca     Australia    Development
                                    --------------------------------------------------------------------------------------------

 Net sales and revenues to
  external customers                $    (82)      $  16,324       $ 9,436      $13,860      $    (449)     $  72,885   $ 111,974
 Intersegment net sales and
  revenues                            62,911               -             -            -              -        (62,911)          -
                                    -----------------------------------------------------------------------------------------------
 Total net sales and revenues       $ 62,829       $  16,324       $ 9,436      $13,860      $    (449)     $   9,974   $ 111,974
                                    ===============================================================================================

 Depreciation and amortization      $  7,910       $  12,028       $ 1,807      $ 7,060      $      83      $   1,723   $  31,011
 Interest income                          17              91            31           54             43          9,263       9,499
 Interest expense                          -              65           218            -              -         13,379      13,662
 Gain on forward sale contracts            -               -             -            -              -          1,167       1,167
 Writedown of mine properties              -         (42,900)      (53,904)           -       (122,102)        (4,266)   (223,172)
 Income tax (credit) expense               -               -             -          (53)             -            972         919
 Losses from non-consolidated
    subsidiaries                           -               -             -       (1,175)             -           (955)     (2,130)
 Gain on early retirement of debt          -               -             -            -              -         12,158      12,158
 Profit (loss)                        33,080          (6,976)       (2,158)       1,120         (4,938)         1,890      22,018

 Investments in non-consolidated
  subsidiaries                             -               -             -       50,627              -         16,287      66,914
 Segment assets (A)                   86,362          32,915         4,845          193         23,070         11,573     158,958
 Expenditures for property             6,903           2,801         1,843            -         18,654            185      30,386

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

Segment Reporting
                                              2000          1999       1998
                                              --------------------------------
Profit     (loss)
Total profit or loss for reportable segments  $  (4,700)  $  8,028   $  22,018
Gain (loss) on legal settlements                 (4,200)    21,140           -
Gain  (loss) on metal hedging                     3,971    (4,302)           -
Depreciation and amortization                   (26,683)   (21,753)    (30,677)
Interest expense                                (16,999)   (16,408)    (13,662)
Writedown of mine property and other            (14,990)   (18,685)   (223,172)
                                              --------------------------------
     Loss before income taxes                 $ (63,601)  $(31,981)  $(245,493)
                                              ================================
Assets
Total assets for reportable segments          $ 195,413   $ 206,277  $ 158,958
Cash and cash equivalents                        35,227      86,935    127,335
Short-term investments                           18,344      22,978      1,753
Other assets                                     22,393      37,857     77,934
                                              ---------------------------------
    Total consolidated assets                 $ 271,377   $ 354,047  $ 365,980
                                              =================================

     Segment Reporting

     Geographic Information
     ----------------------
                                                                     Mining
    2000:                                      Revenues           Properties
                                         --------------------------------------

       United States                          $ 75,875               $ 90,384
       Chile                                    15,989                 20,890
       Australia                                 9,337                      -
       New Zealand                                   5                    569
       Bolivia                                       -                 18,873
       Other Foreign Countries                       -                      8
                                         --------------------------------------
       Total                                  $101,206               $130,724
                                         ======================================

                                                                     Mining
       1999:                                   Revenues           Properties
                                         --------------------------------------


       United States                          $ 60,297               $ 94,356
       Chile                                    17,521                 22,356
       Australia                                 9,983                      -
       New Zealand                              21,146                    855
       Other Foreign Countries                      (1)                19,565
                                          -------------------------------------
       Total                                  $108,946               $137,132
                                          =====================================

                                                                     Mining
       1998:                                   Revenues           Properties
                                         --------------------------------------


       United States                          $ 72,326               $ 73,153
       Chile                                    25,802                 25,291
       Australia                                13,860                      -
       New Zealand                                   -                  5,178
       Other Foreign Countries                     (14)                    14
                                          -------------------------------------
       Total                                  $111,974               $103,636
                                          =====================================

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named a party. Effectiveness of the settlement and related dismissal of the lawsuit against the Company is subject to final Justice Department and Court approval. Pursuant to the terms of the proposed settlement, the Company will pay the U.S. Government a total of approximately $3.9 million, of which $3.3 million will be paid within 15 days after effectiveness of the settlement and the remaining $.6 million will be paid within 45 days after effectiveness of the settlement. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. When the settlement agreement becomes effective, the Court will issue a consent decree dismissing the action against the Company.

     As a result of the settlement, the Company has recorded a charge to other expense of $4.2 million in the fourth quarter of 2000 which includes $3.9 million of settlement payments, the land transfer expenses and related legal fees.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy and Harmon Refining Group, Inc., to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy and Harmon. The dore inventory has a cost basis of $1.8 million. On February 27, 2001, the Company commenced a lawsuit against Handy and Harmon and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Although the Company believes it has a basis for full recovery, it is premature to predict the outcome of the lawsuit.

NOTE P --SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                     First             Second                Third         Fourth
                                                    Quarter            Quarter             Quarter         Quarter (b)(c)(d)
                                                   ---------          ---------          ---------         --------
                                                                (In Thousands - Except Per Share Data)
   2000
   ----
   Net revenues                                    $ 17,904           $ 29,488          $  29,724        $ 24,090
   Net loss before
     extraordinary gain                            $ (9,922)          $(11,573)         $  (8,558)       $(33,896)(c)
   Net loss(a)                                     $ (9,835)          $(10,462)         $  (8,456)       $(19,060)(c)
   Net loss attributable
     to common shareholders(a)                     $(12,015)          $(10,462)         $  (8,456)       $(19,060)(c)
   Basic and diluted net loss
     per share before extraordinary gain           $   (.39)          $   (.31)         $    (.23)    $   (.91)
   Basic and diluted net loss
     per share attributable to
     common shareholders(a)                        $   (.39)          $   (.28)         $    (.23)       $   (.51)

  1999(e)
   Net revenues                                    $ 19,344           $ 21,675          $ 38,439(f)      $ 29,488
   Net income (loss) before
     extraordinary gain                            $ (7,273)          $ (6,979)         $  7,020         $(25,081)(c)
   Net income (loss)                               $ (7,273)          $ (6,979)         $  9,610(g)      $(23,681)(c)(g)
   Net income (loss) attributable
     to common shareholders                        $ (9,906)          $ (9,612)         $  6,977         $(26,314)(c)
   Basic and diluted net income (loss)
     per share before extraordinary gain           $   (.45)          $   (.44)         $    .18         $   (.95)
   Basic and diluted net income (loss)
     per share attributable to
     common shareholders                           $   (.45)          $   (.44)         $    .29         $   (.90)

     (a)Includes extraordinary gain on early retirement of debt of approximately $1.0 million in the first quarter 2000, approximately $1.1 million in the second quarter 2000, approximately $1.0 million in the third quarter 2000, and approximately $14.8 million in the fourth quarter 2000.

     (b)Includes realized loss on other than temporary impairment of available for sale securities of $2.3 million in the fourth quarter 2000.

     (c)Includes writedown of mining properties of approximately $12.2 million and $16.2 million in the fourth quarters of 2000 and 1999, respectively, and $4.2 million expense for settlement of a legal suit in the fourth quarter of 2000.

     (d)Includes mark-to-market gain (loss) of $1.6 million in the first quarter of 2000, ($.5) million in the second quarter of 2000, $2.1 million in the third quarter of 2000, and $.9 million in the fourth quarter of 2000, on written call options.

     (e)Included mark-to-market gain (loss) of ($5.8) and $1.5 million in the third and fourth quarter of 1999, respectively, on written call options.

     (f)Includes the receipt of $21.1 million in settlement of the Cyprus litigation suit.

     (g)Includes   extraordinary   gain  on  early   retirement   of  debt  of
        approximately   $2.6   million  in  the  third   quarter   1999,   and
        approximately $1.4 million in the fourth quarter 1999.