Form 10-K/A
period 2000-12-31
COEUR D ALENE MINES CORP
filed 2001-04-30
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                Amendment No. 1 to Annual Report on Form 10-K
                     for the year ended December 31, 2000

                         COEUR D'ALENE MINES CORPORATION
 ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Idaho                          1-8641                 82-0109423
----------------------           -------------------     ---------------------
(State or other jurisdiction        (Commission              (IRS Employer
  of incorporation)                 File Number)         Identification Number)

  505 Front Avenue, P.O. Box "I"
     Coeur d'Alene, Idaho                                        83814
--------------------------------                          -----------------
(Address of principal executive offices)                      (zip code)

     Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended December 31, 2000, as set forth in the pages attached hereto:

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

                                  COEUR D'ALENE MINES CORPORATION

Date: April 30, 2001           By:     /s/ Dennis E. Wheeler
                                  ---------------------------------------
                                           Dennis E. Wheeler,
                                           Chairman, President and
                                            Chief Executive Officer

                        COEUR D'ALENE MINES CORPORATION

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

     Because definitive proxy soliciting material relating to the 2001 Annual Meeting of Shareholders of Coeur d'Alene Mines Corporation (the "Company") will not be filed by April 30, 2001, the information called for by Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is included in this Amendment No. 1 to such Form 10-K.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Directors of the Company

                                                                       Director
                                                              Age        Since


Dennis E. Wheeler                                             58          1978

Chairman  of the  Board  of  Coeur  d'Alene  Mines
Corporation   since  May  1992;   President  since
December  1980;  Chief  Executive   Officer  since
December 1986; Chief  Administrative  Officer from
December  1980 to December  1986;  Secretary  from
January  1980  to  December   1980;   Senior  Vice
President  and General  Counsel from 1978 to 1980.
Member of the Board of Directors of Sierra Pacific
Resources (a public utility holding company).

Joseph C. Bennett                                             68          1981

Private investor and managing partner of family investment and mineral royalty partnership.

James J. Curran                                               61          1989

Chairman of the Board and Chief Executive Officer,
First Interstate  Bank,  Northwest Region (Alaska,
Idaho,   Montana,   Oregon  and  Washington)  from
October  1991 to April 30,  1996;  Chairman of the
Board   and   Chief   Executive   Officer,   First
Interstate Bank of Oregon, N.A. from February 1991
to  October  1991;  Chairman  and Chief  Executive
Officer of First Interstate Bank of Denver,  N.A.,
from  March  1990  to  January   1991;   Chairman,
President  and Chief  Executive  Officer  of First
Interstate Bank of Idaho,  N.A., from July 1984 to
March 1990.

James A. McClure                                              76          1991

Of  Counsel  Givens & Pursley;  Consultant  to the
Washington,   D.C.  consulting  firm  of  McClure,
Gerard  &  Neuenschwander,   Inc.;  United  States
Senator  from  Idaho  from  1972 to  1990;  former
Chairman   of  the  Senate   Energy  and   Natural
Resources Committee.

Cecil D. Andrus                                               69          1995

Governor of Idaho  (1971-1977);  Secretary  of the
Department of the Interior (1977-1981); Governor of Idaho (1987-1995). Director of Albertson's Inc.
(a nation-wide  grocery  retail chain),  Key Corp.
(commercial banking) and RENTRAK (a video cassette leasing company). Chairman of the Andrus Center for Public Policy at Boise State University; "of counsel" member of the Gallatin Group (a policy consulting firm).

John H. Robinson                                              50          1998

Executive  Director,  Amey PLC (a business support
service) 2000 to present; Vice Chairman of Black &
Veatch,    an   international    engineering   and
construction  firm,  from  January  1999 to  March
2000; (Chief  Development  Officer of that company
from   1997-1998)   and   Managing   Partner  from
1996-1999; Chairman of Black and Veatch U.K., Ltd and President of Black & Veatch International from
1994  to  March  2000.  Member  of  the  Board  of
Directors of Alliance Resource Partners LP (coal mining) and Protection One Inc. (security alarm monitoring services).

Robert E. Mellor                                              57          1998

Chief Executive  Officer and President of Building
Materials   Holding   Corporation   (distribution,
manufacturing and sales of building materials and component products) 1997 to present, director since 1991; Of Counsel, Gibson, Dunn & Crutcher,
LLP, 1991-1997. Member of the Board of Directors of The Ryland Group, Inc. (national residential home builder).

Timothy R. Winterer                                           64          1998

President and Chief  Operating  Officer of Western
Oil Sands February 2000 to present.  President and
Chief  Executive  Officer  of BHP  World  Minerals
Corporation (international resources company) from
1997 to 1999;  Group General Manager and Executive
Vice  President,  BHP World Minerals  (1996-1997);
Senior Vice  President and Group General  Manager,
BHP  World  Minerals   (1992-1996);   Senior  Vice
President Operations  International  Minerals, BHP
Minerals  (1985-1992);  Executive Vice  President,
Utah Development Company (1981-1985).

Xavier Garcia de Quevedo Topete                               54          2000

President  and Chief  Operating  Officer of Asarco
Incorporated  since  November  19,  1999.  General
Director of Grupo  Ferroviario  Mexicano,  S.A. de
C.V.  and of  Ferrocarril  Mexicano,  S.A. de C.V.
from  December  1997  to  December  1999;  General
Director  of  Development  and  Projects  of Grupo
Mexico, S.A. de C.V. from 1994 to 1997 and an alternate director of that company since 1998;
director of Asarco Incorporated since 1999; and director of Southern Peru Copper Corporation since
December 1999.

Daniel Tellechea Salido                                       55          2000

Managing Director for Administration and Finance of Grupo Mexico S.A. DE C.V. 1994 - present;
Alternate  Director  Grupo  Mexico 1998 - present;
Managing  Director of  Mexicana De Cobre,  S.A. DE
C.V.  1986 - 1993;  Director,  Vice  President and
Chief  Financial  Officer  of Asarco  Incorporated
1999 - Present;  Director  and Vice  President  of
Finance Southern Peru Copper Corporation 1999 - present.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities ownership occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2000 were timely filed.


Executive Officers of the Company

     Information regarding the Company's executive officers is set forth under
Item 4A of the Form 10-K as filed on April 2, 2001.


Item 11.       Executive Compensation.

     The following Summary Compensation Table sets forth the annual salary, annual bonus (including cash and stock) and long-term compensation (including stock awards, options granted and long-term incentive cash payments) earned by our Chief Executive Officer and the other four highest paid executive officers employed at the end of the year for services rendered during each of the last three years.

                          Summary Compensation Table


                                                                                 Long-Term Compensation
                                                                           -----------------------------------
                                                                                    Awards
                                             Annual Compensation           -------------------------   Payouts
                                     -----------------------------------                    Shares     -------
                                                            Other Annual   Common Stock   Underlying    LTIP      All Other
                                      Salary      Bonus     Compensation     Award(S)      Options     Payouts   Compensation
Name and Principal Position   Year     ($)       ($)(1)        ($)(2)          $(3)         (#)(4)    ($)(5)       ($)(6)
---------------------------   ----    ------     ------     ------------   ------------   ----------  -------    ----------------

Dennis E. Wheeler...........  2000   $465,167   $   *               --          3,429          *       $   *       $59,551
  Chairman, President &       1999    426,399    394,281            --          4,438       75,364       9,615      43,585
  Chief Executive Officer     1998    407,638    204,645            --             --       42,569          --      48,004
Geoffrey A. Burns..... .....  2000    199,606       *               --             --          *           *        19,512
  Senior Vice-President --    1999    141,100    106,144            --             --       19,656          --       3,664
  Chief Financial Officer     1998         --         --            --             --           --          --          --
Robert Martinez(7)..... ..... 2000    252,423       *                             279          *           *        27,179
  Senior Vice-President --    1999    249,124    181,200            --            363       25,500         784      21,214
  Chief Operating Officer     1998    208,243     81,555            --             --       16,735          --      19,472
Robert T. Richins..........   2000    186,318       *                              --          *           *        16,912
  Vice President --           1999    171,216    100,206            --             --        7,686          --      13,757
  Environmental &             1998    143,179     40,996            --             --        3,739          --      13,123
  Governmental Affairs
James K. Duff...............  2000    178,625       *               --            209          *           *        17,817
  Vice President --           1999    157,578     84,375            --             --        7,221          --      13,972
  Business Development        1998    138,921     32,715            --             --        3,268          --      14,337


 ------------
* Amounts, which are expected to be determined by the Compensation Committee of the Board of Directors in May 2001, will be reported in an amendment to the Form 10-K.

(1) Annual incentive payments under the AIP are based on target award levels established by the Compensation Committee at the beginning of each annual performance period and vary depending upon each participant's responsibilities and base salary. Awards under the AIP are paid after the annual performance period and vary from 0% to 200% of the targets based on actual performance. During each of the above years, 75% of the award value was based on the Company's overall financial performance and 25% was based on the participant's individual performance. Financial objectives underlying the measurement of the Company's performance include both total asset growth and cash flow return on total assets. The amounts reported above for 1998 and 1999 were paid in March 1999 and March 2000, respectively.

(2) Does not report perquisites amounting to less than the lesser of $50,000 or 10% of total salary and bonus.

(3) Shares of common stock awarded under the LTPSP are issued upon completion of a four-year performance period after the date of grant. Prior to 1993, the executive compensation program provided for annual awards of restricted stock that vested over a four-year period. Commencing in 1993, awards are paid in shares of common stock and cash in amounts that are not determinable until completion of a four-year award cycle. The aggregate number and market value (based on the $.9375 per share closing price of the shares on the New York Stock Exchange on December 31, 2000) of the restricted shares of common stock granted pursuant to the LTPSP prior to 1993 and held by the above executive officers at December 31, 2000 were as follows: Dennis E. Wheeler - 27,774 shares ($26,038.13) and Robert Martinez - 4,173 shares ($3,912.19).




(4) Reports the number of shares underlying nonqualified options and incentive stock options granted under the LTIP with respect to each of the respective years. The options granted with respect to 1998 and 1999 performance were granted in March 1999 and March 2000, respectively.

(5) Reports cash payouts (not awards) under the LTIP. Payments are made under the LTIP after the end of the four-year performance period after award. The above reported payments relate to awards made in 1997 and are based on the performance period ending December 31, 2000. See note 2 to the Long-Term Incentive Plan Awards Table below for additional information regarding the LTIP.

(6) Includes contributions to the Defined Contribution and 401(k) Retirement Plan (the "Retirement Plan") and amounts credited to our Supplemental Retirement Plan. All full-time employees participate in the Retirement Plan. The amount of our annual contribution is determined annually by the Board of Directors and may not exceed 15% of the participants' aggregate compensation; however for the years 1998, 1999 and 2000, the contribution was 5%. In addition, the Retirement Plan provides for an Employee Savings Plan which allows each employee to contribute up to 16% of compensation, subject to a maximum contribution of $10,500. We contribute an amount equal to 50% of the first 6% of any such contributed amount. Accrued benefits under the Retirement Plan are fully vested after five years of employment. Retirement benefits under the Retirement Plan are based on a participant's investment fund account upon retirement, the participant's age and the form of benefit payment elected by the participant. We maintain the Supplemental Retirement Plan for our executive officers. Under the Supplemental Retirement Plan, an amount is accrued that equals the portion of the contribution to the Retirement Plan that is restricted due to restrictions under ERISA. In 2000, Messrs. Wheeler, Martinez, Richins, Duff and Burns were credited with company contributions of $13,600, $13,600, $8,770, $13,600, and $13,600, respectively, under the Retirement Plan. In 2000, Messrs. Wheeler, Martinez, Richins, Duff and Burns credited with $34,474,  $12,929,  $5,558,  $4,135, and $6,312,  respectively, pursuant to the Supplemental Retirement Plan. The amounts of all other compensation reported in the above table also include "above-market" interest earnings on deferred compensation that is accrued under the Company's Supplemental Retirement Plan. "Above-market" interest earnings on deferred compensation is the excess of such interest over 120% of the applicable federal long-term rate, with compounding, as prescribed under the Internal Revenue Code. In 2000, the amounts of above-market interest earnings accrued for the benefit of Messrs. Wheeler, Martinez, Richins and Duff, amounted to $11,477, $650, $155 and $81, respectively.

(7) Prior to his appointment as Senior Vice President -- Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President -- Operations from April 1 1997 to May 15, 1998.

                                     -7-

     The Compensation Committee of the Company's Board of Directors plans to make its determinations in May 2001 relating to the granting of options under the LTIP to executive officers and employees for services rendered in 2000. Information relating to those options will be reported in an amendment to the Form 10-K.

     The following aggregate Option Exercises and Year-End Option Value Table sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2000. No options were exercised during 2000 by such persons.

Aggregate Option Exercises And Fiscal Year-End Option Value Table


                                                                  Number of Shares
                                                               Underlying Unexercised     Value of Unexercised
                                                                 Options at FY-End            IN-THE-MONEY
                            Shares Acquired                           (#)             Options at FY-End ($)(1))
                                on Exercise        Value            Exercisable/              Exercisable/
Name                                (#)         Realized ($)       Unexercisable              Unexercisable
----                        ---------------     ------------    --------------------  -----------------------------

Dennis E. Wheeler...........        --              --              228,110/150,297              $0
Robert Martinez.............        --              --               27,016/44,413                0
Geoffrey A. Burns...........        --              --                    0/19,656                0
Robert T. Richins...........        --              --                1,813/11,367                0
James K. Duff...............        --              --                7,533/12,368                0

 ---------------------

(1) Market value of underlying securities at exercise or year-end, minus the exercise price.

     The Compensation Committee of the Board of Directors will make its determinations in May 2001 relating to the granting under the LTPSP of long-term incentive plan awards to executive officers and employees for services rendered in 2000. Information relating to those awards will be reported in an amendment to the Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of March 30, 2001, concerning the beneficial ownership of our common stock by shareholders known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, by each of the nominees for election as directors, and by all of our directors/nominees and executive officers as a group:

                                                                                         Common Stock
                                                                                --------------------------------------

                                                                                      Shares
                                                                                   Beneficially         Percent of
                                                                                     Owned           Outstanding

Asarco Incorporated(1)......................................................    7,175,000                18.47%
Dennis E. Wheeler.............................................................    310,947(2)(3)            .80%
Joseph C. Bennett.............................................................     11,177(2)(3)             *
James J. Curran...............................................................     56,520(2)(3)            .15%
James A. McClure..............................................................      6,818   (3)              *
Cecil D. Andrus...............................................................      6,571   (3)              *
John H. Robinson                                                                    4,666   (3)              *
Robert E. Mellor..............................................................      3,717   (4)              *
Timothy R. Winterer...........................................................      8,234   (3)              *
Daniel Tellechea Salido.......................................................      2,512   (4)              *
Xavier Garcia de Quevedo Topete...............................................      2,512   (4)              *
All executive officers and nominees for director as a group
  (20 persons)................................................................    493,409   (3)           1.27%


 ---------------
(*) Holding constitutes less than .10% of the outstanding shares.

(1) Asarco Incorporated is primarily engaged in the mining and production of copper and is a wholly-owned subsidiary of Grupo Mexico, S.A. de C.V., a copper and precious metals mining company headquartered in Mexico. The address of Asarco Incorporated is 1150 N. 7th Avenue, Tucson, AZ 85703-0747.

(2) Individual shares investment and voting powers over certain of his shares with his wife. The other directors have sole investment and voting power over their shares.

(3) Holding includes the following shares which may be acquired upon the exercise of exercisable options outstanding under our Long-Term Incentive Plan or Non-Employee Directors' Stock Option Plan: Dennis E. Wheeler - 254,209 shares; Joseph C. Bennett - 8,177 shares; James J. Curran - 56,420 shares;
James A. McClure - 6,468 shares; Cecil D. Andrus - 6,471 shares; John H. Robinson - 4,566 shares; Robert E. Mellor - 3,617 shares; Timothy R. Winterer
- 7,234 shares; Daniel T. Salido - 2,512 shares; Xavier G. de Q. Topete - 2,512 shares; and all executive officers and directors as a group - 426,423 shares.

(4) Daniel T. Salido and Xavier G. de Q. Topete are designees of Grupo Mexico, S.A. de C.V., a Mexican copper mining company that is the parent of Asarco Incorporated.

                                     -9-

Item 13.       Certain Relationships and Related Transactions.
               -----------------------------------------------

               Not applicable.