Form 10-Q
period 2001-03-31
COEUR D ALENE MINES CORP
filed 2001-05-15
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                            -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 43,095,186 shares were issued and outstanding as of May 11, 2001.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                   3
            March 31, 2001 and December 31, 2000

            Consolidated Statements of Operations --                         5
            Three Months Ended March 31, 2001 and 2000

            Consolidated Statements of Cash Flows --                         6
            Three Months Ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of                         14
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                     22

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                  24

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)



                                                     March 31,     December 31,
                                                       2001           2000
                                                    -----------    -----------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                          $ 45,468        $ 35,227
 Short-term investments                               14,375          18,344
 Receivables                                           8,892           9,710
 Inventories                                          53,938          54,979
                                                    ---------       --------
               TOTAL CURRENT ASSETS                  122,673         118,260

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                        98,139          97,996
 Less accumulated depreciation                       (61,919)        (61,256)
                                                    ---------       ---------
                                                      36,220          36,740

MINING PROPERTIES
 Operational mining properties                       114,468         113,409
 Less accumulated depletion                          (73,287)        (71,225)
                                                    ---------       ---------
                                                      41,181          42,184
 Developmental properties                             52,222          51,800
                                                    ---------       --------
                                                      93,403          93,984

OTHER ASSETS
 Investments in unconsolidated affiliates                  -          15,264
 Notes receivable                                        231             263
 Debt issuance costs, net of accumulated
   amortization                                        3,243           3,621
 Other                                                 3,307           3,245
                                                    ---------        --------
                                                       6,781          22,393
                                                    ---------        --------
                                                    $259,077        $271,377
                                                    =========       ========

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                     March 31,    December 31,
                                                       2001           2000
                                                    ----------    -----------
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $  4,114           4,073
 Accrued liabilities                                   9,730           9,799
 Accrued interest payable                              4,766           4,474
 Accrued salaries and wages                            4,699           5,723
 Current portion of remediation costs                    909           1,209
                                                    --------        --------
              TOTAL CURRENT LIABILITIES               24,218          25,278

LONG-TERM LIABILITIES
 6% convertible subordinated debentures
  due 2002                                            26,096          26,511
 6 3/8% convertible subordinated debentures
  due 2004                                            92,860          92,860
 7 1/4% convertible subordinated debentures
     due 2005                                         80,198          85,198
 Other long-term liabilities                          24,020          24,090
                                                   ---------       ---------
              TOTAL LONG-TERM LIABILITIES            223,174        228,659


SHAREHOLDERS' EQUITY

 Common Stock, par value $1.00 per share-
     authorized 125,000,000 shares,
     issued 39,900,451 and 38,109,279 shares
     in 2001 and 2000 (including 1,059,211
     shares held in treasury)                         39,900          38,109
 Capital surplus                                     387,732         387,625
 Accumulated deficit                                (403,000)       (394,932)

 Repurchased and nonvested shares                    (13,190)        (13,190)
 Accumulated other comprehensive loss:
 Unrealized gain (loss) on short-term
   investments                                           243         (   172)
                                                   ---------       ---------

                                                      11,685          17,440
                                                   ---------       ---------
                                                    $259,077        $271,377
                                                    ========       =========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                           March 31,
                                                  --------------------------
                                                    2001            2000
                                                  ---------        ---------
                                       (In thousands, except for per share data)
REVENUES
 Product sales                                      $ 18,006        $ 14,841
 Interest and other revenues                              16           3,063
                                                   ---------        --------
     Total Revenues                                   18,022          17,904

COSTS AND EXPENSES
 Production                                           18,257          13,467
 Depreciation and depletion                            2,817           4,907
 Administrative and general                            2,277           3,121
 Exploration                                           1,958           2,140
 Interest                                              3,744           3,956
 Other                                                   217             135
                                                   ---------       ---------
     Total Costs and Expenses                         29,270          27,726
                                                   ---------       ---------
NET LOSS FROM CONTINUING
     OPERATIONS BEFORE TAXES AND
     EXTRAORDINARY ITEM                              (11,248)         (9,822)
     Income tax provision                                  1             100
                                                   ---------       ---------
NET LOSS BEFORE EXTRAORDINARY ITEM                   (11,249)         (9,922)
     Extraordinary item - early
       retirement of debt
       (net of taxes)                                  3,181              87
                                                   ---------       ---------
NET LOSS                                              (8,068)         (9,835)
     Unrealized holding gain (loss)
       on securities                                     415          (1,339)
                                                   ---------       ---------
COMPREHENSIVE LOSS                                 $  (7,653)       $(11,174)
                                                   =========       =========

NET LOSS                                           $  (8,068)       $ (9,835)
    Preferred stock dividends                              0           2,180
                                                   ---------       ---------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                              $  (8,068)       $(12,015)
                                                   =========       =========

BASIC AND DILUTED EARNINGS PER SHARE:
     Weighted average number
     of shares of Common Stock                        37,308          30,569
                                                   =========       =========

     Loss before extraordinary item                $    (.31)      $    (.39)
     Extraordinary item - early
       retirement of debt (net of taxes)                 .09             .00
                                                   ---------       ---------
     Net loss per share attributable
       to common shareholders                      $    (.22)      $    (.39)
                                                   =========       =========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ------------------------
                                                     2001             2000
                                                   ----------      ----------
                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $ (8,068)      $  (9,835)
   Add (deduct) noncash items:
   Depreciation and depletion                          2,817           4,907
   Gain on early retirement of debt (net of tax)      (3,181)            (87)
   Other                                               2,189           1,589
   Undistributed (earnings) loss on investment
     in unconsolidated subsidiary                          0            (482)
   Unrealized gain on written call options              (379)         (1,554)

   Changes in Operating Assets and Liabilities:
     Receivables                                         818           7,271
     Inventories                                       1,041          (7,637)
     Accounts payable and accrued liabilities         (1,208)         (1,965)
                                                   ---------      ----------
NET CASH USED IN OPERATING ACTIVITIES                 (5,971)         (7,793)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                (1,255)         (4,276)
   Proceeds from sales of short-term investments       5,266          12,073
   Proceeds from sale of assets                       14,733             591
   Expenditures on mining assets                      (1,977)         (3,947)
   Other                                                (259)            103
                                                   ---------      ----------
NET CASH PROVIDED BY
   INVESTING ACTIVITIES                               16,508           4,544

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of cash dividends                               -          (2,633)
   Other                                                (296)           (198)
                                                   ---------      ----------
NET CASH USED IN FINANCING ACTIVITIES                   (296)         (2,831)
                                                   ---------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $  10,241      $   (6,080)
Cash and cash equivalents at beginning
   of period                                          35,227          86,935
                                                   ---------      ----------

Cash and cash equivalents at end of period          $ 45,468      $   80,855
                                                   =========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
     During the 1st quarter of 2001 the Company repurchased $5.0 million principal amount of its outstanding 7 1/4% Convertible Subordinate Debentures in exchange for 1,787,500 shares of common stock.


See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE A:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B: Inventories

     Inventories are comprised of the following:

                                                    MARCH 31,    DECEMBER 31,
                                                      2001           2000
                                                   ----------    -----------
                                                         (In Thousands)
     In process and on leach pads                  $  43,230          43,595
     Concentrate and dore' inventory                   5,454           6,258
     Supplies                                          5,254           5,126
                                                   ---------       ---------
                                                      53,938       $  54,979
                                                   =========       =========

     Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. All other inventories are stated at the lower-of-cost or market, with cost being determined using the first-in, first-out and weighted-average-cost methods. Dore inventory includes product at the mine site and product held by refineries.

     The Handy and Harmon refinery, to which the Rochester Mine sent approximately 50% of its dore, filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company has in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold, being held pending resolution of the Bankruptcy proceeding. At this time, the Company has initiated litigation against Handy and Harmon and its former lenders in an effort to recover the gold and silver previously delivered by Coeur d'Alene Mines Corporation ("Coeur" or the "Company") to Handy and Harmon refining. The Company maintains that title to the metal was never transferred to Handy and Harmon and therefore believes it has a basis to recover all the inventory being held. The book value of such inventory at March 31, 2001 was $1.8 million.

NOTE C:  Income Taxes

     The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 2001, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE D:  Long-Term Debt

     On March 19, 2001, the Company repurchased $5 million principal amount of it's outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for 1,787,500 shares of common stock. As a result of the repurchase, the Company has recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness. The share price used as consideration was based upon market prices at the time of the transaction.

     In three additional privately negotiated transactions completed in April 2001, the Company repurchased, in aggregate, $11 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for 4,257,618 shares of common stock. As a result of the transactions completed in April, the Company expects to record an extraordinary gain of approximately $5.6 million, net of offering costs and taxes in the quarter ending June 30, 2001.

NOTE E:  Assets Available for Sale

     During the first quarter of 2001, Coeur formally engaged Macquarie North America Limited to assist with the sale of the Company's gold mining and related assets in Chile. These assets consist of the Fachinal and Petorca mines, exploration properties and other financial assets with a carrying amount of which at March 31, 2001 of approximately a net $21.4 million.

NOTE F:  Segment Reporting

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Fachinal, and Petorca mining properties, the Kensington development property, and the Company's exploration programs which includes the San Bartolome silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The Other segment includes earnings (loss) from unconsolidated subsidiaries accounted for by the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segments profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Segment Reporting
(In Thousands)

                                        Rochester   Silver Valley   Fachinal      Petorca    Exploration      Other         Total
                                       -------------------------------------------------------------------------------------------
March 31, 2001

Total net sales and revenues             $ 13,012      $  4,456     $    (54)      $   870     $     -     $   (262)     $ 18,022
==================================================================================================================================

Depreciation and amortization               2,675           703            -           133           5          331         3,847
Interest income                                 -             -         (0.8)           (2)          -         (529)         (532)
Interest expense                                -             -          574             -           -        3,169         3,744
Other Expense                                   -           131           69             -           -           17           217
Income tax (credit) expense                     -             1            -             -           -            -             1
Gain on early retirement of debt                -             -            -             -           -        3,181         3,181
Profit (loss)                               1,531           (5)          (77)         (490)       (301)      (4,478)       (3,820)

Segment assets (A)                         77,672        27,944       23,895         3,573          67       59,302       192,453
Capital expenditures for property             166           757          672             -          15          367         1,977


March 31, 2000

Total net sales and revenues             $ 12,036      $  3,577     $    188       $   586     $    73     $  1,444      $ 17,904
==================================================================================================================================

Depreciation and amortization               3,507           572        1,256            53          21          899         6,308
Interest income                                 -             -           (5)           (2)         (8)      (1,359)       (1,374)
Interest expense                                -             -            -             -           -        3,956         3,956
Income tax (credit) expense                     -             1            -             -           -           99           100
Earnings (losses) from non-consolidated
  affiliates                                    -             -            -             -           -          482           482
Gain on early retirement of debt                -             -            -             -           -           87            87
Profit (loss)                               3,169         (882)         (242)         (471)     (1,551)         421           443

Investments in non-consolidated affiliates      -             -            -             -           -       28,892        28,892
Segment assets (A)                         87,369        23,591       30,165         2,656      20,087       41,633       205,501
Capital expenditures for property             294           974        1,324            49                    1,306         3,947

Notes:
(A)   Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties


Segment Reporting
(in thousands)
                                                        2001          2000
                                                   -----------------------------
Profit (loss)
Total profit or loss from reportable segments         $ (3,820)    $     443
Depreciation expense                                    (3,847)       (6,308)
Interest expense                                        (3,744)       (3,956)
Other                                                      163             -
                                                   -----------------------------
     Loss before income taxes                         $(11,248)    $  (9,822)
                                                   =============================

Assets
Total assets for reportable segments                 $ 192,453     $ 205,501
Cash and cash equivalents                               45,468        80,855
Short-term investments                                  14,375        13,652
Other assets                                             6,781        37,420
                                                   -----------------------------
      Total consolidated assets                      $ 259,077     $ 337,428
                                                   =============================

Geographic Information
----------------------
(In thousands)                                                  Long-Lived
 2001:                                        Revenues            Assets
                                         --------------------------------------

 United States                                   $18,311           $88,795
 Chile                                                35            21,417
 Bolivia                                               -            18,881
 Other Foreign Countries                            (324)              530
                                         --------------------------------------
 Consolidated Total                              $18,022          $129,623
                                         ======================================

                                                                 Long-Lived
 2000:                                        Revenues             Assets
                                         --------------------------------------

 United States                                   $14,881          $ 93,165
 Chile                                               845            22,570
 Bolivia                                               -            19,564
 Other Foreign Countries                           2,178               691
                                         --------------------------------------
 Consolidated Total                              $17,904          $135,990
                                         ======================================


Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE G:  Hedging

     For the first quarter of 2001 the Company recorded a realized gain of approximately $.2 million in connection with the hedge program and an additional $.4 million of mark to market gain on the call options. The Company has 21,000 ounces in forward sales in its gold protection program (2001-9,000 ounces, 2002-12,000 ounces), whereby over the next two years the Company will receive an average price of $326.03.

     The following table summarizes the information at March 31, 2001 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold put and call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in Australian dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                                               Fair
                                                                                                               Value
(dollars in thousands)              2001        2002        2003        2004      Thereafter      Total       3/31/00
-------------------------------------------------------------------------------------------------------------------------

 Liabilities
    Long Term Debt                $      -    $ 26,096    $      -    $ 92,860      $ 80,198     $199,154     $ 74,909
      Fixed Rate
    Average Interest Rate           6.717%      6.782%      6.843%      7.190%        7.250%

Derivative Financial
Instruments

    Gold Forward
     Sales - USD
         Ounces                      9,000      12,000           -           -             -       21,000       $1,203
         Price Per Ounce          $ 316.51    $ 318.28    $      -    $      -      $      -

    Gold Call Options
    Sold - USD
          Ounces (1)                     -           -           -           -        56,000       56,000        $(484)
          Price Per Ounce                -    $      -    $      -    $      -      $ 345.00

    Foreign Currency
    Contracts
         Chilean Peso's            $ 5,400    $      -    $      -                  $      -     $  5,400        $(235)
          Exchange Rate
         (Chilean Peso to          $569.15    $      -    $      -    $      -      $      -
         US$)

(1)   The call options sold have a knock-out provision whereby the calls for 56,000 ounces will terminate if gold trades below $300 per ounce after December 27, 2002.

NOTE H:  New Accounting Standard

     On January 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The adoption of SFAS No. 133 has had no effect on the Company's financial statements.

NOTE I:  Federal Natural Resources Action

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

     As a result of the settlement, the Company recorded a charge to other expense of $4.2 million in the fourth quarter of 2000 which includes $3.9 million of settlement payments, the land transfer expenses and related legal fees.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        --------------------------------------------------

General
-------

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

     The average price of silver and gold in the first quarter of 2001 was $4.56 and $263 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on May ___, 2001 were $____ per ounce and $____ per ounce, respectively.

     The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, and the Petorca mine in Chile.

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

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2001 and 2000:

                                                    THREE MONTHS ENDED
                                                         March 31,
                                                 -------------------------
                                                   2001                 2000
                                                 ---------           ---------
ROCHESTER MINE
    Gold ozs.                                       19,519              15,457
    Silver ozs.                                  1,501,649           1,538,260
    Cash Costs per equiv. oz./silver                 $3.88               $4.27
    Full Costs per equiv. oz./silver                 $4.84               $5.45

GALENA MINE
    Silver ozs.                                  1,107,941             790,792
    Cash Costs per oz./silver                        $4.36               $5.82
    Full Costs per oz./silver                        $5.01               $6.54

PRIMARY SILVER MINES
                                                 ---------           ---------
    Consolidated Cash Costs per
     equivalent oz.of silver                         $4.02               $4.65
                                                 ---------           ---------

YILGARN STAR MINE (Note A)
    Gold ozs.                                          N/A               6,120
    Cash Costs per oz./gold                            N/A                $268
    Full Costs per oz./gold                            N/A                $378

FACHINAL MINE (Note B)
    Gold ozs.                                          N/A               5,415
    Silver ozs.                                        N/A             263,726
    Cash Costs per equiv. oz./gold                     N/A                $338
    Full Costs per equiv. oz./gold                     N/A                $462

PETORCA MINE
    Gold ozs.                                        7,159               5,172
    Silver ozs.                                     22,127              10,642
    Cash Costs per oz./gold                           $354                $384
    Full Costs per oz./gold                           $373                $395

PRIMARY GOLD MINES
                                                 ---------           ---------
    Consolidated Cash Costs per
     equivalent oz.of gold                            $354                $365
                                                 ---------           ---------
CONSOLIDATED TOTAL METAL PRODUCTION
    Gold ozs.                                       26,678              32,164
    Silver ozs.                                  2,631,717           2,603,390

Note A: On February 7, 2001, the Company sold its interest in the Yilgarn Star Mine, effective December 31, 2000.

Note B: The Company placed the Fachinal Mine on temporary standby effective December 7, 2000.

OPERATING HIGHLIGHTS
--------------------

North America

Rochester Mine (Nevada)
----------------------

     The Rochester Mine produced 1.5 million ounces of silver and 19,519 ounces of gold in the first quarter of 2001 compared to 1.54 million ounces of silver and 15,457 ounces of gold in the first quarter of the prior year. The increase in gold production was largely anticipated as the planned mining sequence for 2001 concentrated in a gold-rich area of the main pit. Cash costs for the period declined to $3.88 per silver equivalent ounce from $4.27 per ounce in 2000. The decline in cash costs is due in part to the higher gold production but also to the number of operating improvements carried out last year, particularly upgrading the crushing circuit, changing the blasting pattern to increase ore fragmentation and adjusting the leach solution chemistry. Additional modifications to increase crushing capacity at Rochester, will be completed by the end of May.

     To follow up on last year's very successful mine exploration program, Coeur commenced reverse circulation drilling at Rochester on March 20. By the end of the month, 12 holes comprising 5,200 feet were completed and the data is currently being analyzed. In early April, drilling commenced at the Nevada Packard satellite deposit located to the south of the main pit.

Coeur Silver Valley (Idaho)
--------------------------

     Silver production at Coeur Silver Valley (the Galena mine) increased by more than 40 percent to 1.1 million ounces in 2001 compared to 0.79 million ounces in the first quarter of last year. Total cash costs for the quarter were down in excess of 25 percent at $4.36 per ounce from $5.82 per ounce in 2000. The increase in production and decrease in cash costs was due to comprehensive underground development and optimization programs instituted in the prior year. This has provided greater access to the recently discovered high-grade vein systems at depth. These vein structures also tend to be wider than most of the vein systems mined in the upper levels and this has enabled Coeur to increase mill throughput and further lower costs.

     As the development of these deeper vein systems progressed, the mine staff completed intensive studies that supported the Company's decision to introduce trackless mining equipment in these areas. To date, trackless mining and drilling equipment have been transported underground, an underground hoist has been installed and ramp construction is well underway. Coeur expects the initial production of ore from trackless mining by the end of June of this year.

     Exploration drilling is presently underway to extend the high grade 72 vein up dip and to the west of current operations as well as the detailed evaluation of the 117 vein on the 3700 level of the mine.

Chile
-----

     Earlier this year, Coeur formally engaged Macquarie North America Limited to assist with the sale of the Company's gold holdings in Chile. These holdings consist of the Fachinal and Petorca mines, exploration properties and other financial assets.

Fachinal Mine
-------------

     Coeur suspended operations at the Fachinal mine in the fourth quarter of 2000 to evaluate and fully develop the Cerro Bayo gold-silver discovery. Although there was no mining activity in the latest quarter, surface mapping and detailed sampling programs were carried out to extend the limits of the Cerro Bayo zone, and have provided positive results.

Petorca
-------

     At Petorca, gold and silver production increased to 7,159 ounces and 22,127 ounces respectively, compared to 5,172 ounces of gold and 10,642 ounces of silver in the first quarter of 2000. Total cash costs for gold were $354 per ounce compared to $384 per ounce in the prior year's first quarter.

Australia

Yilgarn Star (Western Australia)
-------------------------------

     Consistent with the Company's stated strategy to focus primarily on the development of its silver assets, Coeur initiated a program in early 2001 to sell its non-core gold holdings. Consequently, on February 7, 2001, the Company sold its 50% shareholding in Gasgoyne Gold Mines NL ("Gasgoyne") for A$28.1 million (US$15.6 million) in cash. Gasgoyne owns 50% of the Yilgarn Star Mine located in Western Australia and certain other exploration stage properties. The purchaser was Sons of Gwalia Ltd., an Australian corporation who owned the other 50% of Gasgoyne.

     The sale was effective as at December 31, 2000, and as a result Coeur did not have an interest in the Yilgarn Star Mine's production in the first quarter of 2001.

DEVELOPMENT PROJECTS
--------------------

San Bartolome (Bolivia)
----------------------

     Late last year, Coeur completed a comprehensive prefeasibility study at its San Bartolome silver development project near the town of Potosi, Bolivia. The San Bartolome project is located adjacent to Cerro Rico mountain, one of world's historic and most prolific silver producing regions. The prefeasibility study defined a resource of 122 million contained ounces of silver of which 93 percent was classified as measured and indicated. In addition, a detailed process flow sheet design and site plan layout was completed as well as comprehensive estimates of all operating and capital costs. All data has been checked and verified by third-party engineering and geological consulting firms.

         During this year's first quarter, work continued primarily to expand the existing resource and carry out further metallurgical studies to optimize silver recoveries and possibly recover tin as a by-product. Alternate tailings disposal sites were also examined and additional baseline environmental data was collected.

     Coeur intends to commence a formal feasibility study during 2001.

RESULTS OF OPERATIONS
---------------------

     Three Months Ended March 31, 2001 Compared to Three Months
     Ended March 31, 2000.
     ----------------------------------------------------------

Revenues
--------

     Despite sharply lower realized gold and silver prices, product sales in the first quarter of 2001 increased by $3.2 million, or 21%, from the first quarter of 2000 to $18.0 million. The increase in sales is primarily attributable to increased production of silver and concentrate inventory sales from the Galena and Petorca mines. In the first quarter of 2001, the Company produced a total of 2,631,717 ounces of silver and 26,678 ounces of gold compared to 2,603,390 ounces of silver and 32,164 ounces of gold in the first quarter of 2000. In the first quarter of 2001, the Company realized average silver and gold prices of $4.52 and $270, respectively, compared with realized average prices of $5.19 and $342, respectively, in the prior year's first quarter. The decline in gold production was due primarily to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester and Petorca.

     Interest and other income in the first quarter of 2001 decreased by $3.0 million compared with the first quarter of 2000. The decrease is primarily due to a $1.2 million decrease in gains recorded on the mark to market adjustment for the call option portion of the Company's hedge program and $.7 million less interest income received as a result of lower interest rates and lower cash balances.

Costs and Expenses
------------------

     Production costs in the first quarter of 2001 increased by $4.8 million, or 36%, from the first quarter of 2000 to $18.3 million. The increase in production costs is primarily a result of increased sales for the first quarter of 2001 over the first quarter of 2000.

     Depreciation and amortization decreased in the first quarter of 2001 by $2.1 million, or 43%, from the prior year's first quarter, primarily due to no depletion or amortization taken at the Fachinal mine due to temporary suspension of operations, resulting in no production, and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

     Administrative and general expenses decreased $.8 million in the first quarter of 2001 compared to 2000, due to decreased annual incentive awards in 2001.

Net Loss
--------

     As a result of the above mentioned factors, as well as debt retirement discussed below, the Company's net loss amounted to $8.1 million in the first quarter of 2001 compared to a net loss of $9.8 million in the first quarter of 2000. The net loss attributable to common shareholders was $8.1 million for the first quarter of 2001, or $.22 per share, compared to $12.0 million for the first quarter of 2000, or $.39 per share.

Debt Reduction Program
----------------------

     One of the Company's major objectives over the past three years has been to reduce the level of its long-term debt and consequent interest payments. To the end of April 2001, Coeur had reduced its long-term debt by more than $100 million, recognizing extraordinary gains of approximately $41 million over the past three years.

     On March 19, 2001, the Company exchanged 1,787,500 of its common shares for $5 million principal value of its 7 1/4 percent Convertible Subordinated Debentures due 2005, recording an extraordinary gain of $3.0 million in the first quarter of 2001.

     On April 30, 2001, the Company announced that it completed three similar transactions, exchanging a total of 4,257,618 common shares for a principal amount of $11 million of its 7 1/4 percent Convertible Subordinated Debentures due 2005. As a consequence of these latest transactions, Coeur's total outstanding convertible debt had been reduced to $188.1 million at April 30, 2001, and annual interest expense will be decreased by approximately $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital; Cash and Cash Equivalents

     The Company's working capital at March 31, 2001 was approximately $98.5 million compared to $93.0 million at December 31, 2000. The ratio of current assets to current liabilities was 5.1 to 1.0 at March 31, 2001 compared to 4.7 to 1.0 at December 31, 2000.

     Net cash used in operating activities in the three months ended March 31, 2001 was $6.0 million compared to $7.8 million in the three months ended March 31, 2000. Net cash provided from investing activities in the 2001 period was $16.5 million compared to net cash provided in investing activities of $4.5 million in the prior year's comparable period. The cash provided in the 2001 period was attributable to net proceeds of $14.7 million received from the sale of the Company's interest in Gasgoyne and proceeds from sale of short-term investments and marketable securities of $4.0 million net of purchases in the first three months of 2001, offset by capital expenditures primarily at the Fachinal and Galena Mines, and the Kensington Development property. Net cash used in financing activities was $.3 million in the first three months of 2001, compared to $2.8 million used in the first three months of 2000. As a result of the above, cash and cash equivalents increased by $10.2 million in the first three months of 2001 compared to a decrease of $6.1 million for the comparable period in 2000.

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

     As a result of the settlement, the Company recorded a charge to other expense of $4.2 million in the fourth quarter of 2000 which includes $3.9 million of settlement payments, the land transfer expenses and related legal fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

     The Company operates in several foreign countries, specifically Bolivia and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are mark-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long term debt at March 31, 2001 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note G - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at March 31, 2001.

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits. None.

         b) Reports on Form 8-K.   None.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COEUR D'ALENE MINES CORPORATION
                                        (Registrant)


Dated May 14, 2001                      /s/ Dennis E. Wheeler
                                        -------------------------
                                        DENNIS E. WHEELER
                                        Chairman, President and
                                        Chief Executive Officer


Dated May 14, 2001                      /s/ Geoffrey A. Burns
                                        -------------------------
                                        GEOFFREY A. BURNS
                                        Vice President and
                                        Chief Financial Officer

#579928