Form 10-K/A
period 2000-12-31
COEUR D ALENE MINES CORP
filed 2001-05-23
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 2

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31,
2000

                         COEUR D'ALENE MINES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Idaho                        1-8641                   82-0109423
----------------------            ----------------        ---------------------
(State or other jurisdiction       (Commission              (IRS Employer
  of incorporation)                 File Number)          Identification Number)

    505 Front Avenue, P.O. Box "I"
        Coeur d'Alene, Idaho                                     83814
----------------------------------------                     -----------------
(Address of principal executive offices)                       (zip code)

     Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby includes the following portion of its Annual Report on Form 10-K for the year ended December 31, 2000, as set forth in the pages attached hereto:

               Part III.         Item 11.  Executive Compensation

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COEUR D'ALENE MINES CORPORATION

Date: May 16, 2001                      By: /s/Dennis E. Wheeler
                                            ---------------------------------
                                            Dennis E. Wheeler,
                                            Chairman, President and Chief
                                             Executive Officer

                         COEUR D'ALENE MINES CORPORATION


                  AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


     The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of Coeur d'Alene Mines Corporation (the "Company") is to disclose in the Summary Compensation Table under Item 11 the annual incentive payments recently awarded under the Company's Annual Incentive Plan for the year ended December 31, 2000, which amounts had not been determined at the time of the filing of Amendment No. 1 of the Form 10-K on April 30, 2001.

                                    PART III

Item 11.  Executive Compensation.
          ----------------------

     The following Summary Compensation Table sets forth the annual salary, annual bonus and long-term compensation (including stock awards, options granted and long-term incentive cash payments) earned by our Chief Executive Officer and the other four highest paid executive officers employed at the end of the year for services rendered during each of the last three years.

                                                  Summary Compensation Table

                                                                                 Long-Term Compensation
                                                                           -----------------------------------
                                                                                    Awards
                                             Annual Compensation           -------------------------   Payouts
                                     -----------------------------------                    Shares     -------
                                                            Other Annual   Common Stock   Underlying    LTIP       All Other
                                      Salary     Bonus      Compensation      Award        Options     Payouts    Compensation
Name and Principal Position   Year     ($)       ($)(1)        ($)(2)       (#shs)((3)    (#shs)(4)    ($)(5)        ($)(6)
---------------------------   ----    ------     ------     ------------   ------------   ----------   -------    ------------
Dennis E. Wheeler...........  2000   $465,167   $100,625            --          3,429          *       $2,143       $59,551
  Chairman, President &       1999    426,399    394,281            --          4,438       75,364      9,615        43,585
  Chief Executive Officer     1998    407,638    204,645            --             --       42,569         --        48,004
Geoffrey A. Burns...........  2000    199,606     28,583            --             --          *           --        19,512
  Senior Vice-President --    1999    141,100    106,144            --             --       19,656         --         3,664
  Chief Financial Officer     1998         --         --            --             --           --         --            --
Robert Martinez(7)..........  2000    252,423     35,844                          279          *          174        27,179
  Senior Vice-President --    1999    249,124    181,200            --            363       25,500        784        21,214
  Chief Operating Officer     1998    208,243     81,555            --             --       16,735         --        19,472
Robert T. Richins...........  2000    186,318     21,035                           --          *           --        16,912
  Vice President --           1999    171,216    100,206            --             --        7,686         --        13,757
  Environmental &             1998    143,179     40,996            --             --        3,739         --        13,123
  Governmental Affairs
James K. Duff...............  2000    178,625     15,938            --            209          *          130        17,817
  Vice President --           1999    157,578     84,375            --             --        7,221         --        13,972
  Business Development        1998    138,921     32,715            --             --        3,268         --        14,337

-------------
* Amounts are expected to be determined by the Compensation Committee of the Board of Directors later in 2001.

(1) Annual incentive payments under the AIP are based on target award levels established by the Compensation Committee at the beginning of each annual performance period and vary depending upon each participant's responsibilities and base salary. Awards under the AIP are paid after the annual performance period and vary from 0% to 200% of the targets based on actual performance. During each of the above years, 75% of the award value was based on the Company's overall financial performance and 25% was based on the participant's individual performance. Financial objectives underlying the measurement of the Company's performance include both total asset growth and cash flow return on total assets. The amounts reported above for 1998 and 1999 were paid in March 1999 and March 2000, respectively. The amounts reported above for 2000 were paid in May 2001.

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

(5) Reports cash payouts (not awards or the stock portion of the payouts) under the LTIP. Payments are made under the LTIP after the end of the four-year performance period after award. The above reported payments, which also are included in the above-reported salary amounts, relate to awards made in 1997 and are based on the performance period ending December 31, 2000. See note 2 to the Long-Term Incentive Plan Awards Table below for additional information regarding the LTIP.

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

     The Compensation Committee of the Company's Board of Directors is expected to make its determinations later in 2001 relating to the granting of options under the LTIP to executive officers and employees for services rendered in 2000.

     The following aggregate Option Exercises and Year-End Option Value Table sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2000. No options were exercised during 2000 by such persons.

Aggregate Option Exercises And Fiscal Year-End Option Value Table

                                                                  Number of Shares
                                                               Underlying Unexercised     Value of Unexercised
                                                                 Options at FY-End            IN-THE-MONEY
                            Shares Acquired                           (#)             Options at FY-End ($)(1))
                                on Exercise        Value            Exercisable/              Exercisable/
Name                                (#)         Realized ($)       Unexercisable              Unexercisable
----                        ---------------     ------------    --------------------  --------------------------
Dennis E. Wheeler...........        --              --              228,110/150,297              $0
Robert Martinez.............        --              --               27,016/44,413                0
Geoffrey A. Burns...........        --              --                    0/19,656                0
Robert T. Richins...........        --              --                1,813/11,367                0
James K. Duff...............        --              --                7,533/12,368                0

---------------

(1) Market value of underlying securities at exercise or year-end, minus the exercise price.

     The Compensation Committee of the Board of Directors is expected to make its determinations later in 2001 relating to the granting under the LTPSP of long-term incentive plan awards to executive officers and employees for services rendered in 2000.


#578846
                                       5