Form 10-Q/A
period 2001-03-31
COEUR D ALENE MINES CORP
filed 2001-05-31
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

                         COEUR D'ALENE MINES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Idaho                        1-8641                     82-0109423
----------------------          -----------------         ---------------------
(State or other jurisdiction       (Commission                (IRS Employer
  of incorporation)                 File Number)          Identification Number)

    505 Front Avenue, P.O. Box "I"
        Coeur d'Alene, Idaho                                      83814
 ---------------------------------------                     -----------------
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

                                   COEUR D'ALENE MINES CORPORATION


Date: May 31, 2001          By: /s/ Geoffrey A. Burns
                               -------------------------------------------------
                               Geoffrey A. Burns
                               Senior Vice President and Chief Financial Officer

                         COEUR D'ALENE MINES CORPORATION


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Coeur d'Alene Mines Corporation (the "Company") is to set forth the market prices of silver and gold as of a recent date that were inadvertently not included in the second sentence of the second paragraph of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") on page 14 of the Form 10-Q as filed on May 15, 2001. That sentence has been revised to set forth the $4.35 market price of silver and $269.05 market price of gold as of May 11, 2001. No other revisions to the MD&A are made by this amendment.


                                     PART I

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

     The average price of silver and gold in the first quarter of 2001 was $4.56 and $263 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on May 11, 2001 were $4.35 per ounce and $269.05 per ounce, respectively.

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

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2001 and 2000:

                                                       THREE MONTHS ENDED
                                                            March 31,
                                                    ------------------------
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

Australia

Yilgarn Star (Western Australia)
--------------------------------

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

San Bartolome (Bolivia)
-----------------------

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

RESULTS OF OPERATIONS
---------------------

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.
         --------------------

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