Form 10-Q
period 2001-06-30
COEUR D ALENE MINES CORP
filed 2001-08-14
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q
(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
                            -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 43,099,640 shares were issued and outstanding as of August 09, 2001.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                    3
            June 30, 2001 and December 31, 2000

            Consolidated Statements of Operations and
            Comprehensive Loss --                                             5
            Three Months and Six Months Ended June 30, 2001
            and 2000

            Consolidated Statements of Cash Flows --                          6
            Three Months and Six Months Ended June 30, 2001
            and 2000

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of                          16
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of
            Market Risk                                                      27

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                 28


SIGNATURES                                                                   29

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                    June 30,      December 31,
                                                      2001           2000
                                                    ---------      ---------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                          $ 33,057       $ 35,227
 Short-term investments                               14,873         18,344
 Receivables                                           5,783          9,710
 Inventories                                          52,339         54,979
                                                    ---------      ---------
               TOTAL CURRENT ASSETS                  106,052        118,260

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                        99,321         97,996
 Less accumulated depreciation                       (62,313)       (61,256)
                                                    ---------      ---------
                                                      37,008         36,740

MINING PROPERTIES
 Operational mining properties                       114,552        113,409
 Less accumulated depletion                          (75,012)       (71,225)
                                                    ---------      ---------
                                                      39,540         42,184
 Developmental properties                             52,661         51,800
                                                    --------       ---------
                                                      92,201         93,984

OTHER ASSETS
 Investments in unconsolidated affiliates                 -          15,264
 Notes receivable                                        238            263
 Debt issuance costs, net of accumulated
   amortization                                        2,838          3,621
 Other                                                 3,341          3,245
                                                    ---------      ---------
                                                       6,417         22,393
                                                    ---------      ---------
                                                    $241,678       $271,377
                                                    =========      =========

                 See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                    June 30,      December 31,
                                                      2001           2000
                                                    ---------      ---------
                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $  2,482          4,073
 Accrued liabilities                                   7,368         11,008
 Accrued interest payable                              3,483          4,474
 Accrued salaries and wages                            4,436          5,723
 6% convertible subordinated debentures due 2002      23,871              -
                                                    ---------      ---------
              TOTAL CURRENT LIABILITIES               41,640         25,278

LONG-TERM LIABILITIES
 6% convertible subordinated debentures
  due 2002                                             2,044         26,511
 6 3/8% convertible subordinated debentures
  due 2004                                            92,860         92,860
 7 1/4% convertible subordinated debentures
     due 2005                                         69,180         85,198
 Other long-term liabilities                          22,588         24,090
                                                    ---------      ---------
              TOTAL LONG-TERM LIABILITIES            186,672        228,659


SHAREHOLDERS' EQUITY

 Common Stock, par value $1.00 per share-
     authorized 125,000,000 shares,
     issued 44,158,851 and 38,109,279 shares
     in 2001 and 2000 (including 1,059,211
     shares held in treasury)                         44,159         38,109
 Capital surplus                                     388,495        387,625
 Accumulated deficit                                (406,637)      (394,932)
 Shares held in treasury                             (13,190)       (13,190)
 Accumulated other comprehensive income(loss)            539        (   172)
                                                    ---------      ---------

                                                      13,366         17,440
                                                    ---------      ---------
                                                    $241,678       $271,377
                                                    =========      =========

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                          COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          Three and Six Months Ended June 30, 2001 and 2000
                                             (Unaudited)

                                                      3 MONTHS ENDED             6 MONTHS ENDED
                                                         JUNE 30                    JUNE 30
                                                  ---------------------      ---------------------
                                                    2001        2000           2001         2000
                                                  ---------   ---------      ---------   ---------
                                                       (In thousands except for per share data)
REVENUES
 Product sales                                    $ 18,213    $ 28,021       $ 36,219    $ 42,862
 Interest and other                                  1,838       1,467          1,854       4,530
                                                  ---------   ---------      ---------   ---------
     Total Revenues                                 20,051      29,488         38,073      47,392

COSTS AND EXPENSES
 Production                                         17,836      25,609         36,093      39,076
 Depreciation and amortization                       2,549       5,902          5,366      10,809
 Administrative and general                          2,163       2,095          4,440       5,216
 Exploration                                         2,437       2,441          4,395       4,581
 Interest                                            3,638       3,881          7,382       7,837
 Other                                                 856       1,028          1,073       1,163
                                                  ---------   ---------      ---------   ---------
         Total Costs and Expenses                   29,479      40,956         58,749      68,682
                                                  ---------   ---------      ---------   ---------

NET LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                             (9,428)    (11,468)       (20,676)    (21,290)
     Income tax provision                                -         105              1         205
                                                  ---------   ---------      ---------   ---------
NET LOSS BEFORE EXTRAORDIANARY ITEM                 (9,428)    (11,573)       (20,677)    (21,495)
     Extraordinary item - early
       retirement of debt
       (net of taxes)                                5,791       1,111          8,972       1,198
                                                  ---------   ---------      ---------   ---------
NET LOSS                                            (3,637)    (10,462)       (11,705)    (20,297)
     Unrealized holding gain (loss)
       on securities                                   296        (185)           711      (1,649)
                                                  ---------   ---------      ---------   ---------
COMPREHENSIVE LOSS                                $ (3,341)   $(10,647)      $(10,994)   $(21,946)
                                                  =========   =========      =========   =========

NET LOSS                                            (3,637)    (10,462)       (11,705)    (20,297)
     Preferred stock dividends                          -            -              -       2,180
                                                  ---------   ---------      ---------   ---------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                             $ (3,637)   $(10,462)      $(11,705)   $(22,477)
                                                  =========   =========      =========   =========

BASIC AND DILUTED LOSS PER SHARE DATA
     Weighted average number
     of shares of Common Stock                      43,100      37,050         39,729      33,810
                                                  ========    =========      =========   =========

     Loss before extraordinary item               $  (0.21)   $  (0.31)      $  (0.52)   $  (0.70)
     Extraordinary item - early
       Retirement of debt(net of taxes)               0.13        0.03           0.23        0.04
                                                  ---------   ---------      ---------   ---------
     Net Loss per share attributable
     to Common Shareholders                       $  (0.08)   $  (0.28)      $  (0.29)   $  (0.66)
                                                  =========   =========      =========   =========

See notes to consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          Three and Six Months Ended June 30, 2001 and 2000
                                             (Unaudited)

                                                           3 MONTHS ENDED             6 MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                        ---------------------      ---------------------
                                                          2001        2000           2001         2000
                                                        ---------   ---------      ---------   ---------
                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $ (3,637)   $(10,462)      $(11,705)   $(20,297)
   Add (deduct) noncash items:
   Depreciation, depletion, and amortization               2,549       5,902          5,366      10,809
   Gain on early retirement of debt (net of taxes)        (5,791)     (1,111)        (8,972)     (1,198)
   Other                                                     622         954          2,811       2,543
   Undistributed earnings of investment
     in unconsolidated subsidiary                              -         (78)             -        (560)
   Unrealized (gain)loss on written calls                    158         511           (221)     (1,043)

   Changes in Operating Assets and Liabilities:
     Receivables                                           3,108      (2,100)         3,927       5,171
     Inventories                                           1,600       4,683          2,640      (2,954)
     Accounts payable and accrued liabilities             (8,603)     (1,391)        (9,811)     (3,356)
                                                        ---------   ---------      ---------   ---------

     NET CASH USED IN OPERATING ACTIVITIES                (9,994)     (3,092)       (15,965)    (10,885)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                      (468)     (4,187)        (1,723)     (8,463)
   Proceeds from sales of short-term investments             337           -          5,603      12,073
   Proceeds from sale of assets                                -          99         14,733         690
   Expenditures on mining assets                          (1,908)     (4,406)        (3,885)     (8,353)
   Other                                                    (303)        (20)          (562)         83
                                                        ---------   ---------      ---------   ---------

     NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                               (2,342)     (8,514)        14,166      (3,970)

CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of long-term debt                                -      (5,841)             -      (5,999)
   Payment of cash dividends                                   -           -              -      (2,633)
Other                                                        (75)       (118)          (371)       (158)
                                                        ---------   ---------      ---------   ---------
     NET CASH USED IN FINANCING ACTIVITIES                   (75)     (5,959)          (371)     (8,790)
                                                        ---------   ---------      ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                    (12,411)    (17,565)        (2,170)    (23,645)
Cash and cash equivalents at beginning
   of period                                              45,468      80,855         35,227      86,935
                                                        ---------   ---------      ---------   ---------
Cash and cash equivalents at June 30                    $ 33,057    $ 63,290       $ 33,057    $ 63,290
                                                        =========   =========      =========   =========
Supplemental Cash Flow disclosure

   During the 2nd quarter of 2001 the Company repurchased $11.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 4,257,618 shares of common stock.

   During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 1,787,500 shares of common stock.

See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE B:  Short-term Investments

     Coeur d'Alene Mines Corporation ("Coeur" or the "Company"), under the terms of its lease, self insurance, and bonding agreements with banks, lending institutions and regulator agencies, is required to collateralize a certain portion of the Company's obligations. The Company has collaterized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At June 30, 2001 and December 31, 2000, the Company had certificates of deposit under these agreements of $11.1 million and $10.4 million, respectively, restricted for this purpose.

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $17.8 million of future mine closure reclamation costs relating to the Rochester Mine recently filed for liquidation. We are currently attempting to arrange for a replacement insurer, and will be required to provide adequate financial consideration to the State of Nevada to assure our continued compliance with our reclamation liability obligation.

NOTE C: Inventories

     Inventories are comprised of the following:

                                                 JUNE 30,      DECEMBER 31,
                                                   2001            2000
                                               ------------    -----------
                                                     (In Thousands)
         In process and on leach pads          $  43,111            43,595
         Concentrate and dore' inventory           4,170             6,258
         Supplies                                  5,058             5,126
                                               ---------         ---------
                                               $  52,339         $  54,979
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

     The Handy and Harmon refinery, to which the Rochester Mine historically sent approximately 50% of its dore, filed for Chapter 11 Bankruptcy during the first quarter of 2000. The Company has in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold, which has not been returned pending resolution of the Bankruptcy proceeding. At this time, the Company has initiated litigation against Handy and Harmon and its former lenders in an effort to recover the gold and silver previously delivered by the Company to Handy and Harmon refining. The Company maintains that title to the metal was never transferred to Handy and Harmon and therefore believes it has a basis to recover the entire inventory being held. The book value of such inventory at June 30, 2001 was approximately $1.8 million.

NOTE D:  Income Taxes

     The Company has reviewed its net deferred tax asset as of June 30, 2001, together with net operating loss carry forwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE E:  Long-Term Debt

     In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased, in aggregate, $11 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for 4,257,618 shares of common stock. As a result of the transactions completed, the Company recorded an extraordinary gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of deferred offering costs and taxes.

     In the first quarter of 2001, the Company repurchased $5 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures due 2005 in exchange for 1,787,500 shares of common stock. As a result of the repurchase, the Company has recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness.

     The share price used as consideration in all of these transactions was based upon market prices at the time of each respective transaction.

     On June 29, 2001, the Company commenced an offer to exchange newly issued 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 ("13-3/8% Notes") for the Company's outstanding 7-1/4% Convertible Subordinated Debentures due October 31, 2005 ("7 1/4% Debentures"), 6-3/8% Convertible Subordinated Debentures due January 31, 2004("6-3/8% Debentures") and 6% Convertible Subordinated Debentures due June 10, 2002 ("6% Debentures") (the "Exchange Offer").

     The Company offered to issue up to a total of $71,340,000 principal amount of 13-3/8% Notes in exchange for up to 80% of its outstanding 7-1/4% and 6-3/8% Debentures and up to 25% of its outstanding 6% Debentures. The Company offered $1,000 principal amount of 13-3/8% Notes for each $2,000 principal amount of 7-1/4% or 6-3/8% Debentures, and $1,000 principal amount of 13-3/8% Notes for each $1,000 principal amount of 6% Debentures validly tendered and accepted in the exchange offer.

         The 13-3/8% Notes are Senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock, at any time following the date of issuance on August 1, 2001, and prior to maturity. The minimum conversion price is $1.35 per share, subject to adjustment. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

         On July 30, 2001 the Company completed the Exchange Offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54,530,000 of the 7-1/4% Debentures, $26,526,000 of the 6-3/8%
Debentures and $2,044,000 of the 6% Debentures.

         As a result of the Exchange Offer, the Company issued on August 1, 2001, $42,572,000 principal amount of its 13-3/8% Notes in exchange for the outstanding 7-1/4%, 6-3/8% and 6% Debentures which were tendered and accepted in the Exchange Offer.

         The Exchange Offer has reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million.

     In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the Exchange Offer, the right to purchase for cash additional 13-3/8% Notes (the "Cash Offer"). The Company sold $74,000 principal amount of 13-3/8% Notes in the Cash Offer.

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Fachinal, and Petorca mining properties, the Kensington development property, and the Company's exploration programs, which includes the San Bartolome silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals.

     Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The Other segment includes earnings from unconsolidated subsidiaries accounted for by the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segments profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Segment Reporting
(In Thousands)
                                                       Silver
                                        Rochester      Valley      Fachinal     Petorca     Exploration     Other        Total
                                      --------------------------------------------------------------------------------------------
June 30, 2001
Total net sales and revenues            $  24,408     $  8,531     $    160    $   3,451       $     -    $   1,522    $  38,073
==================================================================================================================================

Depreciation and amortization               4,501        1,459            -          265            11          609        6,846
Interest income                                 -            -            1            2             -        1,147        1,151
Interest expense                                -            -            -            -             -        7,382        7,382
Gain on forward sale contracts                  -            -            -            -             -          221          221
Income tax (credit) expense                     -            1            -            -             -            -            1
Gain on early retirement of debt                -            -            -            -             -        8,972        8,972
Profit (loss)                               2,702         (418)      (1,528)      (1,050)         (810)      (4,492)      (5,596)

Investments in non-consolidated
   affiliates                                   -            -            -            -             -           12           12
Segment assets (A)                         76,437       27,526       23,296        2,885           183       57,003      187,330
Capital expenditures for property             611        1,730          801            -            30          713        3,885

June 30, 2000

Total net sales and revenues            $  25,279     $  7,815     $  4,157    $   2,703     $     (90)   $   7,520    $  47,392
==================================================================================================================================

Depreciation and amortization               7,372        1,289        2,550          108            44        1,822       13,185
Interest income                                 -            -            8            4             9        2,520        2,542
Interest expense                                -            -           14            -             -        7,824        7,837
Income tax (credit) expense                     -            1            -            -             -          204          205
Earnings (losses) from
   non-consolidated affiliates                  -            -            -            -             -          561          561
Gain on early retirement of debt                -            -            -            -             -        1,198        1,198
Profit (loss)                               6,800         (692)      (3,367)        (844)       (2,593)         429         (267)

Investments in non-consolidated
  affiliates                                    -            -            -            -             -       28,389       28,389
Segment assets (A)                         84,763       25,361       29,042        2,534        52,055        8,046      201,800
Capital expenditures for property             760        2,508        2,048          129         2,873           34        8,353

Notes:
(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)
                                                                                 June 30,
                                                                   2001                            2000
                                                          -------------------------       ------------------------
(Loss)
------
Total loss from reportable segments                                     $ (5,596)                       $  (267)
Depreciation, depletion and amortization expense                          (6,846)                       (13,185)
Interest expense                                                          (7,382)                        (7,837)
Other                                                                       (852)                            -
                                                          -------------------------       ------------------------
     Loss before income taxes                                           $(20,676)                     $ (21,290)
                                                          =========================       ========================
                                                                                 June 30,
                                                                   2001                            2000
                                                          -------------------------       ------------------------
Assets
------
Total assets for reportable segments                                    $ 187,330                      $ 201,800
Cash and cash equivalents                                                  33,057                         63,290
Short-term investments                                                      3,951                         18,309
Other assets                                                               17,340                         36,629
                                                          -------------------------       ------------------------
      Total consolidated assets                                         $ 241,678                      $ 320,028
                                                          =========================       ========================
Geographic Information
----------------------
(In thousands)                                                                                  Long-Lived
 2001:                                                            Revenues                        Assets
                                                          -------------------------       ------------------------
 United States                                                             $36,016                        $88,394
 Chile                                                                       1,857                         21,406
 Bolivia                                                                        -                          18,850
 Other Foreign Countries                                                       200                            559
                                                          -------------------------       ------------------------
 Consolidated Total                                                        $38,073                      $ 129,209
                                                          =========================       ========================
                                                                                                Long-Lived
 2000:                                                            Revenues                        Assets
                                                          -------------------------       ------------------------
 United States                                                             $35,720                       $ 93,186
 Chile                                                                       6,774                         22,175
 Bolivia                                                                         -                         18,850
 Other Foreign Countries                                                     4,898                            662
                                                          -------------------------       ------------------------
 Consolidated Total                                                        $47,392                       $134,873
                                                          =========================       ========================

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE G:  Hedging

     For the first half of 2001 the Company recorded a realized gain of approximately $.3 million in connection with the hedge program and an additional $.2 million of mark to market gain on the call options. The Company has 34,500 ounces in forward sales in its gold protection program (2001-15,000 ounces, 2002-19,500 ounces), whereby over the next two years the Company will receive an average price of $308.28.

     The following table summarizes the information at June 30, 2001 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                                                  Fair
                                                                                                                  Value
(dollars in thousands)                2001        2002          2003         2004     Thereafter      Total      6/30/01
-------------------------------------------------------------------------------------------------------------------------
 Liabilities
    Long Term Debt (prior
    to exchange)                   $     -     $ 25,915        $    -    $ 92,860     $ 69,180      $ 187,955   $ 92,387

     Fixed Rate
    Average Interest Rate            6.717%      6.782%         6.843%     7.190%       7.250%

Derivative Financial
Instruments

    Gold Forward
     Sales - USD
      Ounces                        15,000       19,500             -           -            -         34,500   $  1,111
      Price Per Ounce              $299.42     $ 315.10        $    -    $      -     $      -

    Gold Call Options
    Sold - USD
       Ounces (1)                        -            -             -           -       56,000         56,000   $   (641)
       Price Per Ounce                   -     $      -        $    -    $      -     $ 346.46

    Foreign Currency
    Contracts
      Chilean Peso's               $ 2,700     $      -        $    -                 $      -      $   2,700   $   (251)
       Exchange Rate (Chilean
      Peso to US$)                 $573.09     $      -        $    -    $      -     $      -

(1)  The call options sold have a knock-out provision whereby the calls for 56,000 ounces will terminate if gold trades below $300 per ounce after December 27, 2002.

NOTE H:  New Accounting Standard

     In June 2001, The FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", which requires all business combinations to be accounted for using the purchase method and changes the treatment of goodwill created in a business combination. The adoption of these two statements is not expected to have an impact on the Company.

     On July 5th, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

     The standard is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the effect of adopting SFAS No. 143 on its financial statements and will adopt the statement on January 1, 2003.

NOTE I:  Litigation

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit, which represents the only suit in which the Company has been named a party. Pursuant to the terms of the Consent Decree dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement.

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

     The average price of silver and gold for the first half of 2001 was $4.48 and $266 per ounce, respectively. The market prices of silver (Handy & Harmon) and gold (London Final) on August 9, 2001 were $4.18 per ounce and $270.00 per ounce, respectively.

     The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, and the Petorca mine in Chile, which was shut-down and placed on a care and maintenance the end of July 2001.

     This document contains numerous forward-looking statements relating to the Company's gold and silver mining business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month and six-month periods ended June 30, 2001 and 2000:

                                        Three Months Ended              Six Months Ended
                                            June 30,                         June 30,
                                     ------------------------        -----------------------
                                         2001          2000             2001          2000
                                     ----------    ----------        ----------   ----------
ROCHESTER MINE
    Gold ozs.                            20,504        18,903            40,023       34,360
    Silver ozs.                       1,488,598     1,760,212         2,990,247    3,298,472
    Cash Costs per oz./silver             $3.72         $3.78             $3.80        $4.00
    Full Costs per oz./silver             $4.35         $4.91             $4.59        $5.16

Galena Mine
    Silver ozs.                       1,032,966       906,593         2,140,907    1,697,355
    Cash Costs per oz./silver             $4.61         $4.79             $4.48        $5.27
    Full Costs per oz./silver             $5.30         $5.57             $5.15        $6.02

PRIMARY SILVER MINES
    Consolidated Cash Cost per
     Equivalent oz. of silver             $3.96         $4.65             $3.99        $4.31

YILGARN STAR MINE
    Gold ozs.                               N/A         6,474               N/A       12,593
    Cash Costs per oz./gold                 N/A          $201               N/A         $234
    Full Costs per oz./gold                 N/A          $326               N/A         $352

FACHINAL MINE
    Gold ozs.                               N/A         4,004               N/A        9,419
    Silver ozs.                             N/A       295,703               N/A      559,429
    Cash Costs per oz./gold                 N/A          $379               N/A         $358
    Full Costs per oz./gold                 N/A          $517               N/A         $489

PETORCA MINE
    Gold ozs.                             6,772         6,468            13,931       11,640
    Silver ozs.                          35,611        17,297            57,738       27,939
    Cash Costs per oz./gold                $342          $339              $347         $359
    Full Costs per oz./gold                $361          $348              $367         $369

PRIMARY GOLD MINES
    Consolidated Cash Cost per
     Equivalent oz. of gold                $342          $329              $348         $323

CONSOLIDATED PRODUCTION TOTALS
    Gold ozs.                            27,276        35,849            53,954       68,012
    Silver ozs.                       2,557,174     2,979,805         5,188,891    5,583,195

Note A: On February 7, 2001, the Company sold its interest in the Yilgarn Star Mine, effective
December 31, 2000.

Note B: The Company placed the Fachinal Mine on temporary standby effective December 7, 2000.

Operating Highlights
--------------------

North America

Rochester Mine (Nevada)
----------------------

         Coeur's Rochester Mine produced 1.49 million ounces of silver and 20,504 ounces of gold during the second quarter of 2001 compared to 1.76 million ounces of silver and 18,903 ounces of gold in the second quarter of the previous year. Cash costs for the latest period declined to $3.72 per silver equivalent ounce from $3.78 per ounce in 2000.

     As planned, mining is currently taking place in a gold-rich area of the open pit, which accounts for the higher gold production and slightly lower silver production. Operations continue to benefit from a number of improvements carried out last year and earlier in the current year. The most recent of these was the installation of new crusher screens, which has already increased crusher throughput.

     Additional reverse circulation drilling was carried out at Rochester to follow up last year's excellent results. By the end of June, 47 holes totaling 21,020 feet were completed and the drill data is currently being analyzed and evaluated. Much of the drill program so far has been focused on areas to the south and west of current pit operations where additional reserves and resources can likely be developed most rapidly. At the nearby Nevada Packard deposit, Coeur has completed 38 reverse circulation holes comprising 11,360 feet, which has successfully extended mineralization, especially in the East zone discovered last year. Drilling will recommence at Nevada Packard by mid-August. Some of the best results obtained so far include 130 feet grading 4.44 silver equivalent ounces per ton from an area south of the current Rochester pit and a 110-foot intersection from the East zone at Nevada Packard, grading 8.34 silver equivalent ounces per ton.

     The Coeur Rochester team also received a Certificate of Honor from the Joseph H. Holmes Safety Association for working over 4 million hours without incurring a single fatality or permanently disabling accident.

Coeur Silver Valley (Idaho)
---------------------------

     Silver production from Coeur Silver Valley increased by almost 14 percent to 1.03 million ounces in the second quarter of 2001 compared to 0.91 million ounces in the second quarter of the prior year. Total cash costs for the quarter declined to $4.61 per ounce form $4.79 per ounce in 2000. The increase in production and corresponding decrease in cash costs is directly the result of the accelerated underground development program to develop new vein structures that are wider and higher in grade than many of the other vein systems mined to date. These vein structures are enabling Coeur to implement trackless mining in selected areas. When operational late in the third quarter, the trackless mining initiative will lead to further increases in production and reductions in cash costs.

     Most of Coeur's exploration drilling at Silver Valley this year is focused on defining and expanding the most productive vein structures, such as the 117 and 72 veins. Drilling on the 72 vein between the 4600 and 4900 levels have delineated significant high-grade resources, which is the up-dip extension of ore-grade mineralization discovered last year. More recently, the Company has begun to trace the 117 vein upward from the 3,700 level to the 3,400 level with excellent results. Development of the 117 high-grade vein on the 3,700 level is now underway.

South America

Chile
-----

     At the end of last year, Coeur made the decision to suspend operations at its Fachinal mine in Chile. This was done partially in response to high costs and low precious metals prices, but mainly to evaluate the new Cerro Bayo discovery. At the end of June, the decision was also made to suspend operations at the Petorca mine.

     In the first quarter, after careful consideration, Coeur decided to place all of its Chilean mining assets up for sale subject to receiving an appropriate price. Although this process is continuing, Coeur is concurrently carrying out a confirmation drilling program in conjunction with the development of a detailed mine plan for Cerro Bayo. Results to date indicate that mining of this new zone can provide a good economic return even at current metal prices, which Coeur is prepared to do if it does not receive an acceptable offer.

Development Projects

San Bartolome (Bolivia)
----------------------

     In 2000, Coeur completed a comprehensive feasibility study at its San Bartolome silver development project in Bolivia. Results of the study confirmed a technically feasible and economically attractive silver mining project. Coeur's study concludes that following a capital investment of $60 to $70 million, a mining and milling operation could produce, on average, approximately 6 million ounces of silver annually for eight years at an estimated cash cost of $3.50 per ounce. In addition, the study identified a number of optimization opportunities that if successful, could significantly enhance the economic returns of the project using an average life-of-mine silver price of $5.00 per ounce.

     Coeur is aggressively pursuing these optimization opportunities, which the Company believes will not only enhance the economic return but will also improve the technical merits and substantially reduce project risk. As an example, Coeur is pleased to announce that it has recently acquired substantial exploration and mining rights over a large prospective area immediately adjacent to the San Bartolome property. In mid-June, Coeur reached an agreement to secure these rights from the Bolivian State Mining Company, La Corporacion Minera de Bolivia ("Comibol") for nominal rental payments and a four percent net smelter royalty. Detailed evaluation of the area covered by the agreement is already underway. Coeur believes that these lands could provide a substantial increase in the existing 122 million-ounce resource.

     In addition, the Company is very encouraged with results obtained from its most recent technical and cost optimization studies. Coeur will continue to advance this project and intends to conduct a formal feasibility study later this year.

RESULTS OF OPERATIONS
---------------------

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.
         ---------------------------------------------------------

Revenues
--------

     Due to sharply lower realized gold and silver prices, product sales in the second quarter of 2001 decreased by $9.8 million, or 35%, from the second quarter of 2000 to $18.2 million. The decrease in sales is primarily attributable to decreased production of silver from the Rochester mine and decreased gold production from the Yilgarn Star and Fachinal mines, as well as lower gold and silver prices realized, compared to the same three month period in 2000. In the second quarter of 2001, the Company produced a total of 2,557,175 ounces of silver and 27,276 ounces of gold compared to 2,979,805 ounces of silver and 35,849 ounces of gold in the second quarter of 2000. In the second quarter of 2001, the Company realized average silver and gold prices of $4.37 and $273, respectively, compared with realized average prices of $5.04 and $310, respectively, in the prior year's second quarter. The decline in gold production was due primarily to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester and Petorca.

     Interest and other income in the second quarter of 2001 increased by $0.4 million compared with the second quarter of 2000. The increase is primarily due to gain recorded on the sale of short-term investments offset in part by lower interest income received as a result of lower interest rates and lower cash balances.

Costs and Expenses
------------------

     Production costs in the second quarter of 2001 decreased by $7.8 million, or 30%, from the second quarter of 2000 to $17.8 million. The decrease in production costs is primarily a result of decreased production at Fachinal and Yilgarn Star mines for the second quarter of 2001 from the second quarter of 2000.

     Depreciation and amortization decreased in the second quarter of 2001 by $3.4 million, or 57%, from the prior year's second quarter, primarily due to no depletion or amortization taken at the Fachinal mine due to temporary suspension of operations, resulting in no production, and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

Net Loss
--------

     As a result of the above mentioned factors, as well as debt retirement discussed below, the Company's net loss amounted to $3.6 million in the second quarter of 2001 compared to a net loss of $10.5 million in the second quarter of 2000. The net loss attributable to common shareholders was $0.08 per share for the second quarter of 2001, compared to $0.28 per share for the second quarter of 2000.


Debt Reduction Program
----------------------

     During the second quarter of 2001, the Company completed three transactions, exchanging a total of 4,257,618 common shares for a principal amount of $11 million of its 7 1/4 percent Convertible Subordinated Debentures due 2005. As a consequence of these transactions, Coeur's total outstanding convertible debt had been reduced to $188.1 million at June 30, 2001, and interest expense will decrease by approximately $1.2 million annually.

         Six Months Ended June 30, 2001 Compared to Six Months
         Ended June 30, 2000.
         -----------------------------------------------------

Revenues
--------

     Product sales in the first half of 2001 decreased by $6.5 million, or 15%, from the first half of 2000 to $36.2 million. The decrease in sales is primarily attributable to lower realized gold and silver prices and decreased production of silver from the Rochester mine and decreased gold production from the Yilgarn Star and Fachinal mines, compared to the same six month period in 2000. In the first half of 2001, the Company produced a total of 5,188,892 ounces of silver and 53,954 ounces of gold compared to 5,583,195 ounces of silver and 68,012 ounces of gold in the first half of 2000. In the first half of 2001, the Company realized average silver and gold prices of $4.45 and $272, respectively, compared with realized average prices of $5.09 and $319, respectively, in the prior year's first half. The decline in gold production was due primarily to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester and Petorca.

     Interest and other income in the first half of 2001 decreased by $2.7 million compared with the first half of 2000. The decrease is primarily due to less interest income received as a result of lower interest rates and lower cash balances and a $1.1 million gain recorded in the first half of 2000 on the mark to market adjustment of the call option portion of the Company's hedge program.

Costs and Expenses
------------------

     Production costs in the first half of 2001 decreased by $3.0 million, or 8%, from the first half of 2000 to $36.1 million. The decrease in production costs is primarily a result of decreased production at Fachinal and Yilgarn Star mines for the first half of 2001 over the first half of 2000.

     Depreciation and amortization decreased in the first half of 2001 by $5.4 million, or 50%, from the prior year's first half, primarily due to no depletion or amortization taken at the Fachinal mine due to temporary suspension of operations, resulting in no production, and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

     Administrative and general expenses decreased $.8 million in the first half of 2001 compared to 2000, due to continuing efforts to conserve cash.


Net Loss
--------

     As a result of the above mentioned factors, as well as debt retirement discussed below, the Company's net loss amounted to $11.7 million in the first half of 2001 compared to a net loss of $20.3 million in the first half of 2000. The net loss attributable to common shareholders was $0.29 per share for the first half of 2001, compared to $0.66 per share for the first half of 2000.

Debt Reduction Program
----------------------

     One of the Company's major objectives over the past three years has been to reduce the level of its long-term debt and consequent interest payments. To the end of July 2001, Coeur had reduced its long-term debt by more than $140 million, recognizing extraordinary gains of approximately $81 million over the past three years.

     On March 19, 2001, the Company exchanged 1,787,500 of its common shares for $5 million principal value of its 7 1/4 percent Convertible Subordinated Debentures due 2005, recording an extraordinary gain of $3.0 million in the first half of 2001.

     On April 30, 2001, the Company announced that it completed three similar transactions, exchanging a total of 4,257,618 common shares for a principal amount of $11 million of its 7 1/4 percent Convertible Subordinated Debentures due 2005. As a consequence of these latest transactions, Coeur's total outstanding convertible debt had been reduced to $188.1 million at April 30, 2001, and annual interest expense will decrease by approximately $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital; Cash and Cash Equivalents

     The Company's working capital at June 30, 2001 decreased by $28.6 million to approximately $64.4 million compared to $93.0 million at December 31, 2000. The decrease is primarily a result of reclassification of a portion of the Company's 6% Convertible Subordinated Debentures Due 2002 to a current liability in June 2001.

The ratio of current assets to current liabilities was 2.5 to 1.0 at June 30, 2001 compared to 4.7 to 1.0 at December 31, 2000.

     Net cash used in operating activities in the three months ended June 30, 2001 was $10.0 million compared to $3.1 million in the three months ended June 30, 2000, primarily resulting from a decrease in current liabilities. Net cash used in investing activities in the 2001 period was $2.3 million compared to net cash used in investing activities of $8.5 million in the prior year's comparable period. The decrease primarily resulted from a reduction in capital expenditures and a reduction in purchases of short-term investments. Net cash used in financing activities was $75,000 in the second quarter of 2001, compared to $6.0 million used in the second quarter of 2000. Approximately $5.9 million of debt payments were made in the second quarter of 2000. As a result of the above, cash and cash equivalents decreased by $12.4 million in the second quarter of 2001 compared to a decrease of $17.6 million for the comparable period in 2000.

     Net cash used in operating activities in the six months ended June 30, 2001 was $16.0 million compared to $10.9 million in the six months ended June 30, 2000 primarily resulting from a decrease in current liabilities. Net cash received in investing activities in the 2001 period was $14.1 million compared to net cash used in investing activities of $4.0 million in the prior year's comparable period. The decrease primarily resulted from the proceeds from the sale of the Company's 50% interest in Gasgoyne Gold Mines and a reduction in capital expenditures. Net cash used in financing activities was $371,000 in the six months of 2001, compared to $8.8 million used in the six months of 2000. Approximately $6.0 million of debt payments and approximately $2.6 million of dividend payments on the MARCS were made in the second quarter of 2000. As a result of the above, cash and cash equivalents decreased by $2.2 million in the six months of 2001 compared to a decrease of $23.6 million for the comparable period in 2000.


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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit, which represents the only suit in which the Company has been named a party. Pursuant to the terms of the Consent Decree dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement.

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


Recent Exchange Offer

     On June 29, 2001, the Company commenced an offer to exchange newly issued 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 ("13-3/8% Notes") for the Company's outstanding 7-1/4% Convertible Subordinated Debentures due October 31, 2005 ("7 1/4% Debentures"), 6-3/8% Convertible Subordinated Debentures due January 31, 2004 ("6-3/8% Debentures") and 6% Convertible Subordinated Debentures due June 10, 2002 ("6% Debentures") (the "Exchange Offer").

     The Company offered to issue up to a total of $71,340,000 principal amount of 13-3/8% Notes in exchange for up to 80% of its outstanding 7-1/4% and 6-3/8% Debentures and up to 25% of its outstanding 6% Debentures. The Company offered $1,000 principal amount of 13-3/8% Notes for each $2,000 principal amount of 7-1/4% or 6-3/8% Debentures, and $1,000 principal amount of 13-3/8% Notes for each $1,000 principal amount of 6% Debentures validly tendered and accepted in the exchange offer.

     The 13-3/8% Notes are Senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock, at any time following the date of issue on August 1, 2001, and prior to maturity. The conversion price is $1.35 per share, subject to adjustment. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

     On July 30, 2001 the Company completed the Exchange Offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54,530,000 of the 7-1/4% Debentures, $26,526,000 of the 6-3/8%
Debentures and $2,044,000 of the 6% Debentures.

     As a result of the Exchange Offer, the Company issued on August 1, 2001, $42,572,000 principal amount of its 13-3/8% Notes in exchange for the outstanding 7-1/4%, 6-3/8% and 6% Debentures which were tendered and accepted in the Exchange Offer.

     The Exchange Offer has reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million. Shareholders' equity at June 20, 2001, as adjusted for that increase, amounts to $52.0 million.

     In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the Exchange Offer, the right to purchase for cash additional 13-3/8% Notes (the "Cash Offer"). The Company sold $74,000 principal amount of 13-3/8% Notes in the Cash Offer.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The Company is exposed to various market risks as a part of its operations. As an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

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

     All of the Company's long-term debt at June 30, 2001 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note G - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at June 30, 2001.

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits.

               4. Indenture, dated as of August 1, 2001, between the registrant and The Bank of New York, as Trustee, relating to the 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003.

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



                                     COEUR D'ALENE MINES CORPORATION
                                            (Registrant)




Dated August 9, 2001                    /s/ Dennis E. Wheeler
                                        -------------------------
                                        DENNIS E. WHEELER
                                        Chairman, President and
                                        Chief Executive Officer




Dated August 9, 2001                    /s/ Geoffrey A. Burns
                                        -------------------------
                                        GEOFFREY A. BURNS
                                        Vice President and
                                        Chief Financial Officer