Form 10-Q
period 2001-09-30
COEUR D ALENE MINES CORP
filed 2001-11-14
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                _________________

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission File Number: 1-8641

                         COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified on its charter)

                 IDAHO                                   82-0109423
    -------------------------------             ----------------------------
    (State or other jurisdiction of             (I.R.S. Employer Ident. No.)
     incorporation or organization)

   P. O. Box I, Coeur d'Alene, Idaho                     83816-0316
----------------------------------------                 ----------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 44,318,312 shares were issued and outstanding as of November 12, 2001.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX



                                                                           Page
                                                                           No.
                                                                           ----

PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                     3
          September 30, 2001 and December 31, 2000

          Consolidated Statements of Operations and
          Comprehensive Income (Loss) --                                     5
          Three Months and Nine Months Ended September 30, 2001
          and 2000

          Consolidated Statements of Cash Flows --                           6
          Three Months and Nine Months Ended September 30, 2001
          and 2000

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of                           15
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                       26

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders               27

Item 6.   Exhibits and Reports on Form 8-K                                  28


SIGNATURES                                                                  29

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)



                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
ASSETS                                                  (In Thousands)

CURRENT ASSETS
  Cash and cash equivalents                      $   19,812       $   35,227
  Short-term investments                             15,241           18,344
  Receivables                                         6,290            9,710
  Inventories                                        51,706           54,979
                                                 ----------       ----------
     TOTAL CURRENT ASSETS                            93,049          118,260

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                      99,234           97,996
  Less accumulated depreciation                     (62,412)         (61,256)
                                                 ----------       ----------
                                                     36,821           36,740

MINING PROPERTIES
  Operational mining properties                     114,973          113,409
  Less accumulated depletion                        (77,087)         (71,225)
                                                 ----------       ----------
                                                     37,886           42,184
  Developmental properties                           53,166           51,800
                                                 ----------       ----------
                                                     91,052           93,984

OTHER ASSETS
  Investments in unconsolidated affiliates                -           15,264
  Debt issuance costs, net of accumulated
    amortization                                      3,412            3,621
  Other                                               4,035            3,508
                                                 ----------       ----------
                                                      7,447           22,393
                                                 ----------       ----------
                                                 $  228,369       $  271,377
                                                 ==========       ==========



See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
                                                        (In Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     2,064      $    4,073
  Accrued liabilities                                  9,050          11,008
  Accrued interest payable                             2,581           4,474
  Accrued salaries and wages                           4,532           5,723
  6% convertible subordinated
   debentures due 2002                                23,171               -
                                                 -----------      ----------
            TOTAL CURRENT LIABILITIES                 41,398          25,278

LONG-TERM LIABILITIES
  6% convertible subordinated debentures
   due June 2002                                           -          26,511
  13 3/8% convertible senior subordinated
   debentures due December 2003                       41,908               -
  6 3/8% convertible subordinated
   debentures due January 2004                        66,270          92,860
  7 1/4% convertible subordinated
   debentures due October 2005                        14,650          85,198
  Other long-term liabilities                         21,921          24,090
                                                 -----------      ----------
            TOTAL LONG-TERM LIABILITIES              144,749         228,659

SHAREHOLDERS' EQUITY

  Common Stock, par value $1.00 per share -
   authorized 125,000,000 shares, issued
   45,377,523 and 38,109,279 shares in 2001
   and 2000 (including 1,059,211 shares
   held in treasury)                                  45,378          38,109
  Capital surplus                                    388,832         387,625
  Accumulated deficit                               (379,703)       (394,932)
  Shares held in treasury                            (13,190)        (13,190)
  Accumulated other comprehensive income
   (loss)                                                907            (172)
                                                 -----------      ----------

                                                      42,222          17,440
                                                 -----------      ----------
                                                 $   228,369      $  271,377
                                                 ===========      ==========


See notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Three and Nine Months Ended September 30, 2001 and 2000
                                          (Unaudited)

                                          3 MONTHS ENDED                9 MONTHS ENDED
                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                            (In thousands except for per share data)

REVENUES
  Product sales                     $    16,224    $    26,490    $    52,443    $    69,352
  Interest and other                        842          3,234          2,696          7 764
                                    -----------    -----------    -----------    -----------
    Total Revenues                       17,066         29,724         55,139         77,116

COSTS AND EXPENSES
  Production                             16,028         24,440         52,121         63,516
  Depreciation and depletion              2,678          4,810          8,044         15,619
  Administrative and general              2,561          2,320          7,001          7,536
  Exploration                             2,750          1,846          7,145          6,427
  Interest                                3,466          3,761         10,848         11,598
  Other                                   1,909            995          2,982          2,158
                                    -----------    -----------    -----------    -----------

    Total Costs and Expenses             29,392         38,172         88,141        106,854
                                    -----------    -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                 (12,326)        (8,448)       (33,002)       (29,738)
  Income tax benefit (provision)             15           (110)            14           (315)
                                    -----------    -----------    -----------    -----------
NET LOSS BEFORE EXTRAORDIANARY
 ITEM                                   (12,311)        (8 558)       (32,988)       (30,053)
  Extraordinary item - early
    retirement of debt (net of
    taxes)                               39,245            102         48,217          1,300
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                        26,934         (8,456)        15,229        (28,753)
  Unrealized holding gain (loss)
   on securities                            367            (68)         1,078         (1,717)
                                    -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME (LOSS)         $    27,301    $    (8,524)   $    16,307    $   (30,470)
                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS)                   $    26,934    $    (8,456)   $    15,229    $   (28,753)
     Preferred stock dividends                -              -              -          2,180
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON SHAREHOLDERS             $    26,934    $    (8,456)   $    15,229    $   (30,933)
                                    ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME (LOSS)
 PER SHARE DATA
  Weighted average number
  of shares of Common Stock              43,639         37,050         41,047         34,898
                                    ===========    ===========    ===========    ===========

  Net loss before extraordinary
   item                             $     (0.28)   $     (0.23)   $     (0.80)   $     (0.92)
  Extraordinary item - early
    Retirement of debt(net of
    taxes)                                 0.90              -           1.17           0.03
                                    -----------    -----------    -----------    -----------

  Net Income (loss) per share
   attributable to Common
   Shareholders                     $      0.62    $     (0.23)   $      0.37    $     (0.89)
                                    ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    Three and Nine Months Ended September 30, 2001 and 2000
                                          (Unaudited)
                                                3 MONTHS ENDED                9 MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------    --------------------------
                                              2001           2000           2001           2000
                                          -----------    -----------    -----------    -----------
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $    26,934    $    (8,456)   $    15,229    $   (28,753)
  Add (deduct) noncash items:
  Depreciation and depletion                    2,678          4,810          8,044         15,619
  Gain on early retirement of debt
   (net of taxes)                             (39,245)          (100)       (48,217)        (1,300)
  Other                                           743          2,038          3,554          4,583
  Undistributed earnings of investment
   in unconsolidated subsidiary                                       -           (319)             -           (879)
  Unrealized gain on written calls               (259)        (2,146)          (480)        (3,189)

  Changes in Operating Assets and
   Liabilities:
    Receivables                                  (508)        (3,112)         3,419          2,059
    Inventories                                   186          1,317          2,826         (1,637)
    Accounts payable and accrued
     liabilities                                 (311)          (211)       (10,122)        (3,567)
                                          -----------    -----------    -----------    -----------

      NET CASH USED IN OPERATING
       ACTIVITIES                              (9,782)        (6,179)       (25,747)       (17,064)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchases of short-term investments               -         (2,327)        (1,255)       (10,790)
  Proceeds from sales of
   short-term investments                           -          1,700          5,603         13,773
  Proceeds from sale of assets                      -           (425)        14,733         (1,411)
  Expenditures on mining assets                  (900)        (4,423)        (5,253)       (11,790)
  Other                                            (5)           (11)          (567)            72
                                          -----------    -----------    -----------    -----------

      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                      (905)        (5,376)        13,261         (9,346)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Retirement of long-term debt                   (445)          (241)          (753)        (6,240)
  Payment of cash dividends                        -               -              -         (2,180)
  Payment of Exchange Offer costs              (1,951)             -         (1,951)             -
  Other                                          (162)          (111)          (225)          (269)
                                          -----------    -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES          (2,558)          (352)        (2,929)        (9,142)
                                          -----------    -----------    -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS         (13,245)       (11,907)       (15,415)       (35,552)
  Cash and cash equivalents at
   beginning of period                         33,057         63,290         35,227         86,935
                                          -----------    -----------    -----------    -----------
  Cash and cash equivalents at
   September 30                           $    19,812    $    51,383    $    19,812    $    51,383
                                          ===========    ===========    ===========    ===========

Supplemental Cash Flow disclosure:
     During the 3rd quarter of 2001, the Company issued a total of $43.2 million principal amount of
13 3/8% Convertible Senior Subordinated Notes in connection with an exchange offer extended to the holders of outstanding convertible subordinated debentures. See Note F.
     During the 3rd quarter of 2001, $1.3 million of the newly issued 13 3/8% notes were converted to approximately 1.2 million shares of common stock.
     During the 2nd quarter of 2001 the Company repurchased $11.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 4,257,618 shares of common stock.
     During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 1,787,500 shares of common stock.


See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE B  : Cash and Available Operating Cash

     Available operating cash as of September 30, 2001, consists of $35.1 million of cash, cash equivalents and short-term investments. In June 2002, the Company is obligated to repay its 6 3/8% Convertible Debentures that are currently recorded at $23.2 million. Additionally, as of September 30, 2001, $11.1 million of the short-term investments collateralize reclamation bonds. These items, together with its recent operating deficits, its remaining debt service costs and capital development plans, require that the Company continue to aggressively pursue further opportunities to reduce debt, restructure its reclamation bonding requirements, and/or sell certain of its assets in order to enhance its financial position.

NOTE C: Short-term Investments

     Coeur d'Alene Mines Corporation ("Coeur" or the "Company"), under the terms of its lease, self insurance, and bonding agreements with banks, lending institutions and regulator agencies, is required to collateralize a certain portion of the Company's obligations. The

Company has collaterized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At September 30, 2001 and December 31, 2000, the Company had certificates of deposit under these agreements of $11.1 million and $10.4 million, respectively, restricted for this purpose.

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $17.8 million of future mine closure reclamation costs relating to the Rochester Mine recently filed for liquidation. We are currently working with the State of Nevada to provide financial assurance satisfactory to the State to our future reclamation liability obligation. Such financial assurance could be in the form of a replacement bond, cash or security interest in the Rochester mine or combination thereof.

NOTE D: Inventories

     Inventories are comprised of the following:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2001               2000
                                               -------------      ------------
                                                         (In thousands)
     In process and on leach pads                 $ 43,875          $ 43,595
     Concentrate and dore' inventory                 2,783             6,258
     Supplies                                        5,048             5,126
                                                  --------          --------
                                                  $ 51,706          $ 54,979
                                                  ========          ========

     Inventories of ore on leach pads and in the milling process are valued based on the lower of market or actual costs incurred, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. All other inventories are stated at the lower-of-cost or market, with cost being determined using the first-in, first-out and weighted-average-cost methods. Dore inventory includes product at the mine site and product held by refineries.

     The Handy and Harmon refinery, to which the Rochester Mine historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy during the first quarter of 2000. The Company has in inventory, at the refinery, approximately 67,000 ounces of silver and approximately 5,000 ounces of gold, which has not been returned pending resolution of the bankruptcy proceeding. At this time, the Company has initiated litigation against Handy and Harmon and its former lenders in an effort to recover the gold and silver previously delivered by the Company to Handy and Harmon refining. The Company maintains that title to the metal was never transferred to Handy and Harmon and therefore believes it has a basis to recover the inventory being held. The fair value of such inventory at September 30, 2001 was estimated at $1.2 million. Handy & Harmon's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harmon as a partial payment under the plan.

NOTE E:  Income Taxes

     The Company has reviewed its net deferred tax asset as of September 30, 2001, together with net operating loss carry forwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE F:  Long-Term Debt

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

     The 13-3/8% Notes are senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock, at any time following the date of issuance on August 1, 2001, and prior to maturity. The Company can elect to pay interest in cash or stock, at its sole discretion. The conversion price is $1.35 per share, subject to adjustment. At any time prior to December 31, 2003, the holders of the 13 3/8% Notes may elect to convert their Notes to equity. The Company may elect to automatically convert the Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

     On July 30, 2001 the Company completed the Exchange Offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54,530,000 of the 7-1/4% Debentures, $26,590,000 of the 6-3/8%
Debentures and $2,044,000 of the 6% Debentures.

     As a result of the Exchange Offer, the Company issued on August 1, 2001, $42,629,000 principal amount of its 13-3/8% Notes in exchange for the outstanding 7-1/4%, 6-3/8% and 6% Debentures which were tendered and accepted in the Exchange Offer.

     In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the Exchange Offer, the right to purchase for cash additional 13-3/8% Notes (the "Cash Offer"). The Company sold $25,000 principal amount of 13-3/8% Notes in the Cash Offer.

     The Exchange Offer has reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million.

     As a result of the Exchange Offer the Company recorded $39.2 million in extraordinary gain, net of offer costs. Subsequent to the Exchange Offer, $1.3 million of the 13 3/8% Notes were converted to approximately 1.2 million shares of common stock.

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

     In the first quarter of 2001, the Company repurchased $5 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures due 2005 in exchange for 1,787,500 shares of common stock. As a result of the repurchase, the Company recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness.

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Fachinal, and Petorca mining properties, the San Bartolome and Kensington development properties, and the Company's exploration programs. All operating segments are engaged in the discovery, development and/or mining of silver and gold and generate the majority of their revenues from the sale of these precious metals.

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

Segment Reporting
(In Thousands)
                                            Silver
                               Rochester    Valley     Fachinal     Petorca    Exploration     Other       Total
                               ---------   ---------   ---------   ---------   -----------   ---------   ---------
Nine Months Ended
September 30, 2001

Total net sales and revenues   $ 35,814    $ 11,703    $    221    $  5,960     $      -     $  1,441    $ 55,139
==================================================================================================================
Depreciation and amortization     6,583       2,317           -         398           17          722      10,037
Interest income                       -           -           2           3            -        1,444       1,448
Interest expense                      -           -           -           -            -       10,848      10,848
Gain on forward sale contracts        -           -           -           -            -          480         480
Income tax (credit) expense           -           1           -           -            -          (15)        (14)
Gain on early retirement of
 debt                                 -           -           -           -            -       48,217      48,217
Profit (loss)                     4,067      (1,122)     (2,861)     (1,222)      (1,110)      (7,110)     (9,357)

Segment assets (A)               75,140      28,037      23,182       1,289           55       58,168     185,869
Capital expenditures for
 property                           815       2,376         801           -            -        1,260       5,252

Nine Months Ended
 September 30, 2000

Total net sales and revenues   $ 38,810    $ 12,293    $  8,357    $  4,851     $  6,841     $   (270)   $ 45,019
==================================================================================================================
Depreciation and amortization    11,192       2,013       3,843         171           64        2,750      20,033
Interest income                       -           -          13           5           10        3,512       3,540
Interest expense                      -           -          14           1            -       11,583      11,598
Income tax (credit) expense           -           1           -           -            -          314         315
Earnings (losses) from
non-consolidated affiliates           -           -           -           -            -        1,237       1,237
Gain on early retirement of
 debt                                 -           -           -           -            -        1,300       1,300
Profit (loss)                  $ 10,957    $    209    $ (3,825)   $ (1,251)    $ (3,959)    $ (3,427)   $ (1,296)

Investments in  non-
 consolidated affiliates              -           -           -           -            -       28,071      28,071
Segment assets (A)             $  3,552    $ 26,770    $ 28,492    $  3,740     $ 53,767     $  7,217    $203,538
Capital expenditures for
 property                      $  1,669    $  4,305    $  2,281    $    387     $  4,518     $     42    $ 13,202

Notes:
(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.                          Nine Months Ended September 30,
(In Thousands)                                           2001            2000
                                                      ----------      ----------
(Loss)
Total loss from reportable segments                   $  (9,357)      $  (1,296)
Gain on Metal Hedging                                       480           3,189
Depreciation, depletion and amortization expense        (10,037)        (20,033)
Interest expense                                        (10,848)        (11,598)
Other                                                    (3,240)
                                                      ---------       ---------
     Loss before income taxes                         $ (33,002)      $ (29,738)
                                                      =========       =========

                                                 Nine Months Ended September 30,
                                                         2001            2000
                                                      ----------      ----------
Assets
Total assets for reportable segments                  $ 185,869       $ 203,538
Cash and cash equivalents                                19,812          51,383
Short-term investments                                   15,241          18,869
Other assets                                              7,447          36,104
                                                      ---------       ---------
      Total consolidated assets                       $ 228,369       $ 309,894
                                                      =========       =========

Geographic Information
(In thousands)                                                    Long-Lived
 As of September 30, 2001:                         Revenues         Assets
                                                  ----------      ----------

 United States                                    $  51,983       $  87,211
 Chile                                                3,548          21,263
 Bolivia                                                 -           18,856
 Other Foreign Countries                               (392)            543
                                                  ---------       ---------
 Consolidated Total                               $  55,139       $ 127,873
                                                  =========       =========

                                                                  Long-Lived
 As of September 30, 2000:                         Revenues         Assets
                                                  ----------      ----------

 United States                                    $  57,337       $  93,948
 Chile                                               12,937          21,467
 Bolivia                                                  -          18,856
 Other Foreign Countries                              6,842             547
                                                  ---------       ---------
 Consolidated Total                               $  77,116       $ 134,815
                                                  ========-       =========


Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H:  Hedging

     For the first nine months of 2001 the Company recorded a realized gain of approximately $.4 million in connection with the hedge program and an additional $.5 million of mark to market gain on the call options. The Company has 12,000 ounces in forward sales in its gold protection program (in 2001 4,500 ounces, and in 2002 7,500 ounces), whereby over the next two years the Company will receive an average price of $287.59 per ounce.

     The following table summarizes the information at September 30, 2001 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars.

                                                                                             Fair
                                                                                             Value
(dollars in thousands)     2001       2002       2003       2004       2005       Total     9/30/01
----------------------------------------------------------------------------------------------------

Liabilities
  Long Term Debt          $     -    $23,171    $41,908    $66,270    $14,650    $145,999   $ 78,724

   Fixed Rate
  Average Interest Rate     6.717%     6.782%     6.843%     7.190%     7.250%

Derivative Financial
Instruments

  Gold Forward
   Sales - USD
    Ounces                  4,500      7,500          -          -          -      12,000   $  1,111
    Price Per Ounce       $286.40    $288.31    $     -    $     -    $     -

  Gold Call Options
  Sold - USD
     Ounces (1)                 -          -          -          -     24,640      24,640   $   (641)
     Price Per Ounce            -    $     -    $     -    $     -    $346.46


(1)  The call options sold have a knock-out provision whereby the calls for 24,640 ounces will terminate if gold trades below $300 per ounce after December 27, 2002.

NOTE I:  New Accounting Standard

     In June 2001, The Financial Acconting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", which requires all business combinations to be accounted for using the purchase method and changes the treatment of goodwill created in a business combination. The adoption of these two statements is not expected to have an impact on the Company.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that established standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The statement provides for an initial recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability with a corresponding increase to the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational allocation method and is adjusted to reflect period-to-period changes in the liability resulting from passage of time and revisions to either timing or the amount of the original estimate. The statement is effective for fiscal years beginning after June 15, 2002 and the Company does not anticipate a significant impact upon adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that established a single accounting model, based on the framework of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001 and the Company does not expect any significant impact upon adoption.

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

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy and Harmon Refining Group, Inc., to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy and Harmon. The fair market value of the inventory has been estimated to be $1.2 million. On February 27, 2001, the Company commenced a lawsuit against Handy and Harmon and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Although the Company believes it has a basis for recovery, it is premature to predict the outcome of the lawsuit. Handy & Harmon's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harmon as a partial payment under the plan.

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

     The average market price of silver and gold for the first nine months of 2001 was $4.42 and $269 per ounce, respectively. The market prices of silver (Handy & Harmon) and gold (London Final) on November 9, 2001 were $4.10 per ounce and $277.00 per ounce, respectively.

     Results for the nine month period of 2001 include activities from the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, and the Petorca mine in Chile, which was shut-down and placed on care and maintenance at the end of August 2001.

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

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month and nine-month periods ended September 30, 2001 and 2000:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  2001         2000         2001         2000
                               ----------   ----------   ----------   ----------

ROCHESTER MINE
  Gold ozs.                        18,171       19,334       58,194       53,694
  Silver ozs.                   1,483,382    1,649,567    4,473,629    4,948,039
  Cash Costs per oz./silver         $3.80        $4.01        $3.80        $4.01
  Full Costs per oz./silver         $4.56        $5.12        $4.57        $5.15

Galena Mine
  Silver ozs.                   1,060,191    1,156,262    3,201,098    2,853,617
  Cash Costs per oz./silver         $4.97        $3.93        $4.64        $4.73
  Full Costs per oz./silver         $5.80        $4.56        $5.36        $5.43

PRIMARY SILVER MINES
  Consolidated Cash Cost per
   Equivalent oz. of silver         $4.14        $3.99        $4.04        $4.20

YILGARN STAR MINE (A)
  Gold ozs.                           N/A        6,628          N/A       19,221
  Cash Costs per oz./gold             N/A         $232          N/A         $233
  Full Costs per oz./gold             N/A         $346          N/A         $350

FACHINAL MINE (B)
  Gold ozs.                           N/A        4,449          N/A       13,868
  Silver ozs.                         N/A      240,226          N/A      799,655
  Cash Costs per oz./gold             N/A         $413          N/A         $375
  Full Costs per oz./gold             N/A         $561          N/A         $511

PETORCA MINE (C)
  Gold ozs.                         3,563        7,437       17,494       19,077
  Silver ozs.                      27,274       14,251       85,012       42,190
  Cash Costs per oz./gold            $300         $337         $339         $350
  Full Costs per oz./gold            $325         $345         $359         $359

PRIMARY GOLD MINES
  Consolidated Cash Cost per
   Equivalent oz. of gold            $300         $336         $339         $327

CONSOLIDATED PRODUCTION
 TOTALS
  Gold ozs.                        21,734       37,848       75,688      105,860
  Silver ozs.                   2,570,847    3,060,306    7,759,738    8,643,501

Note A: On February 7, 2001, the Company sold its interest in the Yilgarn Star Mine, effective December 31, 2000.

Note B: The Company placed the Fachinal Mine on temporary standby effective December 7, 2000.

Note C: The Company placed the Petorca Mine on temporary standby effective August 2001.


Operating Highlights

North America

Rochester Mine (Nevada)

     Coeur's Rochester mine produced 1.5 million ounces of silver and 18,171 ounces of gold, together equal to 2.6 million silver equivalent ounces, during the third quarter of 2001 compared to 1.6 million ounces of silver and 19,334 ounces of gold, together equal to 2.7 million silver equivalent ounces, in the third quarter of the prior year. Total cash costs for the latest three-month period declined to $3.80 per ounce as compared to $4.01 in the third quarter of 2000.

     Mining operations during the quarter were largely confined to a gold-rich section of the Rochester pit that is expected to continue for the remainder of the year. Both silver and gold output were slightly lower than the comparable quarter in 2000 solely as a result of drought conditions that have persisted throughout much of this year in Nevada which have significantly reduced solution flow to the leach pads. The Company expects that the gold and silver delivered to the leach pads during the drought period will be recovered in subsequent quarters. Despite the lower production, operating improvements instituted this year and in 2000 resulted in more than a 5% decline in cash costs from the previous year's third quarter to $3.80 per ounce.

     Coeur is continuing its program to reduce costs at Rochester as well as to replace reserves mined in 2001 and define new resources. A total of 37,000 feet in 88 reverse circulation holes have been drilled at and near the Rochester pit so far this year mainly to the south and west of the current pit boundary. Results are currently being analyzed and will be incorporated into an updated reserve model by year-end. At the Nevada Packard satellite deposit, all work required for permitting the deposit for mining has been submitted to regulatory authorities.

     In October of this year, Coeur's Rochester mine was officially presented with the Sentinels of Safety Award for metal and non-metal surface mining operations. This is the industry's highest safety award. In addition, Rochester has also received a Certificate of Honor from the Joseph H. Holmes Safety Association for working over four million hours without incurring a single permanently disabling injury or fatality.

Coeur Silver Valley - Galena Mine (Idaho)

     In the latest quarter, silver production from Coeur Silver Valley was 1.06 million ounces, down slightly from the 1.16 million ounces produced in the third quarter of 2000. For the nine months ended September 30, 2001 silver production climbed 12% to 3.2 million ounces as compared to the first nine month of 2000. Total cash costs for the current quarter rose to $4.97 per ounce compared to $3.93 per ounce in the third quarter of the prior year. Cash costs for the first nine months of 2001 declined to $4.64 per ounce compared to $4.73 per ounce in the first nine months of 2000.

     Throughout much of the most recent quarter, normal mining operations were hampered by difficult ground conditions which have also temporarily set back production from areas where the Company has implemented trackless mining. Measures have been taken to alleviate the situation and Coeur expects to be back on track with the mechanized mining initiative by late in the fourth quarter.

     Much of the exploration drilling carried out in 2001 has focused on extending the high-grade 117 vein up to and beyond the 3,400 level in the mine. The most recent results have encountered this vein structure on the 3,000 level and definition drilling continues. Work is also continuing to extend the high-grade 72 vein and Polaris Fault Zone and test a possible extension of the Silver Vein, historically one of the most prolific systems in the Galena mine at the 1,600 level. As a result of these efforts, Coeur expects to fully replace silver ounces mined in 2001.

Development Projects

South America

Cerro Bayo (Chile)

     At Coeur's Cerro Bayo property (formerly the Fachinal mine) in Southern Chile, the Company has completed a detailed three-year plan based on mining proven and probable reserves only. The plan projects annual production of approximately 70,000 gold equivalent ounces at an estimated total cash cost of $195 per ounce. The plan proposes a combination of open pit and shallow underground mining. Construction of two ramps to intersect the high grade Lucero vein, the heart of the Cerro Bayo deposit, commenced on November 1, 2001. Initial production is scheduled for May 2002. The total investment to develop Cerro Bayo for production is estimated at $5 to $6 million, which includes a significant recoverable working capital component. Independent third party studies have confirmed Coeur's belief that the mining of Cerro Bayo can provide an attractive rate of return at current gold and silver prices.

The Company has completed confirmation drilling and the latest phase of its exploration program which has led to the development of additional reserves and resources. The latest reserve and resource calculations have all been endorsed by independent third party consultants. To date, a proven and probable reserve of 217,000 gold equivalent ounces has been defined at a fully diluted average grade of 0.27 gold equivalent ounces per ton. Total reserves plus resources amount to 535,000 gold equivalent ounces at an average grade of 0.24 ounces per ton. Perhaps more significant is the fact that a majority of the reserves and resources identified to date are located in two high grade zones that average in excess of one-half ounce per ton gold equivalent. Furthermore, Coeur believes that the majority of the Cerro Bayo resources will be converted to mineable reserves as operations progress.

     Recent progress has confirmed that considerable exploration potential at Cerro Bayo remains beyond that described above. Not only have significant resources been identified, but the high-grade Lucero vein remains open at depth and along strike. Exploration drilling of the Lucero vein continues. In addition, the Company has identified a large number of high-grade veins on surface which have not as yet been drill tested.

     Coeur will continue to evaluate whether to sell any of its Chilean precious metals assets, including Cerro Bayo. Any offer must reflect the fair value of the properties and their substantial additional exploration potential.

San Bartolome  (Bolivia)

     Coeur is also pleased to report a number of positive developments at its San Bartolome silver project near Potosi, Bolivia. The final feasibility study is scheduled for completion in the first quarter of 2002. Coeur is confident that this study will succeed in upgrading a large portion of the 122-million ounce resource to proven and probable reserves. The Company recently acquired additional exploration and development rights in the immediate area. Based on work completed to date, Coeur expects a significant increase in the 122-million ounce silver resource outlined to date. In addition, a number of recent developments have enabled Coeur to continue to move this project forward:

o Coeur's wholly owned Bolivian subsidiary, Empresa Minera Manquiri S.A., has been awarded a grant of $760,000 by the U.S. Trade and Development Agency to complete the final feasibility study for the project.

o Expected favorable tax rulings in Bolivia will result in significant reductions in up front working capital requirements.

o Water rights and electric power have been secured at rates which are lower than expected.

o An alternative tailings disposal plan is being prospected which could significantly reduce capital requirements.

     The Company is also pursuing other opportunities in the Potosi area to further enhance the potential economic returns of its San Bartolome project.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.
     --------------------------------------------------------------------

Revenues

     Due to sharply lower realized gold and silver prices, product sales in the third quarter of 2001 decreased by $10.3 million, or 39%, from the third quarter of 2000 to $16.2 million. The decrease in sales is primarily attributable to decreased production of silver from the Rochester and Galena mines and decreased silver and gold production due to the suspension of operations at the Petorca and Fachinal mines and the sale of the Yilgarn star mine earlier this year, as well as lower gold and silver prices realized, compared to the same three month period in 2000. In the third quarter of 2001, the Company produced a total of 2,570,847 ounces of silver and 21,734 ounces of gold compared to 3,060,306 ounces of silver and 37,848 ounces of gold in the second quarter of 2000. In the third quarter of 2001, the Company realized average silver and gold prices of $4.26 and $278, respectively, compared with realized average prices of $4.93 and $302, respectively, in the prior year's third quarter. The decline in gold production was due primarily to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester and Petorca.

     Interest and other income in the third quarter of 2001 decreased by $2.4 million compared with the third quarter of 2000. The decrease is primarily due to $2.2 million mark to market gain on the call option portion of the Company's hedge program recorded in the third quarter of 2000 and lower interest income received as a result of lower interest rates and lower cash balances.

Costs and Expenses

     Production costs in the third quarter of 2001 decreased by $8.4 million, or 34%, from the third quarter of 2000 to $16.0 million. The decrease in production costs is primarily a result of decreased production at Fachinal for the third quarter of 2001 from the third quarter of 2000 and the sale of Yilgarn Star mine in the first quarter of 2001.

     Depreciation and amortization decreased in the third quarter of 2001 by $2.1 million, or 44%, from the prior year's third quarter, primarily due to no depletion or amortization taken at the Fachinal mine due to temporary suspension of operations, resulting in no production, and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

     Exploration expense increased $.9 million for the third quarter of 2001 over the third quarter of 2000 to $2.8 million, primarily due to increased expense at the San Bartolome and Cerro Bayo development properties.

Net Income

     As a result of the above mentioned factors, as well as the extraordinary item recorded in connection with the debt retirement discussed below under "Debt Reduction Program," the Company's net income amounted to $26.9 million in the third quarter of 2001 compared to a net loss of $8.5 million in the third quarter of 2000. The net income attributable to common shareholders was $0.62 per share for the third quarter of 2001, compared to a net loss of $0.23 per share for the third quarter of 2000.


     Nine Months Ended September 30,2001 Compared to Nine Months Ended September 30, 2000.
     ---------------------------------------------------------------------------

Revenues

     Product sales in the first half of 2001 decreased by $16.9 million, or 24%, from the first nine months of 2000 to $52.4 million. The decrease in sales is primarily attributable to lower realized gold and silver prices and decreased production of silver from the Rochester mine and decreased gold production from the Yilgarn Star, Petorca and Fachinal mines, offset in part by increased gold production at the Rochester mine, compared to the same nine month period in 2000. In the first nine months of 2001, the Company produced a total of 7,759,738 ounces of silver and 75,688 ounces of gold compared to 8,643,501 ounces of silver and 105,860 ounces of gold in the first nine months of 2000. In the first nine months of 2001, the Company realized average silver and gold prices of $4.40 and $274, respectively, compared with realized average prices of $5.05 and $310, respectively, in the prior year's first nine months. The decline in gold production was due primarily to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester.

     Interest and other income in the first nine months of 2001 decreased by $5.1 million compared with the first nine months of 2000. The decrease is primarily due to less interest income received as a result of lower interest rates and lower cash balances and a $3.3 million gain recorded in the first nine months of 2000 on the mark to market adjustment of the call option portion of the Company's hedge program.

Costs and Expenses

     Production costs in the first half of 2001 decreased by $11.4 million, or 18%, from the first nine months of 2000 to $52.1 million. The decrease in production costs is primarily a result of decreased production at Fachinal for the first nine months of 2001 over the first nine months of 2000 and the sale of Yilgarn Star mine in the first quarter of 2001.

     Depreciation and amortization decreased in the first nine months of 2001 by $7.6 million, or 48%, from the prior year's first nine months, primarily due to no depletion or amortization taken at the Fachinal mine due to temporary suspension of operations, resulting in no production, and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

     Administrative and general expenses decreased $.5 million in the first nine months of 2001 compared to 2000, due to continuing efforts to conserve cash.

     Exploration expenses increased $.7 million in the first nine months of 2001 compared to 2000, due to increased expenses at the San Bartolome and Cerro Bayo properties.

     Interest expenses decreased $.8 million in the first nine months of 2001 compared to 2000, due to the Company's debt reduction program discussed below.

Net Loss

     As a result of the above mentioned factors, as well as the extraordinary item recorded in connection with the debt retirement discussed below under "Debt Reduction Program," the Company's net income amounted to $15.2 million in the first nine months of 2001 compared to a net loss of $28.8 million in the first nine months of 2000. The net income attributable to common shareholders was $0.37 per share for the first nine months of 2001, compared to a net loss $0.89 per share for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     Available operating cash as of September 30, 2001, consists of $35.1 million of cash, cash equivalents and short-term investments. In June 2002, the Company is obligated to repay its 6 3/8%

Convertible Debentures that are currently recorded at $23.2 million. Additionally, as of September 30, 2001, $11.1 million of the short-term investments collateralize reclamation bonds. These items, together with its recent operating deficits, its remaining debt service costs and capital development plans, require that the Company continue to aggressively pursue further opportunities to reduce debt, restructure its reclamation bonding requirements, and/or sell certain of its assets in order to enhance its financial position.

     The Company's working capital at September 30, 2001 decreased by $41.3 million to approximately $51.7 million compared to $93.0 million at December 31, 2000. The decrease is primarily a result of reclassification of a portion of the Company's 6% Convertible Subordinated Debentures Due 2002 to a current liability in June 2001. The ratio of current assets to current liabilities was 2.2 to 1.0 at September 30, 2001 compared to 4.7 to 1.0 at December 31, 2000.

     Net cash used in operating activities in the quarter ended September 30, 2001 was $9.8 million compared to $6.2 million in the quarter ended September 30, 2000, primarily as a result of lower realized gold and silver prices and lower production in the comparable period. Net cash received in investing activities in the quarter ended September 30, 2001 was $.9 million compared to net cash used in investing activities of $5.4 million in the prior year's comparable period. The decrease primarily resulted from a reduction in capital expenditures. Net cash used in financing activities was $2.6 million in the quarter ended September 30, 2001, compared to $.4 million used in the quarter ended September 30, 2000. Approximately $.4 million of debt payments and approximately $2.0 million of Exchange Offer costs were paid in the third quarter 2001. As a result of the above, cash and cash equivalents decreased by $13.2 million in the third quarter of 2001 compared to a decrease of $11.9 million for the comparable period in 2000.

     Net cash used in operating activities in the nine months ended September 30, 2001 was $25.7 million compared to $17.1 million in the nine months ended September 30, 2000, primarily resulting from lower realized prices for gold and silver, lower production of gold and silver, along with decreases of certain liabilities. Net cash provided by investing activities in the 2001 period was $13.3 million compared to net cash used in investing activities of $9.3 million in the prior year's comparable period. The decrease primarily resulted from receipt of proceeds from the sale of the Company's interest in the Yilgarn Star mine in Australia. Net cash used in financing activities was $2.6 million for the first nine months of 2001, compared to $9.1 million used in the first nine months of 2000. As a result of the above, cash and cash equivalents decreased by $15.4 million in the first nine months of 2001 compared to a decrease of $35.6 million for the comparable period in 2000.

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

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy and Harmon Refining Group, Inc., to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy and Harmon. The fair market value of the inventory has been estimated to be $1.2 million. On February 27, 2001, the Company commenced a lawsuit against Handy and Harmon and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Although the Company believes it has a basis for recovery, it is premature to predict the outcome of the lawsuit. Handy & Harmon's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harmon as a partial payment under the plan.

Debt Reduction Program

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

     The 13-3/8% Notes are senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock, at any time following the date of issuance on August 1, 2001, and prior to maturity. The Company can elect to pay interest in cash or stock, at its sole discretion. The conversion price is $1.35 per share, subject to adjustment. At any time prior to December 31, 2003, the holders of the 13 3/8% Notes may elect to convert their Notes to equity. The Company may elect to automatically convert the Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

     On July 30, 2001 the Company completed the Exchange Offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54,530,000 of the 7-1/4% Debentures, $26,590,000 of the 6-3/8%
Debentures and $2,044,000 of the 6% Debentures.

     As a result of the Exchange Offer, the Company issued on August 1, 2001, $42,629,000 principal amount of its 13-3/8% Notes in exchange for the outstanding 7-1/4%, 6-3/8% and 6% Debentures which were tendered and accepted in the Exchange Offer.

     In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the Exchange Offer, the right to purchase for cash additional 13-3/8% Notes (the "Cash Offer"). The Company sold $25,000 principal amount of 13-3/8% Notes in the Cash Offer.

     The Exchange Offer has reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million.

     As a result of the Exchange Offer the Company recorded $39.2 million in extraordinary gain, net of offer costs. Subsequent to the Exchange Offer, $1.3 million of the 13 3/8% Notes were converted to approximately 1.2 million shares of common stock.

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

     In the first quarter of 2001, the Company repurchased $5 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures due 2005 in exchange for 1,787,500 shares of common stock. As a result of the repurchase, the Company recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness.

     The share price used as consideration in all of these transactions was based upon market prices at the time of each respective transaction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to various market risks as a part of its operations. As an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take at various times, the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

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

     All of the Company's long-term debt at September 30, 2001 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note H - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at September 30, 2001.

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on October 9, 2001. Of the Company's total 43,662,973 shares of common stock outstanding on August 17, 2001 (the record date), 37,555,088 shares (or 86% of the outstanding) were represented in person or by proxy at the Annual Meeting.

     The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Cecil D Andrus - 36,165,805 for and 1,389,283 withheld; Joseph C. Bennett - 36,213,296 for and 1,341,792 withheld; James J. Curran - 36,252,692 for and 1,302,396 withheld; James A. McClure - 36,191,455 for and 1,363,633 withheld; Robert E. Mellor - 36,185,045 for and 1,370,043 withheld; John H. Robinson - 36,187,525 for and 1,367,563 withheld; Timothy R. Winterer - 36,243,322 for and 1,311,766 withheld; Daniel Tellechea Salido - 36,213,827 for and 1,341,261 withheld; Xavier Garcia de Quevedo Topete - 36,214,991 for and 1,340,097 withheld; and Dennis E. Wheeler - 36,093,090 for and 1,461,998 withheld.

     The second proposal was the proposed amendment of the Company's Executive Compensation Program to authorize the reservation of an additional 1,000,000 shares of common stock for issuance under the program. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 33,185,675 shares for (representing 76% of the shares voting), 3,928,150 shares against with 441,263 shares abstaining.

     The third proposal was the proposed amendment of the Company's Non-Employee Directors' Stock Option Plan to authorize the reservation of an additional 500,000 shares of common stock for issuance under options to be granted under the plan. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 33,393,585 shares for (representing 76.48% of the shares voting), 3,708,076 shares against with 453,427 shares abstaining.

     The fourth proposal was the proposed ratification of the Board of Directors' selection of Arthur Andersen LLP as the Company's independent accounting firm for the year ended December 31, 2001. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 36,584,999 shares for (representing 83.79% of the shares voting), 596,177 shares against with 373,912 shares abstaining.

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




                                           COEUR D'ALENE MINES CORPORATION
                                                    (Registrant)




Dated November 14, 2001                    /S/ Dennis E. Wheeler
                                           -------------------------------------
                                           DENNIS E. WHEELER
                                           Chairman, President and
                                           Chief Executive Officer




Dated November 14, 2001                    /s/ Geoffrey A. Burns
                                           -------------------------------------
                                           GEOFFREY A. BURNS
                                           Vice President and
                                           Chief Financial Officer