Form 10-K
period 2001-12-31
COEUR D ALENE MINES CORP
filed 2002-03-29
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------

                          Commission File Number 1-8641

                         COEUR D'ALENE MINES CORPORATION
             (Exact name of registrant as specified in its charter)

               Idaho                           82-0109423
     -------------------------------      -----------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)

         505 Front Ave., P. O. Box "I"
            Coeur d'Alene, Idaho                                 83816
     ----------------------------------------------------     -------------
      (Address of principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

  Common Stock, par value $1.00 per share
  6 3/8% Convertible Subordinated Debentures due January 31, 2004
  7 1/4% Convertible Subordinated Debentures due October 31, 2005
  13 3/8% Convertible Senior Subordinated Notes due December 31, 2003
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 22, 2002, which was $1.23 per share.)

                                   $69,832,070

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 2002.

               56,774,041 shares of Common Stock, Par Value $1.00


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

Item 1.  Business
         --------

INTRODUCTION

     Coeur d'Alene Mines Corporation is the largest primary silver producer in North America and is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) and South America (Bolivia and Chile). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company."

OVERVIEW OF MINING PROPERTIES AND INTERESTS

     The Company's most significant mining properties and interests are:

o The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property which is located one and one-half miles south of the Rochester mine. The Company is in the process of permitting the Nevada Packard property and may commence mining there in the second half of 2002.

o Coeur owns 100% of the capital stock of Coeur Silver Valley ("Silver Valley"), which owns and operates the Galena underground silver mine that resumed production in May 1997 and owns the Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine and has operating control of several contiguous exploration properties in the Coeur d'Alene Silver Mining District of Idaho.

o Coeur owns 100% of the Cerro Bayo Mine (formerly the Fachinal Mine) in southern Chile, which is a high grade gold and silver underground mine. The Cerro Bayo deposit was discovered during 2000 and exploration drilling continued thereafter. Initial ramp development commenced in late 2001 and ore processing is scheduled to start in May 2002. The Company previously suspended operations at the Fachinal Mine, adjacent to the Cerro Bayo deposit, in December of 2000 in order to develop the Cerro Bayo Mine and prepare it for production.

o Coeur owns 100% of Empressa Minera Manquiri S.A. ("Manquiri"), a Bolivian company, that controls the mining rights for the San Bartolome silver project, which is a silver property in Bolivia where a final feasibility study is scheduled for completion in 2002. Depending on the price of silver, construction and development of San Bartolome could start in late 2002 with production commencing in 2004.

o The Company owns 100% of the Kensington Property, located north of Juneau, Alaska and is evaluating it as an underground gold mine. Optimization studies completed in 1999 and 2000 estimated cash operating costs of $200 per ounce of gold and estimated capital costs to develop the mine of approximately $150 million. Coeur is currently in the process of seeking a joint venture partner for the Kensington Property.

     Coeur also has interests in other properties which are the subject of silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

Exploratory Mining Properties

     The Company either directly or through wholly-owned subsidiaries owns, leases and has interests in certain exploration-stage mining properties located in the United States and Chile. In keeping with its overall efforts to focus its resources, the Company conducted approximately 52% of its exploration activities during 2001 on or near existing properties where infrastructure and production facilities are already in place.

SIGNIFICANT DEVELOPMENTS IN 2001

o On February 7, 2001, the Company sold (effective as of December 31, 2000) its 50% shareholding in Gasgoyne Gold Mines NL ("Gasgoyne"), which owns 50% of the Yilgarn Star Mine located in Western Australia and certain other exploration stage properties.

o In connection with its ongoing debt restructuring programs, the Company reduced its convertible indebtedness by $59.1 million during 2001, enabling the Company to record an extraordinary gain of $48.2 and significantly reduce future interest payments.

o The Company commenced the development of the 100%-owned Cerro Bayo high-grade gold and silver mine in Chile, where production is expected to begin in May 2002.

o The Company commenced a final feasibility study at its 100%-owned San Bartolome silver property in Bolivia with the assistance of a $760,000 grant from the U.S. Trade and Development Agency.

o The Company introduced trackless mining in selected areas of the Galena Mine at Silver Valley that will improve productivity and significantly reduce future cash costs.

o In March 2001, the Company entered into a final settlement agreement with the U.S. Government, which terminated the Company's involvement and obligations with respect to litigation for the cleanup of the Coeur d'Alene Basin.

o The Company was awarded the industry's top safety honor in 2001, the Sentinals of Safety Award for surface mining operations at the Company's Rochester mine near Lovelock, Nevada.

o In January 2001, the Company announced that it received notice from the New York Stock Exchange that the Company had fallen below the continued listing requirement relating to its market capitalization and shareholders' equity. During the year, the Company submitted and periodically updated a plan pursuant to which it expects to be in compliance with that listing requirement by May 27, 2002 (within 18 months of receipt of the Exchange's notice).

o The Petorca Mine, an underground and surface gold and silver mine wholly-owned and operated by Coeur in central Chile, was closed by the Company in August 2001.

SIGNIFICANT DEVELOPMENTS IN EARLY 2002

o In connection with its ongoing debt restructing programs, Coeur further reduced its convertible indebtedness by $9.1 million during the period January 1, 2002 to March 15, 2002. The Company has entered into agreements, which are expected to close before March 31, 2002 to exchange $3.4 million in face value of its 6% Convertible Subordinated Debentures due June 2002 for 3.4 million shares of the Company's common stock. In addition, $5.7 million of the Company's 13 3/8% Convertible Senior Subordinated Notes due December 2003, were voluntarily converted into 4.7 million shares of the Company's common stock per the terms of the indenture.

o The Company discovered additional high-grade gold and silver mineralization at the Cerro Bayo property in southern Chile in January and February 2002.

o In February 2002, the Company entered into agreements in principle to acquire 100% of the Martha high-grade underground silver mine from Yamana Resources Inc. The Martha mine is located in Argentina approximately 270 miles east of the Cerro Bayo Mine. Ore produced from the Martha Mine will be transported to and processed at the Cerro Bayo Mine. In addition, the Company has agreed to purchase by way of a private placement 10.0 million shares (approximately 10%) of Yamana Resources, Inc. common stock.

BUSINESS STRATEGY

     The Company's business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company's business strategy are as follows: (i) increase the Company's silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's larger primary silver producers; (ii) decrease cash costs and increase production at the Company's existing silver mining operations; (iii) acquire operating mines, exploration and/or development properties with a view to reducing the Company's cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (iv) continue to explore for new silver discoveries primarily near its existing mine sites.

SOURCES OF REVENUE

     The Rochester Mine and Silver Valley's Galena Mine, each operated by the Company, constituted the Company's principal sources of mining revenues in 2001. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past five years:

                                                                              Percentage of Total Revenues
                                     Coeur Percentage                         in Years Ended December 31,
                                       Ownership at        -----------------------------------------------------------------
Mine/Company                        December 31, 2001         1997           1998         1999          2000           2001
-------------------                -------------------        ----           ----         ----          ----           ----

Rochester Mine................               100%             40.5%          56.2%        49.2%         51.3%          68.2%
Petorca Mine(1)...............               100%             11.3            8.5          8.0           6.5            7.0
Fachinal Mine(2)..............               100               9.8           14.6          8.0           9.6            0.2
Silver Valley(3)..............               100               0.9           (0.9)         4.6          17.0           22.0
Gasgoyne(4) . . . . .                        --                5.2           12.1          9.2           9.2           (1.2)
Golden Cross Mine(5)..........                80              23.7            0.2         19.4             -              -
Other.........................               --                8.6            9.3          1.6           6.4            3.8
                                                              -----          -----        -----         -----          ----
                                                               100%           100%         100%          100%           100%
                                                              =====          =====        =====         =====          =====

(1) The Petorca Mine was closed in August 2001.

(2)  Operations at the Fachinal mine were suspended December 2000.

(3)  The Company increased its ownership interest in Silver Valley from 50% to 100%, and commenced accounting for Silver Valley on a fully consolidated basis on September 9, 1999.

(4)  The reported percentages reflect the fact that Coeur's interest in Gasgoyne's revenue was 35%
     prior to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company's interest in Gasgoyne was reported in accordance with the equity method. The Company's interest in Gasgoyne was sold on February 7, 2001.

(5)  The Company discontinued mining and milling operations at the Golden Cross Mine in New Zealand in April 1998. The revenue received in 1999 represents the net proceeds received from the settlement of the outstanding litigation with Cyprus relating to the Golden Cross mine.

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

"Heap Leaching Process" is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

"Noncash costs" are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions.

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

"Probable Reserve" is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used short-term and long-term price estimates of $4.50, $5.00 and $5.50 thereafter per ounce of silver in 2002, 2003, and 2004 thereafter respectively, and $275 and $300 thereafter per ounce of gold in 2002 and 2003 thereafter, respectively, in estimating probable reserves at December 31, 2001.

"Proven Reserves" are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used short-term and long-term price estimates of $4.50, $5.00 and $5.50 thereafter per ounce of silver in 2002, 2003, and 2004 thereafter respectively, and $275 and $300 thereafter per ounce of gold in 2002 and 2003 thereafter, respectively, in estimating probable reserves at December 31, 2001.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including estimated production data, expected operating schedules and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as "believes," "intends," "expects," "hopes," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under this Item 1, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),
(iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) the uncertainties inherent in the estimation of gold and silver ore reserves, (vi) changes that could result from the Company's future acquisition of new mining properties or businesses, (vii) the effects of environmental and other governmental regulations, and (viii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

SILVER AND GOLD MINING OPERATIONS

North America

     Rochester Mine - (World's 7th Largest Primary Silver Mine)

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

     Production at Rochester in 2001 was approximately 6.3 million ounces of silver and 78,201 ounces of gold, compared to 6.7 million ounces of silver and approximately 75,886 million ounces of gold in 2000. Mining operations for much of 2001 were confined to areas within and along the south and west boundaries of the Rochester pit. Cash costs per equivalent ounce of silver decreased by 6% to $3.65 per ounce in 2001, compared to $3.90 per ounce in 2000. Reduced cash costs were largely the result of ongoing optimization and cost cutting measures.

     The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 40,560 tons of ore and waste per day were mined from the open pit in 2001 compared to 45,760 tons per day in 2000. The average strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1.

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

     Based upon actual operating experience and certain metallurgical testing, the Company estimates recovery rates of 59% for silver and 89% for gold. The leach cycle at the Rochester Mine requires approximately seven years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years.

     A total of 152 reserve circulation and diamond drill holes were completed during 2001 comprising approximately 57,769 feet, including Nevada

Packard drilling. Coeur has continued its program to reduce costs at Rochester as well as to replace reserves mined in 2001. A total of 37,000 feet in 88 reverse circulation holes were drilled at and near the Rochester pit in 2001 mainly to the south and west of the current pit boundary. As a result of the exploration efforts, Coeur added 9.4 million tons of proven and probable reserves containing 5.6 million ounces of silver, replacing 48% of the silver reserves mined during 2001, and containing 27,000 ounces of gold, replacing 30% of the gold reserves mined during 2001.

     At the Nevada Packard satellite deposit, all work required for permitting the deposit for mining has been submitted to regulatory authorities in 2001. Mining at Nevada Packard is scheduled to commence in the second half of 2002.

     In October of 2001, Coeur's Rochester mine was presented with the Sentinals of Safety Award for metal and non-metal surface mining operations. This is a very prestigious achievement as it represents the industry's highest safety award and the dedication and commitment of Coeur's Rochester employees to mine safety. Rochester also received a Certificate of Honor from the Joseph H. Holmes Safety Association for completing over four million working hours without the incidence of a single fatality or permanently disabling injury.

     The Company's capital expenditures at the Rochester Mine totaled approximately $0.8 million in 2001. The Company plans approximately $2.2 million of capital expenditures at the mine during 2002, most of which is for Nevada Packard development, and planned expansion of the Stage IV leach pad.

     Asarco Incorporated ("Asarco"), the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $17.57 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2001.

           Year-end Proven and Probable Ore Reserves - Rochester Mine
                            (includes Nevada Packard)
                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                         53,844     51,400
        Ounces of silver per ton                               0.93       0.85
        Contained ounces of silver (000's)                   49,966     43,902
        Ounces of gold per ton                                0.008      0.007
        Contained ounces of gold                            410,000    349,000

                          Year-end Mineralized Material
                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                         65,897     61,815
        Ounces of silver per ton                               0.65       0.75
        Ounces of gold per ton                                0.005      0.005

                                 Operating Data
                                                               2000       2001
                                                               ----       ----
        Production
            Tons ore mined (000's)                           11,276     10,630
            Tons crushed/leached (000's)                     10,996     11,884
            Ore grade silver (oz./ton)                         1.10       0.98
            Ore grade gold (oz./ton)                          0.009      0.008
            Silver produced (oz.)                         6,678,274  6,348,292
            Gold produced (oz.)                              75,886     78,200

        Cost per Ounce of Silver Equivalent(1)
            Cash costs                                        $3.90      $3.65
            Noncash costs                                      1.12       0.79
                                                        -----------------------
            Total production costs                            $5.02      $4.44

     (1) Silver equivalent gold production is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to silver price. This total is then added to actual silver production for the year to determine total silver equivalent production for purposes of calculating cash and noncash costs per ounce.

       Coeur Silver Valley - (World's 11th Largest Primary Silver Mine)

     The Company acquired 50% of Silver Valley from Asarco on September 9, 1999, thereby increasing the Company's ownership interest to 100%. The benefits identified by Coeur when it consummated that acquisition included (i) an increase of 1.8 million ounces in the Company's estimated annual silver production, (ii) the addition of 16.2 million ounces of silver to its proven and probable reserves and 6.0 million ounces to its silver resources, (iii) the potential to further increase reserves and resources through systematic exploration, (iv) the potential to increase production at the Galena Mine and reduce cash costs, and (v) the consolidation of the Company's ownership position and control of Idaho's Silver Valley.

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

     Silver production at the Galena Mine in 2001 was 4.5 million ounces of silver, an increase of 12% as compared to 4.0 million ounces in 2000. Accelerated underground development has provided much improved access to the higher-grade, most productive vein systems at depth such as the 117 and 72 veins.

     Total cash costs for 2001 increased slightly to $4.62 per ounce compared to $4.59 per ounce in 2000. Cash costs would have been significantly lower than the previous year except for difficult ground conditions that temporarily restricted full access to some of the high-grade veins and set production back from areas designed for mechanized mining and bulk stoping. Measures have been taken to alleviate these problems and the mechanized mining initiative has resumed. The introduction of a new sand backfill system has also been instrumental in significant operating improvements experienced in January 2002 when cash costs declined to $4.05 per ounce of silver produced.

     A comprehensive geological study of the immediate mine area has led to a much greater understanding of the various stratigraphic and structural ore controls at Coeur Silver Valley. As a direct consequence, Coeur has been able to discover new high-grade silver veins and to more efficiently extend many of the most prolific vein systems to depth and, in some instances, back towards the upper levels of the Galena Mine. Of particular importance is the very productive 117 vein that has already been traced back up to the 3,100 level. The 2001 exploration drilling program consisted of 129 diamond drill holes totaling 39,513 feet. The Company added 210,000 tons of proven and probable reserves containing 6.0 million ounces of silver during 2001, which more than replaced reserves mined during the year.

     The Galena Mine is an underground silver-copper mine and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations.

     The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 96% in 2001 and in 2000.

     Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond has capacity for approximately nine additional years at current production rates.

     Total capital expenditures by Silver Valley at the Galena Mine in 2001 were $3.2 million of which $2.2 million was for mine development. Coeur made this significant capital investment at the Galena Mine as part of a long-term strategy to increase annual production to five million ounces.

     Silver Valley has planned for capital expenditures of approximately $2.1 million for the Galena Mine during 2002. Mine development will again account for the majority of this expenditure.

           Year-end Proven and Probable Ore Reserves - Galena Mine (1)

                                                               2000       2001
                                                              -----       ----
        Tons (000's)                                          1,621      1,634
        Ounces of silver per ton                              19.13      19.77
        Contained ounces of silver (000's)                   31,015     32,300

                        Year-end Mineralized Material (2)
                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                          1,731      1,734
        Ounces of silver per ton                              11.11      10.73

                        Operating Data (Coeur's interest)
                                                               2000       2001
                                                               ----       ----
        Production
            Tons ore milled                                 204,576    198,294
            Ore grade silver (oz./ton)                        20.43      23.66
            Recovery (%)                                         96         96
            Silver produced (oz.)                         4,013,891  4,507,652


        Cost per Ounce of Silver
            Cash costs                                        $4.59      $4.62
            Noncash costs                                      0.68       0.76
                                                          --------------------
            Total production costs                            $5.27      $5.38

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

     There was no mining activity at the Coeur Mine in 2002 and the property remained on care and maintenance. However, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings.

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

SILVER AND GOLD DEVELOPMENT PROPERTIES

     In early 2001, the Company announced its intention to consider the sale of its Chilean properties, including the Fachinal and Petorca Mines. In early 2002, the Company announced that it would no longer consider offers to purchase the Fachinal Mine and that it would commence development of the Cerro Bayo property which is located nine miles east of the Fachinal Mine processing facilities. Mining operations at the Fachinal and Petorca Mines were discontinued in December 2000 and August 2001, respectively.

South America

Chile - Cerro Bayo Mine (formerly the Fachinal Mine)

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

     Mining operations at the Fachinal Mine, which consisted of both surface and underground mining, were discontinued in December 2000 in order for the Company to focus on the development of the Cerro Bayo deposit. The Company changed the name of the Fachinal Mine to the Cerro Bayo Mine in late 2001.

     The ore processing mill at the Cerro Bayo Mine uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate previously processed at this mill was sold to third-party smelters, primarily in Japan. The mill has a design capacity of 1,650 tons per day. The Company estimates, based on operating experience, recovery rates of 90% for gold and 89% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

     During 2001, the Company aggressively continued its exploration and development program at the Cerro Bayo deposit, which is located approximately nine miles east of the processing facilities. This zone includes a vein structure named Lucero that has a greater strike length, width and grade than anything previously encountered in the district. The Cerro Bayo deposit, which consists of multiple veins and veinlettes is characterized by a surface expression of at least 8,200 feet along strike and is up to 3,300 feet in width. The Lucero vein, which at the present time contains the majority of the reserves within this zone, has been traced for more than 2,600 feet along strike and to approximately 250 feet at depth. The Lucero vein is open in all directions and contains sections that are characterized by high-grade gold and silver mineralization.

     Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo deposit commenced in November 2001 and were completed in February 2002. During construction, three additional mineralized high-grade gold and silver vein systems were discovered, the Celia, Soledad East and Andrea, in addition to a mineralized loop of the main Lucero vein. Completion of the two access ramps provided new geological information as well as new discoveries. Sampling programs on both the Lucero and Luz Eliana veins also have encountered grades and thickness in excess of reserve model expectations. Development drifting is underway to the north and south of the upper and lower access ramp along the Lucero and Luz Eliana veins toward previously delineated high-grade ore zones. Both surface and underground diamond drill programs are also underway to test these vein structures for additional high-grade gold and silver mineralization.

     Coeur previously had prepared a detailed three-year mine plan based solely on proven and probable reserves with initial production to begin in May 2002. In light of the recent discoveries, projected production in 2002 has been increased from approximately 60,000 gold equivalent ounces to 82,000 gold equivalent ounces. Total cash costs are estimated to be less than $150 per ounce in the initial year of mining operations.

     The total capital investment to develop Cerro Bayo for production is estimated at approximately $5 million to $6 million, which includes a significant recoverable working capital component. Total capital expenditures at the Cerro Bayo property in 2001 were $2.3 million and the Company plans approximately $2.5 million of additional capital expenditures there in 2002. The Company has been in contact with several banks and lending institutions interested in providing short-term project financing to cover the needs for working capital and continued development.

     During 1999, the Company exercised its option to purchase 100% of the Furioso property located approximately 50 miles southwest of the Cerro Bayo mine. The high-grade Furioso ores will be processed at the Cerro Bayo mill. During 2000, the Company completed its 11-mile portion of a new road to allow haulage of Furioso ore to Cerro Bayo at a cost of $1.8 million. The government has committed to, and is currently working to complete, the balance of the access road. Production from Furioso is expected to start in the third quarter of 2002 and will be in addition to ore mined from the Cerro Bayo deposit.

     Year-end Proven and Probable Ore Reserves (1) - Cerro Bayo Mine

                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                            787        855
        Ounces of silver per ton                               8.69       8.25
        Contained ounces of silver (000's)                    6,838      7,047
        Ounces of gold per ton                                 0.17       0.14
        Contained ounces of gold                            134,000    122,000

                        Year-end Mineralized Material (1)

                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                          2,166      1,675
        Ounces of silver per ton                               4.80       7.10
        Ounces of gold per ton                                 0.09       0.12

                                Operating Data(2)

                                                               2000       2001
                                                               ----       ----
        Production
            Tons ore milled                                 327,646         --
            Ore grade gold (oz./ton)                          0.056         --
            Ore grade silver (oz./ton)                         3.30         --
            Recovery gold (%)                                    88         --
            Recovery silver (%)                                  87         --
            Gold produced (oz.)                              16,077         --
            Silver produced (oz.)                           939,882         --

        Cost per Ounce of Gold Equivalent(3)
            Cash costs                                         $447         --
            Noncash costs                                       143         --
                                                          ---------------------
            Total production costs                             $590         --

          (1) Proven and probable ore reserves and mineralized material include the Furioso property.
          (2) Operations at the Cerro Bayo Mine were discontinued in December 2000.
          (3) Gold equivalent gold production is calculated by dividing actual silver ounces produced by the ratio of the yearly average silver price to gold price. This total is then added to actual gold production for the year to determine total gold equivalent production for purposes of calculating cash and noncash costs per ounce.

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

Chile - Petorca Mine

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

     Gold production at Petorca in 2001 was 17,945 ounces of gold and 86,599 ounces of silver compared to 26,891 ounces of gold and 57,854 ounces of silver in 2000. Total cash costs per equivalent ounce of gold in 2001 were $346 per ounce compared to $345 per ounce in 2000. The decrease in production in 2001 was attributable to the Company's decision to suspend mining operations in the third quarter of 2001, due to continuing operating loses. The Petorca mine has been placed on care and maintenance pending a significant increase in the price of gold. The Company continues to evaluate opportunities to sell the property.

     Capital expenditures at Petorca in 2001 were zero.

     Coeur has an obligation to pay the prior owner of CDE El Bronce a 3% net smelter return royalty, payable quarterly, which commenced on January 1, 1997. From July 1998 to December 2000, the prior owner agreed to a 2.4% net smelter return royalty.

            Year-end Proven and Probable Ore Reserves - Petorca Mine

                                                               2000      2001(2)
                                                               ----      ----
        Tons (000's)                                            406        313
        Ounces of silver per ton                               0.65       0.61
        Contained ounces of silver (000's)                      264        189
        Ounces of gold per ton                                 0.18       0.19
        Contained ounces of gold                             73,000     61,000

                          Year-end Mineralized Material
                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                          1,845      1,844
        Ounces of silver per ton                               0.55       0.55
        Ounces of gold per ton                                 0.25       0.25

                                 Operating Data
                                                               2000     2001(1)
                                                               ----     ----
        Production
            Tons ore milled                                 235,665    146,160
            Ore grade gold (oz./ton)                          0.126      0.127
            Ore grade silver (oz./ton)                         0.34       0.75
            Recovery gold (%)                                    91         97
            Recovery silver (%)                                  72         79
            Gold produced (oz.)                              26,891     17,945
            Silver produced (oz.)                            57,854     86,599

        Cost per Ounce of Gold (1)
            Cash costs                                         $345       $346
            Noncash costs                                         9         20
                                                          ---------------------
            Total production costs                             $354       $366

          (1)  The Company has closed the Petorca mine effective August 2001.
          (2) Stated reserves are the remaining reserve of the January 1, 2001 reserve after subtracting undiluted production during 2001.

     Bolivia - The San Bartolome Project

     Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. ("Manquiri") from Asarco on September 9, 1999. Manquiri's principal asset is the mining rights in the San Bartolome project, a silver development property located near the city of Potosi, Bolivia, on the flanks of Cerro Rico which has been a world class silver producing district for many centuries, having produced in excess of 1.0 billion ounces of silver. The San Bartolome project consists of six distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico mountain.

     The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company ("COMIBOL"). Manquiri controls 67 square kilometers of concessions (16,600 acres). The JV/lease agreements are subject to a 4% production royalty payable partially to the Cooperatives and COMIBOL. During the current exploration stage, the properties are subject to monthly payments totaling approximately US $25,500.

     Of the six pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huachajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este) and Santa Rita. During 2000, the Company completed an intensive field program which culminated in the completion of a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. Coeur retained a third party geological consulting firm to incorporate the new data from the field program in an updated resource estimate. As a result, the San Bartolome resource increased 15%, to
41.1 million tons with an average grade of 2.97 ounces of silver per ton or 122 million ounces of contained silver. Approximately 93% of the new resource is classified as measured and indicated.

     To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the resource estimation, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporated a cyanide milling flow sheet with a wet pre-concentration screen circuit. [In addition, the study identified a number of optimization opportunities, that if successful, could significantly enhance the economic returns of the project. During 2001, Coeur aggressively pursued these optimization opportunities which included: securing additional mining rights, evaluating the recovery of tin as a byproduct, process flow sheet enhancement and securing favorable in-country tax treatment.

     Prior to the project optimization work, the pre-feasibility study concluded that a 7,000 to 7,500 ton per day mining operation could be constructed at an estimated capital cost of $60 to $70 million (inclusive of working capital, owner's costs and taxes and duties). The operation would be capable of producing, on average, 5.5 to 6.0 million ounces of silver per year at an estimated cash cost of $3.50 per ounce over a projected mine life of eight to ten years.

     In the last quarter of 2001, the Company was awarded a grant of $760,000 by the U.S. Trade and Development Agency to complete a final feasibility study which is currently in progress. Originally, Coeur had planned to complete the feasibility study by the end of the first quarter of 2002. However, the completion date for the feasibility study is likely to be extended as the Company continues to evaluate positive breakthroughs on the metallurgical front, specifically the potential economic recovery of tin as a by-product. This is in addition to a number of other project improvements already secured which include favorable tax treatment, the securing of electric power and water rights significantly below initial estimates, and securing from COMIBOL additional mining rights.

     Based on the pre-feasibility study, subsequent geological work and including the pallaco extensions granted by COMIBOL, Coeur has increased its estimate of the contained silver resource to approximately 127 million ounces at San Bartolome. Once the final feasibility is completed, Coeur expects a large proportion of these resources will be upgraded to proven and probable reserves.

     Coeur expended approximately $3.7 million and $2.7 million on exploration at the San Bartolome project in 2001 and 2000, respectively, and plans approximately $3.4 million for feasibility study, additional exploration and project development expenditures during 2002.

     The San Bartolome project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. The resource estimates indicated by the geologic studies performed to date are preliminary in nature and may differ materially after further metallurgical testing is completed. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of a foreign country may also present challenges.

              Year-end Mineralized Material - San Bartolome Project

                                                               2000       2001
                                                               ----       ----
        Tons (000's)                                         41,096     40,297
        Ounces of gold per ton                                 2.97       3.14

     Alaska - Kensington Gold Project

     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30, 1995, Coeur Alaska paid to the Sellers a total of $32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net smelter return royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims.

     The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. The following proven and probable ore reserve table.

         Year-end Proven and Probable Ore Reserves - Kensington Property

                                                            2000 and 2001
                                                            -------------
        Tons (000's)                                               10,946
        Ounces of gold per ton                                       0.16
        Contained ounces of gold                                1,751,000

                          Year-end Mineralized Material

                                                            2000 and 2001
                                                            -------------
        Tons (000's)                                               12,014
        Ounces of gold per ton                                       0.12

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

     During 2000 and 2001, the Company's efforts at Kensington continued to be directed toward the permitting process and further project optimization studies. In December 1998, the Company announced the completion of the independent optimization study which contained a new mine plan that requires limited permit modifications due to the changes to the planned method of tailings disposal. Based on the results of the optimization studies completed in 1999 and 2000 the Company estimated that the project's cash operating costs could be reduced to approximately $200 per ounce of gold and total capital costs to develop the mine should be reduced to approximately $150 million.

     While not yet fully complete, continued project optimization during 2000 and 2001 has indicated that the capital cost to develop the property could be further reduced. Those optimization efforts included: 1) a proposed reduction in process throughput combined with a corresponding increase to the grade of ore to be mined, 2) a relocation of the plant site, 3) a change to the method and routing of personnel and supplies transportation, and 4) a possible alternative tailings management system. The Company will continue to examine these new alternatives given the potential capital cost savings.

     Total expenditures by the Company at the Kensington property were $1.3 million. Such expenditures were used to continue the permitting and optimization activities. The Company plans approximately $2.0 million in project expenditures during 2002, which are planned for technical support, engineering studies required to complete the modified permitting activities and site maintenance.

     During the fourth quarter of 2001, the Company performed an impairment review on the Kensington property and determined that its carrying amount for the Kensington was impaired at December 31, 2001. As a result, the Company recorded an impairment loss of $6.1 million on the investment. During 1998 the Company completed an impairment review and recorded a $121.5 million write-down pursuant to SFAS 121.

     Coeur continues to complete the permitting process. In addition, in 2002 Coeur has commenced the process of seeking a joint venture partner to assist with the development of the Kensington property. However, no assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

South America - Argentina - Martha Mine

     In February 2002, the Company announced that it had entered into agreements in principle to acquire 138,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, and to make a strategic investment in Yamana Resources Inc. ("Yamana"), a mining company with holdings in Argentina. Consummation of the transactions is subject to satisfactory completion of due diligence, regulatory approval and execution of definitive agreements. It is expected that Coeur will acquire 100% of the 138,000 acres including the Martha Mine for $2.5 million and will acquire approximately 10% of the outstanding common shares of Yamana for approximately $0.6 million. Upon consummation of the transactions, Coeur intends to commence shipment of Martha's stockpiled high-grade ore to the Cerro Bayo Mine for processing. On a gold equivalent basis, Coeur estimates that the acquisition would increase Cerro Bayo's projected 2002 production by 50%.

EXPLORATION ACTIVITY

     Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile and Bolivia. Exploration and development expenses of approximately $6.4 million and $6.7 million were incurred by the

Company in connection with exploration activities in 2001 and 2000, respectively.

     In keeping with the Company's overall efforts to focus its resources, Coeur conducted more than 38% of the 2001 exploration program on or near existing properties where infrastructure and production facilities are already in place. The Company will continue this exploration focus in 2002.

     Puchuldiza Gold Property

     On November 28, 2001, the Company signed an exploration agreement with Barrick Gold Corporation relating to Coeur's Puchuldiza gold property located approximately 155 miles northeast of the port city of Inquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property for exploration expenditures of $2.25 million over the next five years. For an additional $5.75 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick's additional expenditure of $5.75 million, plus a 50% penalty.

     Puchuldiza is considered to be geologically unique in Chile in that it appears to be a large epithermal hot spring deposit in a setting very similar to other high-grade gold depositis in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones. Geologic resource estimates calculated to date at Puchuldiza range from 492,000 to 983,000 ounces of gold depending on various cut-off grades and price assumptions. Coeur believes that there is considerable potential to expand the current near-surface resource. In addition, preliminary work has indicated that the possible existence of a large high-grade feeder system at depth underlying the near-surface mineralization.

     Other Exploration Developments

     Coeur's near mine exploration program in 2001 was devoted mainly to the discovery and development of new reserves and resources at existing operations, particularly at Cerro Bayo, Rochester and Silver Valley.

     Considerable progress was also made at Silver Valley, where the exploration significantly extended some of the most productive veins at depth and towards the upper levels of the mine. As a result of 2001's exploration activity at Silver Valley, proven and probable reserves were added which more than replaced reserves mined during the year.

     At Rochester, a major reverse circulation drilling program added new reserves and resources effectively replacing approximately 50% of the ore processed in 2001.

     Golden Cross Mine

     On April 30, 1993 the Company acquired an 80% interest in the Golden Cross Mine at which mining activities were substantially discontinued in April 1998. The mine was a gold and silver surface and underground mining operation located near Waihi, New Zealand. The Company has been completing the required reclamation work necessary in order to close the mine property and exit the country.

     During 2001 the Company incurred approximately $1.1 million in remedial and reclamation costs in an effort to complete this process. The Company is approximately 95% complete with this work and intends to file an exit strategy with the government of New Zealand in 2002.

SILVER AND GOLD PRICES

     The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (London Metal Exchange final quotation) per ounce during the periods indicated:

--------------------------------------------------------------------------------------------------------------------------
                                                       Year Ended December 31,
                ----------------------------------------------------------------------------------------------------------
                        1998                       1999                        2000                         2001
                ----------------------------------------------------------------------------------------------------------
                  High         Low          High           Low           High          Low          High           Low
                ----------------------------------------------------------------------------------------------------------
Silver          $  7.31      $  4.72      $  5.77       $  4.91       $  5.53        $  4.60      $  4.81       $  4.06
Gold            $313.15      $273.40      $325.50       $252.80       $312.70        $263.80      $293.25       $255.55
--------------------------------------------------------------------------------------------------------------------------

MARKETING

     Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 2001. In order to ensure certain minimum cash flows and reduce the impact of any declines in gold prices, however, the Company has established the prices to be received in the future for a portion of its gold production by entering into a combination of forward sales agreements and put and call options. At December 31, 2001, approximately 8% of the Company's estimated annual production of gold over the next year was committed under the Company's gold hedging program.

PROVSIONS OF THE TRANSACTION AGREEMENT AND SHAREHOLDER AGREEMENT WITH ASARCO

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

GOVERNMENT REGULATION

     General

     During 2001 the Company was not cited for any violations of environmental or operating regulations and permits. The Company's commitment to environmental responsibility has been recognized in 19 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the "Star" award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. In 1994, the Company's Chairman and Chief Executive Officer, and in 1997, the Company's Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers' Environmental Conservation Distinguished Service Award.

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

     For the years ended December 31, 2001, 2000 and 1999, the Company expended $5.5 million, $7.0 million and $7.8 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.0 million for that purpose in 2002. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

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

     Natural Resources Laws

     The Company is subject to federal and state laws designed to protect natural resources. In March 1996, the United States Government commenced a lawsuit against various defendants, including the Company, asserting claims under CERCLA and the CWA for alleged damages to federal natural resources in the Coeur d'Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. On March 16, 2001, the Company and representatives of the U.S. Government advised the United States District Court for the District of Idaho that the parties settled the suit, as more fully discussed under Item 3 below.

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

EMPLOYEES

     The number of full-time employees at December 31, 2001 of Coeur d'Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff & Office...................    26
Silver Valley - Galena Mine 1............................   223
Rochester Mine...........................................   225
Kensington Property......................................     5
Chilean Corporate Staff & Office.........................     7
Cerro Bayo Project/Fachinal Mine 1 ......................    15
Other....................................................     5
   Total.................................................   506

     1 Operations where a portion of the employees are represented by a labor union.

     The Company maintains a labor agreement at its Coeur Silver Valley mine. The agreement is effective from October 1, 1999 through December 13, 2002 and is with the United Steelworkers of America. Labor relations at all of the Company's mines are believed to be good.

RISK FACTORS

     The following information sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. References to "we," "our" and "us" in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.

If we are unable to pay our debts upon their maturity, it may be necessary for us to seek relief under Chapter 11 of the Bankruptcy Code.

     Absent an increase in precious metals prices and/or an increase in our cash flow, our large amount of indebtedness may require us to seek relief under Chapter 11 of the Bankruptcy Code. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action while the company seeks to negotiate and confirm a plan of reorganization with its creditors. We might not be successful in any attempt to confirm a plan of reorganization with our creditors. If we were to commence a Chapter 11 proceeding, we would expect our relationships with customers and our employee morale to be adversely affected. Many Chapter 11 cases are unsuccessful and virtually all involve substantial expense. When a company is unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the company usually are liquidated. Furthermore, under a Shareholder Agreement dated as of May 13, 1999 between Coeur and Asarco Incorporated, for so long as Asarco or any of its affiliates holds at least 10% of our outstanding common stock, we would need Asarco's written consent to seek relief under Chapter 11. The need for us to obtain that consent could make our pursuit of Chapter 11 relief more difficult.

     In a bankruptcy case, holders of our senior indebtedness, which amounted to approximately $1.3 million at December 31, 2001, would be entitled to receive full payment on their claims before the holders of our 13 3/8% convertible senior subordinated notes due 2003 ($35.7 million at March 15, 2002). Our 13 3/8% convertible senior subordinated notes would be senior to holders of our 6% convertible subordinated debentures due 2002, 6 3/8% convertible subordinated debentures due 2004 and 7 1/4% convertible subordinated debentures due 2005.

     We do not presently have sufficient free cash to pay the principal amount of our outstanding 6% convertible subordinated debentures due 2002 when they mature on June 10, 2002.

     As of March 22, 2002, we had outstanding $19.8 million of our 6% convertible subordinated debentures due 2002 that mature on June 10, 2002. Our cash, cash equivalents and short-term investments at December 31, 2001 totaled approximately $18.2 million. We plan to increase our liquidity to be able to fund the retirement of maturing 6% debentures by exchanging equity or debt securities for outstanding 6% debentures, arranging financing relating to the start-up of the Cerro Bayo Mine and/or the possible sale of other debt or equity securities or assets.

Our common stock may be delisted by the New York Stock Exchange if we do not comply with its listing maintenance requirements.

     Our common stock is listed on the NYSE. In November 2000, the NYSE advised us that we were not in compliance with the continued listing standard requiring a total market capitalization of publicly tradeable shares of not less than $50 million and shareholders' equity of not less than $50 million. In January 2001, we submitted to the NYSE, and have periodically updated, a plan to achieve compliance with the listing standards by May 27, 2002 (i.e., within 18 months of our receipt of the NYSE's notice). The NYSE's rules provide that our shares of common stock could be delisted if, by May 27, 2002, we are unable to (i) have our market capitalization and shareholders' equity each equal or exceed $50 million; or (ii) achieve average market capitalization over a consecutive 30 trading-day period of $60 million with either (a) shareholders' equity of at least $40 million or (b) an increase in shareholders' equity of at least $40 million since we were notified by the NYSE that we were below the continued listing standard. At December 31, 2001, our shareholders' equity was approximately $26.8 million. At March 22, 2002, our market capitalization was approximately $70 million.

     In December 2001, the NYSE notified us that because the market price of our common stock had been less than $1.00 per share for a period in excess of 30 consecutive trading days, the shares would be subject to possible delisting unless such share price deficiency is cured by the later of six months following our receipt of the Exchange's notice of the deficiency or promptly after our next annual meeting of shareholders if shareholder approval of an action relating to the deficiency is to be taken.

     Delisting of our common stock could cause a reduction in the liquidity of an investment in our common stock, convertible notes and debentures. Delisting also could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also could make it more difficult for us to raise capital in the future.

We have incurred losses in the last five years and expect to continue to do so.

     We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Significantly contributing to the losses were:

o    historically low gold market prices;

o our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness; and

o significant write-offs for impaired assets in 1998 ($223.6 million), 1999 ($20.2 million), 2000 ($21.2 million) and 2001 ($6.1 million).

     Market prices for silver and gold are currently below our full production costs for these metals. If silver and gold prices remain depressed or decline further and we are unable to reduce our production costs below prevailing price levels, our losses will continue. Because low silver and gold prices may make mining at our properties uneconomical, if these prices remain depressed or decline further, we may be required to recognize additional impairment write-downs. This would increase our operating losses.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

     As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately 18.1 million in 1997, $239.1 million in 1998, $33.3 million in 1999, $63.6 million in 2000 and $51.3 million in 2001, respectively. As of December 31, 2001, we were required to make fixed payments on the following securities:

o $23.2 million principal amount of our 6% convertible subordinated debentures due 2002, requiring annual interest payments of approximately $0.6 million until their maturity on June 10, 2002;

o $41.4 million principal amount of our 13 3/8% convertible senior subordinated notes, requiring annual interest (in cash or common stock, at our option) of approximately $5.5 million until their maturity in December 31, 2003;

o $66.3 principal amount of our 6 3/8% convertible subordinated debentures due 2004, requiring annual interest payments of approximately $4.2 million until their maturity on January 31, 2004; and

o $14.7 million principal amount of our 7 1/4% convertible subordinated debentures due 2005, requiring annual interest payments of approximately $1.1 million until their maturity on October 31, 2005.

     We do not expect that the 6%, 6-3/8% or 7-1/4% convertible subordinated debentures will be converted into common stock in the foreseeable future because the conversion price of each issue substantially exceeds the current market price of our common stock. For the period January 1, 2002 to March 15, 2002 a total of $5.7 million in principal of the 13-3/8% Notes had converted onto common stock reducing the amount outstanding to $35.7 million.

     We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $39.8 million at December 31, 2001, and, if necessary, the sale of assets or equity or debt securities. We have recently been experiencing negative cash flow from operating activities. The amount of net cash used in, as opposed to provided by, our operating activities amounted to approximately $29.9 million in 2001 and $23.8 million in 2000. The availability of future cash flow from operations or working capital to fund the payment of interest on our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market price of silver over which we have no control, is volatile and is at a historically low level that adversely affects us.

     Because we derive greater than 60% of our revenues from sales of silver, our earnings are directly related to the price of this metal.

Silver prices fluctuate widely and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

     Market prices for silver are at their lowest levels since 1995 and are currently below our full production costs. The market price of silver (as reported by Handy & Harman) on March 22, 2002 was $4.55 per ounce. The price of silver may remain depressed and may decline even further in the future. Factors that are generally understood to have contributed to the recent decline in the price of silver include sales by private and government holders, the emergence of China as a large net seller and a general global economic slowdown.

     If the silver price remains at this level for a sustained period, our net losses will continue, we may suspend mining at one or more of our properties until the price increases, and we may be required to record additional asset impairment write-downs pursuant to SFAS 121 (as discussed below).

We have recorded significant write-downs of mining properties in recent years and may have to recognize additional write-downs in the future.

     Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 121 requires a company to review the recoverability of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows.

     Recognizing impairment write-downs has hurt our results of operations in recent years. We have recorded significant write-downs of our mining properties, including write-downs effected pursuant to SFAS 121 in recent years, amounting to $218.9 million in 1998 and $16.2 million in 1999, $12.2 million in 2000 and $6.1 million in 2001. The 1998 write-downs included $54.5 million at the Petorca Mine in Chile, $42.9 million at the Fachinal Mine in Chile and $121.5 million at the Kensington property in Alaska. The Kensington property is not yet a producing property and may never become one. The 1999 write-downs consisted of $16.2 million at the Yilgarn Star Mine in Australia. The 2000 write-down included an impairment of $12.2 million for our investment in Gasgoyne Gold Mines NL. The 2001 write-down consisted of an additional impairment of $6.1 million at the Kensington property.

     While we do not believe that any of our other properties presently requires a write-down pursuant to SFAS 121, if silver prices remain depressed for a sustained period of time and/or we fail to reduce production costs or expand mineable ore reserves at our mining properties, we may recognize further asset write-downs.

     We also might have to record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property or reserves have to be created in connection with the closure and reclamation of a property.

The estimation of ore reserves is imprecise and subjective, requiring the use of uncertain metals market prices and other assumptions. Estimated ore reserves may not be realized in future actual production and operating results.

     The ore reserve figures presented in this report are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analysis and also require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is necessarily an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to further reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those predicted by drilling, sampling and similar examinations, then our reserve estimates may be adjusted and mining plans may be altered, which may adversely affect our actual production and operating results. Ore reserves at most of our mining properties operated by us are the subject of verification by independent consulting geologists or mining engineers. Ore reserves at mining properties in which we have an ownership interest but which are operated by other companies are prepared by such companies, reviewed by us and may not be subject to independent verification.

     Silver and gold reserves at mining properties owned by us and in which we have an ownership interest were calculated at or about December 31, 2001. Our ore reserve determinations generally are based upon a short-term and long-term silver price of $4.50, $5.00 and $5.50 thereafter per ounce for 2002, 2003, and 2004 thereafter respectively, and a gold price of $275 and $300 thereafter per ounce for 2002 and 2003 thereafter, respectively.

Significant risks and costs are associated with our exploration, development and mining activities.

     Our ability to sustain or increase our present production levels depends in part on successful exploration and development of new ore bodies and/or expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and frequently is not productive. If and when mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish ore reserves, extract the metals from the ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any individual development project and all such projects collectively is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and future metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for development projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated.

Our silver and gold production may decline in the future.

     Our future silver and gold production may decline as a result of the exhaustion of reserves and possible closure of mines. It has been and will continue to be our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and/or businesses that possess mineable ore reserves and are expected to become operational in the near future. Although that is our business strategy, we can provide no assurance that our silver and gold production in the future will not decline.

There are significant risks associated with our mining activities, not all of which are fully covered by insurance.

     The mining business is generally subject to risks and hazards, including quantity of production, quality of the ore, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry.

We are subject to significant environmental and other governmental regulations that can require substantial expenses and capital expenditures.

     Our mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards, occupational health and safety including, mine safety, toxic substances and other matters. Although these laws and regulations have never required us to close any mine, the costs associated with compliance with such laws and regulations are substantial and possible future laws and regulations, or more stringent enforcement thereof by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties. Moreover, these laws and regulations allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, and can lead to the imposition of substantial fines, penalties and other civil and criminal sanctions. Risks of substantial costs and liabilities, including for the restoration of the environment after the closure of our mines, are inherent in our operations. Although we believe we are in substantial compliance with applicable laws and regulations, we cannot assure you that any such law, regulation, enforcement or private claim will not have a material adverse effect on our business, financial condition or results of operations.

     Certain of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act
(RCRA). If the EPA designates these wastes as hazardous under RCRA in the future, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures on the construction of hazardous waste disposal facilities. In addition, regardless of whether these wastes are designated as hazardous under RCRA, if they cause contamination in or damage to the environment at a mining facility, such facility may be designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government's cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under the air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. In the context of environmental permitting, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays.

Significant risks are associated with our foreign operations and activities.

     Chile and Bolivia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in Chile and Bolivia. Although the governments and economies of these countries have been relatively stable in recent years, property ownership in a foreign country generally is subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation.

There are significant risks associated with any future acquisitions by us.

     An important element of our business strategy has been the opportunistic acquisition of silver and gold mines, properties and businesses. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, mining properties acquired by us in the future might not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing shareholders. We intend to seek shareholder approval for any such acquisitions only to the extent required by applicable law, regulations or stock exchange rules.

Finding and acquiring new mineral properties is very difficult and competitive.

     Because mines have limited lives based on proven and probable ore reserves, we, like other mining companies are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current ore reserves through the acquisition of new mining properties on terms we consider acceptable.

Significant risks are associated with our purchases of currencies of foreign countries in which we do business.

     We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses.

We may have to use some of our cash to provide financial assurance relating to our Rochester Mine's future reclamation liability.

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $17.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We are currently attempting to arrange for an alternative bonding arrangement with the State of Nevada as well as a replacement surety bond with another insurance company. If, however, we are unable to make alternative bonding arrangements or find a replacement insurer, we will be required to provide other adequate financial consideration to the State of Nevada to assure our continued compliance with our reclamation liability obligation.

Third parties may dispute our unpatented mining claims.

     The validity of unpatented mining claims, which constitute a significant portion of our property holdings in the United States, is often uncertain and may be contested. Although we have attempted to acquire satisfactory title to undeveloped properties, we, in accordance with mining industry practice, do not generally obtain title opinions until a decision is made to develop a property, with the attendant risk that some titles, particularly titles to undeveloped properties, may be defective.

We are required to obtain government permits to expand operations or begin new operations, which is often a costly and time-consuming process.

     Mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of permitting efforts are contingent on many factors that are out of our control. Government permitting may increase costs and cause delays depending on the nature of the activity to be permitted, and in an extreme case, could cause us to not proceed with the development of a mine.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent

Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

     Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc. ("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001, the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its account at Handy & Harman in mid-March 2000. As a result of this more recent legal action, the Company has made the determination that it is unlikely that we will receive any further distributions from the Bankruptcy Court, and has reduced the carrying amount for the inventory to zero and has recorded a loss of $1.4 million in 2001. Management of the Company and legal council believe that the threatened claims are without merit, and will vigorously defend any such suit.

Bunker Hill action

     On January 7, 2002, a private class action suit, Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not applicable.

Item 4A. Executive Officers of the Registrant.
         ------------------------------------

     The following table sets forth certain information regarding the Company's current executive officers:

                                 Office with                          Appointed
Name                    Age      the Company                          to Office

Dennis E. Wheeler       59     Chairman of the Board                      1992
                               President                                  1980
                               Chief Executive Officer                    1986

Robert Martinez         55     Senior Vice President                      1998
                               Chief Operating Officer

Geoffrey A. Burns       42     Senior Vice President                      1999
                               Chief Financial Officer

Dieter A. Krewedl       58     Senior Vice President
                               - Exploration                              1998

Gary W. Banbury         49     Vice President - Administration            2001
                               and Human Resources

James K. Duff           57     Vice President                             1996
                               Business Development

Troy J. Fierro          38     Vice President - Mining Services           2001

Wayne L. Vincent        40     Controller                                 1998
                               Chief Accounting Officer                   1999

James N. Meek           50     Treasurer                                  1999

     Messrs. Wheeler, Martinez, Duff, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as Senior Vice President and Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President - Operations since April, 1997 and previously was Vice President - Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Vice President and Chief Financial Officer in March 1999, Mr. Burns was Chief Financial Officer and Controller for Prime Resources Group, Inc. and Homestake Canada Inc., respectively, from June 1992. He became a Senior Vice President of the Company in June 2000. Prior to his appointment as Vice President - Administration and Human Resources, Mr. Banbury held the position of Vice President - Human Resources from 1998 to 2000, prior thereto as Manager of Human Resources with the Company. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his appointment as Vice President-Exploration on October 8, 1998, Mr. Krewedl was Vice President of Exploration for Echo Bay Mines, LTD. Prior to his appointment as Vice President
- Mining Services in May 2001, Mr. Fierro held the position of Vice President - General Manager at the Company's Rochester Mine. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the prior eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting.

                                     Part II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Security
        Holder Matters.
        ---------------------------------------------------------

     The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                                 High                Low
                                               --------          ----------

        2000:       First Quarter               $4.1250          $ 2.8750
                    Second Quarter               3.8750            2.3125
                    Third Quarter                2.3750            1.3125
                    Fourth Quarter               1.6875            0.8125

        2001:  First Quarter                     1.600             0.875
                    Second Quarter               1.950             1.000
                    Third Quarter                1.280             0.730
                    Fourth Quarter               0.940             0.650

     The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

     At March 22, 2002, there were 5,773 record holders of the Company's outstanding Common Stock.

Sales of Securities Without Registration Under the Securities Act of 1933.

     During the year ended December 31, 2001, the Company issued a total of 6,045,118 shares of common stock in exchange for outstanding 7 1/4% Convertible Subordinated Debentures due 2005 ("7 1/4% Debentures") without registration under the Securities Act of 1933. Of such exchanges, 1,787,500 shares were issued on March 19, 2001 in exchange for $5 million principal amount of 7 1/4% Debentures, and 4,257,618 shares were issued on April 30, 2001 in exchange for $11 million principal amount of 7 1/4% Debentures. No underwriters were used in connection with the above transactions. The sales of common stock were effected in reliance upon the exemption from registration provided by Section 3(a)(9) thereof, as they consisted solely of exchanges of securities with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

                                     PART II

Item 6.  Selected Financial Data
         -----------------------

     The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

                                                 1997          1998         1999         2000          2001
Income Statement Data:                           ----          ----         ----         ----          ----
(In thousands except per share data)
Revenues:
  Sales of metal                               $ 131,161    $ 102,505    $  86,318    $  93,174    $  69,200
  Other income(1)                                 20,739        9,469       22,628        8,032        2,712
                                               ---------    ---------    ---------    ---------    ---------
     Total revenues                              151,900      111,974      108,946      101,206       71,912

Costs and expenses:
  Production costs                               103,254       70,163       66,896       86,661       69,149
  Depreciation and depletion                      31,883       28,555       19,620       20,785       11,347
  Administrative and general                      12,910       12,249        9,281        9,714        8,714
  Mining exploration                               7,925        9,241        8,518        9,412       10,046
  Interest expense                                10,253       13,662       16,408       16,999       14,592
   Write-down of mining properties and
     other(2)                                       --        223,597       20,204       21,236        9,354
                                               ---------    ---------    ---------    ---------    ---------
     Total expenses                              166,225      357,467      140,927      164,807      123,202

Net loss from operations before
  Income taxes                                   (14,325)    (245,493)     (31,981)     (63,601)     (51,290)
(Provision) benefit for
  income taxes                                       242         (919)        (332)        (348)           6
                                               ---------    ---------    ---------    ---------    ---------
Loss before extraordinary item                   (14,083)    (246,412)     (32,313)     (63,949)     (51,284)
Extraordinary item - early
  Retirement of debt (net of
  Tax of zero)(3)                                   --         12,158        3,990       16,136       48,217
                                               ---------    ---------    ---------    ---------    ---------
Net loss                                       $ (14,083)   $(234,254)   $ (28,323)   $ (47,813)   $  (3,067)
                                               =========    =========    =========    =========    =========
Net loss attributable
  To Common Shareholders                       $ (24,615)   $(244,786)   $ (38,855)   $ (49,993)   $  (3,067)
                                               =========    =========    =========    =========    =========

Basic and Diluted Earnings Per
Share Data:
Net loss before
  Extraordinary item                           $   (1.12)   $  (11.73)   $   (1.77)   $   (1.87)   $   (1.22)

Extraordinary item - early                          --            .55          .16          .46         1.15
                                               ---------    ---------    ---------    ---------    ---------
  Retirement of debt(net of tax)
Net loss attributable
   To common shareholders                      $   (1.12)   $  (11.18)   $   (1.61)   $   (1.41)   $   (0.07)
                                               =========    =========    =========    =========    =========
Cash dividends paid per
  Common share                                 $    --      $    --      $    --      $    --      $    --
                                               =========    =========    =========    =========    =========
Weighted average shares of
  Common stock                                    21,890       21,899       24,185       35,439       41,946
                                               =========    =========    =========    =========    =========

                                                                  December 31,

                                       -----------------------------------------------------------------
Balance Sheet Data:                         1997         1998         1999         2000         2001
                                            ----         ----         ----         ----         ----
   (In thousands)
   Total assets                           $658,702     $365,980     $354,047     $271,377     $210,380
   Working capital                        $221,610     $153,837     $157,885     $ 92,982     $ 39,843
   Long-term liabilities                  $298,152     $258,340     $264,709     $228,659     $141,877
   Shareholders' equity                   $322,089     $ 77,067     $ 68,165     $ 17,440     $ 26,788

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

(2) During the fourth quarter of 2001, the Company evaluated the recoverability of its investment in Kensington development property and determined that its investment in the Kensington development property was impared. The total amount of the impairment was $6.1 million, and was recorded in the fourth quarter of 2001.

     As a consequence of the February 7, 2001 sale of the Company's shareholding in Gasgoyne Gold Mines NL, which had an effective date of December 31, 2000, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price.

     On March 16, 2001, representatives of the United States and the Company reached an agreement in principle to settle the lawsuit filed by the Government in March 1996 in the U.S. District Court for the District of Idaho alleging response cost damages to federal natural resources in the Coeur d'Alene River Basin as a result of alleged releases of hazardous substances from prior mining activities in the area. The terms of the proposed settlement, which are subject to final Justice Department and Court approval and are discussed above under Item 3 ("Legal Proceedings"), provide for payments by the Company to the Government of approximately $3.9 million plus a maximum of $3.0 million of future conditional net smelter royalty payments. As a result, during fiscal 2001, the Company recorded an expense of approximately $4.2 million for settlement of this lawsuit, including $3.9 million in payments and estimated legal fees and other costs.

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

(3) During the first and second quarters of 2001, the Company issued 6,045,118 shares of common stock in exchange for approximately $16 million in principal amount of its 7-1/4% Convertible Subordinated Debentures due 2005, and recorded an extraordinary gain of approximately $8.9 million.

     During the thrid quarter of 2001, the Company completed an exchange offer whereby existing convertible subordinated debenture holders could exchange their existing debt for the newly registered 13 3/8% Convertible Senior Subordinated Notes due 2003. As a result of the exchange offer, the Company recorded an extraordinary gain of $39.2 million, net of taxes and offering costs in the third quarter of 2001.

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

Critical Accounting Policies and Estimates

     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company's financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value) and the potential impairment of long-lived assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings.

     Property, Plant, and Equipment balances are stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Mineral property, buildings and improvements, and machinery and equipment are depreciated using either the straight-line method or the units-of-production method over the estimated useful lives as of the in-service date or date of major improvements. We evaluate the realizability of our long-lived assets, property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.

     Reclamation and Remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method.

     The estimated undiscounted cash flows generated by our assets and the estimated liabilities for reclamation and remediation are determined using the Company's assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company's current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amount could differ from those based on such estimates and assumptions.

     Significant Mining Properties

     The Company's currently operating mines consist of the Rochester Mine, a heap leach silver and gold mine in northern Nevada of which the Company owns 100%, and the Galena Mine, an underground silver mine in Idaho that is 100% owned by Coeur's wholly-owned subsidiary, Coeur Silver Valley, Inc. The Company suspended operations at its wholly-owned Fachinal Mine in Chile in December 2000 in order to focus its efforts on the adjacent Cerro Bayo Project where Coeur plans to commence gold and silver production at an open pit and underground mine in May 2002. The Company also owns 100% of the San Bartolome silver project in Bolivia where it is conducting final feasibility studies and expects to commence silver production in 2004, and the Kensington property in Alaska where Coeur is considering the possible development of an underground gold mine.

     Risk Factors; Forward-Looking Statements

     For information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption "Risk Factors." In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption "Important Factors Relating to Forward-Looking Statements."

     Total Production and Reserves

     The Company's total production in 2001 was 10.9 million ounces of silver and 96,000 ounces of gold, compared to 11.7 million ounces of silver and 145,000 ounces of gold in 2000. Coeur estimates that production in 2002 will be approximately 12.8 million ounces of silver and 93,000 ounces of gold. Total estimated proven and probable reserves at December 31, 2001 were approximately
83.4 million ounces of silver and 2.3 million ounces of gold, compared to silver and gold reserves at December 31, 2000 of approximately 88.1 million ounces and
2.4 million ounces, respectively.

     SFAS 121 Impairment Reviews; Write-down of Mining Properties

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. As of December 31, 2001, due to the continuing low prices of silver and gold, the Company reviewed the carrying value of all its properties based on an assumed long-term gold prices starting at $275 and increasing to $300 per ounce and silver prices starting at $4.50 and increasing to $5.50 per ounce. As a result of that review, the Company recorded a $6.1 million write-down in the carrying value of its Kensington property during the year ended December 31, 2001.

                              Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Sales of concentrates and dore in the year ended December 31, 2001 decreased by $24.0 million, or 26%, from the year ended December 31, 2000 to $69.2 million. The decrease in sales was primarily attributable to lower realized gold and silver prices and decreased production of silver from most of its mines, offset in part by increased gold production at the Rochester mine and increased Silver production at the Galena mine compared to 2000. In the year ended December 31, 2001, the Company produced a total of 10.9 million ounces of silver and 96,000 ounces of gold compared to 11.7 million ounces of silver and 145,000 ounces of gold in 2000. In the year ended December 31, 2001, Company realized average silver and gold prices of $4.34 and $275, respectively, compared with realized average prices of $4.94 and $307, respectively, in the prior year. The decline in gold production was primarily due to the sale of the Company's interest in Gasgoyne, as well as the lack of production from Fachinal. This was partially offset by higher gold production at Rochester, and higher silver production at Galena.

     Interest and other income in the year ended December 31, 2001 decreased by $5.3 million compared with year ended December 31, 2000. The decrease is primarily due to less interest income received as a result of lower interest rates and lower cash balances and a $4.1 million gain recorded in 2000 on the mark to market adjustment of the call option portion of the Company's hedge program.

     Costs, Expenses and Write-downs

     The following table sets forth year 2001 versus year 2000 costs, expenses and write-downs:

          Production Costs ____________________________________69.1
                           _______________________________________________86.7

    Depreciation/Depletion _______________11.3
                           ______________________20.8

Administration and General _____8.7
                           _________9.7

               Exploration ____6.4
                           _____6.7

   Pre-feasibility Expense ___3.7
                           __2.7

          Interest Expense _______________14.6
                           __________________17

      Write-down and Other ______9.4
                           _______________________21.2

                                ($ in millions)


     Production costs in the year ended December 31, 2001 decreased by $17.5 million, or 20%, from the year ended December 31, 2000 to $69.1 million. The decrease in production costs is primarily a result of decreased production at Fachinal in 2001 and the sale of the Yilgarn Star mine in the first quarter of 2001.

     Depreciation and amortization decreased in the year ended December 31, 2001 by $9.4 million, or 45%, from the prior year, primarily due to there being no depletion or amortization taken at the Fachinal mine due to its temporary suspension of operations and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001.

     Administrative and general expenses decreased $1.0 million in the year ended December 31, 2001 compared to 2000, due to continuing efforts to conserve cash.

     Exploration expenses decreased $0.3 million in the year ended December 31, 2001 compared to 2000, due to reduced spending.

     Pre-feasability expense recorded in the year ended 2001 increased $1.0 million compared to the same period of 2000 due to increased expenses at San Bartolome.

     Interest expenses decreased $2.4 million in the year ended December 31, 2001 compared to 2000, due to the Company's debt reduction program discussed below.

     Write-downs of mining properties and other expenses amounted to $9.4 million in 2001, primarily as a result of (i) a write-down of $6.1 million in the carrying value of the Kensington property, (ii) the $1.4 million write-down of inventory resulting from the Handy & Harmon bankruptcy and (iii) $1.4 million of holding costs at Fachinal and Kensington. Write-downs of mining properties and other expenses in 2000 amounted to a total of $21.2 million, primarily as a result of (i) a write-down of $12.2 million reflecting the excess book value of the Company's shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001; and (ii) recognition of $4.2 million in connection with the settlement of the federal natural resources lawsuit, of which $3.9 million represented payments made by the Company to the U.S. Government and the balance consisted of estimated land transfer expenses and legal fees.

     Income Taxes and Extraordinary Items

     As a result of the above, the Company's net loss from continuing operations before taxes and extraordinary items amounted to approximately $51.3 million in 2001 compared to $63.6 million in 2000. An income tax benefit of $6,000 was recorded in 2001, compared to a provision for income taxes of approximately $348,000 in 2000. The Company's loss before extraordinary items therefore amounted to $51.3 million in 2001 compared to $63.9 million in 2000. As more fully discussed below under "Debt Reduction Program," the Company recorded an extraordinary gain of approximately $48.2 million in 2001, compared to an extraordinary gain of $16.1 million in 2000, in connection with the Company's early retirement of debt.

     Net Loss

     As a result of the above, the Company's net loss amounted to approximately $3.1 million in the year ended December 31, 2001 compared to a net loss of $47.8 million in the year ended December 31, 2000. The net loss attributable to common shareholders was $0.07 per share for the year ended

December 31, 2001, compared to a net loss $1.41 per share for the year ended December 31, 2000. During 2000, the Company paid approximately $2.2 million of dividends to the holders of its outstanding MARCs, which were mandatorily converted into common stock on March 15, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

     Sales of concentrates and dore increased by $6.9 million, or 7.9%, for the year ended December 31, 2000 as compared to the same period of 1999, primarily as a result of higher silver production levels at the Rochester and Silver Valley mines, offset in part by decreases in the realized silver price and the amount of gold produced. During 2000, the Company produced a total of 11.7 million ounces of silver and 145,000 ounces of gold compared to 9.6 million ounces of silver and 152,000 ounces of gold in 1999.

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

     Costs, Expenses and Write-downs

     The following table sets forth year 2000 versus year 1999 costs, expenses and write downs:

          Production Costs _______________________________________________86.7
                           ____________________________________66.9

    Depreciation/Depletion ______________________20.8
                          _____________________19.6

Administration and General _________9.7
                           ________9.3

               Exploration _____6.7
                           _______7.1

   Pre-feasibility Expense __2.7
                           _1.3

          Interest Expense __________________17
                           _________________16.4

      Write-down and Other _______________________21.2
                           ______________________20.2

                                ($ in millions)

     For the year ended December 31, 2000, total expenses increased by $23.9 million. The increase is primarily attributable to the increased production costs as a result of the increase in ownership of the Galena mine and increased production costs at the Fachinal and Petorca mines.

     Production costs increased by $19.8 million in 2000. The increase was primarily due to increased ownership of the Galena mine from 50% to 100% in September 1999 and increased cash costs per ounce at the Fachinal and Petorca mines. Depreciation and depletion expense increased $1.2 million in 2000 compared to 1999, primarily due to higher production at the Rochester and Galena mines. Administration and general expenses increased $0.4 million in 2000, 5% above 1999. Exploration expense for 2000 decreased by $0.4 million, or 10%, compared to 1999. Pre-feasibility expenditures increased due to increased level of expenditures at the San Bartolome silver project in Bolivia.

     Cash costs per ounce of silver equivalent at the Rochester mine decreased to $3.90 in 2000 compared to $3.97 per ounce in 1999. The decrease was due to operating improvements that included increasing the capacity of the conveyor system and the crushing circuit as well as increasing solution flow on the leach pad by approximately 15%. Cash costs at the Galena Mine were $4.59 per silver ounce in 2000 compared to $5.09 in 1999. The decrease was primarily a result of improved ore grades from more productive vein structures at depth and an increase in mill throughput. Cash costs at the Petorca mine in 2000 averaged $345 per ounce of gold versus $271 in 1999. The increase was the result of the mining of lower grade ore, partially offset by increases in tons mined and in mill throughput. Cash costs at Fachinal were $447 per ounce for the year ended December 31, 2000 compared to $304 per ounce in the previous year. The increase was primarily due to a shortfall in production partially due to lower ore grades and a reduction in tons milled, but mainly due to severe winter weather conditions that affected most of southern Chile. The cash costs at the Yilgarn Star mine for the year ended December 31, 2000 were $227 per gold ounce compared to $287 per gold ounce for 1999. The reduction in cash costs was achieved in spite of the scheduled mining of lower grade ore, by implementing operating improvements to the crushing circuit, and a weaker Australian dollar.

     Write-downs of mining properties and other expenses amounted to $21.2 million in 2000, primarily as a result of:

o a write-down of $12.2 million reflecting the excess book value of the Company's shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001, and

o recognition of $4.2 million in connection with the settlement of the federal natural resources lawsuit, of which $3.9 million represented payments to be made by the Company to the U.S. Government and the balance consisted of estimated land transfer expenses, minor clean-up costs and legal fees. Write-downs of mining properties and other expenses in 1999 amounted to $20.2 million primarily as a result of the $16.2 million SFAS 121 impairment write-down of the Yilgarn Star mine.

     Income Taxes and Extraordinary Items

     As a result of the above, the Company's loss before income taxes and extraordinary items was $63.6 million in 2000 compared to a loss before income taxes and extraordinary items of $32.0 million in 1999. The Company reported an income tax provision of $300,000 for 2000 and 1999. In 2000, the Company recorded an extraordinary gain on the early retirement of debt (net of taxes) of $16.1 million and paid $2.2 million in preferred stock dividends.

     Net Loss

     As a result of the above, the Company reported a net loss attributable to common shareholders of $50.0 million, or $1.41 per share in 2000, compared to $38.9 million, or $1.61 per share, in 1999. The reduced per share amount of the net loss attributable to common shareholders in 2000, notwithstanding the increased total dollar amount of such net loss, was due to the increase in the weighted average number of shares of common stock outstanding during 2000.

Liquidity and Capital Resources

     Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 2001 was approximately $39.8 million compared to $93.0 million at December 31, 2000. The ratio of current assets to current liabilities was two to one at December 31, 2001 compared to
4.7 to one at December 31, 2000. The reduction in working capital is primarily the result of the 6% Convertible Subordinated Debentures due 2002 being reclassified as a current liability and cash used in operations.

     Net cash used in operating activities in 2001 was $29.9 million compared with $23.8 million used in operating activities in 2000. The most significant non-cash items included in the net loss in 2001 were (1) $48.2 million extraordinary gain on the early retirement of debt, (2) $6.1 million write-down on the carrying amount of Kensington development property, and (3) $2.9 million interest expenses on the 13-3/8% Convertible Senior Subordinated Notes due 2003 paid with common stock.

     A total of $12.6 million was provided by investing activities in 2001 compared to $10.0 million used in 2000. The most significant investing activity in 2001 was the sale of the Company's interest in Gasgoyne for cash proceeds of approximately $14.9 million.

     The Company's financing activities used $3.2 million during 2001 compared to $17.9 million used in 2000. The most significant financing activities in 2001 were $2.2 million cash costs on the exchange offer described later in MD&A and $0.7 million used to repurchase debentures. As a result, the Company's net cash decreased in 2001 by $20.5 million compared with a net cash decrease of $51.7 million in 2000.

     At December 31, 2001, the Company had outstanding $23.2 million principal amount of its 6% Convertible Subordinated Debentures due 2002 (the "6% Debentures") which mature on June 10, 2002. The Company's cash and cash equivalents and short-term investments at December 31, 2001 totaled approximately $18.2 million. As a result of private exchange transactions completed between January 1, 2002 and March 22, 2002, the total amount of outstanding 6% Debentures had been reduced to $ 19.8 million.

     The Company is endeavoring to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures in order to be able to fund the payment upon maturity of outstanding 6% Debentures on June 10, 2002 by:

o Effecting additional private exchange transactions under which either common stock or 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "13-3/8% Notes") will be exchanged for outstanding 6% Debentures;

o The placement of bank debt to fund the start up of, or the sale of an equity interest in, the Company's Cerro Bayo Mine in southern Chile; and/or

o    The private sale of other debt or equity securities.

o    The potential sale of certain assets of the Company.

     The Company presently plans to complete one or more of the above transactions prior to June 10, 2002. The Company believes in that regard, cash flows from mining operations, the proceeds from financings and/or reduced indebtedness resulting from additional exchange transactions will enable the Company to fund the retirement of maturing 6% Debentures on June 10, 2002 and other anticipated capital expenditures during the balance of 2002. In that regard, the Company estimates that it will expend approximately $6.8 million of capital expenditures during 2002, which includes approximately $2.5 million for development at Cerro Bayo, and $2.2 million at Rochester Mine, including $1.0 million for pad expansion and $2.1 million at Galena mine for resource development

     No assurance can be given that the Company will be able to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures. The Company's liquidity will be adversely affected if such transactions are not effected on satisfactory terms. If the Company fails to pay the principal amount of the 6% Debentures on their maturity when due, such failure will be deemed to be an event of default under the Indenture relating to the 6% Debentures and entitle the trustee to declare the 6% Debentures to be immediately due and payable. Furthermore, such a default also would constitute an event of default under the Indentures relating to the 13-3/8% Notes, 6-3/8% Debentures and 7-1/4% Debentures, which could cause these Notes or Debentures, the total outstanding principal amount of which amounted to $122.3 million at December 31, 2001, to be immediately due and payable. Such events could cause the Company to seek relief under the Chapter 11 of the Bankruptcy Code.

Debt Reduction Program

     During the past four years, the Company has pursued a program of restructuring and reducing its outstanding indebtedness.

     1998-2000 Repurchases

     In 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6% Debentures, approximately $36.5 million principal amount of its outstanding 7-1/4% Debentures and $1.6 million principal amount of its outstanding 6-3/8% Debentures for a total purchase price of approximately $28.5 million. During 1999, the Company repurchased approximately $10.2 million principal amount of its outstanding 6% Debentures for a total purchase price of approximately $6.2 million. During 2000, the Company repurchased approximately $9.1 million principal amount of its outstanding 6% Debentures and $22.0 million principal amount of its outstanding 7 1/4% Debentures for a total purchase price of approximately $13.9 million.

     2001 Transactions

     Public Exchange Offer

     On June 29, 2001, the Company commenced an offer to exchange its new 13-3/8% Notes in exchange for its outstanding 6%, 6-3/8% and 7-1/4% Debentures. The Company offered $1,000 principal amount of 13-3/8% Notes for each $2,000 principal amount of 6-3/8% and 7-1/4% Debentures, and $1,000 principal amount of 13-3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. The exchange offer was completed on July 30, 2001 and on August 1, 2001, the Company issued a total of approximately $42.6 million principal amount of 13-3/8% Notes in exchange for the approximately $2.0 million principal amount of 6% Debentures, $26.6 million principal amount of 6-3/8% Debentures and $54.5 million principal amount of 7-1/4% Debentures that were tendered and accepted in the exchange offer. In addition, the Company sold $25,000 principal amount of 13-3/8% Notes for cash in connection with the offer. The exchange offer reduced the Company's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million. As a result of the exchange offer, the Company recorded an extraordinary gain of approximately $39.2 million, net of offer costs.

     The 13-3/8% Notes are senior in right of payment to the 6%, 6-3/8% and 7-1/4% Debentures. The 13-3/8% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.35 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The Company elected to pay the $2.9 million of interest payable on December 31, 2001 in common stock, issuing a total of 3.4 million shares of common stock in payment thereof. At any time prior to December 31, 2003, the holders of 13-3/8% Notes may elect to convert their notes into common stock. The Company may elect to automatically convert the 13-3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their 13-3/8% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

     By December 31, 2001, the holders of a total of approximately $1.8 million principal amount of 13-3/8% Notes had converted their notes into a total of 1.7 million shares of common stock. Subsequent to December 31, 2001 and prior to March 15, 2002, the holders of an additional $5.7 million principal amount of 13-3/8% Notes converted their notes into a total of 5.1 million shares of common stock.

     Private Exchange Transactions

     In the first quarter of 2001, the Company repurchased $5.0 million principal amount of outstanding 7-1/4% Debentures in exchange for 1,787,500 shares of common stock. As a result, the Company recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, in connection with the reduction of indebtedness. In the second quarter of 2001, the Company repurchased a total of $11.0 million principal amount of 7-1/4% Debentures in exchange for 4,257,618 shares of common stock. As a result, the Company recorded an extraordinary gain of approximately $5.8 million, net of deferred offering costs and taxes.

     2002 Exchanges and Conversions

     During the period from January 1, 2002 to March 22, 2002, the Company repurchased a total of $3.4 million principal amount of 6% Debentures in exchange for a total of 3.4 million shares of common stock. In addition, during this period, $5.7 million principal amount of the 13-3/8% Notes voluntarily converted to 5.1 million shares of common stock, including shares for interest in accordance with the make whole provision.

     As stated above, the Company is endeavoring to effect additional repurchases of its outstanding 6% Debentures in privately negotiated exchange transactions prior to the maturity of the 6% Debentures on June 10, 2002.

Building Loan

     Under the terms of the Company's building loan agreement with Wells Fargo bank the company agreed to have the terms of the building loan reviewed after a five year interval ending on December 4, 2001, at which time the terms could be renegotiated. Wells Fargo has chosen at this time not to renegotiate the loan making the entire amount of $1.3 million due on December 4, 2001. The bank has extended the Company some time to seek alternative financing and the company is in the process of doing so. During this time the company has continued to make payments to the bank under the original terms of the agreement and will continue to do so until alternative financing can be attained. As a result, the amount of $1.3 million has been included in current liabilities at December 31, 2001. The Company intends to have alternative financing in place shortly after the end of the first quarter. If the company is unable to find alternative financing the remaining amount of the loan will be paid to the bank.

Agreement to Acquire the Martha Mine

     In February 2002, the Company reached agreements in principle to fully acquire the Martha high-grade underground silver mine and other silver exploration properties located in Argentina, approximately 270 miles east of the Company's Cerro Bayo mine, and to make a strategic investment in Yamana Resources Inc. ("Yamana"), a mining company with holdings in Argentina.

     Upon completion of final documentation, Coeur intends to immediately commence shipment of the Martha Mine's stockpiled high-grade ore to its 100 percent-owned Cerro Bayo Mine in Southern Chile for processing. Production at Cerro Bayo is scheduled to begin in May of this year and is expected to produce over 82,000 gold equivalent ounces in 2002 at a total cash cost of under $150 per ounce. On a gold equivalent basis, the acquisition of the Martha Mine is expected to increase Cerro Bayo's 2002 production 50 percent to 123,000 gold equivalent ounces and even further decrease cash operating costs.

     Under the terms of the agreements, Coeur will acquire 100 percent of Yamana-owned Compania Minera Polimet S.A. ("Polimet"), an Argentinean corporation, which owns the Martha Mine and other silver exploration properties for total cash consideration of $2.5 million. The payment will be made to Northgate Exploration Ltd. ("Northgate") in order to satisfy Yamana's total outstanding indebtedness to Northgate. Additionally, Coeur will acquire ten million common shares of Yamana, equivalent to approximately 10% of Yamana on a fully diluted basis, for $600,000.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

     Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc., ("Handy & Harman") to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. The fair market value of the inventory has been estimated to be $1.2 million. On February 27, 2001, the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the

District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its account at Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result, the Company has recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the threatened claims are without merit, and will vigorously any such suit.

     Bunker Hill Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

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

     Environmental Compliance Expenditures

     For the years ended December 31, 1999, 2000 and 2001, the Company expended $7.0 million, $7.8 million and $5.5 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities at the Rochester and Golden Cross mines include monitoring, bonding, earth moving, water treatment and revegetation activities.

     The Company estimates that environmental compliance expenditures at its Kensington developmental property during 2002 will be approximately $600,000 to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

     Development Expenditures

     During 2001, the Company expended $0.6 million for engineering, optimization studies and permitting costs at the Kensington development property, $8 million at the Rochester mine, $2.3 million for continuing mine development at the Cerro Bayo property, $3.9 million at the Galena Mine. During 2002, the Company plans to expend $2.0 million at Kensington, $2.2 million for developmental activities at the Rochester mine, $2.0 million at the Galena mine and $2.5 million at Cerro Bayo

     Realization of Net Operating Loss Carryforwards

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

     The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company has historically sold silver and gold produced by our mines pursuant to forward contracts and at spot prices prevailing at the time of sale. Since 1999, we have not engaged in any silver hedging activities.

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

     All of the Company's long-term debt at December 31, 2001, is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note O - Financial Instruments, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at December 31, 2001.

     Long-term debt obligations and related interest rates are presented in detail in Note I to the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The consolidated financial statements required hereunder and contained herein are listed under Item 14(a) below.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure
         ------------------------------------------------------------

         Not applicable

                                    Part III
                                    --------

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

                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)      The following financial statements are filed herewith:

         (1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8:

               Consolidated Balance Sheets - December 31, 2000 and 2001.

               Consolidated Statements of Operations - Years Ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 2000 and 2001.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

               Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

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

      4(a)    -     Specimen certificate of the Registrant's stock.
                    (Incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-2 (File No.
                    2-84174).)

      4(b)    -     Indenture, dated as of June 10, 1987, between the Registrant and Citibank, N.A., as Trustee, relating to the Registrant's
                    6% Convertible Subordinated Debentures Due 2002.
                    (Incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 10,
                    1987.)

      4(c)    -     Form of Indenture, dated as of October 15, 1997, between the
                    Registrant and Bankers Trust Company, as Trustee, relating to the Registrant's 7 1/4% Convertible

                    Subordinated Debentures due 2005. (Incorporated herein by reference to Exhibit No. 4 to the Registrant's Current Report on Form 8-K filed on October 16, 1997.)

      4(d)    -     Indenture, dated as of January 26, 1994, between the
                    Registrant and Bankers Trust Company relating to the Registrant's 6 3/8% Convertible Subordinated Debentures Due
                    2004. (Incorporated herein by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

      4(e)    -     Form of Indenture, dated as of August 1, 2001, between the
                    Registrant and The Bank of New York, as Trustee, relating to the Registrant's 13 3/8% Convertible Senior Subordinated
                    Notes due December 31, 2003. (Incorporated by reference to
                    Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

     10(a)    -     Executive Compensation Program. (Incorporated herein by
                    reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)*

     10(b)    -     Lease agreement, dated as of October 10, 1986, between
                    Manufacturers Hanover Commercial Corporation and
                    Coeur-Rochester, Inc. (Incorporated herein by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated October 10, 1986.)

     10(c)    -     Agreement, dated January 1, 1994, between Coeur-Rochester,
                    Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

     10(d)    -     Refining Agreement dated January 24, 1994, between the
                    Registrant and Handy & Harman. (Incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

     10(e)    -     Master Equipment Lease No. 099-03566-01, dated as of
                    December 28, 1988, between Idaho First National Bank and the
                    Registrant. (Incorporated herein by reference to Exhibit
                    10(w) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

-----------
*  Management contract or compensatory plan.

     10(f)    -     Master Equipment Lease No. 01893, dated as of December 28,
                    1988, between Cargill Leasing Corporation and the
                    Registrant. (Incorporated herein by reference to Exhibit
                    10(x) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10(g)    -     Rights Agreement, dated as of May 11, 1999, between the
                    Registrant and ChaseMellon Shareholder Services, L.L.C., as
                    Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

     10(h)    -     Amended and Restated Profit Sharing Retirement Plan of the
                    Registrant. (Incorporated herein by reference to Exhibit
                    10(ff) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.) *

     10(i)    -     1993 Annual Incentive Plan and Long-Term Performance Share
                    Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant's Annual Report on Form
                    10-K for the year ended December 31, 1993.)*

     10(j)    -     Supplemental Retirement and Deferred Compensation Plan,
                    dated January 1, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(kk) to the Registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1993.)*

     10(k)    -     Lease Agreement, dated January 12, 1994, between First
                    Security Bank of Idaho and Coeur Rochester, Inc.
                    (Incorporated herein by reference to Exhibit 10(mm) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1993.)

     10(l)    -     Non-employee Directors' Retirement Plan effective as of
                    March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1993.)*

     10(m)    -     Extension of Employment and Severance Agreement between the
                    Registrant and Dennis E. Wheeler, dated June 28, 1994.
                    (Incorporated by reference to Exhibit 10 (nn) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1994.)*

-----------
*  Management contract or compensatory plan.

     10(n)    -     401k Plan of the Registrant. (Incorporated by reference to
                    Exhibit 10 (pp) to the Registrants Annual Report on Form
                    10-K for the year ended December 31, 1994.)*

     10(o)    -     Option Agreement of October 24, 1994 between Compania Minera
                    El Bronce and CDE Chilean Mining Corporation. (Incorporated by reference to Exhibit 10(qq) to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1994.)

     10(p)    -     Limited Recourse Project Financing Agreement, dated April
                    19, 1995, between the Registrant and N.M. Rothschild & Sons,
                    Ltd. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

     10(q)    -     Venture Termination and Asset Purchase Agreement, dated as of June 30, 1995, among Coeur Alaska, Inc., Echo Bay Alaska,
                    Inc. and Echo Bay Exploration, Inc. (Incorporated herein by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 7, 1995.)

     10(r)    -     Form of Offer, dated January 29, 1996, by the Registrant to acquire all the ordinary shares of Gasgoyne Gold Mines NL.
                    (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed January 31,
                    1996 (date of earliest event reported - December 21, 1995).)

     10(s)    -     Part A Statement of the Registrant relating to its offer to acquire all the ordinary shares of Gasgoyne Gold Mines NL.
                    (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed January 31,
                    1996 (date of earliest event reported - December 21, 1995).)

     10(t)    -     Call Option Agreement Over Shares, dated December 20, 1995, between the Registrant and Ioma Pty Ltd. (Incorporated herein by reference to Exhibit 10(c) to the Registrant's
                    Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported - December 21, 1995).)

     10(u)    -     Agreement for the Purchase and Sale of Shares, dated August
                    30, 1996, by Compania Minera El Bronce to CDE Chilean Mining
                    Corporation and Coeur d'Alene Mines Corporation.
                    (Incorporated herein by reference to Exhibit 10(a) of the Registrant's Current Report on Form 8-K filed November 5,
                    1996 (date of earliest event reported - September 4, 1996).)

     10(v)    -     Amendment, dated August 30, 1996, to Purchase and Sale,
                    Cancellation and Receipt of Payment of Purchase Sale
                    Installments and Release of Mortgage, Chattel Mortgages and
                    Prohibitions between Compania Minera El Bronce and Compania
                    Minera CDE El Bronce. (Incorporated herein by reference to
                    Exhibit 10(b) of the Registrant's Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported -
                    September 4, 1996).)

     10(w)    -     Loan Agreement, dated as of December 23, 1996, among the
                    Registrant (as the Borrower), NM Rothschild & Sons Limited and Bayerische Vereinsbank AG (as the Banks) and NM
                    Rothschild & Sons Limited (as the Agent for the Banks).
                    (Incorporated herein by reference to Exhibit 10(kk) of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1996.)

     10(x)    -     Mining Lease, effective as of June 1, 1997, between Silver
                    Valley Resources and American Silver Mining Company.
                    (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-3 (File No.
                    333-40513).)

     10(y)    -     Mining Lease, effective as of April 23, 1996, between Silver
                    Valley Resources Corporation and Sterling Mining Company.
                    (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-3 (File No.
                    333-40513).)

     10(z)    -     Mining Lease, effective as of March 21, 1997, between Silver
                    Valley Resources Corporation and Silver Buckle Mines, Inc.
                    (Incorporated herein by reference to Exhibit 10(c) to the Registrant's Registration Statement on Form S-3 (File No.
                    333-40513).)

     10(aa)   -     Mining Lease, effective as of March 21, 1997, between Silver
                    Valley Resources Corporation and Placer Creek Mining
                    Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant's Registration Statement on Form S-3 (File
                    No. 333-40513).)

     10(bb)   -     Agreement for Sale and Issuance of Shares, dated May 7,
                    1997, among Sons of Gwalia Ltd, Burmine Investments Pty
                    Limited, Orion Resources NL and Coeur Australia Pty Ltd.
                    (Incorporated herein by reference to Exhibit 10(pp) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1997.)

     10(cc)   -     Letter agreement, dated May 7, 1997, between the Registrant and Sons of Gwalia Ltd. (Incorporated herein by reference to Exhibit 10(qq) to the Registrant's Annual Report on Form
                    10-K for the year ended December 31, 1997.)

     10(dd)   -     Shareholders Agreement, dated May 7, 1997, among Sons of
                    Gwalia Ltd., Burmine Investments Pty Ltd., Orion Resources
                    NL, Coeur Australia Pty Ltd. and Gasgoyne Gold Mines NL.
                    (Incorporated herein by reference to Exhibit 10(rr) to the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1997.)

     10(ee)   -     Management Services Agreement, dated May 7, 1997, among Sons of Gwalia Ltd., Coeur Australia Pty Ltd. and Gasgoyne Gold
                    Mines NL. (Incorporated herein by reference to Exhibit
                    10(ss) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)


     10(ff)   -     Amended and Restated Transaction Agreement by and between
                    Asarco Incorporated and Coeur d'Alene Mines Corporation, dated May 13, 1999 and amended and restated as of June 22, 1999. (Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement, dated July 28, 1999, used in connection with the Registrant's Annual Meeting of Shareholders held on September 8, 1999.)

     10(gg)   -     Shareholder Agreement (dated as of September 9, 1999) by and between Asarco Incorporated and Coeur d'Alene Mines
                    Corporation. (Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement, dated July 28, 1999, used in connection with the Registrant's Annual Meeting of Shareholders held on September 8, 1999.)

     10(hh)   -     Form of severance/change in control agreements entered into by the Registrant with each of its executive officers
                    (Dennis E. Wheeler - March 30, 1989, Robert Martinez - March
                    30, 1989, Geoffrey A. Burns - March 23, 1999, Gary W.
                    Banbury - March 19, 1998, James K. Duff - March 17, 1997,
                    Dieter A. Krewedl - October 29, 1998, Troy Fierro - November
                    11, 2001, Wayne L. Vincent - October 29, 1998 and James N.
                    Meek - March 11, 1999). (Filed herewith.) 10(ii) Employment agreement, dated as of October 12, 2001, between the Registrant and Robert Martinez. (Filed herewith.)

     10(jj)   -     Employment agreement, dated as of October 12, 2001, between the Registrant and Dieter Krewedl. (Filed herewith.)

     10(kk)   -     Employment agreement, dated as of October 12, 2001, between the Registrant and Gary W. Banbury. (Filed herewith.)

     21       -     List of subsidiaries of the Registrant. (Filed herewith.)

     23       -     Consent of Arthur Andersen LLP. (Filed herewith.)

     99.1     -     Letter, dated March 28, 2002, Form Registrant to SEC.
                    (Filed herewith.)


(d)  Independent auditors' reports are included herein as follows:

     Coeur d'Alene Mines Corporation

     Report of Arthur Andersen LLP at December 31, 2001 and for each of the three years in the period ended December 31, 2001.

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


                                               Coeur d'Alene Mines Corporation
                                                     (Registrant)


Date: March 28, 2002                           By:      /s/ Dennis E. Wheeler
                                                  ------------------------------
                                                   Dennis E. Wheeler
                                                   (Chairman, President and
                                                     Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature


/s/ Dennis E. Wheeler               Chairman, President,         March 28, 2002
-------------------------------     Chief Executive Officer
Dennis E. Wheeler                   and Director


/s/ Geoffrey A. Burns               Vice President               March 28, 2002
-------------------------------     Chief Financial Officer
Geoffrey A. Burns


/s/ Wayne L. Vincent                Controller and Chief         March 28, 2002
-------------------------------     Accounting Officer
Wayne L. Vincent

/s/ Cecil D. Andrus                 Director                     March 19, 2002
-------------------------------
Cecil D. Andrus


/s/ Joseph C. Bennett               Director                     March 19, 2002
-------------------------------
Joseph C. Bennett


/s/ James J. Curran                 Director                     March 19, 2002
-------------------------------
James J. Curran


/s/ James A. McClure                Director                     March 19, 2002
-------------------------------
James A. McClure

/s/ Robert E. Mellor                Director                     March 19, 2002
-------------------------------
Robert E. Mellor


/s/ John H. Robinson                Director                     March 25, 2002
-------------------------------
John H. Robinson


/s/ Timothy R. Winterer             Director                     March 19, 2002
-------------------------------
Timothy R. Winterer


/s/ Daniel Tellechea Salido         Director                     March 22, 2002
-------------------------------
Daniel Tellechea Salido


/s/ Xavier Garcia de Quevesdo Topete     Director                March 22, 2002
------------------------------------
Xavier Garcia de Quevesdo Topete

                           ANNUAL REPORT ON FORM 10-K

                       Item 8, Item 14(a), and Item 14(d)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2001

                         COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Coeur d'Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation (an Idaho corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant portion of its convertible debentures that need to be repaid or refinanced in June 2002 and declining amounts of cash and cash equivalents and unrestricted short-term investments, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans to address these matters are also described in Note C.

                                                     /S/ Arthur Andersen LLP

Denver, Colorado,
      February 15, 2002.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                     December 31,
                                                   2001         2000
                                                ---------    ----------
ASSETS                                              (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                      $  14,714    $  35,227
 Short-term investments                             3,437        7,915
 Restricted short-term investments                 11,219       10,429
 Receivables, net                                   5,902        9,710
 Inventories                                       46,286       54,979
                                                ---------    ---------
                                                   81,558      118,260

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                     99,096       97,996
 Less accumulated depreciation                    (63,017)     (61,256)
                                                ---------    ---------
                                                   36,079       36,740

MINING PROPERTIES
 Operational mining properties                    116,852      113,409
 Less accumulated depletion                       (79,697)     (71,225)
                                                ---------    ---------
                                                   37,155       42,184
 Developmental properties                          46,685       51,800
                                                ---------    ---------
                                                   83,840       93,984

OTHER ASSETS
 Investment in unconsolidated affili    a  te        --         15,264
 Debt issuance costs, net                           3,262        3,621
 Other                                              5,641        3,508
                                                ---------    ---------
                                                    8,903       22,393
                                                ---------    ---------
     Total assets                               $ 210,380    $ 271,377
                                                =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                             December 31,
                                                           2001          2000
                                                        ---------      ---------
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $   3,721     $   4,073
 Accrued liabilities                                        5,503         9,799
 Accrued interest payable                                   2,720         4,474
 Accrued salaries and wages                                 4,542         5,723
 Current portion of remediation costs                       2,058         1,209
 6% Convertible Subordinated Debentures
  due June 2002                                            23,171          --
                                                        ---------     ---------

                                                           41,715        25,278

LONG-TERM LIABILITIES
 6% Convertible Subordinated Debentures
  due June 2002                                              --          26,511
 13 3/8% Convertible Senior Subordinated Notes
     due December 2003                                     41,399          --
 6 3/8% Convertible Subordinated Debentures
     due January 2004                                      66,270        92,820
 7 1/4% Convertible Subordinated Debentures
     due October 2005                                      14,650        85,238
 Reclamation and mine closure                              14,462        17,284
 Other long-term liabilities                                5,096         6,806
                                                        ---------     ---------
                                                          141,877       228,659
COMMITMENTS AND CONTINGENCIES
 (See Notes K, L, M, N, O and R)

SHAREHOLDERS' EQUITY
 Common Stock, par value $1.00 per share-
     authorized 125,000,000 shares,
     issued 49,278,232 and 38,109,279 in
     2001 and 2000 (1,059,211 shares held
     in treasury)                                          49,278        38,109
 Additional paid in capital                               388,050       387,625
 Accumulated deficit                                     (397,999)     (394,932)
 Shares held in treasury                                  (13,190)      (13,190)
 Accumulated other comprehensive income (loss)                649          (172)
                                                        ---------     ---------
                                                           26,788        17,440
                                                        ---------     ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 210,380     $ 271,377
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                          12 MONTHS ENDED
                                                              DECEMBER 31,
                                                -------------------------------------
                                                   2001         2000         1999
                                                ---------     --------    ----------
                                                (In Thousands, except per share data)
REVENUES
Sales of metal                                  $  69,200    $  93,174    $  86,318
Earnings (loss) from
  unconsolidated affiliate                           --          1,103       (1,096)
Interest and other                                  2,712        6,929       23,724
                                                ---------    ---------    ---------
     Total revenues                                71,912      101,206      108,946

COSTS and Expenses
  Production                                       69,149       86,661       66,896
  Depreciation and depletion                       11,347       20,785       19,620
  Administrative and general                        8,714        9,714        9,281
  Exploration                                       6,362        6,737        7,170
  Pre-feasibility                                   3,684        2,675        1,348
  Interest                                         14,592       16,999       16,408
  Write-down of mining properties
    and other                                       9,354       21,236       20,204
                                                ---------    ---------    ---------
        Total cost and expenses                   123,202      164,807      140,927
                                                ---------    ---------    ---------

NET LOSS BEFORE TAXES AND
 EXTRAORDINARY ITEM                               (51,290)     (63,601)     (31,981)
  Income tax (provision) benefit                        6         (348)        (332)
                                                ---------    ---------    ---------
Loss before extraordinary item                    (51,284)     (63,949)     (32,313)
  Extraordinary item - gain on exchange
    and early retirement of debt                   48,217       16,136        3,990
                                                ---------    ---------    ---------
NET LOSS                                           (3,067)     (47,813)     (28,323)
  Unrealized holding gain (loss)
    on securities                                     821         (297)         288
                                                ---------    ---------    ---------
COMPREHENSIVE LOSS                              $  (2,246)   $ (48,110)   $ (28,035)
                                                =========    =========    =========


Net loss                                        $  (3,067)   $ (47,813)   $ (28,323)
  Preferred stock dividends                          --         (2,180)     (10,532)
                                                ---------    ---------    ---------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                           $  (3,067)   $ (49,993)   $ (38,855)
                                                =========    =========    =========

BASIC AND DILUTED LOSS PER SHARE:
  Weighted average number
    of shares of common stock                      41,946       35,439       24,185
                                                =========    =========    =========

  Loss before extraordinary item                $   (1.22)   $   (1.87)   $   (1.77)
  Extraordinary item - gain on exchange
    and early retirement of debt                     1.15          .46          .16
                                                ---------    ---------    ---------
  Net loss per common share                     $   (0.07)   $   (1.41)   $   (1.61)
                                                =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                          For Years Ended December 31, 2001, 2000 and 1999
                                           (In Thousands)
                                                                                                          Accumulated
                                                                                                              Other
                                       Preferred                  Additional                   Shares     Comprehensive
                                         Stock        Common       Paid in     Accumulated     Held in       Income
                                        (MARCS)        Stock       Capital       Deficit       Treasury       (Loss)        Total
                                        -------        -----       -------       -------       --------       ------        -----

Balances at December 31, 1998          $   7,078     $  22,958    $ 379,180     $(318,796)    $ (13,190)    $    (163)    $  77,067

Net Loss                                    --            --           --         (28,323)         --            --         (28,323)

Unrealized Gain on
  Marketable Securities                     --            --           --            --            --             288           288

Cash Dividends                              --            --        (10,532)         --            --            --         (10,532)

Stock Issued for Purchase of Asarco
  Assets                                    --           7,125       21,820          --            --            --          28,945

Stock Issued for Purchase of
  Nevada-Packard Property                   --             155          515          --            --            --             670

Other                                       --               2           48          --            --            --              50
                                       ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balances at December 31, 1999              7,078        30,240      391,031      (347,119)      (13,190)          125        68,165

Net Loss                                    --            --           --         (47,813)         --            --         (47,813)

Unrealized Loss on
  Marketable Securities                     --            --           --            --            --            (297)         (297)

Cash Dividends                              --            --         (2,633)         --            --            --          (2,633)

Stock Issued for MARCS
   Conversion                             (7,078)        7,863         (785)         --            --            --            --

Other                                       --               6           12          --            --            --              18
                                       ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000                --          38,109      387,625      (394,932)      (13,190)         (172)       17,440

Net Loss                                    --            --           --          (3,067)         --            --          (3,067)

Unrealized Gain on
  Marketable Securities                     --            --           --            --            --             821           821

Conversions of Convertible
  Subordinated Debentures to
  Common stock                              --           1,697          468          --            --            --           2,165

Repurchases of Convertible
  Subordinated Debentures to
  Common stock                              --           6,045          871          --            --            --           6,916

Interest on Convertible Senior
 Subordinated Notes paid in
 Common stock                               --           3,422         (913)         --            --            --           2,509

Other                                       --               5           (1)         --            --            --               4
                                       ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balances at December 31, 2001          $    --       $  49,278    $ 388,050     $(397,999)    $ (13,190)    $     649     $  26,788
                                       =========     =========    =========     =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                                 12 MONTHS ENDED
                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                          2001         2000           1999
                                                      ----------    ----------    ----------
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $  (3,067)    $ (47,813)    $ (28,323)
   Add (deduct) noncash items:
      Depreciation and depletion                         11,347        20,785        19,620
      Gain on early retirement of Convertible
        Subordinated Debentures                         (48,217)      (16,136)       (3,990)
      Interest expense on Convertible Senior
        Subordinated Notes paid in Common Stock           2,868          --            --
      Loss on write down of Handy & Harmon
        inventory                                         1,354          --            --
      Other charges                                       1,780         6,272         2,079

      Write-down of mining properties                     6,087        12,207        18,685
      Undistributed (gain) loss on investment
        in unconsolidated affiliate                        --          (1,103)        1,096
      Unrealized (gain) loss on written call
        options                                            (526)       (4,069)        4,302
      (Gain) loss on sale of short-term investment         (431)        2,304          --
      Changes in Operating Assets and Liabilities:
        Receivables                                       3,807         5,666           225
        Inventories                                       4,616        (1,210)       (7,377)
      Accounts payable and accrued liabilities           (9,514)         (709)       (3,370)
                                                      ---------     ---------     ---------
      CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                            (29,896)      (23,806)        2,947

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                   (1,256)      (12,703)      (22,507)
   Proceeds from sales of short-term investments          6,195        15,220         9,746
   Investment in unconsolidated affiliate                  --             380          (396)
   Proceeds from sale of assets                          14,857           768           986
   Expenditures on mining assets                         (6,956)      (13,653)      (14,935)
   Other                                                   (208)          (38)          967
                                                      ---------     ---------     ---------
      CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                             12,632       (10,026)      (26,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Retirement of long-term debt                            (743)      (14,869)       (6,089)
   Payment of cash dividends on MARCS
     Preferred Stock                                       --          (2,633)      (10,532)
   Debt issuance costs                                   (2,204)         --            --
   Other                                                   (302)         (374)         (587)
                                                      ---------     ---------     ---------
      CASH USED IN FINANCING ACTIVITIES:                 (3,249)      (17,876)      (17,208)
                                                      ---------     ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   (20,513)      (51,708)      (40,400)

Cash and cash equivalents at beginning
   of period                                             35,227        86,935       127,335
                                                      ---------     ---------     ---------
Cash and cash equivalents at end of period            $  14,714     $  35,227     $  86,935
                                                      =========     =========     =========

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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Coeur Silver Valley Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera CDE Petorca, Coeur Australia and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method.

       Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer. The effects of forward sales contracts and purchased put contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

       Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States, Canada and Australia with a minimum credit rating of A1 as defined by Standard & Poor's. The Company's management believes that no concentration of credit risk exists with respect to investment of its cash and cash equivalents.

       Short-term Investments: Short-term investments principally consist of highly-liquid United States and foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income (loss).

       Inventories: Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dore' inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

       Property, Plant, and Equipment: Expenditures for new facilities or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

       Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs, are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. If a mineable ore body is discovered such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no minable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

       Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, all assets at a particular mine are used together to generate cash flow. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have material effect on the Company's financial position and results of operations (see note D).

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that established a single accounting model, based on the framework of SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact upon adoption.

       Reclamation and Remediation Costs: Estimated future costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and change the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the live of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

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

       The Company uses forward sales contracts and combinations of put and call options to fix a portion of its exposure to precious metals prices. The underlying production for forward sales contracts is designated for physical delivery at the inception of the derivative. If the Company enters into derivatives that qualify for hedge accounting, deferral accounting is applied only if the derivatives continue to reduce the price risk associated with the underlying hedged production. Contracted prices on forward sales contracts are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

       The Company uses foreign currency contracts to hedge its exposure to movements in the foreign currency translation amounts for anticipated transactions. These contracts are marked-to-market to earnings each reporting period.

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The adoption of SFAS No. 133 by the Company on January 1, 2001 did not have a material affect to the consolidated financial statements of the Company.

       Income Taxes: The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company's liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or asset balance for the year.

       The Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will more likely than not fail to be realized.

       Comprehensive Income (Loss): In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges, the effective portions of hedges and unrealized gains and losses on investments classified as available for sale.

       Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in 2001, 2000 and 1999.

       Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C--LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2001, the Company had outstanding $23.2 million principal amount of its 6% Convertible Subordinated Debentures (the "6% Debentures") which mature on June 10, 2002. The Company's cash and cash equivalents and short-term investments at December 31, 2001 totaled approximately $18.2 million.

       The Company is endeavoring to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures in order to be able to fund the payment due on June 10, 2002 by:

o Effecting additional private exchange transactions under which either common stock or 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "13-3/8% Notes") will be exchanged for outstanding 6% Debentures;

o The placement of bank debt to fund the start up of, or the sale of an equity interest in, the Company's Cerro Bayo Mine in southern Chile; and/or

o      The private sale of other debt or equity securities.

o      The potential sale of certain assets of the Company.

       The Company presently plans to complete one or more of the above transactions prior to June 10, 2002. The Company believes that cash flows from mining operations plus completing one or more of the above mentioned transactions would enable the Company to fund the retirement of maturing 6% Debentures on June 10, 2002 and other anticipated capital expenditures required during the balance of 2002. However, no assurance can be given that the Company will be able to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures. The Company's liquidity will be adversely affected if such transactions are not effected on satisfactory terms. If the Company fails to pay the principal amount of the 6% Debentures on their maturity when due, such failure will be deemed to be an event of default under the Indenture relating to the 6% Debentures and entitle the trustee to declare the 6% Debentures to be immediately due and payable. Furthermore, such a default also would constitute an event of default under the Indentures relating to the 13-3/8% Notes, 6-3/8% Debentures and 7-1/4% Debentures, which could cause these Notes or Debentures to be immediately due and payable.

       The Company has also suffered recurring losses and has seen its available cash balances decline as a result of cash used in operations. Management expects such losses to continue unless mineral prices increase. Cash costs of production were reduced at the Company's primary silver mines this year and management expects to continue to focus efforts on overall cost reduction at the mine sites and in corporate activities. The Company has also estimated that it expects to spend approximately $6.8 million on capital improvements during the next year, some of which is discretionary and could be reduced, if necessary. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The current situation raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Failure to achieve the necessary debt exchanges, financing and/or cost reductions could cause the Company to seek relief under Chapter 11 of the Bankruptcy Code.

NOTE D-SUBSEQUENT EVENTS - Unaudited

Agreement to acquire the Martha Mine

       In February 2002, the Company reached agreements in principle to fully acquire the Martha high-grade underground silver mine and other silver exploration properties located in Argentina, approximately 270 miles east of the Company's Cerro Bayo mine, and to make a strategic investment in Yamana Resources Inc. ("Yamana"), a mining company with holdings in Argentina.

Exchanges and Conversions of Convertible Subordinated Debentures

       During the period from January 1, 2002 through March 22, 2002, the Company has negotiated the exchange of $3.4 million principal amount of the 6% Convertible Subordinated Debentures due June 2002 for 3.4 million shares of the Company's common stock.

       In addition, during the period from January 1, 2002 through March 22, 2002, $5.7 million principal amount of the 13-3/8% Convertible Senior Subordinated Notes due 2003 were converted at the option of the holders into 5.1 million shares of common stock.

NOTE E--SFAS NO. 121 IMPAIRMENT REVIEWS

       During the fourth quarter of 2001, the Company performed impairment reviews on all its' operational and development properties in accordance with its policies. Undiscounted estimated future cash flows and/or fair market value assessments, using long-term price assumptions starting at $4.50 and increasing to $5.50 per ounce of silver and $275, increasing to $300 per ounce for gold. The Company determined that its carrying amount for Kensington development property was impaired at December 31, 2001. As a result, the Company recorded an impairment loss of $6.1 million reducing the carrying value of the Kensington development property. Impairments were not indicated at the Company's remaining investments in property, plant and equipment for all other operating and development properties as of December 31, 2001.

       During the fourth quarter of 2000, the Company also performed impairment reviews on all it's operational and development properties. Undiscounted estimated future cash flows and/or fair market value assessments were determined using long-term price assumptions starting at $4.90 and increasing to $5.50 per ounce for silver and $275 and increasing to $300 per ounce for gold, the Company determined that its investments in property, plant and equipment for the operating and development properties were not impaired at December 31, 2000.

       During the fourth quarter of 1999, the Company recorded an impairment of its investment in the Yilgarn Star mine. Using a long-term gold price assumption of $325 per ounce and based on undiscounted future cash flows, the Company determined that its investment in the Yilgarn Star mine in Australia was impaired. The total amount of the impairment, based on discounted cash flows was $16.2 million at December 31, 1999 and was recorded in the fourth quarter.

NOTE F--SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

       The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities:

                                                              Available-For-Sale Securities
                                       ----------------------------------------------------------------------------
                                                                Gross              Gross             Estimated
                                           Amortized          Unrealized         Unrealized            Fair
      As of December 31, 2001                 Cost              Losses             Gains              Value
      -----------------------          -----------------  -----------------  -----------------  -------------------
U.S. Corporate debt securities         $          12,319  $              -   $             -    $         12,319
Equity Securities                                  1,699                173                822             2,348
                                       ------------------ ------------------ ------------------ -------------------
                                       $          14,018  $             173  $             822  $         14,667
                                       ================== ================== ================== ===================
            As of December 31, 2000
U.S. Corporate debt securities         $          15,529  $              -   $             -    $         15,529
Equity Securities                                  3,000                174                  2             2,828
                                       ------------------ ------------------ ------------------ -------------------
                                       $          18,529  $             174  $               2  $         18,357
                                       ================== ================== ================== ===================

       The gross realized gains on sales of available-for-sale securities totaled $0, $0 and $0.6 million during 2001, 2000 and 1999, respectively. The gross realized losses totaled $0.4 million, $2.5 million, and $0.2 million during 2001, 2000 and 1999 respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $4.8 million, $17.2 million and $9.4 million of short-term investments sold or adjusted for other than temporary decline in market value during 2001, 2000 and 1999, respectively. Short-term investments mature at various dates through August 2002.

NOTE G--SHORT-TERM INVESTMENTS - RESTRICTED

       The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulator agencies is required to collateralize certain portions of the Company's obligations. The Company has collaterized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At December 31, 2001 and December 31, 2000, the Company had certificates of deposit under these agreements of $11.2 million and $10.4 million, respectively, restricted for this purpose.

NOTE H--INVENTORIES

Inventories consist of the following:
                                                             December 31,
                                                      2001               2000
                                                   ----------         ---------
 In-process and on leach pads                      $ 39,794           $ 43,595
 Concentrate and dore' inventory                      1,567              6,258
 Supplies                                             4,925              5,126
                                                   --------           --------
                                                   $ 46,286           $ 54,979
                                                   ========           =========
 Long-term inventory in-process and on
   leach pads (included in other assets)           $  2,725           $     -
                                                   ========           ========
NOTE I--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                      December 31,
                                                2001               2000
                                             --------           ---------
      Land$  1,977                           $  2,040
      Buildings and improvements               41,582             41,240
      Machinery and equipment                  55,537             54,546
      Capital leases of equipment                  -                 170
                                             ---------          ---------
                                               99,096             97,996
      Accumulated depreciation                (63,017)           (61,256)
                                             ---------          ---------
                                             $ 36,079           $ 36,740
                                             =========          =========

       The Company has entered into various operating lease agreements which expire over a period of five years. Total rent expense charged to operations under these agreements was $3.2 million, $4.7 million and $4.0 million for 2001, 2000, 1999, respectively.

        Minimum lease payments under operating leases in effect through 2005 are as follows:
                                              Year Ending
                                              December 31,
                                                 2002                 2,419
                                                 2003                 1,833
                                                 2004                 1,236
                                                 2005                   125
                                                                   $  5,613
                                                                   ========
NOTE J - MINING PROPERTIES

Capitalized costs for mining properties                       December 31,
   consist of the following:                             2001              2000
                                                      ----------        ----------
   Operational mining properties:
      Rochester Mine, less accumulated
       depletion of $64,261 and $58,156                $ 15,646          $ 22,575

      Coeur Silver Valley, less accumulated
      depletion of $14,434 and $12,344                   16,145            16,021

      Cerro Bayo Mine, less accumulated depletion
      of $0 and $195(1)                                   5,364             3,116

      Petorca Mine, less accumulated
      depletion of $1,002 and $530                            -               472
                                                       --------          --------
      TOTAL OPERATIONAL MINING PROPERTIES                37,155            42,184

   Developmental mining properties:
      Kensington                                         24,983            28,047

      San Bartolome                                      18,825            18,850

      Other                                               2,877             4,903
                                                       --------          --------
     TOTAL DEVELOPMENTAL MINING PROPERTIES               46,685            51,800
                                                       --------          --------
      TOTAL MINING PROPERTIES                          $ 83,840          $ 93,984
                                                       ========          ========

       (1) Certain assets and their associated accumulated depreciation were written off during 2001.

Operational Mining Properties

       The Rochester Mine: The Company has conducted operations at the Rochester Mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester's primary product is silver with gold produced as a by-product.

       The insurance company that issued the surety bond required under Nevada law to cover our estimated $17.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We are currently attempting to arrange for an alternative bonding arrangement with the State of Nevada as well as a replacement surety bond with another insurance company. If, however, we are unable to make alternative bonding arrangements or find a replacement insurer, we will be required to provide other adequate financial consideration to the State of Nevada to assure our continued compliance with our reclamation liability obligation.

       Galena Mine: Coeur Silver Valley owns and operates the Galena underground silver-copper mine, located near the city of Wallace, in Northern Idaho. On September 9, 1999, the Company acquired the remaining 50% of Coeur Silver Valley resulting in 100% ownership for the Company. The mine utilizes the drift and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves.

Developmental Properties

       Cerro Bayo Mine: The Cerro Bayo Mine is a gold and silver open pit and underground mine located in southern Chile. Commercial production is expected to commence in May of 2002.

       San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri ("Manquiri"). Manquiri's principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, ("COMIBOL"). As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL.

       Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. However, due to the currently depressed gold price, the Company has continued to study ways to further reduce estimated capital costs and operating costs.

Former Operational Mines

       Petorca Mine: The Company owns the Petorca gold and silver underground mine located in central Chile approximately 90 miles north of Santiago. The Company suspended operations at the mine site in the third quarter of 2001 and does not expect to re-open this mine in the foreseeable future.

       Gasgoyne Gold Mines NL: On February 7, 2001, the Company sold its 50% shareholding in Gasgoyne Gold Mines NL of Australia ("Gasgoyne") for A$28.1 million (US $15.6 million) in cash. Also included in the sale was Coeur's share of Gasgoyne's gold hedge position of approximately 90,000 ounces. The purchaser was Sons of Gwalia Ltd., an Australian corporation headquartered in Perth, Western Australia, who owned the other 50% interest in Gasgoyne.

       As a result of the transaction, the Company recorded a write-down of $12.2 million in December 2000, reflecting the excess of the carrying value of the Company's Gasgoyne shares over the sale price.

NOTE K-LONG-TERM DEBT

Exchange Offer

       On June 29, 2001, the Company commenced an offer to exchange newly issued 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 ("13-3/8% Notes") for the Company's outstanding 7-1/4% Convertible Subordinated Debentures due October 31, 2005 ("7-1/4% Debentures"), 6-3/8% Convertible Subordinated Debentures due January 31, 2004 ("6-3/8% Debentures") and 6% Convertible Subordinated Debentures due June 10, 2002 ("6% Debentures") (the "Exchange Offer").

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

       The 13-3/8% Notes are senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock at any time following the date of issuance on August 1, 2001, and prior to maturity. The Company can elect to pay interest in cash or stock at its sole discretion. The conversion price is $1.35 per share, subject to adjustment. At any time prior to December 31, 2003, the holders of the 13-3/8% Notes may elect to convert their notes to equity. The Company may elect to automatically convert the 13-3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

       On July 30, 2001, the Company completed the Exchange Offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54,535,000 of the 7-1/4% Debentures, $26,595,000 of the 6-3/8%
Debentures and $2,044,000 of the 6% Debentures.

       As a result of the Exchange Offer, the Company issued on August 1, 2001, $42,629,000 principal amount of its 13-3/8% Notes in exchange for the outstanding 7-1/4% Debentures, 6-3/8% Debentures and 6% Debentures which were tendered and accepted in the Exchange Offer.

       In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the Exchange Offer the right to purchase for cash additional 13-3/8% Notes (the "Cash Offer"). The Company sold $25,000 principal amount of 13-3/8% Notes in the Cash Offer.

       Net of offering costs, the Exchange Offer has reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million.

       In 2001, as a result of the Exchange Offer the Company recorded $39.2 million in extraordinary gain, net of offering costs. Subsequent to the Exchange Offer, $1.8 million of the 13-3/8% Notes were converted into approximately 1.7 million shares of common stock.

Additional Exchanges

       In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased, in aggregate, $11.0 million principal amount of its outstanding 7-1/4% Debentures due 2005 in exchange for 4,257,618 shares of the Company's common stock. As a result of the transactions completed, the Company recorded an extraordinary gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of taxes.

       In the first quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Debentures due 2005 in exchange for 1,787,500 shares of the Company's common stock. As a result of the repurchase, the Company recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness. Repurchases were also made in 2000 and 1999.

       The share price used as consideration in all of these transactions was based upon market prices at the time of each respective transaction.

       The following table sets forth repurchases for each year in millions:

                       Carrying    Repurchase      Issuance    Extraordinary
2001:                   Amount       Amount          Cost           Gain
                        -------      ------          ----           ----
7-1/4% Debentures        $16.0       $ 6.9        $ .128         $ 9.0

2000:
6% Debentures            $ 9.1       $ 6.4        $ .060         $ 1.8
6-3/8% Debentures        $ .6         $ .2        $ .008          $ .4
7-1/4% Debentures        $22.0       $ 7.5        $ .600         $13.9

1999:
6% debentures            $10.2       $ 6.2        $ .100         $ 4.0

6% Debentures

       The $23.2 million principal amount of 6% Debentures Due 2002 outstanding at December 31, 2001 are convertible into shares of Coeur common stock at the option of the holder prior to maturity, unless previously redeemed, at a conversion rate of approximately 38 shares of common stock for each one thousand dollars of principal (equivalent to a conversion price of $25.57 per share of common stock). The Company is required to make annual interest payments. The debentures have no other funding requirements until maturity on June 10, 2002.

13-3/8% Debentures

       The $41.4 million principal amount of 13-3/8% Notes Due 2003 outstanding at December 31, 2001 are convertible into shares of common stock at the option of the holder prior to maturity, unless previously redeemed, at a conversion price of $1.35 per share, subject to adjustment. The Company may elect to automatically convert the notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending with five trading days prior to the notice of automatic conversion.

6-3/8% Debentures

       The $66.3 million principal amount of 6-3/8% Debentures Due 2004 outstanding at December 31, 2001 are convertible into shares of common stock at the option of the holder on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company. The debentures have no other funding requirements until maturity on January 31, 2004.

7-1/4% Debentures

       The $14.7 million principal amount of 7-1/4% Debentures due 2005 outstanding at December 31, 2001 are convertible into shares of Common Stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. The Company is required to make semi-annual interest payments. The debentures are redeemable at the option of the Company on or after October 31, 2000, and have no other funding requirements until maturity on October 31, 2005.

       The carrying amounts and fair values of long-term borrowings, as of December 31, 2001 and 2000, consisted of the following. The fair value of the long-term borrowing is determined by market transactions on or near December 31, 2001 and 2000, respectively.

                                   December 31, 2001        December 31, 2000
                                -----------------------   ---------------------
      Convertible               Carrying         Fair     Carrying      Fair
       Debentures                 Value          Value     Value        Value
   ----------------             ---------      --------   --------    ---------

 6% Debentures due 2002         $  23,171      $ 14,366   $ 26,511    $ 16,238
 13-3/8% Debentures due 2003    $  41,399      $ 29,082   $   --      $   --
 6-3/8% Debentures due 2004     $  66,270      $ 23,360   $ 85,238    $ 24,549
 7-1/4% Notes due 2005          $  14,650      $  4,835   $ 92,820    $ 26,454

       Total interest expense on Notes for the year ended December 31, 2001, 2000, and 1999 was $15.6 million, $17.0 million, and $17.8 million, respectively, of which $0, $0, and $1.4 million, respectively, was capitalized as a cost of certain properties under development.

       Interest paid was $16.2 million, of which $2.9 million was paid in stock, $16.5 million, and $17.0 million, in 2001, 2000, and 1999, respectively.

Building Loan

       Under the terms of the Company's building loan agreement with Wells Fargo bank the company agreed to have the terms of the building loan reviewed after a five year interval ending on December 4, 2001, at which time the terms could be renegotiated. Wells Fargo has chosen at this time not to renegotiate the loan making the entire amount of $1.3 million due on December 4, 2001. The bank has extended the Company some time to seek alternative financing and the company is in the process of doing so. During this time the company has continued to make payments to the bank under the original terms of the agreement and will continue to do so until alternative financing can be attained. As a result, the amount of $1.3 million has been included in current liabilities at December 31, 2001. The Company intends to have alternative financing in place shortly after the end of the first quarter. If the company is unable to find alternative financing the remaining amount of the loan will be paid to the bank.

NOTE L--INCOME TAXES

       The components of the provision for income taxes in the consolidated statements of operations are as follows:

                                       Years Ended December 31,
                              -----------------------------------------------
                                 2001              2000                 1999
                              ---------          --------             -------

Current                       $     6            $ (348)              $  (332)
Deferred                            -                 -                     -
                              --------           -------              --------
Benefit (provision)
  for income tax              $     6            $ (348)              $  (332)
                              ========           =======              ========

       As of December 31, 2001, 2000 and 1999 the significant components of the Company's net deferred tax liability were as follows:

                                                Years Ended December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------     --------
Deferred tax liabilities:
    PP&E, net                              $  6,560     $  7,051      $  9,051
                                           --------     --------      --------
    Total deferred tax liabilities         $  6,560     $  7,051      $  9,051
                                           ========     ========      ========

Deferred tax assets:
    Net operating loss carryforwards       $109,526     $106,836      $101,505
    AMT credit carryforwards                  1,459        1,734         1,734
    Business credit carryforwards               205          205           205
                                           --------     --------      --------
    Total deferred tax assets               111,190      108,775       103,444
Mineral properties impairment                66,663       64,533        58,863
Unrealized hedging losses                     1,443        1,730         1,626
Other                                         3,101        4,583         2,165
Valuation allowance for deferred
 tax assets                                (175,837)    (172,570)     (157,047)
                                           --------     --------      --------
    Net deferred tax assets                $  6,560     $  7,051      $  9,051
                                           ========     ========      ========

    Net deferred tax liabilities           $      -     $      -      $      -
                                           ========     ========      ========

       Changes in the valuation allowance relate primarily to losses which are not currently recognized. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

       The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended December 31, 2001. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

       A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                  Years Ended December 31,
                                              ------------------------------
                                                2001       2000        1999
                                              --------    -------      -----
  Tax benefit on continuing operations
    computed at statutory rates                 35.0%     (35.0%)     (35.0%)
  Tax effect of foreign affiliates'
    statutory rates                             59.1%       7.4%       11.6%
  Percentage depletion                        (238.5%)    (17.9%)     (21.2%)
  Interest on foreign subsidiary debt          110.8%      11.5%       18.4
  Change in valuation allowance                 16.5%      34.5%       25.7%
  Non-deductible interest                       81.8%         -           -
  Other (net)                                    5.3%        .5%        1.6%
                                              -------     -------      -----
  Effective tax rate                             0.0%       1.0%        1.1%
                                              =======     ======       ======

       For tax purposes, as of December 31, 2001, the Company has operating loss carryforwards as follows, which expire in 2007 through 2020 for U.S. carryforwards. New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

                                                        New
                                       U.S.           Zealand        Australia          Chile            Total
                                       ----           -------        ---------          -----            -----
       Regular Losses               $153,600         $ 91,371          $2,494        $163,876         $411,341
       ATM credits                     1,459                -               -               -            1,459
       General business credits          205                -               -               -              205

       The operating loss carryforwards by year of expiration are as follows:

                      Year of
                      Expiration            Regular Tax
                      ----------            -----------
                        2007                $   9,730
                        2008                   10,417
                        2009                    8,994
                        2011                   72,146
                        2012                    4,424
                        2019                   35,975
                        2020                   11,914
                                            ---------
                          Total             $ 153,600
                                            =========

       As of December 31, 2001, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.5 million which expire through 2006. The utilization of Callahan Mining Corporation's net operating losses are subject to limitations.

NOTE M--SHAREHOLDERS' EQUITY AND STOCK PLANS

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

       On May 11, 1999, the Company's shareholders adopted a new shareholder rights plan. The plan entitles each holder of the Company's common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($0.01) per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2001 and 2000, there were a total of 48,219,021 and 37,050,068 outstanding rights which was equal to the net number of outstanding shares of common stock.

       The Company has an Annual Incentive Plan (the "Annual Plan"), a Long-Term Incentive Plan (the "Long-Term Plan") and a Directors' Plan (the "Directors' Plan"). Benefits were payable in cash under the Annual Plan in 2001, 2000 and 1999.

       Under the Long-Term and Directors' Plans, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant and (ii) performance units comprised of common stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 2001, options for 403,443 shares were issued under these plans. As of December 31, 2001 and 2000, nonqualified and incentive stock options to purchase 779,064 shares and 708,266 shares, respectively, were outstanding under the Long-Term Plan and the Directors' Plans. The options are exercisable at prices ranging from $0.74 to $27.00 per share. In December 2000, the Board of Directors passed a resolution to request shareholders to authorize an additional 1,000,000 shares for issuance under these plans.

       The Company has a Non-Employee Directors' Stock Option Plan (the "Plan") under which 200,000 shares of Common Stock are authorized for issuance and which were approved by the shareholders in May 1995. In December 2000, the Board of Directors passed a resolution to put forward for shareholder approval the authorization of an additional 500,000 shares for issuance under the Plan. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 2001, 2000 and 1999, a total of 134,612, 46,691 and 25,917 options, respectively, had been granted in lieu of $0.1 million, $0.1 million and $0.1 million, respectively, of foregone directors' fees.

       Total employee compensation expense charged to operations under these Plans were $0.7 million, $1.8 million, and $0.8 million for 2001, 2000, and 1999, respectively. A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                               Weighted Average
                                           Weighted Average     Fair Value of
                                  Shares    Exercise Price     Options Granted


  Stock options outstanding
    at January 1, 1999           441,842        $  14.59
  Issued                         130,086            4.69          $  3.51
  Canceled/expired               (69,422)          12.60
                              -----------       --------
  Stock options outstanding
    at December 31, 1999         502,506        $  11.99
  Issued                         233,294            3.52          $  2.56
  Canceled/expired               (27,534)          11.29
                              -----------       --------
  Stock options outstanding
    at December 31, 2000         708,266        $   9.47
  Issued                         403,443             .81          $  0.81
  Canceled/expired              (332,645)          14.02
                              -----------       --------
  Stock options outstanding
    at December 31, 2001         779,064        $   2.81
                              ==========        ========

       Stock options exercisable at December 31, 2001, 2000 and 1999 were, 609,089, 366,602 and 283,987, respectively.

       The following table summarizes information for options currently outstanding at December 31, 2001:

                                                 Options Outstanding                        Options Exercisable
                                 ----------------------------------------------------- --------------------------------
                                                   Weighted Average
                                                       Remaining          Weighted                         Weighted
   Range of Exercise Prices          Number         Contractual Life      Average            Number        Average
                                   Outstanding           (Yrs.)        Exercise Price     Exercisable   Exercise Price
------------------------------- ------------------ ------------------- --------------- ---------------  ---------------
$ 0.740 to $ 1.000                        403,443            9.67          $ 0.81            403,443         $ 0.81
$ 2.630 to $ 4.813                        309,551            5.39          $ 3.96            148,651         $ 4.06
$ 6.110 to $27.000                         66,070            5.88          $ 9.64             56,995         $10.21
                                         --------          ------          ------            -------         ------
                                          779,064            7.65          $ 2.81            609,089         $ 2.48
                                          =======                                            =======

       As of December 31, 2001, 1,654,498 shares were available for future grants under these incentive Plans and 35,360,279 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

       SFAS No. 123, "Accounting for Stock-Based Compensation" establishes accounting and reporting standards for stock-based employee compensation plans and defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that expense over the vesting period. The Company has adopted the disclosure only provision of SFAS No. 123 and therefore continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation expense been recognized based on the fair value at the date of the grant for the options awarded under the plans, unaudited pro forma amounts of the Company's net loss and net loss per share would have been as follows:

                                          Years Ended December 31,
                                   2001              2000               1999
                              --------------   ---------------     -------------
 Net loss attributable to
  Common shareholders             $(3,067)        $ (49,993)         $ (38,855)
 Unaudited net loss pro
  Forma                           $(3,350)        $ (50,321)         $ (39,065)
 Basic and diluted net
  loss per share as
  reported                        $ (0.07)        $   (1.41)         $   (1.61)
 Unaudited basic and
  diluted net loss per
  share pro forma                 $ (0.08)        $   (1.42)         $   (1.62)

       The fair value of each option grant was estimated using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.25%, 6.0% and 6.2% for 2001, 2000 and 1999, respectively; expected option life of 4-10 years for officers and directors; expected volatility of 93%, 92% and 55% for 2001, 2000 and 1999, respectively, and no expected dividends. The effect of applying SFAS No. 123 for providing unaudited pro forma disclosures for fiscal years 2001, 2000 and 1999 is not likely to be representative of the effects in future years because options vest over a four-year period and additional awards generally are made each year.

NOTE N-EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

       In connection with the acquisition of certain Asarco silver assets, acquired in 1999, the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees at Coeur Silver Valley. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

       The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set fourth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States Government.

       The components of net periodic benefit costs are as follows:

                                                For the Year Ended December 31,
                                             --------------------------------------
                                                2001          2000         1999
                                             ----------- -------------- -----------
Service cost                                  $  179         $  152          $161
Interest cost                                    138            107            70
Expected return on plan assets                  (121)           (76)          (38)
Amortization of prior service cost                31             31             -
Amortization of transitional obligation            -              -             -
Recognized actuarial loss                         35            (14)            -
                                             ----------- -------------- -----------
     Net periodic benefit cost                $  262         $  200          $193
                                             =========== ============== ===========

       The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

                                                                 At December 31,
                                                -------------------------------------------------
                                                      2001              2000             1999
                                               ----------------- ------------------ -------------
Change in benefit obligation
Projected benefit obligation at
   Beginning of year                               $  1,350          $  1,019          $ 1,040
  Service cost                                          179               152              161
  Interest cost                                         138               107               70
  Plan amendments                                        -                353                -
  Benefits paid                                         (56)              (33)             (21)
  Actuarial loss (gain)                               1,092              (248)            (231)
----------------------------------------------- ----------------- ------------------ ------------
Projected benefit obligation at
   end of year                                     $  2,703          $  1,350          $ 1,019
=============================================== ================= ================== ============

Change in plan assets
Fair value of plan assets at
    Beginning of year                              $  1,215          $    760            $ 454
  Actual return on plan assets                         (106)               (5)              77
  Plan amendment                                          -                 -                -
  Employer contributions                                591               493              250
  Benefits paid                                         (56)              (33)             (21)
  Administrative expenses                                 -                 -                -
----------------------------------------------- ----------------- ------------------ ------------
Fair value of plan assets at
    end of year                                    $  1,644          $  1,215            $ 760
=============================================== ================= ================== ============
Reconciliation of funded status
  Funded status                                    $ (1,059)         $   (135)           $(259)
  Unrecognized actuarial gain                         1,379              (422)               -
  Unrecognized transition obligation                      -                 -                -
  Unrecognized prior service cost                       367               321             (270)
----------------------------------------------- ----------------- ------------------ ------------
     Net amount of asset (liability)
      Reflected in consolidated
      balance sheet                                $    687          $   (236)           $(529)
=============================================== ================= ================== ============
Weighted average assumptions
  Discount rate                                        7.5%              8.0%             8.1%
  Expected long-term rate of return
   on plan assets                                      8.5%              8.5%             8.5%
  Rate of compensation increase                        5.0%              3.0%             5.0%
=============================================== ================= ================== ============

Defined Contribution Plan

       The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.7 million, $0.8 million, and $0.9 million for 2001, 2000, and 1999, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

       The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees' contribution or up to 3% of the employees' compensation. Employees have the option of investing in seven different types of investment funds. Total plan expenses charged to operations were $0.3 million, $0.4 million and $0.4 million in 2001, 2000, and 1999, respectively.

NOTE O-FINANCIAL INSTRUMENTS

       The Company enters into forward foreign exchange contracts denominated in foreign currencies. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows will be adversely affected by changes in exchange rates. At December 31, 2001, 2000, and 1999, the Company had forward foreign exchange contracts of $0, $8.1 million, and $3.6 million in U.S. dollars, respectively.

       The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold and silver prices. As of December 31, 2001, the Company had sold 7,500 ounces of gold for physical delivery on various dates through 2002 at an average price of $288.31. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2001, 2000 and 1999, Coeur recorded non-cash earnings of $0.4 million, $0.6 million and a non-cash charge of $4.3 million to operations, respectively.

       Further discussions of other financial instruments held by the Company are included in Notes E and J.

       The following table summarizes the information at December 31, 2001, associated with the Company's financial and derivative financial instruments:

                                                                                                              Fair Value
                                              2002         2003           2004          2005        Total      12/31/01
  ------------------------------------------------------------------------------------------------------------------------
  Liabilities
     Short and Long Term Debt
     Fixed Rate                               $ 23,171      $ 41,399        $66,270     $ 14,650    $145,490     $ 71,643
       Average Interest Rate                    8.629%        8.849%         7.007%        7.25%

  Derivative Financial Instruments
     Gold Forward Sales - USD
       Ounces                                    7,500             -              -            -       7,500        $  89
       Price Per Ounce                        $ 288.31             -              -            -           -

     Gold Call Options Sold - USD (1)
       Ounces                                        -             -              -       24,640      24,640       $(213)
       Price Per Ounce                        $      -      $      -        $     -     $ 346.46

(1) The call options sold have a knock-out provision whereby the calls will terminate if gold trades below $300 per ounce after December 27, 2002.

       For the years ended December 31, 2001, 2000, and 1999, the Company realized a gain (loss) from its foreign exchange programs of $0.4 million, $(1.0) million and $.1 million, respectively.

       The credit risk exposure related to all hedging activities is limited to the unrealized gains on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. In addition, to allow for situations where positions may need to be reversed the Company deals only in markets that it considers highly liquid. The Company does not anticipate non-performance by any of these counter parties.

NOTE P-Supplemental Cash Flow Information

       During the 3rd quarter of 2001, the Company issued a total of $43.2 million principal amount of 13-3/8% Notes in connection with an exchange offer extended to the holders of outstanding convertible subordinated debentures, as more fully described in Note K.

       During the 4th quarter the Company issued 3.4 million shares to the holders of the 13-3/8% Notes for the interest due on December 31, 2001 of $2.5 million, as more fully described in Note K.

       During the 3rd and 4th quarters of 2001, $1.8 million of the newly issued 13 3/8% Notes were converted to approximately 1.7 million shares of common stock as more fully described in Note K.

       During the 2nd quarter of 2001 the Company repurchased $11.0 million principal amount of its outstanding 7-1/4% Debentures in exchange for 4,257,618 shares of common stock, as more fully described in Note K.

       During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Debentures in exchange for 1,787,500 shares of common stock, as more fully described in Note K.

NOTE Q-SEGMENT INFORMATION

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

       The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to Company cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Cerro Bayo, Petorca, Coeur Australia and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment includes sales through a wholly owned commodity marketing subsidiary and are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

       Revenues from gold sales were $29.3 million, $43.5 million, and $48.9 million in 2001, 2000, and 1999, respectively. Revenues from silver sales were $49.0 million, $57.3 million, and $43.7 million in 2001, 2000, 1999, respectively.

                                                Coeur                              Exploration
                                                Silver                                 And
December 31, 2001                  Rochester    Valley     Fachinal      Petorca   Development     Other        Total
                                  ----------------------------------------------------------------------------------------
 Total net sales and
    revenues                          $48,786    $15,478        $ 149     $ 5,639            -      $ 1,860     $ 71,912

 Depreciation and amortization          9,205     3,448           172         530           24       (2,032)      11,347
 Interest income                            -         -             2           3            -        1,681        1,687
 Interest expepense                         -         -         2,330          (1)           -       12,263       14,592
 Gain on metals derivatives                 -         -             -           -            -          526          526
 Writedown of mine property                 -         -          (966)      1,585            -       (9,971)      (9,352)
 Income tax benefit (provision)             -         1             -           -            -           (7)          (6)
 Earnings from non-consolidated
   Subsidiary                               -         -             -           -            -            -            -
 Gain on early retirement
   Of debt                                  -         -             -           -            -       48,217       48,217
 Profit (loss)                          5,191    (1,700)       (3,740)     (1,983)      (1,357)     (12,629)     (16,218)
 Investments in non-consolidated
    subsidiary                              -         -             -           -            -            -            -
 Segment assets (A)                    68,298    28,998        24,244         717           48       52,527      174,832
 Expenditures for property                790     3,193         2,317           -           30          626        6,956

                                              Coeur                                             Exploration
                                              Silver                                  Coeur         And
December 31, 2000                Rochester    Valley      Fachinal     Petorca      Australia   Development     Other       Total
                                --------------------------------------------------------------------------------------------------
 Total net sales and
    revenues                        $51,963     $17,202     $ 9,756      $ 6,566       $ 9,337            -     $ 6,382    $101,206
 Depreciation and amortization       14,815       2,735       5,138          235         2,260           19       1,481      26,683
 Interest income                          -           -          22            6           172            -       4,207       4,407
 Interest expense                         -           -          14           (3)            -            -      16,988      16,999
 Gain on metal hedging                    -           -           -            -             -            -       3,970       3,970
 Writedown of mine property               -           -        (411)           -       (12,207)           -      (2,372)    (14,990)
 Income tax expense                       -           1           -            -            75            -         272         348
 Earnings from non-consolidated
   Subsidiary                             -           -           -            -         1,103            -           -       1,103
 Gain on early retirement
   Of debt                                -           -           -            -             -            -      16,136      16,136
 Profit (loss)                       13,506         615      (6,328)      (1,837)        1,930       (1,282)    (11,304)     (4,700)
 Investments in non-
    consolidated subsidiary               -           -           -            -        15,264            -           -      15,264
 Segment assets (A)                  81,130      28,282      24,882        2,769           429       57,921                 195,413
 Expenditures for property            2,169       6,363       2,636          662             -        1,823          -       13,653

                                              Coeur                                              Exploration
                                              Silver                                 Coeur           And
                               Rochester      Valley     Fachinal     Petorca      Australia     Development    Other       Total
                               -----------------------------------------------------------------------------------------------------
December 31, 1999
 Total net sales and
    revenues                     $51,193       $4,960       $8,756       $9,086        $ 9,983        $(323)    $25,291    $108,946
 Depreciation and
  Amortization                   $ 9,539         $681       $5,025      $(1,020)       $ 4,490         $364     $ 2,929     $22,008
 Interest income                       -            -           66           20             65           13       5,444       5,608
 Interest expense                      -            -           32           27              -            -      16,349      16,408
 Gain on Cyprus Settlement             -            -            -            -              -            -      21,140      21,140
 Loss on Metal Hedging                 -            -            -            -              -            -      (4,302)     (4,302)
 Writedown of Mine Property            -            -            -            -        (16,193)           -      (2,492)    (18,685)
 Income tax (credit) expense           -          (11)           -            -             23            -         320         332
 Earnings (losses) from non-
  Consolidated subsidiary              -            -            -            -         (1,180)           -          84      (1,096)
 Gain on early retirement
  of debt                              -            -            -            -              -            -       3,990       3,990
 Profit (loss)                    18,993         (276)      (3,023)        (556)           203       (4,784)     (2,529)      8,028

Investments in non-
 Consolidated subsidiary               -            -            -            -         29,008            -           -      29,008
 Segment assets(A)                89,110       24,438       29,386        3,374          1,818       49,880       8,271     206,277
 Expenditures for property         3,815          947        1,355          300              -        7,958         560      14,935

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

Segment Reporting
                                                              2001             2000            1999
                                                        -----------------------------------------------
Profit     (loss)
Total profit or loss for reportable segments               $ (16,218)        $ (4,700)        $ 8,028
Gain (loss) on legal settlements                                   -           (4,200)         21,140
Gain  (loss) on metal hedging                                    526            3,971          (4,302)
Depreciation and amortization                                (11,762)         (26,683)        (21,753)
Interest expense                                             (14,592)         (16,999)        (16,408)
Writedown of mine property and other                          (9,244)         (14,990)        (18,685)
                                                        -----------------------------------------------
     Loss before income taxes                              $ (51,290)       $ (63,601)      $ (31,981)
                                                        ===============================================
Assets
Total assets for reportable segments                       $ 172,107        $ 195,413       $ 206,277
Cash and cash equivalents                                     14,714           35,227          86,935
Short-term investments                                        14,656           18,344          22,978
Other assets                                                   8,903           22,393          37,857
                                                        -----------------------------------------------
    Total consolidated assets                              $ 210,380        $ 271,377       $ 354,047
                                                        ===============================================

       Segment Reporting

       Geographic Information

       2001:                                 Revenues         Mining
                                                          Properties
                                          ---------------------------
       United States                        $ 68,348        $ 78,142
       Chile                                   5,190          22,477
       Other Foreign Countries                (1,626)         19,300
                                          ---------------------------
       Total                                $ 71,912        $119,919
                                          ===========================

                                                              Mining
       2000:                                 Revenues     Properties
                                          ---------------------------

       United States                        $ 75,875        $ 90,384
       Chile                                  15,989          20,890
       Australia                               9,337               -
       New Zealand                                 5             569
       Bolivia                                     -          18,873
       Other Foreign Countries                     -               8
                                          ---------------------------
       Total                                $101,206        $130,724
                                          ===========================

                                                              Mining
       1999:                                 Revenues     Properties
                                          ---------------------------

       United States                        $ 60,297        $ 94,356
       Chile                                  17,521          22,356
       Australia                               9,983               -
       New Zealand                            21,146             855
       Other Foreign Countries                    (1)         19,565
                                          ---------------------------
       Total                                $108,946        $137,132
                                          ===========================

Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

NOTE R-LITIGATION

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

       On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and
(iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

       Lawsuit to Recover Inventory

       During the first quarter of 2000, Handy & Harman Refining Group, Inc.("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its account at Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result the Company has recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the threatened claims are without merit, and will vigorously defend any such suit.

       Bunker Hill Action

       On January 7, 2002, a private class action suit captioned Baugh vs. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

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

NOTE S-SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                     First             Second              Third          Fourth
                                                    Quarter            Quarter            Quarter        Quarter (f)
                                                   ---------          ---------          ---------       -----------
                                                              (In Thousands - Except Per Share Data)
   2001
   ----
   Net revenues(d)                                 $ 18,022           $ 20,051          $  17,066        $ 16,773
   Net loss before
     extraordinary gain                            $(11,249)          $ (9,428)         $ (12,311)       $(18,302)(c)
   Net loss(a)(b)                                  $ (8,068)          $ (3,637)         $  26,934        $(18,296)(c)
   Net loss attributable
     to common shareholders(a)(b)                  $ (8,068)          $ (3,637)         $  26,934        $(18,296)(c)
   Basic and diluted net loss
     per share before extraordinary gain           $  (0.31)          $  (0.21)         $   (0.28)       $  (0.41)(c)
   Basic and diluted net loss
     per share attributable to
     common shareholders(a)(b)                     $  (0.22)          $  (0.08)         $   (0.62)       $  (0.41)(c)

   2000 (g)
   ----
   Net revenues                                    $ 17,904           $ 29,488          $  29,724        $ 24,090
   Net loss before
     extraordinary gain                            $ (9,922)          $(11,573)         $  (8,558)       $(33,896)(c)
   Net loss(e)                                     $ (9,835)          $(10,462)         $  (8,456)       $(19,060)(c)
   Net loss attributable
     to common shareholders(e)                     $(12,015)          $(10,462)         $  (8,456)       $(19,060)(c)
   Basic and diluted net loss
     per share before extraordinary gain           $  (0.39)          $  (0.31)         $   (0.23)       $  (0.91)(c)
   Basic and diluted net loss
     per share attributable to
     common shareholders(e)                        $  (0.39)          $  (0.28)         $   (0.23)       $  (0.51)(c)

(a)    Includes extraordinary gain on early retirement of debt of approximately $3.0 million in the first quarter of 2001 and $5.8 million in the second quarter of 2001.

(b)    Includes extraordinary gain on the exchange offer of approximately $39.2 million in the third quarter of 2001.


(c)    Includes writedown of mining properties of approximately $6.1 million, $12.2 million and
       $16.2 million in the fourth quarters of 2001, 2000 and 1999, respectively, and $4.2 million expense for settlement of a legal suit in the fourth quarter of 2000.

(d)    Included mark-to-market gain (loss) of($4.0) million in the first quarter of 2001, ($0.2)
       million in the second quarter of 2001, and $.1 million in the fourth quarter of 2001.

(e)    Includes extraordinary gain on early retirement of debt of approximately $1.0 million in the first quarter 2000, approximately $1.1 million in the second quarter 2000, approximately $1.0 million in the third quarter 2000, and approximately $14.8 million in the fourth quarter
       2000.

(f)    Includes realized loss on other than temporary impairment of available for sale securities of
       $2.3 million in the fourth quarter 2000.

(g)    Includes mark-to-market gain (loss) of $1.6 million in the first quarter of 2000, ($.5)
       million in the second quarter of 2000, $2.1 million in the third quarter of 2000, and $.9 million in the fourth quarter of 2000, on written call options.