Form 10-K/A
period 2001-12-31
COEUR D ALENE MINES CORP
filed 2002-04-01
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-K/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31,
2001

                         COEUR D'ALENE MINES CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Idaho                        1-8641                   82-0109423
----------------------------       ---------------        ---------------------
(State or other jurisdiction        (Commission              (IRS Employer
   of incorporation)                 File Number)         Identification Number)

      505 Front Avenue, P.O. Box "I"
          Coeur d'Alene, Idaho                                    83814
  ----------------------------------------                  -----------------
  (Address of principal executive offices)                      (zip code)

     Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby includes the following portions of its Annual Report on Form 10-K for the year ended December 31, 2001, as set forth in the pages attached hereto:

          Part IV. Item 14(c) - Exhibit 23

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COEUR D'ALENE MINES CORPORATION

Date: April 1, 2002              By:/s/ Geoffrey A. Burns
                                    ----------------------------------------
                                        Geoffrey A. Burns
                                        Vice President, Chief Financial Officer

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


     The purpose of this amendment is to file Exhibit 23 to the Form 10-K.