Form 10-K/A
period 2001-12-31
COEUR D ALENE MINES CORP
filed 2002-04-30
CIK 215466

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

                                          COEUR D'ALENE MINES CORPORATION

Date: April 30, 2002                      By: /s/ Dennis E. Wheeler
                                             ---------------------------------
                                          Dennis E. Wheeler,
                                          Chairman, President and Chief
                                            Executive Officer

                         COEUR D'ALENE MINES CORPORATION

                  AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

     Because definitive proxy soliciting material relating to the 2002 Annual Meeting of Shareholders of Coeur d'Alene Mines Corporation (the "Company") will not be filed by April 30, 2002, the information called for by Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is included in this Amendment No. 2 to such Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Directors of the Company

                                                           Age    Director Since

Dennis E. Wheeler                                          59         1978

Chairman of the Board of Coeur d'Alene Mines
Corporation since May 1992; President since December
1980; Chief Executive Officer since December 1986;
Chief Administrative Officer from December 1980 to
December 1986; Secretary from January 1980 to December
1980; Senior Vice President and General Counsel from
1978 to 1980. Member of the Board of Directors and Vice
Chairman of the Audit Committee of Sierra Pacific
Resources (a public utility holding company).

Joseph C. Bennett                                          69         1981

Private investor and managing partner of family investment and mineral royalty partnership. Director of Equity Oil Company.

James J. Curran                                            62         1989

Chairman of the Board and Chief Executive Officer,
First Interstate Bank, Northwest Region (Alaska, Idaho,
Montana, Oregon and Washington) from October 1991 to
April 30, 1996; Chairman of the Board and Chief
Executive Officer, First Interstate Bank of Oregon,

                                                           Age    Director Since

N.A. from February 1991 to October 1991; Chairman and
Chief Executive Officer of First Interstate Bank of
Denver, N.A., from March 1990 to January 1991;
Chairman, President and Chief Executive Officer of
First Interstate Bank of Idaho, N.A., from July 1984 to
March 1990.

James A. McClure                                           77         1991

Of Counsel, Givens & Pursley; Consultant to the
Washington, D.C. consulting firm of McClure, Gerard &
Neuenschwander, Inc.; United States Senator from Idaho from 1972 to 1990; former Chairman of the Senate Energy and Natural Resources Committee.

Cecil D. Andrus                                            70         1995

Governor of Idaho (1971-1977 and 1987-1995); Secretary of the Department of the Interior (1977-1981). Director of Albertson's Inc. (a nation-wide grocery retail chain), Key Corp. (commercial banking) and RENTRAK (a video cassette leasing company). Chairman of the Andrus
Center for Public Policy at Boise State University; "Of
Counsel" member of the Gallatin Group (a policy consulting firm).

John H. Robinson                                           51         1998

Executive Director of Amey PLC a (business support service) since April 1, 2000. Vice Chairman of Black &
Veatch, an international engineering and construction firm, from January 1999 to March 2000; Chief
Development Officer of that company from 1997-1998 and Managing Partner from 1996-1999; Chairman of Black and
Veatch U.K., Ltd and President of Black & Veatch
International from 1994 to March 2000. Member of the
Board of Directors of Alliance Resource Partners LP
(coal mining) and Protection One Inc. (security alarm monitoring services).

Robert E. Mellor                                           58         1999

Chief Executive Officer and President of Building
Materials Holding Corporation (distribution, manufacturing and sales of building materials and component products) since 1997, director since 1991; Of
Counsel, Gibson, Dunn & Crutcher, LLP, 1991-1997.
Member of the Board of Directors of The Ryland Group,
Inc. (national residential home builder).

                                                           Age    Director Since

Timothy R. Winterer                                        65         1998

President and Chief Operating Officer of Western Oil
Sands since February 2000. President and Chief
Executive Officer of BHP World Minerals Corporation
(international resources company) from 1997 to 1998;
Group General Manager and Executive Vice President, BHP
World Minerals (1996-1997); Senior Vice President and
Group General Manager, BHP World Minerals (1992-1996);
Senior Vice President, Operations International
Minerals, BHP Minerals (1985-1992); Executive Vice
President, Utah Development Company (1981-1985).

Xavier Garcia de Quevedo Topete                            55         1999

President and Chief Operating Officer of Asarco
Incorporated since November 19, 1999. General Director of Grupo Ferroviario Mexicano, S.A. de C.V. and of
Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999; General Director of Development and
Projects of Grupo Mexico, S.A. de C.V. from 1994 to
1997 and Alternate Director of that company since 1998;
director of Asarco Incorporated since 1999; and director of Southern Peru Copper Corporation since
December 1999.

Daniel Tellechea Salido                                    56         1999

Managing Director for Administration and Finance of
Grupo Mexico S.A. DE C.V. since 1994; Alternate
Director of Grupo Mexico since 1998; Managing Director of Mexicana De Cobre, S.A. DE C.V., 1986 - 1993;
Director, Vice President and Chief Financial Officer of
Asarco Incorporated since 1999; Director and Vice
President of Finance of Southern Peru Copper
Corporation since 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities ownership occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2001 were timely filed.

Executive Officers of the Company

     Information regarding the Company's executive officers is set forth under
Item 4A of the Form 10-K as filed on March 29, 2002.

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

                                                    Summary Compensation Table
                                                                                 Long-Term Compensation
                                                                           -----------------------------------
                                                                                    Awards
                                             Annual Compensation           -------------------------   Payouts
                                     -----------------------------------       LTPSP        Shares     -------
                                                            Other Annual   Common Stock   Underlying       LTPSP        All Other
                                      Salary      Bonus     Compensation     Award(#Sh)     Options       Payouts     Compensation
Name and Principal Position   Year      ($)       ($)(1)       ($)(2)           (3)         (#Sh)(4)       ($)(5)        ($)(6)
---------------------------   ----    ------      ------    ------------   ------------   -----------     -------     ------------
Dennis E. Wheeler..........   2001   $485,658   $212,916         --              --          229,090         --        $35,668
  Chairman, President $       2000    465,167    100,625         --            3,429           --          $2,143       59,551
  Chief Executive Officer     1999    426,399    394,281         --            4,438          75,364        9,615       43,585
Geoffrey A. Burns..........   2001    210,739     65,243         --              --            --            --         16,657
  Senior Vice-President       2000    199,606     28,583         --              --            --            --         19,512
  Chief Financial Officer     1999    141,100    106,144         --              --            --            --          3,664
Robert Martinez(7).........   2001    288,241     94,050         --              --           20,429         --         24,892
  Senior Vice President       2000    252,423     35,844                         279           --             174       27,179
  Chief Operating Officer     1999    249,124    181,200         --              363          25,500          784       21,214
Dieter A. Krewedl..........   2001    193,318     46,612         --              --            --            --         15,674
  Senior Vice President       2000    169,790     21,656         --              --            --            --         17,316
  Exploration                 1999    149,240     79,388         --              --            --            --          4,797
James K. Duff..............   2001    175,895     31,875         --              --            8,031         --         14,423
  Vice President              2000    178,625     15,938         --              209           --             130       17,817
  Business Development        1999    157,578     84,375         --              --            7,221         --         13,972

--------------------
(1)  Annual incentive payments under the AIP are paid in cash and based on target award levels established by the Compensation
     Committee at the beginning of each annual performance period and vary depending upon each participant's responsibilities and base salary. Awards under the AIP are paid after the annual performance period and vary from 0% to 200% of the targets based on actual performance. During 1999 and 2000, 75% of the award value was based on our company's overall financial performance and 25% was based on the participant's individual performance. During 2001, 50% of the award value was based on our Company's overall financial performance and 50% was based on the participant's individual performance. Financial objectives underlying the measurement of our company's performance include both total asset growth and cash flow return on total assets. The amounts reported above for 1999 and 2000 were paid in March 2000 and May 2001, respectively. The amounts reported above for
     2001 were paid in March, 2002.

(2)  Does not report perquisites amounting to less than the lesser of $50,000 or 10% of total salary and bonus.

(3)  Shares of common stock awarded under the LTPSP are issued upon completion of a four-year performance period after the date of grant. Prior to 1993, the executive compensation program provided for annual awards of restricted stock that vested over a four-year period. Commencing in 1993, awards are paid in shares of common stock and cash in amounts that are not determinable until completion of a four-year award cycle. The aggregate number and market value (based on the $0.80 per share closing price of the shares on the New York Stock Exchange on December 31, 2001) of the restricted shares of common stock granted pursuant to the LTPSP prior to 1993 and held by the above executive officers at December 31, 2001 were as follows: Dennis E.
     Wheeler - 27,774 shares ($22,291.20) and Robert Martinez - 4,173 shares ($3,338.40).

(4)  Reports the number of shares underlying nonqualified options and incentive stock options granted under the LTIP with respect to each of the respective years. The options granted with respect to 1999 performance were granted in March 2000, respectively. No options have been granted with respect to 2001 performance.

(5)  Reports cash payouts (not awards) under the LTPSP. Payments are made under the LTPSP after the end of the four-year performance period after award. The above reported payments relate to awards made in 1998 and are based on the performance period ending December 31, 2001. No long-term incentive plan awards have been made under the LTPSP with respect to services rendered in 2001.

(6)  Includes contributions to the Defined Contribution and 401(k) Retirement Plan (the "Retirement Plan") and amounts credited to our Supplemental Retirement Plan. All full-time employees participate in the Retirement Plan. The amount of our annual contribution is determined annually by the Board of Directors and may not exceed 15% of the participants' aggregate compensation; however for the years 1999, 2000 and 2001, the contribution was 5%. In addition, the Retirement Plan provides for an Employee Savings Plan which allows each employee to contribute up to 16% of compensation, subject to a maximum contribution of $10,500. We contribute an amount equal to 50% of the first 6% of any such contributed amount. Accrued benefits under the Retirement Plan are fully vested after five years of employment. Retirement benefits under the Retirement
     Plan are based on a participant's investment fund account upon retirement, the participant's age and the form of benefit payment elected by the participant. We maintain the Supplemental Retirement Plan for our executive officers. Under the
     Supplemental Retirement Plan, an amount is accrued that equals the portion of the contribution to the Retirement Plan that is restricted due to restrictions under ERISA. In 2001, Messrs. Wheeler, Martinez, Krewedl, Duff and Burns were credited with company contributions of $13,600, $13,600, $13,600 $13,600, and $13,600, respectively, under the Retirement Plan. In 2001,
     Messrs. Wheeler, Martinez, Krewedl, Duff and Burns credited with $20,805, $11,191, $1,964, $803, and $3,040, respectively, pursuant to the Supplemental Retirement Plan. The amounts of all other compensation reported in the above table also include
     "above-market" interest earnings on deferred compensation that is accrued under our Supplemental Retirement Plan.
     "Above-market" interest earnings on deferred compensation is the excess of such interest over 120% of the applicable federal long-term rate, with compounding, as prescribed under the Internal Revenue Code. In 2001, the amounts of above-market interest earnings accrued for the benefit of Messrs. Wheeler, Martinez, Krewedl, Duff and Burns, amounted to $1,262.41,
     $100.67, $10.03, 19.27 and $17.04, respectively.

(7)  Prior to his appointment as Senior Vice President -- Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice
     President -- Operations from April 1, 1997 to May 15, 1998.

     The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted under the LTIP in December 2001 and their potential realizable values. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option. Also set forth is the amount of the increases in the value of all of the Company's outstanding shares of Common Stock that would be realized in the event of such annual rates of stock price appreciation. All of the reported grants were made in connection with an option exchange program which was approved by the Board of Directors and its Compensation Committee on May 8, 2001, and was extended to the four persons employed by the Company that held fully-vested options that had been granted to them between 1992 and 1997. The options entitled the holders to purchase an aggregate of

268,861 shares at exercise prices ranging from $13.125 to $20.875 per share during the ten-year period following grant. Pursuant to the option exchange program, on May 15, 2001, the four persons were extended the right prior to June 15, 2001 to tender and have cancelled their options granted between 1992 and 1997 and have a new option granted in exchange therefore on December 17, 2001 (which is six months and one day after June 15, 2001). Each of the four persons exercised their right and new, fully-vested options exercisable for a ten-year period were granted to them on December 17, 2001 at an exercise price equal to the market value of the common stock on that date.

                                                     Option Grants Table
                                                                                        Potential Realizable Value at
                                                                                           Assumed Annual Rates of
                                                                                          Stock Price Appreciation
                                                 Individual Grants                            or Option Term(4)
                             --------------------------------------------     -------------------------------------------------
                               Number of      % of Total
                                Shares         Options
                              Underlying       Granted
                                Options       to Employees     Exercise
                                Granted        in Fiscal        Price         Expiration
  Name                          (#)(1)         Year(2)         ($/SH)(3)         Date          0%($)        5%($)       10%($)
                              ----------     -------------     ---------         ----          -----       ------      -------
Dennis E. Wheeler..........     229,090          85.2            $0.74          12/17/11        $ 0       $107,672    $270,326
Robert Martinez............      20,429           7.6             0.74          12/17/11          0          9,602      24,106
James K. Duff..............       8,031           3.0             0.74          12/17/11          0          3,775       9,477
All Shareholders(5)........                                                                       0        126,365     317,256
Named Executive Officers'
Gains as a % of All
Shareholder Gains..........                                                                       0           .45%        .45%

(1)  The options include nonqualified and incentive stock options that were fully-vested upon the date of grant.

(2)  Based on options for a total of 268,861 shares granted to four persons.

(3)  The exercise price is equal to the closing sale price of the common stock reported on the New York Stock Exchange on the date of grant of the option.

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

(5)  Total dollar gains based on assumed annual rates of appreciation shown and the 56,769,732 shares of Common Stock outstanding on March 29, 2002.

     The following aggregate Option Exercises and Year-End Option Value Table sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2001. No options were exercised during 2001 by such persons.

                    Aggregate Option Exercises And Fiscal Year-End Option Value Table
                                                                  Number of Shares
                                                               Underlying Unexercised       Value of Unexercised
                                                                 Options at FY-End             IN-THE-MONEY
                             Shares Acquired                           (#)                 Options at FY-End($)(1)
                               on Exercise        Value            Exercisable/                 Exercisable/
  Name                             (#)          Realized($)       Unexercisable                 Unexercisable
  ----                       ---------------    -----------    -----------------------     ------------------------
Dennis E. Wheeler...........        --              --            286,205 / 84,802               $13,745
Robert Martinez.............        --              --             40,696 / 29,333                 1,226
Geoffrey A. Burns...........        --              --              4,914 / 14,742                     0
Dieter A. Krewedl...........        --              --              4,983 /  7,596                     0
James K. Duff...............        --              --             12,507 /  7,394                   482
------------------
(1)  Market value of underlying securities at exercise or year-end, minus the exercise price.

         No long-term incentive plan awards have been made for services rendered in 2001 under the LTPSP. Therefore, no Long-Term Incentive Plan Awards Table is set forth in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         The following table sets forth information, as of March 29, 2002, concerning the beneficial ownership of our common stock by shareholders known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, by each of the nominees for election as directors, and by all of our directors/nominees and executive officers as a group:

                                                     Shares         Percent of
                                                   Beneficially     Outstanding
                                                     Owned

Asarco Incorporated(1)..........................  7,175,000              12.55
Dennis E. Wheeler...............................  479,438(2)(3)            .85
Joseph C. Bennett...............................  20,792(2)(3)               *
James J. Curran.................................  104,597(2)(3)            .18
James A. McClure................................  16,433(3)                  *
Cecil D. Andrus.................................  16,186(3)                  *
John H. Robinson................................  14,281(3)                  *
Robert E. Mellor................................  13,332(3)                  *
Timothy R. Winterer.............................  27,464(3)                  *
Daniel Tellechea Salido.........................  12,127(3)(4)               *
Xavier Garcia de Quevedo Topete.................  12,127(3)(4)               *
All executive officers and nominees for
director as a group (18 persons)................  939,212                 1.65

---------------
(*) Holding constitutes less than .10% of the outstanding shares.

(1) Asarco Incorporated is primarily engaged in the mining and production of copper and is a wholly-owned subsidiary of Grupo Mexico, S.A. de C.V., a copper and precious metals mining company headquartered in Mexico. The address of Asarco Incorporated is 1150 N. 17th Avenue, Tucson, AZ 85703-0747.

(2) Individual shares investment and voting powers over certain of his shares with his wife. The other directors have sole investment and voting power over their shares.

(3) Holding includes the following shares which may be acquired upon the exercise of exercisable options outstanding under our Long-Term Incentive Plan or Non-Employee Directors' Stock Option Plan: Dennis E. Wheeler - 422,700 shares; Joseph C. Bennett - 17,792 shares; James J. Curran - 104,497 shares; James A. McClure - 16,083 shares; Cecil D. Andrus - 16,086 shares; John H. Robinson - 14,181 shares; Robert E. Mellor - 13,232 shares; Timothy R. Winterer
- 26,464 shares; Daniel T. Salido - 12,127 shares; Xavier G. de Q. Topete - 12,127 shares; and all executive officers and directors as a group - 872,230 shares.

(4) Daniel T. Salido and Xavier G. de Q. Topete are designees of Grupo Mexico, S.A. de C.V., a Mexican copper mining company that is the parent of Asarco Incorporated.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     Not applicable.