Form 10-Q
period 2002-03-31
COEUR D ALENE MINES CORP
filed 2002-05-15
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                   3
           March 31, 2002 (unaudited) and December 31, 2001

           Consolidated Statements of Operations --                         5
           Three Months Ended March 31, 2002 and 2001
           (unaudited)

           Consolidated Statements of Cash Flows --                         6
           Three Months Ended March 31, 2002 and 2001
           (unaudited)

           Notes to Consolidated Financial Statements
           (unaudited)                                                      7

Item 2.    Management's Discussion and Analysis of                         14
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of
           Market Risk                                                     22

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                 24

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)



                                                     March 31,      December 31,
                                                       2002             2001
                                                    -----------     ------------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                           $   8,707        $  14,714
 Short-term investments                                  2,024            3,437
 Restricted short-term investments                      11,469           11,219
 Receivables                                             7,081            5,902
 Inventories                                            46,289           46,286
                                                     ---------        ---------
               TOTAL CURRENT ASSETS                     75,570           81,558

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                          99,429           99,096
 Less accumulated depreciation                         (67,136)         (63,017)
                                                     ---------        ---------
                                                        32,293           36,079

MINING PROPERTIES
 Operational mining properties                         120,268          116,852
 Less accumulated depletion                            (80,980)         (79,697)
                                                     ---------        ---------
                                                        39,288           37,155
 Properties acquired or in development                  46,711           46,685
                                                     ---------        ---------
                                                        85,999           83,840

OTHER ASSETS
 Debt issuance costs, net of accumulated
   amortization                                          2,582            3,262
 Other                                                   3,062            5,641
                                                     ---------        ---------
                                                         5,644            8,903
                                                     ---------        ---------
                                                     $ 199,506        $ 210,380
                                                     =========        =========



See notes to condensed consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                                             March 31,      December 31,
                                                                2002            2001
                                                             ----------     ------------
                                                                   (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $   4,850      $   3,721
 Accrued liabilities                                             4,043          5,503
 Accrued interest payable                                        3,207          2,720
 Accrued salaries and wages                                      4,005          4,542
 Current portion of reclamation costs                            1,956          2,058
 6% convertible subordinated debentures
   due June 2002                                                19,767         23,171
                                                             ---------      ---------
              TOTAL CURRENT LIABILITIES                         37,828         41,715

LONG-TERM LIABILITIES
 13 3/8% convertible senior subordinated notes
  due December 2003                                             35,670         41,399
 6 3/8% convertible subordinated debentures
  due January 2004                                              66,270         66,270
 7 1/4% convertible subordinated debentures
     due October 2005                                           14,650         14,650
Reclamation and mine closure                                    13,298         14,462
 Other long-term liabilities                                     6,510          5,096
                                                             ---------      ---------
              TOTAL LONG-TERM LIABILITIES                      136,398        141,877

COMMITMENTS AND CONTINGNECIES (See Notes C, D, F, and G)

SHAREHOLDERS' EQUITY

 Common Stock, par value $1.00 per share-
     authorized 125,000,000 shares,
     issued 57,846,960 and 49,278,232
     shares in 2001 and 2000 (including
     1,059,211 shares held in treasury)                         57,847         49,278
 Capital surplus                                               389,769        388,050
 Accumulated deficit                                          (409,895)      (397,999)

 Shares held in treasury                                       (13,190)       (13,190)
 Accumulated other comprehensive income                            749            649
                                                             ---------      ---------

                                                                25,280         26,788
                                                             ---------      ---------
                                                             $ 199,506      $ 210,380
                                                             =========      =========


See notes to condensed consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)
                                              THREE MONTHS ENDED
                                                   March 31,
                                            -------------------------
                                              2002             2001
                                            ---------      ---------
                                     (In Thousands, except for per share data)
REVENUES
 Product sales                               $ 16,469      $ 18,006
 Interest and other revenues                      528            16
                                             --------      --------
     Total Revenues                            16,997        18,022

COSTS and Expenses
 Production                                    18,014        18,257
 Depreciation and depletion                     1,878         2,817
 Administrative and general                     2,105         2,277
 Exploration                                      628         1,392
  Pre-feasibility                                 822           566
  Interest                                      4,401         3,744
 Other                                          1,045           217
                                             --------      --------
     Total Costs and Expenses                  28,893        29,270
                                             --------      --------

NET LOSS FROM CONTINUING
     OPERATIONS BEFORE TAXES AND
     EXTRAORDINARY ITEM                       (11,896)      (11,248)
     Income tax provision                        --              (1)
                                             --------      --------
NET LOSS BEFORE EXTRAORDINARY ITEM            (11,896)      (11,249)
     Extraordinary item - early
       retirement of debt
       (net of taxes)                            --           3,181
                                             --------      --------
NET LOSS                                      (11,896)       (8,068)
     Unrealized holding gain (loss)
       on securities                              101           415
                                             --------      --------
COMPREHENSIVE LOSS                           $(11,795)     $ (7,653)
                                             ========      ========

BASIC AND DILUTED EARNINGS PER SHARE:
     Weighted average number
     of shares of Common Stock                 52,389        37,308
                                             ========      ========

     Loss before extraordinary item          $   (.23)     $   (.31)
     Extraordinary item - early
       retirement of debt (net of taxes)         --             .09
                                             --------      --------
     Net loss per share attributable
       to common shareholders                $   (.23)     $   (.22)
                                             ========      ========


See notes to condensed consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ----------       ----------
                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(11,896)     $ (8,068)
   Add (deduct) noncash items:
   Depreciation and depletion                            1,878         2,817
   Loss (gain) on early retirement of debt
     (net of tax)                                          252        (3,181)
   Interest expense on Convertible Senior
     Subordinated Notes paid in Common Stock               895          --
   Other                                                   811         2,189
   Unrealized loss (gain) on written call options           62          (379)

   Changes in Operating Assets and Liabilities:
     Receivables                                        (1,299)          818
     Inventories                                         2,722         1,041
     Accounts payable and accrued liabilities            1,056        (1,208)
                                                      --------      --------
NET CASH USED IN OPERATING ACTIVITIES                   (5,519)       (5,971)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                    --          (1,255)
   Proceeds from sales of short-term investments         1,264         5,266
   Proceeds from sale of assets                           --          14,733
   Expenditures on mining assets                        (1,554)       (1,977)
   Other                                                  (137)         (259)
                                                      --------      --------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                   (427)       16,508

CASH FLOWS FROM FINANCING ACTIVITIES
   Other                                                   (61)         (296)
                                                      --------      --------
NET CASH USED IN FINANCING ACTIVITIES                      (61)         (296)
                                                      --------      --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (6,007)       10,241
Cash and cash equivalents at beginning
   of period                                            14,714        35,227
                                                      --------      --------

Cash and cash equivalents at end of period            $  8,707      $ 45,468
                                                      ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

    During the 1st quarter of 2002 the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.4 million shares of common stock. In addition, holders of $5.7 principal amount of 13 3/8% Convertible Senior Subordinated Notes voluntarily converted their Notes for 5.1 million shares of common stock.

    During the 1st quarter of 2001 the Company repurchased $5.0 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures in exchange for 1,787,500 shares of common stock.


See notes to condensed consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE A:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date and it also does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B: Inventories

        Inventories are comprised of the following:

                                           MARCH 31,   DECEMBER 31,
                                             2002         2001
                                          ----------   -----------
                                               (In Thousands)
     In process and on leach pads           $38,336     $39,794
     Concentrate and dore' inventory          2,719       1,567
     Supplies                                 5,234       4,925
                                            -------     -------
                                            $46,289     $46,286
                                            =======     =======
     Long-term inventory in-process and
       on leach pads (included in other
       assets)                              $  --       $ 2,725
                                            =======     =======

         Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in-process that will ultimately be recovered. All other inventories are stated at the lower-of-cost or market, with cost being determined using the first-in, first-out and weighted-average-cost methods. Dore inventory includes product at the mine site and product held by refineries.

NOTE C:  Income Taxes

         The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 2002, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved as of March 31, 2002 and December 31, 2001.

NOTE D:  Long-Term Debt

During the first quarter of 2002, the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures due June 2002 in exchange for approximately 3.5 million shares of Common Stock. As a result of the repurchase, the Company has recorded an expense (included in other expenses) of approximately $0.3 million. The share price used as consideration was based upon market prices at the time of the transactions. Also during the first quarter of 2002, holders of the 13-3/8% Convertible Senior Subordinated Notes voluntarily exchanged $5.7 million principal amount of the outstanding Notes for approximately 5.1 million shares of Common Stock under the terms of the Notes.

         In several additional privately negotiated transactions completed in April and May 2002, the Company repurchased, in aggregate, $6.7 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 in exchange for approximately 6.7 shares of Common Stock. As a result of the transactions completed, the Company expects to record an additional expense of approximately $1.5 million in the quarter ending June 30, 2002.

         Also during April 2002, holders of $3.2 million principal amount of the 13-3/8% Convertible Senior Subordinated Notes voluntarily converted their outstanding Notes into approximately 2.9 million shares of common stock, in accordance with the terms of the 13-3/8% Convertible Senior Subordinated Notes.

Building Loan

         The Company has secured a 10-year loan for $1.3 million at an interest rate of 10% for the Corporate Office Building utilizing the building as collateral for the loan.

NOTE E:  Segment Reporting

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

         The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments include the Rochester, Coeur Silver Valley, Cerro Bayo, Petorca, and Coeur Australia and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The other segment includes earnings (loss) from unconsolidated subsidiaries accounted for under the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segments profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.

Segment Reporting
(In Thousands)
                                                   Silver
                                   Rochester       Valley      Cerro Bayo      Petorca     Exploration      Other         Total
                                 --------------- ------------- ------------- ------------- ------------- ------------- -------------
March 31, 2002

Total net sales and revenues         $  12,208      $  5,592      $     24        $    -       $     -     $    (826)    $  16,997
================================ =============== ============= ============= ============= ============= ============= =============

Depreciation and amortization            1,274           955             -             -             5            69         2,303
Interest income                              -             -             -             -             -           118           118
Interest expense                             -             -           582             -             -         3,818         4,401
Gain on forward sale contracts               -             -             -             -             -            62            62
Write-down of mine property                  -           126           280             -             -           388           794
(Loss) gain on early
 retirement of debt                          -             -             -             -             -             -             -
Profit (loss)                           (1,754)          789           (95)            -           (98)       (2,927)       (4,084)

Segment assets (A)                      66,551        29,085        24,733           554            43        50,693       171,662
Capital expenditures for
 property                                  201           240         1,053             -             -            60         1,554
                                 --------------- ------------- ------------- ------------- ------------- ------------- -------------
March 31, 2001

Total net sales and revenues         $  13,012     $   4,456     $     (54)     $    870       $     -     $   (263)     $  18,022
================================ =============== ============= ============= ============= ============= ============= =============

Depreciation and amortization            2,675           703             -           133             5           331         3,847
Interest income                              -             -            (1)           (2)             -         (529)         (532)
Interest expense                             -             -           574             -             -         3,169         3,744
Other Expense                                -           131            69             -             -            17           217
Income tax (credit) expense                  -             1             -             -             -             -             1
Gain on early retirement of
 debt                                        -             -             -             -             -         3,181         3,181
Profit (loss)                            1,531            (5)          (77)         (490)         (301)       (4,478)       (3,820)

Segment assets (A)                      77,672        27,944        23,895         3,573            67        59,302       192,453
Capital expenditures for
 property                                  166           757           672             -            15           367         1,977

Notes:

(A)    Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting
(in thousands)
                                                                Three months ended March 31,
                                                                ----------------------------
                                                                   2002             2001
                                                                -----------      -----------
     Profit (loss)
     Total profit or loss from reportable segments               $ (4,084)        $ (3,820)
     Depreciation, depletion and amortization                      (2,303)          (3,847)
     Interest expense                                              (4,401)          (3,744)
     Other                                                         (1,108)             163
                                                                 --------         --------
          Loss before extraordinary item and income taxes        $(11,896)        $(11,248)
                                                                 ========         ========

                                                              March 31, 2002     March 31, 2002
     Assets
     Total assets for reportable segments                        $ 171,662        $ 192,453
     Cash and cash equivalents                                       8,707           45,468
     Short-term investments                                         13,493           14,375
     Other assets                                                    5,644            6,781
                                                                 ---------        ---------
           Total consolidated assets                             $ 199,506        $ 259,077
                                                                 =========        =========

Geographic Information
(In thousands)                                                     Long-Lived
 2002:                                        Revenues               Assets
                                       ----------------------------------------

 United States                                $17,064                $ 76,747
 Chile                                            (67)                 22,245
 Bolivia                                            -                  18,862
 Other Foreign Countries                            -                     438
                                       ---------------------------------------
 Consolidated Total                           $16,997                $118,292
                                       =======================================

                                                                   Long-Lived
 2001:                                        Revenues               Assets
                                       ----------------------------------------

 United States                                $18,311                 $88,795
 Chile                                             35                  21,417
 Bolivia                                            -                  18,881
 Other Foreign Countries                        (324)                     530
                                       ---------------------------------------
 Consolidated Total                           $18,022               $ 129,623
                                       =======================================


Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE F:  Hedging

         For the first quarter of 2002 the Company recorded a realized loss of approximately $32,000 in connection with its hedge program and an additional $0.4 million of mark to market loss on its call options. The Company has 11,000 ounces in forward sales in its gold protection program, whereby over the next five months the Company will receive an average price of $296.06 per ounce.

         The following table summarizes the information at March 31, 2002 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in U.S. dollars.

                                                                                                               Fair
                                                                                                               Value
(dollars in thousands)              2002         2003         2004        2005       Thereafter    Total      3/31/02
-------------------------------------------------------------------------------------------------------------------------

 Liabilities
    Long Term Debt                 $19,767       $35,670   $ 66,270      $ 14,650     $    -      $136,357    $112,305
      Fixed Rate
    Average Interest Rate           9.784%        8.629%     7.007%        7.250%

Derivative Financial
Instruments

    Gold Forward
     Sales - USD
         Ounces                     11,000             -          -             -                    11,000   $    (59)
         Price Per Ounce          $ 296.06       $     -   $      -      $      -

    Gold Call Options
    Sold - USD
          Ounces (1)(2)                  -             -          -        24,640                    24,640   $   (435)
          Price Per Ounce         $      -       $     -   $      -       $346.46

(1)    The call options sold have a knock-out provision whereby the calls for 24,640 ounces will terminate if gold trades below
       $300 per ounce after December 27, 2002.

(2)    These call options were subsequently closed in April 2002 and the Company has realized a loss of approximately $398,000.

NOTE G:  Contingencies

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

NOTE H:  Subsequent Events

         The Company has entered into a purchase agreement to issue $21.5 million principal amount of new 13-3/8% Convertible Senior Subordianted Notes ("New Notes") for $16.0 million in proceeds. The New Notes will be convertible into common stock at a conversion price of $1.35 per share and will be issued on similar terms, subject to certain contingent provisions, as the Company's currently outstanding 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003. This financing is subject to final documentation and customary closing conditions. The Company plans to use $9.4 million of the proceeds from the sale of the New Notes to pay the entire $9.4 million principal amount of 6% Debentures expected to be outstanding when they mature on June 10, 2002.

         In the Company's latest Form 10-K filing, the Company stated that without a certainty of financing the Company may not be able to repay its obligations under its 6% Debentures. Upon successful completion of this financing agreement the Company will use a portion of the proceeds received to repay the entire expected outstanding balance of $9.4 million of the 6% Convertible Subordinated Debentures on June 10, 2002.

NOTE I:  Reclassification

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

         The average price of silver and gold in the first quarter of 2002 was $4.51 and $290 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on May 13, 2002 were $4.63 per ounce and $310.75 per ounce, respectively.

         The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, and the Cerro Bayo mine in Chile.

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

         The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2002 and 2001:

                                                      THREE MONTHS ENDED
                                                           March 31,
                                                  -----------------------------
                                                    2002                 2001
                                                  ---------           ---------
ROCHESTER MINE
    Gold ozs.                                        16,423              19,457
    Silver ozs.                                   1,415,767           1,501,649
    Cash Costs per equiv. oz./silver                  $4.06               $3.88
    Full Costs per equiv. oz./silver                  $4.56               $4.84

GALENA MINE
    Silver ozs.                                   1,473,542           1,107,941
    Cash Costs per oz./silver                         $3.97               $4.36
    Full Costs per oz./silver                         $4.62               $5.01

PRIMARY SILVER MINES
                                                  ---------           ---------
    Consolidated Cash Costs per
     equivalent oz.of silver                          $4.02               $4.02
                                                  ---------           ---------


PETORCA MINE (Note A)
    Gold ozs.                                           N/A               7,159
    Silver ozs.                                         N/A              22,127
    Cash Costs per oz./gold                             N/A                $354
    Full Costs per oz./gold                             N/A                $373

PRIMARY GOLD MINES
                                                  ---------           ---------
    Consolidated Cash Costs per
     equivalent oz.of gold                              N/A                $354
                                                  ---------           ---------

CONSOLIDATED TOTAL METAL PRODUCTION
    Gold ozs.                                        16,423              26,678
    Silver ozs.                                   2,889,309           2,631,717


Note A: The Company suspended operations at the Petorca Mine in the third quarter of 2001, and does not expect to re-open this mine in the foreseeable future.

OPERATING HIGHLIGHTS

Cerro Bayo Mine (Chile)

         Coeur's new Cerro Bayo high-grade gold and silver mine officially commenced production on April 17, 2002, approximately one month ahead of schedule. During the start-up phase, the milling facility is processing development ore averaging approximately 0.29 ounces per ton gold equivalent until previously delineated high-grade zones are accessed in late June or early July. At least initially, the bulk of the tonnage mined and processed will be from the Lucero vein. Total production in 2002, including the Martha mine, is forecast at 52,000 ounces of gold and 3.6 million ounces of silver at a cash cost of less than $150 per gold equivalent ounce.

         The Company is actively drilling previously delineated high-grade zones to increase reserves and discover new mineralized vein structures.

Martha Mine (Argentina)

         Coeur plans to begin transporting high-grade silver ore in late May from the Martha mine to the Cerro Bayo facility for processing. The high-grade Martha mine is expected to contribute 1.6 million ounces of silver to Cerro Bayo in 2002. Preparation of a detailed exploration program for areas in and around the Martha mine is currently under way.

Rochester Mine (Nevada)

         Coeur's Rochester mine reached a major milestone in the third week of January 2002 when it officially poured over one million ounces of gold and 88 million ounces of silver since commencing production in 1986.

         The Rochester mine produced 1.4 million ounces of silver and 16,423 ounces of gold in the first quarter of 2002 compared to 1.5 million ounces of silver and 19,457 ounces of gold in the first three months of 2001. In 2001 operations were largely confined to gold-rich sections of the pit, which accounted for the high gold output last year. In January and February of 2002, the Company decided to mine lower grade stockpiled ore while completing a review of the life-of-mine plan. As a result, cash costs for the three month period rose to $4.06 per silver equivalent ounce compared to $3.88 per silver equivalent ounce in the prior year. After completion of this analysis, production has increased and cash costs per silver equivalent ounce decreased sharply to $3.66 in March with further declines realized in April.

Coeur Silver Valley (Idaho)

         Silver production at Coeur Silver Valley rose to a record 1.5 million ounces in the latest quarter, up 33 percent from the 1.1 million ounces produced in the first quarter of 2001. Total cash costs during the quarter decreased to $3.97 per ounce, nine percent lower than the $4.36 per ounce recorded in the previous year. The increase in silver output and reduction in cash costs is due to the extensive underground development program carried out last year and the successful implementation of mechanized mining in selected areas of the mine. The accelerated underground development program has provided greater mining flexibility and much better access to the wider, higher-grade vein structures, especially the 72 vein which is currently one of the major sources of silver production.

         Mine exploration has significantly extended the prominent 117 vein to the 3,100 foot level where subsequent development could significantly lower mining costs. In addition, Coeur is drifting towards the Silver vein on the 2,400 level where reserves of four million ounces of silver have previously been delineated. These recent developments confirm the considerable exploration potential at Coeur Silver Valley both at depth and in areas much closer to the surface.

San Bartolome (Bolivia)

         The final feasibility study at Coeur's San Bartolome silver property in Bolivia is progressing. Recent results indicate that total cash costs can be reduced to $3.25 per ounce. In addition, exploration and confirmation drilling is under way in conjunction with the implementation of recent process flow sheet improvements. Test results on a portion of the resource base has produced a saleable tin concentrate and a more comprehensive resource-wide review has been commissioned.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Revenues

         Product sales in the first quarter of 2002 decreased by $1.5 million, or 9%, from the first quarter of 2001 to $16.5 million. The decrease in sales is primarily attributable to the shutdown of the Petorca mine in August 2001. In the first quarter of 2002, the Company produced a total of 2,889,309 ounces of silver and 16,423 ounces of gold compared to 2,631,717 ounces of silver and 26,678 ounces of gold in the first quarter of 2001. In the first quarter of 2002, the Company realized average silver and gold prices of $4.45 and $291, respectively, compared with realized average prices of $4.52 and $270, respectively, in the prior year's first quarter. The decline in gold production was primarily due to lower production from Petorca, which was shutdown in June of last year. This was partially offset by higher gold prices realized and higher silver production at the Rochester and Galena mines.

         Interest and other income in the first quarter of 2002 increased by $0.5 million compared with the first quarter of 2001. The increase is primarily due to a $0.4 million increase in gains recorded on the sale of short-term investments.

Costs and Expenses

         Production costs in the first quarter of 2002 decreased by $0.2 million, or 1%, from the first quarter of 2001 to $18.0 million.

         Depreciation and amortization decreased in the first quarter of 2002 by $1.0 million, or 33%, from the prior year's first quarter, primarily due to reduced depletion at the Rochester mine and none taken at the Petorca mine due to suspension of operations.

         Administrative and general expenses decreased $0.2 million in the first quarter of 2002 compared to 2001, due to continued cost reduction measures in 2002.

         Exploration expenses decreased by $0.8 million in the first quarter of 2002 compared to 2001, due to the Company's decision to limit the amount of exploration in 2002.

         Pre-feasibility expenses increased by $0.8 million due to increased spending on the San Bartolome silver project.

         Interest expense increased $0.7 million primarily due to make whole interest paid to holders of the 13-3/8% notes that converted their holdings to common stock.

         Other expenses increased $0.8 million primarily due to additional mine care and maintenance expenditures at both the Petorca and Cerro Bayo mines, and the additional expense recorded in connection with the repurchase of 6% debentures in the first quarter of 2002.

Net Loss

         As a result of the above mentioned factors, as well as debt retirement discussed below, the Company's net loss amounted to $11.9 million or $0.23 per share in the first quarter of 2002 compared to a net loss of $8.1 million or $0.22 per share in the first quarter of 2001.

Debt Reduction Program

         During the first quarter of 2002 the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.5 million shares of common stock. Also during the 1st quarter of 2002 holders of $5.7 million principal amount of the 13 3/8% Convertible Senior Subordinated Notes voluntarily converted their outstanding Notes into approximately 5.1 million shares of Common Stock.

         During April and May 2002, the Company repurchased an additional $6.7 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 6.7 million shares of common stock and will record an additional expense of approximately $1.5 million in the second quarter for these exchanges, further reducing the outstanding 6% Convertible Subordinated Debentures Due June 2002 to $13.0 million. In connection with its issuance of new 13-3/8% Convertible Senior Subordinated Notes, discussed below under "Issuance of New Notes," the Company repurchased an additional $3.6 million principal amount of 6% Debentures in exchange for approximately 4.0 million shares of Common Stock, thereby reducing the outstanding 6% debentures outstanding to $9.4 million.

         Also during April 2002, holders of $3.2 million principal amount of the 13-3/8% Convertible Senior Subordinated Notes voluntarily converted their outstanding Notes into approximately 2.9 million shares of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

         The Company's working capital at March 31, 2002 was approximately $37.7 million compared to $39.8 million at December 31,

2001. The ratio of current assets to current liabilities was 2.0 to 1.0 at March 31, 2002 compared to 2.0 to 1.0 at December 31, 2001.

         Net cash used in operating activities in the three months ended March 31, 2002 was $5.5 million compared to $6.0 million in the three months ended March 31, 2001. Net cash used in investing activities in the 2002 period was $0.4 million compared to net cash provided in investing activities of $16.5 million in the prior year's comparable period. The cash provided in the 2001 period was attributable to net proceeds of $14.7 million received from the sale of the Company's interest in Gasgoyne. Net cash used in financing activities was $0.1 million in the first three months of 2002, compared to $0.3 million used in the first three months of 2001. As a result of the above, cash and cash equivalents decreased by $6.0 million in the first three months of 2002 compared to an increase of $10.2 million for the comparable period in 2001.

CONTINGENCIES

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

Issuance of New Notes

         The Company has entered into a purchase agreement to issue $21.5 million principal amount of new 13-3/8% Convertible Senior Subordianted Notes ("New Notes") for $16.0 million in proceeds. The New Notes will be convertible into common stock at a conversion price of $1.35 per share and will be issued on similar terms, subject to certain contingent provisions, as the Company's currently outstanding 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003. This financing is subject to final documentation and customary closing conditions. The Company plans to use $9.4 million of the proceeds from the sale of the New Notes to pay the entire $9.4 million principal amount of 6% Debentures expected to be outstanding when they mature on June 10, 2002.

         In the Company's latest Form 10-K filing, the Company stated that without a certainty of financing the Company may not be able to repay its obligations under its 6% Debentures. Upon successful completion of this financing agreement the Company will use a portion of the proceeds received to repay the entire expected outstanding balance of $9.4 million of the 6% Convertible Subordinated Debentures on June 10, 2002.

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

         See Note F - Hedging, to the consolidated financial statements for a table which summarizes the Company's gold and foreign exchange hedging activities at March 31, 2002.

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




                                              COEUR D'ALENE MINES CORPORATION
                                                        (Registrant)




Dated May 14, 2002                             /s/ Dennis E. Wheeler
                                               -------------------------
                                               DENNIS E. WHEELER
                                               Chairman, President and
                                               Chief Executive Officer




Dated May 14, 2002                            /s/ Geoffrey A. Burns
                                              -------------------------
                                              GEOFFREY A. BURNS
                                              Vice President and
                                              Chief Financial Officer