Form 10-Q/A
period 2002-03-31
COEUR D ALENE MINES CORP
filed 2002-05-20
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                Amendment No. 1 to Quarterly Report on Form 10-Q
                      for the period ended March 31, 2002.

                         COEUR D'ALENE MINES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Idaho                        1-8641                   82-0109423
----------------------------       ------------           ----------------------
(State or other jurisdiction       (Commission            (IRS Employer
  of incorporation)                 File Number)          Identification Number)

     505 Front Avenue, P.O. Box "I"
          Coeur d'Alene, Idaho                                    83814
----------------------------------------                     -----------------
(Address of principal executive offices)                        (zip code)

         Registrant's telephone number, including area code:  (208) 667-3511

         The undersigned registrant hereby includes the following portion of its Quarterly Report on Form 10-Q for the period ended March 31, 2002, as set forth in the page attached hereto:

                                   Facing Page

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COEUR D'ALENE MINES CORPORATION

Date: May 17, 2002                By: /s/ Geoffrey A. Burns
                                      ------------------------------------------
                                      Geoffrey A. Burns
                                      Vice President and Chief Financial Officer

                         COEUR D'ALENE MINES CORPORATION


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002


         The last paragraph to the facing page of the Coeur d'Alene Mines Corporation 10-Q for the period ended March 31, 2002, is hereby replaced in its entirety by the following:


"APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 67,323,762 shares were issued and outstanding as of May 11, 2001."