Form 10-K/A
period 2001-12-31
COEUR D ALENE MINES CORP
filed 2002-07-26
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8641

COEUR D’ALENE MINES CORPORATION

(Exact name of registrant as specified in its charter)

Idaho (State or other jurisdiction of incorporation or organization)	82-0109423 (I.R.S. Employer Identification No.)

505 Front Ave., P.O. Box “I” Coeur d’Alene, Idaho (Address of principal Executive Offices)	83816 (Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

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

Yes  [X]        No  [   ].

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

               State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 22, 2002, which was $1.23 per share.)

$69,832,070

               Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 22, 2002.

56,774,041 shares of Common Stock, Par Value $1.00

               We filed our original Annual Report on Form 10-K for the year ended December 31, 2001 with the Securities and Exchange Commission (“SEC”) on March 29, 2002, filed our Amendment No. 1 to the Annual Report on Form 10-K/A containing Exhibit 23 with the SEC on April 1, 2002, and filed our Amendment No. 2 to the Annual Report on Form 10-K/A containing the information required under Part III with the SEC on April 30, 2002. We are filing this Amendment No. 3 to the Annual Report on Form 10-K/A to amend and restate Items 1, 6, 7 and 7A in their entirety. For the purpose of this Amendment No. 3 to the Annual Report on Form 10-K/A, we have amended and restated in its entirety our original Annual Report on Form 10-K filed on March 29, 2002, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 1, 2002, and Amendment No. 2 to the Annual Report on Form 10-K/A filed on April 30, 2002. In order to preserve the nature and character of the disclosures as of March 29, 2002 and, with respect to Part III only, as of April 30, 2002, no attempt has been made in this Amendment No. 3 to the Annual Report on Form 10-K/A to modify or update such disclosures for events which occurred subsequent to the original filings on March 29, 2002 and April 30, 2002, respectively.

PART I

Item 1. Business

INTRODUCTION

               Coeur d’Alene Mines Corporation is the largest primary silver producer in North America and is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) and South America (Bolivia and Chile). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.”

OVERVIEW OF MINING PROPERTIES AND INTERESTS

               The Company’s most significant mining properties and interests are:

•	The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property which is located one and one-half miles south of the Rochester mine. The Company is in the process of permitting the Nevada Packard property and may commence mining there in the second half of 2002.

•	Coeur owns 100% of the capital stock of Coeur Silver Valley (“Silver Valley”), which owns and operates the Galena underground silver mine that resumed production in May 1997 and owns the Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine and has operating control of several contiguous exploration properties in the Coeur d’Alene Silver Mining District of Idaho.

•	Coeur owns 100% of the Cerro Bayo Mine (formerly the Fachinal Mine) in southern Chile, which is a high grade gold and silver underground mine. The Cerro Bayo deposit was discovered during 2000 and exploration drilling continued thereafter. Initial ramp development commenced in late 2001 and ore processing is scheduled to start in May 2002. The Company previously suspended operations at the Fachinal Mine, adjacent to the Cerro Bayo deposit, in December of 2000 in order to develop the Cerro Bayo Mine and prepare it for production.

•	Coeur owns 100% of Empressa Minera Manquiri S.A. (“Manquiri”), a Bolivian company, that controls the mining rights for the San Bartolomé silver project, which is a silver property in Bolivia where a final feasibility study is scheduled for completion in 2002. Depending on the price of silver, construction and development of San Bartolomé could start in late 2002 with production commencing in 2004.

•	The Company owns 100% of the Kensington Property, located north of Juneau, Alaska and is evaluating it as an underground gold mine. Optimization studies completed in 1999 and 2000 estimated cash operating costs of $200 per ounce of gold and estimated capital costs to develop the mine of approximately $150 million. Coeur is currently in the process of seeking a joint venture partner for the Kensington Property.

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

SIGNIFICANT DEVELOPMENTS IN 2001

•	On February 7, 2001, the Company sold (effective as of December 31, 2000) its 50% shareholding in Gasgoyne Gold Mines NL (“Gasgoyne”), which owns 50% of the Yilgarn Star Mine located in Western Australia and certain other exploration stage properties.

•	In connection with its ongoing debt restructuring programs, the Company reduced its convertible indebtedness by $59.1 million during 2001, enabling the Company to record an extraordinary gain of $48.2 and significantly reduce future interest payments.

•	The Company commenced the development of the 100%-owned Cerro Bayo high-grade gold and silver mine in Chile, where production is expected to begin in May 2002.

•	The Company commenced a final feasibility study at its 100%-owned San Bartolomé silver property in Bolivia with the assistance of a $760,000 grant from the U.S. Trade and Development Agency.

•	The Company introduced trackless mining in selected areas of the Galena Mine at Silver Valley that will improve workforce productivity by increasing the number of tons of ore that can be mined per manshift and therefore significantly reducing future cash mining costs per ton of ore extracted.

•	In March 2001, the Company entered into a final settlement agreement with the U.S. Government, which terminated the Company’s involvement and obligations with respect to litigation for the cleanup of the Coeur d’Alene Basin.

•	The Company was awarded the industry’s top safety honor in 2001, the Sentinals of Safety Award for surface mining operations at the Company’s Rochester mine near Lovelock, Nevada.

•	In January 2001, the Company announced that it received notice from the New York Stock Exchange that the Company had fallen below the continued listing requirement relating to its market capitalization and shareholders’ equity. During the year, the Company submitted and periodically updated a plan pursuant to which it expects to be in compliance with that listing requirement by May 27, 2002 (within 18 months of receipt of the Exchange’s notice).

•	The Petorca Mine, an underground and surface gold and silver mine wholly-owned and operated by Coeur in central Chile, was closed by the Company in August 2001 due to high cash production costs and continued low gold prices.

SIGNIFICANT DEVELOPMENTS IN EARLY 2002

•	In connection with its ongoing debt restructuring programs, Coeur further reduced its convertible indebtedness by $9.1 million during the period January 1, 2002 to March 15, 2002. The Company has entered into agreements, which are expected to close before March 31, 2002 to exchange $3.4 million in face value of its 6% Convertible Subordinated Debentures due June 2002 for

3.4 million shares of the Company’s common stock. In addition, $5.7 million of the Company’s 13 3/8% Convertible Senior Subordinated Notes due December 2003, were voluntarily converted into 4.7 million shares of the Company’s common stock per the terms of the indenture.

•	The Company discovered additional high-grade gold and silver mineralization at the Cerro Bayo property in southern Chile in January and February 2002.

•	In February 2002, the Company entered into agreements in principle to acquire 100% of the Martha high-grade underground silver mine from Yamana Resources Inc. The Martha mine is located in Argentina approximately 270 miles east of the Cerro Bayo Mine. Ore produced from the Martha Mine will be transported to and processed at the Cerro Bayo Mine. In addition, the Company has agreed to purchase by way of a private placement 10.0 million shares (approximately 10%) of Yamana Resources, Inc. common stock.

BUSINESS STRATEGY

               The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are as follows: (i) increase the Company’s silver production and reserves in order to remain the nation’s largest primary silver producer and one of the world’s larger primary silver producers; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (iv) continue to explore for new silver discoveries primarily near its existing mine sites.

SOURCES OF REVENUE

               The Rochester Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues in 2001. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré plus other income) by the sources of those revenues during the past five years:

	Coeur
	Percentage
	Ownership at	Percentage of Total Revenues in Years Ended December 31,
	December 31,
Mine/Company	2001	1997	1998	1999	2000	2001

Rochester Mine	100%	40.5%	56.2%	49.2%	51.3%	68.2%
Petorca Mine(1)	100%	11.3	8.5	8.0	6.5	7.0
Fachinal Mine(2)	100	9.8	14.6	8.0	9.6	0.2
Silver Valley(3)	100	0.9	(0.9)	4.6	17.0	22.0
Gasgoyne(4)	—	5.2	12.1	9.2	9.2	(1.2)
Golden Cross Mine(5)	80	23.7	0.2	19.4	—	—
Other	—	8.6	9.3	1.6	6.4	3.8

		100%	100%	100%	100%	100%

(1)	The Petorca Mine was closed in August 2001.

(2)	Operations at the Fachinal mine were suspended December 2000.

(3)	The Company increased its ownership interest in Silver Valley from 50% to 100%, and commenced accounting for Silver Valley on a fully consolidated basis on September 9, 1999.

(4)	The reported percentages reflect the fact that Coeur’s interest in Gasgoyne’s revenue was 35% prior to February 1997, 36% from March 1997 to May 1997 and 50% after May 1997. The Company’s interest in Gasgoyne was reported in accordance with the equity method. The Company’s interest in Gasgoyne was sold on February 7, 2001.

(5)	The Company discontinued mining and milling operations at the Golden Cross Mine in New Zealand in April 1998. The revenue received in 1999 represents the net proceeds received from the settlement of the outstanding litigation with Cyprus relating to the Golden Cross mine.

DEFINITIONS

               The following sets forth definitions of certain important mining terms used in this report.

               “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

               “Doré” is bullion produced by smelting which contains gold, silver and minor amounts of impurities.

               “Gold” is a metallic element with minimum fineness of 999 parts per 1000 parts pure gold.

               “Heap Leaching Process” is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

               “Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under United States Securities and Exchange Commissions standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

               “Noncash costs” are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions.

               “Ore Reserve” is the part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

               “Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used a price estimate of $5.00 per ounce for silver, and $300 per ounce for gold in estimating probable reserves at December 31, 2001.

               “Proven Reserves” are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used a price estimate of $5.00 per ounce for silver and $300 per ounce for gold in estimating proven reserves at December 31, 2001.

               “Run-of-mine Ore” is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing prior to processing.

               “Silver” is a metallic element with minimum fineness of 995 parts per 1000 parts pure silver.

               “Stripping Ratio” is the ratio of the number of tons of waste material to the number of tons of ore extracted at an open-pit mine.

               “Ton” means a short ton which is equivalent to 2,000 pounds, unless otherwise specified.

               “Total Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold equivalent or silver equivalent produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating.

               “Total production costs” are the sum of cash costs and noncash costs.

                Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

               This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under this Item 1, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),

               (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) the uncertainties inherent in the estimation of gold and silver ore reserves, (vi) changes that could result from the Company’s future acquisition of new mining properties or businesses, (vii) the effects of environmental and other governmental regulations, and (viii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

SILVER AND GOLD MINING OPERATIONS

North America

     Rochester Mine — (World’s 7th Largest Primary Silver Mine)

               The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, approximately 25 road miles northeast of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres.

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

               In October of 2001, Coeur’s Rochester mine was presented with the Sentinals of Safety Award for metal and non-metal surface mining operations. This is a very prestigious achievement as it represents the industry’s highest safety award and the dedication and commitment of Coeur’s Rochester employees to mine safety. Rochester also received a Certificate of Honor from the Joseph H. Holmes Safety Association for completing over four million working hours without the incidence of a single fatality or permanently disabling injury.

               The Company’s capital expenditures at the Rochester Mine totaled approximately $0.8 million in 2001. The Company plans approximately $2.2 million of capital expenditures at the mine during 2002, most of which is for Nevada Packard development, and planned expansion of the Stage IV leach pad.

               Asarco Incorporated (“Asarco”), the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $17.57 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2001.

Year-end Proven and Probable Ore Reserves — Rochester Mine
(includes Nevada Packard)

	1999	2000	2001

Tons (000’s)	48,272	53,844	50,257
Ounces of silver per ton	1.09	0.93	0.85
Contained ounces of silver (000’s)	52,508	49,966	42,512
Ounces of gold per ton	0.008	0.008	0.007
Contained ounces of gold	381,000	410,000	346,000

Year-end Mineralized Material

	1999	2000	2001

Tons (000’s)	46,393	65,897	62,958
Ounces of silver per ton	0.82	0.65	0.76
Ounces of gold per ton	0.01	0.005	0.005

Operating Data

	1999	2000	2001

Production
Tons ore mined (000’s)	9,569	11,276	10,630
Tons crushed/leached (000’s)	9,537	10,996	11,884
Ore grade silver (oz./ton)	1.25	1.10	0.98
Ore grade gold (oz./ton)	0.009	0.009	0.008
Silver produced (oz.)	6,195,169	6,678,274	6,348,292
Gold produced (oz.)	70,396	75,886	78,200
Cost per Ounce of Silver Equivalent(1)
Cash costs	$3.97	$3.90	$3.65
Noncash costs	0.81	1.12	0.79

Total production costs	$4.78	$5.02	$4.44

(1)	Silver equivalent gold production is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to silver price. This total is then added to actual silver production for the year to determine total silver equivalent production for purposes of calculating cash and noncash costs per ounce.

     Coeur Silver Valley — (World’s 11th Largest Primary Silver Mine)

               The Company acquired 50% of Silver Valley from Asarco on September 9, 1999, thereby increasing the Company’s ownership interest to 100%. The benefits identified by Coeur when it consummated that acquisition included (i) an increase of 1.8 million ounces in the Company’s estimated annual silver production, (ii) the addition of 16.2 million ounces of silver to its proven and probable reserves and significant mineralized material, (iii) the potential to further increase reserves and mineralized material through systematic exploration, (iv) the potential to increase production at the Galena Mine and reduce cash costs, and (v) the consolidation of the Company’s ownership position and control of Idaho’s Silver Valley.

               Silver Valley owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d’Alene Mining District of Idaho. Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated after known reserves at the Coeur mine were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue.

               Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d’Alene Mining District with a view toward the development of new silver reserves.

     Galena Mine

               The Galena Mine property is located immediately west of the City of Wallace in Shoshone County in northern Idaho. The property consists of 52 patented mining claims and 25 unpatented mining claims totaling approximately 1,100 acres.

               Silver production at the Galena Mine in 2001 was 4.5 million ounces of silver, an increase of 12% as compared to 4.0 million ounces in 2000. Accelerated underground development has provided much improved access to the higher-grade, most productive vein systems at depth such as the 117 and 72 veins.

               Total cash costs for 2001 increased slightly to $4.62 per ounce compared to $4.59 per ounce in 2000. Cash costs would have been significantly lower than the previous year except for difficult ground conditions that temporarily restricted full access to some of the high-grade veins and set production back from areas designed for mechanized mining and bulk stopping. Measures have been taken to alleviate these problems and the mechanized mining initiative has resumed. The introduction of a new sand backfill system has also been instrumental in significant operating improvements experienced in January 2002 when cash costs declined to $4.05 per ounce of silver produced.

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

Year-end Proven and Probable Ore Reserves — Galena Mine(1)

	1999	2000	2001

Tons (000’s)	1,858	1,621	1,471
Ounces of silver per ton	18.51	19.13	20.43
Contained ounces of silver (000’s)	34,386	31,015	30,042

Year-end Mineralized Material(2)

	1999	2000	2001

Tons (000’s)	1,200	1,731	1,897
Ounces of silver per ton	10.31	11.11	11.00

Operating Data (Coeur’s interest)

	1999(3)	2000(3)	2001(3)

Production
Tons ore mined	131,646	204,576	198,294
Ore grade silver (oz./ton)	17.61	20.43	23.66
Recovery (%)	97	96	96
Silver produced (oz.)	2,238,370	4,013,891	4,507,652
Cost per Ounce of Silver
Cash costs	$5.09	$4.59	$4.62
Noncash costs	0.93	0.68	0.76

Total production costs	$6.02	$5.27	$5.38

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Operating data in 1999 reflects the Company’s 50% interest in the Galena Mine from January 1 to August 31, 1999 and 100% interest from September 1 to December 31, 1999. Operating data in 2000 and 2001 reflects the Company’s 100% interest.

     Coeur Mine

               The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d’Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

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

     Caladay Property

               The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley’s analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic conditions which exist at the Galena may extend into the Caladay property below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by exhausting ventilation.

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

South America

Chile — Cerro Bayo Mine (formerly the Fachinal Mine)

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

Year-end Proven and Probable Ore Reserves (1) — Cerro Bayo Mine

	1999	2000	2001

Tons (000’s)	510	787	855
Ounces of silver per ton	4.27	8.69	8.25
Contained ounces of silver (000’s)	2,181	6,838	7,047
Ounces of gold per ton	0.11	0.17	0.14
Contained ounces of gold	56,000	134,000	122,000

Year-end Mineralized Material(1)

	1999	2000	2001

Tons (000’s)	1,961	2,166	1,675
Ounces of silver per ton	5.18	4.80	7.10
Ounces of gold per ton	0.11	0.09	0.12

Operating Data(2)

	1999	2000	2001

Production
Tons ore milled (000’s)	444,691	327,646	—
Ore grade gold (oz./ton)	0.064	0.056	—
Ore grade silver (oz./ton)	2.84	3.30	—
Recovery gold (%)	87	88	—
Recovery silver (%)	89	87	—
Gold produced (oz.)	25,480	16,077	—
Silver produced (oz.)	1,099,342	939,882	—
Cost per Ounce of Gold Equivalent(3)
Cash costs	$304	$447	—
Noncash costs	64	143	—

Total production costs	$368	$590	—

(1)	Proven and probable ore reserves and mineralized material include the Furioso property.

(2)	Operations at the Cerro Bayo Mine were discontinued in December 2000.

(3)	Gold equivalent gold production is calculated by dividing actual silver ounces produced by the ratio of the yearly average silver price to gold price. This total is then added to actual gold production for the year to determine total gold equivalent production for purposes of calculating cash and noncash costs per ounce.

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

Chile — Petorca Mine

               Coeur owns 100% of the Petorca Mine located on approximately 34,000 acres in the western Andean foothills approximately 90 miles north of Santiago, Chile. In July 1994, the Company acquired an interest in Compania Minera CDE El Bronce, a Chilean corporation (“CDE El Bronce”) that owned the producing El Bronce Mine, now known as the Petorca Mine. In September 1996, the Company increased its ownership interest of CDE El Bronce to 100%.

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

               The processing plant has two grinding circuits with a total capacity of 900 tons per day but has been operating on a reduced schedule due to ore availability. Approximately 35% of the total gold produced is recovered by gravity methods to produce a gold doré. The remaining gold and silver are recovered by traditional flotation methods which produce a high-grade concentrate which is sold to third-party smelters, primarily in Japan. The Company estimates, based on operating experience, average recovery rates of 91% for gold and 84% for silver.

               Electrical power is purchased from a local distributor that is connected to the main Chilean power grid. Process water is pumped from the Petorca river and in part recovered from a re-circulating system from the tailings impoundment area.

               Gold production at Petorca in 2001 was 17,945 ounces of gold and 86,599 ounces of silver compared to 26,891 ounces of gold and 57,854 ounces of silver in 2000. Total cash costs per equivalent ounce of gold in 2001 were $346 per ounce compared to $345 per ounce in 2000. The decrease in production in 2001 was attributable to the Company’s decision to suspend mining operations in the third quarter of 2001, due to continuing operating loses. The Petorca mine has been placed on care and maintenance pending a significant increase in the price of gold. The Company continues to evaluate opportunities to sell the property.

               Capital expenditures at Petorca in 2001 were zero.

               Coeur has an obligation to pay the prior owner of CDE El Bronce a 3% net smelter return royalty, payable quarterly, which commenced on January 1, 1997. From July 1998 to December 2000, the prior owner agreed to a 2.4% net smelter return royalty.

Year-end Proven and Probable Ore Reserves — Petorca Mine

	1999	2000	2001(2)

Tons (000’s)	377	406	313
Ounces of silver per ton	0.59	0.65	0.61
Contained ounces of silver (000’s)	222	264	189
Ounces of gold per ton	0.23	0.18	0.19
Contained ounces of gold	85,000	73,000	61,000

Year-end Mineralized Material

	1999	2000	2001

Tons (000’s)	933	1,845	1,844
Ounces of silver per ton	0.55	0.55	0.55
Ounces of gold per ton	0.29	0.25	0.25

Operating Data

	1999	2000	2001(1)

Production
Tons ore milled (000’s)	191,929	235,665	146,160
Ore grade gold (oz./ton)	0.166	0.126	0.127
Ore grade silver (oz./ton)	0.39	0.34	0.75
Recovery gold (%)	92	91	97
Recovery silver (%)	85	72	79
Gold produced (oz.)	29,382	26,891	17,945
Silver produced (oz.)	69,952	57,854	86,599
Cost per Ounce of Gold Equivalent
Cash costs	$271	$345	$346
Noncash costs	14	9	20

Total production costs	$285	$354	$366

(1)	The Company has closed the Petorca mine effective August 2001.

(2)	Stated reserves are the remaining reserve of the January 1, 2001 reserve after subtracting undiluted production during 2001.

     Bolivia — The San Bartolomé Project

               Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights in the San Bartolomé project, a silver development property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico mountain. The San Bartolomé project consists of six distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico mountain.

               The mineral rights for the San Bartolomé project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers of concessions (16,600 acres). The JV/lease agreements are subject to a 4% production royalty payable partially to the Cooperatives and COMIBOL. During the current exploration stage, the properties are subject to monthly payments totaling approximately US $25,500.

               Of the six pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huachajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este) and Santa Rita. During 2000, the Company completed an intensive field program which culminated in the completion of a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. Coeur retained a third party geological consulting firm to incorporate the new data from the field program in an updated estimate of mineralized material. As a result, mineralized material at San Bartolomé increased 15%, to 41.1 million tons with an average grade of 2.97 ounces of silver per ton.

               To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the estimate of mineralized material, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporated a cyanide milling flow sheet with a wet pre-concentration screen circuit. In addition, the study identified a number of optimization opportunities, that if successful, could significantly enhance the economic returns of the project. During 2001, Coeur aggressively pursued these optimization opportunities which included: securing additional mining rights, evaluating the recovery of tin as a byproduct, process flow sheet enhancement and securing favorable in-country tax treatment.

               Prior to the project optimization work, the pre-feasibility study concluded that a 7,000 to 7,500 ton per day mining operation could be constructed at an estimated capital cost of $60 to $70 million (inclusive of working capital, owner’s costs and taxes and duties). The operation would be capable of producing, on average, 5.5 to 6.0 million ounces of silver per year at an estimated cash cost of $3.50 per ounce over a projected mine life of eight to ten years.

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

               Based on the pre-feasibility study, subsequent geological work and including the pallaco extensions granted by COMIBOL, Coeur has increased its estimate of the mineralized material to 41.1 million tons at 2.97 ounces per ton silver at San Bartolomé. Once the final feasibility is completed, Coeur expects a large proportion of the mineralized material will be upgraded to proven and probable reserves.

               Coeur expended approximately $3.7 million and $2.7 million on exploration at the San Bartolomé project in 2001 and 2000, respectively, and plans approximately $3.4 million for feasibility study, additional exploration and project development expenditures during 2002.

               The San Bartolomé project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. The estimate of mineralized material indicated by the geologic studies performed to date are preliminary in nature and may differ materially after further metallurgical testing is completed. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of a foreign country may also present challenges.

Year-end Mineralized Material — San Bartolomé Project

	2000	2001

Tons (000’s)	41,096	40,297
Ounces of silver per ton	2.97	3.14

     Alaska — Kensington Gold Project

               On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the “Sellers”), giving Coeur 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. As a result of that transaction, Coeur assumed full ownership and operating control of the project. Pursuant to the Venture Termination and Asset Purchase Agreement among Coeur Alaska and the Sellers, dated as of June 30, 1995, Coeur Alaska paid to the Sellers a total of

$32.5 million and, pursuant to the Royalty Deed set forth as an exhibit to the Venture Termination and Asset Purchase Agreement, Coeur Alaska agreed to pay Echo Bay a scaled net smelter return royalty on 1 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1 million ounces of production. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims.

               The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization. The following proven and probable ore reserve table.

Year-end Proven and Probable Ore Reserves — Kensington Property

2000 and 2001

Tons (000’s)	10,946
Ounces of gold per ton	0.16
Contained ounces of gold	1,751,000

Year-end Mineralized Material

2000

Tons (000’s)	12,014
Ounces of gold per ton	0.12

               The proven and probable reserves estimate is derived from the original 1998 Bechtel feasibility study, adjusted for a revised mine plan and updated capital and operating cost estimates.

               Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims. The Company’s rights to develop the Jualin property are subject to an agreement which must be renewed in May 2008.

               During 2000 and 2001, the Company’s efforts at Kensington continued to be directed toward the permitting process and further project optimization studies. In December 1998, the Company announced the completion of the independent optimization study which contained a new mine plan that requires limited permit modifications due to the changes to the planned method of tailings disposal. Based on the results of the optimization studies completed in 1999 and 2000 the Company estimated that the project’s cash operating costs could be reduced to approximately $200 per ounce of gold and total capital costs to develop the mine should be reduced to approximately $150 million.

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

South America — Argentina — Martha Mine

               In February 2002, the Company announced that it had entered into agreements in principle to acquire 138,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, and to make a strategic investment in Yamana Resources Inc. (“Yamana”), a mining company with holdings in Argentina. Consummation of the transactions is subject to satisfactory completion of due diligence, regulatory approval and execution of definitive agreements. It is expected that Coeur will acquire 100% of the 138,000 acres including the Martha Mine for $2.5 million and will acquire approximately 10% of the outstanding common shares of Yamana for approximately $0.6 million. Upon consummation of the transactions, Coeur intends to commence shipment of Martha’s stockpiled high-grade ore to the Cerro Bayo Mine for processing. On a gold equivalent basis, Coeur estimates that the acquisition would increase Cerro Bayo’s projected 2002 production by 50%.

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

               In keeping with the Company’s overall efforts to focus its resources, Coeur conducted more than 38% of the 2001 exploration program on or near existing properties where infrastructure and production facilities are already in place. The Company will continue this exploration focus in 2002.

     Puchuldiza Gold Property

               On November 28, 2001, the Company signed an exploration agreement with Barrick Gold Corporation relating to Coeur’s Puchuldiza gold property located approximately 155 miles northeast of the port city of Inquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property for exploration expenditures of $2.25 million over the next five years. For an additional $5.75 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick’s additional expenditure of $5.75 million, plus a 50% penalty.

               Puchuldiza is considered to be geologically unique in Chile in that it appears to be a large epithermal hot spring deposit in a setting very similar to other high-grade gold deposits in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones. Coeur believes that there is considerable potential to expand the current near-surface resource. In addition, preliminary work has indicated that the possible existence of a large high-grade feeder system at depth underlying the near-surface mineralization.

     Other Exploration Developments

               Coeur’s near mine exploration program in 2001 was devoted mainly to the discovery and development of new reserves and mineralized material at existing operations, particularly at Cerro Bayo, Rochester and Silver Valley.

               Considerable progress was also made at Silver Valley, where the exploration significantly extended some of the most productive veins at depth and towards the upper levels of the mine. As a result of 2001’s exploration activity at Silver Valley, proven and probable reserves were added which more than replaced reserves mined during the year.

               At Rochester, a major reverse circulation drilling program added new reserves and mineralized material effectively replacing approximately 50% of the ore processed in 2001.

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

SILVER AND GOLD PRICES

               The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (London Metal Exchange final quotation) per ounce during the periods indicated:

	Year Ended December 31,

	1998		1999		2000		2001

	High	Low	High	Low	High	Low	High	Low

Silver	$7.31	$4.72	$5.77	$4.91	$5.53	$4.60	$4.81	$4.06
Gold	$313.15	$273.40	$325.50	$252.80	$312.70	$263.80	$293.25	$255.55

MARKETING

               Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 2001. In order to ensure that planned revenues from the sale of gold are realized and to reduce the impact of any declines in gold prices, the Company has established the prices to be received in the future for a portion of its gold production by entering into a combination of forward sales agreements and put and call options. At December 31, 2001, approximately 8% of the Company’s estimated annual production of gold over the next year was committed under the Company’s gold hedging program. For further details of the Company’s gold sales program please refer to Note O – Financial Instruments of the Company’s Consolidated Financial Statements and accompanying notes.

PROVISIONS OF THE TRANSACTION AGREEMENT AND SHAREHOLDER AGREEMENT WITH ASARCO

               Coeur consummated an acquisition of certain silver assets and properties from Asarco on September 9, 1999 in exchange for 7.125 million shares of Coeur Common Stock. Pursuant to the Transaction Agreement between Coeur and Asarco, dated May 13, 1999 and amended and restated as of June 22, 1999, and which was approved by the Company’s stockholders at the Annual Meeting on September 8, 1999, Asarco must, during the five years following the acquisition, obtain the consent of Coeur to any sale of such shares, and Asarco may not sell any of such shares to anyone other than an affiliate of Asarco or in a widely distributed public offering.

               Pursuant to the Shareholder Agreement, dated as of September 9, 1999, between Coeur and Asarco (the “Shareholder Agreement”), Asarco has the right to nominate two directors for election to the Coeur Board of Directors. The two directors currently designated by Asarco to the Coeur Board of Directors are Xavier Garcia de Quevedo Topete and Daniel Tellechea Salido. If Asarco voluntarily sells or transfers its shares of Coeur Common Stock to any person other than an affiliate and, as a result, its ownership is reduced to less than 10% of Coeur’s Outstanding Common Stock, Asarco will have the right to nominate only one director, which right will continue so long as Asarco owns at least 1% of Coeur’s outstanding Common Stock. Under the Shareholder Agreement, Asarco further agreed that without the consent of Coeur’s Board of Directors, Asarco will not acquire Common Stock or other voting securities of Coeur, or any rights or options to buy any of such securities, if after any such acquisition, Asarco would own more than 20% of the total voting power of all outstanding voting equities securities of Coeur. Asarco has certain rights to request Coeur to register Asarco’s shares of Coeur Common Stock under the Securities Act of 1933.

               The Shareholder Agreement further provides that until Asarco holds less than 10% of Coeur’s outstanding Common Stock, the following actions by Coeur will require the prior written consent of Asarco: (i) approval of capital expenditure budgets and any single project requiring a capital expenditure in excess of $100 million; (ii) approval of any financial institution, terms and conditions and amounts with respect to any standard lines of credit or borrowings to be utilized or secured by Coeur exceeding $100 million; (iii) the creation of any lien in excess of $100 million on the assets of Coeur or any of its subsidiaries; (iv) the discharge of auditors when a material dispute exists in connection with the auditing of Coeur’s books, records or financial statements; (v) the liquidation, dissolution or general winding-up of Coeur or any material subsidiary or the filing on behalf of Coeur or any material subsidiary of any voluntary petition seeking relief under the bankruptcy laws of the relevant jurisdiction; (vi) any material change in the nature of Coeur’s business from its current business of precious metals mining and other businesses directly related thereto; (vii) the issuance by Coeur of any Common Stock or other class of its capital stock for consideration other than cash for a value in excess of $100 million; (viii) any material amendment of the By-Laws or Articles of Incorporation of Coeur which would conflict with, or in any way be inconsistent with, the terms of the Shareholder Agreement; and (ix) any increase in the number of directors of Coeur above eleven. Asarco will be deemed to have consented to any of the above actions if (i) the action shall have been included as a specific agenda item for a meeting of Coeur’s Board of

Directors, (ii) the written agenda together with all relevant information relating to the proposed action shall have been delivered to directors in advance of such meeting and (iii) at such meeting directors nominated by Asarco vote in favor of such action. Also, no consent of Asarco will be required for any Coeur debt restructuring, including any exchange, subject to certain conditions.

               Asarco was acquired by Grupo Mexico S.A. on November 17, 1999, subsequent to Coeur’s entering into the Shareholder Agreement. At the Company’s Annual Meeting of Shareholders on May 9, 2000, two persons designated by Grupo Mexico S.A. de C.V. were elected to serve as members of the Company’s Board of Directors.

GOVERNMENT REGULATION

     General

               During 2001 the Company was not cited for any violations of environmental or operating regulations and permits. The Company’s commitment to environmental responsibility has been recognized in 19 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the “Star” award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award.

               The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although such regulations have never required the Company to close any mine and the Company is not presently subject to any material regulatory proceedings related to such matters, the costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company.

               For the years ended December 31, 2001, 2000 and 1999, the Company expended $5.5 million, $7.0 million and $7.8 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.0 million for that purpose in 2002. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

     Federal Environmental Laws

               Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA plans to develop a program to regulate mining waste pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. The EPA is studying how mine wastes from extraction and benefication should be managed and regulated. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Idaho and Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s, Idaho’s and Alaska’s air pollution statutes implementing the Clean Air Act.

     Natural Resources Laws

               The Company is subject to federal and state laws designed to protect natural resources. In March 1996, the United States Government commenced a lawsuit against various defendants, including the Company, asserting claims under CERCLA and the CWA for alleged damages to federal natural resources in the Coeur d’Alene River Basin of northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s. On March 16, 2001, the Company and representatives of the U.S. Government advised the United States District Court for the District of Idaho that the parties settled the suit, as more fully discussed under Item 3 below.

     Proposed Mining Legislation

               Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the “Mining Act”) to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

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

               During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the Mining Act. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known. A significant portion of Coeur’s U.S. mining properties are on public lands. Any reform of the Mining Act or regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

               The Republic of Bolivia, where the San Bartolomé project is located, has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. A recently established State Council for the Environment (CODEMA) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations.

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

EMPLOYEES

               The number of full-time employees at December 31, 2001 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff & Office	26
Silver Valley — Galena Mine(1)	223
Rochester Mine	225
Kensington Property	5
Chilean Corporate Staff & Office	7
Cerro Bayo Project/Fachinal Mine(1)	15
Other	5
Total	506

(1)	Operations where a portion of the employees are represented by a labor union.

               The Company maintains a labor agreement at its Coeur Silver Valley mine. The agreement is effective from October 1, 1999 through December 13, 2002 and is with the United Steelworkers of America. Labor relations at all of the Company’s mines are believed to be good.

RISK FACTORS

               The following information sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.

If we are unable to pay our debts upon their maturity, it may be necessary for us to seek relief under Chapter 11 of the Bankruptcy Code.

               Absent an increase in precious metals prices and/or an increase in our cash flow, our large amount of indebtedness, approximately $150.6 million at December 31, 2001, may require us to seek relief under Chapter 11 of the Bankruptcy Code. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action while the company seeks to negotiate and confirm a plan of reorganization with its creditors. We might not be successful in any attempt to confirm a plan of reorganization with our creditors. If we were to commence a Chapter 11 proceeding, we would expect our relationships with customers and our employee morale to be adversely affected. Many Chapter 11 cases are unsuccessful and virtually all involve substantial expense. When a company is unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the company usually are liquidated. Furthermore, under a Shareholder Agreement dated as of May 13, 1999 between Coeur and Asarco Incorporated, for so long as Asarco or any of its affiliates holds at least 10% of our outstanding common stock, we would need Asarco’s written consent to seek relief under Chapter 11. The need for us to obtain that consent could make our pursuit of Chapter 11 relief more difficult.

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

               Our common stock is listed on the NYSE. In November 2000, the NYSE advised us that we were not in compliance with the continued listing standard requiring a total market capitalization of publicly tradeable shares of not less than $50 million and shareholders’ equity of not less than $50 million. In January 2001, we submitted to the NYSE, and have periodically updated, a plan to achieve compliance with the listing standards by May 27, 2002 (i.e., within 18 months of our receipt of the NYSE’s notice). The NYSE’s rules provide that our shares of common stock could be delisted if, by May 27, 2002, we are unable to (i) have our market capitalization and shareholders’ equity each equal or exceed $50 million; or (ii) achieve average market capitalization over a consecutive 30 trading-day period of $60 million with either (a) shareholders’ equity of at least $40 million or (b) an increase in shareholders’ equity of at least $40 million since we were notified by the NYSE that we were below the continued listing standard. At December 31, 2001, our shareholders’ equity was approximately $26.8 million. At March 22, 2002, our market capitalization was approximately $70 million.

               In December 2001, the NYSE notified us that because the market price of our common stock had been less than $1.00 per share for a period in excess of 30 consecutive trading days, the shares would be subject to possible delisting unless such share price deficiency is cured by the later of six months following our receipt of the Exchange’s notice of the deficiency or promptly after our next annual meeting of shareholders if shareholder approval of an action relating to the deficiency is to be taken.

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

     We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Significantly contributing to the losses were:

•	historically low gold market prices;

•	our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness; and

•	significant write-offs for impaired assets in 1998 ($223.6 million), 1999 ($20.2 million), 2000 ($21.2 million) and 2001 ($6.1 million).

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

•	$23.2 million principal amount of our 6% convertible subordinated debentures due 2002, requiring annual interest payments of approximately $0.6 million until their maturity on June 10, 2002;

•	$41.4 million principal amount of our 13 3/8% convertible senior subordinated notes, requiring annual interest (in cash or common stock, at our option) of approximately $5.5 million until their maturity in December 31, 2003;

•	$66.3 principal amount of our 6 3/8% convertible subordinated debentures due 2004, requiring annual interest payments of approximately $4.2 million until their maturity on January 31, 2004; and

•	$14.7 million principal amount of our 7 1/4% convertible subordinated debentures due 2005, requiring annual interest payments of approximately $1.1 million until their maturity on October 31, 2005.

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

               Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 121 requires a company to review the recoverability of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows.

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

               Silver and gold reserves at mining properties owned by us and in which we have an ownership interest were calculated at or about December 31, 2001. Our ore reserve determinations generally are based on a silver price of $5.00 per ounce and a gold price of $300 per ounce.

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

               Certain of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act (RCRA). If the EPA designates these wastes as hazardous under RCRA in the future, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures on the construction of hazardous waste disposal facilities. In addition, regardless of whether these wastes are designated as hazardous under RCRA, if they cause contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under the air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. In the context of environmental permitting, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays.

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

We will have to use some of our cash to provide financial assurance relating to our Rochester Mine’s future reclamation liability.

               The insurance company that issued the surety bond required under Nevada law to cover our estimated $17.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We have reached an agreement in principle with this insurance company and the State of Nevada regarding financial assurance for reclamation costs at the Rochester Mine. This settlement will require us to fund a reclamation escrow account in amounts calculated based on a formula which takes into account the amount of silver produced and sold at the Rochester Mine commencing January 1, 2002. Based on recent production and sales level, we estimate that the annual funding required by the settlement into this escrow account will be approximately $3.2 million.

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

Item 2. Properties.

               Information regarding the Company’s properties is set forth under Item 1 above.

Item 3. Legal Proceedings.

     Federal Natural Resources Action

               On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

               On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded

$4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

     Lawsuit to Recover Inventory

               During the first quarter of 2000, Handy & Harman Refining Group, Inc. (“Handy & Harman”), to which the Rochester Mine had historically sent approximately 50% of its doré, filed for Chapter 11 bankruptcy. The Company had an inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001, the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its account at Handy & Harman in mid-March 2000. As a result of this more recent legal action, the Company has made the determination that it is unlikely that we will receive any further distributions from the Bankruptcy Court, and has reduced the carrying amount for the inventory to zero and has recorded a loss of $1.4 million in 2001. Management of the Company and legal council believe that the threatened claims are without merit, and will vigorously defend any such suit.

     Bunker Hill action

               On January 7, 2002, a private class action suit, Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d’Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

Item 4. Submission of Matters to a Vote of Security Holders.

               Not applicable.

Item 4A. Executive Officers of the Registrant.

               The following table sets forth certain information regarding the Company’s current executive officers:

			Appointed to
Name	Age	Office with the Company	Office

Dennis E. Wheeler	59	Chairman of the Board President Chief Executive Officer	1992 1980 1986
Robert Martinez	55	Senior Vice President Chief Operating Officer	1998
Geoffrey A. Burns	42	Senior Vice President Chief Financial Officer	1999
Dieter A. Krewedl	58	Senior Vice President — Exploration	1998
Gary W. Banbury	49	Vice President — Administration and Human Resources	2001

			Appointed to
Name	Age	Office with the Company	Office

James K. Duff	57	Vice President Business Development	1996
Troy J. Fierro	38	Vice President — Mining Services	2001
Wayne L. Vincent	40	Controller Chief Accounting Officer	1998 1999
James N. Meek	50	Treasurer	1999

               Messrs. Wheeler, Martinez, Duff, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as Senior Vice President and Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President — Operations since April, 1997 and previously was Vice President — Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Vice President and Chief Financial Officer in March 1999, Mr. Burns was Chief Financial Officer and Controller for Prime Resources Group, Inc. and Homestake Canada Inc., respectively, from June 1992. He became a Senior Vice President of the Company in June 2000. Prior to his appointment as Vice President — Administration and Human Resources, Mr. Banbury held the position of Vice President — Human Resources from 1998 to 2000, prior thereto as Manager of Human Resources with the Company. Prior to his appointment as Vice President - Business Development, Mr. Duff held the position of Director of New Business Development. Prior to his appointment as Vice President-Exploration on October 8, 1998, Mr. Krewedl was Vice President of Exploration for Echo Bay Mines, LTD. Prior to his appointment as Vice President — Mining Services in May 2001, Mr. Fierro held the position of Vice President — General Manager at the Company’s Rochester Mine. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the prior eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting.

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters.

               The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”) and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

		High	Low

2000:	First Quarter	$4.1250	$2.8750
	Second Quarter	3.8750	2.3125
	Third Quarter	2.3750	1.3125
	Fourth Quarter	1.6875	0.8125
2001:	First Quarter	1.600	0.875
	Second Quarter	1.950	1.000
	Third Quarter	1.280	0.730
	Fourth Quarter	0.940	0.650

               The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

               At March 22, 2002, there were 5,773 record holders of the Company’s outstanding Common Stock.

Sales of Securities Without Registration Under the Securities Act of 1933.

               During the year ended December 31, 2001, the Company issued a total of 6,045,118 shares of common stock in exchange for outstanding 7 1/4% Convertible Subordinated Debentures due 2005 (“7 1/4% Debentures”) without registration under the Securities Act of 1933. Of such exchanges, 1,787,500 shares were issued on March 19, 2001 in exchange for $5 million principal amount of 7 1/4% Debentures, and 4,257,618 shares were issued on April 30, 2001 in exchange for $11 million principal amount of 7 1/4% Debentures. No underwriters were used in connection with the above transactions. The sales of common stock were effected in reliance upon the exemption from registration provided by Section 3(a)(9) thereof, as they consisted solely of exchanges of securities with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

PART II

Item 6. Selected Financial Data

               The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

	2001	2000	1999	1998	1997

	(In thousands except per share data)
Income Statement Data:
Revenues:
Sales of metal	$69,200	$93,174	$86,318	$102,505	$131,161
Other income(1)	2,712	8,032	22,628	9,469	20,739

Total revenues	71,912	101,206	108,946	111,974	151,900
Costs and expenses:
Production costs	69,149	86,661	66,896	70,163	103,254
Depreciation and depletion	11,347	20,785	19,620	28,555	31,883
Administrative and general	8,714	9,714	9,281	12,249	12,910
Mining exploration	10,046	9,412	8,518	9,241	7,925
Interest expense	14,592	16,999	16,408	13,662	10,253
Write-down of mining properties and other(2)	9,354	21,236	20,204	223,597	—

Total expenses	123,202	164,807	140,927	357,467	166,225
Net loss from operations before Income taxes	(51,290)	(63,601)	(31,981)	(245,493)	(14,325)
(Provision) benefit for income taxes	6	(348)	(332)	(919)	242

Loss before extraordinary item	(51,284)	(63,949)	(32,313)	(246,412)	(14,083)
Extraordinary item – early Retirement of debt (net of Tax of zero)(3)	48,217	16,136	3,990	12,158	—

Net loss	$(3,067)	$(47,813)	$(28,323)	$(234,254)	$(14,083)

Net loss attributable To Common Shareholders	$(3,067)	$(49,993)	$(38,855)	$(244,786)	$(24,615)

Basic and Diluted Earnings Per Share Data:

	2001	2000	1999	1998	1997

	(In thousands except per share data)
Net loss before Extraordinary item	$(1.22)	$(1.87)	$(1.77)	$(11.73)	$(1.12)
Extraordinary item – early Retirement of debt (net of tax)	1.15	.46	.16	.55	—

Net loss attributable To common shareholders	$(0.07)	$(1.41)	$(1.61)	$(11.18)	$(1.12)

Cash dividends paid per Common share	$—	$—	$—	$—	$—

Weighted average shares of Common stock	41,946	35,439	24,185	21,899	21,890

	December 31,

Balance Sheet Data:	2001	2000	1999	1998	1997

	(In thousands)
Total assets	$210,380	$271,377	$354,047	$365,980	$658,702
Working capital	$28,624	$82,553	$152,091	$153,837	$221,610
Long-term liabilities	$141,877	$228,659	$264,709	$258,340	$298,152
Shareholders’ equity	$26,788	$17,440	$68,165	$77,067	$322,089

(1)	Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company’s gold call positions sold of $4.1 million, and (ii) loss on investment in Pan American Silver Corp. stock of 2.3 million.

Included in other income for 1999 are: (i) a gain of $21.1 million in settlement of a lawsuit, and (ii) a loss recorded on mark to market of the Company’s gold call positions sold of $4.3 million.

Included in other income for 1997 are: (i) the receipt of $8.0 million of insurance proceeds for business interruption and property damage at the Golden Cross Mine, and (ii) a gain of $5.3 million arising from the sale of gold purchased in the open market which was delivered pursuant to fixed price forward contracts in the first quarter of 1997.

(2)	During the fourth quarter of 2001, the Company evaluated the recoverability of its investment in Kensington development property and determined that its investment in the Kensington development property was impaired. The total amount of the impairment was $6.1 million, and was recorded in the fourth quarter of 2001.

As a consequence of the February 7, 2001 sale of the Company’s shareholding in Gasgoyne Gold Mines NL, which had an effective date of December 31, 2000, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price.

On March 16, 2001, representatives of the United States and the Company reached an agreement in principle to settle the lawsuit filed by the Government in March 1996 in the U.S. District Court for the District of Idaho alleging response cost damages to federal natural resources in the Coeur d’Alene River Basin as a result of alleged releases of hazardous substances from prior mining activities in the area. The terms of the proposed settlement, which are subject to final Justice Department and Court approval and are discussed above under Item 3 (“Legal Proceedings”), provide for payments by the Company to the Government of approximately $3.9 million plus a maximum of $3.0 million of future conditional net smelter royalty payments. As a result, during fiscal 2001, the Company recorded an expense of approximately $4.2 million for settlement of this lawsuit, including $3.9 million in payments and estimated legal fees and other costs.

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

During the first quarter of 1998, the Petorca mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. An evaluation of operations was completed and as a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca’s mining properties and assets in accordance with the standards set forth in SFAS 121. Consequently, the Company recorded a non-cash write-down for impairment in the first quarter of 1998 of $54.5 million relating to its investment in the Petorca mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at Petorca and to provide for estimated termination costs.

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

During the third quarter of 2001, the Company completed an exchange offer whereby existing convertible subordinated debenture holders could exchange their existing debt for the newly registered 13 3/8% Convertible Senior Subordinated Notes due 2003. As a result of the exchange offer, the Company recorded an extraordinary gain of $39.2 million, net of taxes and offering costs in the third quarter of 2001.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

               The results of the Company’s operations are significantly affected by the market prices of gold and silver which fluctuate widely and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

Critical Accounting Policies and Estimates

               Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value) and the potential impairment of long-lived assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings.

               Property, Plant, and Equipment balances are stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Mineral property, buildings and improvements, and machinery and equipment are depreciated using either the straight-line method or the units-of-production method over the estimated useful lives as of the in-service date or date of major improvements. We evaluate the realizability of our long-lived assets, property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value.

               Reclamation and Remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method.

               The estimated undiscounted cash flows generated by our assets and the estimated liabilities for reclamation and remediation are determined using the Company’s assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amount could differ from those based on such estimates and assumptions.

     Significant Mining Properties

               The Company’s currently operating mines consist of the Rochester Mine, a heap leach silver and gold mine in northern Nevada of which the Company owns 100%, and the Galena Mine, an underground silver mine in Idaho that is 100% owned by Coeur’s wholly-owned subsidiary, Coeur Silver Valley, Inc. The Company suspended operations at its wholly-owned Fachinal Mine in Chile in December 2000 in order to focus its efforts on the adjacent Cerro Bayo Project where Coeur plans to commence gold and silver production at an open pit and underground mine in May 2002. The Company also owns 100% of the San Bartolomé silver project in Bolivia where it is conducting final feasibility studies and expects to commence silver production in 2004, and the Kensington property in Alaska where Coeur is considering the possible development of an underground gold mine.

     Risk Factors; Forward-Looking Statements

               For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption “Risk Factors.” In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

     Total Production and Reserves

               The Company’s total production in 2001 was 10.9 million ounces of silver and 96,000 ounces of gold, compared to 11.7 million ounces of silver and 145,000 ounces of gold in 2000. Coeur estimates that production in 2002 will be approximately 12.8 million ounces of silver and 93,000 ounces of gold. Total estimated proven and probable reserves at December 31, 2001 were approximately 83.4 million ounces of silver and 2.3 million ounces of gold, compared to silver and gold reserves at December 31, 2000 of approximately 88.1 million ounces and 2.4 million ounces, respectively.

     SFAS 121 Impairment Reviews; Write-down of Mining Properties

               In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. As of December 31, 2001, due to the continuing low prices of silver and gold, the Company reviewed the carrying value of all its properties based on an assumed long-term gold prices starting at $275 and increasing to $300 per ounce and silver prices starting at $4.50 and increasing to $5.50 per ounce. As a result of that review, the Company recorded a $6.1 million write-down in the carrying value of its Kensington property during the year ended December 31, 2001.

               The following table summarizes write-downs and other:

	2001	2000	1999

Mineral property write-downs	$6,087	$12,207	$16,193
Mine closure and holding costs	1,453	3,825	4,011
Investment in new business venture	460	1,004	—
Basin litigation settlement	—	4,200	—
Loss on receivable from Handy & Harman	1,354	—	—

Write-down of mineral properties and other	$9,354	$21,236	$20,204

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

               Sales of concentrates and doré in the year ended December 31, 2001 decreased by $24.0 million, or 26%, from the year ended December 31, 2000 to $69.2 million. The decrease in sales was primarily attributable to lower realized gold and silver prices accounting for approximately $9.6 million of the decrease, and decreased production of silver from most of its mines, offset in part by increased gold production at the Rochester mine and increased silver production at the Galena mine compared to 2000, the net of which amounted to the remaining $14.4 million of the decrease. In the year ended December 31, 2001, the Company produced a total of 10.9 million ounces of silver and 96,000 ounces of gold compared to 11.7 million ounces of silver and 145,000 ounces of gold in 2000. In the year ended December 31, 2001, Company realized average silver and gold prices of $4.34 and $275, respectively, compared with realized average prices of $4.94 and $307, respectively, in the prior year. The decline in gold and silver production was primarily due to the sale of the Company’s interest in Gasgoyne which caused a decline of approximately 26,000 gold ounces, as well as the suspension of production at Fachinal which amounted to 16,000 ounces less gold produced as well as a decline in silver ounces produced by approximately 940,000 ounces. This was partially offset by higher gold production at Rochester of 2,000 ounces of gold, and higher silver production at Galena of approximately 494,000 ounces of silver.

               Interest and other income in the year ended December 31, 2001 decreased by $5.3 million compared with year ended December 31, 2000. The decrease is primarily due to less interest income received as a result of lower interest rates and lower cash balances and a $4.1 million gain recorded in 2000 on the mark to market adjustment of the call option portion of the Company’s hedge program.

     Costs, Expenses and Write-downs

     The following table sets forth year 2001 versus year 2000 costs, expenses and write-downs:

               Production costs in the year ended December 31, 2001 decreased by $17.5 million, or 20%, from the year ended December 31, 2000 to $69.1 million. The decrease in production costs is primarily a result of decreased production at Fachinal in 2001, accounting for $15.3 million of the decrease, and the sale of the Yilgarn Star mine in the first quarter of 2001 which amounted to an additional $7.3 million decrease in production costs. These decreases were partially offset by increased production costs at the Rochester Mine of $3.0 million and increased production costs at the Galena mine of $0.9 million.

               Depreciation and amortization decreased in the year ended December 31, 2001 by $9.4 million, or 45%, from the prior year, primarily due to there being no depletion or amortization taken at the Fachinal mine due to its temporary suspension of operations which resulted in $4.2 million of the decrease and no depletion associated with the Yilgarn Star mine due to sale of the Company’s interest in early February 2001, amounting to $2.3 million of the decrease.

               Administrative and general expenses decreased $1.0 million in the year ended December 31, 2001 compared to 2000, due to continuing efforts to conserve cash.

               Exploration expenses decreased $0.3 million in the year ended December 31, 2001 compared to 2000, due to reduced spending.

               Pre-feasibility expense recorded in the year ended 2001 increased $1.0 million compared to the same period of 2000 due to increased expenses at San Bartolomé.

               Interest expenses decreased $2.4 million in the year ended December 31, 2001 compared to 2000, due to the Company’s debt reduction program discussed below.

               Write-downs of mining properties and other expenses amounted to $9.4 million in 2001, primarily as a result of (i) a write-down of $6.1 million in the carrying value of the Kensington property, (ii) the $1.4 million write-down of inventory resulting from the Handy & Harmon bankruptcy and (iii) $1.4 million of holding costs at Fachinal and Kensington. Write-downs of mining properties and other expenses in 2000 amounted to a total of $21.2 million, primarily as a result of (i) a write-down of $12.2 million reflecting the excess book value of the Company’s shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001; and (ii) recognition of $4.2 million in connection with the settlement of the federal natural resources lawsuit, of which $3.9 million represented payments made by the Company to the U.S. Government and the balance consisted of estimated land transfer expenses and legal fees.

     Income Taxes and Extraordinary Items

               As a result of the above, the Company’s net loss from continuing operations before taxes and extraordinary items amounted to approximately $51.3 million in 2001 compared to $63.6 million in 2000. An income tax benefit of $6,000 was recorded in 2001, compared to a provision for income taxes of approximately $348,000 in 2000. The Company’s loss before extraordinary items therefore amounted to $51.3 million in 2001 compared to $63.9 million in 2000. As more fully discussed below under “Debt Reduction Program,” the Company recorded an extraordinary gain of approximately $48.2 million in 2001, compared to an extraordinary gain of $16.1 million in 2000, in connection with the Company’s early retirement of debt.

     Net Loss

               As a result of the above, the Company’s net loss amounted to approximately $3.1 million in the year ended December 31, 2001 compared to a net loss of $47.8 million in the year ended December 31,

2000. The net loss attributable to common shareholders was $0.07 per share for the year ended December 31, 2001, compared to a net loss $1.41 per share for the year ended December 31, 2000. During 2000, the Company paid approximately $2.2 million of dividends to the holders of its outstanding MARCs, which were mandatorily converted into common stock on March 15, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

               Sales of concentrates and doré increased by $6.9 million, or 7.9%, for the year ended December 31, 2000 as compared to the same period of 1999, primarily as a result of higher silver production levels at the Rochester and Silver Valley mines which accounts for $10.4 million of the increase, offset in part by decreases in the realized silver price amounting to a decrease of $5.1 million and the amount of gold produced amounting to a decrease of $2.1 million. During 2000, the Company produced a total of 11.7 million ounces of silver and 145,000 ounces of gold compared to 9.6 million ounces of silver and 152,000 ounces of gold in 1999.

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

     Costs, Expenses and Write-downs

               The following table sets forth year 2000 versus year 1999 costs, expenses and write downs:

               For the year ended December 31, 2000, total expenses increased by $23.9 million. The increase is primarily attributable to the increased production costs of $19.8 million as a result of the increase in ownership of the Galena mine and increased production costs at the Fachinal and Petorca mines discussed below.

               Production costs increased by $19.8 million in 2000. The increase was primarily due to increased ownership of the Galena mine from 50% to 100% in September 1999 amounting to $11.0 million of the increase and increased cash costs per ounce at the Fachinal mine for an increase of $7.4 million and at the Petorca mine for an increase of $0.6 million. Depreciation and depletion expense increased $1.2 million in 2000 compared to 1999, primarily due to higher production at the Rochester and Galena mines. Administration and general expenses increased $0.4 million in 2000, 5% above 1999. Exploration expense for 2000 decreased by $0.4 million, or 10%, compared to 1999. Pre-feasibility expenditures increased due to increased level of expenditures at the San Bartolomé silver project in Bolivia.

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

               Write-downs of mining properties and other expenses amounted to $21.2 million in 2000, primarily as a result of:

•	a write-down of $12.2 million reflecting the excess book value of the Company’s shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001, and

•	recognition of $4.2 million in connection with the settlement of the federal natural resources lawsuit, of which $3.9 million represented payments to be made by the Company to the U.S. Government and the balance consisted of estimated land transfer expenses, minor clean-up costs and legal fees. Write-downs of mining properties and other expenses in 1999 amounted to $20.2 million primarily as a result of the $16.2 million SFAS 121 impairment write-down of the Yilgarn Star mine.

     Income Taxes and Extraordinary Items

               As a result of the above, the Company’s loss before income taxes and extraordinary items was $63.6 million in 2000 compared to a loss before income taxes and extraordinary items of $32.0 million in 1999. The Company reported an income tax provision of $300,000 for 2000 and 1999. In 2000, the Company recorded an extraordinary gain on the early retirement of debt (net of taxes) of $16.1 million and paid $2.2 million in preferred stock dividends.

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

Liquidity and Capital Resources

     Working Capital; Cash and Cash Equivalents

               The Company’s working capital at December 31, 2001 was approximately $39.8 million compared to $93.0 million at December 31, 2000. The ratio of current assets to current liabilities was two to one at December 31, 2001 compared to 4.7 to one at December 31, 2000. The reduction in working capital is primarily the result of the 6% Convertible Subordinated Debentures due 2002 being reclassified as a current liability and cash used in operations.

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

               A total of $12.6 million was provided by investing activities in 2001 compared to $10.0 million used in 2000. The most significant investing activity in 2001 was the sale of the Company’s interest in Gasgoyne for cash proceeds of approximately $14.9 million.

               The Company’s financing activities used $3.2 million during 2001 compared to $17.9 million used in 2000. The most significant financing activities in 2001 were $2.2 million cash costs on the exchange offer described later in MD&A and $0.7 million used to repurchase debentures. As a result, the Company’s net cash decreased in 2001 by $20.5 million compared with a net cash decrease of $51.7 million in 2000.

               At December 31, 2001, the Company had outstanding $23.2 million principal amount of its 6% Convertible Subordinated Debentures due 2002 (the “6% Debentures”) which mature on June 10, 2002. The Company’s cash and cash equivalents and short-term investments at December 31, 2001 totaled approximately $18.2 million. As a result of private exchange transactions completed between January 1, 2002 and March 22, 2002, the total amount of outstanding 6% Debentures had been reduced to $19.8 million.

               The Company is endeavoring to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures in order to be able to fund the payment upon maturity of outstanding 6% Debentures on June 10, 2002 by:

•	Effecting additional private exchange transactions under which either common stock or 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “13-3/8% Notes”) will be exchanged for outstanding 6% Debentures;

•	The placement of bank debt to fund the start up of, or the sale of an equity interest in, the Company’s Cerro Bayo Mine in southern Chile; and/or

•	The private sale of other debt or equity securities.

•	The potential sale of certain assets of the Company.

               The Company presently plans to complete one or more of the above transactions prior to June 10, 2002. The Company believes in that regard, cash flows from mining operations, the proceeds from financings and/or reduced indebtedness resulting from additional exchange transactions will enable the Company to fund the retirement of maturing 6% Debentures on June 10, 2002 and other anticipated capital expenditures during the balance of 2002. In that regard, the Company estimates that it will expend approximately $6.8 million of capital expenditures during 2002, which includes approximately $2.5 million for development at Cerro Bayo, and $2.2 million at Rochester Mine, including $1.0 million for pad expansion and $2.1 million at Galena mine for resource development

               No assurance can be given that the Company will be able to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures. The Company’s liquidity will be adversely affected if such transactions are not effected on satisfactory terms. If the Company fails to pay the principal amount of the 6% Debentures on their maturity when due, such failure will be deemed to be an event of default under the Indenture relating to the 6% Debentures and entitle the trustee to declare the 6% Debentures to be immediately due and payable. Furthermore, such a default also would constitute an event of default under the Indentures relating to the 13-3/8% Notes, 6-3/8% Debentures and 7-1/4% Debentures, which could cause these Notes or Debentures, the total outstanding principal amount of which amounted to $122.3 million at December 31, 2001, to be immediately due and payable. Such events could cause the Company to seek relief under the Chapter 11 of the Bankruptcy Code.

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

     2001 Transactions

     Public Exchange Offer

               On June 29, 2001, the Company commenced an offer to exchange its new 13-3/8% Notes in exchange for its outstanding 6%, 6-3/8% and 7-1/4% Debentures. The Company offered $1,000 principal amount of 13-3/8% Notes for each $2,000 principal amount of 6-3/8% and 7-1/4% Debentures, and $1,000 principal amount of 13-3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. The exchange offer was completed on July 30, 2001 and on August 1, 2001, the Company issued a total of approximately $42.6 million principal amount of 13-3/8% Notes in exchange for the approximately $2.0 million principal amount of 6% Debentures, $26.6 million principal amount of 6-

3/8% Debentures and $54.5 million principal amount of 7-1/4% Debentures that were tendered and accepted in the exchange offer. In addition, the Company sold $25,000 principal amount of 13-3/8% Notes for cash in connection with the offer. The exchange offer reduced the Company’s outstanding long-term debt by approximately $39.9 million and increased shareholders’ equity by approximately $38.6 million. As a result of the exchange offer, the Company recorded an extraordinary gain of approximately $39.2 million, net of offer costs.

               The 13-3/8% Notes are senior in right of payment to the 6%, 6-3/8% and 7-1/4% Debentures. The 13-3/8% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.35 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The Company elected to pay the $2.9 million of interest payable on December 31, 2001 in common stock, issuing a total of 3.4 million shares of common stock in payment thereof. At any time prior to December 31, 2003, the holders of 13-3/8% Notes may elect to convert their notes into common stock. The Company may elect to automatically convert the 13-3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their 13-3/8% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company’s option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

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

Building Loan

               Under the terms of the Company’s building loan agreement with Wells Fargo bank the company agreed to have the terms of the building loan reviewed after a five year interval ending on December 4, 2001, at which time the terms could be renegotiated. Wells Fargo has chosen at this time not to renegotiate the loan making the entire amount of $1.3 million due on December 4, 2001. The bank has extended the Company some time to seek alternative financing and the company is in the process of doing so. During this time the company has continued to make payments to the bank under the original terms of the agreement and will continue to do so until alternative financing can be attained. As a result, the amount of $1.3 million has been included in current liabilities at December 31, 2001. The Company intends to have alternative financing in place shortly after the end of the first quarter. If the company is unable to find alternative financing the remaining amount of the loan will be paid to the bank.

Agreement to Acquire the Martha Mine

               In February 2002, the Company reached agreements in principle to fully acquire the Martha high-grade underground silver mine and other silver exploration properties located in Argentina, approximately 270 miles east of the Company’s Cerro Bayo mine, and to make a strategic investment in Yamana Resources Inc. (“Yamana”), a mining company with holdings in Argentina.

               Upon completion of final documentation, Coeur intends to immediately commence shipment of the Martha Mine’s stockpiled high-grade ore to its 100 percent-owned Cerro Bayo Mine in Southern Chile for processing. Production at Cerro Bayo is scheduled to begin in May of this year and is expected to produce over 82,000 gold equivalent ounces in 2002 at a total cash cost of under $150 per ounce. On a gold equivalent basis, the acquisition of the Martha Mine is expected to increase Cerro Bayo’s 2002 production 50 percent to 123,000 gold equivalent ounces and even further decrease cash operating costs.

               Under the terms of the agreements, Coeur will acquire 100 percent of Yamana-owned Compania Minera Polimet S.A. (“Polimet”), an Argentinean corporation, which owns the Martha Mine and other silver exploration properties for total cash consideration of $2.5 million. The payment will be made to Northgate Exploration Ltd. (“Northgate”) in order to satisfy Yamana’s total outstanding indebtedness to Northgate. Additionally, Coeur will acquire ten million common shares of Yamana, equivalent to approximately 10% of Yamana on a fully diluted basis, for $600,000.

     Federal Natural Resources Action

               On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

               On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and

Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

     Lawsuit to Recover Inventory

               During the first quarter of 2000, Handy & Harman Refining Group, Inc., (“Handy & Harman”) to which the Rochester Mine had historically sent approximately 50% of its doré, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. The fair market value of the inventory has been estimated to be $1.2 million. On February 27, 2001, the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its account at Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result, the Company has recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the threatened claims are without merit, and will vigorously any such suit.

     Bunker Hill Action

               On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d’Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

     Proposed Mining Legislation

               Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the “Mining Act”) to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

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

               During the last several congressional sessions, bills have been introduced which would supplant or materially alter the Mining Act. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known. A significant portion of Coeur’s U.S. mining properties are on public lands. Any reform of the Mining Act or regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

               The Company estimates that environmental compliance expenditures at its Kensington developmental property during 2002 will be approximately $600,000 to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

     Development Expenditures

               During 2001, the Company expended $0.6 million for engineering, optimization studies and permitting costs at the Kensington development property, $8 million at the Rochester mine, $2.3 million for continuing mine development at the Cerro Bayo property, $3.9 million at the Galena Mine. During 2002, the Company plans to expend $2.0 million at Kensington, $2.2 million for developmental activities at the Rochester mine, $2.0 million at the Galena mine and $2.5 million at Cerro Bayo.

     Realization of Net Operating Loss Carryforwards

               The Company has reviewed its net deferred tax asset, together with net operating loss carryforwards, and has not recognized potential tax benefits arising therefrom on the view that it is more likely than not that the deferred deductions and losses will not be realized in future years. In making this determination, the Company has considered the Company’s history of tax losses incurred since 1989, current gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

               The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

               The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company has historically sold silver and gold produced by our mines pursuant to forward contracts and at spot prices prevailing at the time of sale. Since 1999, we have not engaged in any silver hedging activities.

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

               All of the Company’s long-term debt at December 31, 2001, is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

               The following table summarizes the information at December 31, 2001 associated with the Company’s financial liabilities and financial instruments:

						Fair
						Value
	2002	2003	2004	2005	Total	12/31/01

Liabilities
Short and Long Term Debt	$23,171	$41,399	$66,270	$14,650	$145,490	$71,643
Fixed Rate	8.629%	8.849%	7.007%	7.25%
Average Interest Rate
Derivative Financial Instruments
Gold Forward Sales – USD
Ounces	7,500	—	—	—	7,500	$89
Price Per Ounce	$288.31	—	—	—
Gold Call Options Sold – USD(1)
Ounces	—	—	—	24,640	24,640	$(213)
Price Per Ounce	$—	$—	$—	$346.46

(1)	The call options sold have a knock-out provision whereby the calls will terminate if gold trades below $300 per ounce after December 27, 2002.

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

Chairman of the Board of Coeur d’Alene Mines Corporation since May 1992; President since December 1980; Chief Executive Officer since December 1986; Chief Administrative Officer from December 1980 to December 1986; Secretary from January 1980 to December 1980; Senior Vice President and General Counsel from 1978 to 1980. Member of the Board of Directors and Vice Chairman of the Audit Committee of Sierra Pacific Resources (a public utility holding company)

Joseph C. Bennett	69	1981

Private investor and managing partner of family investment and mineral royalty partnership. Director of Equity Oil Company

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

Of Counsel, Givens & Pursley; Consultant to the Washington, D.C. consulting firm of McClure, Gerard & Neuenschwander, Inc.; United States Senator from Idaho from 1972 to 1990; former Chairman of the Senate Energy and Natural Resources Committee

Directors of the Company	Age	Director Since

Cecil D. Andrus	70	1995

Governor of Idaho (1971 – 1977 and 1987 – 1995); Secretary of the Department of the Interior (1977-1981). Director of Albertson’s Inc. (a nation-wide grocery retail chain), Key Corp. (commercial banking) and RENTRAK (a video cassette leasing company). Chairman of the Andrus Center for Public Policy at Boise State University; “Of Counsel” member of the Gallatin Group (a policy consulting firm)

John H. Robinson	51	1998

Executive Director of Amey PLC a (business support service) since April 1, 2000. Vice Chairman of Black & Veatch, an international engineering and construction firm, from January 1999 to March 2000; Chief Development Officer of that company from 1997 – 1998 and Managing Partner from 1996 – 1999; Chairman of Black and Veatch U.K., Ltd and President of Black & Veatch International from 1994 to March 2000. Member of the Board of Directors of Alliance Resource Partners LP (coal mining) and Protection One Inc. (security alarm monitoring services)

Robert E. Mellor	58	1999

Chief Executive Officer and President of Building Materials Holding Corporation (distribution, manufacturing and sales of building materials and component products) since 1997, director since 1991; Of Counsel, Gibson, Dunn & Crutcher, LLP, 1991 – 1997. Member of the Board of Directors of The Ryland Group, Inc. (national residential home builder)

Timothy R. Winterer	65	1998

President and Chief Operating Officer of Western Oil Sands since February 2000. President and Chief Executive Officer of BHP World Minerals Corporation (international resources company) from 1997 to 1998; Group General Manager and Executive Vice President, BHP World Minerals (1996 – 1997); Senior Vice President and Group General Manager, BHP World Minerals (1992 – 1996); Senior Vice President, Operations International Minerals, BHP Minerals (1985 – 1992); Executive Vice President, Utah Development Company (1981 – 1985)

Directors of the Company	Age	Director Since

Xavier Garcia de Quevedo Topete	55	1999

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

Managing Director for Administration and Finance of Grupo Mexico S.A. DE C.V. since 1994; Alternate Director of Grupo Mexico since 1998; Managing Director of Mexicana De Cobre, S.A. DE C.V., 1986 – 1993; Director, Vice President and Chief Financial Officer of Asarco Incorporated since 1999; Director and Vice President of Finance of Southern Peru Copper Corporation since 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities ownership occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2001 were timely filed.

Executive Officers of the Company

               Information regarding the Company’s executive officers is set forth under Item 4A of this Form 10-K.

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

Summary Compensation Table

					Long-Term Compensation

	Annual Compensation				Awards		Payouts

					LTPS
					Common	Shares
				Other Annual	Stock	Underlying	LTPSP	All Other
Name and Principal		Salary	Bonus	Compensation	Award	Options	Payouts	Compensation
Position	Year	($)	($)(1)	($)(2)	(#Sh)(3)	(#Sh)(4)	($)(5)	($)(6)

Dennis E. Wheeler	2001	$485,658	$212,916	—	—	229,090	—	$35,668
Chairman, President	2000	465,167	100,625	—	3,427	—	$2,143	59,551
Chief Executive Officer	1999	426,399	394,281	—	4,438	75,364	9,615	43,585

Geoffrey A. Burns	2001	210,739	65,243	—	—	—	—	16,657
Senior Vice President	2000	199,606	28,583	—	—	—	—	19,512
Chief Financial Officer	1999	141,100	106,144	—	—	—	—	3,664

Robert Martinez(7)	2001	288,241	94,060	—	—	20,429	—	24,892
Senior Vice President	2000	252,423	35,844	—	279	—	174	27,179
Chief Operating Officer	1999	249,124	181,200	—	363	25,500	784	21,214

Dieter A. Krewedl	2001	193,318	46,612	—	—	—	—	15,674
Senior Vice President	2000	169,790	21,656	—	—	—	—	17,316
Exploration	1999	149,240	79,388	—	—	—	—	4,797

James K. Duff	2001	175,895	31,875	—	—	8,031	—	14,423
Vice President	2000	178,625	15,938	—	209	—	130	17,817
Business Development	1999	157,578	84,375	—	—	7,221	—	13,972

(1)	Annual incentive payments under the AIP are paid in cash and based on target award levels established by the Compensation Committee at the beginning of each annual performance period and vary depending upon each participant’s responsibilities and base salary. Awards under the AIP are paid after the annual performance period and vary from 0% to 200% of the targets based on actual performance. During 1999 and 2000, 75% of the award value was based on our company’s overall financial performance and 25% was based on the participant’s individual performance. During 2001, 50% of the award value was based on our Company’s overall financial performance and 50% was based on the participant’s individual performance. Financial objectives underlying the measurement of our company’s performance include both total asset growth and cash flow return on total assets. The amounts reported above for 1999 and 2000 were paid in March 2000 and May 2001, respectively. The amounts reported above for 2001 were paid in March, 2002.

(2)	Does not report perquisites amounting to less than the lesser of $50,000 or 10% of total salary and bonus.

(3)	Shares of common stock awarded under the LTPSP are issued upon completion of a four-year performance period after the date of grant. Prior to 1993, the executive compensation program provided for annual awards of restricted stock that vested over a four-year period. Commencing in 1993, awards are paid in shares of common stock and cash in amounts that are not determinable until completion of a four-year award cycle. The aggregate number and market value (based on the $0.80 per share closing price of the shares on the New York Stock Exchange on December 31, 2001) of the restricted shares of common stock granted pursuant to the LTPSP prior to 1993 and held by the above executive officers at December 31, 2001 were as follows: Dennis E. Wheeler – 27,774 shares ($22,291.20) and Robert Martinez – 4,173 shares ($3,338.40).

(4)	Reports the number of shares underlying nonqualified options and incentive stock options granted under the LTIP with respect to each of the respective years. The options granted with respect to 1999 performance were granted in March 2000, respectively. No options have been granted with respect to 2001 performance.

(5)	Reports cash payouts (not awards) under the LTPSP. Payments are made under the LTPSP after the end of the four-year performance period after award. The above reported payments relate to awards made in 1998 and are based on the performance period ending December 31, 2001. No long-term incentive plan awards have been made under the LTPSP with respect to services rendered in 2001.

(6)	Includes contributions to the Defined Contribution and 401(k) Retirement Plan (the “Retirement Plan”) and amounts credited to our Supplemental Retirement Plan. All full-time employees participate in the Retirement Plan. The amount of our annual contribution is determined annually by the Board of Directors and may not exceed 15% of the participants’ aggregate compensation; however for the years 1999, 2000 and 2001, the contribution was 5%. In addition, the Retirement Plan provides for an Employee Savings Plan which allows each employee to contribute up to 16% of compensation, subject to a maximum contribution of $10,500. We contribute an amount equal to 50% of the first 6% of any such contributed amount. Accrued benefits under the Retirement Plan are fully vested after five years of employment. Retirement benefits under the Retirement Plan are based on a participant’s investment fund account upon retirement, the participant’s age and the form of benefit payment elected by the participant. We maintain the Supplemental Retirement Plan for our executive officers. Under the Supplemental Retirement Plan, an amount is accrued that equals the portion of the contribution to the Retirement Plan that is restricted due to restrictions under ERISA. In 2001, Messrs. Wheeler, Martinez, Krewedl, Duff and Burns were credited with company contributions of $13,600, $13,600, $13,600 $13,600, and $13,600, respectively, under the Retirement Plan. In 2001, Messrs. Wheeler, Martinez, Krewedl, Duff and Burns credited with $20,805, $11,191, $1,964, $803, and $3,040, respectively, pursuant to the Supplemental Retirement Plan. The amounts of all other compensation reported in the above table also include “above-market” interest earnings on deferred compensation that is accrued under our Supplemental Retirement Plan. “Above-market” interest earnings on deferred compensation is the excess of such interest over 120% of the applicable federal long-term rate, with compounding, as prescribed under the Internal Revenue Code. In 2001, the amounts of above-market interest earnings accrued for the benefit of Messrs. Wheeler, Martinez, Krewedl, Duff and Burns, amounted to $1,262.41, $100.67, $10.03, 19.27 and $17.04, respectively.

(7)	Prior to his appointment as Senior Vice President – Chief Operating Officer on May 15, 1998, Mr. Martinez had served as Vice President – Operations from April 1, 1997 to May 15, 1998.

               The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted under the LTIP in December 2001 and their potential realizable values. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option. Also set forth is the amount of the increases in the value of all of the Company’s outstanding shares of Common Stock that would be realized in the event of such annual rates of stock price appreciation. All of the reported grants were made in connection with an option exchange program which was approved by the Board of Directors and its Compensation Committee on May 8, 2001, and was extended to the four persons employed by the Company that held fully-vested options that had been granted to them between 1992 and 1997. The options entitled the holders to purchase an aggregate of 268,861 shares at exercise prices ranging from $13.125 to $20.875 per share during the ten-year period following grant. Pursuant to the option exchange program, on May 15, 2001, the four persons were extended the right prior to June 15, 2001 to tender and have cancelled their options granted between 1992 and 1997 and have a new option granted in exchange therefore on December 17, 2001 (which is six months and one day after June 15, 2001). Each of the four persons exercised their right and new, fully-vested options exercisable for a ten-year period were granted to them on December 17, 2001 at an exercise price equal to the market value of the common stock on that date.

Option Grants Table

				Potential Realizable Value at
				Assumed Annual Rates of Stock
	Individual Grants			Price Appreciation or Option Term(4)

	Number of	% of Total
	Shares	Options
	Underlying	Granted to
	Options	Employees	Exercise
	Granted	in Fiscal	Price	Expiration
Name	(#)(1)	Year(2)	($/SH)(3)	Date	0%($)	5%($)	10%($)

Dennis E. Wheeler	229,090	85.2	$0.74	12/17/11	$0	$107,672	$270,326
Robert Martinez(7)	20,429	7.6	0.74	12/17/11	0	9,602	24,106
James K. Duff	8,031	3.0	0.74	12/17/11	0	3,775	9,477
All Shareholders(5)					0	126,365	317,256
Named Executive Officers’ Gains as a % of All Shareholder Gains					0	.45%	.45%

(1)	The options include nonqualified and incentive stock options that were fully-vested upon the date of grant.

(2)	Based on options for a total of 268,861 shares granted to four persons.

(3)	The exercise price is equal to the closing sale price of the common stock reported on the New York Stock Exchange on the date of grant of the option.

(4)	The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company’s Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company’s Common Stock, overall stock market conditions, and the optionee’s continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

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

Aggregate Option Exercises and Fiscal Year-End Option Value Table

					Value of
					Unexercised
			Number of Shares		IN-THE-MONEY
			Underlying Unexercised		Options at
			Options at FY-End		FY-End
	Shares Acquired		(#)		($)(1)
	on Exercise	Value			Exercisable/
Name	(#)	Realized($)	Exercisable	Unexercisable	Unexercisable

Dennis E. Wheeler	—	—	286,205	84,802	$13,745
Robert Martinez	—	—	40,696	29,333	1,226
Geoffrey A. Burns	—	—	4,914	14,742	0
Dieter A. Krewedl	—	—	4,983	7,596	0
James K. Duff	—	—	12,507	7,394	482

(1)	Market value of underlying securities at exercise or year-end, minus the exercise price.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information, as of March 29, 2002, concerning the beneficial ownership of our common stock by shareholders known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, by each of the nominees for election as directors, and by all of our directors/nominees and executive officers as a group:

	Shares
	Beneficially		Percent of
	Owned		Outstanding

Asarco Incorporated(1)	7,175,000		12.55
Dennis E. Wheeler	479,438	(2)(3)	.85
Joseph C. Bennett	20,792	(2)(3)	*
James J. Curran	104,597	(2)(3)	.18
James A. McClure	16,433	(3)	*
Cecil D. Andrus	16,186	(3)	*
John H. Robinson	14,281	(3)	*
Robert E. Mellor	13,332	(3)	*
Timothy R. Winterer	27,464	(3)	*
Daniel Tellechea Salido	12,127	(3)(4)	*
Xavier Garcia de Quevedo Topete	12,127	(3)(4)	*
All executive officers and nominees for director as a group (18 persons)	939,212		1.65

(*) Holding constitutes less than .10% of the outstanding shares.

(1)	Asarco Incorporated is primarily engaged in the mining and production of copper and is a wholly-owned subsidiary of Grupo Mexico, S.A. de C.V., a copper and precious metals mining company headquartered in Mexico. The address of Asarco Incorporated is 1150 N. 17th Avenue, Tucson, AZ 85703-0747.

(2)	Individual shares investment and voting powers over certain of his shares with his wife. The other directors have sole investment and voting power over their shares.

(3)	Holding includes the following shares which may be acquired upon the exercise of exercisable options outstanding under our Long-Term Incentive Plan or Non-Employee Directors’ Stock Option Plan: Dennis E. Wheeler – 422,700 shares; Joseph C. Bennett – 17,792 shares; James J. Curran – 104,497 shares; James A. McClure – 16,083 shares; Cecil D. Andrus – 16,086 shares; John H. Robinson – 14,181 shares; Robert E. Mellor – 13,232 shares; Timothy R. Winterer – 26,464 shares; Daniel T. Salido – 12,127 shares; Xavier G. de Q. Topete – 12,127 shares; and all executive officers and directors as a group – 872,230 shares.

(4)	Daniel T. Salido and Xavier G. de Q. Topete are designees of Grupo Mexico, S.A. de C.V., a Mexican copper mining company that is the parent of Asarco Incorporated.

Item 13. Certain Relationships and Related Transactions

               Not applicable.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – December 31, 2000 and 2001.

     Consolidated Statements of Operations – Years Ended December 31, 1999, 2000 and 2001.

     Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 1999, 2000 and 2001.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

Notes to Consolidated Financial Statements.

(b)	Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(c)	Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	-	Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(b)	-	Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(c)	-	Certificate of Designations, Powers and Preferences of the Series A Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 25, 1989 (Incorporated by reference to Exhibit 4(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.)

3(d)	-	Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4(a)	-	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174).)

4(b)	-	Indenture, dated as of June 10, 1987, between the Registrant and Citibank, N.A., as Trustee, relating to the Registrant’s 6% Convertible Subordinated Debentures Due 2002. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated June 10, 1987.)

4(c)	-	Form of Indenture, dated as of October 15, 1997, between the Registrant and Bankers Trust Company, as Trustee, relating to the Registrant’s 7 1/4% Convertible Subordinated Debentures due 2005. (Incorporated herein by reference to Exhibit No. 4 to the Registrant’s Current Report on Form 8-K filed on October 16, 1997.)

4(d)	-	Indenture, dated as of January 26, 1994, between the Registrant and Bankers Trust Company relating to the Registrant’s 6 3/8% Convertible Subordinated Debentures Due 2004. (Incorporated herein by reference to Exhibit 10(gg) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

4(e)	-	Form of Indenture, dated as of August 1, 2001, between the Registrant and The Bank of New York, as Trustee, relating to the Registrant’s 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003. (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10(a)	-	Executive Compensation Program. (Incorporated herein by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.)*

*	Management contract or compensatory plan.

10(b)	-	Lease agreement, dated as of October 10, 1986, between Manufacturers Hanover Commercial Corporation and Coeur-Rochester, Inc. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K, dated October 10, 1986.)

10(c)	-	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(d)	-	Refining Agreement dated January 24, 1994, between the Registrant and Handy & Harman. (Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(e)	-	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(f)	-	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(g)	-	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

10(h)	-	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(i)	-	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(j)	-	Supplemental Retirement and Deferred Compensation Plan, dated January 1, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(kk) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

*	Management contract or compensatory plan.

10(k)	-	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(l)	-	Non-employee Directors’ Retirement Plan effective as of March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(m)	-	Extension of Employment and Severance Agreement between the Registrant and Dennis E. Wheeler, dated June 28, 1994. (Incorporated by reference to Exhibit 10 (nn) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(n)	-	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(o)	-	Option Agreement of October 24, 1994 between Compania Minera El Bronce and CDE Chilean Mining Corporation. (Incorporated by reference to Exhibit 10(qq) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10(p)	-	Limited Recourse Project Financing Agreement, dated April 19, 1995, between the Registrant and N.M. Rothschild & Sons, Ltd. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(q)	-	Venture Termination and Asset Purchase Agreement, dated as of June 30, 1995, among Coeur Alaska, Inc., Echo Bay Alaska, Inc. and Echo Bay Exploration, Inc. (Incorporated herein by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 7, 1995.)

10(r)	-	Form of Offer, dated January 29, 1996, by the Registrant to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported – December 21, 1995).)

10(s)	-	Part A Statement of the Registrant relating to its offer to acquire all the ordinary shares of Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported – December 21, 1995).)

10(t)	-	Call Option Agreement Over Shares, dated December 20, 1995, between the Registrant and Ioma Pty Ltd. (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s Current Report on Form 8-K filed January 31, 1996 (date of earliest event reported – December 21, 1995).)

10(u)	-	Agreement for the Purchase and Sale of Shares, dated August 30, 1996, by Compania Minera El Bronce to CDE Chilean Mining Corporation and Coeur d’Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported – September 4, 1996).)

10(v)	-	Amendment, dated August 30, 1996, to Purchase and Sale, Cancellation and Receipt of Payment of Purchase Sale Installments and Release of Mortgage, Chattel Mortgages and Prohibitions between Compania Minera El Bronce and Compania Minera CDE El Bronce. (Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Current Report on Form 8-K filed November 5, 1996 (date of earliest event reported – September 4, 1996).)

10(w)	-	Loan Agreement, dated as of December 23, 1996, among the Registrant (as the Borrower), NM Rothschild & Sons Limited and Bayerische Vereinsbank AG (as the Banks) and NM Rothschild & Sons Limited (as the Agent for the Banks). (Incorporated herein by reference to Exhibit 10(kk) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10(x)	-	Mining Lease, effective as of June 1, 1997, between Silver Valley Resources and American Silver Mining Company. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(y)	-	Mining Lease, effective as of April 23, 1996, between Silver Valley Resources Corporation and Sterling Mining Company. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(z)	-	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Silver Buckle Mines, Inc. (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(aa)	-	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Placer Creek Mining Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(bb)	-	Agreement for Sale and Issuance of Shares, dated May 7, 1997, among Sons of Gwalia Ltd, Burmine Investments Pty Limited, Orion Resources NL and Coeur Australia Pty Ltd. (Incorporated herein by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(cc)	-	Letter agreement, dated May 7, 1997, between the Registrant and Sons of Gwalia Ltd. (Incorporated herein by reference to Exhibit 10(qq) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(dd)	-	Shareholders Agreement, dated May 7, 1997, among Sons of Gwalia Ltd., Burmine Investments Pty Ltd., Orion Resources NL, Coeur Australia Pty Ltd. and Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(rr) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(ee)	-	Management Services Agreement, dated May 7, 1997, among Sons of Gwalia Ltd., Coeur Australia Pty Ltd. and Gasgoyne Gold Mines NL. (Incorporated herein by reference to Exhibit 10(ss) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10(ff)	-	Amended and Restated Transaction Agreement by and between Asarco Incorporated and Coeur d’Alene Mines Corporation, dated May 13, 1999 and amended and restated as of June 22, 1999. (Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement, dated July 28, 1999, used in connection with the Registrant’s Annual Meeting of Shareholders held on September 8, 1999.)

10(gg)	-	Shareholder Agreement (dated as of September 9, 1999) by and between Asarco Incorporated and Coeur d’Alene Mines Corporation. (Incorporated herein by reference to Exhibit B to the Registrant’s Proxy Statement, dated July 28, 1999, used in connection with the Registrant’s Annual Meeting of Shareholders held on September 8, 1999.)

10(hh)	-	Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (Dennis E. Wheeler - March 30, 1989, Robert Martinez – March 30, 1989, Geoffrey A. Burns - March 23, 1999, Gary W. Banbury – March 19, 1998, James K. Duff – March 17, 1997, Dieter A. Krewedl – October 29, 1998, Troy Fierro – November 11, 2001, Wayne L. Vincent – October 29, 1998 and James N. Meek – March 11, 1999). (Previously filed.)

10(ii)	-	Employment agreement, dated as of October 12, 2001, between the Registrant and Robert Martinez. (Previously filed.)

10(jj)	-	Employment agreement, dated as of October 12, 2001, between the Registrant and Dieter Krewedl. (Previously filed.)

10(kk)	-	Employment agreement, dated as of October 12, 2001, between the Registrant and Gary W. Banbury. (Previously filed.)

21	-	List of subsidiaries of the Registrant. (Previously filed.)

23	-	Consent of Arthur Andersen LLP. (Previously filed.)

99.1	-	Letter, dated March 28, 2002, from Registrant to SEC. (Previously filed.)

(d)	Independent auditors’ reports are included herein as follows:

     Coeur d’Alene Mines Corporation

     Report of Arthur Andersen LLP at December 31, 2001 and for each of the three years in the period ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation (Registrant)

Date: July 25, 2002	By	/s/ GEOFFREY A. BURNS

Geoffrey A. Burns (Vice President and Chief Financial Officer)

ANNUAL REPORT ON FORM 10-K

Item 8, Item 14(a), and Item 14(d)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation (an Idaho corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant portion of its convertible debentures that need to be repaid or refinanced in June 2002 and declining amounts of cash and cash equivalents and unrestricted short-term investments, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans to address these matters are also described in Note C.

/s/ Arthur Andersen LLP

Denver, Colorado,
        February 15, 2002.

CONSOLIDATED BALANCE SHEETS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,

	2001	2000

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,714	$35,227
Short-term investments	3,437	7,915
Restricted short-term investments	11,219	10,429
Receivables, net	5,902	9,710
Inventories	46,286	54,979

	81,558	118,260
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	99,096	97,996
Less accumulated depreciation	(63,017)	(61,256)

	36,079	36,740
MINING PROPERTIES
Operational mining properties	116,852	113,409
Less accumulated depletion	(79,697)	(71,225)

	37,155	42,184
Developmental properties	46,685	51,800

	83,840	93,984
OTHER ASSETS
Investment in unconsolidated affiliate	—	15,264
Debt issuance costs, net	3,262	3,621
Other	5,641	3,508

	8,903	22,393

TOTAL ASSETS	$210,380	$271,377

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,

	2001	2000

	(In Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,721	$4,073
Accrued liabilities	5,503	9,799
Accrued interest payable	2,720	4,474
Accrued salaries and wages	4,542	5,723
Current portion of remediation costs	2,058	1,209
6% Convertible Subordinated Debentures due June 2002	23,171	—

	41,715	25,278
LONG-TERM LIABILITIES
6% Convertible Subordinated Debentures due June 2002	—	26,511
13 3/8% Convertible Senior Subordinated Notes due December 2003	41,399	—
6 3/8% Convertible Subordinated Debentures due January 2004	66,270	92,820
7 1/4% Convertible Subordinated Debentures due October 2005	14,650	85,238
Reclamation and mine closure	14,462	17,284
Other long-term liabilities	5,096	6,806

	141,877	228,659
COMMITMENTS AND CONTINGENCIES
(See Notes K, L, M, N, O and R)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share – authorized 125,000,000 shares, issued 49,278,232 and 38,109,279 in 2001 and 2000 (1,059,211 shares held in treasury)	49,278	38,109
Additional paid in capital	388,050	387,625
Accumulated deficit	(397,999)	(394,932)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income (loss)	649	(172)

	26,788	17,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,380	$271,377

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	12 Months Ended December 31,

	2001	2000	1999

	(In Thousands, except per share data)
REVENUES
Sales of metal	$69,200	$93,174	$86,318
Earnings (loss) from unconsolidated affiliate	—	1,103	(1,096)
Interest and other	2,712	6,929	23,724

Total revenues	71,912	101,206	108,946
COSTS AND EXPENSES
Production	69,149	86,661	66,896
Depreciation and depletion	11,347	20,785	19,620
Administrative and general	8,714	9,714	9,281
Exploration	6,362	6,737	7,170
Pre-feasibility	3,684	2,675	1,348
Interest	14,592	16,999	16,408
Write-down of mining properties and other	9,354	21,236	20,204

Total cost and expenses	123,202	164,807	140,927

NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(51,290)	(63,601)	(31,981)
Income tax (provision) benefit	6	(348)	(332)

LOSS BEFORE EXTRAORDINARY ITEM	(51,284)	(63,949)	(32,313)
Extraordinary item – gain on exchange and early retirement of debt	48,217	16,136	3,990

NET LOSS	(3,067)	(47,813)	(28,323)

Unrealized holding gain (loss) on securities	821	(297)	288

COMPREHENSIVE LOSS	$(2,246)	$(48,110)	$(28,035)

NET LOSS	$(3,067)	$(47,813)	$(28,323)
Preferred stock dividends	—	(2,180)	(10,532)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,067)	$(49,993)	$(38,855)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock	41,946	35,439	24,185

Loss before extraordinary item	$(1.22)	$(1.87)	$(1.77)
Extraordinary item – gain on exchange and early retirement of debt	1.15	.46	.16

Net loss per common share	$(0.07)	$(1.41)	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	For Years Ended December 31, 2001, 2000 and 1999

	(In Thousands)

						Accumulated
	Preferred					Other
	Stock	Common	Additional	Accumulated	Shares Held in	Comprehensive
	(MARCS)	Stock	Paid In Capital	Deficit	Treasury	Income (Loss)	Total

Balances at December 31, 1998	$7,078	$22,958	$379,180	$(318,796)	$(13,190)	$(163)	$77,067
Net Loss	—	—	—	(28,323)	—	—	(28,323)
Unrealized Gain on Marketable Securities	—	—	—	—	—	288	288
Cash Dividends	—	—	(10,532)	—	—	—	(10,532)
Stock Issued for Purchase of Asarco Assets	—	7,125	21,820	—	—	—	28,945
Stock Issued for Purchase of Nevada-Packard Property	—	155	515	—	—	—	670
Other	—	2	48	—	—	—	50

Balances at December 31, 1999	7,078	30,240	391,031	(347,119)	(13,190)	125	68,165
Net Loss	—	—	—	(47,813)	—	—	(47,813)
Unrealized Loss on Marketable Securities	—	—	—	—	—	(297)	(297)
Cash Dividends	—	—	(2,633)	—	—	—	(2,633)
Stock Issued for MARCS Conversion	(7,078)	7,863	(785)	—	—	—	—
Other	—	6	12	—	—	—	18

Balance at December 31, 2000	—	38,109	387,625	(394,932)	(13,190)	(172)	17,440
Net Loss	—	—	—	(3,067)	—	—	(3,067)
Unrealized Gain on Marketable Securities	—	—	—	—	—	821	821
Conversions of Convertible Subordinated Debentures to Common stock	—	1,697	468	—	—	—	2,165
Repurchases of Convertible Subordinated Debentures to Common stock	—	6,045	871	—	—	—	6,916
Interest on Convertible Senior Subordinated Notes paid in Common stock	—	3,422	(913)	—	—	—	2,509
Other	—	5	(1)	—	—	—	4

Balances at December 31, 2001	$—	$49,278	$388,050	$(397,999)	$(13,190)	$649	$26,788

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	12 Months Ended
	December 31,

	2001	2000	1999

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,067)	$(47,813)	$(28,323)
Add (deduct) noncash items:
Depreciation and depletion	11,347	20,785	19,620
Gain on early retirement of Convertible Subordinated Debentures	(48,217)	(16,136)	(3,990)
Interest expense on Convertible Senior Subordinated Notes paid in Common Stock	2,868	—	—
Loss on write down of Handy & Harmon inventory	1,354	—	—
Other charges	1,780	6,272	2,079
Write-down of mining properties	6,087	12,207	18,685
Undistributed (gain) loss on investment in unconsolidated affiliate	—	(1,103)	1,096
Unrealized (gain) loss on written call options	(526)	(4,069)	4,302
(Gain) loss on sale of short-term investment	(431)	2,304	—
Changes in Operating Assets and Liabilities:
Receivables	3,807	5,666	225
Inventories	4,616	(1,210)	(7,377)
Accounts payable and accrued liabilities	(9,514)	(709)	(3,370)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29,896)	(23,806)	2,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,256)	(12,703)	(22,507)
Proceeds from sales of short-term investments	6,195	15,220	9,746
Investment in unconsolidated affiliate	—	380	(396)
Proceeds from sale of assets	14,857	768	986
Expenditures on mining assets	(6,956)	(13,653)	(14,935)
Other	(208)	(38)	967

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,632	(10,026)	(26,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(743)	(14,869)	(6,089)
Payment of cash dividends on MARCS Preferred Stock	—	(2,633)	(10,532)
Debt issuance costs	(2,204)	—	—
Other	(302)	(374)	(587)

CASH USED IN FINANCING ACTIVITIES:	(3,249)	(17,876)	(17,208)

DECREASE IN CASH AND CASH EQUIVALENTS	(20,513)	(51,708)	(40,400)
Cash and cash equivalents at beginning of period	35,227	86,935	127,335

Cash and cash equivalents at end of period	$14,714	$35,227	$86,935

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE A—BUSINESS OF COEUR D’ALENE MINES CORPORATION

     Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska) and South America (Bolivia and Chile).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States, Canada and Australia with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to investment of its cash and cash equivalents.

     Short-term Investments: Short-term investments principally consist of highly-liquid United States and foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income (loss).

     Inventories: Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred to place such ores into production, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in this valuation is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and doré inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

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

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, all assets at a particular mine are used together to generate cash flow. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have material effect on the Company’s financial position and results of operations (see note D).

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that established a single accounting model, based on the framework of SFAS No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”), for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact upon adoption.

     Reclamation and Remediation Costs: Estimated future costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the unit-of-production method. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and change the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the live of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

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

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The adoption of SFAS No. 133 by the Company on January 1, 2001 did not have a material affect to the consolidated financial statements of the Company.

     Income Taxes: The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or asset for the Company as of the end of the year, as measured by the statutory tax rates in effect as enacted. The Company derives its deferred income tax charge or benefit by recording the change in the net deferred income tax liability or asset balance for the year.

     The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets that it believes will more likely than not fail to be realized.

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

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C—LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had outstanding $23.2 million principal amount of its 6% Convertible Subordinated Debentures (the “6% Debentures”) which mature on June 10, 2002. The Company’s cash and cash equivalents and short-term investments at December 31, 2001 totaled approximately $18.2 million.

     The Company is endeavoring to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures in order to be able to fund the payment due on June 10, 2002 by:

•	Effecting additional private exchange transactions under which either common stock or 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “13-3/8% Notes”) will be exchanged for outstanding 6% Debentures;

•	The placement of bank debt to fund the start up of, or the sale of an equity interest in, the Company’s Cerro Bayo Mine in southern Chile; and/or

•	The private sale of other debt or equity securities.

•	The potential sale of certain assets of the Company.

     The Company presently plans to complete one or more of the above transactions prior to June 10, 2002. The Company believes that cash flows from mining operations plus completing one or more of the above mentioned transactions would enable the Company to fund the retirement of maturing 6% Debentures on June 10, 2002 and other anticipated capital expenditures required during the balance of 2002. However, no assurance can be given that the Company will be able to increase its liquidity and/or further reduce the principal amount of its outstanding 6% Debentures. The Company’s liquidity will be adversely affected if such transactions are not effected on satisfactory terms. If the Company fails to pay the principal amount of the 6% Debentures on their maturity when due, such failure will be deemed to be an event of default under the Indenture relating to the 6% Debentures and entitle the trustee to declare the 6% Debentures to be immediately due and payable. Furthermore, such a default also would constitute an event of default under the Indentures relating to the 13-3/8% Notes, 6-3/8% Debentures and 7-1/4% Debentures, which could cause these Notes or Debentures to be immediately due and payable.

     The Company has also suffered recurring losses and has seen its available cash balances decline as a result of cash used in operations. Management expects such losses to continue unless mineral prices increase. Cash costs of production were reduced at the Company’s primary silver mines this year and management expects to continue to focus efforts on overall cost reduction at the mine sites and in corporate activities. The Company has also estimated that it expects to spend approximately $6.8 million on capital improvements during the next year, some of which is discretionary and could be reduced, if necessary. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The current situation raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Failure to achieve the necessary debt exchanges, financing and/or cost reductions could cause the Company to seek relief under Chapter 11 of the Bankruptcy Code.

NOTE D-SUBSEQUENT EVENTS — Unaudited

Agreement to acquire the Martha Mine

     In February 2002, the Company reached agreements in principle to fully acquire the Martha high-grade underground silver mine and other silver exploration properties located in Argentina, approximately 270 miles east of the Company’s Cerro Bayo mine, and to make a strategic investment in Yamana Resources Inc. (“Yamana”), a mining company with holdings in Argentina.

Exchanges and Conversions of Convertible Subordinated Debentures

     During the period from January 1, 2002 through March 22, 2002, the Company has negotiated the exchange of $3.4 million principal amount of the 6% Convertible Subordinated Debentures due June 2002 for 3.4 million shares of the Company’s common stock.

     In addition, during the period from January 1, 2002 through March 22, 2002, $5.7 million principal amount of the 13-3/8% Convertible Senior Subordinated Notes due 2003 were converted at the option of the holders into 5.1 million shares of common stock.

NOTE E—SFAS NO. 121 IMPAIRMENT REVIEWS

     During the fourth quarter of 2001, the Company performed impairment reviews on all its' operational and development properties in accordance with its policies. Undiscounted estimated future cash flows and/or fair market value assessments, using long-term price assumptions starting at $4.50 and increasing to $5.50 per ounce of silver and $275, increasing to $300 per ounce for gold. The Company determined that its carrying amount for Kensington development property was impaired at December 31, 2001. As a result, the Company recorded an impairment loss of $6.1 million reducing the carrying value of the Kensington development property. Impairments were not indicated at the Company’s remaining investments in property, plant and equipment for all other operating and development properties as of December 31, 2001.

     During the fourth quarter of 2000, the Company also performed impairment reviews on all its’ operational and development properties. Undiscounted estimated future cash flows and/or fair market value assessments were determined using long-term price assumptions starting at $4.90 and increasing to $5.50 per ounce for silver and $275 and increasing to $300 per ounce for gold, the Company determined that its investments in property, plant and equipment for the operating and development properties were not impaired at December 31, 2000.

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

NOTE F—SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

     The amortized cost of available-for-sale securities is adjusted for premium and discount amortization. Such amortization is included in Other Income. The following is a summary of available-for-sale securities:

	Available-For-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

As of December 31, 2001
U.S. Corporate debt securities	$12,319	$—	$—	$12,319
Equity Securities	1,699	173	822	2,348

	$14,018	$173	$822	$14,667

As of December 31, 2000
U.S. Corporate debt securities	$15,529	$—	$—	$15,529
Equity Securities	3,000	174	2	2,828

	$18,529	$174	$2	$18,357

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

NOTE G—SHORT-TERM INVESTMENTS—RESTRICTED

     The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At December 31, 2001 and December 31, 2000, the Company had certificates of deposit under these agreements of $11.2 million and $10.4 million, respectively, restricted for this purpose.

NOTE H—INVENTORIES

     Inventories consist of the following:

	December 31,

	2000	2001

In-process and on leach pads	$39,794	$43,595
Concentrate and dore’ inventory	1,567	6,258
Supplies	4,925	5,126

	$46,286	$54,979

Long-term inventory in-process and on leach pads (included in other assets)	$2,725	$—

NOTE I—PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

	December 31,

	2000	2001

Land	$1,977	$2,040
Buildings and improvements	41,582	41,240
Machinery and equipment	55,537	54,546
Capital leases of equipment	—	170

	99,096	97,996
Accumulated depreciation	(63,017)	(61,256)

	$36,079	$36,740

     The Company has entered into various operating lease agreements which expire over a period of five years. Total rent expense charged to operations under these agreements was $3.2 million, $4.7 million and $4.0 million for 2001, 2000, 1999, respectively.

     Minimum lease payments under operating leases in effect through 2005 are as follows:

Year Ending
December 31,

2002	2,419
2003	1,833
2004	1,236
2005	125

$5,613

NOTE J — MINING PROPERTIES

	December 31,

	2001	2000

Capitalized costs for mining properties December 31, consist of the following:
Operational mining properties:
Rochester Mine, less accumulated depletion of $64,261 and $58,156	$15,646	$22,575
Coeur Silver Valley, less accumulated depletion of $14,434 and $12,344	16,145	16,021
Cerro Bayo Mine, less accumulated depletion of $0 and $195(1)	5,364	3,116
Petorca Mine, less accumulated depletion of $1,002 and $530	—	472
TOTAL OPERATIONAL MINING PROPERTIES	37,155	42,184
Developmental mining properties:
Kensington	24,983	28,047
San Bartolomé	18,825	18,850
Other	2,877	4,903

TOTAL DEVELOPMENTAL MINING PROPERTIES	46,685	51,800

TOTAL MINING PROPERTIES	$83,840	$93,984

(1)	Certain assets and their associated accumulated depreciation were written off during 2001.

Operational Mining Properties

     The Rochester Mine: The Company has conducted operations at the Rochester Mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product.

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

     San Bartolomé Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolomé project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolomé project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). As consideration for these JV/leases, production from San Bartolomé is subject to a royalty of 4% payable to the co-operatives and COMIBOL.

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

     Gasgoyne Gold Mines NL: On February 7, 2001, the Company sold its 50% shareholding in Gasgoyne Gold Mines NL of Australia (“Gasgoyne”) for A$28.1 million (US $15.6 million) in cash. Also included in the sale was Coeur’s share of Gasgoyne’s gold hedge position of approximately 90,000 ounces. The purchaser was Sons of Gwalia Ltd., an Australian corporation headquartered in Perth, Western Australia, who owned the other 50% interest in Gasgoyne.

     As a result of the transaction, the Company recorded a write-down of $12.2 million in December 2000, reflecting the excess of the carrying value of the Company’s Gasgoyne shares over the sale price.

NOTE K-LONG-TERM DEBT

Exchange Offer

     On June 29, 2001, the Company commenced an offer to exchange newly issued 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003 (“13-3/8% Notes”) for the Company’s outstanding 7-1/4% Convertible Subordinated Debentures due October 31, 2005 (“7-1/4% Debentures”), 6-3/8% Convertible Subordinated Debentures due January 31, 2004 (“6-3/8% Debentures”) and 6% Convertible Subordinated Debentures due June 10, 2002 (“6% Debentures”) (the “Exchange Offer”).

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

     The 13-3/8% Notes are senior in right of payment to the outstanding 7-1/4%, 6-3/8% and 6% Debentures. In addition, the 13-3/8% Notes are convertible into Coeur common stock at any time following the date of issuance on August 1, 2001, and prior to maturity. The Company can elect to pay interest in cash or stock at its sole discretion. The conversion price is $1.35 per share, subject to adjustment. At any time prior to December 31, 2003, the holders of the 13-3/8% Notes may elect to convert their notes to equity. The Company may elect to automatically convert the 13-3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company’s option, in common stock, equal to two full years of interest, less interest actually paid. The 13-3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

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

     In addition, the Company also offered for sale to holders of Coeur’s outstanding Debentures who participated in the Exchange Offer the right to purchase for cash additional 13-3/8% Notes (the “Cash Offer”). The Company sold $25,000 principal amount of 13-3/8% Notes in the Cash Offer.

     Net of offering costs, the Exchange Offer has reduced Coeur’s outstanding long-term debt by approximately $39.9 million and increased shareholders’ equity by approximately $38.6 million.

     In 2001, as a result of the Exchange Offer the Company recorded $39.2 million in extraordinary gain, net of offering costs. Subsequent to the Exchange Offer, $1.8 million of the 13-3/8% Notes were converted into approximately 1.7 million shares of common stock.

Additional Exchanges

     In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased, in aggregate, $11.0 million principal amount of its outstanding 7-1/4% Debentures due 2005 in exchange for 4,257,618 shares of the Company’s common stock. As a result of the transactions completed, the Company recorded an extraordinary gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of taxes.

     In the first quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Debentures due 2005 in exchange for 1,787,500 shares of the Company’s common stock. As a result of the repurchase, the Company recorded an extraordinary gain of approximately $3.0 million, net of taxes of zero, during the first quarter of 2001 on the reduction of its indebtedness. Repurchases were also made in 2000 and 1999.

     The share price used as consideration in all of these transactions was based upon market prices at the time of each respective transaction.

     The following table sets forth repurchases for each year in millions:

	Carrying	Repurchase	Issuance	Extraordinary
	Amount	Amount	Cost	Gain

2001:
7-1/4% Debentures	$16.0	$6.9	$.128	$9.0
2000:
6% Debentures	$9.1	$6.4	$.060	$1.8
6-3/8% Debentures	$.6	$.2	$.008	$.4
7-1/4% Debentures	$22.0	$7.5	$.600	$13.9
1999:
6% debentures	$10.2	$6.2	$.100	$4.0

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

	December 31, 2001		December 31, 2000

Convertible	Carrying	Fair	Carrying	Fair
Debentures	Value	Value	Value	Value

6% Debentures due 2002	$23,171	$14,366	$26,511	$16,238
13-3/8% Debentures due 2003	$41,399	$29,082	$—	$—
6-3/8% Debentures due 2004	$66,270	$23,360	$85,238	$24,549
7-1/4% Notes due 2005	$14,650	$4,835	$92,820	$26,454

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

Building Loan

     Under the terms of the Company’s building loan agreement with Wells Fargo bank the company agreed to have the terms of the building loan reviewed after a five year interval ending on December 4, 2001, at which time the terms could be renegotiated. Wells Fargo has chosen at this time not to renegotiate the loan making the entire amount of $1.3 million due on December 4, 2001. The bank has extended the Company some time to seek alternative financing and the company is in the process of doing so. During this time the company has continued to make payments to the bank under the original terms of the agreement and will continue to do so until alternative financing can be attained. As a result, the amount of $1.3 million has been included in current liabilities at December 31, 2001. The Company intends to have alternative financing in place shortly after the end of the first quarter. If the company is unable to find alternative financing the remaining amount of the loan will be paid to the bank.

NOTE L—INCOME TAXES

     The components of the provision for income taxes in the consolidated statements of operations are as follows:

	Years Ended December 31,

	2001	2000	1999

Current	$6	$(348)	$(332)
Deferred	—		—

Benefit (provision) for income tax	$6	$(348)	$(332)

     As of December 31, 2001, 2000 and 1999 the significant components of the Company’s net deferred tax liability were as follows:

	Years Ended December 31,

	2001	2000	1999

Deferred tax liabilities:
PP&E, net	$6,560	$7,051	$9,051

Total deferred tax liabilities	$6,560	$7,051	$9,051

Deferred tax assets:
Net operating loss carryforwards	$109,526	106,836	$101,505
AMT credit carryforwards	1,459	1,734	1,734
Business credit carryforwards	205	205	205

Total deferred tax assets	111,190	108,775	103,444
Mineral properties impairment	66,663	64,533	58,863
Unrealized hedging losses	1,443	1,730	1,626
Other	3,101	4,583	2,165
Valuation allowance for deferred tax assets	(175,837)	(172,570)	(157,047)

Net deferred tax assets	$6,560	$7,051	$9,051

Net deferred tax liabilities	$—	$—	$—

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

     A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31,

	2001	2000	1999

Tax benefit on continuing operations computed at statutory rates	35.0%	(35.0)%	(35.0)%
Tax effect of foreign affiliates’ statutory rates	59.1%	7.4%	11.6%
Percentage depletion	(238.5)%	(17.9)%	(21.2)%
Interest on foreign subsidiary debt	110.8%	11.5%	18.4%
Change in valuation allowance	16.5%	34.5%	25.7%
Non-deductible interest	81.8%	—	—
Other (net)	5.3%	.5%	1.6%

Effective tax rate	0.0%	1.0%	1.1%

     For tax purposes, as of December 31, 2001, the Company has operating loss carryforwards as follows, which expire in 2007 through 2020 for U.S. carryforwards. New Zealand, Australian and Chilean laws provide for indefinite carryforwards of net operating losses. Utilization of U.S. net operating losses may be subject to limitations due to potential changes in ownership.

		New
	U.S.	Zealand	Australia	Chile	Total

Regular losses	$153,600	$91,371	$2,494	$163,876	$411,341
AMT credits	1,459	—	—	—	1,459
General business credits	205	—	—	—	205

     The operating loss carryforwards by year of expiration are as follows:

Year of Expiration	Regular Tax

2007	$9,730
2008	10,417
2009	8,994
2011	72,146
2012	4,424
2019	35,975
2020	11,914

Total	$153,600

     As of December 31, 2001, Callahan Mining Corporation, a subsidiary, has net operating loss carryforwards of approximately $17.5 million which expire through 2006. The utilization of Callahan Mining Corporation’s net operating losses are subject to limitations.

NOTE M—SHAREHOLDERS’ EQUITY AND STOCK PLANS

     In 1996, the Company completed a public preferred stock offering of Mandatory Adjustable Redeemable Convertible Securities (“MARCS”). The Company issued 7,077,833 shares of MARCS which were offered at a public offering price of $21.25 per share. Net proceeds to the Company from the offering was $144.6 million. On March 15, 2000, Coeur made the final dividend payment of $2.6 million and the MARCS were mandatorily converted into common shares. Each outstanding MARCS was converted into 1.111 common shares of the Company. As a result of the conversion, the Company issued approximately 7.9 million common shares.

     On May 11, 1999, the Company’s shareholders adopted a new shareholder rights plan. The plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price per full preferred share ten thousand dollars. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of one cent ($0.01) per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2001 and 2000, there were a total of 48,219,021 and 37,050,068 outstanding rights which was equal to the net number of outstanding shares of common stock.

     The Company has an Annual Incentive Plan (the “Annual Plan”), a Long-Term Incentive Plan (the “Long-Term Plan”) and a Directors’ Plan (the “Directors’ Plan”). Benefits were payable in cash under the Annual Plan in 2001, 2000 and 1999.

     Under the Long-Term and Directors’ Plans, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant and (ii) performance units comprised of common stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 2001, options for 403,443 shares were issued under these plans. As of December 31, 2001 and 2000, nonqualified and incentive stock options to purchase 779,064 shares and 708,266 shares, respectively, were outstanding under the Long-Term Plan and the Directors’ Plans. The options are exercisable at prices ranging from $0.74 to $27.00 per share. In December 2000, the Board of Directors passed a resolution to request shareholders to authorize an additional 1,000,000 shares for issuance under these plans.

     The Company has a Non-Employee Directors’ Stock Option Plan (the “Plan”) under which 200,000 shares of Common Stock are authorized for issuance and which were approved by the shareholders in May 1995. In December 2000, the Board of Directors passed a resolution to put forward for shareholder approval the authorization of an additional 500,000 shares for issuance under the Plan. Under the Plan, options are granted only in lieu of an optionee’s foregone annual directors’ fees. As of December 31, 2001, 2000 and 1999, a total of 134,612, 46,691 and 25,917 options, respectively, had been granted in lieu of $0.1 million, $0.1 million and $0.1 million, respectively, of foregone directors’ fees.

     Total employee compensation expense charged to operations under these Plans were $0.7 million, $1.8 million, and $0.8 million for 2001, 2000, and 1999, respectively. A summary of the Company’s stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

			Weighted Average
		Weighted Average	Fair Value of
	Shares	Exercise Price	Options Granted

Stock options outstanding at January 1, 1999	441,842	$14.59
Issued	130,086	4.69	$3.51
Canceled/expired	(69,422)	12.60

Stock options outstanding at December 31, 1999	502,506	$11.99
Issued	233,294	3.52	$2.56
Canceled/expired	(27,534)	11.29

Stock options outstanding at December 31, 2000	708,266	$9.47
Issued	403,443	.81	$0.81
Canceled/expired	(332,645)	14.02

Stock options outstanding at December 31, 2001	779,064	$2.81

     Stock options exercisable at December 31, 2001, 2000 and 1999 were, 609,089, 366,602 and 283,987, respectively.

     The following table summarizes information for options currently outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	Outstanding	(Yrs.)	Exercise Price	Exercisable	Exercise Price

$0.740 to $1.000	403,443	9.67	$0.81	403,443	$0.81
$2.630 to $4.813	309,551	5.39	$3.96	148,651	$4.06
$6.110 to $27.000	66,070	5.88	$9.64	56,995	$10.21

	779,064	7.65	$2.81	609,089	$2.48

     As of December 31, 2001, 1,654,498 shares were available for future grants under these incentive Plans and 35,360,279 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

     SFAS No. 123, “Accounting for Stock-Based Compensation” establishes accounting and reporting standards for stock-based employee compensation plans and defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that expense over the vesting period. The Company has adopted the disclosure only provision of SFAS No. 123 and therefore continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company’s stock option plans. Had compensation expense been recognized based on the fair value at the date of the grant for the options awarded under the plans, unaudited pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Years Ended December 31,

	2001	2000	1999

Net loss attributable to Common shareholders	$(3,067)	$(49,993)	$(38,855)
Unaudited net loss pro forma	$(3,350)	$(50,321)	$(39,065)
Basic and diluted net loss per share as reported	$(0.07)	$(1.41)	$(1.61)
Unaudited basic and diluted net loss per share pro forma	$(0.08)	$(1.42)	$(1.62)

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

     The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set fourth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States Government.

     The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,

	2001	2000	1999

Service cost	$179	$152	$161
Interest cost	138	107	70
Expected return on plan assets	(121)	(76)	(38)
Amortization of prior service cost	31	31	—
Amortization of transitional obligation	—	—	—
Recognized actuarial loss	35	(14)	—

Net periodic benefit cost	$262	$200	$193

     The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,

	2001	2000	1999

Change in benefit obligation
Projected benefit obligation at Beginning of year	$1,350	$1,019	$1,040
Service cost	179	152	161
Interest cost	138	107	70
Plan amendments	—	353	—
Benefits paid	(56)	(33)	(21)
Actuarial loss (gain)	1,092	(248)	(231)

Projected benefit obligation at end of year	$2,703	$1,350	$1,019

Change in plan assets
Fair value of plan assets at Beginning of year	$1,215	$760	$454
Actual return on plan assets	(106)	(5)	77
Plan amendment	—	—	—
Employer contributions	591	493	250
Benefits paid	(56)	(33)	(21)
Administrative expenses	—	—	—

Fair value of plan assets at end of year	$1,644	$1,215	$760

Reconciliation of funded status
Funded status	$(1,059)	$(135)	$(259)
Unrecognized actuarial gain	1,379	(422)	—
Unrecognized transition obligation	—	—	—
Unrecognized prior service cost	367	321)	(270)

Net amount of asset (liability) reflected in consolidated balance sheet	$687	$(236)	$(529)

Weighted average assumptions
Discount rate	7.5%	8.0%	8.1%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	5.0%	3.0%	5.0%

Defined Contribution Plan

     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.7 million, $0.8 million, and $0.9 million for 2001, 2000, and 1999, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

     The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in seven different types of investment funds. Total plan expenses charged to operations were $0.3 million, $0.4 million and $0.4 million in 2001, 2000, and 1999, respectively.

NOTE O-FINANCIAL INSTRUMENTS

     The Company enters into forward foreign exchange contracts denominated in foreign currencies. The purpose of the Company’s foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows will be adversely affected by changes in exchange rates. At December 31, 2001, 2000, and 1999, the Company had forward foreign exchange contracts of $0, $8.1 million, and $3.6 million in U.S. dollars, respectively.

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

     Further discussions of other financial instruments held by the Company are included in Notes E and J.

     The following table summarizes the information at December 31, 2001, associated with the Company’s financial and derivative financial instruments:

						Fair Value
	2002	2003	2004	2005	Total	12/31/01

Liabilities
Short and Long Term Debt
Fixed Rate	$23,171	$41,399	$66,270	$14,650	$145,490	$71,643
Average Interest Rate	8.629%	8.849%	7.007%	7.25%
Derivative Financial Instruments
Gold Forward Sales — USD	7,500	—	—		7,500	$89
Ounces
Price Per Ounce	$288.31	—	—	—	—
Gold Call Options Sold — USD(1)
Ounces	—	—	—	24,640	24,640	$(213)
Price Per Ounce	$—	$—	—	$346.46

(1)	The call options sold have a knock-out provision whereby the calls will terminate if gold trades below $300 per ounce after December 27, 2002.

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

NOTE Q-SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer.

     The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Coeur Silver Valley, Cerro Bayo, Petorca, Coeur Australia and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company’s metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment includes sales through a wholly owned commodity marketing subsidiary and are generated principally from interest received from the Company’s cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

     Revenues from gold sales were $29.3 million, $43.5 million, and $48.9 million in 2001, 2000, and 1999, respectively. Revenues from silver sales were $49.0 million, $57.3 million, and $43.7 million in 2001, 2000, 1999, respectively.

		Coeur			Exploration
		Silver			and
December 31, 2001	Rochester	Valley	Fachinal	Petorca	Development	Other	Total

Total net sales and revenues	$48,786	$15,478	$149	$5,639	—	$1,860	$71,912
Depreciation and amortization	9,205	3,448	172	530	24	(2,032)	11,347
Interest income	—	—	2	3	—	1,681	1,687
Interest expense	—	—	2,330	(1)	—	12,263	14,592
Gain on metals derivatives	—	—	—	—	—	526	526
Writedown of mine property	—	—	(966)	1,585	—	(9,971)	(9,352)
Income tax benefit (provision)	—	1	—	—	—	(7)	(6)
Earnings from non-consolidated Subsidiary	—	—	—	—	—	—	—
Gain on early retirement Of debt	—	—	—	—	—	48,217	48,217
Profit (loss)	5,191	(1,700)	(3,740)	(1,983)	(1,357)	(12,629)	(16,218)
Investments in non-consolidated subsidiary	—	—	—	—	—	—	—
Segment assets(A)	68,298	28,998	24,244	717	48	52,527	174,832
Expenditures for property	790	3,193	2,317	—	30	626	6,956

		Coeur				Exploration
		Silver			Coeur	and
December 31, 2000	Rochester	Valley	Fachinal	Petorca	Australia	Development	Other	Total

Total net sales and revenues	$51,963	$17,202	$9,756	$6,566	$9,337	—	$6,382	$101,206
Depreciation and amortization	14,815	2,735	5,138	235	2,260	19	1,481	26,683
Interest income	—	—	22	6	172	—	4,207	4,407
Interest expense	—	—	14	(3)	—	—	16,988	16,999
Gain on metal hedging	—	—	—	—	—	—	3,970	3,970
Writedown of mine property	—	—	(411)	—	(12,207)	—	(2,372)	(14,990)
Income tax expense	—	1	—	—	75	—	272	348
Earnings from non-consolidated Subsidiary	—	—	—	—	1,103	—	—	1,103
Gain on early retirement Of debt	—	—	—	—	—	—	16,136	16,136
Profit (loss)	13,506	615	(6,328)	(1,837)	1,930	(1,282)	(11,304)	(4,700)
Investments in non-consolidated subsidiary	—	—	—	—	15,264	—	—	15,264
Segment assets(A)	81,130	28,282	24,882	2,769	429	57,921	—	195,413
Expenditures for property	2,169	6,363	2,636	662	—	1,823	—	13,653

		Coeur				Exploration
		Silver			Coeur	and
December 31, 1999	Rochester	Valley	Fachinal	Petorca	Australia	Development	Other	Total

Total net sales and revenues	$51,193	$4,960	$8,756	$9,086	$9,983	$(323)	$25,291	$108,946
Depreciation and amortization	9,539	681	5,025	(1,020)	4,490	364	2,929	22,008
Interest income	—	—	66	20	65	13	5,444	5,608
Interest expense	—	—	32	27	—	—	16,349	16,408
Gain on Cyprus Settlement	—	—	—	—	—	—	21,140	21,140
Loss on Metal Hedging	—	—	—	—	—	—	(4,302)	(4,302)
Writedown of mine property	—	—	—	—	(16,193)	—	(2,492)	(18,685)
Income tax (credit) expense	—	(11)	—	—	23	—	320	332
Earnings (losses) from non-consolidated Subsidiary	—	—	—	—	(1,180)	—	84	(1,096)
Gain on early retirement Of debt	—	—	—	—	—	—	3,990	3,990
Profit (loss)	18,993	(276)	(3,023)	(556)	203	(4,784)	(2,529)	8,028
Investments in non-consolidated subsidiary	—	—	—	—	29,008	—	—	29,008
Segment assets(A)	89,110	24,438	29,386	3,374	1,818	49,880	8,271	206,277
Expenditures for property	3,815	947	1,355	300	—	7,958	560	14,935

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

Segment Reporting

	2001	2000	1999

Profit (loss)
Total profit or loss for reportable segments	$(16,218)	$(4,700)	$8,028
Gain (loss) on legal settlements	—	(4,200)	21,140
Gain (loss) on metal hedging	526	3,971	(4,302)
Depreciation and amortization	(11,762)	(26,683)	(21,753)
Interest expense	(14,592)	(16,999)	(16,408)
Writedown of mine property and other	(9,244)	(14,990)	(18,685)

Loss before income taxes	$(51,290)	$(63,601)	$(31,981)

Assets
Total assets for reportable segments	$172,107	$195,413	$206,277
Cash and cash equivalents	14,714	35,227	86,935
Short-term investments	14,656	18,344	22,978
Other assets	8,903	22,393	37,857

Total consolidated assets	$210,380	$271,377	$354,047

Segment Reporting

Geographic Information

	Revenues	Mining Properties

2001:
United States	$68,348	$78,142
Chile	5,190	22,477
Other Foreign Countries	(1,626)	19,300

Total	$71,912	$119,919

	Revenues	Mining Properties

2000:
United States	$75,875	$90,384
Chile	15,989	20,890
Australia	—	—
New Zealand	5	569
Bolivia	—	18,873
Other Foreign Countries	—	8

Total	$101,206	$130,724

	Revenues	Mining Properties

1999:
United States	$60,297	$94,356
Chile	17,521	22,356
Australia	9,983	—
New Zealand	21,146	855
Other Foreign Countries	(1)	19,565

Total	$108,946	$137,132

     Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

NOTE R-LITIGATION

Federal Natural Resources Action

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement. The Company recorded

$4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc.(“Handy & Harman”), to which the Rochester Mine had historically sent approximately 50% of its doré, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its account at Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result the Company has recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the threatened claims are without merit, and will vigorously defend any such suit.

Bunker Hill Action

     On January 7, 2002, a private class action suit captioned Baugh vs. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d’Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. At this early stage of the litigation, the Company cannot predict the outcome of this suit.

Proposed Mining Legislation

     Recent legislative developments may affect the cost of and ability of mining claimants to use the Mining Law of 1872, as amended, (the “Mining Act”) to acquire or use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. Management believes that this moratorium will not affect the status of patent applications outstanding prior to the moratorium.

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

     During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the Mining Act. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known. A significant portion of Coeur’s U.S. mining properties are on public lands. Any reform of the Mining

Act or regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

NOTE S-SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(f)

	(In Thousands – Except Per Share Data)
2001
Net revenues(d)	$18,022	$20,051	$17,066	$16,773
Net loss before extraordinary gain	$(11,249)	$(9,428)	$(12,311)	$(18,302	)(c)
Net loss(a)(b)	$(8,068)	$(3,637)	$26,934	$(18,296	)(c)
Net loss attributable to common shareholders(a)(b)	$(8,068)	$(3,637)	$26,934	$(18,296	)(c)
Basic and diluted net loss per share before extraordinary gain	$(0.31)	$(0.21)	$(0.28)	$(0.41	)(c)
Basic and diluted net loss per share attributable to common shareholders(a)(b)	$(0.22)	$(0.08)	$(0.62)	$(0.41	)(c)

2000(g)
Net revenues	$17,904	$29,488	$29,724	$24,090
Net loss before extraordinary gain	$(9,922)	$(11,573)	$(8,558)	$(33,896	)(c)
Net loss(e)	$(9,835)	$(10,462)	$(8,456)	$(19,060	)(c)
Net loss attributable to common shareholders(e)	$(12,015)	$(10,462)	$(8,456)	$(19,060	)(c)
Basic and diluted net loss per share before extraordinary gain	$(0.39)	$(0.31)	$(0.23)	$(0.91	)(c)
Basic and diluted net loss per share attributable to common shareholders(e)	$(0.39)	$(0.28)	$(0.23)	$(0.51	)(c)

(a)	Includes extraordinary gain on early retirement of debt of approximately $3.0 million in the first quarter of 2001 and $5.8 million in the second quarter of 2001.

(b)	Includes extraordinary gain on the exchange offer of approximately $39.2 million in the third quarter of 2001.

(c)	Includes writedown of mining properties of approximately $6.1 million, $12.2 million and $16.2 million in the fourth quarters of 2001, 2000 and 1999, respectively, and $4.2 million expense for settlement of a legal suit in the fourth quarter of 2000.

(d)	Included mark-to-market gain (loss) of($4.0) million in the first quarter of 2001, ($0.2) million in the second quarter of 2001, and $.1 million in the fourth quarter of 2001.

(e)	Includes extraordinary gain on early retirement of debt of approximately $1.0 million in the first quarter 2000, approximately $1.1 million in the second quarter 2000, approximately $1.0 million in the third quarter 2000, and approximately $14.8 million in the fourth quarter 2000.

(f)	Includes realized loss on other than temporary impairment of available for sale securities of $2.3 million in the fourth quarter 2000.

(g)	Includes mark-to-market gain (loss) of $1.6 million in the first quarter of 2000, ($.5) million in the second quarter of 2000, $2.1 million in the third quarter of 2000, and $.9 million in the fourth quarter of 2000, on written call options.