Form 10-Q/A
period 2002-03-31
COEUR D ALENE MINES CORP
filed 2002-07-26
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 2 TO
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 1-8641

COEUR D’ALENE MINES CORPORATION

(Exact name of registrant as specified on its charter)

IDAHO	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Ident. No.)

P. O. Box I, Coeur d’Alene, Idaho	83816-0316
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(208) 667-3511

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

YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $1.00, of which 67,323,762 shares were issued and outstanding as of May 11, 2002.

We filed our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 with the Securities and Exchange Commission (“SEC”) on May 15, 2002, and filed our Amendment No. 1 to the Quarterly Report on Form 10-Q/A containing a change to the facing page on May 20, 2002. We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A to amend and restate Items 1 and 2 in their entirety. For the purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q/A, we have amended and restated in its entirety our original Quarterly Report on Form 10-Q filed on May 15, 2002, as amended by Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 20, 2002. In order to preserve the nature and character of the disclosures as of May 15, 2002, no attempt has been made in this Amendment No. 2 to the Quarterly Report on Form 10-Q/A to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2002.

COEUR D’ALENE MINES CORPORATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,707	$14,714
Short-term investments	2,024	3,437
Receivables	7,081	5,902
Inventories	46,289	46,286

TOTAL CURRENT ASSETS	64,101	70,339
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	99,429	99,096
Less accumulated depreciation	(67,136)	(63,017)

	32,293	36,079
MINING PROPERTIES
Operational mining properties	120,268	116,852
Less accumulated depletion	(80,980)	(79,697)

	39,288	37,155
Properties acquired or in development	46,711	46,685
	85,999	83,840

OTHER ASSETS
Debt issuance costs, net of accumulated amortization	2,582	3,262
Restricted investments	11,469	11,219
Other	3,062	5,641

	17,113	20,122

	$199,506	$210,380

See notes to condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,850	$3,721
Accrued liabilities	4,043	5,503
Accrued interest payable	3,207	2,720
Accrued salaries and wages	4,005	4,542
Current portion of reclamation costs	1,956	2,058
6% convertible subordinated debentures due June 2002	19,767	23,171

TOTAL CURRENT LIABILITIES	37,828	41,715
LONG-TERM LIABILITIES
13 3/8% convertible senior subordinated notes due December 2003	35,670	41,399
6 3/8% convertible subordinated debentures due January 2004	66,270	66,270
7 1/4% convertible subordinated debentures due October 2005	14,650	14,650
Reclamation and mine closure	13,298	14,462
Other long-term liabilities	6,510	5,096

TOTAL LONG-TERM LIABILITIES	136,398	141,877
COMMITMENTS AND CONTINGENCIES (See Notes C, D, F, and G)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share — authorized 125,000,000 shares, issued 57,846,960 and 49,278,232 shares in 2001 and 2000 (including 1,059,211 shares held in treasury)	57,847	49,278
Capital surplus	389,769	388,050
Accumulated deficit	(409,895)	(397,999)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	749	649

	25,280	26,788
	$199,506	$210,380

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands, except for per share data)
REVENUES
Product sales	$16,469	$18,006
Interest and other revenues	528	16

Total Revenues	16,997	18,022
COSTS and Expenses
Production	18,014	18,257
Depreciation and depletion	1,878	2,817
Administrative and general	2,105	2,277
Exploration	628	1,392
Pre-feasibility	822	566
Interest	4,401	3,744
Other	1,045	217

Total Costs and Expenses	8,893	29,270

NET LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND EXTRAORDINARY ITEM	(11,896)	(11,248)
Income tax provision	—	(1)

NET LOSS BEFORE EXTRAORDINARY ITEM	(11,896)	(11,249)
Extraordinary item — early retirement of debt (net of taxes)	—	3,181

NET LOSS	(11,896)	(8,068)
Unrealized holding gain (loss) on securities	101	415

COMPREHENSIVE LOSS	$(11,795)	$(7,653)

BASIC AND DILUTED EARNINGS PER SHARE:
Weighted average number of shares of Common Stock	52,389	37,308

Loss before extraordinary item	$(.23)	$(.31)
Extraordinary item — early retirement of debt (net of taxes)	—	.09

Net loss per share attributable to common shareholders	$(.23)	$(.22)

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,896)	$(8,068)
Add (deduct) noncash items:
Depreciation and depletion	1,878	2,817
Loss (gain) on early retirement of debt (net of tax)	252	(3,181)
Interest expense on Convertible Senior Subordinated Notes paid in Common Stock	895	—
Other	811	2,189
Unrealized loss (gain) on written call options	62	(379)
Changes in Operating Assets and Liabilities:
Receivables	(1,299)	818
Inventories	2,722	1,041
Accounts payable and accrued liabilities	1,056	(1,208)

NET CASH USED IN OPERATING ACTIVITIES	(5,519)	(5,971)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	—	(1,255)
Proceeds from sales of short-term investments	1,264	5,266
Proceeds from sale of assets	—	14,733
Expenditures on mining assets	(1,554)	(1,977)
Other	(137)	(259)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(427)	16,508
CASH FLOWS FROM FINANCING ACTIVITIES
Other	(61)	(296)

NET CASH USED IN FINANCING ACTIVITIES	(61)	(296)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,007)	10,241
Cash and cash equivalents at beginning of period	14,714	35,227

Cash and cash equivalents at end of period	$8,707	$45,468

SUPPLEMENTAL CASH FLOW DISCLOSURE

     During the 1st quarter of 2002 the Company repurchased $3. million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.4 million shares of common stock. In addition, holders of $5.7 principal amount of 13 3/8% Convertible Senior Subordinated Notes voluntarily converted their Notes for 5.1 million shares of common stock.

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

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date and it also does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester Inc., Coeur Silver Valley Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera CDE Petorca, Coeur Australia and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

     Reclassification of Restricted Investments: The Company has reclassified restricted investments to long-term in the December 31, 2001 balance sheet to conform to the classification in the March 31, 2002 balance sheet, see Note D.

     Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer. The effects of forward sales contracts and purchased put contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. All byproduct sales and third party smelting and refining costs are recorded in Sales of metal. Byproduct sales are primarily derived from copper which is produced as part of the silver recovery process at Coeur Silver Valley. On an annual basis, byproduct sales represent less than 5% of revenues recognized as Sales of metal.

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

     Inventories: Inventories include ore on leach pads, ore in the milling process, concentrates, doré and ore in stock piles. The classification of inventory is determined by the stage the ore is at in the production process. Inventories of ore on leach pads, ore in stock piles and ore in the milling process are valued based on the lower of actual costs incurred or estimated net realizable value. Inherent in estimating net realizable value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. There have been no adjustments to the recovery rates used in estimated net realizable value for the periods presented in these financial statements. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and doré inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

     Property, Plant, and Equipment: Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful lives of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

     Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs, are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including; location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no minable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

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

NOTE C: Inventories

     Inventories are comprised of the following:

	March 31,	December 31,
	2002	2001

	(In Thousands)
In process and on leach pads	$38,336	$39,794
Concentrate and dore’ inventory	2,719	1,567
Supplies	5,234	4,925

	$46,289	$46,286

Long-term inventory in-process and on leach pads (included in other assets)	$—	$2,725

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

NOTE D: Restricted Investments

     The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At March 31, 2002 and December 31, 2001, the Company had certificates of deposit under these agreements of $11.5 million and $11.2 million, respectively, restricted for this purpose.

     The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain governmental agencies responsible for monitoring mine closure status. Collateral may also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a high probability that the collateral will remain in place beyond the twelve month period ending March 31, 2003, and has therefore classified these investments as long-term.

NOTE E: Income Taxes

     The Company has reviewed its net deferred tax asset for the three-month period ended March 31, 2002, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company’s history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company’s net deferred tax asset has been fully reserved as of March 31, 2002 and December 31, 2001.

NOTE F: Long-Term Debt

     During 2001, the Company exchanged a significant portion of its debentures with interest rates of 6% to 7-1/4% for new notes with a market interest rate of 13-3/8%.

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

NOTE G: Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer.

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Coeur Silver Valley, Cerro Bayo, Petorca, and Coeur Australia and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. Coeur Silver Valley, and the Fachinal and Petorca mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Cominco Ltd.), in the United States (Asarco Inc.) and Japan (Sumitomo Ltd. And Dowa Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Goldman Sachs, Morgan Stanley, Mitsui and N.M. Rothschild. Intersegment revenues consist of precious metal sales to the Company’s metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The other segment includes earnings (loss) from unconsolidated subsidiaries accounted for under the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company’s cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segments profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.

Segment Reporting
(In Thousands)

March 31, 2002

	Rochester	Silver Valley	Cerro Bayo	Petorca		Exploration		Other	Total

Total net sales and revenues	$12,208	$5,592	$24	$		$		$(826)	$16,997

Depreciation and amortization	1,274	955	—		—		5	69	2,303
Interest income	—	—	—		—		—	118	118
Interest expense	—	—	582		—		—	3,818	4,401
Gain on forward sale contracts	—	—	—		—		—	62	62
Write-down of mine property	—	126	280		—		—	388	794
(Loss) gain on early retirement of debt	—	—	—		—		—	—	—
Profit (loss)	(1,754)	789	(95)		—		(98)	(2,927)	(4,084)
Segment assets(A)	66,551	29,085	24,733		554		43	50,693	171,662
Capital expenditures for property	201	240	1,053		—		—	60	1,554

March 31, 2001

Total net sales and revenues	$13,012	$4,456	$(54)	$870	$—	$(263)	$18,022

Depreciation and amortization	2,675	703	—	133	5	331	3,847
Interest income	—	—	(1)	(2)	—	(529)	(532)
Interest expense	—	—	574	—	—	3,169	3,744
Other Expense	—	131	69	—	—	17	217
Income tax (credit) expense	—	1	—	—	—	—	1
Gain on early retirement of debt	—	—	—	—	—	3,181	3,181
Profit (loss)	1,531	(5)	(77)	(490)	(301)	(4,478)	(3,820)
Segment assets(A)	77,672	27,944	23,895	3,573	67	59,302	192,453
Capital expenditures for property	166	757	672	—	15	367	1,977

Notes:

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting
(in thousands)

	Three months ended March 31

	2002	2001

Profit (loss)
Total profit or loss from reportable segments	$(4,084)	$(3,820)
Depreciation, depletion and amortization	(2,303)	(3,847)
Interest expense	(4,401)	(3,744)
Other	(1,108)	163
Loss before extraordinary item and income taxes	$(11,896)	$(11,248)

	March 31, 2002	March 31, 2002

Assets
Total assets for reportable segments	$171,662	$192,453
Cash and cash equivalents	8,707	45,468
Short-term investments	13,493	14,375
Other assets	5,644	6,781
Total consolidated assets	$199,506	$259,077

Geographic Information
(In thousands)

2002

		Long-Lived
	Revenues	Assets

United States	$17,064	$76,747
Chile	(67)	22,245
Bolivia	—	18,862
Other Foreign Countries	—	438
Consolidated Total	$16,997	$118,292

2001

		Long-Lived
	Revenues	Assets

United States	$18,311	$88,795
Chile	35	21,417
Bolivia	—	18,881
Other Foreign Countries	(324)	530
Consolidated Total	$18,022	$129,623

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

     The following table summarizes the information at March 31, 2002 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces expected to be delivered and the related average price per ounce in U.S. dollars.

							Fair
							Value
(dollars in thousands)	2002	2003	2004	2005	Thereafter	Total	3/31/02

Liabilities
Long Term Debt	$19,767	$35,670	$66,270	$14,650	$—	$136,37	$112,305
Fixed Rate
Average Interest Rate	9.784%	8.629%	7.007%	7.250%
Instruments
Gold Forward
Sales — USD
Ounces	11,000	—	—	—	—	11,000	$(59)
Price Per Ounce	$296.06	$—	$—	$—
Gold Call Options
Sold — USD
Ounces(1)(2)	—	—	—	24,640		24,640	$(435)
Price Per Ounce	—	—	—	$346.46

(1)	The call options sold have a knock-out provision whereby the calls for 24,640 ounces will terminate if gold trades below $300 per ounce after December 27, 2002.

(2)	These call options were subsequently closed in April 2002 and the Company has realized a loss of approximately $398,000.

NOTE I: Contingencies

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

NOTE J: Subsequent Events

     On April 2, 2002, the Company completed the acquisition of Compania Minera Polimet S.A. (“Polimet”) from Yamana Resources Inc. (Yamana) for $2.5 million in cash. The acquisition of Polimet will be accounted for under the purchase method of accounting in accordance with APB No. 16. The carrying values of assets and liabilities other than the mining properties have been estimated to approximate fair market value. Polimet owns 100% of the Martha Mine and an exploration land package consisting of approximately 145,000 acres located in the western portion of Santa Cruz Province, Argentina. The results of operations of Polimet will be included in the Company’s financial statements for the time period after the date of acquisition, April 2, 2002. Coeur also acquired warrants to purchase 10 million common shares of Yamana, for an additional $600,000.

     The Company has entered into a purchase agreement to issue $21.5 million principal amount of new 13-3/8% Convertible Senior Subordinated Notes (“New Notes”) for $16.0 million in proceeds. The New Notes will be convertible into common stock at a conversion price of $1.35 per share and will be issued on similar terms, subject to certain contingent provisions, as the Company’s currently outstanding 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003. This financing is subject to final documentation and customary closing conditions. The Company plans to use $9.4 million of the proceeds from the sale of the New Notes to pay the entire $9.4 million principal amount of 6% Debentures expected to be outstanding when they mature on June 10, 2002.

     In the Company’s latest Form 10-K filing, the Company stated that without a certainty of financing the Company may not be able to repay its obligations under its 6% Debentures. Upon successful completion of this financing agreement the Company will use a portion of the proceeds received to repay the entire expected outstanding balance of $9.4 million of the 6% Convertible Subordinated Debentures on June 10, 2002.

NOTE K: Reclassification

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

     The results of the Company’s operations are significantly affected by the market prices of gold and silver which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

     The average price of silver and gold in the first quarter of 2002 was $4.51 and $290 per ounce, respectively. The market price of silver (Handy & Harman) and gold (London Final) on May 13, 2002 were $4.63 per ounce and $310.75 per ounce, respectively.

     The Company’s currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, and the Cerro Bayo mine in Chile.

     This document contains numerous forward-looking statements relating to the Company’s gold and silver mining business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward looking statements. Operating, exploration and financial data, and other statements in this document are based on information the Company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company’s future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company’s ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2002 and 2001:

	THREE MONTHS ENDED
	March 31

	2002	2001

ROCHESTER MINE
Gold ozs	16,423	19,457
Silver ozs	1,415,767	1,501,649
Cash Costs per equiv. oz./silver	$4.06	$3.88
Full Costs per equiv. oz./silver	$4.56	$4.84
GALENA MINE
Silver ozs	1,473,542	1,107,941
Cash Costs per equiv. oz./silver	$3.97	$4.36
Full Costs per equiv. oz./silver	$4.62	$5.01
PRIMARY SILVER MINES
Consolidated Cash Costs per equivalent oz. of silver	$4.02	$4.02
PETORCA MINE (Note A)
Gold ozs	N/A	7,159
Silver ozs	N/A	22,127
Cash Costs per oz./gold	N/A	$354
Full Costs per oz./gold	N/A	$373
PRIMARY SILVER MINES
Consolidated Cash Costs per equivalent oz. of gold	N/A	$354
CONSOLIDATED TOTAL METAL PRODUCTION
Gold ozs	16,423	26,678
Silver ozs	2,889,309	2,631,717

     Note A: The Company suspended operations at the Petorca Mine in the third quarter of 2001, and does not expect to re-open this mine in the foreseeable future.

OPERATING HIGHLIGHTS

Cerro Bayo Mine (Chile)

     Coeur’s new Cerro Bayo high-grade gold and silver mine officially commenced production on April 17, 2002, approximately one month ahead of schedule. During the start-up phase, the milling facility is processing development ore averaging approximately 0.29 ounces per ton gold equivalent until previously delineated high-grade zones are accessed in late June or early July. At least initially, the bulk of the tonnage mined and processed will be from the Lucero vein. Total production in 2002, including the Martha mine, is forecast at 52,000 ounces of gold and 3.6 million ounces of silver at a cash cost of less than $150 per gold equivalent ounce.

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

Rochester Mine (Nevada)

     Coeur’s Rochester mine reached a major milestone in the third week of January 2002 when it officially poured over one million ounces of gold and 88 million ounces of silver since commencing production in 1986.

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

San Bartolome (Bolivia)

     The final feasibility study at Coeur’s San Bartolome silver property in Bolivia is progressing. Recent results indicate that total cash costs can be reduced to $3.25 per ounce. In addition, exploration and confirmation drilling is under way in conjunction with the implementation of recent process flow sheet improvements. Test results on a portion of the resource base has produced a saleable tin concentrate and a more comprehensive resource-wide review has been commissioned.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Revenues

     Product sales in the first quarter of 2002 decreased by $1.5 million, or 9%, from the first quarter of 2001 to $16.5 million. The decrease in sales is primarily attributable to the shutdown of the Petorca mine in August 2001. In the first quarter of 2002, the Company produced a total of 2,889,309 ounces of silver and 16,423 ounces of gold compared to 2,631,717 ounces of silver and 26,678 ounces of gold in the first quarter of 2001. In the first quarter of 2002, the Company realized average silver and gold prices of $4.45 and $291, respectively, compared with realized average prices of $4.52 and $270, respectively, in the prior year’s first quarter. The decline in gold production was primarily due to lower production from Petorca, which was shutdown in June of last year. This was partially offset by higher gold prices realized and higher silver production at the Rochester and Galena mines.

     Interest and other income in the first quarter of 2002 increased by $0.5 million compared with the first quarter of 2001. The increase is primarily due to a $0.4 million increase in gains recorded on the sale of short-term investments.

Costs and Expenses

     Production costs in the first quarter of 2002 decreased by $0.2 million, or 1%, from the first quarter of 2001 to $18.0 million.

     Depreciation and amortization decreased in the first quarter of 2002 by $1.0 million, or 33%, from the prior year’s first quarter, primarily due to reduced depletion at the Rochester mine and none taken at the Petorca mine due to suspension of operations.

     Administrative and general expenses decreased $0.2 million in the first quarter of 2002 compared to 2001, due to continued cost reduction measures in 2002.

     Exploration expenses decreased by $0.8 million in the first quarter of 2002 compared to 2001, due to the Company’s decision to limit the amount of exploration in 2002.

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

Net Loss

     As a result of the above mentioned factors, as well as debt retirement discussed below, the Company’s net loss amounted to $11.9 million or $0.23 per share in the first quarter of 2002 compared to a net loss of $8.1 million or $0.22 per share in the first quarter of 2001.

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

     During April and May 2002, the Company repurchased an additional $6.7 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 6.7 million shares of common stock and will record an additional expense of approximately $1.5 million in the second quarter for these exchanges, further reducing the outstanding 6% Convertible Subordinated Debentures Due June 2002 to $13.0 million. In connection with its issuance of new 13-3/8% Convertible Senior Subordinated Notes, discussed below under “Issuance of New Notes,” the Company repurchased an additional $3.6 million principal amount of 6% Debentures in exchange for approximately 4.0 million shares of Common Stock, thereby reducing the outstanding 6% debentures outstanding to $9.4 million.

     Also during April 2002, holders of $3.2 million principal amount of the 13-3/8% Convertible Senior Subordinated Notes voluntarily converted their outstanding Notes into approximately 2.9 million shares of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company’s working capital at March 31, 2002 was approximately $26.3 million compared to $28.6 million at December 31, 2001. The ratio of current assets to current liabilities was 1.7 to 1.7 at March 31, 2002 compared to 1.7 to 1.0 at December 31, 2001.

     Net cash used in operating activities in the three months ended March 31, 2002 was $5.5 million compared to $6.0 million in the three months ended March 31, 2001. Net cash used in investing activities in the 2002 period was $0.4 million compared to net cash provided in investing activities of $16.5 million in the prior year’s comparable period. The cash provided in the 2001 period was attributable to net proceeds of $14.7 million received from the sale of the Company’s interest in Gasgoyne. Net cash used in financing activities was $0.1 million in the first three months of 2002, compared to $0.3 million used in the first three months of 2001. As a result of the above, cash and cash equivalents decreased by $6.0 million in the first three months of 2002 compared to an increase of $10.2 million for the comparable period in 2001.

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

Issuance of New Notes

     The Company has entered into a purchase agreement to issue $21.5 million principal amount of new 13-3/8% Convertible Senior Subordinated Notes (“New Notes”) for $16.0 million in proceeds. The New Notes will be convertible into common stock at a conversion price of $1.35 per share and will be issued on similar terms, subject to certain contingent provisions, as the Company’s currently outstanding 13-3/8% Convertible Senior Subordinated Notes due December 31, 2003. This financing is subject to final documentation and customary closing conditions. The Company plans to use $9.4 million of the proceeds from the sale of the New Notes to pay the entire $9.4 million principal amount of 6 Debentures expected to be outstanding when they mature on June 10, 2002.

     In the Company’s latest Form 10-K filing, the Company stated that without a certainty of financing the Company may not be able to repay its obligations under its 6% Debentures. Upon successful completion of this financing agreement the Company will use a portion of the proceeds received to repay the entire expected outstanding balance of $9.4 million of the 6% Convertible Subordinated Debentures on June 10, 2002.

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

     All of the Company’s long term debt at March 31, 2001 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     See Note F — Hedging, to the consolidated financial statements for a table which summarizes the Company’s gold and foreign exchange hedging activities at March 31, 2002.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits. None.

b)	Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)

Dated July 25, 2002	/s/ Geoffrey A. Burns
GEOFFREY A. BURNS Vice President and Chief Financial Office