Form 10-K/A
period 2001-12-31
COEUR D ALENE MINES CORP
filed 2002-08-19
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 4 to

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

                We filed our original Annual Report on Form 10-K for the year ended December 31, 2001 with the Securities and Exchange Commission (“SEC”) on March 29, 2002, filed our Amendment No. 1 to the Annual Report on Form 10-K/A containing Exhibit 23 with the SEC on April 1, 2002, filed our Amendment No. 2 to the Annual Report on Form 10-K/A containing the information required under Part III with the SEC on April 30, 2002 and filed our Amendment No. 3 to the Annual Report on Form 10-K/A on July 26, 2002 to amend and restate Items 1, 6, 7 and 7A in their entirety. We are filing this Amendment No. 4 to the Annual Report on Form 10-K/A to amend and restate Items 1, 7 and 7A in their entirety. For the purpose of this Amendment No. 4 to the Annual Report on Form 10-K/A, we have amended and restated in its entirety our original Annual Report on Form 10-K filed on March 29, 2002, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 1, 2002, Amendment No. 2 to the Annual Report on Form 10-K/A filed on April 30, 2002 and Amendment No. 3 to the Annual Report on Form 10-K/A filed on July 26, 2002. In order to preserve the nature and character of the disclosures as of March 29, 2002 and, with respect to Part III only, as of April 30, 2002, no attempt has been made in this Amendment No. 4 to the Annual Report on Form 10-K/A to modify or update such disclosures for events which occurred subsequent to the original filings on March 29, 2002 and April 30, 2002, respectively.

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

               “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. In addition, cash costs include adjustments for deferred stripping costs or for the amortization of previously capitalized deferred stripping costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

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

               “Total Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold equivalent or silver equivalent produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors US GAAP based profit/(loss), depreciation and amortization expense and capital expenditures for each mine as presented in Note Q — Segment Information in the Notes to the Company’s Consolidated Financial Statements.

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

Year-end Proven and Probable Ore Reserves — Rochester Mine
(includes Nevada Packard)

	1999	2000	2001

Tons (000’s)	48,272	53,844	50,257
Ounces of silver per ton	1.09	0.93	0.85
Contained ounces of silver (000’s)	52,508	49,966	42,512
Ounces of gold per ton	0.008	0.008	0.007
Contained ounces of gold	381,000	410,000	346,000

Year-end Mineralized Material

	1999	2000	2001

Tons (000’s)	46,393	65,897	62,958
Ounces of silver per ton	0.82	0.65	0.76
Ounces of gold per ton	0.01	0.005	0.005

Operating Data

	1999	2000	2001

Production
Tons ore mined (000’s)	9,569	11,276	10,630
Tons crushed/leached (000’s)	9,537	10,996	11,884
Ore grade silver (oz./ton)	1.25	1.10	0.98
Ore grade gold (oz./ton)	0.009	0.009	0.008
Silver produced (oz.)	6,195,169	6,678,274	6,348,292
Gold produced (oz.)	70,396	75,886	78,200
Cost per Ounce of Silver Equivalent(1)
Cash costs(2)	$3.97	$3.90	$3.65
Noncash costs	0.81	1.12	0.79

Total production costs	$4.78	$5.02	$4.44

(1)	Silver equivalent gold production is calculated by multiplying actual gold ounces produced by the ratio of the yearly average gold price to silver price. This total is then added to actual silver production for the year to determine total silver equivalent production for purposes of calculating cash and noncash costs per ounce.

(2)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

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

Year-end Proven and Probable Ore Reserves — Galena Mine(1)

	1999	2000	2001

Tons (000’s)	1,858	1,621	1,471
Ounces of silver per ton	18.51	19.13	20.43
Contained ounces of silver (000’s)	34,386	31,015	30,042

Year-end Mineralized Material(2)

	1999	2000	2001

Tons (000’s)	1,200	1,731	1,897
Ounces of silver per ton	10.31	11.11	11.00

Operating Data (Coeur’s interest)

	1999(3)	2000(3)	2001(3)

Production
Tons ore mined	131,646	204,576	198,294
Ore grade silver (oz./ton)	17.61	20.43	23.66
Recovery (%)	97	96	96
Silver produced (oz.)	2,238,370	4,013,891	4,507,652
Cost per Ounce of Silver
Cash costs(4)	$5.09	$4.59	$4.62
Noncash costs	0.93	0.68	0.76

Total production costs	$6.02	$5.27	$5.38

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Operating data in 1999 reflects the Company’s 50% interest in the Galena Mine from January 1 to August 31, 1999 and 100% interest from September 1 to December 31, 1999. Operating data in 2000 and 2001 reflects the Company’s 100% interest.

(4)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

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

Year-end Proven and Probable Ore Reserves (1) — Cerro Bayo Mine

	1999	2000	2001

Tons (000’s)	510	787	855
Ounces of silver per ton	4.27	8.69	8.25
Contained ounces of silver (000’s)	2,181	6,838	7,047
Ounces of gold per ton	0.11	0.17	0.14
Contained ounces of gold	56,000	134,000	122,000

Year-end Mineralized Material(1)

	1999	2000	2001

Tons (000’s)	1,961	2,166	1,675
Ounces of silver per ton	5.18	4.80	7.10
Ounces of gold per ton	0.11	0.09	0.12

Operating Data(2)

	1999	2000	2001

Production
Tons ore milled (000’s)	444,691	327,646	—
Ore grade gold (oz./ton)	0.064	0.056	—
Ore grade silver (oz./ton)	2.84	3.30	—
Recovery gold (%)	87	88	—
Recovery silver (%)	89	87	—
Gold produced (oz.)	25,480	16,077	—
Silver produced (oz.)	1,099,342	939,882	—
Cost per Ounce of Gold Equivalent(3)
Cash costs(4)	$304	$447	—
Noncash costs	64	143	—

Total production costs	$368	$590	—

(1)	Proven and probable ore reserves and mineralized material include the Furioso property.

(2)	Operations at the Cerro Bayo Mine were discontinued in December 2000.

(3)	Gold equivalent gold production is calculated by dividing actual silver ounces produced by the ratio of the yearly average silver price to gold price. This total is then added to actual gold production for the year to determine total gold equivalent production for purposes of calculating cash and noncash costs per ounce.

(4)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

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

Year-end Proven and Probable Ore Reserves — Petorca Mine

	1999	2000	2001(2)

Tons (000’s)	377	406	313
Ounces of silver per ton	0.59	0.65	0.61
Contained ounces of silver (000’s)	222	264	189
Ounces of gold per ton	0.23	0.18	0.19
Contained ounces of gold	85,000	73,000	61,000

Year-end Mineralized Material

	1999	2000	2001

Tons (000’s)	933	1,845	1,844
Ounces of silver per ton	0.55	0.55	0.55
Ounces of gold per ton	0.29	0.25	0.25

Operating Data

	1999	2000	2001(1)

Production
Tons ore milled (000’s)	191,929	235,665	146,160
Ore grade gold (oz./ton)	0.166	0.126	0.127
Ore grade silver (oz./ton)	0.39	0.34	0.75
Recovery gold (%)	92	91	97
Recovery silver (%)	85	72	79
Gold produced (oz.)	29,382	26,891	17,945
Silver produced (oz.)	69,952	57,854	86,599
Cost per Ounce of Gold Equivalent
Cash costs(3)	$271	$345	$346
Noncash costs	14	9	20

Total production costs	$285	$354	$366

(1)	The Company has closed the Petorca mine effective August 2001.

(2)	Stated reserves are the remaining reserve of the January 1, 2001 reserve after subtracting undiluted production during 2001.

(3)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                (Management’s Discussion and Analysis includes references to total cash costs per ounce of gold and silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is provided herein and should be referred to when reading the total cash cost per ounce measurement.)

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

The following tables present a reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

Year ended December 31, 2001

	Rochester	Galena	Petorca	Total

Production of Silver (ounces)	6,348,292	4,507,652	86,599	10,942,543
Production of Gold (ounces)	78,201		17,945	96,146
Equivalent units of production	11,175,640	4,507,652	19,348
Cash Costs per ounce	$3.65	$4.62	$346.00

Total Cash Costs	$40,791	$20,825	$6,694	$68,311
Add/Subtract:
Third Party Smelting Costs	(892)	(5,970)	(2,101)	(8,963)
By-Product Credit	—	2,583	—	2,583
Accrued Reclamation Costs	1,309	652	—	1,961
Inventory Variations	6,440	(164)	(1,019)	5,257

Production Costs (GAAP)	47,648	17,926	3,574	$69,149

Year ended December 31, 2000

	Rochester	Galena	Fachinal	Petorca	Yilgarn Star	Total

Production of Silver (ounces)	6,678,274	4,013,891	939,882	57,854	—	11,689,901
Production of Gold (ounces)	75,886	—	16,077	26,891	26,046	144,900
Equivalent units of production	10,912,713	4,013,891	32,921	27,928	26,046
Cash Costs per ounce	$3.90	$4.59	$447.00	$345.00	$227.00

Total Cash Costs	$42,560	$18,424	$14,716	$9,635	$5,912	$91,246
Add/Subtract:
Third Party Smelting Costs	(899)	(5,168)	(1,412)	(1,755)	(15)	(9,249)
By-Product Credit	—	2,248	—	903	8	3,159
Accrued Reclamation Costs	3,448	683	666	—	—	4,797
Inventory Variations	(6,245)	486	1,583	541	343	(3,292)

Production Costs (GAAP)	38,864	16,673	15,553	9,324	6,248	86,661

Year ended December 31,1999

	Rochester	Galena	Fachinal	Petorca	Yilgarn Star	Total

Production of Silver (ounces)	6,195,169	2,238,370	1,099,342	63,952	—	9,596,833
Production of Gold (ounces)	70,396		25,480	29,382	26,398	151,656
Equivalent units of production	9,933,130	2,238,370	46,184	30,586	26,398
Cash Costs per ounce	$3.97	$5.09	$304.23	$271.28	$286.55

Total Cash Costs	$39,435	$11,393	$14,050	$8,297	$7,564	$80,740
Add/Subtract:
Third Party Smelting Costs	(795)	(3,402)	(1,851)	(1,963)	(11)	(8,022)
By-Product Credit	—	1,880	—	1,262	14	3,156
Accrued Reclamation Costs	667	166	913	(513)	—	1,233
Inventory Variations	(7,219)	(164)	(1,791)	(816)	(220)	(10,210)

Production Costs (GAAP)	32,088	9,873	11,321	6,267	7,347	66,896

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating.

“Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

Total cash costs per ounce is a non-GAAP measurement and you are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs above.

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

               The following table summarizes write-downs and other:

	2001	2000	1999

Mineral property write-downs(1)	$6,087	$12,207	$16,193
Mine closure and holding costs(2)	1,453	3,825	4,011
Investment in new business venture(3)	460	1,004	—
Basin litigation settlement(4)	—	4,200	—
Loss on receivable from Handy & Harman(5)	1,354	—	—

Write-down of mineral properties and other	$9,354	$21,236	$20,204

(1) 2001 — Kensington mine; 2000 — Gasgoyne mine; 1999 — Yilgarn Star mine

(2) 2001 — Petorca mine; 2000 — Fachinal Mine; 1999 — Golden Cross mine

(3) Mine depot costs

(4) Settlement with government re: Coeur d’Alene Basin environmental issues

(5) Amount of ore carried at Handy & Harman during its bankruptcy

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

               Fair value is determined by trading information available on or near the balance sheet date for all the above securities. Long term debt represents the face amount of the outstanding debentures and is timed as they come due. The average interest rate in the table is calculated using the weighted average on the outstanding face amount of each debenture for the time period each debenture is outstanding. All long term debt is denominated in US dollars.

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

Coeur d’Alene Mines Corporation (Registrant)

Date: August 16, 2002	By	/s/ DENNIS E. WHEELER

Dennis E. Wheeler (President and Chief Executive Officer)

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