Form 10-Q/A
period 2002-03-31
COEUR D ALENE MINES CORP
filed 2002-08-19
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 3 TO
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

We filed our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 with the Securities and Exchange Commission (“SEC”) on May 15, 2002, filed our Amendment No. 1 to the Quarterly Report on Form 10-Q/A containing a change to the facing page on May 20, 2002 and filed Amendment No. 2 to the Quarterly Report on Form 10-Q/A on July 26, 2002 to amend and restate Items 1 and 2 in their entirety. We are filing this Amendment No. 3 to the Quarterly Report on Form 10-Q/A to amend and restate Items 1 and 2 in their entirety. For the purpose of this Amendment No. 3 to the Quarterly Report on Form 10-Q/A, we have amended and restated in its entirety our original Quarterly Report on Form 10-Q filed on May 15, 2002, as amended by Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 20, 2002 and Amendment No. 2 to the Quarterly Report on Form 10-Q/A filed on July 26, 2002. In order to preserve the nature and character of the disclosures as of May 15, 2002, no attempt has been made in this Amendment No. 3 to the Quarterly Report on Form 10-Q/A to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2002.

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

     Inventories: Inventories include ore on leach pads, ore in the milling process, concentrates, doré and ore in stock piles. Ore is that part of the mineral deposit which can be economically extracted. The classification of inventory is determined by the stage the ore is at in the production process. The gold and silver content of inventories of ore on leach pads is calculated based on samples taken of the ore prior to placement on the leach pad. The ore on leach pads is then valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver is not placed on the leach pad and is classified as waste with no value. Inventories of ore in stock piles and ore in the milling process are also sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. Only the material the Company considers to be ore is assigned costs and all costs associated with mining or moving waste is allocated to the ore mined and moved during the period. Inherent in estimating net realizable value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. There have been no adjustments to the recovery rates used in estimated net realizable value for the periods presented in these financial statements. Management evaluates this estimate on an ongoing basis. Adjustments to the recovery rate are accounted for prospectively. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and doré inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

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

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry, are determined based on the Company’s estimates for the life of mine strip ratio for each mine and is a method used to smooth out mining production costs over the life of the mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping asset was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then-current ratio of 2.2 to 1 (waste to ore). The deferred stripping asset has been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At December 31, 2001, 2000 and 1999, the book value of the deferred stripping asset was $1.7 million, $2.1 million and $4.7 million, respectively. The amounts that were amortized for the years ended December 31, 2001, 2000 and 1999 were $0.4 million, 0.5% of production costs; $2.6 million, 3% of production costs; and $1.9 million, 2.7% of production costs, respectively.

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property, plant and equipment, operating mineral property, development property, and deferred operating costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, all assets at a particular mine are used together to generate cash flow. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have material effect on the Company’s financial position and results of operations (see note D).

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

NOTE D: Restricted Investments

     The Company, under the terms of its lease, self insurance, and mine reclamation and remediation bonding agreements with certain banks, lending institutions and regulatory agencies is required to collateralize certain portions of the Company’s future obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At March 31, 2002 and December 31, 2001, the Company had certificates of deposit under these agreements of $11.5 million and $11.2 million, respectively, restricted for this purpose.

     The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. Mine closure and reclamation activity generally commences immediately after a mine depletes its proven and probable reserves. The time to complete all closure activity is mine dependent, but generally occurs over a period of several years. In order to release the collateral, the Company must seek approval from certain governmental agencies responsible for monitoring mine closure status. Collateral may also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a high probability that the collateral will remain in place beyond the twelve month period ending March 31, 2003, and has therefore classified these investments as long-term.

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

     The following table sets forth the amounts of gold and silver produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company’s ownership interest, and the cash and full costs of such production during the three-month periods ended March 31, 2002 and 2001:

	THREE MONTHS ENDED
	March 31

	2002	2001

ROCHESTER MINE
Gold ozs	16,423	19,457
Silver ozs	1,415,767	1,501,649
Cash Costs per equiv. oz./silver (Note B)	$3.87	$3.35
Full Costs per equiv. oz./silver	$4.74	$5.03
GALENA MINE
Silver ozs	1,473,542	1,107,941
Cash Costs per equiv. oz./silver (Note B)	$3.97	$4.36
Full Costs per equiv. oz./silver	$4.62	$5.01
PRIMARY SILVER MINES
Consolidated Cash Costs per equivalent oz. of silver (Note B)	$4.02	$4.02
PETORCA MINE (Note A)
Gold ozs	N/A	7,159
Silver ozs	N/A	22,127
Cash Costs per oz./gold (Note B)	N/A	$340
Full Costs per oz./gold	N/A	$349
PRIMARY SILVER MINES
Consolidated Cash Costs per equivalent oz. of gold	N/A	$354
CONSOLIDATED TOTAL METAL PRODUCTION
Gold ozs	16,423	26,678
Silver ozs	2,889,309	2,631,717

     Note A: The Company suspended operations at the Petorca Mine in the third quarter of 2001, and does not expect to re-open this mine in the foreseeable future.

     Note B: Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See the tables presented immediately below for a reconciliation of this non-GAAP measure to GAAP production costs.

     The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs:

Three months ended March 31, 2002
	Rochester	Galena	Cerro Bayo	Total

Production of Silver (ounces)	1,415,767	1,473,542	—	2,889,309
Production of Gold (ounces)			—	—
Cash Costs per ounce	$3.87	$3.97

Total Cash Costs (thousands)	$5,474	$5,843	$—	$11,318
Add/Subtract:
Third Party Smelting Costs	(241)	(2,061)	—	(2,302)
By-Product Credit	4,652	891	—	5,543
Accrued Reclamation Costs	265	159	—	424
Inventory Variations	2,902	129	—	3,031

Production Costs (GAAP)	$13,052	$4,962	$—	$18,014

Three months ended March 31, 2001
	Rochester	Galena	Cerro Bayo	Total

Production of Silver (ounces)	1,501,649	1,107,941	—	2,609,590
Production of Gold (ounces)	—	—	7,159	7,159
Cash Costs per ounce	$3.35	$4.36	$340.13

Total Cash Costs (thousands)	$5,029	$4,829	$2,435	$12,294
Add/Subtract:
Third Party Smelting Costs	(218)	(599)	(668)	(1,485)
By-Product Credit	4,949	423	350	5,722
Accrued Reclamation Costs	429	116	—	545
Inventory Variations	1,837	407	(1,061)	1,182

Production Costs (GAAP)	$12,026	$5,176	$1,055	$18,257

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

     The Rochester mine produced 1.4 million ounces of silver and 16,423 ounces of gold in the first quarter of 2002 compared to 1.5 million ounces of silver and 19,457 ounces of gold in the first three months of 2001. In 2001 operations were largely confined to gold-rich sections of the pit, which accounted for the high gold output last year. In January and February of 2002, the Company decided to mine lower grade stockpiled ore while completing a review of the life-of-mine plan. As a result, cash costs for the three month period rose to $3.87 per silver equivalent ounce compared to $3.35 per silver equivalent ounce in the prior year. After completion of this analysis, production has increased and cash costs per silver equivalent ounce decreased sharply to $3.66 in March with further declines realized in April.

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

COEUR D’ALENE MINES CORPORATION (Registrant)

Dated August 16, 2002	/s/ Dennis E. Wheeler
DENNIS E. WHEELER President and Chief Executive Officer