Form 10-Q
period 2002-06-30
COEUR D ALENE MINES CORP
filed 2002-08-19
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549'
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 84,918,645 shares were issued and outstanding as of August 15, 2002.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX

                                                                        Page No.

PART I.     Financial Information (unaudited)

Item 1.     Financial Statements
            Consolidated Balance Sheets --
            June 30, 2002 and December 31, 2001                                3

            Consolidated Statements of Operations and
            Comprehensive Loss --
            Three Months and Six Months Ended June 30,
            2002 and 2001                                                      5

            Consolidated Statements of Cash Flows --
            Three Months and Six Months Ended June 30,
            2002 and 2001                                                      6

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     21

PART II.    Other Information

Item 2.     Changes in Securities and Use of Proceeds                         34

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                                       35

Item 6.     Exhibits and Reports on Form 8-K                                  37


SIGNATURES                                                                    38

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------     ------------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                          $  11,955        $  14,714
 Short-term investments                                   763            3,437
 Receivables   and prepaid expenses                     6,217            5,902
 Inventories                                           47,636           46,286
                                                    ---------        ---------
               TOTAL CURRENT ASSETS                    66,571           70,339

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                        100,580           99,096
 Less accumulated depreciation                        (69,390)         (65,422)
                                                    ---------        ---------
                                                       31,190           33,674

MINING PROPERTIES
 Operational mining properties                        121,410          117,555
 Less accumulated depletion                           (82,936)         (79,697)
                                                    ---------        ---------
                                                       38,474           37,858
 Developmental properties                              46,724           46,685
                                                    ---------        ---------
                                                       85,198           84,543

OTHER ASSETS
 Restricted investments                                11,591           11,219
 Debt issuance costs, net of accumulated
   amortization                                         3,585            3,262
 Other                                                  4,537            7,343
                                                    ---------        ---------
                                                       19,713           21,824
                                                    ---------        ---------
                                                    $ 202,672        $ 210,380
                                                    =========        =========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------     ------------
                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $   5,637        $   3,721
 Accrued liabilities                                    8,044            7,561
 Accrued interest payable                               2,274            2,720
 Accrued salaries and wages                             3,947            4,542
 6% convertible subordinated debentures
  due 2002                                                  -           23,171
                                                    ---------        ---------
              TOTAL CURRENT LIABILITIES                19,902           41,715

LONG-TERM LIABILITIES
13 3/8% convertible senior subordinated
 notes due December 2003 (Series I)                    25,327           41,399
13 3/8% convertible senior subordinated
 notes due December 2003 (Series II)
 (net of discount of $5,175)                           16,304                -
6 3/8% convertible subordinated debentures
 due  January 2004                                     65,457           66,270
7 1/4% convertible subordinated debentures
 due October 2005                                      14,394           14,650
Reclamation and mine closure                           13,696           14,462
Other long-term liabilities                             5,663            5,096
                                                    ---------        ---------
              TOTAL LONG-TERM LIABILITIES             140,841          141,877


SHAREHOLDERS' EQUITY

Common Stock, par value $1.00 per share-
 authorized 125,000,000 shares, issued
 80,090,060 and 49,278,232 shares at June 30,
 2002 and December 31, 2001 (including 1,059,211
 shares held in treasury), respectively                80,090           49,278
 Capital surplus                                      395,607          388,050
 Accumulated deficit                                 (420,750)        (397,999)
 Shares held in treasury                              (13,190)         (13,190)
 Accumulated other comprehensive income                   172              649
                                                    ---------        ---------

                                                       41,929           26,788
                                                    ---------        ---------
                                                    $ 202,672        $ 210,380
                                                    =========        =========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                      3 MONTHS ENDED          6 MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
                                     (In thousands except for per share data)
REVENUES
Product sales                      $ 19,565    $ 18,213    $ 36,034    $ 36,219
Interest and other                    2,564       1,838       3,092       1,854
                                   --------    --------    --------    --------
     Total Revenues                  22,129      20,051      39,126      38,073

COSTS AND EXPENSES
  Production                         16,262      17,836      34,276      36,093
  Depreciation and amortization       3,533       2,549       5,411       5,366
  Administrative and general          2,464       2,163       4,569       4,440
  Exploration                           983       1,882       1,611       3,274
  Prefeasibility                        960         555       1,782       1,121
  Interest                            5,447       3,638       9,848       7,382
  Other                                 667         856       1,460       1,073
  Loss (gain) on retirement of
   debt                               2,668      (5,791)      2,920      (8,972)
                                   --------    --------    --------    --------
     Total Costs and Expenses        32,984      23,688      61,877      49,777
                                   --------    --------    --------    --------

LOSS BEFORE INCOME TAXES            (10,855)     (3,637)    (22,751)    (11,704)
  Income tax provision                    -           -            -          1
                                   --------    --------    --------    --------

NET LOSS                            (10,855)     (3,637)    (22,751)    (11,705)
  Unrealized holding gain
   (loss) on securities                (578)        296        (477)        711
                                   --------    --------    --------    --------
COMPREHENSIVE LOSS                 $(11,433)   $ (3,341)   $(23,228)   $(10,994)
                                   ========    ========    ========    ========

BASIC AND DILUTED LOSS PER
 SHARE DATA
  Weighted average number of
   shares of Common Stock            67,654      43,100      60,008      39,729
                                   ========    ========    ========    ========
  Net Loss per share
   attributable to Common
   Shareholders                    $  (0.16)   $  (0.08)   $  (0.38)   $  (0.29)
                                   ========    ========    ========    ========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                      3 MONTHS ENDED          6 MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
                                                  (In Thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                         $(10,855)   $ (3,637)   $(22,751)   $(11,705)

  Add (deduct) noncash items:
  Depreciation, depletion, and
   amortization                       3,533       2,549       5,411       5,366
  (Gain) loss on early
   retirement of debt                 2,920      (5,791)      2,920      (8,972)
  Other                                 100         622         917       2,811
  Non-cash interest expense           4,185           -       5,388           -
  Unrealized loss (gain) on
   written calls                          -         158           -        (221)

  Changes in Operating Assets
   and Liabilities:
    Receivables                         864       3,108        (435)      3,927
    Inventories                      (1,348)      1 600       1,374       2,640
    Accounts payable and
     accrued liabilities                698      (8,603)      1,754      (9,811)
                                   --------    --------    --------    --------
      NET CASH PROVIDED BY (USED
       IN) OPERATING ACTIVITIES          97      (9,994)     (5,422)    (15,965)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchases of short-term
   investments                         (782)       (468)       (782)     (1,723)
  Proceeds from sales of short-
   term investments                   2,420         337       3,684       5,603
  Proceeds from sale of assets            6           -           6      14,733
  Expenditures on mining assets      (3,177)     (1,908)     (4,731)     (3,885)
  Other                                 115        (303)        (22)       (562)
                                   --------    --------    --------    --------

      NET CASH (USED IN) PROVIDED
       BY INVESTING ACTIVITIES       (1,418)     (2,342)     (1,845)     14,166

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Retirement of debt                 (9,427)          -      (9,427)          -
  Proceeds from issuance of
   long-term debt, net of
   issuance costs                    14,050           -      14,050           -
  Other                                 (54)        (75)       (115)       (371)
                                   --------    --------    --------    --------

      NET CASH PROVIDED BY (USED
       IN) FINANCING ACTIVITIES       4,569         (75)      4,508        (371)
                                   --------    --------    --------    --------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                     3,248     (12,411)     (2,759)     (2,170)
  Cash and cash equivalents at
   beginning of period                8,707      45,468      14,714      35,227
                                   --------    --------    --------    --------

Cash and cash equivalents at
 end of period                     $ 11,955    $ 33,057    $ 11,955    $ 33,057
                                   ========    ========    ========    ========

See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A:  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation ("Coeur" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B:  Summary of Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera CDE Petorca, Coeur Australia and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

     Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer. The effects of forward sales contracts and purchased put contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. All by-product sales and third party smelting and refining costs are recorded as revenue product sales. By-product sales are primarily derived from copper which is produced as part of the silver recovery process at Coeur Silver Valley. On an annual basis, by-product sales represent less than 5% of revenues recognized as product sales.

     Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States and Chile with a minimum credit rating of A1 as defined by Standard & Poor's. The Company's management believes that no concentration of credit risk exists with respect to investment of its cash and cash equivalents.

     Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. Any decline in market value judged to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net loss.

     Inventories: Inventories include ore on leach pads, ore in the milling processes, concentrates, dore and ore in stock piles. The classification of inventory is determined by the stage at which the ore is in the production process. The gold and silver content of inventories of ore on leach pads is calculated based on samples taken of the ore prior to placement on the leach pad. The ore on leach pads is then valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver is not placed on the leach pad and is classified as waste with no value. Inventories of ore in stock piles and ore in the milling process are also sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. Inherent in estimating net realizable value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. There have been no adjustments to the recovery rates used in estimated net realizable value for the periods presented in these financial statements. Management evaluates this estimate on an ongoing basis and adjustments are accounted for prospectively. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dore inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

     Property, Plant, and Equipment: Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

     Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property's potential is variable and is determined by many factors including: location relative to existing infrastructure, the property's stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have material effect on the Company's financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that established a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact on the Company upon adoption.

     Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2002 and December 31, 2001, the Company had certificates of deposit under these agreements of $11.6 million and $11.2 million, respectively, restricted for this purpose. The ultimate timing for the release of the colaterallized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond the twelve-month period ending December 31, 2002, and has therefore classified these investments as long-term.

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company's estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore) for the periods presented in the Statements of Operations. The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At June 30, 2002 and December 31, 2001 the carrying amount of the deferred stripping costs were $1.6 million and $1.7 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels the amortization would be no less than four years. The amounts that were amortized for the six months ended June 30, 2002 and June 30, 2001 were $0.1 million and $0.2 million, respectively which we included in depreciation and depletion in the Statement of Operations.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and change the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

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

     Comprehensive Income: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges, the effective portions of hedges and unrealized gains and losses on investments classified as available-for-sale.

     Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in 2001 and 2000.

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

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation. The Company has reclassified restricted investments to long-term restricted investments on December 30, 2001 balance sheet to conform to the June 30, 2002 balance sheet.

Note C: Business Acquisitions

     On April 2, 2002, the Company completed the acquisition of Compania Minera Polimet S.A. ("Polimet") from Yamana Resources Inc. ("Yamana") for $2.5 million in cash. The acquisition of Polimet has been accounted for under the purchase method of accounting in accordance with APB No. 16. The carrying values of assets and liabilities other than the mining properties have been estimated to approximate fair market value. Polimet owns 100% of the Martha Mine and an exploration land package consisting of approximately 202,000 acres located in the western portion of the Santa Cruz Province, Argentina. The results of operations of Polimet has been included in the Company's financial statements for the time period after the date of acquisition, April 2, 2002. Coeur also acquired warrants to purchase 10 million common shares of Yamana for an additional $600,000. The Company purchased 5 million shares in May, and may purchase 2.5 million shares in September, and 2.5 million shares in December.

NOTE D: Inventories

     Inventories are comprised of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
                                                      ----------    ------------
                                                             (In Thousands)
     In process, stockpiles and on leach pads          $ 36,603       $ 39,794
     Concentrate and dore' inventory                      5,886          1,567
     Supplies                                             5,147          4,925
                                                       --------       --------
                                                       $ 47,636       $ 46,286
                                                       ========       ========
     Long-term in process and on leach pads            $     -        $  2,725
                                                       ========       ========

     Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred or estimated net realized value, less costs allocated to minerals recovered through the leaching and milling processes. Inherent in estimating net realized value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. All inventories are stated at the lower-of-cost or market, with cost being determined using the first-in, first-out and weighted-average-cost methods. Concentrate and dore inventory includes product at the mine site and product held by refineries.

NOTE E:  Income Taxes

     The Company has reviewed its net deferred tax asset as of June 30, 2002, together with net operating loss carry forwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved at June 30, 2002 and December 31, 2001.

NOTE F:  Long-Term Debt and Supplemental Cash Flow Information

     In May 2002, The Company issued $21.5 million principal amount of new Series II 13 3/8% Convertible Senior Subordinated Notes ("Series II Notes") due December 2003, for proceeds of approximately $14.1 million, net of discount of $5.5 million and offering costs of approximately $1.9 million. Proceeds from this transaction were used to retire the outstanding $9.4 million of 6% Convertible Subordinated Debentures due June 10, 2002 upon their maturity along with accrued interest and for general corporate purposes. The new Series II Notes were issued on similar terms, subject to certain contingent provisions, as the Company's previously issued, currently outstanding Series I 13 3/8% Convertible Senior Subordinated Notes ("Series I Notes") due December 31, 2003.

     During the 2nd quarter of 2002, the Company repurchased $10.3 million, $0.8 million and $0.3 million principal amount of its outstanding 6%, 6-3/8% and 7-1/4% Convertible Subordinated Debentures, respectively, in exchange for 11.9 million shares of common stock and recorded a loss on retirement of debt of approximately $2.9 million. In addition, holders of $10.3 million of the Series I Notes voluntarily converted such Notes, under the terms of the indenture, into approximately 7.7 million shares of common stock. The Company also issued 2.7 million shares of common stock as payment of $4.2 million of accrued interest on the 13 3/8% Notes.

     During the 1st quarter of 2002, the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.4 million shares of common stock. In addition, holders of $5.7 million principal amount of Series I Notes voluntarily converted their Notes into 5.1 million shares of common stock.

     During the 2nd quarter of 2001, the Company repurchased $11.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 4.3 million shares of common stock.

     During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 1.8 million shares of common stock.

NOTE G:  Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer.

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties, the Kensington development property, and the Company's exploration programs, which includes the San Bartolome silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Cominco Ltd.), in the United States (Asarco Inc.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Goldman Sachs, Morgan Stanley, Mitsui and N.M. Rothschild.

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

Segment Reporting
(In Thousands)
                                             Rochester     Galena     Cerro Bayo    Petorca    Exploration     Other        Total
                                             --------------------------------------------------------------------------------------
Six Months Ended June 30, 2002

Total net sales and revenues                  $ 24,992    $ 13,275     $      -    $      -      $     -     $    859     $ 39,126
===================================================================================================================================

Depreciation and depletion                       2,137       1,629        1,407           -            9          229        5,411
Interest income                                      -           -            -           -            -          181          181
Interest expense                                     -           -          776           -            -        9,072        9,848
Gain on forward sale contracts                       -           -            -           -            -           62           62
Write-down of mine property and other                          245          396                                   819        1,460
Loss on early retirement of debt                     -           -            -           -            -       (2,920)      (2,920)
Profit (loss)                                   (1,420)      4,004        1,193           -         (375)      (6,451)      (3,049)

Investments in non-consolidated affiliates           -           -            -           -            -            -            -
Segment assets (A)                              63,144      27,642       28,641         501           35       51,863      171,826
Capital expenditures for property                  300         582        2,164           -            -        1,685        4,731

Six Months Ended June 30, 2001

Total net sales and revenues                  $ 24,409    $  8,531     $    160    $  3,451      $     -     $  1,522     $ 38,073
===================================================================================================================================

Depreciation and depletion                       3,775       1,154            -         265           11          161        5,366
Interest income                                      -           -            1           2            -        1,148        1,151
Interest expense                                     -           -            -           -            -        7,382        7,382
Gain on forward sale contracts                       -           -            -           -            -          221          221
Income tax (credit) expense                          -           1            -           -            -            -            1
Gain on early retirement of debt                     -           -            -           -            -        8,972        8,972
Profit (loss)                                    1,976      (1,723)      (1,528)     (1,050)        (810)      (4,941)      (7,076)

Investments in non-consolidated affiliates           -           -            -           -            -           12           12
Segment assets (A)                              76,437      27,526       23,296       2,885          183       57,003      187,330
Capital expenditures for property                  611       1,730          801           -           30          713        3,885

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)                                        Six Months Ended June 30,
                                                       2002             2001
                                                    ----------       ----------
(Loss)
Total loss from reportable segments                 $  (3,049)       $  (7,076)
Depreciation, depletion and amortization
 expense                                               (5,411)          (5,366)
Interest expense                                       (9,848)          (7,382)
(Loss) gain on early retirement of debt                (2,920)            8,972
Other                                                  (1,523)            (852)
                                                    ---------        ---------
     Loss before income taxes                       $ (22,751)       $ (11,704)
                                                    =========        =========

                                                             June 30,
                                                       2002             2001
                                                    ----------       ----------
Assets
Total assets for reportable segments                $ 171,826        $ 187,330
Cash and cash equivalents                              11,955           33,057
Short-term investments                                    763            3,951
Other assets                                           18,128           17,340
                                                    ---------        ---------
     Total consolidated assets                      $ 202,672        $ 241,678
                                                    =========        =========

Geographic Information
(In thousands)                                                       Long-Lived
June 30, 2002                                        Revenues          Assets
                                                    ----------       ----------
United States                                       $  39,419        $  75,080
Chile                                                    (293)          21,922
Bolivia                                                     -           18,850
Other Foreign Countries                                     -            2,121
                                                    ---------        ---------
Consolidated Total                                  $  39,126        $ 117,973
                                                    =========        =========

                                                                     Long-Lived
June 30, 2001                                        Revenues          Assets
                                                    ----------       ----------
United States                                       $  36,016        $  88,394
Chile                                                   1,857           21,406
Bolivia                                                    -            18,850
Other Foreign Countries                                   200              559
                                                    ---------        ---------
Consolidated Total                                  $  38,073        $ 129,209
                                                    =========        =========

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H:  Hedging

     For the first half of 2001 the Company recorded a realized loss of approximately $0.2 million in connection with its hedge program. The Company has 14,000 ounces in forward sales in its gold protection program, whereby over the next six months the Company will receive an average price of $320.

     The following table summarizes the information at June 30, 2002 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                                            Fair
                                                                                                            Value
(dollars in thousands)       2002       2003       2004        2005      2006    Thereafter     Total      6/30/02
-------------------------------------------------------------------------------------------------------------------

Liabilities
  Long Term Debt (prior
   to exchange)                                                                                            $128,820
  Fixed Rate               $     -    $46,806    $ 65,457    $ 14,394    $  -       $  -      $126,657
  Average Interest Rate     10.668%     9.061%      7.006%      7.250%

Derivative Financial
 Instruments
  Gold Forward
  Sales - USD                                                                                              $     21
    Ounces                  14,000          -           -           -       -          -             -
    Price Per Ounce        $320.00          -           -           -       -          -             -

Foreign Currency
 Contracts
  Chilean Peso - USD       $ 1,500    $ 2,100           -           -       -          -             -        $-(A)
  Exchange Rate                705        705           -           -       -          -             -
   (CLP to USD)
(A. Entered into
August 1, 2002)

     Fair value is determined by trading information on or near the balance sheet date. Long term debt represents the face amount of the outstanding convertible debentures and timing of when these become due. Interest rates presented in the table are calculated using the weighted average of the outstanding face amount of each debenture for the period remaining in each period presented. All long term debt is denominated in US dollars.

NOTE I:  New Accounting Standards and Requirements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS 145, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. The Company has not yet adopted such standard and will adopt such standard in fiscal 2003 in accordance with the effective date and transition guidance provided for in SFAS 145. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on its financial position and results of operations.

     The adoption of SFAS No. 145 will require the disclosure for gains or losses on the extinguishment of debt to not be extraordinary if they do not meet the criteria in APB Option No. 30.

NOTE J:  Litigation and Other Events

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. Pursuant to the terms of the Consent Decree dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $600,000, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Calladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty would run for 15 years commencing five years after effectiveness of the settlement.

Noranda Smelter Strike
     On June 18, 2002 we received notification from Noranda that the employees working at the smelter in Quebec were on strike. This smelter is where Coeur Silver Valley ships essentially 100% of its concentrate. Under the terms of our contract with Noranda, they have declared a "Force Majure" and do not have to accept the concentrate sent to them by the Company's Galena Mine. Noranda has agreed to accept 650 tonnes of the Galena concentrate, which represents almost 100% of the concentrate produced by Coeur Silver Valley. Although there is no written contract for Noranda to continue to accept this amount, the Company is currently looking for alternative purchasers of the concentrate, and has been able to spot sell 400 tonnes to an alternative purchaser. Management believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. However, the Company would see a significant decrease in product sales from Coeur Silver Valley in the event Noranda does not continue to do so.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis includes references to total cash costs per ounce of gold and silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP "Production Expenses" is also provided here-in and should be referred to when reading the total cash cost per ounce measurement.

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

     The average prices of silver(Handy & Harmon)and gold(London Final)for the first half of 2002 were $4.63 and $301 per ounce, respectively. The market prices of silver and gold on August 9, 2002 were $4.67 per ounce and $312.95 per ounce, respectively.

     The Company's currently operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, the Cerro Bayo and Furioso Mines in Chile, and the Mina Martha mine in Argentina.

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

     The following table sets forth the amounts of silver and gold produced by the mining properties owned by the Company or in which the Company has an interest, based on the amounts attributable to the Company's ownership interest, and the cash and full costs of such production during the three-month and six-month periods ended June 30, 2001 and 2002:

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                ----------------------    ----------------------
                                   2002         2001         2002         2001
                                ---------    ---------    ---------    ---------

ROCHESTER MINE
  Gold ozs.                        17,132       20,504       33,555       40,023
  Silver ozs.                   1,637,443    1,488,598    3,053,210    2,990,247
 *Cash Costs per oz./silver         $2.81        $3.15        $3.30        $3.25
  Full Costs per oz./silver         $3.65        $4.32        $4.15        $4.68

Galena Mine
   Silver ozs.                  1,383,449    1,032,966    2,856,991    2,140,907
 *Cash Costs per oz./silver         $4.14        $4.61        $4.05        $4.48
  Full Costs per oz./silver         $4.86        $5.30        $4.74        $5.15

CERRO BAYO MINE
  Gold ozs.                         5,919          N/A        5,919          N/A
  Silver ozs.                     260,543          N/A      260,543          N/A
 *Cash Costs per oz./silver         $2.34          N/A        $2.34          N/A
  Full Costs per oz./silver         $6.01          N/A        $6.01          N/A

PRIMARY SILVER MINES
 *Consolidated Cash Cost
   per ounce of silver              $3.34        $3.75        $3.61        $3.77

PETORCA MINE
  Gold ozs.                           N/A        6,772          N/A       13,931
  Silver ozs.                         N/A       35,610          N/A       57,737
 *Cash Costs per oz./gold             N/A         $319          N/A         $330
  Full Costs per oz./gold             N/A         $338          N/A         $349

PRIMARY GOLD MINES
 *Consolidated Cash Cost
   per ounce of gold                  N/A         $319          N/A         $330

CONSOLIDATED PRODUCTION TOTALS
  Gold ozs.                        23,051       27,276       39,474       53,954
  Silver ozs.                   3,281,435    2,557,174    6,170,744    5,188,891

* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

Note: "Cash Costs per Ounce" are calculated by dividing the cash costs computed for each of the Company's mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis.

By calculating the cash costs from each of the Company's mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating.

"Cash Costs" are costs directly related to the physical activities of producing silver and gold and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the "Gold Institute Production Cost Standard" applied consistently for all periods presented.

Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes, In addition, see the reconciliation of "cash costs" to production costs under the "Costs and Expenses" set forth below:

Operating Highlights

South America

Cerro Bayo (Chile)
o    Commenced production on April 18, 2002
o    260,500 ounces of silver and 6,000 ounces of gold produced
o    Cash costs of $2.34 per silver ounce*
o Projecting 3.6 million ounces of silver and 52,000 ounces of gold production during 2002 at an average cash cost of under $0.50 per silver ounce*

     Operations commenced at Cerro Bayo on April 18, 2002, approximately one month ahead of schedule. During the quarter, mining took place primarily from the main Lucero and Luz Eliana veins, which are proving to be wider than originally anticipated. Cash costs during the quarter were $2.34 per silver ounce*. However, the Company expects these operating costs to decrease during the third and fourth quarters as grades and tons to the mill increase.

     During underground ramp development, Coeur intersected several significant vein structures that contain high-grade mineralization. Positive results were generated from Coeur's surface exploration work

* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses."

during the first six months of 2002, which was focused on expanding the ore reserves within the immediate area of operation.

     As a result of the Company's continued exploration success, it will be conducting an aggressive $1.2 million exploration program at Cerro Bayo throughout the remainder of 2002. The objectives of this program are to (i) increase existing reserves by focusing on the known and newly identified vein structures located within the immediate area of operations; and to (ii) establish the presence of non-reserve mineral material and confirm the geological potential along strike extensions of the known vein structures 500 to 600 meters to the north and south of the existing operations.

     Thus far this year, Coeur has spent $268,000 on exploration at Cerro Bayo, which resulted in the discovery of 2.2 million silver equivalent ounces, representing a 15% increase in reserves. Since commencing exploration at Cerro Bayo in 2000, the Company's average discovery cost per ounce has averaged approximately $0.09 per ounce of silver.

Martha (Argentina)
o    Acquisition of Martha was completed during the second quarter
o    Began trucking ore to Cerro Bayo for blending and processing
o Projected to contribute 1.6 million ounces of silver production to Cerro Bayo during 2002

     Coeur completed the acquisition of 100% of the Martha high-grade silver mine on April 3, 2002 for $2.5 million in cash. The first truck left Martha for Cerro Bayo during the last week of June, and 37 trucks were sent from Martha in July containing a total of 900 tons of high-grade ore.

     Mine development continues and an exploration program designed to identify deeper and lateral extensions of the Martha vein began August 6, 2002. This program will also drill into a new parallel vein located approximately 30 meters away from the Martha vein. Finally, these exploration efforts during the second half of 2002 will include a review of the 202,000 acres of prospective property Coeur acquired as part of its transaction.

     At the time Coeur acquired Martha, the Company estimated total reserves of 19,000 tons at an average silver equivalent grade of 143 ounces per ton.

North America

Rochester Mine (Nevada)
o 1.6 million ounces of silver and 17,000 ounces of gold produced during the second quarter

o 3.1 million ounces of silver and 33,500 ounces of gold produced during the first six months of 2002
o Cash costs of $2.81 per ounce of silver* during the second quarter - a 24% decrease from first quarter
o Projecting approximately 6.5 million ounces of silver and 50,000 ounces of gold production for 2002 at an average cash cost of approximately $3.70 per ounce of silver*

     After a slow start to the year, Rochester rebounded with an improved second quarter, reducing cash operating costs by over 24% to $2.81 per ounce* and increasing silver production 16% to 1.6 million ounces compared to the first quarter of 2001. Mine management made several modifications to the mine plan, plant and heaps during the first six months of the year in order to generate the efficiencies reflected in these second quarter results.

     Mining at the Nevada Packard satellite deposit, located one and one-half miles to the south of Rochester, is expected to commence late in the third quarter. Road construction and development of access to the pit is currently underway.

Coeur Silver Valley - Galena Mine  (Idaho)
o 1.4 million ounces of silver produced during the quarter, representing a 34% increase over 2001 second quarter production levels
o Cash costs of $4.14 per ounce* during the second quarter - an 11% decrease from last year's second quarter
o Projecting 5.0 million ounces of silver production for 2002 at an average cash cost of approximately $3.92 per ounce - a 15% decrease from 2001 levels*

     Coeur Silver Valley continued to exceed anticipated levels of production at historically low cash operating costs during the second quarter. Mechanized mining continues to be the primary reason for these significant operational improvements. Year to date, Silver Valley has realized silver grades that are 3 to 4 ounces per ton higher than historical levels. In addition, several compilation studies that were implemented over the past two years have allowed Coeur to mine old areas of the mine that contain higher-grade mineralization that were not reflected in the mine's 2002 mine plan.

* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses."

Development and Exploration Projects

San Bartolome (Bolivia)
o    Feasibility study expected to be completed during the fourth quarter
o    Expect to make a financing decision by year-end
o Impact of tin continues to be studied. Preliminary results indicate that 80% of the deposit can yield an economic tin concentrate

Puchuldiza (Chile)
o Consistent with Coeur's focus on silver, the Company signed an exploration agreement with Barrick Gold Corporation late in 2001 covering Coeur's Puchuldiza gold property located in northern Chile.
o During the second quarter, Barrick reported encouraging results from initial field work at Puchuldiza and believes that there are positive implications for the potential for a significant mineralized gold system at depth.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2002 Compared to
     Three Months Ended June 30, 2001.

Revenues

     Product sales in the second quarter of 2002 increased by $1.4 million, or 7%, from the second quarter of 2001 to $19.6 million. The increase in sales is attributable to an increase in realized silver and gold prices of $4.82 and $304 per ounce, respectively in the second quarter of 2002 compared to $4.37 and $273 in the same quarter of 2001. The change in metal prices amounted to $1.9 million of the change between periods. This increase was offset by increased smelting and refining costs and reduced by-product sales which amounted to a decrease of $0.5 million. In the second quarter of 2002, the Company produced a total of 3,281,435 ounces of silver and 23,051 ounces of gold compared to 2,557,175 ounces of silver and 27,276 ounces of gold in the second quarter of 2001.

     Interest and other income in the second quarter of 2002 increased by $0.7 million compared with the second quarter of 2001. The increase is due to a gain recorded for the receipt of insurance proceeds at the Galena mine of $1.5 million for a business interruption claim offset by less interest income received as a result of decreased interest rates and lower cash balances resulting in $0.8 million of the decrease.

Costs and Expenses

     Production costs in the second quarter of 2002 decreased by $1.6 million, or 9%, from the second quarter of 2001 to $16.3 million. The decrease in production costs is a result of efficiencies gained earlier this year at both Rochester and Galena mines.

     The following tables are a reconciliation between the non-GAAP measure cash costs and production costs reported in the Statement of Operations:

Three months ended June 30, 2002     Rochester      Galena      Cerro Bayo      Total
                                     ----------------------------------------------------
Production of Silver (ounces)        1,637,443    1,383,449       260,543       3,281,435

Cash Costs per ounce                 $    2.81    $    4.14      $   2.34
                                     ----------------------------------------------------

Total Cash Costs (thousands)         $   4,601    $   5,728      $    609       $  10,938

Add/Subtract:
  Third Party Smelting Costs              (243)      (1,991)         (195)         (2,429)
  By-Product Credit                      5,765          845         1,553           8,163
  Accrued Reclamation Costs                309          164             -             473
  Inventory Variations                   1,520         (436)       (1,967)           (883)
                                     ----------------------------------------------------
  Production Costs                   $  11,952    $   4,310      $      -       $  16,262


Three months ended June 30, 2001     Rochester      Galena       Petorca        Total
                                     ----------------------------------------------------
Production of Silver (ounces)        1,488,598    1,032,966                     2,521,564
Production of Gold (ounces)                                         6,772           6,772

Cash Costs per ounce                 $    3.15    $    4.61      $    319
                                     ----------------------------------------------------

Total Cash Costs (thousands)         $   4,689    $   4,762      $  2,158       $  11,609

Add/Subtract:
  Third Party Smelting Costs              (198)      (1,964)         (735)         (2,896)
  By-Product Credit                      5,697          627           865           7,188
  Accrued Reclamation Costs                297          167             -             464
  Inventory Variations                     350          242           878           1,470
                                     ----------------------------------------------------
  Production Costs                   $  10,836    $   3,834      $  3,166       $  17,836

     Depreciation and amortization increased in the second quarter of 2002 by $1.0 million, or 39%, from the prior year's second quarter, due to increased depletion taken at the Rochester and Galena mines due to increased production of silver at the mines.

     Exploration expenses decreased in the second quarter of 2002 compared to the same period in 2001 by $0.9 million as exploration was temporarily slowed down due to cash conservation efforts in the first half of 2002. These expenses are expected to increase in the third and fourth quarters.

     Pre-feasibility expenses on the San Bartolome project were $0.4 million higher in the second quarter of 2002 over the same quarter of 2001 as the feasibility study started in late 2001 continued.

     Interest expense increased in the second quarter of 2002 over the second quarter of 2001 to $5.4 million from $3.6 million due to make whole interest payments on conversions of the Series I 13 3/8% Convertible Senior Subordinated Notes of $4.2 million, which requires payment of the interest portion through December 2003, as a provision of the conversion.

     The loss on retirement of debt amounted to $2.9 million in the second quarter ending June 30, 2002 compared to a gain on retirement of debt of $5.8 million in the same quarter of 2001. Refer to Debt Reduction Program discussion for more detail.

Net Loss

     As a result of the above mentioned factors, the Company's net loss amounted to $10.9 million in the second quarter of 2002 compared to a net loss of $3.6 million in the second quarter of 2001. The net loss attributable to common shareholders was $0.16 per share for the second quarter of 2002, compared to $0.08 per share for the second quarter of 2001.

Debt Reduction Program

     During the second quarter of 2002, the Company exchanged a total of 11.9 million common shares for a principal amount of $10.3 million, $0.8 million and $0.3 million of its 6%, 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively. As a consequence of these transactions, the Company recorded a loss on the early retirement of debt of $2.9 million in the second quarter of 2002.

     In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased in aggregate, $11.0 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for 4.3 million shares of common stock. As a result of the transactions, the Company recorded a gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of deferred offering costs.

     Six Months Ended June 30, 2002 Compared to
     Six Months Ended June 30, 2001.

Revenues

     Product sales in the first half of 2002 decreased by $0.2 million, or 1%, from the first half of 2001 to $36.0 million. The decrease in sales is attributable to the decreased production of gold in the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The decrease amounted to 14,500 ounces of gold resulting in a $4.5 million decrease in product sales. This was offset by an increase in silver ounces sold of approximately 982,000 ounces and higher prices realized for the first half of 2002 over 2001 of $4.7 million. In the first half of 2002, the Company produced a total of 6,170,744 ounces of silver and 39,474 ounces of gold compared to 5,188,892 ounces of silver and 53,954 ounces of gold in the first half of 2001. In the first half of 2001, the Company realized average silver and gold prices of $4.64 and $298, respectively, compared with realized average prices of $4.45 and $272, respectively, in the prior year's first half. The decline in gold production was due primarily to the closure of the Company's Petorca mine in August 2001, as well as the reduced production from Rochester. This decreased production was offset by gold production at Cerro Bayo in 2002.

     Interest and other income in the first half of 2002 increased by $1.2 million compared with the first half of 2001. The increase is due to income received for insurance proceeds at the Galena mine of $1.5 million for a business interruption claim offset by less interest income received as a result of decreased interest rates and lower cash balances of $0.3 million.

Costs and Expenses

     Production costs in the first half of 2002 decreased by $1.8 million, or 5%, from the first half of 2001 to $34.3 million. The decrease in production costs is a result of the closure of the Petorca mine in August 2001.

     The following tables are a reconciliation between the non-GAAP measure cash costs to GAAP production costs reported in the Statement of Operations:

Six months ended June 30, 2002       Rochester      Galena      Cerro Bayo      Total
                                     ----------------------------------------------------
Production of Silver (ounces)        3,053,210    2,856,991       260,543       6,170,744

Cash Costs per ounce                 $    3.30    $    4.05      $   2.34
                                     ----------------------------------------------------

Total Cash Costs (thousands)         $  10,076    $  11,571      $    610       $  22,256

Add/Subtract:
  Third Party Smelting Costs              (484)      (4,053)         (195)          4,731)
  By-Product Credit                     10,417        1,736         1,553          13,706
  Accrued Reclamation Costs                573          324             -             897
  Inventory Variations                   4,422         (307)       (1,967)          2,148
                                     ----------------------------------------------------
  Production Costs                    $  5,004    $   9,272      $      -       $  34,276

Six months ended June 30, 2001       Rochester      Galena       Petorca        Total
                                     ----------------------------------------------------
Production of Silver (ounces)        2,990,247    2,140,907                     5,131,154
Production of Gold (ounces)                                        13,931          13,931

Cash Costs per ounce                 $    3.25    $    4.48      $ 329.70
                                     ----------------------------------------------------

Total Cash Costs (thousands)         $   9,718    $   9,591      $  4,594       $  23,903

Add/Subtract:
  Third Party Smelting Costs              (416)      (2,563)       (1,403)         (4,382)
  By-Product Credit                     10,646        1,050         1,214          12,910
  Accrued Reclamation Costs                726          283             -           1,009
  Inventory Variations                   2,188          649          (184)          2,653
                                     ----------------------------------------------------
  Production Costs                   $  22,862    $   9,010      $  4,221       $  36,093

     Depreciation and amortization increased slightly in the first half of 2002 to $5.4 million, from the prior year's first half, due to additional depletion taken at the Rochester and Galena mines based on increased silver production.

     Exploration expense decreased in the first half of 2002 by $1.7 million to $1.6 million as a result of a concerted effort to conserve cash in the first half of 2002. These costs are expected to increase during the second half of 2002.

     Pre-feasibility expenses increased $0.7 million in the first half of 2002 over the first half of 2001 as the San Bartolome feasibility study started in late 2001 continues, and is estimated to be completed in the last quarter of 2002.

     Interest expenses increased $2.5 million in the first half of 2002 compared to 2001 due to make whole interest payments made to holders of the Series I 13 3/8% Convertible Senior Subordinated Notes that converted to common stock during 2002.

     Loss on retirement of debt amounted to $2.9 million for the six months ending June 30, 2002 compared to a gain on retirement of debt of $9.0 million in the same period in 2001. Refer to Debt Reduction Program discussion below for additional detail.

Net Loss

     As a result of the above mentioned factors, the Company's net loss amounted to $22.8 million in the first half of 2002 compared to a net loss of $11.7 million in the first half of 2001. The net loss attributable to common shareholders was $0.38 per share for the first half of 2002, compared to $0.29 per share for the first half of 2001.

Debt Reduction Program

     During the first half of 2002 the Company repurchased $13.8 million, $0.8 million and $1.3 million amount of its outstanding 6%, 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively in exchange for 17.6 million shares of common stock and recorded a loss of approximately $2.9 million. In addition, holders of $16.0 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes voluntarily converted their Notes into approximately 12.8 million shares of common stock.

     In May 2002, the Company issued $21.5 million principal amount of new Series II 13 3/8% Convertible Senior Subordinated Notes due December 2003, for proceeds of $14.1 million, net of discount of $5.5 million and offering costs of approximately $1.9 million.

     In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased in aggregate, $11 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005 in exchange for 4,257,618 shares of common stock. As a result of the transactions, the Company recorded an extraordinary gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of deferred offering costs and taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company's working capital at June 30, 2002 increased by $18.1 million to approximately $46.7 million compared to $28.6 million at December 31, 2001. The increase is a result of retirement of the Company's 6% Convertible Subordinated Debentures Due 2002. The ratio of current assets to current liabilities was 3.3 to 1.0 at June 30, 2002 compared to 1.7 to 1.0 at December 31, 2001.

     Net cash provided by operating activities in the three months ended June 30, 2002 was $0.1 million compared to net cash used in operating activities of $10.0 million in the three months ended June 30, 2001, as a result of reduced liabilities in the second quarter of 2001. Net cash used in investing activities in the 2002 period was $1.4 million compared to net cash used in investing activities of $2.3 million in the prior year's comparable period. The decrease primarily resulted from an increase in proceeds from short-term investments of $2.1 million offest in part by an increase in capital expenditures of $1.6 million. Net cash provided by financing activities was $4.6 million in the second quarter of 2002, compared to $0.1 million used in the second quarter of 2001. The increase was primarily a result of $14.1 million of proceeds received for the issuance of new Series II 13 3/8% Convertible Senior Subordinated Notes offset by the retirement of $9.4 million of 6% Debentures due June 2002. As a result of the above, cash and cash equivalents increased by $3.2 million in the second quarter of 2002 compared to a decrease of $12.4 million for the comparable period in 2001.

     Net cash used in operating activities in the six months ended June 30, 2002 was $5.4 million compared to $16.0 million in the six months ended June 30, 2001 primarily resulting from a decrease in current liabilities of $9.8 million in the first half of 2001. Net cash used in investing activities in the 2002 period was $1.8 million compared to net cash provided by investing activities of $14.2 million in the prior year's comparable period. The decrease primarily resulted from the proceeds received in the prior year of $14.7 million from the sale of the Company's 50% interest in Gasgoyne Gold Mines and offset in part by an increase in capital expenditures of $0.8 million. Net cash provided by financing activities was $4.5 million in the six months of 2002, compared to $0.4 million used in the six months of 2001. The increase was primarily a result of $14.1 million from the proceeds received for the issuance of new Series II 13 3/8% Convertible Senior Subordinated Notes offset by the retirement of 6% Debentures due June 2002, of $9.4 million. As a result of the above, cash and cash equivalents decreased by $2.8 million in the six months of 2002 compared to a decrease of $2.2 million for the comparable period in 2001.

     The Company has improved its working capital position since December 31, 2001 by extinguishing $23.2 million of its 6% Convertible Subordinated Debentures originally due June, 2002, with (a) the proceeds from the issuance in May 2002 of the Series II 13 3/8% Convertible Senior Subordinated Notes due December 2003 and (b) exchanges of common shares. The Company believes it may be able to further reduce its debt obligations by converting additional debt to common equity during the remainder of this year. Capital expenditures for the balance of the year are somewhat discretionary. Management believes that its existing cash and cash flow generated from operations will allow it to meet its obligations for the next twelve months.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. Pursuant to the terms of the Consent Decree dated May 14, 2001, the Company has paid the U.S.

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

Noranda Smelter Strike
     On June 18, 2002 we received notification from Norada that the employees working at the smelter in Quibec were on strike. This smelter is where Coeur Silver Valley ships essentially 100% of its concentrate under the terms of our contract with Noranda they have declared a "Force Majure" and do not have to accept the concentrate sent to them by the Company's Galena Mine. Noranda has agreed to accept 650 tonnes of the Galena concentrate, which represents almost 100% of the concentrate produced by Coeur Silver Valley. Although there is no written contract for Noranda to continue to accept this amount. The Company is currently looking for alternative purchaser's of the concentrate, and have been able to spot sale 400 tonnes to an alternative purchaser. Management believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley, if they don't, the Company would see a significant decrease in produce sales from Coeur Silver Valley.

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


PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Sale of Unregistered Securities

     On May 31, 2002, the Company issued $21.5 million principal amount of a new second series of 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II Notes") to eight institutional investors (the "Investors") for an aggregate purchase price of 16.0 million. The sale was effected without registration under the Securities Act of 1933 (the "Act") in reliance upon
Section 4(2) thereof. The notes were issued pursuant to an Indenture, dated May 31, 2002, (the "Indenture") between the Company and the Bank of New York, as trustee. The terms of the Series II Notes and the Indenture are substantially similar, subject to certain contingent provisions, to the terms of the previously issued 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 and related Indenture, dated August 1, 2001, between the Company and the Bank of New York, as trustee, relating thereto. Each of the Investors qualified as an "accredited investor" within the meaning of Rule 501(a) under the Act.

     The Series II Notes are convertible at any time prior to their maturity on December 31, 2003 at a conversion price of $1.35 per share, subject to adjustment. The Company may elect to automatically convert the Series II Notes at any time prior to maturity if the closing sale price of the Company's common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs prior to maturity, the Company will make a payment to holders in cash or, at the Company's option, in common stock, equal to $211.77 for each $1,000 principal amount of notes, less any interest actually paid prior to automatic conversion. If paid in common stock, the shares of common stock will be valued at 90% of the average of the closing price of the Company's common stock for the five trading days immediately preceding the second trading day prior to the automatic conversion date. If holders elect to convert their Series II Notes prior to maturity and prior to notice of automatic conversion, they will have the right to receive a payment upon conversion equal to $211.77 for each $1,000 principal amount of notes, less interest actually paid, payable in cash or in common stock at the Company's option. If paid in common stock, the shares will be valued at 90% of the average of the closing price of the Company's common stock for the five trading days immediately preceding the second trading day prior to the voluntary conversion date, subject to a minimum valuation equal to the conversion price.

     Pursuant to the terms of the Purchase Agreement and related Registration Rights Agreement, dated as of May 15, 2002, entered into by and among the Company and the Investors, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on June 4, 2002, in order to register the Series II Notes and underlying shares of common stock for resale in the future by the holders thereof under the Act.

     Of the approximately $16.0 million of proceeds from the sale of the Series II Notes, the Company used approximately $10.0 million to pay the entire $9.4 million principal amount of the Company's 6% Convertible Subordinated Debentures due 2002 when they matured on June 10, 2002, plus accrued interest thereon, and the balance for general corporate purposes.

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

     The Company operates in several foreign countries, specifically Bolivia, Argentina and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long-term debt at June 30, 2002 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

                                                                                                            Fair
                                                                                                            Value
(dollars in thousands)       2002       2003       2004        2005      2006    Thereafter     Total      6/30/02
-------------------------------------------------------------------------------------------------------------------

Liabilities
  Long Term Debt (prior
   to exchange)                                                                                            $128,820
  Fixed Rate               $     -    $46,806    $ 65,457    $ 14,394    $  -       $  -      $126,657
  Average Interest Rate     10.668%     9.061%      7.006%      7.250%

Derivative Financial
 Instruments
  Gold Forward
  Sales - USD                                                                                              $     21
    Ounces                  14,000          -           -           -       -          -             -
    Price Per Ounce        $320.00          -           -           -       -          -             -

                                                                                                            Fair
                                                                                                            Value
(dollars in thousands)       2002       2003       2004        2005      2006    Thereafter     Total      6/30/02
-------------------------------------------------------------------------------------------------------------------

Foreign Currency
 Contracts
  Chilean Peso - USD       $ 1,500    $ 2,100                                                                $-(A)
  Exchange Rate                705        705
   (CLP to USD)
(A. Entered into
August 1, 2002)

     Fair value is determined by trading information on or near the balance sheet date. Long term debt represents the face amount of the outstanding convertible debentures and timing of when these become due. Interest rates presented in the table are calculated using the weighted average of the outstanding face amount of each debenture for the period remaining in each period presented. All long term debt is denominated in US dollars.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits.

          99.1  Letter of Certification of the CEO

          99.2  Letter of Certification of the CFO

     b) Form 8-K. The Company filed a Report on Form 8-K on July 23, 2002 (reporting the Company's determination on July 22, 2002 that the firm of Arthur Andersen LLP would no longer serve as the Company's independent accounting firm and the Company's engagement of KPMG LLP to serve as the Company's independent accounting firm).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COEUR D'ALENE MINES CORPORATION
                                       (Registrant)




Dated August 19, 2002                  /S/ Dennis E. Wheeler
                                       ---------------------------------------
                                       DENNIS E. WHEELER
                                       Chairman, President and
                                       Chief Executive Officer




Dated August 19, 2002                  /s/ Geoffrey A. Burns
                                       ---------------------------------------
                                       GEOFFREY A. BURNS
                                       Vice President and
                                       Chief Financial Officer