Form 10-Q/A
period 2002-06-30
COEUR D ALENE MINES CORP
filed 2002-08-29
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended June 30, 2002.

                         COEUR D'ALENE MINES CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Idaho                              1-8641                82-0109423
----------------------            -------------------     --------------------
(State or other jurisdiction          (Commission             (IRS Employer
  of incorporation)                   File Number)        Identification Number)

  505 Front Avenue, P.O. Box "I"
      Coeur d'Alene, Idaho                                          83814
--------------------------------                              -----------------
(Address of principal executive offices)                          (zip code)

         Registrant's telephone number, including area code:  (208) 667-3511

         The undersigned registrant hereby includes the following portion of its Quarterly Report on Form 10-Q for the period ended June 30, 2002, as set forth in the pages attached hereto:

               Part I.         Item 1. Financial Statements.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COEUR D'ALENE MINES CORPORATION

Date: August 29, 2002                  By: /s/ Wayne L. Vincent
                                           -------------------------------------
                                       Wayne L. Vincent
                                       Controller and Chief Accounting Officer

                         COEUR D'ALENE MINES CORPORATION


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002


         We filed our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 with the Securities and Exchange Commission on August 19, 2002. We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q to amend and restate Part I, Item 1 in its entirety. This Amendment No. 1 to the Quarterly Report on Form 10-Q revises Note I ("New Accounting Standards and Requirements") of the Notes to the Consolidated Financial Statements to state that the Company has adopted SFAS No. 145. No other revisions to the Quarterly Report Form 10-Q for the quarter ended June 30, 2002 are made by this amendment.

                   PART I - Financial Information (unaudited)

Item 1.

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

     The Company has elected to early adopt this standard and under SFAS No. 145, the Company has made the determination that its gains and losses from early extinguishment of debt do not fall under APB Opinion No. 30. Consequently, the Company has reclassified all prior extraordinary items relating to the early extinguishment of debt to be included as part of loss from continuing operations.

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