Form 10-Q
period 2002-09-30
COEUR D ALENE MINES CORP
filed 2002-11-14
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            -------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 99,961,479 shares were issued and outstanding as of November 8, 2002.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                   3
           September 30, 2002 and December 31, 2001

           Consolidated Statements of Operations and
           Comprehensive Income (Loss) --                                   5
           Three and Nine Months Ended September 30, 2002
           and 2001

           Consolidated Statements of Cash Flows --                         6
           Three and Nine Months Ended September 30, 2002
           and 2001

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of                         21
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                     35

Item 4.    Controls and Procedures                                         37

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders             37

Item 6.    Exhibits and Reports on Form 8-K                                38

Signatures                                                                 39

Certifications of CEO and CFO                                              40

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
  Cash and cash equivalents                         $   7,217         $ 14,714
  Short-term investments                                  199            3,437
  Receivables and prepaid expenses                      8,116            5,902
  Inventories                                          42,425           46,286
                                                   ---------         ---------
               TOTAL CURRENT ASSETS                    57,957           70,339

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                       100,108           99,096
  Less accumulated depreciation                       (69,448)         (65,422)
                                                    ---------        ---------
                                                       30,660           33,674

MINING PROPERTIES
  Operational mining properties                       122,947          117,555
  Less accumulated depletion                          (84,198)         (79,697)
                                                    ---------        ---------
                                                       38,649           37,858
  Developmental properties                             46,912           46,685
                                                    ---------        ---------
                                                       85,661           84,543

OTHER ASSETS
  Restricted investments                               11,203           11,219
  Debt issuance costs, net of
   accumulated amortization                             1,721            3,262
  Other                                                 5,609            7,343
                                                    ---------        ---------
                                                       18,533           21,824
                                                    ---------        ---------
                                                    $ 192,811        $ 210,380
                                                    =========        =========


See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------
                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $   5,239        $   3,721
  Working capital facility                                942                -
  Accrued liabilities                                   6,167            7,561
  Accrued interest payable                              2,341            2,720
  Accrued salaries and wages                            4,488            4,542
  6% convertible subordinated debentures
   due 2002                                                 -           23,171
                                                    ---------        ---------
              TOTAL CURRENT LIABILITIES                19,177           41,715

LONG-TERM LIABILITIES
  13 3/8% convertible senior subordinated
   notes due December 2003 (Series I)                  15,493           41,399
  13 3/8% convertible senior subordinated
   notes due December 2003 (Series II)
   (net of discount of $1,482)                          5,902                -
  6 3/8% convertible subordinated debentures
   due January 2004                                    65,457           66,270
  7 1/4% convertible subordinated debentures
   due October 2005                                    14,394           14,650
  Reclamation and mine closure                         14,025           14,462
  Other long-term liabilities                           5,795            5,096
                                                    ---------        ---------
              TOTAL LONG-TERM LIABILITIES             121,066          141,877


SHAREHOLDERS' EQUITY

  Common Stock, par value $1.00 per share-
   authorized 250,000,000 shares, issued
   100,345,650 and 49,278,232 shares at
   September 30, and December 31, 2001
   (including 1,059,211 shares held in
   treasury), respectively                            100,346           49,278
 Capital surplus                                      398,904          388,050
 Accumulated deficit                                 (433,090)        (397,999)
 Shares held in treasury                              (13,190)         (13,190)
 Accumulated other comprehensive income                  (402)             649
                                                    ---------        ---------

                                                       52,568           26,788
                                                    ---------        ---------
                                                    $ 192,811        $ 210,380
                                                    =========        =========


See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                   3 MONTHS ENDED            9 MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                               ----------------------    -----------------------
                                 2002         2001         2002         2001
                               ---------    ---------    ---------    ---------
                                   (In thousands except for per share data)
REVENUES
 Product sales                 $  24,424    $  16,224    $  60,458    $  52,443
 Interest and other                2,110          842        5,201        2,696
                               ---------    ---------    ---------    ---------
Total Revenues                    26,534       17,066       65,659       55,139

COSTS AND EXPENSES
Production                        24,648       16,028       58,924       52,121
Depreciation and depletion         2,719        2,678        8,130        8,044
Administrative and general         1,155        2,172        5,724        6,612
Exploration                          786        1,941        2,397        5,215
Prefeasibility                       518          809        2,300        1,930
Interest                           7,583        3,466       17,431       10,848
Other                              1,464        2,298        2,924        3,371
Loss (gain) on
 retirement of debt                    -      (39,245)       2,920      (48,217)
                               ---------    ---------    ---------    ---------
Total Costs and Expenses          38,873       (9,853)     100,750       39,924
                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME
 TAXES                           (12,339)      26,919      (35,091)      15,215
Income tax benefit                     -           15            -           14
                               ---------    ---------    ---------    ---------

NET INCOME (LOSS)                (12,339)      26,934      (35,091)      15,229
Unrealized holding gain
 (loss) on securities               (574)         367       (1,051)       1,078
                               ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)    $ (12,913)   $  27,301    $ (36,142)   $  16,307
                               =========    =========    =========    =========

BASIC INCOME (LOSS) PER
 SHARE DATA
Weighted average number
 of shares of Common Stock        87,742       43,639       69,354       41,047
                               =========    =========    =========    =========

Net Income (Loss) per share       $(0.14)       $0.62       $(0.51)       $0.37
                               =========    =========    =========    =========

DILUTED INCOME (LOSS) PER
 SHARE DATA
Weighted average diluted
 number of shares of Common
 Stock                            87,742       70,754       69,354       52,391
                               =========    =========    =========    =========

Net Income (Loss) per share       $(0.14)       $0.41       $(0.51)       $0.33
                               =========    =========    =========    =========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                   3 MONTHS ENDED            9 MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                               ----------------------    -----------------------
                                 2002         2001         2002         2001
                               ---------    ---------    ---------    ---------
                                                (In Thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)            $ (12,339)   $  26,934    $ (35,091)   $  15,229

  Add (deduct) noncash items:
  Depreciation and depletion       2,719        2,678        8,130        8,044
  (Gain) loss on early
   retirement of debt                  -      (39,245)       2,920      (48,217)
  Other                              294          743        1,212        3,554
  Non-cash interest expense        4,235            -        9,623            -
  Unrealized gain on written
   calls                               -         (259)           -         (480)

  Changes in Operating Assets
   and Liabilities:
    Receivables                   (1,758)        (508)      (2,193)       3,419
    Inventories                    4,914          186        6,288        2,826
    Accounts payable and
     accrued liabilities            (338)        (311)       1,416      (10,122)
                               ---------    ---------    ---------    ---------
    NET CASH USED IN
     OPERATING ACTIVITIES         (2,273)      (9,782)      (7,695)     (25,747)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchases of short-term
   investments                    (8,900)           -       (9,682)      (1,255)
  Proceeds from sales of
   short-term investments          9,116            -       12,800        5,603
  Proceeds from sale of
   assets                            259            -          265       14,733
  Expenditures on mining
   assets                         (3,200)        (900)      (7,931)      (5,253)
  Other                             (452)          (5)        (474)        (567)
                               ---------    ---------    ---------    ---------
    NET CASH (USED IN)
     PROVIDED BY INVESTING
     ACTIVITIES                   (3,177)        (905)      (5,022)      13,261

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Retirement of debt                   -         (445)      (9,427)        (753)
  Proceeds from issuance of
   long-term debt, net of
   issuance costs                   (192)      (1,951)      13,858       (1,951)
  Other                              904         (162)         789         (225)
                               ---------    ---------    ---------    ---------
    NET CASH PROVIDED BY
     (USED IN) FINANCING
     ACTIVITIES                      712       (2,558)       5,220       (2,929)
                               ---------    ---------    ---------    ---------

DECREASE IN CASH AND CASH
 EQUIVALENTS                      (4,738)     (13,245)      (7,497)     (15,415)
Cash and cash equivalents
 at beginning of period           11,955       33,057       14,714       35,227
                               ---------    ---------    ---------    ---------
Cash and cash equivalents
 at end of period              $   7,217    $  19,812    $   7,217    $  19,812
                               =========    =========    =========    =========

See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A:   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation ("Coeur" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

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

     Inventories: Inventories include ore on leach pads, ore in the milling processes, concentrates, dore and ore in stockpiles. The classification of inventory is determined by the stage at which the ore is in the production process. The gold and silver content of inventories of ore on leach pads is calculated based on samples taken of the ore prior to placement on the leach pad. The ore on leach pads is then valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver is not placed on the leach pad and is classified as waste with no value. Inventories of ore in stock piles and ore in the milling process are also sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. Inherent in estimating net realizable value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. There have been no adjustments to the recovery rates used in estimated net realizable value for the periods presented in these financial statements.

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

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of

Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that established a single accounting model, based on the framework of SFAS No. 121, for long-lived assets to be disposed of by sale. The statement was adopted on January 1, 2002, and there was no impact on the Company upon adoption.

     Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2002 and December 31, 2001, the Company had certificates of deposit under these agreements of $11.2 million restricted for this purpose. The ultimate timing for the release of the colaterallized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company's estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore) for the periods presented in the Consolidated Statements of Operations and Comprehensive Income (Loss). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At September 30, 2002 and December 31, 2001 the carrying amount of the deferred stripping costs were $1.6 million and $1.7 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels the amortization would be no less than four years. The amounts that were amortized for the nine months ended September 30, 2002 and September 30, 2001 were $0.1 million and $0.3 million, respectively, which are included in depreciation and depletion in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The Standard will be adopted January 1, 2003, when the Company will record the estimated present value of reclamation liabilities and change the carrying amount of the related asset. Subsequently, the reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. The Company is in the process of quantifying the effect of adoption.

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

     The Company uses foreign currency contracts to hedge its exposure to movements in the foreign currency translation amounts for anticipated transactions in Chilean pesos. These contracts are marked-to-market to other Comprehensive Income (Loss) each reporting period.

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

     Income (Loss) Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The dilutive income per share was $0.39 and $0.33 in the three month and nine month periods ending September 30, 2001. The effect of potentially dilutive stock options outstanding was antidilutive in the three and nine month periods ending September 30, 2002.

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

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation. The Company has reclassified restricted investments to long-term restricted investments in the December 31, 2001 balance sheet to conform to the September 30, 2002 balance sheet.

Note C:   Business Acquisitions and Dispositions

     On November 8, 2002, the company sold certain timber lands to Stimson Lumber Company for the sum of $3,850,000, with net proceeds to the company in the approximate amount of $3,650,000. All mineral and water rights to these lands were reserved to the Company and were not sold as a part of the transaction.

     On August 30, 2002 the Company sold its interest in the Petorca mine and recorded a gain of $1.7 million.

     On April 2, 2002, the Company completed the acquisition of Compania Minera Polimet S.A. ("Polimet") from Yamana Resources Inc. ("Yamana") for $2.5 million in cash. The acquisition of Polimet has been accounted for under the purchase method of accounting in accordance with APB No. 16. The carrying values of assets and liabilities other than the mining properties have been estimated to approximate fair market value. Polimet owns 100% of the Martha Mine and an exploration land package consisting of approximately 202,000 acres located in the western portion of the Santa Cruz Province, Argentina. The results of operations of Polimet have been included in the Company's financial statements for the time period after the date of acquisition, April 2, 2002. Coeur also acquired the right to purchase 10 million common shares of Yamana for an additional $600,000. The Company purchased 5 million shares in May, and 2.5 million shares in September, and is expected to complete the purchase of 2.5 million shares in December.

NOTE D:   Inventories

     Inventories are comprised of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2002             2001
                                                 ------------     -----------
                                                        (In Thousands)
     In process, stockpiles and on leach pads      $ 32,244          39,794
     Concentrate and dore' inventory                  5,542           1,567
     Supplies                                         4,639           4,925
                                                   --------        --------
                                                   $ 42,425        $ 46,286
                                                   ========        ========
     Long-term in process and on leach pads        $     -         $  2,725
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

NOTE E:   Income Taxes

     The Company has reviewed its net deferred tax asset as of September 30, 2002, together with net operating loss carry forwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since 1989, the current level of gold and silver prices and the ability of the Company to use accelerated depletion and amortization methods in the determination of taxable income. As a result, the Company's net deferred tax asset has been fully reserved at September 30, 2002 and December 31, 2001.

NOTE F:   Long-Term Debt and Supplemental Cash Flow Information

     During the 3rd quarter of 2002, holders of $9.9 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") voluntarily converted such notes, in accordance with the original terms, into approximately 7.3 million shares of Common Stock. In addition, 0.8 million shares of common stock were issued as payment for $1.4 million of interest expense on the Series I 13 3/8% Notes.

     During the 3rd quarter of 2002 holders of $14.1 million of Series II 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II 13 3/8% Notes") voluntarily converted such notes, in accordance with the original terms, into approximately 10.4 million shares of common stock. The Series I 13 3/8% Notes and the Series II 13 3/8% Notes are collectively referred to hereinafter as the "13 3/8% Notes." In addition, 1.7 million shares of common stock were issued as payment for $2.8 million of interest expense on the Series II 13 3/8% Notes.

     During the 2nd quarter of 2002 the Company repurchased $10.3 million, $0.8 million and $0.3 million principal amount of its outstanding 6%, 6-3/8% and 7-1/4% Convertible Subordinated Debentures, respectively, in exchange for 11.9 million shares of common stock and recorded a loss of approximately $2.9 million. In addition, holders of $10.3 million of the Series I 13-3/8% Notes voluntarily converted, in accordance with the original terms, into approximately
7.7 million shares of common stock. In addition, 2.7 million shares of common stock were issued as payment for $4.2 million of interest expense on the Series I 13 3/8% Notes.

     In May 2002, the Company issued $21.5 million principal amount of Series II 13 3/8% Notes due December 2003, for proceeds of approximately $13.9 million, net of discount of $5.5 million and net of offering costs of approximately $2.1 million.

     During the 1st quarter of 2002 the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.4 million shares of common stock. In addition, holders of $5.7 million principal amount of Series I 13-3/8% Notes voluntarily converted their Notes into 5.1 million shares of common stock.

     During the 3rd quarter of 2001, the Company issued a total of $43.2 million principal amount of Series I 13 3/8% Notes in connection with an exchange offer extended to the holders of outstanding convertible subordinated debentures.

     During the 3rd quarter of 2001, $1.3 million of the Series I 13 3/8% Notes were converted into approximately 1.2 million shares of common stock.

     During the 2nd quarter of 2001 the Company repurchased $11.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for approximately 4.3 million shares of common stock.

     During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for approximately 1.8 million shares of common stock.

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties, the Kensington development property, and the Company's exploration programs, which includes the San Bartolome silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Cominco Ltd.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank, Morgan Stanley, Mitsui and N.M. Rothschild.

     Intersegment revenues consist of precious metal sales to the Company's metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The other segment includes earnings from unconsolidated subsidiaries accounted for by the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company's cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segment's profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.


Segment Reporting
(In Thousands)

                                     Rochester     Galena    Cerro Bayo    Martha
                                       Mine         Mine        Mine        Mine      Exploration    Other       Total
                                     ---------    --------   ----------   --------    -----------   --------    --------
Nine Months Ended
 September  30, 2002

Total net sales and revenues         $ 38,629     $ 18,178    $  6,269    $    218     $  3,126     $   (761)   $ 65,659

Depreciation and depletion              2,915        2,418       2,327         169           33          268       8,130
Reclamation expense                       863          474           -           -            -            -       1,337
Interest income                             -            -           2           -            -          244         246
Interest expense                            -            -          20           -            -       17,411      17,431
Care and maintenance and other              -          350         614          10            -        1,949       2,924
Write-down of mine property and                        245         396                                   819       1,460
other
Loss on early retirement of debt            -            -           -           -            -       (2,920)     (2,920)
Profit (loss)                          (1,716)       4,609       2,398        (276)        (914)      (6,449)     (2,348)

Segment assets (A)                     58,952       27,642      29,675       3,030       19,286       29,841     168,426
Capital expenditures for property         769        1,484       3,062          73           16           36       5,440


                                     Rochester     Galena    Cerro Bayo   Petorca
                                       Mine         Mine        Mine        Mine      Exploration    Other       Total
                                     ---------    --------   ----------   --------    -----------   --------    --------
Nine Months Ended
 September  30, 2001

Total net sales and revenues         $ 35,814     $ 11,703    $    221    $  5,960     $      -     $  1,441    $ 55,139

Depreciation and depletion              5,497        1,870           -         398           47          232       8,044
Reclamation expense                     1,087          446           -           -            -            -       1,533
Interest income                             -            -           2           3            2        1,441       1,448
Interest expense                            -            -           -           1            -       10,847      10,848
Gain on forward sale contracts              -            -           -           -            -          221         221
Care and maintenance and other              -          355       1,173         486          103          864       2,981
Income tax (credit) expense                 -            1           -           -            -          (15)        (14)
Earnings (losses) from                      -          -             -           -      (1,603)            -      (1,603)
 non-consolidated affiliates
Gain on early retirement of debt            -            -           -           -            -       48,217      48,217
Profit (loss)                           4,067         (768)     (1,688)       (734)      (6,523)      (3,950)     (9,596)

Segment assets (A)                     75,140       28,037      23,182       1,289       19,163       39,060     185,870
Capital expenditures for property         815        2,376         801           -           30        1,231       5,253

Notes:
(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)                                   Nine Months Ended September 30,
                                                      2002             2001
                                                 --------------   --------------
Income (Loss)
-------------
Total loss from reportable segments                $  (2,348)       $  (9,596)
Depreciation, depletion and amortization expense      (8,130)          (8,044)
Reclamation expense                                   (1,337)          (1,533)
Interest expense                                     (17,431)         (10,848)
(Loss) gain on early retirement of debt               (2,920)          48,217
Other                                                 (2,925)          (2,981)
                                                   ---------        ---------
     Loss before income taxes                      $ (35,091)       $  15,215
                                                   =========        =========

                                                          September 30,
                                                      2002             2001
                                                 --------------   --------------
Assets
------
Total assets for reportable segments               $ 168,425        $ 185,870
Cash and cash equivalents                              7,217           19,812
Short-term and restricted investments                 11,402           15,241
Other assets                                           5,766            7,446
                                                   ---------        ---------
      Total consolidated assets                    $ 192,811        $ 228,369
                                                   =========        =========

Geographic Information
----------------------
(In thousands)                                                      Long-Lived
September 30, 2002                                Revenues(a)         Assets
                                                 --------------   --------------
United States                                      $  56,047        $  74,814
Chile                                                  9,395           21,837
Bolivia                                                   -            18,865
Other Foreign Countries                                  217            2,369
                                                   ---------        ---------
Consolidated Total                                 $  65,659        $ 117,885
                                                   =========        =========

                                                                    Long-Lived
September 30, 2001                                  Revenues          Assets
                                                 --------------   --------------
United States                                      $  51,983        $  87,211
Chile                                                  3,548           21,263
Bolivia                                                    -           18,871
Other Foreign Countries                                 (392)             528
                                                   ---------        ---------
Consolidated Total                                 $  55,139        $ 127,873
                                                   =========        =========

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.


NOTE H:   Hedging

     For the first nine months of 2002 the Company recorded a realized loss of approximately $0.2 million in connection with its hedge program. The Company has 30,000 ounces in forward sales in its gold price protection program, whereby over the next 15 months the Company will receive an average price of $324 per ounce.

     The following table summarizes the information at September 30, 2002 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                                             Fair
                                                                                                             Value
(dollars in thousands)        2002       2003       2004       2005       2006     Thereafter     Total     9/30/02
--------------------------------------------------------------------------------------------------------------------
Liabilities
   Long Term Debt
    Fixed Rate              $     -    $22,877    $65,457    $14,394      $  -        $  -      $102,728    $98,026
   Average Interest Rate     10.208%     8.056%     7.006%     7.250%

Derivative Financial
 Instruments
   Gold Forward
    Sales - USD
      Ounces                  6,000     24,000          -          -         -           -        30,000    $     9
      Price Per Ounce       $   325    $   324          -          -         -           -             -

Foreign Currency
 Contracts
   Chilean Peso - USD       $ 1,350    $ 3,000          -          -         -           -      $  4,350    $  (213)
   Exchange Rate                716        716          -          -         -           -             -
   (CLP to USD)

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

NOTE I:   New Accounting Standards and Requirements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Under SFAS No. 145, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS No. 145 may be early adopted, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect.

     The Company has elected to early adopt this standard and under SFAS No. 145, the Company has made the determination that its gains and losses from early extinguishment of debt do not fall under APB Opinion No. 30. Consequently, the Company has reclassified all prior extraordinary items relating to the early extinguishment of debt to be included as part of loss from continuing operations

NOTE J:   Litigation and Other Events

Noranda Smelter Strike

     On June 18, 2002, the Company received notification from Noranda that the employees working at its smelter in Quebec were on strike. This smelter is where Coeur Silver Valley sells essentially 100% of its concentrate. As of September 30, 2002 the employees were on strike, but Noranda had removed the "Force Majure" under the terms of the Company's concentrate sales contract and have continued to purchase the concentrate sent to them by Coeur Silver Valley. Management believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. However, the Company would see a significant decrease in product sales from Coeur Silver Valley in the event that Noranda were to exercise its Force Majure rights. In the third quarter the Company was able to sell 750 tons of concentrate in the spot market to an alternative buyer. In the event that Noranda exercises Force Majure in the future, we would pursue alternative buyers.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc.("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the claims are without merit, and are vigorously defending the suit.

Baugh Class Action

     On January 7, 2002, a private class action suit captioned Baugh vs. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by five families seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. Damages for diminution in property value, trespass and nuisance were claimed. In addition, it was alleged that the court should make provision for medical monitoring and oversight of certain cleanup activities. On October 16, 2002 the court dismissed the complaint in response to motions by the defendants, with leave granted to the plaintiffs to amend their complaint within 60 days from the date of dismissal.


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

     The average prices of silver(Handy & Harman)and gold(London Final)for the first nine months of 2002 were $4.66 and $306 per ounce, respectively. The market prices of silver and gold on November 8, 2002 were $4.56 per ounce and $322 per ounce, respectively.

     The Company's operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, the Cerro Bayo and Furioso mines in Chile, and the Mina Martha mine in Argentina.

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

     The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month and nine-month periods ended September 30, 2002 and 2001:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 ---------------------    ---------------------
                                    2002        2001         2002        2001
                                 ---------   ---------    ---------   ---------
ROCHESTER MINE
  Gold ozs.                         18,885      18,171       52,440      58,194
  Silver ozs.                    1,717,151   1,483,382    4,770,361   4,473,629
  Cash Costs per oz./silver(a)       $2.83       $3.42        $3.11       $3.31
  Full Costs per oz./silver          $3.44       $4.17        $3.87       $4.71

Galena Mine
  Silver ozs.                    1,188,262   1,060,191    4,045,253   3,201,098
  Cash Costs per oz./silver(a)       $4.54       $4.97        $4.20       $4.64
  Full Costs per oz./silver          $5.34       $5.80        $4.91       $5.37

CERRO BAYO MINE
  Gold ozs.                         15,081         N/A       21,000         N/A
  Silver ozs.                      881,348         N/A    1,141,891         N/A
  Cash Costs per oz./silver(a)       $0.91         N/A        $1.21         N/A
  Full Costs per oz./silver          $1.95         N/A        $3.25         N/A

PRIMARY SILVER MINES
  Consolidated Cash Cost per
   ounce of silver                   $2.92       $4.07        $3.33       $3.87

PETORCA MINE(b)
  Gold ozs.                            N/A       3,563          N/A      17,494
  Silver ozs.                          N/A      27,274          N/A      85,012
  Cash Costs per oz./gold(a)           N/A        $306          N/A        $340
  Full Costs per oz./gold              N/A        $331          N/A        $360

PRIMARY GOLD MINES
  Consolidated Cash Cost per
   ounce of gold                       N/A        $306          N/A        $340

CONSOLIDATED PRODUCTION TOTALS
  Gold ozs.                         33,966      21,734       73,440      75,688
  Silver ozs.                    3,786,761   2,570,847    9,957,505   7,759,738


(a) See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

(b)  The Petorca mine ceased production in August 2001 and was sold in August
     2002.

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

"Cash Costs" are costs directly related to the physical activities of producing silver and gold and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals (primarily gold and copper) are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the

"Gold Institute Production Cost Standard" applied consistently for all periods presented.

Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes, In addition, see the reconciliation of "cash costs" to production costs under the "Costs and Expenses" set forth below:

Overview of Operations for the three and nine months ended
September 30, 2002

South America

Cerro Bayo (Chile)

o 881,000 ounces of silver and 15,000 ounces of gold produced during the third quarter at cash costs of $0.91* per ounce of silver.
o Silver production is expected to double and gold production is expected to increase 50% percent in the fourth quarter of 2002; cash costs are expected to decline to $0.65* per ounce of silver.
o    New high-grade vein structures intersected during recent drilling program.
o On track to produce 3.0 million ounces of silver and 44,000 ounces of gold for 2002.

During its first full quarter of operations, Cerro Bayo tripled its silver production and more than doubled its gold production compared to the second quarter of 2002. Cash costs during the quarter were $0.91* per ounce of silver, down 61% from the second quarter, primarily due the increase in silver and gold production.

The Company stepped-up its exploration activities during the third quarter. Four drill rigs are currently active on the property and the program has been designed to increase reserves and mineralized material and improve the Company's geologic understanding of the highly prospective 5 km wide by 10 km long Cerro Bayo mineralized zone. While drilling on the Celia vein - one of the main sources of new reserves - Coeur intersected two new veins. Select values from these intercepts on the new Marta vein located 80 feet west of the Celia vein included 6.6 feet of 36.3 oz/ton silver and 0.17 oz/ton gold and 4.0 feet of
42.9 oz/ton silver and 0.39 oz/ton gold.

--------
* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

Drilling activities are scheduled to continue throughout the fourth quarter.

Martha (Argentina)

o During the third quarter approximately 1,800 tons of ore was hauled to Cerro Bayo for processing averaging 98 ounces per ton silver.

o Poor weather conditions during third quarter slowed the transportation of ore to Cerro Bayo.

o    Positive exploration results were achieved during the quarter.

Coeur began hauling ore from Martha to Cerro Bayo for processing during the third quarter. However, record rainfall in the region restricted the amount of ore that was transported. The Company expects to triple the tons of ore that are shipped to Cerro Bayo during the fourth quarter of 2002.

On November 5, 2002, Coeur announced continued exploration success at Martha. Since commencing a reverse circulation drill program in August, Coeur has drilled a total of 52 holes totaling approximately 3,500 meters (11,550 feet). Based on these results, Coeur has increased its estimate of the total mineralized material at Martha by 24%. The new mineralized material is located immediately adjacent to and below the current underground workings and should extend Martha's mine life. Drilling is also delineating additional high grade mineralization in the eastern part of the Martha mine, which has the potential to further increase the total amount of total proven and probable reserves and mineralized material.

Additional mineralized material is also being delineated along the main Martha vein at the R-4 prospect located 100 meters (330 feet) east of the Martha mine. The Company's exploration efforts to date indicate that the main Martha vein is prospective over a 1,600 meter (5,250 feet) strike length. Drilling continues on the Martha vein and on the two new veins that have been identified in the area. Over the coming weeks, Coeur is confident that nearly all of the mineralized material will be converted to proven and probable reserves and that additional mineralized material will be added.


North America

Rochester Mine (Nevada) - World's 7th largest silver mine

o 1.7 million ounces of silver and 19,000 ounces of gold produced during the third quarter of 2002.
o 4.8 million ounces of silver and 52,400 ounces of gold produced during the first nine months of 2002.

o Cash costs of $2.83* per ounce of silver during the third quarter of 2002 - a 17% decrease from last year's third quarter largely the result of increased production.
o Projecting approximately 6.3 million ounces of silver and 65,000 ounces of gold production for 2002 at an average cash cost of approximately $3.20* per ounce of silver.

Rochester's silver production of 1.7 million ounces represented a 16% increase over last year's third quarter. Gold production for the same period increased 4% compared to last year. The production increases are primarily due to several process modifications that were implemented earlier this year.

Preparations for mining the adjacent Nevada Packard deposit are nearly complete and ore production is commencing this current quarter.

Looking ahead to 2003, the Company expects to move its existing crusher facilities to access additional ounces. Combined with mining from Nevada Packard, Coeur now expects mining at Rochester to continue into 2007, at which time residual leaching will commence.

Coeur Silver Valley - Galena Mine  (Idaho) - World's 11th largest silver mine

o 1.2 million ounces of silver produced during the quarter, representing a 12% increase from last year's third quarter.
o 4.0 million ounces produced during the first nine months of 2002, a 26% increase as compared to the first nine months of 2001.
o Cash costs of $4.54* per ounce during the third quarter - a 9% decrease from last year's third quarter. Cash costs for the first nine months of 2002 were $4.20* per ounce compared to $4.64 per ounce during the first nine months of 2001.
o Projecting 5.2 million ounces of silver production for 2002 at an average cash cost of approximately $4.30* per ounce.

Production continues to increase and costs continue to decrease compared to prior periods due to the introduction of mechanized mining in select areas of the mine earlier this year.

During the third quarter, development work took place in the "upper country" of the mine to allow the Company to introduce lower cost long-hole bulk mining in select areas of the mine next year.

-------------
* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Revenues

     Product sales in the third quarter of 2002 increased by $8.2 million, or 51%, from the third quarter of 2001 to $24.4 million. The increase in product sales is attributable to (i) increased ounces of silver and gold produced (accounting for $5.6 million, or 68%, of the increase); and (ii) increased realized silver and gold prices (accounting for $2.6 million, or 32%, of the increase).

     In the third quarter of 2002, the Company produced a total of 3,786,764 ounces of silver and 33,966 ounces of gold, compared to 2,570,847 ounces of silver and 21,734 ounces of gold in the third quarter of 2001. The most important contributor to increased production in the third quarter of 2002 was the Cerro Bayo mine, which commenced operations in April 2002 and produced 881,348 ounces of silver and 15,081 ounces of gold in the quarter. Realized silver and gold prices increased to $4.65 and $315 per ounce, respectively, in the third quarter of 2002 compared to $4.26 and $278 in the same quarter of 2001.

     Interest and other income in the third quarter of 2002 increased by $1.3 million compared with the third quarter of 2001. The increase was due to a $1.7 million gain recorded on the disposal of the Petorca mine, offset by $0.4 million of lower interest income received as a result of decreased interest rates and lower cash balances.

Costs and Expenses

     Production costs in the third quarter of 2002 increased by $8.6 million, or 54%, from the third quarter of 2001 to $24.6 million. Increased production costs were a result of the start of production at the Cerro Bayo mine in April 2002.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended
 September 30, 2002
                                               Silver       Cerro
                                 Rochester     Valley        Bayo       Total
                                 ---------    ---------    -------    ---------
Production of Silver (ounces)    1,717,151    1,188,262    881,348    3,786,764

Cash Costs per ounce                 $2.83        $4.54      $0.91

Total Cash Costs (thousands)        $4,860       $5,895       $802      $11,557

Add/Subtract:
  Third Party Smelting Costs          (307)      (1,801)      (708)      (2,816)
  By-Product Credit                  5,932          667      4,748       11,347
  Accrued Reclamation Costs            290          150         -           440
  Inventory Variations               4,775         (131)      (524)       4,120
Production Costs                   $15,550       $4,780     $4,318      $24,648


Three months ended
 September 30, 2001
                                               Silver
                                 Rochester     Valley      Petorca      Total
                                 ---------    ---------    -------    ---------
Production of Silver (ounces)    1,483,382    1,060,191               2,543,573
Production of Gold (ounces)                                  3,563        3,563

Cash Costs per ounce                 $3.42        $4.97       $306
                                 ---------    ---------    -------    ---------

Total Cash Costs (thousands)        $5,073       $5,269     $1,090      $11,432

Add/Subtract:
  Third Party Smelting Costs          (195)      (1,425)      (422)      (2,042)
  By-Product Credit                  4,964          561        328        5,853
  Accrued Reclamation Costs            361          205         -           566
  Inventory Variations                (479)        (703)     1,401          219
                                 ---------    ---------    -------    ---------
Production Costs                    $9,724       $3,907     $2,397      $16,028
                                 =========    =========    =======    =========


     Depreciation and amortization increased in the third quarter of 2002 by $0.04 million, from the prior year's third quarter, due to increased depletion taken at the Rochester, Galena and Cerro Bayo mines due to increased production of silver at the mines.

     Administrative and general expenses decreased in the third quarter of 2002 compared to the same period in 2001 by $1.0 million due to cost conservation measures implemented late in 2001.

     Exploration expenses decreased by $1.2 million in the third quarter of 2002 compared to the same period in 2001. Exploration expenditures were curtailed in the first nine months of 2002 to conserve cash. These expenses are expected to increase in the fourth quarter.

     Pre-feasibility expenses on the San Bartolome project were $0.3 million lower in the third quarter of 2002 as compared to the same quarter of 2001. The feasibility study for the San Bartolome project has been slowed down due to low silver prices and in order to review mining alternatives.

     Interest expense increased in the third quarter of 2002 over the third quarter of 2001 to $7.6 million from $3.5 million. Per the terms of the indentures, an additional $4.2 million in interest was paid to the holders of $24 million of the 13 3/8% Notes which converted to equity during the third quarter of 2002.

     There was no gain or loss on retirement of debt in the third quarter ending September 30, 2002, compared to a gain on retirement of debt of $39.2 million in the same quarter of 2001. Refer to "Debt Reduction Program" discussion below for more detail.

Net Income (Loss)

     As a result of the above mentioned factors, the Company's net loss amounted to $12.3 million in the third quarter of 2002 compared to net income of $26.9 million in the third quarter of 2001. The net loss attributable to common shareholders was $0.14 per share for the third quarter of 2002, compared to net income attributable to common shareholders of $0.62 per share for the third quarter of 2001.

Debt Reduction Program

     During the 3rd quarter of 2002, holders of $9.9 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") voluntarily converted such notes into approximately 7.3 million shares of common stock. In addition, 0.8 million shares of common stock were issued as payment for $1.4 million of interest expense on the Series I 13 3/8% Notes.

     During the 3rd quarter of 2002 holders of $14.1 million of Series II 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II 13 3/8% Notes") voluntarily converted such notes into approximately 10.4 million shares of common stock. The Series I 13 3/8% Notes and the Series II 13 3/8% Notes are collectively referred to hereinafter as the "13 3/8% Notes." In addition, 1.7 million shares of common stock were issued as payment for $2.8 million of interest expense on the Series II 13 3/8% Notes.

     During the third quarter of 2001, the Company issued a total of $43.2 million principal amount of Series I 13 3/8% Notes in connection with an exchange offer extended to the holders of outstanding convertible subordinated debentures. As a result of the transaction, the Company recorded a gain of $39.2 million on the early retirement of debt.

     During the third quarter of 2001, holders of $1.3 million of the Series I 13 3/8% Notes converted into approximately 1.2 million shares of common stock.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Revenues

     Product sales in the first nine months of 2002 increased by $8.0 million, or 15%, from the first nine months of 2001 to $60.5 million. The increase in product sales is attributable to (i) increased ounces of silver produced, offset in part by a reduction in the ounces of gold produced (accounting for $5.6 million, or 68%, of the increase);

and (ii) increased realized silver and gold prices (accounting for $2.6 million, or 32%, of the increase). In the first nine months of 2002, the Company produced a total of 9,957,505 ounces of silver and 73,440 ounces of gold compared to 7,759,738 ounces of silver and 75,688 ounces of gold in the first nine months of 2001. The Cerro Bayo mine, which commenced operations in April 2002, produced 1,141,891 ounces of silver and 21,000 ounces of gold through September 30, 2002. Silver production also increased at the Galena and Rochester mines. The Petorca mine, which ceased production in August 2001, produced 85,012 ounces of silver and 17,494 ounces of gold during the first nine months of 2001. Reduced gold production at Rochester also contributed to the decrease in gold production in the first nine months of 2002. In the first nine months of 2002, the Company realized average silver and gold prices of $4.67 and $306, respectively, compared with realized average prices of $4.40 and $274, respectively, in the prior year's first nine months.

     Interest and other income in the first nine months of 2002 increased by $2.5 million compared with the first nine months of 2001. The increase was due to the receipt of $1.5 million of insurance proceeds relating to a business interruption claim at the Galena mine and gain on the sale of the Petorca mine of $1.7 million, offset by lower interest income received as a result of decreased interest rates and reduced cash balances of $0.7 million.

Costs and Expenses

     Production costs in the first nine months of 2002 increased by $6.8 million, or 13%, from the first nine months of 2001 to $58.9 million. Increased production costs were a result of the start of production at the Cerro Bayo mine in April of 2002 offset in part by the closure of the Petorca mine in August 2001.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Nine months ended
 September 30, 2002
                                              Silver       Cerro
                                 Rochester    Valley        Bayo       Total
                                 ---------   ---------   ---------   ---------
Production of Silver (ounces)    4,770,361   4,045,253   1,141,891   9,957,505


Cash Costs per ounce                 $3.11       $4.20       $1.21
                                 ---------   ---------   ---------   ---------

Total Cash Costs (thousands)       $14,836     $16,990      $1,382     $33,208
                                 ---------   ---------   ---------   ---------

Add/Subtract:
  Third Party Smelting Costs          (791)     (5,811)       (708)      (7,310)
  By-Product Credit                 16,039       2,350       6,622       25,011
  Accrued Reclamation Costs            863         474           -        1,337
  Inventory Variations               9,607          49      (2,978)       6,678
                                 ---------   ---------   ---------   ---------
Production Costs                   $40,554     $14,052      $4,318     $58,924
                                 =========   =========   =========   =========

Nine months ended
 September 30, 2001
                                              Silver
                                 Rochester    Valley      Petorca      Total
                                 ---------   ---------   ---------   ---------
Production of Silver (ounces)    4,473,629   3,201,098               7,674,727
Production of Gold (ounces)                                 17,495      17,495

Cash Costs per ounce                 $3.31       $4.64        $340
                                 ---------   ---------   ---------   ---------

Total Cash Costs (thousands)       $14,808     $14,853      $5,943     $35,604

Add/Subtract:
  Third Party Smelting Costs          (611)     (4,234)     (1,825)     (6,670)
  By-Product Credit                 15,613       1,852       1,489      18,954
  Accrued Reclamation Costs          1,087         488           -       1,575
  Inventory Variations               1,689         (42)      1,011       2,658
                                 ---------   ---------   ---------   ---------
Production Costs                   $32,586     $12,917      $6,618     $52,121
                                 =========   =========   =========   =========


     Depreciation and amortization increased slightly in the first nine months of 2002 to $8.1 million, from the prior year's first nine months, due to additional depletion taken at the Rochester, Galena and Cerro Bayo mines based on increased silver production.

     Administrative and general expenses decreased in the first nine months of 2002 by $0.9 million due to cost conservation measures implemented.

     Exploration expense decreased in the first nine months of 2002 by $2.8 million to $2.4 million as a result of a concerted effort to conserve cash in the first nine months of 2002. These costs are expected to increase during the fourth quarter of 2002.

     Interest expenses increased $6.6 million in the first nine months of 2002 compared to 2001. Per the terms of the indenture, an additional $7.6 million in interest was paid to the holders of $40.0 million of the 13 3/8% Notes which converted to equity during the first nine months of 2002.

         The loss on retirement of debt amounted to $2.9 million for the nine months ending September 30, 2002, compared to a gain on retirement of debt of $48.2 million in the same period in 2001. Refer to "Debt Reduction Program" discussion below for additional detail.

Net Income (Loss)

     As a result of the above mentioned factors, the Company incurred a loss of $35.1 million in the first nine months of 2002 compared to net income of $15.2 million in the first nine months of 2001. The net loss attributable to common shareholders was $0.51 per share for the first nine months of 2002, compared to net income per share of $0.37 for the first nine months of 2001.

Debt Reduction Program

     During the first nine months of 2002 the Company repurchased $13.8 million, $0.8 million and $1.3 million principal amount of its outstanding 6%, 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively, in exchange for 17.6 million shares of common stock and recorded a loss of approximately $2.9 million. In addition, holders of $25.9 million and $14.1 million principal amount of the Series I and Series II 13 3/8% Notes, respectively, voluntarily converted their Notes, in accordance with the terms of the indentures, into approximately 20.9 million and 12.1 million shares of common stock, respectively.

     In May 2002, the Company issued $21.5 million principal amount of Series II 13 3/8% Notes, for proceeds of $13.9 million, net of discount of $5.5 million and offering costs of approximately $2.1 million.

     During the 1st quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures in exchange for 1,787,500 shares of common stock.

     In three privately negotiated transactions completed in the second quarter of 2001, the Company repurchased in aggregate, $11 million principal amount of its outstanding 7 1/4% Debentures in exchange for 4,257,618 shares of common stock. As a result of the transactions, the Company recorded an extraordinary gain in the second quarter ending June 30, 2001 of approximately $5.8 million, net of deferred offering costs and taxes.

     During the 3rd quarter of 2001, the Company issued a total of $43.2 million principal amount of Series I 13 3/8% Notes in connection with an exchange offer extended to the holders of the Company's other outstanding convertible subordinated debentures.

     During the 3rd quarter of 2001, $1.3 million of the Series I 13 3/8% Notes were converted into approximately 1.2 million shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company's working capital at September 30, 2002, increased by $10.2 million to approximately $38.8 million compared to $28.6 million at December 31, 2001. The increase was primarily attributed to the retirement of $23.2 million of the Company's 6% Debentures that matured on June 10, 2002. The ratio of current assets to current liabilities was 3.0 to 1.0 at September 30, 2002 compared to 1.7 to 1.0 at December 31, 2001.

     Net cash used in operating activities in the three months ended September 30, 2002 was $2.3 million compared to net cash used in operating activities of $9.8 million in the three months ended September 30, 2001. The improvement of $7.5 million was the result of a reduction in inventories of $4.9 million partially offset by increased receivables of $1.8 million, lower exploration and general and administrative expenses of $3.7 million and the payment of $7.6 million of interest expenses with common stock. Net cash used in investing activities in the third quarter of 2002 was $3.2 million compared to net cash used in investing activities of $0.9 million in the prior year's comparable period. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures of $2.3 million. Net cash provided by financing activities was $0.7 million in the third quarter of 2002, compared to $2.6 million used in the third quarter of 2001. The decrease was primarily a result of $0.9 million of proceeds received under the Company's working capital facility in 2002 compared to $2.0 million of issue costs for the exchange offer in the third quarter of 2001. As a result of the above, cash and cash equivalents decreased by $4.7 million in the third quarter of 2002 compared to a decrease of $13.2 million for the comparable period in 2001.

     Net cash used in operating activities in the nine months ended September 30, 2002 was $7.7 million compared to $25.7 million in the nine months ended September 30, 2001 primarily resulting from a decrease in current liabilities of $10.1 million in the first nine months of 2001. Net cash used in investing activities in the 2002 period was $5.0 million compared to net cash provided by investing activities of $13.3 million in the prior year's comparable period. The decrease primarily resulted from the proceeds received in the prior year of $14.7 million from the sale of the Company's 50% interest in Gasgoyne Gold Mines and offset in part by an increase in capital expenditures of $2.7 million. Net cash provided by financing activities was $5.2 million in the nine months of 2002, compared to $3.0 million used in the nine months of 2001. The increase was primarily a result of $13.9 million from the proceeds received for the issuance of the Series II 13 3/8% Notes and proceeds received of $0.9 million under the working capital facility, offset by the retirement of 6% Debentures due June 2002, of $9.4 million. As a result of the above, cash and cash equivalents decreased by $7.5 million in the nine months of 2002 compared to a decrease of $15.4 million for the comparable period in 2001.

     The Company has improved its working capital position since December 31, 2001 by extinguishing $23.2 million of its 6% debentures due June 10, 2002, with
(a) the proceeds from the issuance in May 2002 of the Series II 13 3/8% Notes due December 2003 and (b) exchanges of debt for Common Shares. The Company will continue to make debt reduction and/or restructuring one of its primary objectives during the next twelve months and believes its debt will be further reduced by additional conversions of 13 3/8% Notes into common equity during the remainder of this year and into next year. The use of cash in operations for the past nine months has decreased from prior periods as indicated above and the Company expects to see continued declines in cash costs of production at several of its major producing properties during the next year. At September 30, 2002, the Company had $7.2 million of cash and approximately $8.0 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

Litigation and Other Events

Noranda Smelter Strike

     On June 18, 2002, the Company received notification from Noranda that the employees working at its smelter in Quebec were on strike. This smelter is where Coeur Silver Valley sells essentially 100% of its concentrate. As of September 30, 2002 the employees were on strike, but Noranda had removed the "Force Majure" under the terms of the Company's concentrate sales contract and have continued to purchase the concentrate sent to them by Coeur Silver Valley. Management believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. However, the Company would see a significant decrease in product sales from Coeur Silver Valley in the event that Noranda were to exercise its Force Majure rights. In the third quarter the Company was able to sell 750 tons of concentrate in the spot market to an alternative buyer. In the event that Noranda exercised Force Majure in the future, we would pursue alternative buyers.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc.("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the claims are without merit, and are vigorously defending the suit.

Baugh Class Action

     On January 7, 2002, a private class action suit captioned Baugh vs. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by five families seeking medical benefits and property compensation from the mining companies involved in the Bunker Hill Superfund site. Damages for diminution in property value, trespass and nuisance were claimed. In addition, it was alleged that the court should make provision for medical monitoring and oversight of certain cleanup activities. On October 16, 2002 the court dismissed the complaint in response to motions by the defendants, with leave granted to the plaintiffs to amend their complaint within 60 days from the date of dismissal.

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

     The Company operates in several foreign countries, specifically Bolivia, Argentina and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies in the future for United States dollars at a pre-determined exchange rate. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long-term debt at September 30, 2002 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

                                                                                                             Fair
                                                                                                             Value
(dollars in thousands)        2002       2003       2004       2005       2006     Thereafter     Total     9/30/02
--------------------------------------------------------------------------------------------------------------------
 Liabilities
    Long Term Debt                                                                                          $98,026
     Fixed Rate             $     -    $22,877    $65,457    $14,394      $  -        $  -      $102,728
    Average Interest Rate    10.208%     8.056%     7.006%     7.250%

Derivative Financial
 Instruments
   Gold Forward Sales -
    USD                                                                                                     $     9
      Ounces                  6,000     24,000          -          -         -           -        30,000
      Price Per Ounce          $325       $324          -          -         -           -             -

Foreign Currency
 Contracts
   Chilean Peso - USD       $ 1,350    $ 3,000          -          -         -           -      $  4,350    $  (213)
   Exchange Rate                716        716          -          -         -           -             -
   (CLP to USD)

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


Item 4.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of a date within 90 days prior to the filing of this report. There were no significant changes in internal controls or in other factors that significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on September 17, 2002. Of the Company's total 83,895,259 shares of common stock outstanding on July 30, 2002 (the record date), 60,561,085 shares (or 72.19% of the outstanding) were represented in person or by proxy at the Annual Meeting.

     The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Cecil D Andrus - 59,101,905 for and 1,459,180 withheld; James J. Curran - 59,160,051 for and 1,401,034 withheld; James A. McClure - 59,115,184 for and 1,445,901 withheld; Robert E. Mellor - 59,125,814 for and 1,435,271 withheld; John H. Robinson - 59,157,582 for and 1,403,503 withheld; Timothy R. Winterer - 59,165,533 for and 1,395,552 withheld; Daniel Tellechea Salido - 59,063,180 for and 1,497,905 withheld; J. Kenneth Thompson - 59,255,009 for and 1,306,076 withheld; Xavier Garcia de Quevedo Topete - 59,218,781 for and 1,342,304 withheld; and Dennis E. Wheeler - 58,911,484 for and 1,649,601 withheld.

     The second proposal was the proposed amendment of the Company's Restated and Amended Articles of Incorporation approving an increase in the number of authorized shares of the Company's common stock from 125 million to 250 million shares. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 56,145,724 shares for (representing 66.9% of the shares voting), 4,201,196 shares against with 214,165 shares abstaining.

     The third proposal was the proposed amendment of the Company's Executive Compensation Program to authorize the reservation of an additional 1,000,000 shares of common stock for issuance under the program. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 54,609,791 shares for (representing 65.1% of the shares voting), 5,738,366 shares against with 212,928 shares abstaining.

     The fourth proposal was the proposed amendment of the Company's Non-Employee Directors' Stock Option Plan and authorize the reservation of an additional 500,000 shares of common stock for issuance under option to be granted under the plan. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 54,960,120 shares for (representing 65.5% of the shares voting), 5,370,937 shares against with 230,028 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits.

          3.1 Amendment to Restated and Amended Articles of Incorporation of the Registrant

          99.1  Certification of the CEO

          99.2  Certification of the CFO

     b) Form 8-K. The Company filed a Report on Form 8-K on July 23, 2002 and filed an amendment to that Form 8-K on July 26, 2002 (reporting the Company's determination on July 22, 2002 that the firm of Arthur Andersen LLP would no longer serve as the Company's independent accounting firm and the Company's engagement of KPMG LLP to serve as the Company's independent accounting firm).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COEUR D'ALENE MINES CORPORATION
                                        (Registrant)



Dated November 14, 2002                 /s/ Dennis E. Wheeler
                                        -----------------------------------
                                        DENNIS E. WHEELER
                                        Chairman and
                                        Chief Executive Officer



Dated November 14, 2002                 /s/ Geoffrey A. Burns
                                        -----------------------------------
                                        GEOFFREY A. BURNS
                                        Senior Vice President and
                                        Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dennis E. Wheeler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coeur d'Alene Mines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Dennis E. Wheeler
                                        ------------------------------------
                                        Dennis E. Wheeler
                                        Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Geoffrey A. Burns, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coeur d'Alene Mines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Geoffrey A. Burns
                                        ------------------------------------
                                        Geoffrey A. Burns
                                        Sr. Vice President and Chief
                                         Financial Officer