Form 10-Q/A
period 2002-09-30
COEUR D ALENE MINES CORP
filed 2003-02-13
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended September 30, 2002.

                         COEUR D'ALENE MINES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Idaho                      1-8641                   82-0109423
----------------------------        -----------          -----------------------
(State or other jurisdiction        (Commission               (IRS Employer
     of incorporation)              File Number)         (Identification Number)

    505 Front Avenue, P.O. Box "I"
          Coeur d'Alene, Idaho                              83814
----------------------------------------                  ----------
(Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby includes the following portions of its Quarterly Report on Form 10-Q for the period ended September 30, 2002, as set forth in the pages attached hereto:

                             Part I.  Item 1.  Financial Statements
                                      Item 2.  Management's Discussion and
                                      Analysis of Financial Condition and
                                      Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COEUR D'ALENE MINES CORPORATION

Date: February 13, 2003             By: /s/ James A. Sabala
                                        ----------------------------------------
                                    James A. Sabala
                                    Executive Vice President and Chief
                                      Financial Officer

                         COEUR D'ALENE MINES CORPORATION


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

     The purpose of this amendment is to implement, as of December 31, 2001 and September 30, 2002, the modification by Coeur d'Alene Mines Corporation (the "Company") of its inventory methodology pertaining to that portion of its heap leach inventory that will be recovered more than one year in the future. Under this methodology, the Company has used historical leach recovery curve information to estimate that portion of the metal contained in the heap which will be recovered within one year. The remaining metal contained in the heap that is estimated to be recovered beyond one year is classified as noncurrent inventory. Such reclassifications from current to noncurrent inventory, which reduce reported working capital by such amounts, do not impact the Company's previously reported results of operations, cash flow or total assets, liabilities or stockholders' equity.

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
          Financial Condition and Results of Operations

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                               September 30,    December 31,
                                                   2002             2001
                                               -------------    ------------
ASSETS                                                (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents                       $  7,217         $ 14,714
 Short-term investments                               199            3,437
 Receivables and prepaid expenses                   8,116            5,902
 Inventories                                       35,692           35,323
                                                 --------         --------
               TOTAL CURRENT ASSETS                51,224           59,376

PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment                    100,108           99,096
 Less accumulated depreciation                    (69,448)         (65,422)
                                                 --------         --------
                                                   30,660           33,674

MINING PROPERTIES
 Operational mining properties                    122,947          117,555
 Less accumulated depletion                       (84,198)         (79,697)
                                                 --------         --------
                                                   38,649           37,858
 Developmental properties                          46,912           46,685
                                                 --------         --------
                                                   85,661           84,543

OTHER ASSETS
 Non-current portion of inventory                   6,733           13,688
 Restricted investments                            11,203           11,219
 Debt issuance costs, net of accumulated
   amortization                                     1,721            3,262
 Other                                              5,609            4,618
                                                 --------         --------
                                                   25,266           32,787
                                                 --------         --------
                                                 $192,811         $210,380
                                                 ========         ========


See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               September 30,    December 31,
                                                   2002             2001
                                               -------------    ------------
                                                       (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $  5,239         $  3,721
 Working capital facility                             942               -
 Accrued liabilities                                6,167            7,561
 Accrued interest payable                           2,341            2,720
 Accrued salaries and wages                         4,488            4,542
 6% convertible subordinated debentures
   due 2002                                            -            23,171
                                                 --------         --------
              TOTAL CURRENT LIABILITIES            19,177           41,715

LONG-TERM LIABILITIES
13 3/8% convertible senior subordinated
   notes due December 2003 (Series I)              15,493           41,399
13 3/8% convertible senior subordinated
   notes due December 2003 (Series II)
   (net of discount of $1,482)                      5,902               -
6 3/8% convertible subordinated debentures
  due  January 2004                                65,457           66,270
 7 1/4% convertible subordinated debentures
     due October 2005                              14,394           14,650
Reclamation and mine closure                       14,025           14,462
 Other long-term liabilities                        5,795            5,096
                                                 --------         --------
              TOTAL LONG-TERM LIABILITIES         121,066          141,877


SHAREHOLDERS' EQUITY

 Common Stock, par value $1.00 per share-
   authorized 250,000,000 shares,
   issued 100,345,650 and 49,278,232 shares
   at September 30, and December 31, 2001
   (including 1,059,211 shares held in
   treasury), respectively                        100,346           49,278
 Capital surplus                                  398,904          388,050
 Accumulated deficit                             (433,090)        (397,999)
 Shares held in treasury                          (13,190)         (13,190)
 Accumulated other comprehensive income              (402)             649
                                                 --------         --------

                                                   52,568           26,788
                                                 --------         --------
                                                 $192,811         $210,380
                                                 ========         ========




See notes to consolidated financial statements.

                              COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                          Three and Nine Months Ended September 30, 2002 and 2001
                                                (Unaudited)
                                                    3 MONTHS ENDED                    9 MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ----------------------           ----------------------
                                                   2002         2001                2002          2001
                                                 --------     ---------           --------      --------
                                                          (In thousands except for per share data)
REVENUES
 Product sales                                   $ 24,424     $  16,224           $ 60,458      $ 52,443
 Interest and other                                 2,110           842              5,201         2,696
                                                 --------     ---------           --------      --------
     Total Revenues                                26,534        17,066             65,659        55,139

COSTS AND EXPENSES
     Production                                    24,648        16,028             58,924        52,121
     Depreciation and depletion                     2,719         2,678              8,130         8,044
     Administrative and general                     1,155         2,172              5,724         6,612
     Exploration                                      786         1,941              2,397         5,215
     Prefeasibility                                   518           809              2,300         1,930
     Interest                                       7,583         3,466             17,431        10,848
     Other                                          1,464         2,298              2,924         3,371
     Loss (gain) on retirement of debt                 -        (39,245)             2,920       (48,217)
                                                 --------     ---------           --------      --------
     Total Costs and Expenses                      38,873        (9,853)           100,750        39,924
                                                 --------     ---------           --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                 (12,339)       26,919            (35,091)       15,215
     Income tax benefit                                -             15                 -             14
                                                 --------     ---------           --------      --------

NET INCOME (LOSS)                                 (12,339)       26,934            (35,091)       15,229
     Unrealized holding gain (loss)
       on securities                                 (574)          367             (1,051)        1,078
                                                 --------     ---------           --------      --------
COMPREHENSIVE INCOME (LOSS)                      $(12,913)    $  27,301           $(36,142)     $ 16,307
                                                 ========     =========           ========      ========

BASIC INCOME (LOSS) PER SHARE DATA
     Weighted average number
       of shares of Common Stock                   87,742        43,639             69,354        41,047
                                                 ========     =========           ========      ========

     Net Income (Loss) per share                 $  (0.14)    $    0.62           $  (0.51)     $   0.37
                                                 ========     =========           ========      ========

DILUTED INCOME (LOSS) PER SHARE DATA
     Weighted average diluted number
       of shares of Common Stock                   87,742        70,754             69,354        52,391
                                                 ========     =========           ========      ========

     Net Income (Loss) per share                 $  (0.14)    $    0.41           $  (0.51)     $   0.33
                                                 ========     =========           ========      ========

See notes to consolidated financial statements.

                              COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three and Nine Months Ended September 30, 2002 and 2001
                                                (Unaudited)
                                                     3 MONTHS ENDED                    9 MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ----------------------           ----------------------
                                                   2002          2001               2002          2001
                                                 --------     ---------           --------      -------
                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                             $(12,339)    $  26,934           $(35,091)     $ 15,229

   Add (deduct) noncash items:
   Depreciation and depletion                       2,719         2,678              8,130         8,044
   (Gain) loss on early retirement of debt             -        (39,245)             2,920       (48,217)
   Other                                              294           743              1,212         3,554
   Non-cash interest expense                        4,235            -               9,623            -
   Unrealized gain on written calls                    -           (259)                -           (480)

   Changes in Operating Assets and Liabilities:
     Receivables                                   (1,758)         (508)            (2,193)        3,419
     Inventories                                    4,914           186              6,288         2,826
     Accounts payable and accrued liabilities        (338)         (311)             1,416       (10,122)
      NET CASH USED IN OPERATING ACTIVITIES        (2,273)       (9,782)            (7,695)      (25,747)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments             (8,900)           -              (9,682)       (1,255)
   Proceeds from sales of short-term investments    9,116            -              12,800         5,603
   Proceeds from sale of assets                       259            -                 265        14,733
   Expenditures on mining assets                   (3,200)         (900)            (7,931)       (5,253)
   Other                                             (452)           (5)              (474)         (567)
      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                        (3,177)         (905)            (5,022)       13,261

CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of debt                                  -           (445)            (9,427)         (753)
   Proceeds from issuance of long-term debt,
    net of issuance costs                            (192)       (1,951)            13,858        (1,951)
   Other                                              904          (162)               789          (225)
      NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                             712        (2,558)             5,220        (2,929)

DECREASE IN CASH AND CASH EQUIVALENTS              (4,738)      (13,245)            (7,497)      (15,415)
Cash and cash equivalents at beginning
   of period                                       11,955        33,057             14,714        35,227

Cash and cash equivalents at end of period       $  7,217     $  19,812           $  7,217      $ 19,812


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

     Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property's potential is variable and is determined by many factors including: location relative to existing infrastructure, the property's stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Construction costs associated with the physical construction of leach pads are capitalized to the point that they are prepared to receive material and are then amortized over the expected useful life of the pad utilizing the unit of production method. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

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

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation. The Company has reclassified restricted investments to long-term restricted investments in the December 31, 2001 balance sheet to conform to the September 30, 2002 balance sheet. The Company has reclassified a portion of the heap inventory to non-current portion of inventory to conform to the September 30, 2002 balance sheet. See Note D.

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

NOTE D: Inventories

The Company measures the quantities of silver and gold produced mby the mine, added to the heap leach circuit and removed from the heap leach circuit at various points throughout the production cycle. Metal content is first measured as ore is mined with the sampling of material recovered as part of the blast hole drilling process. This data combined with quantity determinations from actual survey data determines the metal content of ore removed from the mine and transported to the crusher. At the crusher, the material is again sampled as crushed and is weighed to insure accuracy of the mine data. This data is then utilized to determine the metal content of ore inventory placed on the pad for leaching. The gross metal content of ore placed into leach is adjusted by the expected recovery, giving effect to metallurgical losses and the expected leach time to achieve ultimate recovery. As the ore is leached, the volume of leach solution applied to the leach pad and recovered from the leach pad is measured by flowmeters to determine the quantity of solution processed. The solutions are continuously sampled and assayed to determine the quantities of silver and gold removed from the leach circuit. The difference between the quantities of silver and gold added to the heap, less the metal removed by the leach circuit provides the basis for determining the amount of metal remaining in heap inventory at any point in time. The two most critical points of measurement of heap inventory are contained ounces delivered to the pad and ounces removed through leaching. In addition, the Company uses the time weighted leach recovery curve to estimate that portion of the heap inventory that will that will not be recovered within the next twelve months. Heap inventory that is not expected to be recovered within twelve months is classified as non-current inventory.

The Company continuously measures the actual performance of the leach circuit and combines that information with information generated through laboratory testing to determine if estimates of leach recovery, including the time required to reach ultimate recovery is reasonable.

   Inventories are comprised of the following:

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   2002                2001
                                               -------------       ------------
                                                        (In Thousands)
    In process, stockpiles and on leach pads     $ 25,511             28,831
    Concentrate and dore' inventory                 5,542              1,567
    Supplies                                        4,639              4,925
                                                 --------           --------
                                                 $ 35,692           $ 35,323
                                                 ========           ========
    Long-term in process and on leach pads       $- 6,733           $ 13,688
                                                 ========           ========

     Inventories of ore on leach pads and in the milling process are valued based on actual costs incurred or estimated net realized value, less costs allocated to minerals recovered through the leaching and milling processes. The capitalized costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. Inherent in estimating net realized value is an estimate of the percentage of the minerals on leach pads and in process that will ultimately be recovered. All inventories are stated at the lower-of-cost or market, with cost being determined using the first-in, first-out and weighted-average-cost methods. Concentrate and dore inventory includes product at the mine site and product held by refineries.

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

Segment Reporting
(In Thousands)

                                       Rochester   Galena Mine    Cerro Bayo     Martha   Exploration    Other        Total
                                          Mine                       Mine         Mine
Nine Months Ended  September  30,
2002
Total net sales and revenues           $  38,629     $  18,178    $  6,269     $    218     $  3,126    $    (761)   $  65,659

Depreciation and depletion                 2,915         2,418       2,327          169           33          268        8,130
Reclamation expense                          863           474           -            -            -            -        1,337
Interest income                                -             -           2            -            -          244          246
Interest expense                               -             -          20            -            -       17,411       17,431
Care and maintenance and other                 -           350         614           10            -        1,949        2,924
Write-down  of mine  property and                          245         396                                    819        1,460
other
Loss on early retirement of debt               -             -           -            -            -       (2,920)      (2,920)
Profit (loss)                             (1,716)        4,609       2,398        (276)         (914)      (6,449)      (2,348)

Segment assets (A)                        58,952        27,642      29,675        3,030       19,286       29,841      168,426
Capital expenditures for property            769         1,484       3,062           73           16           36        5,440


                                       Rochester     Galena Mine  Cerro Bayo     Petorca   Exploration    Other        Total
                                          Mine                       Mine          Mine
Nine Months Ended  September  30,
2001

Total net sales and revenues           $  35,814     $  11,703    $    221     $  5,960    $             $  1,441    $  55,139
                                                                                                 -

Depreciation and depletion                 5,497         1,870           -          398           47          232        8,044
Reclamation expense                        1,087           446           -            -            -            -        1,533
Interest income                                -             -           2            3            2        1,441        1,448
Interest expense                               -             -           -            1            -       10,847       10,848
Gain on forward sale contracts                 -             -           -            -            -          221          221
Care and maintenance and other                 -           355       1,173          486          103          864        2,981
Income tax (credit) expense                    -             1           -            -            -         (15)         (14)
Earnings       (losses)       rom              -             -           -            -       (1,603)           -       (1,603)
non-consolidated affiliates
Gain on early retirement of debt               -             -           -            -            -       48,217       48,217
Profit (loss)                              4,067         (768)      (1,688)        (734)      (6,523)      (3,950)      (9,596)

Segment assets (A)                        75,140        28,037      23,182        1,289       19,163       39,060      185,870
Capital expenditures for property            815         2,376         801            -           30        1,231        5,253

Notes:

(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties


Segment Reporting Cont.
(In Thousands)                                                    Nine Months Ended September 30,
                                                                2002                            2001
                                                       -------------------------       ------------------------
Income (Loss)
-------------
Total loss from reportable segments                            $ (2,348)                     $  (9,596)
Depreciation, depletion and amortization expense                 (8,130)                        (8,044)
Reclamation expense                                              (1,337)                        (1,533)
Interest expense                                                (17,431)                       (10,848)
(Loss) gain on early retirement of debt                          (2,920)                        48,217
Other                                                            (2,925)                        (2,981)
                                                       -------------------------       ------------------------
     Loss before income taxes                                  $(35,091)                     $  15,215
                                                       =========================       ========================

                                                                           September 30,
                                                                2002                            2001
                                                       -------------------------       ------------------------
Assets
------
Total assets for reportable segments                           $ 168,425                     $ 185,870
Cash and cash equivalents                                          7,217                        19,812
Short-term and restricted investments                             11,402                        15,241
Other assets                                                       5,766                         7,446
                                                       -------------------------       ------------------------
      Total consolidated assets                                $ 192,811                     $ 228,369
                                                       =========================       ========================

Geographic Information
----------------------
(In thousands)                                                                               Long-Lived
 September 30, 2002                                          Revenues(a)                       Assets
                                                      --------------------------      -------------------------

 United States                                                 $56,047                       $ 74,814
 Chile                                                           9,395                         21,837
 Bolivia                                                            -                          18,865
 Other Foreign Countries                                           217                          2,369
                                                      --------------------------      -------------------------
 Consolidated Total                                            $65,659                       $117,885
                                                      ==========================      =========================

                                                                                             Long-Lived
 September 30, 2001                                            Revenues                        Assets
                                                      --------------------------      -------------------------

 United States                                                 $51,983                       $ 87,211
 Chile                                                           3,548                         21,263
 Bolivia                                                            -                          18,871
 Other Foreign Countries                                         (392)                            528
                                                      --------------------------      -------------------------
 Consolidated Total                                            $55,139                       $127,873
                                                      ==========================      =========================

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

                                                                                                                         Fair
                                                                                                                         Value
(dollars in thousands)            2002         2003        2004      2005        2006       Thereafter      Total      9/30/02
---------------------------------------------------------------------------------------------------------------------------------
 Liabilities
    Long Term Debt
     Fixed Rate                  $      -     $22,877     $65,457   $14,394     $     -       $      -     $102,728     $98,026
    Average Interest Rate         10.208%      8.056%      7.006%    7.250%

Derivative Financial
 Instruments
  Gold Forward
   Sales - USD
     Ounces                         6,000      24,000           -         -           -              -       30,000          $9
     Price Per Ounce                 $325        $324           -         -           -              -            -

Foreign Currency
 Contracts
  Chilean Peso - USD               $1,350      $3,000           -         -           -              -       $4,350       $(213)
  Exchange Rate                       716         716           -         -           -              -            -
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

     The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                              ---------------------------            --------------------------
                                                  2002          2001                     2002           2001
                                              ------------   ------------            ------------   -----------
ROCHESTER MINE
    Gold ozs.                                      18,885       18,171                    52,440       58,194
    Silver ozs.                                 1,717,151    1,483,382                 4,770,361    4,473,629
  Cash Costs per oz./silver(a)                      $2.83        $3.42                     $3.11        $3.31
    Full Costs per oz./silver                       $3.44        $4.17                     $3.87        $4.71

Galena Mine
    Silver ozs.                                 1,188,262    1,060,191                 4,045,253    3,201,098
  Cash Costs per oz./silver(a)                      $4.54        $4.97                     $4.20        $4.64
    Full Costs per oz./silver                       $5.34        $5.80                     $4.91        $5.37

CERRO BAYO MINE
    Gold ozs.                                      15,081          N/A                    21,000          N/A
    Silver ozs.                                   881,348          N/A                 1,141,891          N/A
  Cash Costs per oz./silver(a)                      $0.91          N/A                     $1.21          N/A
    Full Costs per oz./silver                       $1.95          N/A                     $3.25          N/A

PRIMARY SILVER MINES
    Consolidated Cash Cost per
     ounce of silver                                $2.92        $4.07                     $3.33        $3.87

PETORCA MINE(b)
    Gold ozs.                                         N/A        3,563                       N/A       17,494
    Silver ozs.                                       N/A       27,274                       N/A       85,012
  Cash Costs per oz./gold(a)                          N/A         $306                       N/A         $340
    Full Costs per oz./gold                           N/A         $331                       N/A         $360

PRIMARY GOLD MINES
    Consolidated Cash Cost per
     ounce of gold                                    N/A         $306                       N/A         $340

CONSOLIDATED PRODUCTION TOTALS
    Gold ozs.                                      33,966       21,734                    73,440       75,688
    Silver ozs.                                 3,786,761    2,570,847                 9,957,505    7,759,738


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

Overview of Operations for the three and nine months ended September 30, 2002
-----------------------------------------------------------------------------


South America

Cerro Bayo (Chile)
------------------

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

The Company stepped-up its exploration activities during the third quarter. Four drill rigs are currently active on the property and the program has been designed to increase reserves and mineralized material and improve the Company's geologic understanding of the highly prospective 5 km wide by 10 km long Cerro Bayo mineralized zone. While drilling on the Celia vein - one of the main sources of new reserves - Coeur intersected two new veins. Select values from these intercepts on the new Marta vein located 80 feet west of the Celia vein included 6.6 feet of 36.3 oz/ton silver and 0.17 oz/ton gold and 4.0 feet of
42.9 oz/ton silver and 0.39 oz/ton gold. Drilling activities are scheduled to continue throughout the fourth quarter.

-------------------------
* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

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


North America

Rochester Mine (Nevada) - World's 7th largest silver mine
-----------------------

o 1.7 million ounces of silver and 19,000 ounces of gold produced during the third quarter of 2002.
o 4.8 million ounces of silver and 52,400 ounces of gold produced during the first nine months of 2002.

o Cash costs of $2.83* per ounce of silver during the third quarter of 2002 - a 17% decrease from last year's third quarter largely the result of increased production.
o Projecting approximately 6.3 million ounces of silver and 65,000 ounces of gold production for 2002 at an average cash cost of approximately $3.20 per ounce of silver.

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


----------------------
* See reconciliation of non-GAAP cash costs to GAAP production costs below under "Costs and Expenses".

RESULTS OF OPERATIONS
---------------------

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Revenues
--------

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


     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended September 30, 2002
                                                         Rochester          Silver Valley         Cerro Bayo            Total
                                                        -----------         -------------         ----------          ----------
Production of Silver (ounces)                           1,717,151              1,188,262            881,348           3,786,764

Cash Costs per ounce                                       $ 2.83                  $4.54             $ 0.91

Total Cash Costs (thousands)                               $4,860                 $5,895              $ 802            $ 11,557

Add/Subtract:
   Third Party Smelting Costs                                (307)                (1,801)              (708)             (2,816)
   By-Product Credit                                        5,932                    667              4,748              11,347
   Accrued Reclamation Costs                                  290                    150                 -                  440
   Inventory Variations                                     4,775                   (131)              (524)              4,120
Production Costs                                         $ 15,550                 $4,780             $4,318            $ 24,648

Three months ended September 30, 2001
                                                         Rochester          Silver Valley            Petorca             Total
                                                        -----------         -------------           ---------         ----------
Production of Silver (ounces)                           1,483,382              1,060,191                              2,543,573
Production of Gold (ounces)                                                                           3,563               3,563

Cash Costs per ounce                                       $ 3.42                  $4.97              $ 306
                                                ---------------------------------------------------------------------------------

Total Cash Costs (thousands)                               $5,073                 $5,269             $1,090            $ 11,432

Add/Subtract:
   Third Party Smelting Costs                                (195)                (1,425)              (422)             (2,042)
   By-Product Credit                                        4,964                    561                328               5,853
   Accrued Reclamation Costs                                  361                    205                 -                  566
   Inventory Variations                                      (479)                  (703)             1,401                 219
                                                ---------------------------------------------------------------------------------
Production Costs                                           $9,724                 $3,907             $2,397            $ 16,028
                                                =================================================================================




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

Net Income (Loss)
-----------------

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

Debt Reduction Program
----------------------

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

Revenues
--------

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

Costs and Expenses
------------------

     Production costs in the first nine months of 2002 increased by $6.8 million, or 13%, from the first nine months of 2001 to $58.9 million. Increased production costs were a result of the start of production at the Cerro Bayo mine in April of 2002 offset in part by the closure of the Petorca mine in August 2001.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Nine months ended September 30, 2002
                                                         Rochester          Silver Valley         Cerro Bayo            Total
                                                         ---------          -------------         ----------            -----
Production of Silver (ounces)                           4,770,361              4,045,253          1,141,891           9,957,505


Cash Costs per ounce                                       $ 3.11                 $ 4.20             $ 1.21
                                                ---------------------------------------------------------------------------------

Total Cash Costs (thousands)                             $ 14,836               $ 16,990             $1,382            $ 33,208
                                                ---------------------------------------------------------------------------------

Add/Subtract:
   Third Party Smelting Costs                                (791)                (5,811)              (708)             (7,310)
   By-Product Credit                                       16,039                  2,350              6,622              25,011
   Accrued Reclamation Costs                                  863                    474                 -                1,337
   Inventory Variations                                     9,607                     49             (2,978)              6,678
                                                ---------------------------------------------------------------------------------
Production Costs                                         $ 40,554               $ 14,052             $4,318            $ 58,924
                                                =================================================================================

Nine months ended September 30, 2001
                                                         Rochester          Silver Valley            Petorca            Total
                                                         ---------          -------------            -------            -----
Production of Silver (ounces)                           4,473,629              3,201,098                              7,674,727
Production of Gold (ounces)                                                                          17,495              17,495

Cash Costs per ounce                                       $ 3.31                 $ 4.64              $ 340
                                                ---------------------------------------------------------------------------------

Total Cash Costs (thousands)                             $ 14,808               $ 14,853             $5,943            $ 35,604

Add/Subtract:
   Third Party Smelting Costs                                (611)                (4,234)            (1,825)             (6,670)
   By-Product Credit                                       15,613                  1,852              1,489              18,954
   Accrued Reclamation Costs                                1,087                    488                 -                1,575
   Inventory Variations                                     1,689                    (42)             1,011               2,658
                                                ---------------------------------------------------------------------------------
Production Costs                                         $ 32,586               $ 12,917             $6,618            $ 52,121
                                                =================================================================================


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

Net Income (Loss)
-----------------

     As a result of the above mentioned factors, the Company incurred a loss of $35.1 million in the first nine months of 2002 compared to net income of $15.2 million in the first nine months of 2001. The net loss attributable to common shareholders was $0.51 per share for the first nine months of 2002, compared to net income per share of $0.37 for the first nine months of 2001.

Debt Reduction Program
----------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital; Cash and Cash Equivalents

     The Company's working capital at September 30, 2002, increased by $ 14.3 million to approximately $32.0 million compared to $17.7 million at December 31, 2001. The increase was primarily attributed to the retirement of $23.2 million of the Company's 6% Debentures that matured on June 10, 2002. The ratio of current assets to current liabilities was 2.7 to 1.0 at September 30, 2002 compared to 1.4 to 1.0 at December 31, 2001.

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