Form 10-K
period 2002-12-31
COEUR D ALENE MINES CORP
filed 2003-03-21
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to

                          Commission File Number 1-8641

                         COEUR D'ALENE MINES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Idaho                               82-0109423
         -------------------------------              -----------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

            505 Front Ave., P. O. Box "I"
                 Coeur d'Alene, Idaho                       83816
         ----------------------------------------        ------------
         (Address of principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

         Common Stock, par value $1.00 per share
         6 3/8% Convertible Subordinated Debentures due January 31, 2004 71/4% Convertible Subordinated Debentures due October 31, 2005
                                                      (Title of Class)

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

Yes  X       No     .
   -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X      No     .
   -----      -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of March 14, 2003, which was $1.34 per share.)

                                  $186,894,541

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 2003.

               139,473,538 shares of Common Stock, Par Value $1.00

               DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                TABLE OF CONTENTS

PART I
         Item 1.    Business
         Item 2.    Properties.
         Item 3.    Legal Proceedings.
         Item 4.    Submission of Matters to a Vote of Security Holders.
         Item 4A.   Executive Officers of the Registrant.
Part II
         Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.
PART II
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
         Item 8.    Financial Statements and Supplementary Data
         Item 9.    Changes and Disagreements With Accountants on Accounting and
                     Financial Disclosure
Part III
         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12.   Security Ownership of Certain Beneficial Owners and
                     Management
         Item 13.   Certain Relationships and Related Transactions
         Item 14.   Contracts and Procedures
Part IV
         Item 15.  Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K
SIGNATURES
CERTIFICATIONS OF CEO AND CFO

                                     PART I

Item 1.  Business

INTRODUCTION

     Coeur d'Alene Mines Corporation is the largest primary silver producer in North America and is engaged through its subsidiaries in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) and South America (Chile, Argentina and Bolivia). Coeur d'Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as "Coeur" or the "Company."


OVERVIEW OF MINING PROPERTIES AND INTERESTS

     The Company's most significant mining properties and interests are:

o The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property which is located one and one-half miles south of the Rochester mine. The Company commenced mining there in the first quarter of 2003.

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

o Coeur owns 100% of the Cerro Bayo Mine (formerly the Fachinal Mine) in southern Chile, which is a high grade gold and silver underground mine. The Cerro Bayo deposit was discovered during 2000 and exploration drilling continued thereafter. Initial mining operations commenced in late 2001 and processing started in April 2002.

o Coeur owns 100% of the capital stock of Compania Minera Polimet, S.A. ("Polimet") in Argentina, which owns and operates the high-grade Martha silver mine located 270 miles southeast of the Cerro Bayo Mine in Argentina. Mining operations commenced at the Martha Mine in June 2002.

o Coeur owns 100% of Empressa Minera Manquiri S.A. ("Manquiri"), a Bolivian company that controls the mining rights for the San Bartolome project, which is a silver property in Bolivia where a final feasibility study is scheduled for completion in 2003. Depending on the results of the final feasibility study and price of silver, construction and development of San Bartolome could start in early 2004 with production commencing in 2005.

o The Company owns 100% of the Kensington Property, located north of Juneau, Alaska. Optimization studies completed in 1999 and 2000 estimated cash operating costs of $225 per ounce of gold and estimated capital costs to develop the mine of approximately $150 million. Additional optimization work scheduled for 2003 could result in further reductions in both capital and operating costs. Amendments to the existing environmental permits are expected during 2003.

     Coeur also has interests in other properties which are subject to silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

EXPLORATION STAGE MINING PROPERTIES

     The Company either directly or through wholly-owned subsidiaries owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile Argentina and Bolivia. In keeping with its overall efforts to focus its resources, the Company conducted approximately 52% of its exploration activities during 2002 on or near existing properties where infrastructure and production facilities are already in place.

SIGNIFICANT DEVELOPMENTS IN 2002

     o Commenced production at the new wholly owned Cerro Bayo Mine and increased ore reserves at that property by 18% to 8.3 million ounces silver and 12% to 137,000 ounces of gold.

     o Commenced production at the new wholly owned Martha Mine and discovered ore reserves at the property totaling 5.0 million ounces of silver and 4,000 ounces of gold.

     o Introduced trackless mining at the Galena mine at Silver Valley, which reduced the cash cost of production by 8% and increased silver production by 17.6% compared to the previous year.

     o Obtained operating permits for the Nevada Packard property located near the Company's Rochester Mine. The Company commenced mining operations on this property in the first quarter of 2003.

     o Continued the ongoing debt restructuring program through exchanges and conversions reducing convertible indebtedness by an additional $66.0 million during 2002.

     o Obtained a $9 million working capital facility (expanded to US$ 12 million in January 2003) with Standard Bank of New York, primarily for the operations at the Cerro Bayo Mine.

     o The Company sold its interest in the Petorca Mine on August 30, 2002 and recorded a gain of $1.4 million.

BUSINESS STRATEGY

     The Company's business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company's business strategy are to: (i) increase the Company's silver production and reserves in order to remain the nation's largest primary silver producer and one of the world's larger primary silver producers; (ii) decrease cash costs and increase production at the Company's existing silver mining operations; (iii) acquire operating mines, exploration and/or development properties with a view to reducing the Company's cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (iv) continue to explore for new silver and gold discoveries primarily near its existing mine sites.

SOURCES OF REVENUE

     The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley's Galena Mine, each operated by the Company, constituted the Company's principal sources of mining revenues in 2002. The following table sets forth information regarding the percentage contribution to the Company's total revenues (i.e., revenues from the sale of concentrates and dore plus other income) by the sources of those revenues during the past five years:

                                    Coeur Percentage
                                      Ownership at                                Percentage of Total Revenues
Mine/Company                        December 31, 2002                              in Years Ended December 31,
------------                        -----------------       ---------------------------------------------------------------------
                                                              1998           1999          2000         2001         2002
                                                              ----           ----          ----         ----         ----
Rochester Mine                            100%                56.2%         49.2%          51.3%       68.2%         54.3%
Cerro Bayo/Fachinal Mine(1)               100                 14.6           8.0            9.6         0.2          15.4
Galena Mine(2)                            100                 (0.9)          4.6           17.0        22.0          26.0
Petorca Mine(3)                            --                  8.5           8.0            6.5         7.0             -
Yilgarn Star Mine(4)                       --                 12.1           9.2            9.2        (1.2)            -
Golden Cross Mine(5)                       --                  0.2          19.4              -           -             -
Other                                      --                  9.3           1.6            6.4         3.8           4.3
                                                               ---           ---            ---         ---           ---
                                                               100%          100%           100%        100%          100%
                                                               ====          ====           ====        ====          ====

(1)  The company closed the original Fachinal Mine in 2000 and subsequently commenced operations at the Cerro Bayo Mine, located within the same property package, in April 2002. Revenues include the sale of production from the Martha mine.

(2)  The Company increased its ownership interest in Silver Valley from 50% to 100%, and commenced accounting for Silver
     Valley on a fully consolidated basis on September 9, 1999.

(3)  The Company closed in the Petorca Mine in August 2001 and placed it for sale. The Company's interest in the Petorca Mine was 100% prior to the sale by the Company on August 30, 2002.

(4)  Coeur's interest in Gasgoyne's revenue was 50% during the above periods prior to the Company's sale of Gasgoyne on
     February 7, 2001. The Company's interest in Gasgoyne was reported in accordance with the equity method.

(5)  The Company discontinued mining and milling operations at the Golden Cross Mine in New Zealand, in which it possessed an
     80% ownership interest, in April 1998. The revenue received in 1999 represents the net proceeds received from the settlement of the outstanding litigation with Cyprus Amax Mineral Company relating to the Golden Cross mine.


DEFINITIONS

     The following sets forth definitions of certain important mining terms used in this report.

"Cash Costs" are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals, including gold, are deducted from the above in computing cash costs per ounce. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the "Gold Institute Production Cost Standard" applied consistently for all periods presented.

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

"Probable Reserve" is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used a price estimate of $5.00 per ounce for silver, and $350 per ounce for gold in estimating probable reserves at December 31, 2002.

"Proven Reserves" are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used a price estimate of $5.00 per ounce for silver and $350 per ounce for gold in estimating proven reserves at December 31, 2002.

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

"Total Cash Costs per Ounce" are calculated by dividing the cash costs computed for each of the Company's mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company's mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company's mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine's performance, management also monitors US GAAP based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note O - Segment Information in the Notes to the Company's Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

"Total production costs" are the sum of cash costs and noncash costs.

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

Item 2.   Properties.

SILVER AND GOLD MINING OPERATIONS

North America

     Rochester Mine

     The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, located approximately 25 road miles northeast of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. ("Coeur Rochester"). The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres.

     Production at Rochester in 2002 was approximately 6.4 million ounces of silver and 71,905 ounces of gold, compared to 6.3 million ounces of silver and approximately 78,200 ounces of gold in 2001. Cash costs per equivalent ounce of silver decreased by 3.2% to $2.99 per ounce in 2002, compared to $3.09 per ounce in 2001. Reduced cash costs were largely the result of ongoing optimization and cost cutting measures and the impact of increased gold prices in 2002 over 2001.

     The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 33,785 tons of ore and waste per day were mined in 2002 compared to 40,560 tons per day in 2001. The average ore to waste strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1.

     Ore is crushed to approximately 3/8 inch and is then transported by conveyor to a loadout facility where it is transferred to 150 ton trucks which transport the ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100 ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution.

     Based upon actual operating experience and certain metallurgical testing, the Company estimates recovery rates in 2003 of 61.5% for silver and 93% for gold on crushed ore. The leach cycle at the Rochester Mine requires approximately seven years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years.

     At the Nevada Packard satellite deposit, all required permits were received to commence mining which began in the first quarter of 2003.

     The Company's capital expenditures at the Rochester Mine totaled approximately $1.8 million in 2002. During 2003, the Company intends to relocate and upgrade its existing crushing facility, to access a portion of the reserves contained underneath the existing crusher at an estimated cost of $8.9 million. The Company intends to finance the relocation and upgrading of the crusher facility out of the proceeds from the sale in February 2003 of $37.2 million principal amount of 9% Senior Convertible Notes.

     Asarco Incorporated ("Asarco"), the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $19.28 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2002.


                  Year-end Proven and Probable Ore Reserves - Rochester Mine
                                    (includes Nevada Packard)

                                                   2000        2001       2002
                                                   ----        ----       ----
        Tons (000's)                              53,844       51,400     46,946
        Ounces of silver per ton                    0.93         0.85       0.85
        Contained ounces of silver (000's)        49,966       43,902     39,717
        Ounces of gold per ton                     0.008        0.007      0.008
        Contained ounces of gold                 410,000      349,000    365,000

                                   Year-end Mineralized Material

                                                   2000        2001       2002
                                                   ----        ----       ----
        Tons (000's)                              65,897       61,815     33,756
        Ounces of silver per ton                    0.65         0.75       0.77
        Ounces of gold per ton                     0.005        0.005      0.009


                                                 Operating Data

                                                            2000             2001              2002
                                                            ----             ----              ----
        Production
            Tons ore mined (000's)                         11,276           10,630             6,310
            Tons crushed/leached (000's)                   10,996           11,884             9,185
            Ore grade silver (oz./ton)                       1.10             0.98              0.83
            Ore grade gold (oz./ton)                        0.009            0.008             0.006
            Recovery (%) silver                                55               54                85
            Recovery (%) gold                                  80               87               129
            Silver produced (oz.)                       6,678,274        6,348,292         6,417,792
            Gold produced (oz.)                            75,886           78,200            71,905

        Cost per Ounce of Silver
            Cash costs(1)                                  $ 3.21           $ 3.09             $2.99
            Noncash costs                                    1.82             1.39              0.76
                                                    -------------------------------------------------
            Total production costs                          $5.03            $4.48             $3.75

(1)  Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7:
     Management's Discussion and Analysis of Financial Condition and Results of Operations -
     Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.


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

     Silver Valley plans to continue exploratory and developmental activities at the Coeur, Galena and Caladay Mines as well as at several contiguous properties in the Coeur d'Alene Mining District with a view toward the development of new silver reserves.

     During the fourth quarter of 2002, the Company performed an impairment review on the Silver Valley property and determined that its carrying amount was impaired at December 31, 2002 based on changes to its overall mine plan and a reduced long-term silver price estimate of $5.00 per ounce. As a result, the Company recorded an impairment loss of $19.0 million as of that date.

     Galena Mine

     The Galena Mine property is located immediately west of the City of Wallace in Shoshone County in northern Idaho. The property consists of 52 patented mining claims and 25 unpatented mining claims totaling approximately 1,100 acres.

     Silver production at the Galena Mine in 2002 was 5.3 million ounces of silver, an increase of 18% compared to 4.5 million ounces in 2001. Enhanced planning and development, along with improved efficiencies has provided more efficient access to the higher-grade, most productive vein systems at depth, such as the 117 and 72 veins.

     The Galena Mine is an underground silver-copper mine and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations.

     The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 95% in 2002 and 96% in 2001.

     Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond, which is expanded on an as needed basis, has capacity for approximately nine additional years at current production rates.

     Total cash costs for 2002 decreased to $4.25 per ounce compared to $4.62 per ounce in 2001. Cash costs in 2001 were adversely affected by difficult ground conditions that temporarily restricted full access to some of the high-grade veins and set production back from areas designed for mechanized mining and bulk stopping. Measures were taken to alleviate these problems and the mechanized mining initiative resumed. The introduction of a new sand backfill system in early 2002 has also been instrumental in significant operating improvements experienced in 2002.

     A comprehensive geological study of the immediate mine area has led to a much greater understanding of the geologic controls at Coeur Silver Valley. As a direct consequence, Coeur has been able to discover new high-grade silver veins and to more efficiently extend many of the most prolific vein systems to depth and, in some instances, back towards the upper levels of the Galena Mine. Of particular importance is the very productive 117 vein that has already been traced back up to the 3,100 level.

     Total capital expenditures by Silver Valley at the Galena Mine in 2002 were $2.5 million of which $0.6 million consisted primarily of sustaining capital and to increase annual production to five million ounces.

     Silver Valley has planned for capital expenditures of approximately $2.0 million for the Galena Mine during 2003.

                  Year-end Proven and Probable Ore Reserves -- Galena Mine (1)

                                                      2000       2001      2002
                                                      ----       ----      ----
        Tons (000's)                                 1,621      1,471       952
        Ounces of silver per ton                     19.13      20.43     23.09
        Contained ounces of silver (000's)          31,015     30,042    21,987

                                    Year-end Mineralized Material (2)

                                                      2000       2001      2002
                                                      ----       ----      ----
        Tons (000's)                                 1,731      1,987     2,259
        Ounces of silver per ton                     11.11      11.00     11.56

                                    Operating Data (Coeur's interest)

                                                  2000        2001        2002
                                                  ----        ----        ----
        Production
            Tons ore milled                    204,576     198,294     238,780
            Ore grade silver (oz./ton)           20.43       23.66       23.34
            Recovery (%)                            96          96          95
            Silver produced (oz.)            4,013,891   4,507,652   5,302,721
        Cost per Ounce of Silver
            Cash costs(3)                        $4.59       $4.62       $4.25
            Noncash costs                         0.68        0.76         .75
                                         ---------------------------------------
            Total production costs               $5.27       $5.38       $5.00

(1)  The Galena Mine reserve estimate is based on a minimum mining width of 4 to
     4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.

(2)  Mineralized material includes both the Galena and Coeur mines.

(3) Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

     Coeur Mine

     The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d'Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

     There was no mining activity at the Coeur Mine in 2002 and the property remained on care and maintenance. However, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings. In addition, the Coeur mine is connected to the Galena mine, thus any future discoveries at either mine could be efficiently developed and processed at either facility. This connection is currently being utilized to improve ventilation and safety systems.

     Caladay Property

     The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley's analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic conditions which exist at the Galena may extend into the Caladay property below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by providing additional ventilation.

South America

     Chile -- Cerro Bayo Mine (formerly the Fachinal Mine)

     The Cerro Bayo property covers about 103 square miles and is located south of Coihaique, the capital of Region XI in southern Chile, and approximately 25 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Cerro Bayo property is known to include multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the property as well as the necessary surface rights to permit mining.

     Mining operations at the previously operated nearby Fachinal Mine, which consisted of both surface and underground mining, were discontinued in December 2000. The Company turned its focus on the development of the Cerro Bayo deposit discovered approximately nine miles from the Fachinal processing facilities. The Company changed the name of the property to the Cerro Bayo Mine in late 2001.

     The ore processing mill at the Cerro Bayo Mine uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate processed at this mill is sold to third-party smelters, primarily in Japan. The mill has a design capacity of 1,650 tons per day. The Company estimates, based on operating experience, recovery rates of 88% for gold and 89% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

     During 2002, the Company continued its exploration and development program at the Cerro Bayo deposit, which is located approximately nine miles east of the processing facilities. This zone includes a vein structure named Lucero that has a greater strike length, width and grade than anything previously encountered in the district. The Cerro Bayo deposit is located within the Cerro Bayo trend and consists of multiple veins and veinletes found over a zone that is at least six miles north-south and is up to two and one half miles east-west. The Lucero vein, which at the present time contains the majority of the reserves within this trend, contains ore grade mineralization for more than 3,300 feet along strike and to approximately 350 feet at depth. The Lucero vein is open in all directions and at depth.

     Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo deposit commenced in November 2001 and was completed in February 2002. Additional mineralized high-grade gold and silver vein systems were discovered, the Luz Eliana, Celia, Soledad East and Andrea, in addition to a mineralized loop of the main Lucero vein. Completion of the two access ramps provided new geological information as well as new discoveries. Sampling programs on both the Lucero and Luz Eliana veins also have encountered grades and thickness in excess of reserve model expectations. Development drifting and production activities are underway to the north and south of the upper and lower access ramp along the Lucero, Luz Eliana and Celia veins toward previously delineated high-grade ore zones. Both surface and underground diamond drill programs are also underway to test these vein structures for additional high-grade gold and silver mineralization.

     Total capital expenditures at the Cerro Bayo property in 2002 were $3.6 million and the Company plans approximately $1.6 million of additional capital expenditures there in 2003. The Company has arranged for a working capital facility in the amount of $9 million (expanded to US$ 12 million in January
2003) with Standard Bank, U.S.A. LTD to meet short term liquidity needs.

     During 1999, the Company exercised its option to purchase 100% of the Furioso property located approximately 50 miles southwest of the Cerro Bayo mine. The high-grade Furioso ores will be processed at the Cerro Bayo mill. During 2002, the Company completed a new road to allow haulage of Furioso ore to Cerro

Bayo at a cost of $1.8 million. Production from Furioso started in the second quarter of 2002 and was in addition to ore mined from the Cerro Bayo deposit.

     Argentina -- Martha Mine

     In April 2002, the Company entered into agreements to acquire 145,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, and to make a strategic investment in Yamana Resources Inc. ("Yamana"), a mining company with holdings in Argentina. Coeur acquired 100% of the 145,000 acres including the Martha Mine for $2.5 million and also acquired approximately 10% of the outstanding common shares of Yamana for approximately $0.6 million. In June, 2002, Coeur commenced shipping Martha's high-grade ore to the Cerro Bayo Mine for processing.

              Year-end Proven and Probable Ore Reserves (1) - Cerro Bayo/Martha Mine

                                                                2000             2001              2002
                                                                ----             ----              ----
        Tons (000's)                                             787              855               993
        Ounces of silver per ton                                8.69             8.25             13.39
        Contained ounces of silver (000's)                     6,838            7,047            13,293
        Ounces of gold per ton                                  0.17             0.14              0.14
        Contained ounces of gold                             134,000          122,000           141,000

                                    Year-end Mineralized Material (1)

                                                                2000             2001              2002
                                                                ----             ----              ----
       Tons (000's)                                            2,166            1,675             1,067
       Ounces of silver per ton                                 4.80             7.10              7.94
       Ounces of gold per ton                                   0.09             0.12              0.12

                                            Operating Data (2)

                                                                2000             2001              2002
                                                                ----             ----              ----
        Production
            Tons ore milled                                  327,646               --           346,592
            Ore grade gold (oz./ton)                           0.056               --             0.155
            Ore grade silver (oz./ton)                          3.30               --             10.02
            Recovery gold (%)                                     88               --                87
            Recovery silver (%)                                   87               --                90
            Gold produced (oz.)                               16,077               --            45,209
            Silver produced (oz.)                            939,882               --         3,112,169

        Cost per Ounce of Silver (3)
            Cash costs                                        $10.10               --             $0.38
            Noncash costs                                       5.01               --              1.48
                                                      ----------------------------------------------------
            Total production costs                            $15.11               --             $1.86

(1)  Proven and probable ore reserves and mineralized material include the Furioso property.

(2)  Operations at the original Fachinal mine were discontinued in December 2000. Processing at Cerro Bayo commenced in April 2002 and mining operations at Martha commenced in June 2002. There are no processing facilities at the Martha mine; therefore the ore is transported to Cerro Bayo. Due to the relationship, the Cerro Bayo and Martha production and financial statements are consolidated for reporting purposes.

(3) Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.

     Although the governments of Chile and Argentina have been relatively stable in recent years, the ownership of property in a foreign country is always subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operation or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade, investment and taxation.

     Chile -- Petorca Mine

     Prior to Coeur's sale of the Petorca Mine on August 30, 2002, Coeur owned 100% of the mine which was located on approximately 34,000 acres in the western Andean foothills approximately 90 miles north of Santiago, Chile. Operations at Petorca were terminated in August 2001 and bids were solicited for the sale of Petorca. On August 30, 2002, the Company sold its interest in the Petorca mine and reported a gain of $1.4 million.

     Gold production at Petorca in 2001 was 17,945 ounces of gold and 86,599 ounces of silver compared to 26,891 ounces of gold and 57,854 ounces of silver in 2000. Total cash costs per equivalent ounce of gold in 2001 were $341 per ounce compared to $345 per ounce in 2000. The decrease in production in 2001 was attributable to the Company's decision to suspend mining operations in the third quarter of 2001, due to continuing operating losses.

     There were no capital expenditures at Petorca in 2001 or 2002.


                    Year-end Proven and Probable Ore Reserves (1) - Petorca Mine

                                                    2000         2001     2002
                                                    ----         ----     ----
        Tons (000's)                                 406          313        -
        Ounces of silver per ton                    0.65         0.61        -
        Contained ounces of silver (000's)           264          189        -
        Ounces of gold per ton                      0.18         0.19        -
        Contained ounces of gold                  73,000       61,000        -

                                           Year-end Mineralized Material (1)

                                                    2000         2001     2002
                                                    ----         ----     ----
        Tons (000's)                               1,845        1,844        -
        Ounces of silver per ton                    0.55         0.55        -
        Ounces of gold per ton                      0.25         0.25        -

                                            Operating Data

                                                     2000         2001     2002
                                                     ----         ----     ----
        Production
            Tons ore milled                       235,665      146,160        -
            Ore grade gold (oz./ton)                0.126        0.127        -
            Ore grade silver (oz./ton)               0.34         0.75        -
            Recovery gold (%)                          91           97        -
            Recovery silver (%)                        72           79        -
            Gold produced (oz.)                    26,891       17,945        -
            Silver produced (oz.)                  57,854       86,599        -

        Cost per Ounce of Gold Equivalent
            Cash costs(2)                            $345         $341        -
            Noncash costs                               8           20
                                               ---------------------------------
            Total production costs                   $353         $361      $ -

(1) The Company closed the Petorca mine and placed it for sale in August 2001 and sold it on August 30, 2002.

(2) Total cash costs per ounce of gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates; Total Production and Reserves" for reconciliation of this non-GAAP measure to GAAP production costs.


SILVER AND GOLD DEVELOPMENT PROPERTIES


     Bolivia -- The San Bartolome Project

     Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. ("Manquiri") from Asarco on September 9, 1999. Manquiri's principal asset is the mining rights in the San Bartolome project, a silver property located near the city of Potosi, Bolivia, on the flanks of the Cerro Rico mountain. The San Bartolome project consists of several distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico mountain.

     The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company ("COMIBOL"). Manquiri controls 67 square kilometers of concessions (16,600 acres). The JV/lease agreements are subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During the current exploration stage, the properties are subject to monthly payments totaling approximately $34,700.

     Of the several pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huachajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este) and Santa Rita. During 2000, the Company under took an intensive field program and completed a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. Coeur retained a third party geological consulting firm to incorporate the new data from the field program in an updated estimate of mineralized material. As a result, mineralized material at San Bartolome increased 15% from 2000, to 40.3 million tons with an average grade of 3.14 ounces of silver per ton.

     To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the estimate of mineralized material, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporated a cyanide milling flow sheet with a wet pre-concentration screen circuit. In addition, the study identified a number of optimization opportunities, that if successful, could significantly enhance the economic returns of the project. During 2002, Coeur pursued these optimization opportunities which included: securing additional mining rights, evaluating the recovery of tin as a by-product, process flow sheet enhancement and securing favorable in-country tax treatment.

     The pre-feasibility study concluded that a 7,000 to 7,500 ton per day mining operation could be constructed at an estimated capital cost of $60.0 million to $70.0 million (inclusive of working capital, owner's costs and taxes and duties). The operation would be capable of producing, on average, 5.5 million to 6.0 million ounces of silver per year at an estimated cash cost of $3.50 per ounce over a projected mine life of eight to ten years.

     In the last quarter of 2001, the Company was awarded a grant of $760,000 by the U.S. Trade and Development Agency to complete a final feasibility study which is currently in progress. Originally, Coeur had planned to complete the feasibility study by the end of the first quarter of 2002. However, the completion date for the feasibility study was extended as the Company continues to evaluate positive opportunities on the metallurgical front, specifically the potential economic recovery of tin as a by-product and completion of the capital cost estimate for the project. This is in addition to a number of other project improvements, which include favorable tax treatment, the securing of electric power and water rights significantly below initial estimates, and additional mining rights granted by COMIBOL.

     Based on the feasibility study, subsequent geological work and including the pallaco extensions granted by COMIBOL, Coeur estimates the mineralized material at 40.3 million tons at 3.14 ounces per ton silver at San Bartolome. Once the final feasibility is completed, Coeur expects a large proportion of the mineralized material will be upgraded to proven and probable reserves. Coeur expects the final feasibility study will be completed in 2003.

     Coeur expended approximately $2.7 million, $3.7 million and $2.7 million on exploration at the San Bartolome project in 2002, 2001 and 2000, respectively, and plans approximately $1.1 million for the feasibility study, additional exploration, mining rights acquisitions and project development expenditures during 2003.

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

             Year-end Mineralized Material -- San Bartolome Project

                                             2000          2001          2002
                                             ----          ----          ----
Tons (000's)                                41,096        40,297        40,297
Ounces of silver per ton                      2.97          3.14          3.14

     Alaska -- Kensington Gold Project

     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"), acquired the 50% ownership interest of Echo Bay Exploration Inc. ("Echo Bay") in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the "Sellers"), giving Coeur 100% ownership of the Kensington property. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.

     The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

         Year-end Proven and Probable Ore Reserves - Kensington Property

                                             2000, 2001 and 2002
                                             -------------------
Tons (000's)                                       10,946
Ounces of gold per ton                               0.16
Contained ounces of gold                        1,751,000

                          Year-end Mineralized Material

                                              2000, 2001 and 2002
                                              -------------------
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

     During 2002, 2001 and 2000, the Company's efforts at Kensington continued to be directed toward the permitting process and further project optimization studies. Based on the results of the optimization studies completed in 2000 and 1999 the Company estimated that the project's cash operating costs could be reduced to approximately $225 per ounce of gold and total capital costs to develop the mine should be reduced to approximately $150 million.

     Project optimization continued from 2000 through 2002. Those optimization efforts included: 1) a proposed reduction in process throughput combined with a corresponding increase to the grade of ore to be mined, 2) a relocation of the plant site, 3) a change to the method and routing of personnel and supplies transportation, and 4) a possible alternative tailings management system. The Company will continue to examine these new alternatives given the potential capital cost savings.

     Total expenditures by the Company at the Kensington property in 2002 were $2.0 million. Such expenditures were used to continue the permitting and optimization activities. The Company plans approximately $1.6 million in project expenditures during 2003, which are planned for ongoing technical support and site maintenance.

     During the fourth quarter of 2001, the Company performed an impairment review on the Kensington property and determined that its carrying amount for the Kensington was impaired at December 31, 2001. As a result, the Company recorded an impairment loss of $6.1 million on the investment. During 1998 the Company completed an impairment review and recorded a $121.5 million write-down pursuant to SFAS 121. The Company has determined that no additional impairment exists as of December 31, 2002.

     Coeur continues to complete the permitting process. Coeur may seek a joint venture partner to assist with the development of the Kensington property. No assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

EXPLORATION ACTIVITY

     Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina and Bolivia. Exploration and development expenses of approximately $3.8 million, $6.4 million and $6.7 million were incurred by the Company in connection with exploration activities in 2002, 2001 and 2000, respectively.

     In keeping with the Company's overall efforts to focus its financial resources, Coeur conducted 100% of the 2002 exploration program on or near existing properties where infrastructure and production facilities are already in place. During 2003, the Company will continue to focus its exploration efforts on its existing properties, particularly at the Cerro Bayo mine in Chile and the Martha Mine in Argentina.

     Puchuldiza, Chile Joint Venture Property

     On November 28, 2001, the Company signed an exploration agreement with Barrick Gold Corporation relating to Coeur's Puchuldiza gold property located approximately 155 miles northeast of the port city of Iquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property for exploration expenditures of $2.3 million over the next five years. For an additional $5.8 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick's additional expenditure of $5.8 million, plus a 50% penalty.

     Puchuldiza is considered to be geologically unique in Chile in that it appears to be a large epithermal hot spring deposit in a setting very similar to other high-grade gold deposits in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones. Coeur believes that there is considerable potential to expand the current near-surface resource. Preliminary work indicated that the possible existence of a large, high-grade feeder system at depth underlying the near-surface mineralization.

     During 2002, Barrick spent approximately $0.2 million on geologic mapping plus numerous geochemical and geophysical techniques on the Puchuldiza property. Results of their work have been encouraging enough to stake an additional 5,000 hectares of land on behalf of the joint venture, which more than triples the size of the original property holdings. Drilling is expected to commence during the first quarter of 2003.

     Cerro Bayo Mine, Chile

     Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Over $1.4 million was spent in exploration during 2002. A total of 87,250 ft of core drilling was completed in 240 holes primarily during the second half of the year. The goal was to discover new reserves and mineralized material immediately north and south of the Cerro Bayo mine.

     New reserves and mineralized material were successfully discovered in five veins totaling 791,827 tons containing 16,896,625 silver equivalent ounces. The average discovery cost was $.083 per silver equivalent ounce. The five veins include Lucero Norte, Lucero Sur, Luz Eliana Celia Sur, Marta Sur and, most significantly, the Javiera vein.

     Reserves discovered on the Javiera vein during 2002 were sufficient to justify the construction of a new portal located 800 meters north of the Cerro Bayo mine beginning in the first quarter of 2003. Production from the Javiera vein is expected to commence during the third quarter of 2003.

     At the end of 2002, Coeur also discovered the Wendy vein, which is located 50 feet west of the Javiera vein. This new vein is visible from the surface for over 2,600 feet and the Company expects Wendy to be similar in size and grade to the nearby Javiera vein. The only drill hole into Wendy returned 7.5 feet of
67.5 silver equivalent ounces per ton.

     Due to these positive results, the Company has increased its holding of prospective ground by 10% to 103 square miles.

     The exploration potential to discover additional high grade veins within the entire Cerro Bayo trend, which is 2.5 miles east-west by 6 miles north-south, is considered to be excellent. The exploration budget for 2003 was increased to $1.8 million, which should be sufficient to drill over 100,000 ft in well over 300 core holes.

     Martha Mine, Argentina

     Coeur had outstanding exploration results at its 100%-owned high-grade silver Martha Mine located in Santa Cruz Province, Argentina. The underground mine is approximately 270 miles southeast of Coeur's Cerro Bayo property located in Southern Chile. Coeur acquired the Martha Mine in April 2002 and began transporting high-grade ore from the Martha mine to its Cerro Bayo mill in June 2002. In addition 145,000 acres of exploration stage properties in Santa Cruz Province were also acquired.

     Coeur commenced exploration efforts during the second half of 2002 and focused primarily on the Martha vein located within the 100 acre Martha mine property. The Martha vein, which is exposed for over one mile, is one of six presently known veins that have had very limited exploration prior to Coeur's acquisition of the property. Coeur's efforts in 2002 consisted of mapping, sampling and the drilling of 89 holes totaling 21,320 feet. Total expenditures were $0.2 million.

     Exploration was successful in discovering extensions of high grade ore along the strike of the Martha vein within the mine itself as well as locating an entirely new high-grade ore shoot called the "R 4 Zone" located approximately 300 feet southeast of the mine. The R 4 Zone remains open along strike, indicating additional high-grade reserves should be discovered during 2003.

     The R 4 Zone is a significant new discovery that is expected to extend the Martha mine life through the end of 2004. At the present time, reserves in the R 4 Zone total 27,928 tons averaging 0.12 ounces per ton gold and 143 ounces per ton silver for a total of 4.2 million silver equivalent ounces. A select drill intercept has a true thickness of 44.0 feet of 0.42 ounces per ton of gold and 666 ounces per ton of silver, which equates to a silver equivalent grade of 694 ounces per ton. An ongoing drill program during 2003 is expected to expand the high grade reserve in the R 4 zone to the southeast.

     New reserves and mineralized material discovered on the Martha mine property during the second half of 2002 totaled 4.6 million silver equivalent ounces, averaging 150 ounces of silver equivalent per ton. They were discovered at a cost of $.033 per silver equivalent ounce.

     Coeur has also initiated ground reconnaissance on its large land package in Santa Cruz Province surrounding the Martha mine as well as 90 miles to the north surrounding its Lejano property, which also contains a significant silver resource. Numerous new epithermal veins were discovered that contain high grade gold and silver mineralization on the surface. These veins have never been sampled or drilled. One of these veins is up to 13 feet wide and has been continuously mapped for over 3.5 miles. The Company plans to map, sample and drill as many of these veins during 2003.

     Because of the highly prospective nature of Coeur's land holdings and the excellent results to date, Coeur increased its land position by nearly 50% to 334 square miles. In addition, the Company has increased its 2003 exploration budget for Argentina to $0.8 million.


SILVER AND GOLD PRICES

     The Company's operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (London Metal Exchange final quotation) per ounce during the periods indicated:

         ---------------------------------------------------------------------------------------------------
                                                     Year Ended December 31,
                         -----------------------------------------------------------------------------------
                                  2000                        2001                        2002
                         -----------------------------------------------------------------------------------
                           High          Low           High           Low          High           Low
                         -----------------------------------------------------------------------------------
         Silver          $  5.53       $  4.60      $  4.81        $  4.06       $5.12         $4.23
         Gold            $312.70       $263.80      $293.25        $255.55       $349.65       $278.45
         ---------------------------------------------------------------------------------------------------

MARKETING

     Coeur has historically sold the gold and silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 2002. In order to ensure that planned revenues from the sale of gold are realized and to reduce the impact of any declines in gold prices, the Company has established the prices to be received in the future for a portion of its gold production by entering into a forward sales agreements. At December 31, 2002, approximately 48.6% of the Company's estimated annual production of gold over the next year was committed under the Company's gold hedging program. For further details of the Company's gold sales program please refer to Note O - Financial Instruments of the Company's Consolidated Financial Statements and Accompanying Notes.

PROVISIONS OF THE TRANSACTION AGREEMENT AND SHAREHOLDER AGREEMENT WITH ASARCO

     In September 1999, Coeur consummated an acquisition of certain silver assets and properties from Asarco in exchange for 7.125 million shares of Coeur common stock. Pursuant to the Transaction Agreement entered into by Coeur and Asarco in connection with the transaction, Asarco was required, during the five years following the transaction, to obtain the consent of Coeur of any sale of such shares and to not sell any of such shares to anyone other than an affiliate of Asarco or in a widely distributed public offering. On January 6, 2003, Coeur and Asarco entered into an agreement providing that Coeur would use its best efforts to have the shares registered under the universal shelf registration statement on Form S-3, which registration is in process . Asarco agreed that it would limit any sales of shares prior to September 9, 2004 so that no individual purchaser will purchase in excess of 500,000 shares. Asarco's two designees on Coeur's Board of Directors resigned. Finally, Asarco agreed to waive its approval authority under the Shareholder Agreement, dated as of September 9, 1999, entered into by Coeur and Asarco which provided that Coeur would be required to obtain the prior written consent of

Asarco with respect to certain actions by Coeur. Coeur plans, promptly after the SEC registration statement is declared effective, to file a prospectus supplement to a pending registration statement that will register the Coeur shares owned by Asarco for resale under the Securities Act of 1933.

GOVERNMENT REGULATION

General

     During 2002 the Company was not cited for any violations of environmental or operating regulations and permits. The Company's commitment to environmental responsibility has been recognized in 19 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government and the "Star" award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995. In 1994, the Company's Chairman and Chief Executive Officer, and in 1997, the Company's Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers' Environmental Conservation Distinguished Service Award.

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

     For the years ended December 31, 2002, 2001 and 2000, the Company expended $5.3 million, $5.5 million and $7.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.7 million for that purpose in 2003. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities.

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

Foreign Government Regulations

     The mining properties of the Company that are located in Chile and Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. A recently established State Council for the Environment (CODEMA) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Chile and Argentina.

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

     In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $.30 per hectare. An exploration concession is valid for a five-year period. It may be renewed for new periods unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession.

     Minerals are owned by the Argentine government, which allows individual provinces to impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing a cateo, which gives exclusive prospecting rights for the requested area for a period of time, generally up to 3 years. Maximum size of each cateo is 10,000 hectares; a maximum of 20 cateos can be held by a single entity (individual or company) in any one province.

     The holder of a cateo has exclusive right to establish a Manifestation of Discovery (MD) on that cateo, but MD's can also be set without a cateo on any land not covered by someone else's cateo. MD's are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery - up to 840 hectares for vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. An MD can later be upgraded to a Mina (mining claim), which give the holder the right to begin commercial extraction of minerals.

EMPLOYEES

     The number of full-time employees at December 31, 2002 of Coeur d'Alene Mines Corporation and its subsidiaries was:

             United States Corporate Staff & Office                  22
             Silver Valley - Galena Mine (1)                        211
             Rochester Mine                                         234
             Kensington Property                                      5
             Chilean Corporate Staff & Office                         7
             Cerro Bayo Project/Fachinal Mine (1)                   198
             Other                                                   90
                                                                    ---
               Total                                                767

(1) Operations where a portion of the employees are represented by a labor union.

     The Company maintains a labor agreement with the United Steelworkers of America at its Coeur Silver Valley mine. The agreement was effective from October 1999 and expired on December 13, 2002. While contract negotiations were underway during the first quarter of 2003, the employees at Coeur Silver Valley continue to work pursuant to terms of the expired contract. Labor relations at all of the Company's mines are believed to be good.

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

If presently unexpected circumstances cause us to be unable to pay our debts upon their maturity, it may be necessary for us to seek relief under Chapter 11 of the Bankruptcy Code.

          At December 31, 2002, we had a total of approximately $79.5 million of outstanding notes and debentures, which included approximately $12.7 million of 13 3/8% Senior Subordinated Notes due December 31, 2003, $55.1 million principal amount of 6 3/8% Convertible Subordinated Debentures due January 31, 2004 and approximately $11.7 million principal amount of 7 1/4% Convertible Subordinated Debentures due October 31, 2005. On February 26, 2003, we consummated the private sale of $37.2 million principal amount of 9.0% Senior Convertible Notes due February 14, 2007, out of the proceeds of which we intend to retire approximately $22.4 million principal amount of our 6 3/8% Convertible Subordinated Debentures. In addition, during January, February and March 2003, we issued a total of 19.0 million shares of our common stock in exchange for $26.9 principal amount of outstanding 6 3/8% Convertible Subordinated Debentures, $1.7 million principal amount of outstanding 7 1/4% Convertible Subordinated Debentures and $2.8 million principal amount of outstanding 13 3/8% Senior Subordinated Notes. As a result, we expect our notes and debentures to be reduced by April 30, 2003 to approximately $62.8 million , which includes approximately $5.8 million principal amount of 6 3/8% Convertible Subordinated Debentures, $9.9 million principal amount of 7 1/4% Convertible Subordinated Debentures, $9.9 million of 13 3/8% Senior Subordinated Notes and $37.2 million principal amount of 9% Senior Convertible Notes. We expect to be able to generate adequate cash flow and, if necessary, to raise additional debt or equity capital, in order to service our outstanding indebtedness upon maturity. However, if presently unexpected circumstances cause us to be unable to service our indebtedness upon maturity, we may be required to seek relief under Chapter 11 of the Bankruptcy Code. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action while the company seeks to negotiate and confirm a plan of reorganization with its creditors.

We have incurred losses in the last five years and expect to continue to do so.

     We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Significantly contributing to the losses were:

o    historically low silver and gold market prices;

o our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness; and

o significant write-downs for impaired assets in1998 ($223.2 million), 1999 ($16.2 million), 2000 ($12.2 million), 2001 ($6.1 million) and 2002 ($19.0 million),

     While market prices for silver and gold have recently increased, if silver and gold prices were to remain at current levels or decline and we are unable to reduce our production costs below prevailing price levels, our losses will continue. Because low silver and gold prices may make mining at our properties uneconomical, if these prices decline, we may be required to recognize additional impairment write-downs. This would increase our operating losses.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

     As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $227.0 million in 1998, $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001 and $81.2 million in 2002, respectively. As of December 31, 2002, we were required to make fixed payments on the following securities:

o $55.1 principal amount of our 6 3/8% convertible subordinated debentures due 2004, requiring annual interest payments of approximately $3.5 million until their maturity on January 31, 2004; and

o $11.7 million principal amount of our 7 1/4% convertible subordinated debentures due 2005, requiring annual interest payments of approximately $1.1 million until their maturity on October 31, 2005.

o $12.7 million principal amount of our 13 3/8% Series I convertible senior subordinated notes due December 2003, requiring interest payments (in cash or in common stock) of approximately $1.7 million in December 2003

As of February 28, 2003, we were required to make fixed payments on the following securities:

o $28.2 million principal amount of our 6 3/8% Convertible Subordinated Debentures 2004, requiring annual interest payments of approximately $1.8 million until their maturity on January 31, 2004;

o $9.9 million principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, requiring annual interest payments of approximately $1.1 million until their maturity on October 31, 2005; and

o $9.9 million of our Series I 13 3/8% senior convertible notes due 2005, requiring interest payments (in cash or in common stock) of approximately $1.3 million in December 2003.

o $37.2 million of our 9% Senior Convertible Notes due 2007, requiring annual interest payments (in cash or in common stock) of approximately $3.3 million until their maturity on February 26, 2007.

     On March 7, 2003, we issued a redemption notice for approximately $22.4 million principal amount of our 6 3/8 Convertible Subordinated Debentures due January 31, 2004. We do not expect that the remaining 6 3/8% or 7 1/4% convertible subordinated debentures will be converted into common stock in the foreseeable future because the conversion price of each issue substantially exceeds the current market price of our common stock. The 9% Senior Convertible Notes are convertible into common stock at a price of $1.60 per share.

     We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $6.6 million at December 31, 2002, and, if necessary, the sale of assets or equity or debt securities. We have recently been experiencing negative cash flow from operating activities. The amount of net cash used in, as opposed to provided by, our operating activities amounted to approximately $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market price of silver over which we have no control, is volatile and is at a level that adversely affects us.

     Because we derive greater than 68.8% of our revenues from sales of silver, our earnings are directly related to the price of this metal.

     Silver prices fluctuate widely and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

     The market price of silver (as reported by Handy & Harman) on March 14, 2003 was $4.56 per ounce. The price of silver may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holder, and a general global economic slowdown.

     If the silver price becomes depressed for a sustained period, our net losses will continue, we may suspend mining at one or more of our properties until the price increases, and we may be required to record additional asset impairment write-downs pursuant to SFAS 144 (as discussed below).

We have recorded significant write-downs of mining properties in recent years and may have to recognize additional write-downs in the future.

     Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 require a company to review the recoverability of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows.

     Recognizing impairment write-downs has negatively impacted our results of operations in recent years. We have recorded significant write-downs of our mining properties in recent years, amounting to $16.2 million in 1999, $12.2 million in 2000, $6.1 million in 2001 and $19.0 million in 2002. The 1999 write-downs consisted of $16.2 million at the Yilgarn Star Mine in Australia. The 2000 write-down included an impairment of $12.2 million for our investment in Gasgoyne Gold Mines NL. The 2001 write-down consisted of an additional impairment of $6.1 million at the Kensington property, in addition to the $121.5 written-off in 1998. The 2002 write-down consisted of a $19.0 impairment at Coeur Silver Valley.

     While we do not believe that any of our other properties presently requires a write-down pursuant to SFAS No. 144, if silver prices become depressed for a sustained period of time and/or we fail to reduce production costs or expand mineable ore reserves at our mining properties, we may recognize further asset write-downs.

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

     Silver and gold reserves at mining properties owned by us and in which we have an ownership interest were calculated at or about December 31, 2002. Our ore reserve determinations were based on a silver price of $5.00 per ounce and a gold price of $350 per ounce.

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

     Chile, Argentina and Bolivia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in Chile, Argentina and Bolivia. Although the governments and economies of these countries have been relatively stable in recent years, property ownership in a foreign country generally is subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation.

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

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $21.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We have reached an agreement with this insurance company and the State of Nevada regarding financial assurance for reclamation costs at the Rochester Mine. This settlement requires us to fund a reclamation escrow account in amounts calculated based on a formula which takes into account the amount of silver produced and sold at the Rochester Mine commencing January 1, 2002. We estimate that the annual funding required by the settlement into this escrow account will be approximately $3.2 million, which adversely effects our working capital position.

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

     The market price of our common stock could decrease as a result of the impact of an increase in the number of our outstanding shares that may result from issuances of shares in exchange for our outstanding convertible debt.

     We may, from time to time, enter into exchange transactions with holders of our outstanding convertible debt involving the issuance of additional shares of common stock. The impact of the issuance of a significant amount of common stock may place downward pressure on the market price of the common stock.

     The market price of our common stock has been volatile and may decline.

     The market price of our common stock has been volatile and may decline in the future. The high and low closing sale prices of our common stock were $4.13 and $0.81 per share in 2000, $1.23 and $0.87 in 2001 and $2.50 and $0.78 in
2002. The closing sale price at March 14, 2003 was $1.34 per share.

     The market price of our common stock historically has fluctuated widely and been affected by many factors beyond our control. These factors include:

o    the market prices of silver and gold;

o    general stock market conditions;

o    interest rates;

o    expectations regarding inflation;

o    currency values; and

o    global and regional political and economic conditions and other factors.

     The offer and resale of 7.125 million restricted shares of our outstanding common stock, which we have been required to register for public resale under the Securities Act of 1933, could impose downward pressure on the market price of our common stock.

     In 1999, we issued 7.125 million shares of our common stock to Asarco in connection with our acquisition of certain of its silver mining interests. This represents approximately 5.2% of our currently outstanding common stock. Asarco exercised its contractual right to request the registration of those shares under the Securities Act for public resale, subject to a limitation of the sale of no more than 500,000 shares to any one individual purchaser. The public offering and resale of such shares would increase the number of outstanding shares being sold in the public market and could exert downward pressure on the market price of our shares.

     We do not anticipate paying dividends on the common stock.

     We do not anticipate paying any cash dividends on the common stock at this time. Therefore, holders of the common stock will likely not receive a dividend return on their investment and there is a significant likelihood that holders of the common stock will not realize any value through the receipt of cash dividends.

     We are subject to anti-takeover provisions in our charter and in our contracts that could delay or prevent an acquisition of us even if such an acquisition would be beneficial to our shareholders.

     Certain provisions of our articles of incorporation and our contracts could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. Some of these provisions:

o authorizethe issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of the common stock; and

o    require that a "fair price" be paid in such business transactions.

     We have also implemented a shareholder rights plan which could delay or prevent a third party from acquiring us.

     The uncertainties inherent in estimating inventory mean that our estimates of current and non-current inventories may not be realized in future actual production and operating results.

     We use estimates, based on prior production results and experiences, to determine whether heap leach inventory will be recovered more than one year in the future, and is non-current inventory, or will be recovered within one year, and is current inventory. The estimates involve assumptions that may not prove to be consistent with our actual production and operating results. We cannot determine the amount ultimately recoverable until leaching is completed. As set forth under Item 6 ("Selected Financial Data") below, we have recently corrected the classification of inventory. This correction has reduced the amount of reported current inventory by $22.8 million in 1999, $19.9 million in 2000 and $12.4 million in 2001.

     Our silver mining operations would be adversely affected if we are not able to renew our labor union contract at Silver Valley.

     On December 13, 2002, our labor contract with the United Steelworkers of America for the Galena Mine expired. The union negotiating committee recommended to its membership, consisting of 44 members, that our offer be accepted. However, the membership voted to reject the offer. Although no strike has been called and negotiations continue, our silver mining operations would be adversely affected if we are unable to negotiate a new labor contract with the union.

Item 2. Properties.
        ----------

     Information regarding the Company's properties is set forth under Item 1 above.

Item 3. Legal Proceedings.
        -----------------

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

     Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc.("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the claims are without merit, and are vigorously defending the suit.

     Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the complaint, which will be heard by the court in May 2003. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

     State of Maine and State of Idaho Superfund Sites Related to Callahan Mining Corporation

     During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940's. The Forest Service believes that some cleanup action is required at the location. However, Coeur d'Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

     During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960's, shut the operations down in the early 1970's and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

     Expired Labor-Management Agreement at the Galena Mine

     The labor-management agreement for the Galena and Coeur Mines expired on December 13, 2002. Negotiations for a new labor contract have not yet been successful. The employees are working under the expired agreement. There is no threat of a strike. However, if the employees were to strike and a work stoppage occurs and we are unable to negotiate a new labor contract with the union, our silver mining operations would be adversely affected.

AVAILABLE INFORMATION

     The Company's website is http://www.couer.com. Coeur makes available free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company's website is not a part of this report.

     The Company's Board of Directors recently adopted an addendum to its Policies and Procedures Manual to establish a code of ethics for the chief executive and principal financial and accounting officers of the Company. The Company will provide a copy of the code free of charge to any person that requests a copy by writing to the Secretary, Coeur d'Alene Mines Corporation, 400 Coeur d'Alene Mines Building, 505 Front Avenue, Post Office Box I, Coeur d'Alene, Idaho 83816-0316.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     Not applicable.

Item 4A. Executive Officers of the Registrant.
         ------------------------------------

     The following table sets forth certain information regarding the Company's current executive officers:

                                             Office with                             Appointed
Name                          Age            the Company                             to Office
----                          ---            -----------                             ---------
Dennis E. Wheeler             60           Chairman of the Board                       1992
                                           Chief Executive Officer                     1986

Robert Martinez               56           President                                   2002
                                           Chief Operating Officer                     1998

James A. Sabala               48           Executive Vice President                    2003
                                           Chief Financial Officer

Dieter A. Krewedl             59           Senior Vice President - Exploration         1998

Gary W. Banbury               50           Vice President - Administration             2001
                                           and Human Resources

Troy J. Fierro                39           Vice President - Operations                 2001



Wayne L. Vincent              41           Controller                                  1998
                                           Chief Accounting Officer                    1999

Mitchell J. Krebs             31           Vice President - Corporate Development      2003

James N. Meek                 51           Treasurer                                   1999

     Messrs. Wheeler, Martinez, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as president on September 19, 2002, Mr. Martinez served as Senior Vice President and Chief Operating Officer since May 15, 1998, as Vice President
- Operations since April, 1997 and previously was Vice President - Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Executive Vice President and Chief Financial Officer in January 2003, Mr. Sabala was Chief Financial Officer and Controller for Stillwater Mining Company from 1998 to 2003 and from 1991 to 1998 was employed by the Company in various capacities with the most recent being a Senior Vice President and Chief Financial Officer. Prior to his appointment as Vice President - Administration and Human Resources, Mr. Banbury held the position of Vice President - Human Resources from 1998 to 2000, prior thereto as Manager of Human Resources with the Company. Prior to his appointment as Senior Vice President-Exploration on May 1, 2001, Mr. Krewedl was Vice President of Exploration for the Company since October 8, 1998 and prior to that the Vice President-Explorations for Echo Bay Mines, LTD. Prior to his appointment as Vice President of Operations in January 2002, Mr. Fierro served as Vice President - Mining Services commencing as of May 2001 and prior to that he held the position of Vice President - General Manager at the Company's Rochester Mine. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the prior eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting. Prior to his appointment as Vice President of Corporate Development on February 12, 2003, Mr. Krebs was employed as an independent consultant from September 2001, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by the Company as Manager - Acquisition Evaluation.


                                     Part II

Item 5. Market for Registrant's Common Stock and Related Security Holder
        ----------------------------------------------------------------
        Matters.
        -------

     The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

                                             High               Low
                                             ----               ---

        2001:       First Quarter            $1.600            $0.875
                    Second Quarter            1.950             1.000
                    Third Quarter             1.280             0.730
                    Fourth Quarter            0.940             0.650

        2002:       First Quarter            $1.460            $0.790
                    Second Quarter            2.090             0.980
                    Third Quarter             2.360             1.310
                    Fourth Quarter            1.920             1.310

     The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company's Board of Directors and will depend upon the Company's results of operations, financial conditions, capital requirements and other factors.

     At March 14, 2003, there were 5,669 record holders of the Company's outstanding Common Stock.

Sales of Securities Without Registration Under the Securities Act of 1933.

     On May 31, 2002, the Company issued $21.5 million principal amount of a new second series of 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II Notes") to eight institutional investors (the "Investors") for an aggregate purchase price of $16.0 million. The sale was effected without registration under the Securities Act of 1933 (the "Act") in reliance upon
Section 4(2) thereof. The notes were issued pursuant to an Indenture, dated May 31, 2002, (the "Indenture") between the Company and the Bank of New York, as trustee. The terms of the Series II Notes and the Indenture are substantially similar, subject to certain contingent provisions, to the terms of the previously issued Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 and related Indenture, dated August 1, 2001, between the Company and the Bank of New York, as trustee, relating thereto. Each of the Investors qualified as an "accredited investor" within the meaning of Rule 501(a) under the Act.

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

     Of the approximately $13.5 million proceeds net of offering costs from the sale of the Series II Notes, the Company used approximately $10.0 million to pay the entire $9.4 million principal amount of the Company's 6% Convertible Subordinated Debentures when they matured on June 10, 2002, plus accrued interest thereon. The balance was used for general corporate purposes.

     In addition, during the year ended December 31, 2002, the Company issued a total of 14.4 million shares of common stock in exchange for $13.7 million principal amount of outstanding 6% Convertible Subordinated Debentures due June 2002, 7.9 million shares of common stock in exchange for $11.1 million principal amount of 6 3/8% Convertible Subordinated Debentures due 2004 and 2.1 million shares of common stock in exchange for $3.0 million principal amount of 7 1/4% Convertible Subordinated Debentures due October 2005. No underwriters were used in connection with the above transactions. The issuances of common stock were effected in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 3(a)(9) thereof, as they consisted solely of exchanges of securities with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

     The following table sets forth information as of December 31, 2002 regarding the Company's equity compensation plans.

                                            Equity Compensation Plan Information

                                                                                                    Number of securities
                                                                                                  remaining available for
                                   Number of securities to be                                   future issuance under equity
                                     issued upon exercise of     Weighted-average exercise           compensation plans
                                      outstanding options,       price of outstanding options,      (excluding securities
Plan category                          warrants and rights          warrants and rights            reflected in column (a))
-------------                          -------------------          -------------------            ------------------------
                                              (a)                            (b)                              (c)
Equity compensation
   plans approved by
   security holders                        1,750,675                      $      2.50                      2,182,917

Equity compensation
   plans not approved
   by security holders                             0                                -                              -
                                           ---------                      -----------                      ---------
       Total                               1,750,675                      $      2.50                      2,182,917


Item 6.   Selected Financial Data
          -----------------------

     The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:                                        2002          2001          2000          1999         1998
                                                              ----          ----          ----          ----         ----
                                                                       (In thousands except per share data)
Revenues:
  Sales of metal                                            $85,944       $69,200        $93,174       $86,318      $102,505
  Other income(1)                                             8,544         2,712          8,032        22,628         9,469
                                                              -----         -----          -----        ------         -----
     Total revenues                                          94,488        71,912        101,206       108,946       111,974

Costs and expenses:
  Production costs                                           82,855        69,149         86,661        68,896        70,163
  Depreciation and depletion                                 13,511        11,347         20,785        19,620        28,555
  Administrative and general                                  8,806         8,122          9,714         9,281        12,249
  Mining exploration                                          6,455        10,046          9,412         8,518         9,241
  Interest expense                                           21,948        14,592         16,999        16,408        13,662

  Write-down of mining properties and other(2)               23,060         9,946         21,236        20,204       223,597
  Early retirement of debt (net of income taxes)(3)          19,061       (48,217)       (16,136)       (3,990)      (12,158)
                                                             ------      --------       --------       -------      --------
     Total expenses                                         175,696        74,985        148,671       136,937       345,309

Net loss from operations before                             (81,208)       (3,073)       (47,465)       27,991       233,335
  income taxes
(Provision) benefit for income taxes                              -             6           (348)         (332)         (919)
                                                           --------      --------      ---------     ---------    ----------
Net loss                                                   $(81,208)      $(3,067)      $(47,813)     $(28,323)    $ 234,254)
                                                          =========      ========      =========     =========    ==========
Net loss attributable to common shareholders               $(81,208)      $(3,067)      $(49,993)     $(38,855)    $(244,786)
                                                          =========      ========      =========     =========    ==========

Basic and Diluted Earnings Per Share Data:


Net loss per share                                          $ (1.04)       $(0.07)        $(1.41)       $(1.61)      $(11.18)
                                                          =========      ========      =========     =========    ==========
Cash dividends paid per Common share                        $    --        $   --         $   --        $   --       $    --
                                                          =========      ========      =========     =========    ==========
Weighted average shares of Common stock                      78,193        41,946         35,439        24,185        21,899
                                                          =========      ========      =========     =========    ==========



                                                                                December 31,
                                                       ------------------------------------------------------------------------
Balance Sheet Data:                                           2002         2001          2000          1999             1998
                                                              ----         ----          ----          ----             ----
                                                                               (In thousands)

   Total assets                                            $173,088      $210,380       $271,377      $354,047      $365,980
   Working capital - (restated) (A)                         $ 6,645       $16,270        $52,263      $169,054      $141,528
   Long-term liabilities                                    $89,711      $141,877       $228,659      $264,709      $258,340
   Shareholders' equity                                     $47,298       $26,788        $17,440       $68,165       $77,067

(A) The Company has made corrections to amounts presented in prior year financial statements to present separately the portion of the amount attributable to ore on leach pad that represents a long-term asset and to correct the classification of restricted investments from current assets to long-term. The amount previously reported as current inventory has been reduced by $12.3 million in 1998, $22.8 million in 1999, $19.9 million in 2000 and $12.4 million in 2001. In addition, the entire restricted investments balance of $11.2 million in 2001 has been reclassified to long-term assets. The effect of these corrections reduced previously reported current assets by $23.6 million from $81.6 million to $58.0 million and increased long-term assets by the same amount.

     All of these corrections have had no impact on our previously reported results of operations, earnings per share, total assets and liabilities, or shareholders' equity.

(1) Included in other income for the year 2002 are: (i) the gain on the sale of Petorca of $1.4 million, and (ii) a gain on the sale of other assets of $3.2 million in 2001. Indluded in other income in 2001 was interest income of $2.7 million. Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company's gold call positions sold of $4.1 million, and (ii) loss on investment in Pan American Silver Corp. stock of $2.3 million. Included in other income for 1999 are: (i) a gain of $21.1 million in settlement of a lawsuit, and (ii) a loss recorded on mark to market of the Company's gold call positions sold of $4.3 million. Included in other income for the year 1998 was interest of $9.5 million.

(2) The year 2002 includes an impairment to the Coeur Silver Valley properties of $19.0 million. In 2001, the Company evaluated the recoverability of its investment in Kensington development property and determined that its investment in the Kensington development property was impaired. The total amount of the impairment was $6.1 million. On March 16, 2001, representatives of the United States and the Company reached an agreement in principle to settle the lawsuit filed by the Government in March 1996 in the U.S. District Court for the District of Idaho alleging response cost damages to federal natural resources in the Coeur d'Alene River Basin as a result of alleged releases of hazardous substances from prior mining activities in the area. The terms of the proposed settlement, which are subject to final Justice Department and Court approval and are discussed above under Item 3 ("Legal Proceedings"), provide for payments by the Company to the Government of approximately $3.9 million plus a maximum of $3.0 million of future conditional net smelter royalty payments. As a result, during fiscal 2001, the Company recorded an expense of approximately $4.2 million for settlement of this lawsuit, including $3.9 million in payments and estimated legal fees and other costs. As a consequence of the sale of the Company's shareholding in Gasgoyne Gold Mines NL, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price. In 1999, the Company evaluated the recoverability of its investment in Yilgarn Star Mine and determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment in 1999, based on discounted cash flows was $16.2 million. During the first quarter of 1998, the Petorca mine continued to operate at a loss in spite of on-going efforts to improve ore grades and reduce operating costs. An evaluation of operations was completed and as a result of this evaluation, the Company determined that a write-down was required to properly reflect the estimated realizable value of Petorca's mining properties and assets. Consequently, the Company recorded a non-cash write-down for impairment in the first quarter of 1998 of $54.5 million relating to its investment in the Petorca mine. The charge included approximately $8.3 million to satisfy the estimated remediation and reclamation liabilities at Petorca and to provide for estimated termination costs. During the fourth quarter of 1998, the Company evaluated the recoverability of investments in both the Fachinal Mine and Kensington property. Using a $350 per ounce gold price and based on estimated undiscounted future cash flows, the Company determined that its investments in property, plant and equipment at the Fachinal Mine in Southern Chile and at the Kensington property in Alaska were impaired. The total amount of the impairment in 1998 based on discounted cash flows was $42.9 million and $121.5 million for the Fachinal Mine and Kensington property, respectively. The Company performed an analysis of the closure accrual for the Golden Cross Mine. As a result, the Company determined that there was a shortfall in the closure accrual and recognized an additional expense of $4.3 million.

(3) In September 2002, the EITF issued 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84"). The EITF concluded that the conversion of debt to equity pursuant to inducement should be accounted for in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. SFAS No. 84 does not apply, however, if the conversion of convertible debt is under the original terms of the debenture.

     The Company applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed after September 11, 2002. In the fourth quarter of 2002, the Company purchased $10.3 million and $2.7 million aggregate principal amount of its 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively. The Company issued approximately 8.7 million shares of its common stock with a market value of approximately $17.2 million. The value of securities issuable pursuant to original conversion privileges was approximately $1.1 million. Therefore, pursuant to the provisions of SFAS No. 84, an induced debt conversion expense of $16.1 million was recorded and is included in gain (loss) on early retirement of debt in the consolidated statement of operations for the year December 31, 2002.

     The Company purchased $13.7 million, $0.8 million and $0.3 million aggregate principal amount of its 6%, 6 3/8%, and 7 1/4% Convertible Subordinated Debentures during the first half of 2002. The Company issued approximately 15.7 million shares of its common stock worth approximately $17.7 million in exchange for these debentures. Transactions completed prior to September 11, 2002 were accounted for as extinguishments of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net loss on the early extinguishment of the debt, including unamortized debt issuance costs, was $2.9 million and was recorded as a loss on early retirement of debt in the consolidated statement of operations for the year December 31, 2002.

(3) During the first and second quarters of 2001, the Company issued 6,045,118 shares of common stock in exchange for approximately $16 million in principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005, and recorded a gain of approximately $8.9 million. During the third quarter of 2001, the Company completed an exchange offer whereby existing convertible subordinated debenture holders could exchange their existing debt for the newly registered 13 3/8% Convertible Senior Subordinated Notes due 2003. As a result of the exchange offer, the Company recorded a gain of $39.2 million, net of taxes and offering costs in the third quarter of 2001. During the fourth quarter of 2000, the Company repurchased approximately $2.1 million principal amount of its 6% Convertible Subordinated Debentures and approximately $22.0 million principal amount of its outstanding 7 1/4% Convertible Subordinated Debentures due 2005. The price paid by the Company for those repurchased debentures was approximately $8.9 million. As a result of those additional repurchases, the Company recorded a gain of approximately $15.0 million. In June, 2000, the Company repurchased approximately $7.0 million principal amount of its 6% Convertible Subordinated Debentures due 2002 pursuant to a cash tender offer that commenced on May 9, 2000 and expired as scheduled on June 8, 2000. The price paid by the Company for the repurchased debentures was approximately $5.0 million plus accrued and unpaid interest of $3,500. During the quarter ended June 30, 2000, the Company recorded a gain of approximately $1.1 million, net of tender offer expenses, as a result of the repurchase. During July, September and December 1999, the Company

     repurchased approximately $10.2 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002 for a total purchase price of approximately $6.2 million, excluding purchased interest of $.2 million. Associated with this transaction, the Company eliminated $.1 million of capitalized bond issuance cost. As a result, the Company has recorded a gain of approximately $4 million, net of taxes of zero, during 1999 on the reduction of its indebtedness. During July, August and December 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6% Convertible Subordinated Debentures due 2002, approximately $36.5 million principal amount of its 7 1/4% Convertible Subordinated Debentures due 2005, and approximately $1.6 million principal amount of its 6.375% Convertible Subordinated Debentures due 2004 for a total purchase price of approximately $28.5 million, excluding purchased interest of approximately $616,000. Associated with this transaction, the Company eliminated $1.4 million of capitalized bond issuance costs. As a result of the buyback of these debentures, the Company has recorded a gain of approximately $12.2 million, net of taxes, during 1998 on the reduction of its indebtedness.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

     Ore on Leach Pad

     The Rochester Mine utilizes the heap leach process to extract silver and gold from ore. The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

     The key stages in the conversion of ore into silver and gold are (i) the blasting process in which the ore is broken into large pieces; (ii) the processing of the ore through a crushing facility that breaks it into smaller pieces; (iii) the transportation of the crushed ore to the leach pad where the leaching solution is applied; (iv) the collection of the leach solution; (v) subjecting the leach solution to the precipitation process, in which gold and silver is converted back to a fine solid; (vi) the conversion of the precipitate into dore; and (vii) the conversion by a third party refinery of the dore into refined silver and gold bullion.

     We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dore, which is the final product produced by the mine. We again sample and assay the dore,. Finally, a third party smelter converts the dore into refined silver and gold bullion. At this point are we able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

     Our reported inventories include metals estimated to be contained in the ore on the leach pads of $26.6 million as of December 31, 2002. Of this amount, $11.1 million is reported as a current asset and $15.5 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

     The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

     When we began operations in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery 3 times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 1989, we increased our estimated recoveries for silver and gold to 55% and 85%, respectively. The change was accounted for prospectively as a change in estimate, which had the effect of increasing the estimated recoverable ounces of silver and gold contained in the heap by 1.6 million ounces and 10,000 ounces, respectively. In 1997, we revised our estimated recoveries for silver and gold to 59% and 89%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 4.7 million ounces and 39,000 ounces, respectively. Finally, in 2003, we revised our estimated recoveries for silver and gold to 61.5% and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively.

     If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

                                             Positive/Negative                          Positive/Negative
                                         Change in Silver Recovery                   Change in Gold Recovery
                                         -------------------------                   -----------------------
                                        1%           2%           3%                   1%           2%         3%
                                    -----------  -----------  -----------            -----        ------     ------
         Quantity of recoverable
             ounces                 1.3 million  2.6 million  5.2 million            8,700        17,400     34,800
         Positive impact on
             future cost of
             production per
             equivalent silver
             ounce for increases
             in recovery rates            $0.23        $0.41        $0.57            $0.11         $0.21      $0.30
         Negative impact on
             future cost of
             production per
             equivalent silver
             ounce for decreases
             in recovery rates            $0.28        $0.64        $1.13            $0.12         $0.26      $0.41

     Inventories of ore on leach pads are valued based upon actual costs incurred to place such ore on the leach pad, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

     Property, Plant and Equipment

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

     Significant Mining Properties

     The Company's currently operating mines consist of the Rochester Mine, a heap leach silver and gold mine in northern Nevada of which the Company owns 100%; the Galena Mine, an underground silver mine in Idaho that is 100% owned by Coeur's wholly-owned subsidiary, Coeur Silver Valley, Inc.; the Cerro Bayo mine, where Coeur commenced gold and silver production at an open pit and underground mine in May 2002; and the Martha Mine, which commenced underground and open pit operations in July, 2002. The Company also owns 100% of the San Bartolome silver project in Bolivia where it is conducting final feasibility studies and expects to commence silver production in 2005, and the Kensington property in Alaska where Coeur is in the initial steps of development of an underground gold mine.

     Risk Factors; Forward-Looking Statements

     For information relating to important risks and uncertainties that could materially adversely affect the Company's business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption "Risk Factors." In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption "Important Factors Relating to Forward-Looking Statements."

     Total Production and Reserves

     The Company's total production in 2002 was 14.8 million ounces of silver and 117,000 ounces of gold, compared to 10.9 million ounces of silver and 96,000 ounces of gold in 2001. Coeur estimates that production in 2003 will be approximately 15.8 million ounces of silver and 107,000 ounces of gold. Total estimated proven and probable reserves at December 31, 2002 were approximately
75.0 million ounces of silver and 2.3 million ounces of gold, compared to silver and gold reserves at December 31, 2001 of approximately 83.4 million ounces and
2.3 million ounces, respectively.

     The following tables present reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

Year ended December 31, 2002

                                                                                          Cerro
                                                           Rochester         Galena        Bayo              Total
                                                           ---------         ------        ----              -----
Production of Silver (ounces)                              6,417,792        5,302,721    3,112,169
Cash Costs per ounce                                      $     2.99       $     4.25   $     0.38
                                                          ----------       ----------   ----------

Total Cash Costs                                          $   19,206       $   22,531   $    1,191         $  42,928
Add/Subtract:
Third Party Smelting Costs                                    (1,013)          (7,576)      (1,003)           (9,592)
By-Product Credit, primarily Gold and Copper                  22,328            3,058       14,495            39,881
Accrued Reclamation Costs                                      1,161              636           86             1,883
Deferred Stripping Adjustment                                   (174)               -            -              (174)
Change in Inventory                                           15,122             (125)      (7,068)            7,929
                                                          ----------       ----------   ----------         ---------

Production Costs (GAAP)                                   $   56,630       $   18,524   $    7,701         $  82,855
                                                          ==========       ==========   ==========         =========

*    Commenced operations of Cerro Bayo Mine in April 2002. Shut down operations for Petorca in August 2001 and Fachinal in August 2000. Sold interest in Yilgarn Star Mine in December 2000.


Year ended December 31, 2001

                                                           Rochester         Galena        Petorca         Total
                                                           ---------         ------        -------         -----

Production of Silver (ounces)                              6,348,292      4,507,652
Production of Gold (ounces)                                                                 17,945
Cash Costs per ounce                                        $   3.09       $   4.62       $ 341.00
                                                            --------       --------       --------

Total Cash Costs                                            $ 19,629       $ 20,810       $  6,124        $ 46,563
Add/Subtract:
Third Party Smelting Costs                                      (892)        (5,970)        (1,825)         (8,687)
By-Product Credit, primarily Gold and Copper                  21,192          2,582          1,489          25,263
Accrued Reclamation Costs                                      1,542            652              -           2,194
Deferred Stripping Adjustment                                   (386)             -              -            (386)
Change in Inventory                                            3,543           (250)          (909)          4,202
                                                            --------       --------       --------        --------

Production Costs (GAAP)                                     $ 44,628       $ 17,824       $  6,697        $ 69,149
                                                            ========       ========       ========        ========

*  Commenced operations of Cerro Bayo Mine in April 2002. Shut down operations for Petorca in August 2001 and Fachinal in August 2000. Sold interest in Yilgarn Star Mine in December 2000.


Year ended December 31, 2000

                                     Rochester      Galena      Fachinal     Petorca      Yilgarn Star      Total
                                     ---------      ------      --------     -------      ------------      -----
Production of Silver (ounces)          6,678,274    4,013,891     939,882                           -
Production of Gold (ounces)                    -            -           -      26,891          26,046
Cash Costs per ounce                  $     3.21   $     4.59     $ 10.10     $345.00        $ 227.00
                                      ----------   ----------     -------     -------        --------
Total Cash Costs                      $   21,443   $   18,417     $ 9,490      $9,265         $ 5,925      $ 64,540
Add/Subtract:
Third Party Smelting Costs                  (898)      (5,057)     (1,412)     (1,755)            (15)       (9,137)
By-Product Credit, primarily
 Gold and Copper                          21,175        2,248       4,486         903              19        28,831
Accrued Reclamation Costs                  3,448          683         666           -               -         4,797
Deferred Stripping Adjustment             (2,634)                                                            (2,634)
Change in Inventory                       (1,769)         486       2,002        (440)            (15)          264
                                      ----------   ----------    --------     -------         -------      --------

Production Costs (GAAP)               $   40,765   $   16,777    $ 15,232     $ 7,973         $ 5,914      $ 86,661
                                      ==========   ==========    ========     =======         =======      ========

*  Commenced operations of Cerro Bayo Mine in April 2002. Shut down operations for Petorca in August 2001 and Fachinal in August 2000. Sold interest in Yilgarn Star Mine in December 2000.

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

     "Cash Costs" are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs calculated and presented using the "Gold Institute Production Cost Standard" applied consistently for all periods presented.

     Total cash costs per ounce is a non-GAAP measurement and you are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of "cash costs" to production costs above.

     Write-Downs Taken

     The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. As of December 31, 2002, the Company recorded a $19.0 million write-down in the carrying value of its Silver Valley property during the year ended December 31, 2002.

     The following table summarizes write-downs recorded for all years presented:

                                                               2002              2001              2000
                                                               ----              ----              ----
        Mineral property write-downs(1)(2)(3)               $19,045            $6,087           $12,207
        Mine closure and holding costs                        2,902             1,453             3,825
        Investment in new business venture(4)                 1,113             1,052             1,004
        Basin litigation settlement (5)                           -                               4,200
        Write down of inventory at Handy & Harman(6)              -             1,354                 -
                                                            -------            ------           -------
        Write-down of mineral properties and other          $23,060            $9,946           $21,236

         (1)  2002 - Coeur Silver Valley
         (2)  2001 - Kensington mine
         (3)  2000 - Gasgoyne
         (4)  Earthworks Technology costs; 2002 - Mine depot costs; 2001,2000
         (5)  Settlement with government re: Coeur d'Alene Basin environmental issues
         (6)  Amount of dore carried at Handy & Harman during its bankruptcy

                              Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     Sales of concentrates and dore in the year ended December 31, 2002 increased by $16.7 million, or 24%, from the year ended December 31, 2001 to $85.9 million. The increase in sales was primarily attributable to higher realized gold and silver prices accounting for approximately $6.9 million of the increase, and increased production of silver and gold compared to 2001, accounting for $9.8 million of the increase. In the year ended December 31, 2002, the Company produced a total of 14.8 million ounces of silver and 117,000 ounces of gold compared to 10.9 million ounces of silver and 96,000 ounces of gold in 2001. In the year ended December 31, 2002, Company realized average silver and gold prices of $4.64 and $312, respectively, compared with realized average prices of $4.34 and $275, respectively, in the prior year. The increase in gold and silver production was primarily due to the commencement of commercial production at the Company's Cerro Bayo/Martha Mine and increased production at Silver Valley.

     Interest and other income in the year ended December 31, 2002 increased by $5.8 million compared with year ended December 31, 2001. The amount also includes gains on the sale of certain assets at Silver Valley of $3.2 million and the sale of the Petorca mine of $1.4 million.

Costs, Expenses and Write-downs

     The following table sets forth year 2002 versus year 2001 costs, expenses and write-downs:

                                 [GRAPH OMITTED]

     Production costs in the year ended December 31, 2002 increased by $13.7 million, or 20%, from the year ended December 31, 2001 to $82.9 million. The increase in production costs is primarily a result of the commencement of commercial mining operations at the Cerro Bayo/Martha Mine.

     Depreciation and amortization increased in the year ended December 31, 2002 by $2.1 million, or 19%, from the prior year, primarily due to the commencement of mining operations at the Cerro Bayo/Martha Mine.

     Administrative and general expenses increased $0.7 million in the year ended December 31, 2002 compared to 2001, as a result of normal variations.

     Mining exploration expenses decreased $2.5 million in the year ended December 31, 2002 compared to 2001, due to a $2.5 million reduction in spending as a result of a decision to focus exploration efforts around existing operations.

     Pre-feasibility expense decreased $1.1 million due to reduced expenses at the San Bartolome Project.

     Interest expenses increased $7.4 million in the year ended December 31, 2002 compared to 2001, due to the make whole interest payments in conjunction with the Company's "Debt Reduction Program" discussed below, which involved the conversion of 13 3/8% notes.

     Write-downs of mining properties and other expenses amounted to $23.1 million in 2002, primarily as a result of the (i) $19.0 million write-down of the Silver Valley property, (ii) $2.9 million of mine closing and holding costs at Petorca and Kensington and (iii) $1.1 million on environmental charges. Write-downs of mining properties and other expenses in 2001 amounted to a total of $9.9 million, primarily as a result of (i) a write-down of $6.1 million in the carrying value of the Silver Valley property, (ii) the $1.4 million write-down of inventory resulting from the Handy & Harmon bankruptcy and (iii) $1.4 million of holding costs at Fachinal and Kensington.

Early Retirement of Debt

     Early retirement of debt resulted in a $19.1 million loss compared to a $48.2 million gain in 2001. See "Debt Reduction Program" discussion below.

Net Loss

     As a result of the above, the Company's net loss amounted to approximately $81.2 million in the year ended December 31, 2002 compared to a net loss of $3.1 million in the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Sales of concentrates and dore in the year ended December 31, 2001 decreased by $24.0 million, or 26%, from the year ended December 31, 2000 to $69.2 million. The decrease in sales was primarily attributable to lower realized gold and silver prices accounting for approximately $9.6 million of the decrease, and decreased production of silver from most of its mines, offset in part by increased gold production at the Rochester mine and increased silver production at the Galena mine amounted to the remaining $14.4 million of the decrease. In the year ended December 31, 2001, the Company produced a total of
10.9 million ounces of silver and 96,000 ounces of gold compared to 11.7 million ounces of silver and 145,000 ounces of gold in 2000. In the year ended December 31, 2001, the Company realized average silver and gold prices of $4.34 and $275, respectively, compared with realized average prices of $4.94 and $307, respectively, in the prior year. The decline in gold and silver production was primarily due to the sale of the Company's interest in Gasgoyne which caused a decline of approximately 26,000 gold ounces, as well as the suspension of production at Fachinal which amounted to 16,000 ounces less gold produced as well as a decline in silver ounces produced by approximately 940,000 ounces. This was partially offset by higher gold production at Rochester of 2,000 ounces of gold and higher silver production at Galena of approximately 494,000 ounces of silver.

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

                                 [GRAPH OMITTED]

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

     Depreciation and amortization decreased in the year ended December 31, 2001 by $9.4 million, or 45%, from the prior year, primarily due to there being no depletion or amortization taken at the Fachinal mine due to its temporary suspension of operations which resulted in $4.2 million of the decrease and no depletion associated with the Yilgarn Star mine due to sale of the Company's interest in early February 2001, amounting to $2.3 million of the decrease.

     Administrative and general expenses decreased $1.6 million in the year ended December 31, 2001 compared to 2000, due to continuing efforts to conserve cash.

     Exploration expenses decreased $0.4 million in the year ended December 31, 2001 compared to 2000, due to a $0.4 reduction in spending.

     Pre-feasibility expense at San Bartolome increased by $1.0 million in 2002 compared to 2001.

     Interest expenses decreased $2.4 million in the year ended December 31, 2001 compared to 2000, due to the Company's debt reduction program discussed below.

     Write-downs of mining properties and other expenses amounted to $9.9 million in 2001, primarily as a result of (i) a write-down of $6.1 million in the carrying value of the Kensington property, (ii) the $1.4 million write-down of inventory resulting from the Handy & Harmon bankruptcy and (iii) $1.4 million of holding costs at

Fachinal and Kensington. Write-downs of mining properties and other expenses in 2000 amounted to a total of $21.2 million, primarily as a result of (i) a write-down of $12.2 million reflecting the excess book value of the Company's shares in Gasgoyne above the $15.6 million price for which the Company sold such shares on February 7, 2001; and (ii) recognition of $4.2 million in connection with the settlement of the federal natural resources lawsuit, of which $3.9 million represented payments made by the Company to the U.S. Government and the balance consisted of estimated land transfer expenses and legal fees.

Early Retirement of Debt

     Early retirement of debt resulted in a gain of $48.2 million in 2001 compared to a gain of $16.1 million in 2000. See "Debt Reduction Program" discussion below.

Net Loss

     As a result of the above, the Company's net loss amounted to approximately $3.1 million in the year ended December 31, 2001 compared to a net loss of $47.8 million in the year ended December 31, 2000. The net loss attributable to common shareholders was $0.07 per share for the year ended December 31, 2001, compared to a net loss $1.41 per share for the year ended December 31, 2000. During 2000, the Company paid approximately $2.6 million of dividends to the holders of its outstanding MARCs, which were mandatory converted into common stock on March 15, 2000.

Debt Reduction Program

     During the past four years, the Company has pursued a program of restructuring and reducing its outstanding indebtedness, which has resulted in a reduction of long-term debt from $246.5 at December 31, 1998 to $79.5 at December 31, 2002. A summary of the major components of the program are as follows:

     1998-2000 Repurchases and exchanges

     In 1998, the Company repurchased approximately $4.0 million principal amount of its outstanding 6% Debentures, approximately $36.5 million principal amount of its outstanding 7 1/4% Debentures and $1.6 million principal amount of its outstanding 6 3/8% Debentures for a total purchase price of approximately $28.5 million. During 1999, the Company repurchased approximately $10.2 million principal amount of its outstanding 6% Debentures for a total purchase price of approximately $6.2 million. During 2000, the Company repurchased approximately $9.1 million principal amount of its outstanding 6% Debentures and $22.0 million principal amount of its outstanding 7 1/4% Debentures for a total purchase price of approximately $13.9 million.

     2001 Public Exchange Offer

     On June 29, 2001, the Company commenced an offer of its Series I 13 3/8% Senior Convertible Subordinated Notes due 2003 ("Series I 13 3/8 Notes") in exchange for its outstanding 6%, 6 3/8% and 7 1/4% Debentures. The Company offered $1,000 principal amount of Series I 13 3/8% Notes for each $2,000 principal amount of 6 3/8% and 7 1/4% Debentures, and $1,000 principal amount of 13 3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. The exchange offer was completed on July 30, 2001 and on August 1, 2001, the Company issued a total of approximately $42.6 million principal amount of 13 3/8% Notes in exchange for approximately $2.0 million principal amount of 6% Debentures, $26.6 million principal amount of 6 3/8% Debentures and $54.5 million principal amount of 7 1/4% Debentures that were tendered and accepted in the exchange offer. In addition, the Company sold $25,000 principal amount of 13 3/8% Notes for cash in connection with the offer. The exchange offer reduced the Company's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million. As a result of the exchange offer, the Company recorded a gain of approximately $39.2 million, net of offering costs.

     The Series I 13 3/8% Notes were senior in right of payment to the 6%, 6 3/8% and 7 1/4% Debentures. The Series I 13 3/8% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.35 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The Company elected to pay the $2.9 million of interest payable on December 31, 2001 in common stock, issuing a total of 3.4 million shares of common stock in payment thereof. At any time prior to December 31, 2003, the holders of Series I 13 3/8% Notes can elect to convert their notes into common stock. The Company can elect to automatically convert the Series I 13 3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their Series I 13 3/8% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company is required to make a payment to the holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest already paid. The Series I 13 3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

     2001 Private Exchange Transactions

     In the first quarter of 2001, the Company exchanged $5.0 million principal amount of outstanding 7 1/4% Debentures for 1.8 million shares of common stock. As a result, the Company recorded a gain of approximately $3.0 million, in connection with the reduction of indebtedness. In the second quarter of 2001, the Company exchanged a total of $11.0 million principal amount of 7 1/4% Debentures for 4.3 million shares of common stock. As a result, the Company recorded a gain of approximately $5.8 million.

     2002 Private Placement Transaction

     In May 2002, The Company issued $21.5 million principal amount of new Series II 13 3/8% Convertible Senior Subordinated Notes ("Series II 13 3/8% Notes") due December 2003, for proceeds of approximately $13.5 million, net of discount of $5.5 million and offering costs of approximately $1.9 million. Proceeds from this transaction were used to retire the remaining outstanding $9.4 million of 6% Convertible Subordinated Debentures due June 10, 2002 upon their maturity along with accrued interest and for general corporate purposes. The Series II 13 3/8% Notes were issued on similar terms, subject to certain contingent provisions, as the Company's previously issued, currently outstanding Series I 13 3/8% Convertible Senior Subordinated Notes ("Series I 13 3/8% Notes") due December 31, 2003.

     2002 Exchanges and Conversions

     During 2002, the holders of the 6%, 6 3/8% and 7 1/4% Debentures exchanged a total of $13.7 million, $11.1 million, and $3.0 million principal amount, respectively, in exchange for a total of 14.3 million, 8.6 million and 2.3 million shares of common stock, respectively.

     As of December 31, 2002, the holders of a total of approximately $28.7 million principal amount of Series I 13 3/8% Notes had converted their notes into a total of 21.2 million shares of common stock, excluding make whole interest payments.

     As of December 31, 2002, the holders of a total of approximately $21.5 million principal amount of Series II 13 3/8% Notes had converted their notes into a total of 15.9 million shares of common stock. As a result, the entire issue of Series II 13 3/8% Notes had converted into common stock.

     2003 Exchanges and Conversions

     Subsequent to December 31, 2002 and prior to March 15, 2003, the holders of an additional $2.8 million principal amount of Series I 13 3/8% Notes converted their notes into a total of 2.1 million shares of common stock, including make whole interest payments.

     Through February 28, 2003, the holders of the 6 3/8% Debentures exchanged $26.9 million principal amount for 15.8 million shares of common stock and holders of the 7 1/4% Debentures exchanged $1.7 million principal amount for 1.1 shares of common stock. In connection with these exchanges, the Company will report a loss on the early retirement of debt of $28.2 million in the first quarter of 2003.

     2003 Issuance of 9% Senior Convertible Notes

     On February 26, 2003, the Company completed a private placement of $37.2 million of 9% Senior Convertible Notes. The net proceeds were approximately $33.8 million, which $10.0 million will be available for general corporate purposes and the remainder will be used to retire the majority of the remaining $28.2 million of the Company's 6 3/8% Subordinated Convertible Debentures due January 2004.

     The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.61 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. At any time prior to December 31, 2007, the holders of 9% Notes may elect to convert their notes into common stock. The Company may elect to automatically convert the 9% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their 9% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 9% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the investment banking fees to be paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash.

Liquidity and Capital Resources

     Working Capital; Cash and Cash Equivalents

     The Company's working capital at December 31, 2002 was approximately $6.6 million compared to $16.3 million at December 31, 2001. The ratio of current assets to current liabilities was 1.2:1 at December 31, 2002 compared to 1.4:1 at December 31, 2001. The reduction in working capital is primarily the result of reductions in inventory at Rochester.

     Net cash used in operating activities in 2002 was $8.5 million compared with $29.9 million used in operating activities in 2001. The most significant non-cash items included in the net loss in 2002 were losses on early retirement of debt of $19.1 million, interest expense of $13.6 million paid with common stock, and the $19.0 million write-down of mineral property at the Galena mine.

     A total of $6.0 million was used by investing activities in 2002 compared to $12.6 million provided in 2001. The most significant investing activity in 2001 was the sale of the Company's interest in Gasgoyne for cash proceeds of approximately $14.9 million net of costs. In 2002, most of the cash used was in the development of mining assets.

     The Company's financing activities provided $8.8 million during 2002 compared to $3.2 million used in 2001. The variance is due to the issuance in 2002 of $13.5 million, net of offering costs, of 13 3/8% Notes Series II, the proceeds of which was used to retire existing long-term debt and borrowings on the working capital facility of $5.0 million.

     On February 26, 2003 the Company completed the private placement of $37.2 million of Senior Convertible Notes due in 2007 which resulted in net proceeds of $33.8 million. Of the proceeds, $10.0 million is available for general working capital, and the remainder will be used to retire the majority of the $28.2 million principal amount of the outstanding 6 3/8% convertible subordinated debentures due in January 2004.

     The Company's cash flow forecasts indicate that approximately $16.0 million will be spent during 2003 on capital expenditures at its operating mines. In addition, the Company expects to spend approximately $9.0 million on exploration, lease holding costs and new project development, although approximately 50% of this amount could be considered discretionary and may be reduced if necessary.

     As indicated previously, during 2002 and thus far in 2003, the Company has been able to substantially reduce its debt obligations. Current and long-term debt as of December 31, 2002 amounted to $84.5 million. Subsequent to year-end, an additional $37.2 million of 9% Senior Convertible Notes were issued. Total scheduled debt due in the fifteen months subsequent to December 31, 2002 includes $12.7 million of the 13 3/8% Notes due in December 2003 and $55.1 million of the 6 3/8% Debentures due in January 2004. Subsequent to year-end however, $2.8 million of the 13 3/8% Notes have already been converted into common stock, leaving a balance of $9.9 million outstanding. In addition, $26.9 million of the 6 3/8% Debentures have also been exchanged for common stock, leaving a balance of $28.2 million outstanding. This amount will be further reduced in April 2003 by an additional $22.4 million, as required under the new 9% Senior Convertible Note agreement, resulting in an expected balance of $5.8 million due in January 2004.

     In summary, after the conversions, exchanges subsequent to year end and the expected payment in April 2003, the Company's remaining debt balances that will be due prior to March 2004 amount to $9.9 million of 13 3/8% Notes due in December 2003 and $5.8 million of 6 3/8% Debentures due in January 2004. Management expects that debt for equity conversions and exchanges will continue through 2003, further reducing these balances. In addition, operating results and cash flow at its Cerro Bayo mine during the past several months have exceeded cash forecasts, a trend that is expected to continue during the year. Such forecasts are prepared assuming $4.75 per ounce silver and $325 per ounce gold. Management believes that cash on hand and operating cash flow will be sufficient to fund its operating requirements and continuing debt obligations through March 2004. However, if the Company's production forecasts are not achieved, additional funding will be required. If necessary, the Company believes it could issue additional equity of debt securities although there can be no assurance that such funding would be available.

     Contractual Obligations

     The following table summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                           Payments Due by Period
                                                      ------------------------------------------------------------------
          Contractual Obligations                        Total             2003              2004              2005
          ----------------------------------------    -------------    --------------    -------------     -------------
          Convertible debt                             $   79.5         $    12.7         $    55.1         $     11.7
          Operating lease                                   5.3               3.2               1.6                0.4
          Working capital facility                          5.0               5.0                 -                  -
                                                      -------------    --------------    -------------     -------------
               Total                                   $   89.8         $    20.9         $    56.7         $     11.8
                                                      =============    ==============    =============     =============

     Silver and Gold Concentrates Facility Agreement

     On June 3, 2002, the Company entered into the Silver and Gold Concentrates Facility Agreement with Standard Bank London Ltd. This facility provides for advance sales of precious metals concentrates produced at the Company's Cerro Bayo processing facility in Chile. The purpose of putting the facility in place was to provide cash flow for the operation as concentrates were produced, rather than waiting for payment when sufficient material had been generated to warrant a shipment to a third party refiner. Based on current production plans, only 3 or 4 shipments per year can be scheduled.

     This facility is effectively a working capital line, such that as concentrates are produced and valued, the bank advances a payment for a portion (85-90%) of the contained value estimate, with repayment made for all advances with the proceeds when a shipment is made. Concentrate value is based on weights and assays collected when material is delivered to the storage warehouse. Interest is prepaid at time of advance to expected time of shipment at a rate of LIBOR + 4.75%.

     When initially closed, this facility had a maximum of US$ 9 million available for advance payments. This capacity was expanded to US$ 12 million in January 2003 and expires in May 2003. At December 31, 2002, a total of US$ 4.9 million was outstanding under the facility.

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

     Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc. ("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the claims are without merit, and are vigorously defending the suit.

     Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the complaint, which will be heard by the court in May 2003. At this early stage of the proceedings, the Company cannot predict the outcome of this suit.

     State of Maine and State of Idaho Superfund Sites Related to Callahan Mining Corporation

     During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940's. Apparently the Forest Service believes that some cleanup action is required at the location. However, Coeur d'Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

     During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960's, shut the operations down in the early 1970's and disposed of the property. Apparently, the EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities Lawsuit in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

     Expired Labor-Management Agreement at the Galena Mine

     The labor-management agreement for the Galena and Coeur Mines expired on December 13, 2002. Negotiations for a new labor contract have not yet been successful. The employees are working under the expired agreement. There is no threat of a strike. However, it is possible that the attitude of the employees could change, and that a work stoppage could occur.

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

     Environmental Compliance Expenditures

     For the years ended December 31, 2002, 2001, and 2000, the Company expended $5.7 million, $5.5 million, and $7.8 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, bonding, earth moving, water treatment and revegetation activities.

     The Company estimates that environmental compliance expenditures during 2003 will be approximately $5.8 to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company's operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

     Capitalized Expenditures

     During 2002, the Company expended $1.6 million at the Rochester mine, $3.6 million for continuing mine development at the Cerro Bayo property, $2.5 million at the Galena Mine. During 2003, the Company plans to expend $11.9 million for investment activities at the Rochester mine, $2.0 million at the Galena mine and $1.6 million at Cerro Bayo.

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

     The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     All of the Company's long-term debt at December 31, 2002, is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

     The following table summarizes the information at December 31, 2002 associated with the Company's financial liabilities and financial instruments:

                                                                                                Fair Value
                                                 2003         2004        2005        Total      12/31/02
  -----------------------------------------------------------------------------------------------------------
   Liabilities                                               (In thousands except per ounce data)
     Short and Long Term Debt
       Fixed Rate                                $12,735     $55,132     $11,665      $79,532    $ 85,709
       Average Interest Rate                      7.624%      6.528%      7.250%

   Derivative Financial Instruments
     Gold Forward Sales -- USD Ounces             52,000       6,000           -       58,000     $ 14.04
     Price Per Ounce                              331.13      350.78           -       333.16

   Foreign Currency Contracts
     Chilean Peso - USD                           $5,725           -           -       $5,725       $3.41
     Exchange Rate (CLP to US$)                      713           -           -

     Fair value is determined by trading information available on or near the balance sheet data for all the above securities. Long term debt represents the face amount of the outstanding debentures and is timed as they come due. The average interest rate in the table is calculated using the weighted average on the outstanding face amount of each debenture for the time period each debenture is outstanding. All long term debt is denominated in US dollars.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

          The consolidated financial statements required hereunder and contained herein are listed under Item 15(1)(a) below.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial
        ----------------------------------------------------------------------
        Disclosure
        ----------

          Not applicable.


                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Part I, Item 4A of this Form 10-K. For information concerning the Company's directors and compliance by the company's directors, executive officers and significant stockholders with the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, reference is made to the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) - Beneficial Ownership Reporting Compliance," respectively, in the company' Proxy Statement for the 2003 Annual Meeting of Stockholders to be file pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

     Reference is made to the information set forth under the caption "Executive Compensation and Other Compensation Information" in the Company's Proxy Statement for 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Reference is made to the information set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Reference is made to the information contained under the caption "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Controls and Procedures
         -----------------------

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

                                     Part IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)  The following financial statements are filed herewith:

(1) The following consolidated financial statements of Coeur d'Alene Mines Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheets - December 31, 2001 and 2002.

          Consolidated Statements of Operations and Comprehensive Loss - Years Ended December 31, 2000, 2001 and 2002.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 2001 and 2002.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.

          Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2002.

(c) Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)  -    Articles of Incorporation of the Registrant and amendments thereto.
          (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

3(b)  -   Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

3(c)  -   Certificate of Designations, Powers and Preferences of the Series B
          Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Filed herewith.)

3(d)  -   Restated and Amended Articles of Incorporation of the Registrant as
          filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(e)  -   Amendment to Restated and Amended Articles of Incorporation of the
          Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

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

4(f) Inenture, dated as of February 26, 2003, by and between the Registrant and The Bank of New York, as trustee, relating to the Registrant's 9% Convertible Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 4 to Registrant's Current Report on form 8-K dated February 27, 2003).

10(a) -   Executive Compensation Program. (Incorporated herein by reference to
          Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.)*

__________________________
* Management contract or compensatory plan.

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

10(l) - Non-employee Directors' Retirement Plan effective as of March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)*

__________________________
* Management contract or compensatory plan.

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

10(hh) - Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (Dennis E. Wheeler - March 30, 1989, Robert Martinez - March 30, 1989, James A. Sabala - January 13, 2003, Gary W. Banbury - March 19, 1998, James K. Duff - March 17, 1997, Dieter A. Krewedl - October 29, 1998, Troy Fierro - November 11, 2001, Wayne L. Vincent - October 29, 1998 and James N. Meek - March 11, 1999). (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10(ii) - Employment agreement, dated as of March 11, 2003, between the Registrant and Dieter Krewedl. (Filed herewith.)

10(jj) - Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Filed herewith)

10(kk) - Agreement, dated as of January 6, 2003 between the Registrant and ASARCO corporation. (Filed herewith.)

10(ll) - Agreement, dated as of May 13, 2002, by and among each of the purchasers of 13 3/8% Convertible Senior Subordinated Notes listed on Annex A of the Agreement. (Incorporated herein by reference to Exhibit
          10.1 to the Registrants' Current Report on Form 8-K dated May 13,
          2002.)

10(mm) Form of Purchase Agreement, dated as of February 20, 2003, by and among the Registrant and each of the persons signatory thereto. (Incorporated herein by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated February 27, 2003).

10(nn) Form of Registration Rights Agreement, dated as of February 26, 2003, by and among the Registrant and each of the persons signatory thereto. (Incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated February 27, 2003).

21     -  List of subsidiaries of the Registrant. (Filed herewith.)

23     -  Consent of KPMG LLP. (Filed herewith.)

99.1   -  Certification of the CEO

99.2   -  Certification of the CFO

(d)  Independent auditors' reports are included herein as follows:

     Coeur d'Alene Mines Corporation

     Report of KPMG LLP as of December 31, 2002 and for the year ended December 31, 2002.

     Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Coeur d'Alene Mines Corporation
                                      (Registrant)


Date: March 20, 2003                  By: /s/ Dennis E. Wheeler
                                          --------------------------------------
                                          Dennis E. Wheeler
                                          (Chairman and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Dennis E. Wheeler         Chairman, Chief Executive Officer   March 20, 2003
-------------------------      and Director
Dennis E. Wheeler

/s/ James A. Sabala           Executive Vice President            March 20, 2003
-------------------------      and Chief Financial Officer
James A. Sabala

/s/ Wayne L. Vincent          Controller and Chief                March 20, 2003
-------------------------      Accounting Officer
Wayne L. Vincent

/s/ Cecil D. Andrus           Director                            March 11, 2003
-------------------------
Cecil D. Andrus

/s/ James J. Curran           Director                            March 11, 2003
-------------------------
James J. Curran

/s/ James A. McClure          Director                            March 11, 2003
-------------------------
James A. McClure

/s/ Robert E. Mellor          Director                            March 11, 2003
-------------------------
Robert E. Mellor

/s/ John H. Robinson          Director                            March 11, 2003
-------------------------
John H. Robinson

/s/ Timothy R. Winterer       Director                            March 11, 2003
-------------------------
Timothy R. Winterer

/s/ J. Kenneth Thompson       Director                            March 11, 2003
-------------------------
J. Kenneth Thompson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

I, Dennis E. Wheeler, certify that:

1. I have reviewed this annual report on Form 10-K of Coeur d'Alene Mines Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003                     /s/ Dennis E. Wheeler
                                          -----------------------------------
                                          Dennis E. Wheeler
                                          Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------

I, James A. Sabala, certify that:

1. I have reviewed this annual report on Form 10-K of Coeur d'Alene Mines Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003                    /s/ James A. Sabala
                                         ----------------------------------
                                         James A. Sabala
                                         Executive Vice President and Chief
                                         Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                       Item 8, Item 15(a), and Item 15(d)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                         COEUR D'ALENE MINES CORPORATION

                              COEUR D'ALENE, IDAHO




Report of KPMG LLP as of December 31, 2002 and for the year ended
 December 31, 2002
                                                                             F-2

Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for
 each of the years in the three-year period ended December 31, 2001          F-3

Consolidated Balance Sheets - December 31, 2001 and 2002                     F-4

Consolidated Statements of Operations and Comprehensive Loss - Years
 Ended December 31, 2000, 2001 and 2002                                      F-6

Consolidated Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 2000, 2001 and 2002                                      F-7

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000, 2001 and 2002                                            F-8

Notes to Consolidated Financial Statements                                   F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Coeur d'Alene Mines Corporation:

     We have audited the 2002 financial statements of Coeur d'Alene Mines Corporation (an Idaho Corporation) and subsidiaries (the Company) as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Coeur d'Alene Mines Corporation, as listed in the accompanying index, were audited by other auditors who have ceased operations and whose report, dated February 15, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that stated that the Company had suffered recurring losses from operations, had a significant portion of its convertible debentures that needed to be repaid or refinanced in June 2002 and had declining amounts of cash and cash equivalents and unrestricted short-term investments, all of which raised substantial doubt about its ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the 2001 and 2000 financial statements of Coeur d'Alene Mines Corporation, as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note C, those financial statements have been restated to correct the classification of restricted cash and ore on leach pad from current to long-term assets. We audited the adjustments that were applied to restate the amounts and disclosures reflected in the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Coeur d'Alene Mines Corporation other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP

Denver, Colorado
February 28, 2003

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP ("ANDERSEN"). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.



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

/s/ Arthur Andersen LLP

Denver, Colorado,
February 15, 2002.

                           CONSOLIDATED BALANCE SHEETS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                           December 31,
                                                       2002             2001
                                                       ----             ----
ASSETS                                                   (In Thousands)
                                                                     (Restated)
CURRENT ASSETS
  Cash and cash equivalents                           $ 9,093         $ 14,714
  Short-term investments                                  518            3,437
  Receivables and prepaid expenses, net                 7,185            5,902
  Ore on leach pad                                     11,082           26,096
  Metal and other inventory                            14,846            7,836
                                                      -------         --------
                                                       42,724           57,985

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                        76,194           99,096
  Less accumulated depreciation                       (49,531)         (63,017)
                                                      -------         --------
                                                       26,663           36,079

MINING PROPERTIES
  Operational mining properties                        92,149          115,150
  Less accumulated depletion                          (71,833)         (79,697)
                                                      -------         --------
                                                       20,316           35,453
  Non-producing and developmental properties           46,954           46,685
                                                      -------         --------
                                                       67,270           82,138

OTHER ASSETS
  Non-current ore on leach pad                         15,474           15,079
  Restricted investments                               13,108           11,219
  Debt issuance costs, net                              1,034            3,262
  Marketable securities                                   915               11
  Other                                                 5,900            4,607
                                                      -------         --------
                                                       36,431           34,178
                                                      -------         --------
       Total assets                                  $173,088         $210,380
                                                     ========         ========


     The accompanying notes are an integral part of these consolidated financial statements.


                                   CONSOLIDATED BALANCE SHEETS
                         COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                                                                    December 31,
                                                                                 2002          2001
                                                                                 ----          ----
                                                                                   (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                             $ 5,962        $ 3,721
    Accrued liabilities                                                            4,334          5,503
    Accrued interest payable                                                       1,610          2,720
    Accrued salaries and wages                                                     5,594          4,542
    Current portion of remediation costs                                             926          2,058
    13 3/8% Convertible Senior Subordinated Notes Due December 2003               12,735             -
    6% Convertible Subordinated Debentures due June 2002                               -         23,171
    Current portion of bank financing                                              4,918              -
                                                                                  ------        -------
                                                                                  36,079         41,715
LONG-TERM LIABILITIES
    13 3/8% Convertible Senior Subordinated Notes due December 2003                    -         41,399
    6 3/8% Convertible Subordinated Debentures due January 2004                   55,132         66,270
    7 1/4% Convertible Subordinated Debentures due October 2005                   11,665         14,650
    Reclamation and mine closure                                                  14,458         14,462
    Other long-term liabilities                                                    8,456          5,096
                                                                                  ------        -------
                                                                                  89,711        141,877
COMMITMENTS AND CONTINGENCIES
    (See Notes K, L, M, N, O and R)

SHAREHOLDERS' EQUITY
    Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued 119,653,267 and 49,278,232 in 2002 and 2001 (1,059,211
        shares held in treasury)                                                 119,653         49,278
    Additional paid in capital                                                   420,863        388,050
    Accumulated deficit                                                         (479,207)      (397,999)
    Shares held in treasury                                                      (13,190)       (13,190)
    Accumulated other comprehensive income (loss)                                   (821)           649
                                                                                --------       --------
                                                                                  47,298         26,788
                                                                                --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $173,088       $210,380
                                                                                ========       ========


     The accompanying notes are an integral part of these consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                                                   12 Months Ended December 31,
                                                                                 2002            2001             2000
                                                                                 ----            ----             ----
REVENUES                                                                         (In Thousands, except per share data)
Sales of metal                                                                 $85,944         $69,200           $ 93,174
Earnings from  unconsolidated affiliate                                              -               -              1,103
Interest and other                                                               8,544           2,712              6,929
                                                                               -------         -------           --------
         Total revenues                                                         94,488          71,912            101,206

COSTS and Expenses
Production                                                                      82,855          69,149             86,661
Depreciation and depletion                                                      13,511          11,347             20,785
Administrative and general                                                       8,806           8,122              9,714
Exploration                                                                      3,849           6,362              6,737
Pre-feasibility                                                                  2,606           3,684              2,675
Interest                                                                        21,948          14,592             16,999
Write-down of mining properties  and other holding costs                        23,060           9,946             21,236
Loss (gain) on exchange and early retirement of debt                            19,061         (48,217)           (16,136)
                                                                               -------         -------           --------
         Total cost and expenses                                               175,696          74,985            148,671
                                                                               -------         -------           --------

NET LOSS FROM CONTINUING OPERATIONS                                            (81,208)         (3,073)           (47,465)
Income tax (provision) benefit                                                       -               6               (348)
                                                                               -------         -------           --------
NET LOSS                                                                       (81,208)         (3,067)           (47,813)
Other comprehensive loss                                                        (1,470)            821               (297)
                                                                             ---------        --------           --------
COMPREHENSIVE LOSS                                                           $ (82,678)       $ (2,246)          $(48,110)
                                                                             =========        ========           ========
Net loss                                                                     $ (81,208)       $ (3,067)          $(47,813)

Preferred stock dividends                                                            -               -             (2,180)
                                                                             ---------        --------           --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                 $ (81,208)       $ (3,067)          $(49,993)
                                                                             =========        ========           ========

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number  of shares of common stock                              78,193          41,946             35,439
                                                                             =========        ========           ========

Net loss per common share                                                    $   (1.04)       $  (0.07)          $  (1.41)
                                                                             =========        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                           For Years Ended December 31, 2002, 2001 and 2000
                                                                            (In Thousands)


                                        Preferred                                                     Accumulated
                                          Stock      Common     Additional               Shared          Other
                                          $1 Par     Stock       Paid In   Accumulated   Held in      Comprehensive
                                         (MARCS)     $1 Par      Capital     Deficit     Treasury     Income (Loss)     Total
                                         -------     ------      -------     -------     --------     -------------     -----
Balances at December 31, 1999            $ 7,078   $ 30,240     $391,031   $(347,119)    $(13,190)          $   125    $68,165
Net Loss                                       -          -            -     (47,813)           -                 -    (47,813)
Unrealized Loss on Marketable
Securities                                     -          -            -           -            -              (297)      (297)
Cash Dividends                                 -          -       (2,633)          -            -                 -     (2,633)
Stock Issued for MARCS Conversion         (7,078)     7,863         (785)          -            -                 -          -
Other                                          -          6           12           -            -                 -         18
                                         -------   --------     --------   ---------     --------           -------    -------
Balance at December 31, 2000                   -     38,109      387,625    (394,932)     (13,190)             (172)    17,440
Net Loss                                       -          -            -      (3,067)           -                 -     (3,067)
Unrealized Gain on  Marketable                 -          -            -           -            -               821        821
Securities
Conversions of Convertible Senior
  Subordinated Notes to
  Common stock                                 -      1,327          468           -            -                 -      1,665
Exchanges of Convertible Subordinated
   Debentures to  Common stock                 -      6,045          871           -            -                 -      6,916
Interest on Convertible Senior
 Subordinated Notes paid in
 Common stock                                  -      3,792         (913)          -            -                 -      3,009
Other                                          -          5           (1)          -            -                 -          4
                                         -------   --------     --------   ---------     --------           -------    -------
Balances at December 31, 2001                  -     49,278      388,050    (397,999)     (13,190)              649     26,788
Net Loss                                       -          -            -     (81,208)           -                 -    (81,208)
Unrealized Loss on  Marketable                 -          -            -           -            -              (297)      (297)
Securities
Change in fair value of derivative
hedging, net of settlement                                                                                      (10)       (10)
Excess additional pension liability
 over unrecognized prior service cost          -          -            -           -            -            (1,163)    (1,163)
Conversions of Convertible Senior
  Subordinated Notes to
  Common stock                                 -     37,143        5,665                        -                 -     42,808
Exchanges of Convertible Subordinated
  Debentures to  Common stock                  -     24,382       22,413           -            -                 -     46,795
Interest on Convertible Senior
 Subordinated Notes paid in
 Common stock                                  -      8,850        4,735           -            -                 -     13,585
Other                                          -          -            -           -            -                 -          -
                                         -------   --------     --------   ---------     --------           -------    -------
Balances at December 31, 2002            $     -   $119,653     $420,863   $(479,207)   $ (13,190)          $  (821)  $ 47,298
                                         =======   ========     ========   =========    =========           =======   ========

The accompanying notes are an integral part of these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                                   12 Months Ended December 31,
                                                              2002             2001             2000
                                                              ----             ----             ----
                                                                          (In Thousands)
                                                                          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (81,208)        $ (3,067)         $(47,813)
Add (deduct) noncash items:
    Depreciation and depletion                                 13,511           11,347            20,785
    Loss (gain) on early retirement of Convertible
         Subordinated Debentures                               19,061          (48,217)           (16,136)
    Interest expense on Convertible Senior
       Subordinated Notes paid in Common Stock                 13,585            2,868                 -
    Write down of Handy & Harmon inventory                          -            1,354                 -
    Other charges                                               4,588            1,271             4,376
    (Gain) loss on sale of assets                              (4,564)             509             1,896
    Write-down of mining properties                            19,047            6,087            12,207
    Undistributed earnings from investment
         in unconsolidated affiliate                                -                -            (1,103)
    Unrealized (gain) loss on written call options                 62             (526)           (4,069)
    (Gain) loss on sale of short-term investment                 (916)            (431)            2,304
Changes in Operating Assets and Liabilities:
    Receivables                                                (1,795)           3,807             5,666
    Inventories                                                 7,311            4,616            (1,210)
    Accounts payable and accrued liabilities                    2,834           (9,514)             (709)
                                                            ---------         --------          --------
    CASH USED IN OPERATING ACTIVITIES                          (8,484)         (29,896)          (23,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                       (40,131)          (1,256)          (12,703)
    Proceeds from sales of short-term investments              40,870            6,195            15,220
    Investment in unconsolidated affiliate                          -                -               380
    Proceeds from sale of assets                                4,117           14,857               768
    Expenditures on mining assets                             (10,316)          (6,956)          (13,653)
    Other                                                        (515)            (208)              (38)
                                                            ---------         --------          --------
    CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                  (5,975)          12,632           (10,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt                               (9,427)            (743)          (14,869)
    Payment of cash dividends on MARCS
    Preferred Stock                                                 -                -            (2,633)
    Debt issuance costs                                        (2,468)          (2,204)                -
    Proceeds from issuance of 13 3/8% Notes Series II          16,000                -                 -
    Bank Borrowings on working capital facility                15,403                -                 -
    Payments to Bank on working capital facility              (10,485)               -                 -
    Other                                                        (185)            (302)             (374)
                                                            ---------         --------          --------
    CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES:                                  8,838           (3,249)          (17,876)

DECREASE IN CASH AND CASH EQUIVALENTS                          (5,621)         (20,513)          (51,708)

    Cash and cash equivalents at beginning of period           14,714           35,227            86,935
                                                            ---------         --------          --------
    Cash and cash equivalents at end of period                 $9,093          $14,714           $35,227
                                                            =========         ========          ========


     The accompanying notes are an integral part of these consolidated financial statements.


COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BUSINESS OF COEUR D'ALENE MINES CORPORATION

     Coeur d'Alene Mines Corporation and its subsidiaries (collectively, "Coeur" or the "Company") is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska) and South America (Chile, Argentina and Bolivia).

NOTE B--Summary of Significant Accounting Policies

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera CDE Petorca, Compania Minera Polimet S.A., Coeur Australia and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

     Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer, depending on the contract. The effects of forward sales contracts and purchased put contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

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

     Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. Any decline in market value considered to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net loss.

     Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

     The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dore, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods.

     The Company reported ore on the leach pads of $26.6 million as of December 31, 2002. Of this amount, $11.1 million is reported as a current asset and $15.5 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In 2003, the estimated recoveries for silver and gold will be revised to 61.5% and 93%, respectively, from the 59% and 89% used in the prior three years. The impact of this change in recovery is expected to increase the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

     Metal Inventories and Other: Inventories include concentrate ore, dore, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dore inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

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

     Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property's potential is variable and is determined by many factors including: location relative to existing infrastructure, the property's stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

     Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2002 and December 31, 2001, the Company had certificates of deposit under these agreements of $13.1 million and $11.2 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company's estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At December 31, 2002 and December 31, 2001 the carrying amount of the deferred stripping costs were $1.5 million and $1.7 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the years ended December 31, 2002, 2001 and 2000 were $0.2 million, $0.4 million and $2.6 million, respectively.

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

     The Company uses forward sales contracts and combinations of put and call options to fix a portion of its exposure to precious metals prices. The underlying production for forward sales contracts is designated for physical delivery at the inception of the contract. Contracted prices on forward sales contracts are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of forward contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

     The Company uses foreign currency contracts to hedge its exposure to movements in the foreign currency translation amounts for anticipated transactions in Chilean pesos. These contracts are marked-to-market to Other Comprehensive Loss each reporting period.

     Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Comprehensive Loss: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include the following:


                                                              2002            2001            2000
                                                         ----------------------------------------------
     Unrealized loss on marketable securities               $   (297)       $    821        $   (297)
         Change in fair value of derivative hedging, net
         of settlement                                           (10)              -               -
     Excess additional pension liability on
         unrecorded service cost                              (1,163)              -               -
                                                         ----------------------------------------------
     Comprehensive gain (loss)                              $ (1,470)       $     821       $   (297)
                                                         ==============================================


     Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in years ending December 31, 2002, 2001 and 2000.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation. The Company has reclassified restricted investments to long-term restricted investments and a portion of ore on leach pad to non-current ore on leach pad in the December 31, 2001 balance sheet to conform to the December 31, 2002 balance sheet.

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 with no impact.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. Based on current estimates, the Company expects to record asset retirement obligations of approximately $3.3 million (using a 7.5% discount rate) and a cumulative effect of a change in accounting principle on prior years in the range of $4.0 million to $6.0 million net of tax effects related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligation, and corresponding increase in the carrying amount of the related long-lived asset, been recorded when incurred.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Company adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Prior to the adoption of the provisions of

SFAS No. 145, generally accepted accounting principles ("GAAP") required gains or losses on the early extinguishment of debt be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company's income or loss from continuing operations. The Company adopted the provisions of SFAS No. 145 on January 1, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have an effect on the Company's financial position or results of operations.

     In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note M. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       Years Ended December 31,
                                                                  2002            2001          2000
                                                                  ----            ----          ----
Net loss attributable to Common shareholders                    $(81,208)       $(3,067)     $(49,993)
Unaudited net loss pro forma                                    $(81,248)       $(3,350)     $(50,321)
Basic and diluted net loss per share as reported                  $(1.04)       $ (0.07)       $(1.41)
Unaudited basic and diluted net loss per share pro forma          $(1.04)       $ (0.08)       $(1.42)

     The provisions of SFAS 148 will not have a material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures in Note M to the Consolidated Financial Statements.

     In November, 2002 the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" (FIN
45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after

December 15, 2002. The adoption of FIN 45 is not expected to have an effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

NOTE C-- Restatement of Prior Period Amounts

The Company has made corrections to amounts presented in prior year financial statements to present separately the portion of the amount attributable to ore on leach pad that represents a long-term asset and to correct the classification of restricted investments from current assets to long-term. The amount previously reported as current inventory has been reduced by $12.4 million in 2001 and reclassified to long-term ore on leach pad. The entire restricted investments balance of $11.2 million has been reclassified to long-term in 2001. The effect of these corrections reduced previously reported current assets of $81.6 million by $23.6 million from $81.6 million to $58.0 million and increased long-term assets by the same amount. The correction had no impact on previously reported results of operations, earnings per share, total assets and liabilities, or shareholders' equity.

NOTE D--LIQUIDITY

     The Company's working capital was approximately $6.6 million and cash and cash equivalents and short-term investments totaled approximately $9.6 million at December 31, 2002. In February, 2003, the Company completed the private placement of $37.2 million of Senior Convertible Notes due in 2007, which resulted in net proceeds of $33.8 million.

     During the year, the Company exchanged $13.7 million, $11.1 million, and $3.0 million principal amount of its 6%, 6 3/8% and 7 1/4% Debentures and related interest, respectively, for approximately 25.3 million shares of common stock. Additionally, the holders of approximately $28.8 million principal amount of Series I 13 3/8% Notes and $21.5 million principal amount of Series II 13 3/8% Notes converted their notes and related interest into 26.3 million and 18.8 million shares of common stock, respectively. In total, the Company reduced its outstanding convertible debt balance by approximately $66.0 million from $145.5 million at December 31, 2001 to $79.5 million at December 31, 2002.

     Subsequent to year-end, an additional $2.8 million of 13 3/8% Notes have been converted into common stock and $26.9 million of 6 3/8% Debentures have been exchanged for common stock. Further, the 9% Senior Convertible Note agreement, entered into in February, 2003, requires a $22.4 million payment from the proceeds of the 6 3/8% Debentures in April, 2003, a significant further reduction in its near term convertible debt balance. Management of the Company expects that debt to equity conversions and exchanges will continue through 2003, further reducing these balances. In addition, operating results and cash flow during the past several months at its Cerro Bayo mine have exceeded cash forecasts, a trend that management believes will continue through the remainder of the year. Management believes that cash on hand and operating cash flow will be sufficient to fund its operating requirements and continuing debt obligations through March 2004. However, if management's production forecasts are not achieved, additional funding will be required. If necessary, management believes that it could issue additional equity or debt securities, although there can be no assurance that such funding would be available.

NOTE E--BUSINESS ACQUISITIONS

     On April 2, 2002, the Company completed the acquisition of Compania Minera Polimet S.A. ("Polimet") from Yamana Resources Inc. ("Yamana") for $2.5 million in cash. The acquisition of Polimet has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The carrying values of assets and liabilities have been estimated to approximate fair market value. Polimet owns 100% of the Martha Mine and an exploration land package consisting of approximately 202,000 acres located in the western portion of the Santa Cruz Province, Argentina. The results of operations of Polimet have been included in the Company's financial statements for the time period after the date of acquisition, April 2, 2002. Coeur also acquired warrants to purchase 10.0 million common shares of Yamana for an additional $600,000. The Company purchased 5.0 million shares in May 2002, and 2.5 million shares in September 2002, and 2.5 million shares in December 2002.

         Total purchase price of $2.5 million was allocated as follows:

         Current assets                                 $ 0.6
         Property, plant and equipment                  $ 0.4
         Mineral properties                             $ 1.6
         Liabilities                                    $(0.1)
                                                        -----
         Total                                          $ 2.5
                                                        =====

NOTE F--SHORT-TERM INVESTMENTS, RESTRICTED INVESTMENTS AND MARKETABLE SECURITIES

     The Company classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in earnings. The following is a summary of available-for-sale securities:

                                                                            Available-For-Sale Securities
                                                     ----------------------------------------------------------------------------
                                                                              Gross              Gross            Estimated
                                                                            Unrealized         Unrealized            Fair
                                                            Cost              Losses             Gains              Value
                                                     ----------------------------------------------------------------------------
                 As of December 31, 2002
                 -----------------------
      U.S. Corporate debt securities                          $ 13,408             $    -             $    -            $ 13,408
      Equity Securities                                            782                  4                355               1,133
                                                     ------------------ ------------------ ------------------ -------------------
                                                              $ 14,190             $    4             $  355            $ 14,541
                                                     ================== ================== ================== ===================
                 As of December 31, 2001
                 -----------------------
      U.S. Corporate debt securities                          $ 12,319             $    -             $    -            $ 12,319
      Equity Securities                                          1,699                173                822               2,348
                                                     ------------------ ------------------ ------------------ -------------------
                                                              $ 14,018             $  173             $  822            $ 14,667
                                                     ================== ================== ================== ===================
                 As of December 31, 2000
                 -----------------------
      U.S. Corporate debt securities                          $ 15,529             $    -             $    -            $ 15,529
      Equity Securities                                          3,000                174                  2               2,828
                                                     ------------------ ------------------ ------------------ -------------------
                                                              $ 18,529             $  174             $    2            $ 18,357
                                                     ================== ================== ================== ===================

     The gross realized gains on sales of available-for-sale securities totaled $1.1 million during 2002, and nil for 2001 and 2000, respectively. The gross realized losses totaled $0.2 million, $0.4 million, and $2.5 million during 2002, 2001 and 2000 respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $1.5 million, $4.8 million and $17.2 million of short-term investments sold or adjusted for other than temporary decline in market value during 2002, 2001 and 2000, respectively. Short-term investments mature at various dates through December 2003.

NOTE G-- ORE ON LEACH PADS

         Ore on leach pad consists of the following:

                                                        December 31,
                                                     2002             2001
                                                     ----             ----
Ore on leach pad - Current                          $11,082          $26,096
Ore on leach pad - Non-current                       15,474           15,079
                                                    -------          -------
         Total ore on leach pads                    $26,556          $41,175
                                                    =======          =======

NOTE H--METAL AND OTHER INVENTORIES

Inventories consist of the following:

                                                         December 31,
                                                    2002              2001
                                                    ----              ----

In-process stockpile ore                          $     -            $1,344
Concentrate and dore inventory                     10,189             1,567
Supplies                                            4,657             4,925
                                                  -------            ------
         Metal and other inventory                $14,846            $7,836
                                                  =======            ======

NOTE I--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                         December 31,
                                                    2002              2001
                                                    ----              ----
Land                                               $1,407            $1,977
Building Improvements                              36,798            41,582
Machinery and equipment                            37,989            55,537
                                                  -------           -------
                                                   76,194            99,096
Accumulated depreciation                          (49,531)          (63,017)
                                                  -------           -------
                                                  $26,663           $36,079
                                                  =======           =======

     The Company has entered into various operating lease agreements which expire over a period of five years. Total rent expense charged to operations under these agreements was $3.7 million, $3.2 million and $4.7 million for 2002, 2001, 2000, respectively.

     Minimum future lease payments under these operating leases at December 31, 2002 are as follows:

            Year Ending
           December 31,
           ------------
               2003                $3,246
               2004                 1,634
               2005                   447
            thereafter                  -
                                   ------
                                   $5,327
                                   ======

NOTE J -- MINING PROPERTIES
                                                                   December 31,
                                                                 2002         2001
                                                                 ----         ----
Capitalized costs for mining properties, net of
 accumulated depletion consist of the following:
   Operational mining properties:
       Rochester Mine                                         $12,033      $13,944
       Galena Mine                                                  -       16,145
       Cerro Bayo Mine                                          7,504        5,364
       Martha Mine                                                779            -
                                                              -------      -------
           TOTAL OPERATIONAL MINING PROPERTIES                 20,316       35,453

   Non-producing and developmental properties:
       Kensington                                              24,979       24,983
       San Bartolome                                           18,825       18,825
       Other                                                    3,150        2,877
                                                              -------      -------
       TOTAL NON-PRODUCING AND DEVELOPMENTAL PROPERTIES        46,954       46,685
                                                              -------      -------
                 TOTAL PROPERTIES                             $67,270      $82,138
                                                              -------      -------

     During 2002, the Company determined that its carrying amount for the Coeur Silver Valley Galena Mine was impaired. As a result, the Company recorded an impairment loss of $19.0 million. Similarly in 2001, the Company determined that its carrying amount for Kensington development property was impaired and recorded an impairment loss of $6.1 million.

Operational Mining Properties

     The Rochester Mine: The Company has conducted operations at the Rochester Mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester's primary product is silver with gold produced as a by-product.

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $21.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We have made alternative bonding arrangements to provide adequate financial assurance to the State of Nevada to ensure our continued compliance with our reclamation liability obligation. Under the settlement agreement, the outstanding reclamation obligation existing at July 2001 will be provided for through a surety bond and a trust account. The trust account includes an initial cash deposit of $9.0 million combined with ongoing cash payments equal to $0.30 per ounce for each silver equivalent ounce produced, bringing the balance to $12.0 million at December 31, 2002. In addition, the reclamation surety requirements incurred after July 2001 is supported by the cash payments and by the Nevada State Bond Pool.

     Galena Mine: Coeur Silver Valley owns and operates the Galena underground silver-copper mine, located near the city of Wallace, in Northern Idaho. On September 9, 1999, the Company acquired the remaining 50% of Coeur Silver Valley resulting in 100% ownership for the Company. The mine utilizes the cut and fill mining method with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves.

     Cerro Bayo Mine: The Cerro Bayo Mine is a gold and silver open pit and underground mine located in southern Chile. Commercial production commenced on April 18, 2002, approximately one month ahead of schedule.

     Martha Mine: The Martha Mine is an underground silver mine located in Argentina, approximately 270 miles southeast of Coeur's Cerro Bayo mine. Coeur acquired 100% interest in the Martha mine in April 2002. In

July 2002, Coeur commenced shipment of Martha' ore from the Martha mine to the Cerro Bayo mine for processing.

Non-Producing and Developmental Properties

     San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri ("Manquiri"). Manquiri's principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, ("COMIBOL"). As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL. The Company plans to complete the feasibility study, do additional exploration and acquire additional mining rights in 2003.

     Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. During 2003, the Company plans to continue alternative permitting efforts and site maintenance. The Company may seek a joint venture partner to assist with the development of the Kensington property.

Former Operational Mines

     Petorca Mine: In August 2001, the Company shut down its Petorca mine and placed it for sale. In August 2002, the Company sold its 100% interest in the Petorca mine for $0.3 million cash. The purchaser was the previous owner. As a result of the transaction, the Company recorded a $1.4 million gain.

NOTE K-- LONG-TERM DEBT

Debt Reduction Program

     The Company has been in the process of reducing its outstanding debt with equity conversions. In connection therewith, in September 2002, the EITF issued 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84". SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert convertible debt to common equity securities of the issuer. SFAS No. 84 is not applicable, however, if the conversion of convertible debt is in accordance with the original terms of the debenture. The Company applied the accounting prospectively for those convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus.

     In the fourth quarter of 2002, the Company purchased $10.3 million and $2.7 million aggregate principal amount of its 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively. The Company issued approximately 8.7 million shares of its common stock with a market value of approximately $17.2 million. The value of securities issuable pursuant to original conversion privileges was approximately $1.1 million. Therefore, an induced debt conversion expense of $16.1 million was recorded and is included in the loss on early retirement of debt in the consolidated statement of operations for the year December 31, 2002.

     The Company also purchased $13.7 million, $0.8 million and $0.3 million aggregate principal amount of its 6%, 6 3/8%, and 7 1/4% Convertible Subordinated Debentures during the first half of 2002. The Company issued approximately 15.7 million shares of its common stock with a market value of approximately $17.7 million in exchange for these debentures. Transactions completed prior to September 11, 2002 were accounted for as extinguishments of debt, in accordance with APB No. 26, "Early Extinguishment of Debt". The net loss on the early extinguishment of the debt, including unamortized debt issuance costs, was $2.9 million and was recorded as a loss on early retirement of debt in the consolidated statement of operations for the year December 31, 2002.

Sale of Securities

     On May 31, 2002, the Company issued $21.5 million principal amount of Series II of 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II Notes") to eight institutional investors (the "investors") for an aggregate purchase price of 16.0 million. The sale was effected without registration under the Securities Act of 1933 (the "Act") in reliance upon
Section 4(2) thereof. The notes were issued pursuant to an Indenture, dated May 31, 2002, (the "Indenture") between the Company and the Bank of New York, as trustee. The terms of the Series II Notes and the Indenture are substantially similar, subject to certain contingent provisions, to the terms of the previously issued Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 and related Indenture, dated August 1, 2002, between the Company and the Bank of New York , as trustee, relating thereto. Each of the Investors qualified as an "accredited investor" within the meaning of Rule 501(a) under the Act.

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

     Of the approximate $13.5 million of proceeds, net of offering costs, from the sale of the Series II Notes, the Company used approximately $10.0 million to pay the entire $9.4 million principal amount of the Company's 6% Convertible Subordinated Debentures due 2002 when they matured on June 10, 2002, plus accrued interest thereon. The remaining balance was used for general corporate purposes. As a result of these transactions, the Company was able to reduce the outstanding convertible debt by $66.0 million to $79.5 million at December 31, 2002 from $145.5 million at December 31, 2001.

Exchange Offer

     On June 29, 2001, the Company commenced an offer of its Series I 13 3/8% Senior Convertible Subordinated Notes due 2003 ("Series I 13 3/8 Notes") in exchange for its outstanding 6%, 6 3/8% and 7 1/4% Debentures. The Company offered $1,000 principal amount of Series I 13 3/8% Notes for each $2,000 principal amount of 6 3/8% and 7 1/4% Debentures, and $1,000 principal amount of 13 3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. On July 30, 2001, the Company completed an exchange offer. The principal amounts of Debentures validly tendered and accepted for exchange were as follows: $54.5 million of the 7 1/4% Debentures, $26.6 million of the 6 3/8% Debentures and $2.0 million of the 6% Debentures.

     As a result of the exchange offer, the Company issued on August 1, 2001, $42.6 million principal amount of its 13 3/8% Notes in exchange for the outstanding 7 1/4% Debentures, 6 3/8% Debentures and 6% Debentures which were tendered and accepted in the exchange offer.

     In addition, the Company also offered for sale to holders of Coeur's outstanding Debentures who participated in the exchange offer the right to purchase for cash additional 13 3/8% Notes (the "Cash Offer"). The Company sold $25,000 principal amount of 13 3/8% Notes in the Cash Offer.

     Net of offering costs, the exchange offer reduced Coeur's outstanding long-term debt by approximately $39.9 million and increased shareholders' equity by approximately $38.6 million.

     In 2001, as a result of the exchange offer the Company recorded a $39.2 million gain on early retirement of debt. Subsequent to the exchange offer, $1.8 million of the 13 3/8% Notes were converted into approximately 1.7 million shares of common stock.

Additional Exchanges

     In three privately negotiated transactions completed in the second quarter of 2001, the Company exchanged, in aggregate, $11.0 million principal amount of its outstanding 7 1/4% Debentures due 2005 for 4.3 million shares of the Company's common stock. As a result of the transactions, the Company recorded a gain on the early retirement of debt in the second quarter ending June 30, 2001 of approximately $5.8 million.

     In the first quarter of 2001, the Company repurchased $5.0 million principal amount of its outstanding 7 1/4% Debentures due 2005 in exchange for
1.8 million shares of the Company's common stock. As a result of the repurchase, the Company recorded a gain on early retirement of debt of approximately $3.0 million during the first quarter of 2001 on the reduction of its indebtedness.

     The share price used as consideration in all of these transactions was based upon market prices at the time of each respective transaction.

Debt-for-Equity Exchanges

     The following table sets forth debt-for-equity exchanges for each year in millions:

                                                                                                       Gain/(Loss)
                                                                                         Discount      on Early
                                                 Common      Principal     Interest    and Offering    Retirement
2002                                             Shares        Amount       Expense        Costs         of Debt
----                                             ------        ------       -------        -----         -------
Converted
---------
13.375% Notes Series I due 2003                    21.2         $28.8         $   -       $ (1.30)        $    -
Interest                                            5.1                         7.9             -              -
13.375% Notes Series II due 2003                   15.9          21.5             -         (6.04)             -
Interest                                            2.9                         4.5             -              -
Exchanged
---------
6% Debentures exchanged June 2002                  14.4          13.7             -         (0.03)          (2.9)
6.375% Debentures due 2004                          7.9          11.1             -         (0.06)         (12.9)
Interest                                            0.7             -           1.0                            -
7.25% Debentures due 2005                           2.1           3.0                       (0.04)          (3.3)

Interest                                            0.2             -           0.2             -              -
                                                 ------        ------         -----       -------         ------
         TOTAL                                     70.4        $ 78.1         $13.6       $ (7.46)        $(19.1)
                                                 ======        ======         =====       =======         ======

2001
----
Converted
---------
13.375% Notes Series I due 2003                  $  1.3        $  1.8         $   -       $ (0.43)        $    -
Interest                                            3.8             -           2.9              -             -
Exchanged
---------
7.25% Debentures due 2005                           6.1          16.0             -         (0.27)           9.0
                                                 ------        ------         -----       -------         ------
         TOTAL                                   $ 11.2        $ 17.8         $ 2.9       $ (0.70)        $  9.0
                                                 ======        ======         =====       =======         ======


There were no conversions or exchanges in 2000.


Purchases of Debentures

     The following table sets forth cash purchases of debentures each year in millions:

                                           Principal         Purchase           Offering          Gain on Early
      2002:                                 Amount            Amount              Cost          Retirement of Debt
                                            ------            ------              ----          ------------------
      6% Debentures                         $ 9.4             $ 9.4              ($.03)                  -

      2001:
      None                                      -                 -                  -                   -

      2000:
      6% Debentures                         $ 9.1             $ 6.4             $(.060)              $ 1.8
      6 3/8% Debentures                        .6                .2              (.008)                 .4
      7 1/4% Debentures                      22.0               7.5              (.600)               13.9
                                            -----             -----             ------               -----
          Total                             $31.7             $14.1             $(.668)              $16.1
                                            =====             =====             ======               =====


13 3/8% Notes - Series I

     The $12.7 million principal amount of 13 3/8% Notes Due 2003 outstanding at December 31, 2002 are convertible into shares of common stock at the option of the holder prior to maturity, unless previously redeemed, at a conversion price of $1.35 per share, subject to adjustment. The Company may elect to automatically convert the Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day period ending with five trading days prior to the notice of automatic conversion. During the year, $28.7 million principal amount of these debentures were voluntarily converted to common stock as shown on the debt-for-equity table.

13 3/8% Notes - Series II

     In May 2002, the Company issued $21.5 million principal amounts of Series II 13 3/8% Convertible Senior Subordinated Notes ("Senior II Notes") due December 2003 for proceeds of approximately $13.5 million, net of discount of $5.5 million and offering costs of approximately $2.5 million. Proceeds from this transaction were used to retire the outstanding $9.4 million of 6% Convertible Subordinated Debentures that were due on June 10, 2002. During the third and fourth quarters of the year, the entire balance of $21.5 million principal amount of these Notes were voluntarily converted into common stock as shown on the debt for equity table.

6 3/8% Debentures

     The $55.1 million principal amount of 6 3/8% Debentures due 2004 outstanding at December 31, 2002, are convertible into shares of common stock at the option of the holder on or before January 31, 2004, unless previously redeemed, at a conversion price of $25.77 per share. A total of $11.1 million principal amount of these Debentures were voluntarily exchanged into common shares during the year. The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company. The Debentures have no other funding requirements until maturity on January 31, 2004.

7 1/4% Debentures

     The $11.7 million principal amount of 7 1/4% Debentures due 2005 outstanding at December 31, 2002 are convertible into shares of common stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events. Holders of $3.0 million face value of these debentures voluntarily exchanged into common shares during the year. The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company on or after October, 31, 2000, and have no other funding requirements until maturity on January 31, 2005.

     The carrying amounts and fair values of long-term borrowings, as of December 31, 2002 and 2001, consisted of the following. The fair value of the long-term borrowing is determined by market transactions on or near December 31, 2002 and 2001, respectively.

                                          December 31, 2002        December 31, 2001
                                       ------------------------ ------------------------
             Convertible                Carrying       Fair      Carrying      Fair
             Debentures                   Value       Value       Value        Value
             ----------                   -----       -----       -----        -----
6% Debentures due 2002                         -           -     $23,171      $14,366
13 3/8% Notes  Series I due 2003         $12,735     $19,612     $41,399      $29,082
6 3/8% Debentures due 2004               $55,132     $55,132     $66,270      $23,360
7 1/4% Debentures due 2005               $11,665    $ 10,965     $14,650       $4,835


     Total interest expense on Debentures and Notes for the year ended December 31, 2002, 2001, and 2000 was $21.9 million, $14.6 million, and $17.0 million, respectively.

     Interest paid was $19.2 million, of which $13.5 million was paid in stock, $16.2 million and $16.5 million in 2002, 2001, and 2000, respectively.

     Building Loan

     The Company has secured a 10-year loan for $1.3 million at an interest rate of 10% for the Corporate Office Building utilizing the building as collateral for the loan.

NOTE L -- INCOME TAXES

     The components of the provision for income taxes in the consolidated statements of operations are as follows:

                                              Years Ended December 31
                                           2002       2001         2000
                                           ----       ----         ----
Current                                    $  -       $  6         $(348)
Deferred                                      -          -             -
                                           ----       ----         -----
Benefit (provision) for income tax         $  -       $  6         $(348)
                                           ----       ----         -----


     As of December 31, 2002, 2001 and 2000 the significant components of the Company's net deferred tax liabilities were as follows:

                                                               Years Ended December 31,
                                                       -----------------------------------------
                                                           2002          2001          2000
                                                           ----          ----          ----
Deferred tax liabilities:
    PP&E, net                                           $   5,276     $   6,560     $   7,051
                                                        ---------     ---------     ---------
    Total deferred tax liabilities                      $   5,276     $   6,560     $   7,051
                                                        =========     =========     =========
Deferred tax assets:
    Net operating loss carryforwards                    $  88,069     $ 109,526     $ 106,836
    AMT credit carryforwards                                1,459         1,459         1,734
    Business credit carryforwards                             205           205           205
                                                        ---------     ---------     ---------
Total deferred tax assets                                  89,733       111,190       108,775
Mineral properties impairment                              59,997        66,663        64,533
Unrealized hedging losses                                       -         1,443         1,730
Other                                                       2,500         3,101         4,583
Valuation allowance for deferred  tax assets             (146,954)     (175,837)     (172,570)
                                                        ---------     ---------    ----------
Total deferred tax assets                               $   5,276     $   6,560    $    7,051
                                                        =========     =========    ==========
Net deferred tax liabilities                            $       -     $       -    $        -
                                                        =========     =========    ==========


     Changes in the valuation allowance relate primarily to net operating losses which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

     For tax purposes, as of December 31, 2002, the Company has operating loss carryforwards as shown in the table below, which expire in 2008 through 2020 for U.S. carryforwards. Australian, Chilean and New Zealand laws provide for indefinite carryforwards of net operating losses. During 2002, the Company, for U.S. tax purposes, was subject to the U.S. change of ownership rule which limits the availability of existing tax attributes including net operating losses to shelter future taxable income. The Company estimates that the change of ownership limitation on net operating losses incurred prior to 2002 is approximately $50.0 million. As a result, the Company will not be able to utilize in the future approximately $100 million of the U.S. net operating losses that existed as of December 31, 2001. Consequently, deferred tax assets have been reduced in 2002 for this loss of net operating loss carryforwards with a corresponding reduction in the valuation allowance.

                                              U.S.    Australia       Chile      New Zealand           Total
                                              ----    ---------       -----      -----------           -----
Regular Losses                             $62,173       $2,494     $95,589         $ 91,371        $251,627
ATM credits                                  1,459            -           -                -           1,459
General business credits                       205            -           -                -             205

     The Company also concluded in 2002 that it could no longer reinvest unremitted earnings of its non U.S. subsidiaries. Accordingly, the Company increased its deferred tax assets related to foreign net operating losses and increased the Company's valuation allowance associated with these deferred tax assets.

     A reconciliation of the Company's effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

                                                                             Years Ended December 31,
                                                                   ----------------------------------------------
                                                                             2002           2001         2000
                                                                             ----           ----         ----
Tax benefit on continuing operations computed at statutory rates             35.0%          35.0%        35.0%
Tax effect of foreign affiliates'  statutory rates Percentage                   -           59.1%         7.4%
depletion
Percentage depletion                                                            -         (238.5%)      (17.9%)
Interest on foreign subsidiary debt                                             -          110.8%        11.5%
Change in valuation allowance                                               (41.5%)         16.5%        34.5%
Non-deductible interest                                                       5.3%          81.8%           -
Other (net)                                                                   1.2%           5.3%          .5%
Effective tax rate                                                            0.0%           0.0%         1.0%


NOTE M-- SHAREHOLDERS' EQUITY AND STOCK PLANS

     In 1996, the Company completed a public preferred stock offering of Mandatory Adjustable Redeemable Convertible Securities ("MARCS"). The Company issued 7,077,833 shares of MARCS which were offered at a public offering price of $21.25 per share. Net proceeds to the Company from the offering was $144.6 million. On March 15, 2000, Coeur made the final dividend payment of $2.6 million and the MARCS were mandatorily converted into common shares. Each outstanding MARCS was converted into 1.111 common shares of the Company. As a result of the conversion, the Company issued approximately 7,863,414 million common shares.

     On May 11, 1999, the Company's shareholders adopted a new shareholder rights plan. The plan entitles each holder of the Company's common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price $10,000 per full preferred share. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2002 and 2001, there were a total of 118,594,056 and 48,219,021 outstanding rights, respectively, which was equal to the net number of outstanding shares of common stock.

     The Company has an Annual Incentive Plan (the "Annual Plan"), a Long-Term Incentive Plan (the "Long-Term Plan") and a Directors' Plan (the "Directors' Plan"). Benefits were payable in cash under the Annual Plan in 2002, 2001 and 2000.

     Under the Long-Term and Directors' Plans, benefits consist of (i) non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of 25% during the four-year period following the date of grant and (ii) performance units comprised of common stock and cash, the value of which is determined four years after the award. The first award performance units were granted in 1994. During 2002, options for 1,052,525 shares were issued under these plans. As of December 31, 2002 and 2001, nonqualified and incentive stock options to purchase 1,750,675 shares and 779,064 shares, respectively, were outstanding under the Long-Term Plan and the Directors' Plans. The options are exercisable at prices ranging from $0.74 to $19.94 per share. In September 2002, the shareholders authorized an additional 1,500,000 shares for issuance under these plans.

     The Company has a Non-Employee Directors' Stock Option Plan (the "Plan") under which 1,200,000 shares of Common Stock are authorized for issuance. In September 2002, the shareholders approved 500,000 shares for issuance under this Plan. Under the Plan, options are granted only in lieu of an optionee's foregone annual directors' fees. As of December 31, 2002, 2001 and 2000, a total of 181,060, 134,612 and 46,691 options, respectively, had been granted in lieu of $0.1 million, $0.1 million and $0.1 million, respectively, of foregone directors' fees.

     Total employee compensation expense charged to operations under these Plans were $0.8 million, $0.7 million and $1.8 million for 2002, 2001, and 2000, respectively. A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 follows:


                                                                                                         Weighted Average
                                                                                   Weighted Average       Fair value of
                                                                     Shares         Exercise Price       Options Granted
                                                                ----------------- -------------------- ---------------------
Stock options outstanding at January 1, 2000                         502,506           $11.99
Issued                                                               233,294           $ 3.52                $ 2.56
Canceled/expired                                                     (27,534)          $11.29
                                                                    --------           ------
Stock options outstanding at December 31, 2000                       708,266           $ 9.47
Issued                                                               403,473           $  .81                $ 0.81
Canceled/expired                                                   (332,645)           $14.02
                                                                    -------            ------
Stock options outstanding at December 31, 2001                       779,094           $ 2.81
Issued                                                             1,052,525           $ 1.50                $ 1.31
Canceled/expired                                                    (80,944)           $ 2.12
                                                                    -------            ------
Stock options outstanding at December 31, 2002                     1,750,675           $ 2.05


     The number of shares underlying stock options exercisable at December 31, 2002, 2001 and 2000 were, 1,650,108, 609,089 and 366,602, respectively.

     The following table summarizes information for options currently outstanding at December 31, 2002:

                                      Options Outstanding                     Options Exercisable
                                      -------------------                     -------------------
                                          Weighted
                                          Average          Weighted                        Weighted
                                         Remaining         Average                          Average
  Range of Exercise        Number       Contractual        Exercise          Number        Exercise
        Price            Outstanding    Life (Yrs.)         Price         Exercisable        Price
-------------------------------------------------------------------------------------------------------
$0.74 to $1.00            577,884             9.0            $ 0.80         577,884        $  0.80
$1.23 to $1.85            878,114             9.6            $ 1.64         858,027        $  1.64
$2.63 to $4.81            233,575             7.0            $ 3.66         153,895        $  3.71
$8.19 to $19.94            61,102             4.0            $13.70          61,120        $ 13.70
                           ------             ---            ------          ------        -------
                        1,750,675             7.4            $ 2.50       1,650,108        $  1.98
                        =========             ===            ======       =========        =======


     As of December 31, 2002, 2,182,917 shares were available for future grants under these incentive Plans and 12,241,200 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

     SFAS No. 123, "Accounting for Stock-Based Compensation" amended by FASB No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure" establishes accounting and reporting standards for stock-based employee compensation plans and defines a fair value based method of accounting for these equity instruments. The method measures compensation expense based on the estimated fair value of the award and recognizes that expense over the vesting period. The Company has adopted the disclosure only provision of SFAS No. 123 and therefore continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because options are granted at fair market value, no compensation expense has been recognized for options issued under the Company's stock option plans. Had compensation expense been recognized based on the fair value at the date of the grant for the options awarded under the plans, unaudited pro forma amounts of the Company's net loss and net loss per share would have been as follows:

                                                                                   Years Ended December 31,
                                                                              2002           2001           2000
                                                                            --------        -------        --------
Net loss attributable to Common shareholders                                $(81,208)       $(3,067)       $(49,993)
Unaudited net loss pro forma                                                $(81,248)       $(3,350)       $(50,321)
Basic and diluted net loss per share as reported                            $  (1.04)       $ (0.07)       $  (1.41)
Unaudited basic and diluted net loss per share pro forma                    $  (1.04)       $ (0.08)       $  (1.42)


     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.41%, 1.3% and 6.0% for 2002, 2001 and 2000, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 89%, 93% and 92% for 2002, 2001 and 2000, respectively, and no expected dividends. The effect of applying SFAS No. 123 for providing unaudited pro forma disclosures for fiscal years 2002, 2001 and 2000 is not likely to be representative of the effects in future years because options vest over a four-year period.

NOTE N-- EMPLOYEE BENEFIT PLANS

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

     The components of net periodic benefit costs are as follows:

                                             For the Year Ended December 31,
                                           ------------------------------------
                                              2002         2001        2000
                                           ------------------------------------
Service cost                                 $   311     $   179     $   152
Interest cost                                    290         138         107
Expected return on plan assets                  (143)       (121)        (76)
Amortization of prior service cost                56          31          31
Amortization of transitional obligation            -           -           -
Recognized actuarial loss                        210          35         (14)
                                           ------------------------------------
         Net periodic benefit cost            $  724      $  262      $  200
                                           ------------------------------------

     The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

                                                             At December 31,
                                                       -------------------------
                                                            2002        2001
                                                       -------------------------
Change in benefit obligation
Projected benefit obligation at Beginning of year         $ 2,703      $ 1,350
Service cost                                                  311          179
Interest cost                                                 290          138
Plan amendments                                                 -            -
Benefits paid                                                 (94)         (56)
Actuarial loss (gain)                                       1,483        1,092
--------------------------------------------------------------------------------
Projected benefit obligation at end of year               $ 4,693      $ 2,703
================================================================================

Change in plan assets
Fair value of plan assets at Beginning of year            $ 1,644      $ 1,215
Actual return on plan assets                                 (201)        (106)
Plan amendment                                                  -            -
Employer contributions                                        901          591
Benefits paid                                                 (94)         (56)
Administrative expenses                                         -            -
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $ 2,250      $ 1,644
================================================================================

Reconciliation of funded status
Funded status                                             $(2,443)     $(1,059)
Unrecognized actuarial gain                                 2,807        1,379
Unrecognized transition obligation                              -            -
Unrecognized prior service cost                               500          367
--------------------------------------------------------------------------------
Net amount of asset (liability) reflected in
consolidated balance sheet                                   $864        $ 687
================================================================================

Weighted average assumptions
Discount rate                                                 7.0%         7.5%
Expected long-term rate of return on plan assets              8.0%         8.5%
Rate of compensation increase                                 5.0%         5.0%
================================================================================


Post Retirement Medical Benefits

     The Company's subsidiary, Coeur Silver Valley Inc., provides certain health care benefits for retired employees and their dependents who retired before September 9, 1999. The Company's current hourly employees of Coeur Silver Valley Inc. are not eligible for post retirement health insurance if eligible for retirement under the Coeur Silver Valley Retirement Plan. These benefits are insured through outside carriers. The Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106) effective January 1, 1993 and elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period.

     The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company's financial statements:

                                                             At December 31,
                                                        ------------------------
                                                           2002         2001
                                                         ---------------------
                                                           (in thousands)

Assumptions:
Discount rate                                              7.00%        7.00%

Change in benefit obligation
Net benefit obligation at beginning of year             $ 1,744      $ 1,768
Service cost                                                 16           14
Interest cost                                               143          118
Actuarial (gain) loss                                       403            -
Benefits paid                                              (194)        (156)
-----------------------------------------------------------------------------
Net benefit obligation at end of year                   $ 2,112      $ 1,744
=============================================================================

Assets
Assets at beginning of year                                   -            -
Benefits paid                                             (194)         (156)
Contributions                                               194          156
-----------------------------------------------------------------------------
Assets at end of year                                     $   -        $   -
=============================================================================

Funded status
Funded status at end of year                           $(2,112)      $(1,744)
Unrecognized net actuarial (gain) loss                      120         (283)
Unrecognized net transition obligation                        -            -
-----------------------------------------------------------------------------
Net amount recognized at end of year (recorded as
   accrued benefit cost in the accompanying balance
   sheet)                                              $(1,992)      $(2,027)
=============================================================================

     The components of net periodic benefit costs are as follows:

                                                For the Year Ended December 31,
                                              ------------------------------------
                                                 2002         2001        2000
                                       -------------------------------------------------
                                                         (in thousands)
Assumptions:
                                            ------------------------------------
Discount rate                                    7.00%        7.00%       7.00%

Components of net periodic benefit cost:
Service cost                                    $  16       $   14         $24
Interest cost                                     143          118         193
Amortization of:
Transitional obligation                             -            -           -
Actuarial (gain) loss                               -          (15)         72
                                            ------------------------------------
         Net periodic pension cost              $ 159       $  117        $289
                                            ------------------------------------




Sensitivity of Retiree Welfare Results:

                                                                (in thousands)
                                                  -----------------------------
Effect of a one percentage point increase in assumed ultimate health care cost trend

-- on total service and interest cost
      components                                                         $  9
-- on postretirement benefit obligation                                 $ 122

Effect of a one percentage point decrease in assumed ultimate health care cost trend

--  on  total   service  and  interest  cost
      components                                                         $ (8)
--  on postretirement benefit obligation
                                                                       $ (103)


     Postretirement benefits include medical benefits for retirees and their dependents.


Defined Contribution Plan

     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.7 million, $0.7 million, and $0.8 million for 2002, 2001, and 2000, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

     The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 16% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees' contribution or up to 3% of the employees' compensation. Employees have the option of investing in seven different types of investment funds. Total plan expenses charged to operations were $0.4 million, $0.3 million and $0.4 million in 2002, 2001, and 2000, respectively.

NOTE O-- FINANCIAL INSTRUMENTS

     The Company enters into forward foreign exchange contracts denominated in foreign currencies. The purpose of the Company's foreign exchange hedging program is to protect the Company from risk that the eventual dollar cash flows will be adversely affected by changes in exchange rates. At December 31, 2002, 2001, and 2000, the Company had forward foreign exchange contracts of $5.7, $0 and $8.1 million in U.S. dollars, respectively.

     The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold prices. As of December 31, 2002, the Company had sold 52,000 ounces of gold for physical delivery on various dates through 2003 and 6,000 ounces of gold for physical delivery on various dates throughout 2004 at an average price of $331.13 and $350.73, respectively. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2002, 2001 and 2000, Coeur's forwards program yielded $(0.2) million, $0.4 million and $4.0 million, respectively.

     Further discussions of other financial instruments held by the Company are included in Notes F and K.

     The following table summarizes the information at December 31, 2002, associated with the Company's financial and derivative financial instruments (in thousands, except per ounce amounts):

                                                                                                Fair Value
                                                 2003         2004        2005        Total      12/31/02
-----------------------------------------------------------------------------------------------------------
Liabilities
  Short and Long Term Debt
    Fixed Rate                                    $12,735     $55,132     $11,665      $79,532    $ 85,709
    Average Interest Rate                           7.624%      6.528%      7.250%

Derivative Financial Instruments
  Gold Forward Sales -- USD Ounces                 52,000       6,000           -       58,000     $ 14.04
  Price Per Ounce                                 $331.13     $350.78           -      $333.16

Foreign Currency Contracts
  Chilean Peso - USD                               $5,725           -           -       $5,725       $3.41
  Exchange Rate (CLP to US$)                          713           -           -


     For the years ended December 31, 2002, 2001, and 2000, the Company realized a gain (loss) from its foreign exchange programs of $(0.6) million, $0.4 million and $(1.0) million, respectively.

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

NOTE P-- SUPPLEMENTAL CASH FLOW INFORMATION

     In May 2002, the Company issued $21.5 million principal amount of Series II 13 3/8% Notes, for proceeds of approximately $13.5 million, net of discount of $5.5 million and net of offering costs of approximately $2.5 million.

     During the year ending December 31, 2002, holders of $28.8 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") and holders of $21.5 million principal amount of the Series II 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series II 13 3/8% Notes") voluntarily converted such notes into approximately 21.2 million and 15.9 million shares of common stock, respectively. In addition, 8.0 million shares of common stock were issued as payment for $12.4 million of interest expense on the Notes during 2002.

     During the year ending December 31, 2002 the Company repurchased $13.7 million, $11.1 million and $3.0 million principal amount of its outstanding 6%, 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively, in exchange for 24.4 million shares of common stock and recorded a loss of approximately $19.1 million. In addition, 0.9 million shares of common stock were issued as payment for $1.2 million of interest expense on these Debentures.

     During the third quarter of 2001, the Company issued a total of $43.2 million principal amount of 13 3/8% Convertible Senior Subordinated Notes in connection with an exchange offer extended to the holders of outstanding convertible subordinated debentures and recorded a gain of $39.2 million.

     During the year ending December 31, 2001, holders of $1.8 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") voluntarily converted such notes into approximately 1.3 million shares of common stock. In addition, 3.8 million shares of common stock were issued as payment for $2.9 million of interest expense on the Notes during 2001.

     During the year ending December 31, 2001 the Company purchased $16.0 million principal amount of its outstanding 7-1/4% Convertible Subordinated Debentures, in exchange for 6.0 million shares of common stock and recorded a gain of approximately $9.0 million.

NOTE Q-- SEGMENT INFORMATION

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

     Revenues from gold sales were $30.6 million, $29.3 million and $43.5 million in 2002, 2001, and 2000, respectively. Revenues from silver sales were $65.0 million, $49.0 million and $57.3 million in 2002, 2001, and 2000, respectively.

                                                             Coeur                          Exploration
                                                             Silver    Cerro                    And
December 31, 2002                               Rochester    Valley    Bayo     Polimet     Development     Other     Total
                                              ------------------------------------------------------------------------------
Total net sales and revenues                     $51,355   $24,548    $14,511    $1,895         $3,241   $ (1,062)  $94,488
Depreciation and amortization                      3,905     3,361      4,509     1,371             37        328    13,511
Interest income                                                             4                        1        293       298
Interest expense                                                          204                              21,744    21,948
Writedown of mine property                                  19,047                                                   19,047
Loss on early retirement of debt                                                                          (19,061)  (19,061)
Profit (loss)                                     (5,452)    5,619      5,286       140            526    (13,761)   (7,642)
Segment assets(A)                                 52,394     7,898     31,141     1,970            549    448,568   142,520
Expenditures for property                          1,564     2,503      3,606        89             17         47     7,826


                                                             Coeur                          Exploration
                                                             Silver    Cerro                    And
December 31, 2001                               Rochester    Valley    Bayo     Petorca     Development     Other     Total
                                              ------------------------------------------------------------------------------
Total net sales and revenues                     $48,786   $15,478      $ 149   $ 5,639         $    -     $1,860   $71,912
Depreciation and amortization                      9,205     3,448        172       530             24     (2,032)   11,347
Interest income                                        -         -          2         3              -      1,681     1,687
Interest expense                                       -         -      2,330        (1)             -     12,263    14,592
Gain on metals derivatives                             -         -          -         -              -        526       526
Writedown of mine property                             -         -       (966)    1,585              -     (9,971)   (9,352)
Income tax benefit (provision)                         -         1          -         -              -         (7)       (6)
Earnings from non-consolidated Subsidiary              -         -          -         -              -          -         -
Gain on early retirement of debt                       -         -          -         -              -     48,217    48,217
Profit (loss)                                      5,191    (1,700)    (3,740)   (1,983)        (1,357)   (12,629)  (16,218)
Investments in non-consolidated subsidiary             -         -          -         -              -          -         -
Segment assets(A)                                 68,298    28,998     24,244       717             48     52,527   174,832
Expenditures for property                            790     3,193      2,317         -             30        626     6,956

                                                   Coeur                                    Exploration
                                                   Silver    Cerro                Coeur         And
                                      Rochester    Valley     Bayo     Petorca  Australia   Development    Other      Total
                                   -------------------------------------------------------------------------------------------
  December 31, 2000
  Total net sales and revenues         $51,963   $17,202   $ 9,756    $ 6,566   $ 9,337         $    -   $  6,382  $101,206
  Depreciation and amortization         14,815     2,735     5,138        235     2,260             19      1,481    26,683
  Interest income                            -         -        22          6       172              -      4,207     4,407
  Interest expense                           -         -        14         (3)        -              -     16,988    16,999
  Gain on metal hedging                      -         -         -          -         -              -      3,970     3,970
  Writedown of mine property                 -         -      (411)         -   (12,207)             -     (2,372)  (14,990)
  Income tax expense                         -         1         -          -        75              -        272       348
  Earnings from non-consolidated             -         -         -          -     1,103              -          -     1,103
  Subsidiary
  Gain on early retirement of debt           -         -         -          -         -              -     16,136    16,136
  Profit (loss)                         13,506       615    (6,328)    (1,837)    1,930         (1,282)   (11,304)   (4,700)
  Investments in non-consolidated            -         -         -          -    15,264              -          -    15,264
    subsidiary
  Segment assets(A)                     81,130    28,282    24,882      2,769       429         57,921          -   195,413
  Expenditures for property              2,169     6,363     2,636        662         -          1,823          -    13,653

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

         Segment Reporting

                                                   2002          2001          2000
                                                   ----          ----          ----
Profit (loss)
------------
Total profit or loss for reportable segments     $ (7,642)     $(16,218)      $ (4,700)
Loss on legal settlements                               -             -         (4,200)
Gain (loss) on metal hedging                            -           526          3,971
Depreciation and amortization                     (13,511)      (11,762)       (26,683)
Interest expense                                  (21,948)      (14,592)       (16,999)
Writedown of mine property and other              (38,107)       (9,244)       (14,990)
                                                 --------      --------       --------
     Loss before income taxes                    $(81,208)     $(51,290)      $(63,601)
                                                 ========      ========       ========

Assets
------
Total assets for reportable segments             $142,520      $172,107       $195,413
Cash and cash equivalents                           9,093        14,714         35,227
Short-term investments                                518         3,437          7,915
Other assets                                       20,957        20,122         32,822
                                                 --------      --------       --------
        Total consolidated assets                $173,088      $210,380       $271,377
                                                 ========      ========       ========


         Segment Reporting

         Geographic Information
         ----------------------

                                                                     Mining
           2002:                                  Revenues         Properties
                                           ----------------------------------
           United States                           $74,842           $53,437
           Chile                                    17,752            20,094
           Other Foreign Countries                   1,894            20,402
                                           ----------------------------------
               Total                               $94,488           $93,933
                                           ==================================

           2001:                                                     Mining
                                                  Revenues         Properties
                                           ----------------------------------
           United States                           $68,348          $ 78,142
           Chile                                     5,190            22,477
           Other Foreign Countries                  (1,626)           19,300
                                           ----------------------------------
               Total                               $71,912         $ 119,919
                                           ==================================

           2000:                                                     Mining
                                                  Revenues         Properties
                                           ----------------------------------
           United States                           $75,875          $ 90,384
           Chile                                    15,989            20,890
           Australia                                 9,337                 -
           New Zealand                                   5               569
           Bolivia                                       -            18,873
           Other Foreign Countries                       -                 8
                                           ----------------------------------
                    Total                         $101,206          $130,724
                                           ==================================


     Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

NOTE R-- LITIGATION

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

     Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc., ("Handy & Harman") to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. The fair market value of the inventory has been estimated to be $1.2 million. On February 27, 2001, the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan recently advised the Company that Handy & Harman intends to file suit against the Company prior to March 28, 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its account at Handy & Harman in mid-March 2000. Based on this more recent legal action, the Company has determined that the recovery of any additional amounts would be remote. As a result, the Company has recorded a $1.4 million write-down of the carrying amount in the fourth quarter of 2001. Management of the Company and legal counsel believe that the threatened claims are without merit, and will vigorously defend any suit.

     Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the complaint, which will be heard by the court in May 2003. At this early stage of the proceedings, the Company cannot predict the outcome of this suit.

     State of Maine and State of Idaho Superfund Sites Related to Callahan Mining Corporation

     During the year 2001 the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940's. Apparently the Forest Service believes that some cleanup action is required at the location. However, Coeur d'Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

     During the year 2002 the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960's, shut the operations down in the early 1970's and disposed of the property. Apparently, the EPA contends that some cleanup action is warranted at the site, and listed it on the NPL in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

     Expired Labor-Management Agreement at the Galena Mine

     The labor-management agreement for the Galena and Coeur Mines expired on December 13, 2002. Negotiations for a new labor contract have not yet been successful. The employees are working under the expired agreement. There is no threat of a strike. However, it is possible that the attitude of the employees could change, and that work stoppage could occur.

NOTE S--SUBSEQUENT EVENTS -- Unaudited

Exchanges and Conversions of Convertible Subordinated Debentures
----------------------------------------------------------------

     During the period from January 1, 2003 through February 28, 2003, holders of $2.8 million principal amount of the Series I 13 3/8% Senior Convertible Notes voluntarily converted into 2.1 million shares of common stock.

     On February 26, 2003, the Company completed a private placement of $37.2 million of 9% Senior Convertible Notes. The net proceeds were approximately $33.8 million, which $10.0 million will be available for general corporate purposes and the remainder will be used to retire the majority of the remaining $28.2 million of the Company's 6 3/8% Subordinated Convertible Debentures due January 2004.

     The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.61 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. At any time prior to December 31, 2007, the holders of 9% Notes may elect to convert their notes into common stock. The Company may elect to automatically convert the 9% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their 9% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company will make a payment to holders in cash, or at the Company's option, in common stock, equal to two full years of interest, less interest actually paid. The 9% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the investment banking fees to be paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash.

     In addition, during the period from January 1, 2003 through February 28, 2003, $26.9 million principal amount of the 6 3/8% Convertible Subordinated Debentures due 2004 were exchanged for 15.8 million shares of common stock and $1.7 million principal amount of the 7 1/4% Convertible Subordinated Debentures due 2005 were exchanged for 1.1 million shares of common stock.

Provisions of the Transaction Agreement and Shareholder Agreement with Asarco
-----------------------------------------------------------------------------

     In September 1999, Coeur consummated an acquisition of certain silver assets and properties from Asarco in exchange for 7.125 million shares of Coeur common stock. Pursuant to the Transaction Agreement entered into by Coeur and Asarco in connection with the transaction, Asarco was required, during the five years following the transaction, to obtain the consent of Coeur of any sale of such shares and to not sell any of such shares to anyone other than an affiliate of Asarco or in a widely distributed public offering. On January 6, 2003, Coeur and Asarco entered into an agreement providing that Coeur would use its best efforts to have the shares registered under the universal shelf registration statement on Form S-3, which registration is in process . Asarco agreed that it would limit any sales of shares prior to September 9, 2004 so that no individual purchaser will purchase in excess of 500,000 shares. Asarco's two designees on Coeur's Board of Directors resigned. Finally, Asarco agreed to waive its approval authority under the Shareholder Agreement, dated as of September 9, 1999, entered into by Coeur and Asarco which provided that Coeur would be required to obtain the prior written consent of Asarco with respect to certain actions by Coeur. Coeur plans, promptly after the SEC registration statement is declared effective, to file a prospectus supplement to a pending registration statement that will register the Coeur shares owned by Asarco for resale under the Securities Act of 1933.

NOTE T-- SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                                     First         Second        Third         Fourth
                                                                    Quarter       Quarter       Quarter      Quarter(f)
                                                                    -------       -------       -------      ----------
                                                                          (In Thousands - Except Per Share Data)
2002
Net revenues                                                         $ 16,997     $ 22,129      $ 26,534      $ 28,828
Net loss (a) (b)                                                     $(11,896)    $(10,855)     $(12,339)     $(46,118)
Net loss attributable to common shareholders                         $(11,896)    $(10,855)     $(12,339)     $(46,118)
Basic and diluted net loss per share attributable to common
shareholders                                                         $  (0.23)     $ (0.16)     $  (0.14)     $  (0.44)

2001
Net revenues(c)                                                      $ 18,022      $20,051      $ 17,066      $ 16,773
Net gain (loss) (d) (e)                                              $ (8,068)    $ (3,637)     $ 26,934      $(18,296)
Net loss attributable to common shareholders(d)(e)                   $ (8,068)    $ (3,637)     $ 26,934      $(18,296)
Basic and diluted net loss per share attributable to common
shareholders                                                         $  (0.22)     $ (0.08)     $  (0.41)     $  (0.41)

(a)  Includes loss on induced conversion of debentures of approximately $0.3 million in the first quarter of 2002, $2.7 million in the second quarter of 2002 and $16.1 million in the fourth quarter of 2002.

(b)  Includes write-down of mining properties of approximately $19.0 million in the fourth quarter of 2002.

(c)  Includes mark-to-market gain (loss) of ($0.2) million in the second quarter of 2002, ($4.0) million in the first quarter of 2001, and $0.1 million in the fourth quarter of 2001.

(d)  Includes write-down of mining properties of approximately $6.1 million in the fourth quarter of 2001

(e)  Includes extraordinary gain on early retirement of debt of approximately $3 million in the first quarter of 2001,
     $5.97 million in the second quarter of 2001 and gain on the exchange offer of approximately $39.2 million in the third quarter of 2001.
