Form 10-Q
period 2003-03-31
COEUR D ALENE MINES CORP
filed 2003-05-15
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 31, 2003.

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the transition period from ______ to ______


                          Commission file number 1-8641
                                     -------


                         COEUR D'ALENE MINES CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


                    Idaho                               82-0109423
       -------------------------------      ----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                     PO Box I,
                  505 Front Ave.
               Coeur d'Alene, Idaho                       83816
     ---------------------------------------       -------------------
     (Address of principal executive offices)          (Zip Code)


                                 (208) 667-3511
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES X    NO

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 under the Exchange Act).   YES X    NO

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 140,127,200 shares were issued and outstanding as of May 9, 2003.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                    3
           March 31, 3002 and December 31, 2002

           Consolidated Statements of Operations and
           Comprehensive Loss --                                             5
           Three Months Ended March 31, 2003
           and 2002

           Consolidated Statements of Cash Flows --                          6
           Three Months Ended March 31, 2003
           and 2002

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of                          21
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                      43

Item 4.    Controls and Procedures                                          44

PART II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds                        44

Item 6.    Exhibits and Reports on Form 8-K                                 45

Signatures                                                                  46

Certifications of CEO and CFO                                               47

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                     March 31,      December 31,
                                                       2003            2002
                                                   -----------      ------------
ASSETS                                                    (In Thousands)

CURRENT ASSETS
    Cash and cash equivalents                       $  19,288        $   9,093
    Short-term investments                             20,550              518
    Receivables and prepaid expenses, net               8,345            7,185
    Ore on leach pad                                   12,485           11,082
    Metal and other inventory                          14,970           14,846
                                                    ---------        ---------
                                                       75,638           42,724

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                      77,700           76,194
    Less accumulated depreciation                     (50,455)         (49,531)
                                                    ---------        ---------
                                                       27,245           26,663

MINING PROPERTIES
    Operational mining properties                     108,051           92,149
    Less accumulated depletion                        (83,062)         (71,833)
                                                    ---------        ---------
                                                       24,989           20,316
    Non-producing and developmental properties         25,365           28,129
    Mineral interests                                  18,825           18,825
                                                    ---------        ---------
                                                       69,179           67,270

OTHER ASSETS
    Non-current ore on leach pad                       16,641           15,474
    Restricted investments                             14,087           13,108
    Debt issuance costs, net                            1,905            1,034
    Marketable securities                                 721              915
    Other                                               6,081            5,900
                                                    ---------        ---------
                                                       39,435           36,431
                                                    ---------        ---------
         Total assets                               $ 211,497        $ 173,088
                                                    =========        =========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                                     March 31,      December 31,
                                                       2003            2002
                                                   -----------      ------------
                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                $   5,586        $   5,962
    Accrued liabilities                                 4,823            4,334
    Accrued interest payable                            1,236            1,610
    Accrued salaries and wages                          3,189            5,594
    Current portion of remediation costs                1,002              926
    13 3/8% Convertible Senior Subordinated
     Notes due December 2003                            9,911           12,735
    6 3/8% Convertible Subordinated Debentures
     due January 2004                                  28,268                -
    Current portion of bank financing                   7,296            4,918
                                                    ---------        ---------
                                                       61,311           36,079
LONG-TERM LIABILITIES
    9% Convertible Senior Subordinated Notes due
     February 2007 (net of discount)                   33,857                -
    6 3/8% Convertible Subordinated Debentures
     due January 2004                                       -           55,132
    7 1/4% Convertible Subordinated Debentures
     due October 2005                                   9,939           11,665
    Reclamation and mine closure                       21,117           14,458
    Other long-term liabilities                         8,044            8,456
                                                    ---------        ---------
                                                       72,957           89,711
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, par value $1.00 per share-
     authorized 250,000,000 shares, issued
     141,180,715 and 119,653,267 at March 31,
     2003 and December 31, 2002 (1,059,211
     shares held in treasury)                         141,181          119,653
    Additional paid in capital                        460,753          420,863
    Accumulated deficit                              (510,397)        (479,207)
    Shares held in treasury                           (13,190)         (13,190)
    Accumulated other comprehensive loss               (1,118)            (821)
                                                    ---------        ---------
                                                       77,229           47,298
                                                    ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 211,497        $ 173,088
                                                    =========        =========

See notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                        COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES


                                                               Three Months ended March 31,
                                                                  2003             2002
                                                               ---------        ----------
                                                          (In Thousands, except per share data)
REVENUES
Sales of metal                                                 $  29,001        $  16,469
Interest and other                                                   262              528
                                                               ---------        ---------
         Total revenues                                           29,263           16,997

COSTS and Expenses
Production                                                        17,878           18,014
Depreciation and depletion                                         5,019            1,878
Administrative and general                                         3,055            2,105
Exploration                                                        1,087              628
Pre-feasibility                                                      377              822
Interest                                                           2,007            4,401
Write-down of mining properties  and other holding costs             624            1,045
Loss on exchange and early retirement of debt                     28,107               --
                                                               ---------        ---------
         Total cost and expenses                                  58,154           28,893
                                                               ---------        ---------

NET LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (28,891)         (11,896)
Income tax benefit                                                     7               --
                                                               ---------        ---------
NET LOSS BEFORE CUMULATIVE EFFECT IN CHANGE IN
 ACCOUNTING PRINCIPLE                                            (28,884)         (11,896)
Cumulative effect of change in accounting principle               (2,306)              --
                                                               ---------        ---------
Net loss                                                         (31,190)         (11,896)
Other comprehensive income (loss)                                   (297)             101
                                                               ---------        ---------
COMPREHENSIVE LOSS                                             $ (31,487)       $ (11,795)
                                                               =========        =========

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock                133,503           52,389
                                                               =========        =========

Net loss per common share before cumulative effect
 of change in accounting principle                             $   (0.21)       $   (0.23)
Cumulative effect of change in accounting principle                (0.02)              --
                                                               ---------        ---------
Net loss per common share                                      $   (0.23)       $   (0.23)
                                                               =========        =========

See notes to consolidated financial statements.

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             2003        2002
                                                           ---------   ---------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(31,190)   $(11,896)
Add (deduct) non-cash items:
    Depreciation and depletion                                5,019       1,878
    Loss (gain) on early retirement of Convertible
     Subordinated Debentures                                 28,107         252
    Interest expense on Convertible Senior
     Subordinated Notes paid in common stock                  1,101         895
    Cumulative effect of change in accounting method          2,306          --
    Other charges                                               243         873
Changes in Operating Assets and Liabilities:
    Receivables                                              (1,160)     (1,298)
    Inventories                                              (2,694)      2,722
    Accounts payable and accrued liabilities                 (3,078)      1,056
                                                           --------    --------
    CASH USED IN OPERATING ACTIVITIES                        (1,346)     (5,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                     (40,750)         --
    Proceeds from sales of short-term investments            19,720       1,264
    Expenditures on mining assets                            (3,264)     (1,554)
    Other                                                       (50)       (137)
                                                           --------    --------
    CASH USED IN INVESTING ACTIVITIES                       (24,344)       (427)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt issuance costs                                        (248)         --
    Proceeds from issuance of 9% Notes                       33,786          --
    Bank Borrowings on working capital facility              12,155          --
    Payments to Bank on working capital facility             (9,777)         --
    Other                                                       (31)        (61)
                                                           --------    --------
    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:         35,885         (61)
                                                           --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                             10,195      (6,007)

    Cash and cash equivalents at beginning of period          9,093      14,714
                                                           --------    --------
    Cash and cash equivalents at end of period             $ 19,288    $  8,707
                                                           ========    ========

See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation ("Coeur" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera Polimet S.A., Coeur Australia and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

     Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer, depending on the contract. The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

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

     The Company reported ore on leach pads of $29.1 million as of March 31, 2003. Of this amount, $12.5 million is reported as a current asset and $16.6 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In 2003, the estimated recoveries for silver and gold used are 61.5% and 93%, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

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

     Mineral Interests: The Company classifies mineral interests as intangible assets. The excess of the cost of each mineral interest over its estimated residual value is amortized over the estimated life of the related mineral right. Residual values for undeveloped mineral interests represent the expected fair value of the interests at the time the Company plans to convert, develop, further explore or dispose of the interests. The residual values represent a percentage of the carrying value. For mineral interests with proven and probable reserves, the amortization is based upon the units-of-production method. For mineral interests with only mineralized material, amortization is based on the straight-line method based upon the estimated useful life of the mineral interest. Such amortization for the first quarter of 2003 was not significant.

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

     Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2003 and December 31, 2002, the Company had certificates of deposit under these agreements of $14.1 million and $13.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company's estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as
1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At March 31, 2003 and December 31, 2002 the carrying amount of the deferred stripping costs were $1.4 million and $1.5 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the three months ended March 31, 2003 and 2002 were $0.1 million and $0.05 million, respectively.

     Reclamation and Remediation Costs: Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of FASB No. 143 and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations we have used current information, assumptions, and interest rates.

     The Asset Retirement Obligation is measured using assumptions for cash outflows such as expected labor costs, allocated overhead and equipment charges, contractor markup and inflation adjustments to determine the total obligation.

     The sum of all these costs were discounted, using the credit adjusted risk-free interest rate (current assumption of 7.5%), from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

     Upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes the asset retirement cost with a corresponding debit to the carrying amount of the related long-lived asset. The Company will deplete this amount to operating expense using the units-of-production method. The Company evaluates the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows will be discounted using the current credit-adjusted risk-free rate. Downward revisions will be discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.
See Note C.

     Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the date of the transaction or at end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.

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

     The Company uses forward sales contracts to fix a portion of its exposure to precious metals prices. The underlying production for forward sales contracts is designated for physical delivery at the inception of the contract. Contracted prices on forward sales contracts are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of forward contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

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

     The Company has operating loss carryforwards which expire in 2008 through 2020 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The amount recognized in the current quarter relates to a cash refund received during the quarter.

     Comprehensive Loss: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include the following:

                                                    March 31,     March 31,
                                                      2003           2002
                                                    ---------     ----------
Unrealized gain (loss) on marketable securities
                                                    $   (219)       $   101
Change in fair value of derivative hedging, net
 of settlement                                           (78)             -
                                                    --------        -------
Comprehensive income (loss)                         $   (297)       $   101
                                                    ========        =======

     Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three months ended March 31, 2003 and 2002.

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

     Recent Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. See Note C - Cumulative Effect of Change in Accounting Method.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003, which did not have an effect on the Company's financial position or results of operations.

     In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. At March 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Employee compensation cost reflected in net income was $28,000 for restricted stock granted under this plan and no compensation cost is reflected for options granted as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             Three Months Ended
(In thousands except per share data)                              March 31,
                                                           ---------------------
                                                              2003        2002
                                                           ---------   ---------
Net loss attributable to Common shareholders               $(31,190)   $(11,896)
Unaudited net loss pro forma                               $(31,200)   $(11,906)
Basic and diluted net loss per share as reported           $  (0.23)   $  (0.23)
Unaudited basic and diluted net loss per share pro forma   $  (0.23)   $  (0.23)

     The provisions of SFAS 148 will not have a material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time.

     In November, 2002 the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" (FIN
45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after

December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003, which did not have an effect on the Company's financial position or results of operations.

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

NOTE C - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE INITIAL
         IMPLEMENTATION OF FASB NO. 143

     Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change is accounted for as a change in accounting principle in the first year of implementation, and the effects of this change are discussed below.

     Upon initial application of FASB No. 143, the Company recognized the following:

     1. A liability of $20.7 million for the existing asset retirement obligations based on the discounted fair market value of future cash flows to settle the obligations,

     2. An asset of $11.4 million to reflect the retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, offset by $7.6 million of accounting depletion through January 1, 2003, and

     3. A cumulative effect of change in accounting principle of $2.3 million at January 1, 2003.

     The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of the Statement and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations the Company used current information, assumptions, and interest rates. The initial implementation of FASB No. 143 also required the Company to reverse all previously recognized retirement obligations (reclamation accruals) as part of the cumulative effect adjustment.

     The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium.

     The sum of all these costs was discounted, using the credit adjusted risk-free interest rate (current assumption of 7.5%), from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

         Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost with a corresponding debit to the carrying amount of the related long-lived asset. The Company will deplete this amount to operating expense using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows will be discounted using the current credit-adjusted risk-free rate. Downward revisions will be discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.

         The following is a description of the changes and pro forma changes to the Company's asset retirement obligations from January 1 to March 31, of 2003:

Assets:                                                           2003
                                                             --------------
                                                             (in thousands)
Asset Retirement Obligation - January 1, 2003                   $ 20,662
Accretion                                                            387
Additions                                                              -
Settlements                                                     $   (255)
                                                                --------
Asset Retirement Obligation - March 31, 2003                    $ 20,794

         The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the periods ending on March 31, 2003 and 2002:

(In thousands except per share data)                    March 31,    March 31,
                                                          2003         2002
                                                        ---------    ---------
Net loss as reported                                    $(31,190)    $(11,896)
                                                        =========    =========
Net loss pro forma                                      $(28,884)    $(12,027)
                                                        =========    =========
Basic and diluted earnings per share as reported        $  (0.23)    $  (0.23)
                                                        =========    =========
Basic and diluted earnings per share pro forma          $  (0.21)    $  (0.23)
                                                        =========    =========

     In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:

          (In thousands)                          Pro Forma Asset
                                               Retirement Obligation
                                               ---------------------
          January 1, 2000                          $    18,937
                                                   ===========
          December 31, 2000                        $    18,282
                                                   ===========
          December 31, 2001                        $    19,553
                                                   ===========
          December 31, 2002                        $    20,662
                                                   ===========

     The pro forma net loss for the years ended December 31, 2000, 2001, and 2002 are $46.5 million, $3.2 million and $81.5 million, respectively. The pro forma net loss per share for the years ended December 31, 2000, 2001, and 2002 are $1.31, $0.08 and $1.04, respectively.

NOTE D - ORE ON LEACH PADS

     Ore on leach pad consists of the following:

                                           March 31, 2003    December 31, 2002
                                           --------------    -----------------
Ore on leach pad - Current                     $12,485            $11,082
Ore on leach pad - Non-current                  16,641             15,474
                                               -------            -------
         Total ore on leach pads               $29,126            $26,556
                                               =======            =======

NOTE E - METAL AND OTHER INVENTORIES

     Inventories consist of the following:            December 31,
                                                 2003             2002
                                               -------          -------
Concentrate and dore inventory                 $10,295          $10,189
Supplies                                         4,675            4,657
                                               -------          -------
         Metal and other inventory             $14,970          $14,846
                                               =======          =======

NOTE F - INCOME TAXES

     The Company computes income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has operating loss carryforwards which expire in 2008 through 2020 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The amount recognized in the current quarter relates to a cash refund received during the quarter.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

     During the first quarter of 2003, holders of $2.8 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") voluntarily converted such notes, in accordance with original terms, into approximately 2.1 million shares of common stock. In addition, 0.1 million shares of common stock were issued as payment for $0.2 million of interest expense on the Series I 13 3/8% Notes.

     During the first quarter of 2003, the Company purchased $26.9 million and $1.7 million principal amount of its outstanding 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively, in exchange for 16.9 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $28.1 million. In addition, 0.6 million shares of common stock were issued as payment for $0.9 million of interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

     During the first quarter of 2003, the Company issued 1.2 million shares of common stock in conjunction with its long-term incentive program.

     During the 1st quarter of 2002, the Company repurchased $3.5 million principal amount of its outstanding 6% Convertible Subordinated Debentures in exchange for approximately 3.4 million shares of common stock. In addition, holders of $5.7 million principal amount of Series I 13-3/8% Notes voluntarily converted their Notes into 5.1 million shares of common stock.

NOTE H - LONG-TERM DEBT

     On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Convertible Senior Subordinated Notes due February 2007 (the "9% Notes"). The net proceeds were approximately $33.8 million, of which $10.0 million will be available for general corporate purposes and the remainder will be used to retire $22.4 million principal amount of the remaining $28.3 million principal amount of the Company's 6 3/8% Convertible Subordinated Debentures due January 2004 (the "6 3/8% Debentures"). The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest is payable semi-annually on February 15 and August 15 of each year. The Company is entitled to elect to pay interest in cash or stock, at its sole discretion. At any time prior to February 26, 2007, the holders of 9% Notes may elect to convert their notes into common stock. The Company may elect to automatically convert the 9% Notes at any time prior to February 26, 2007 if the closing price of the common stock exceeds 150% of the conversion price for at least 20 trading days during a 30-day trading period ending within three trading days prior to the notice of automatic conversion. If a conversion or redemption occurs, the Company will make a payment to holders in common stock equal to the lesser of $180.00 and the interest payable over the remaining life of the note for each $1,000 principal amount of notes. The 9% Notes are redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash.

NOTE I - SEGMENT REPORTING

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

Segment Reporting
      (In Thousands)

                                     Rochester                    Cerro Bayo    Martha
                                        Mine       Galena Mine       Mine         Mine      Exploration   Other       Total
                                     ---------     -----------    ----------    ------      -----------   -----       -----
Three  Months Ended March 31, 2003

Total net sales and revenues          $ 9,514        $ 5,113        $14,831     $  843           --       $(1,038)   $29,263
Depreciation and depletion              1,105            363          2,941        544            7            59      5,019
Interest income                            --             --             --         --           --            69         69
Interest expense                           --             --            101         --           --         1,906      2,007
Income tax (credit) expense                --             --             --         --           --            (7)        (7)
Loss on early retirement of debt           --             --             --         --           --        28,107     28,107
Profit (loss)                             645            470         10,044       (143)        (720)       (4,054)     6,242

Segment assets (A)                     56,775          9,962         30,998      1,973          579        48,578     48,865
Capital expenditures for property       1,695            727            672         75            1            94      3,264



                                     Rochester                    Cerro Bayo
                                        Mine       Galena Mine       Mine       Exploration    Other       Total
                                     ---------     -----------    ----------    -----------    -----       -----
Three  Months Ended March 31, 2002

Total net sales and revenues           12,208          5,592             24        (91)         (736)      16,997

Depreciation and depletion                880            796             98          9            95        1,878
Interest income                             -              -              -          -           118          118
Interest expense                            -              -              -          -         4,401        4,401
Gain on forward sale contracts              -              -              -          -            62           62
Loss on early retirement of debt            -              -              -          -          (252)        (252)
Profit (loss)                          (2,148)           504           (277)      (483)       (3,023)      (5,427)

Segment assets (A)                     66,551         29,086         24,733        260        51,031      171,661
Capital expenditures for property         201            240          1,053          -            60        1,554

Notes:
(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties


Segment Reporting Cont.
(In Thousands)                                      Three Months Ended March 31,
                                                         2003          2002
                                                      ---------     ---------
Income (Loss)
Total loss from reportable segments                   $  6,242      $ (5,427)
Depreciation, depletion and amortization expense        (5,019)       (1,878)
Interest expense                                        (2,007)       (4,401)
Other                                                  (28,107)         (190)
                                                      --------      --------
     Loss before income taxes                         $(28,891)     $(11,896)
                                                      ========      ========

                                                              March 31,
                                                         2003          2002
                                                      ---------     ---------
Assets
Total assets for reportable segments                  $148,865      $171,661
Cash and cash equivalents                               19,288         8,707
Short-term investments                                  20,550         2,024
Other assets                                            22,794        17,114
                                                      --------      --------
      Total consolidated assets                       $211,497      $199,506
                                                      ========      ========

Geographic Information
(In thousands)                                                      Long-Lived
 March 31, 2003                                     Revenues(a)       Assets
                                                    -----------     ----------

 United States                                       $ 14,270        $ 57,934
 Chile                                                 14,806          18,559
 Other Foreign Countries                                  187          19,931
                                                     --------        --------
 Consolidated Total                                  $ 29,263        $ 96,424
                                                     ========        ========

                                                                    Long-Lived
 March 31, 2002                                      Revenues         Assets
                                                     --------       ----------

 United States                                       $ 17,064        $ 76,747
 Chile                                                    (67)         22,245
 Other Foreign Countries                                   --          19,299
                                                     --------        --------
 Consolidated Total                                  $ 16,997        $118,291
                                                     ========        ========

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE J - Hedging

     For the first three months of 2003, the Company recorded a realized loss of approximately $0.2 million in connection with its hedge program. The Company has 54,000 ounces in forward sales in its gold price protection program, whereby over the next 15 months the Company will receive an average price of $337 per ounce.

     The following table summarizes the information at March 31, 2003 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                          Fair
                                                                                          Value
(dollars in thousands)       2003      2004      2005      2006      2007      Total     3/31/03
------------------------------------------------------------------------------------------------

Liabilities
   Long Term Debt
    Fixed Rate             $ 9,911   $28,268   $ 9,939   $     -   $37,185    $85,303    $88,251
   Average Interest Rate     8.435%    8.522%    8.681%    9.000%    9.000%

Derivative Financial
 Instruments
  Gold Forward
   Sales - USD                                                                              $107
     Ounces                 40,000    14,000         -         -         -     54,000
     Price Per Ounce          $331      $353         -         -         -       $337

Foreign Currency
 Contracts                                                                                $ (88)
  Chilean Peso - USD       $ 3,975         -         -         -         -    $ 3,975
  Exchange Rate                712         -         -         -         -
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

NOTE K - Litigation and Other Events

Noranda Smelter Strike

     On June 18, 2002, the Company received notification from Noranda that the union represented employees working at its Horne smelter in Rouyn-Noranda, Quebec were on strike and declared Force Majure on receipt of Coeur Silver Valley's concentrates at that time. This strike was settled on May 7, 2003. Coeur Silver Valley sells essentially 100% of its concentrate to Noranda for processing at this smelter. The Company believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. The Company was able to sell 700 tons of concentrate during the last half of 2002 and an additional 200 tons during the 1st quarter of 2003 in the spot market to an alternative buyer.

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

Labor-Management Agreement at the Galena Mine

     A new labor-management agreement was made with the United Steelworkers of America, effective March 26, 2003, which covers the hourly workforce at the Coeur Silver Valley operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP "Production Expenses" is also provided herein and should be referred to when reading the total cash cost per ounce measurement.

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

     The average prices of silver (Handy & Harman) and gold (London Final) for the first three months of 2003 were $4.69 and $352 per ounce, respectively. The market prices of silver and gold on May 9, 2003 were $4.81 per ounce and $347.90 per ounce, respectively.

     The Company's operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d'Alene Mining District of Idaho, the Cerro Bayo mine in Chile, and the Mina Martha mine in Argentina.

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

         The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month periods ended March 31, 2003 and 2002:

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
ROCHESTER MINE
       Silver ozs.                                    1,089,700      1,415,767
       Gold ozs.                                         10,747         16,423
       Cash Costs per oz./silver                          $6.46          $3.71
       Full Costs per oz./silver                          $7.40          $4.58

GALENA MINE
       Silver ozs.                                    1,235,771      1,473,542
       Cash Costs per oz./silver                          $4.22          $3.97
       Full Costs per oz./silver                          $4.51          $4.62

CERRO BAYO/MARTHA MINE (A)
       Silver ozs.                                    1,277,457            N/A
       Gold ozs.                                         22,416            N/A
       Cash Costs per oz./silver                         $(0.29)           N/A
       Full Costs per oz./silver                          $2.01            N/A

CONSOLIDATED PRODUCTION TOTALS
       Silver ozs.                                    3,602,928      2,889,309
       Gold ozs.                                         33,163         16,423
       Primary Silver Cost per oz.                        $3.30          $3.92

CONSOLIDATED SALES TOTALS
       Silver ozs. sold                               4,133,000      2,934,000
       Gold ozs. sold                                    35,000         17,000
       Realized price per silver oz.                      $4.77          $4.45
       Realized price per gold oz.                         $341           $291

(A) The Company commenced production in April 2002. The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs. See "Cost and Expenses" below.

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

     Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of "cash costs" to production costs under "Costs and Expenses" set forth below:

Operating Highlights

South America

     Cerro Bayo (Chile). At Coeur's Cerro Bayo property (formerly the Fachinal mine) in Southern Chile, the mine produced 1.3 million ounces of silver and 22,416 ounces of gold during the first quarter of 2003. Total cash costs for the latest three-month period was $(0.29) per ounce. The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs. See "Cost and Expenses" below.

     Exploration at Cerro Bayo during the first quarter focused on reserve/resource delineation drilling of the Javiera, Wendy and Tranque Norte veins. Results from the drilling are expected to produce additional reserves and resources. General reconnaissance exploration was also carried out on Coeur's properties in the Santa Cruz Province of Argentina. Results obtained from drilling adjacent to the R-4 Zone on the Martha mine property and on the Malbec property located 10 miles north of the Martha mine have indicated the presence of mineralized zones.

     Production at Mina Martha progressed as planned. During the quarter, ore was developed from the open pit and underground workings. During April, open pit development was completed and preparations are currently underway to begin development of the recently discovered R-4 zone.

North America

     Rochester Mine (Nevada). Coeur's Rochester mine produced 1.1 million ounces of silver and 10,747 ounces of gold, during the first quarter of 2003 compared to 1.4 million ounces of silver and 16,423 ounces of gold in the first quarter of the prior year. Total cash costs for the latest three-month period increased to $6.46 per ounce as compared to $3.71 in the first quarter of 2002. Performance in the quarter was down as a result of placing lower grade ore on the leach pad, construction activities associated with the crusher relocation project, construction of a new off-pad haul road and ongoing reclamation activities. As a result, pit ore to the crusher was replaced with low-grade stockpiled ore, which ultimately reduced ounce production. With all non-production related activities complete, pit production will resume as planned and ounce production will increase over the next several quarters.

     Coeur Silver Valley - Galena Mine (Idaho). In the latest quarter, silver production from Coeur Silver Valley was 1.2 million ounces, down slightly from the 1.5 million ounces produced in the first quarter of 2002. Total cash costs for the current quarter rose to $4.22 per ounce compared to $3.97 per ounce in the first quarter of the prior year. Throughout much of the most recent quarter, mining operations were hampered by difficult ground conditions in the 117 vein and lower than expected grades from trackless mining operations. Measures have been taken to address these short-term issues and to develop an operational base for future productivity improvements. Coeur initiated a major exploration program at the Galena mine during the first quarter of 2003. Exploration drilling has thus far focused on the down dip extension of the 164 vein from the 4900 level and the down dip extension of the silver vein from the 2400 level. Drilling of other targets located in the `upper country' as well as from the 5500 level are planned during 2003.

Exploration and Development stage Projects

     San Bartolome (Bolivia). The final feasibility study at the San Bartolome silver project near Potosi, Bolivia is scheduled for completion in the third quarter of 2003. Once the final feasibility is completed, the Company expects a large portion of the mineralized material will be upgraded to proven and probable reserves. The Company recently acquired additional exploration and development rights in the immediate area.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

     Sales of metal in the first quarter of 2003 increased by $12.5 million, or 76%, from the first quarter of 2002 to $29.0 million. The increase in product sales of metal is attributable to increased production of silver and gold which accounted for $10.9 million, or 87%, of the increase, and higher realized silver and gold prices which accounted for $1.6 million, or 13%, of the increase.

     In the first quarter of 2003, the Company produced a total of 3,602,928 ounces of silver and 33,163 ounces of gold, compared to 2,889,309 ounces of silver and 16,423 ounces of gold in the first quarter of 2002. In the first quarter of 2003, the Company sold 4,133,000 ounces of silver and 35,000 ounces of gold compared to 2,934,000 ounces of silver and 17,000 ounces of gold for the same period in 2002. The increase in silver and gold production is the result of the start-up of operations at the Cerro Bayo and Martha Mines in the second half of 2002, which accounted for 1,277,457 ounces of silver production and 22,416 ounces of gold production during the first quarter of 2003. Realized silver and gold prices increased to $4.77 and $341 per ounce, respectively, in the first quarter of 2003 compared to $4.45 and $291 in the comparable quarter of 2002.

     Interest and other income in the first quarter of 2003 decreased by $0.3 million compared with the first quarter of 2002. The decrease was primarily due to a gain of $0.4 million on the sale of short-term investments recorded in the first quarter of 2002.

Costs and Expenses

     Production costs in the first quarter of 2003 decreased by $0.1 million, or 1%, from the first quarter of 2002 to $17.9 million. The decrease is the result of a decrease in production costs at the Rochester and Silver Valley mines of $4.2 million and $0.5 million, respectively, offset by production costs at the Cerro Bayo mine of $4.8 million, which commenced production in the second half of 2002.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2003
                                                  Rochester       Silver Valley    Cerro Bayo(1)       Total
                                                --------------- ------------------ --------------- ---------------
Production of Silver (ounces)                        1,089,700       1,235,771        1,277,457       3,602,928

Cash Costs per ounce                                 $    6.46        $   4.22          $ (0.29)       $  3.30
                                                --------------- ------------------ --------------- ---------------

Total Cash Costs (thousands)                         $   7,039        $  5,215          $  (370)       $ 11,884

Add/(Subtract):
   Third Party Smelting Costs                             (173)         (1,596)          (1,995)         (3,764)
   By-Product Credit                                     3,777             739            7,921          12,437
   Deferred Stripping Adjustment                           (80)              -                -             (80)
   Change in Inventory                                  (1,731)            126             (798)         (2,599)
                                                --------------- ------------------ --------------- ---------------
Production Costs                                     $   8,832        $  4,484          $ 4,758        $ 17,878
                                                =============== ================== =============== ===============


Three months ended March 31, 2002
                                                           Rochester            Silver Valley          Total
                                                      --------------------- ---------------------- ---------------
Production of Silver (ounces)                              1,415,767               1,473,542          2,889,309

Cash Costs per ounce                                       $    3.71              $     3.97           $   3.92
                                                      --------------------- ---------------------- ---------------

Total Cash Costs (thousands)                               $   5,252              $    5,853           $ 11,105

Add/Subtract:
   Third Party Smelting Costs                                   (241)                 (2,071)            (2,312)
   By-Product Credit                                           4,769                     891              5,661
   Accrued Reclamation Costs                                     266                     159                425
   Deferred Stripping Adjustment                                 (49)                      -                (49)
   Change in Inventory                                         3,054                     129              3,183
                                                      --------------------- ---------------------- ---------------
Production Costs                                           $  13,052              $    4,962           $ 18,014
                                                      ===================== ====================== ===============

(1) The Cerro Bayo mine commenced production in the second half of 2002.

     Depreciation and amortization increased in the first quarter of 2003 by $3.1 million, from the prior year's first quarter, due to increased depletion recorded at the Galena mine in conjunction with the depletion taken for the asset retirement obligation and commencement of commercial production at the Cerro Bayo mine.

     Administrative and general expenses increased in the first quarter of 2003 compared to the same period in 2002 by $1.0 million due to increased financing activities and additional SEC filing completed in the first quarter ended March 31, 2003 over the same period in 2002.

     Exploration expenses increased by $0.5 million in the first quarter of 2003 compared to the same period in 2002 as a result of the Company's expanded exploration activities in the Cerro Bayo/Martha mine property areas.

     Pre-feasibility expenses decreased by $0.4 million due to lower pre-feasibility expenses on the San Bartolome project in the first quarter of 2003 as compared to the same quarter of 2002.

     Interest expense decreased in the first quarter of 2003 compared with the first quarter of 2002 to $2.0 million from $4.4 million as a result of a decrease in the Company's overall debt level because of exchange of debt for equity. Long-term debt (including the current portion) was $82.0 million at March 31, 2003, compared with $136.4 million at March 31, 2002.

     During the first quarter of 2003, the Company recorded a loss on retirement of debt of $28.1 million. See "Issuance of 9% Convertible Senior Subordinated Notes" below.

Cumulative Effect of Accounting Change

     Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change is accounted for as a change in accounting principal in the first year of implementation and results in a change of $2.3 million in the first quarter of 2003. See Footnote B - Summary of Significant Accounting Policies to the Company's Notes to Consolidated Financial Statements.

Net Loss

     As a result of the aforementioned factors, the Company's net loss amounted to $28.9 million, or $0.25 per share, in the first quarter of 2003 compared to a net loss of $11.9 million, or $0.23 per share, in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company's working capital at March 31, 2003, increased by $7.7 million to approximately $14.3 million compared to $6.6 million at December 31, 2002. The increase was primarily attributed to the increase in cash and cash equivalents and short-term investments proceeds received from the issuance of $37.2 million ($33.8 million net of expenses and discount) of 9% Convertible Senior Subordinated Notes on February 26, 2003. See "Management's Discussion and Analysis - Issuance of 9% Convertible Senior Subordinated Notes" below. The ratio of current assets to current liabilities was 1.2 to 1.0 at March 31, 2003 compared to 1.2 to 1.0 at December 31, 2002.

     Net cash used in operating activities in the three months ended March 31, 2003 was $1.3 million compared to net cash used in operating activities of $5.5 million in the three months ended March 31, 2002. Net cash used in investing activities in the first quarter of 2003 was $24.3 million compared to net cash used in investing activities of $0.4 million in the prior year's comparable period. The increase in cash used in investing activities primarily resulted from an increase in short-term investments purchased with the proceeds from the issuance of the 9% Notes. Net cash provided by financing activities was $35.9 million in the first quarter of 2003, compared to $0.06 million used in the first quarter of 2002. The increase was primarily a result of $33.8 million of proceeds from the issuance of the 9% Notes as well as $2.4 million of net borrowings received under the Company's working capital facility. As a result of the above, cash and cash equivalents increased by $10.2 million in the first quarter of 2003 compared to a decrease of $6.0 million for the comparable period in 2002.

Debt and Capital Resources

     The Company has improved its working capital position since December 31, 2002 by completing the issuance of the 9% Convertible Senior Subordinated Notes. The Company will continue to make debt reduction and/or restructuring one of its primary objectives during the next twelve months and believes its debt may be further reduced by additional conversions of 13 3/8% Notes into common equity during the remainder of this year. At March 31, 2003, the Company had $19.3 million of cash and approximately $9.6 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company may continue to seek various forms of financing in the future.

2003 Exchanges and Conversions

     Subsequent to December 31, 2002 and prior to March 15, 2003, the holders of an additional $2.8 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") converted their notes into a total of 2.1 million shares of common stock, including make whole interest payments.

     Through February 28, 2003, the holders of the 6 3/8% Debentures exchanged $26.9 million principal amount for 15.8 million shares of common stock and holders of the 7 1/4% Debentures exchanged $1.7 million principal amount for 1.1 shares of common stock. In connection with these exchanges, the Company reported a loss on the early retirement of debt of $28.1 million in the first quarter of 2003.

Issuance of 9% Convertible Senior Subordinated Notes

     On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Convertible Senior Subordinated Notes (the "9% Notes"). The net proceeds were approximately $33.8 million. The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Convertible Subordinated Debentures due October 2005. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest is payable semi-annually on February 15 and August 15 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes are redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash. See Footnote H - Long-Term Debt for more discussion.

     On March 7, 2003, the Company called for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Convertible Subordinated Debentures due January 2004. The redemption was effective on April 9, 2003.

Defined Benefit and Post Retirement Health Care Plans

     The funding requirement for the defined benefit plan and the post retirement health care plan increased by $0.4 million, to $1.1 million in 2002 compared to 2001. This increase was primarily due to the impact of a negative return on plan assets of $0.2 million in 2002 and an increase of $0.2 million in the present value of the plan obligations based on increased health care and pension costs.

Litigation and Other Events

Noranda Smelter Strike

     On June 18, 2002, the Company received notification from Noranda that the union represented employees working at its Horne smelter in Rouyn-Noranda, Quebec were on strike and declared Force Majure on receipt of Coeur Silver Valley's concentrates at that time. This strike was settled on May 7, 2003. Coeur Silver Valley sells essentially 100% of its concentrate to Noranda for processing at this smelter. The Company believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. The Company was able to sell 700 tons of concentrate during the last half of 2002 and an additional 200 tons during the 1st quarter of 2003 in the spot market to an alternative buyer.

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

Labor-Management Agreement at the Galena Mine

     A new labor-management agreement was made with the United Steelworkers of America, effective March 26, 2003, which covers the hourly workforce at the Coeur Silver Valley operations.

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

If presently unexpected circumstances cause us to be unable to pay our debts upon their maturity, it may be necessary for us to seek other additional funding, other remedies or possibly even relief under Chapter 11 of the Bankruptcy Code.

     At March 31, 2003, we had a total of approximately $85.3 million of outstanding notes and debentures, which included approximately $9.9 million of 13 3/8% Senior Subordinated Notes due December 31, 2003, $28.3 million principal amount of 6 3/8% Convertible Subordinated Debentures due January 31, 2004, approximately $9.9 million principal amount of 7 1/4% Convertible Subordinated Debentures due October 31, 2005 and approximately $37.2 million of 9% Convertible Senior Subordinated Notes. We expect to be able to generate adequate cash flow and, if necessary, to raise additional debt or equity capital, in order to service our outstanding indebtedness upon maturity. However, if presently unexpected circumstances cause us to be unable to service our indebtedness upon maturity, we may be required to seek other additional funding, other remedies or possibly even relief under Chapter 11 of the Bankruptcy Code.

We have incurred losses in the last five years and expect to continue to do so.

     We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Significantly contributing to the losses were:

          o    historically low silver and gold market prices;

          o our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness; and

          o significant write-downs for impaired assets in 1998 ($223.2 million), 1999 ($16.2 million), 2000 ($12.2 million), 2001 ($6.1 million) and 2002 ($19.0 million),

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

     As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $227.0 million in 1998, $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001 and $81.2 million in 2002, respectively. As of March 31, 2003, we were required to make fixed payments on the following securities:

     o $28.2 million principal amount of our 6 3/8% Convertible Subordinated Debentures 2004, requiring annual interest payments of approximately $1.8 million until their maturity on January 31, 2004;

     o $9.9 million principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, requiring annual interest payments of approximately $1.1 million until their maturity on October 31, 2005; and

     o $9.9 million of our Series I 13 3/8% Senior Convertible Notes due 2003, requiring interest payments (in cash or in common stock) of approximately $1.3 million in December 2003.

     o $37.2 million of our 9% Convertible Senior Subordinated Notes due 2007, requiring annual interest payments (in cash or in common stock) of approximately $3.3 million until their maturity on February 26, 2007.

     On March 7, 2003, we issued a redemption notice for approximately $22.4 million principal amount of our 6 3/8 Convertible Subordinated Debentures due January 31, 2004. We do not expect that the remaining 6 3/8% or 7 1/4% convertible subordinated debentures will be converted into common stock in the foreseeable future because the conversion price of each issue substantially exceeds the current market price of our common stock. The 9% Convertible Senior Subordinated Notes are convertible into common stock at a price of $1.60 per share.

     We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $14.3 million at March 31, 2003, and, if necessary, the sale of assets or equity or debt securities. We have recently been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $1.3 million for the first quarter of 2003 and $5.5 million for the first quarter of 2002. The availability of future cash flow from operations or working capital to fund the payment of interest on our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

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

     The market price of silver (as reported by Handy & Harman) on May 9, 2003 was $4.81 per ounce. The price of silver may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holder, and a general global economic slowdown.

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

     The market price of our common stock has been volatile and may decline in the future. The high and low closing sale prices of our common stock were $4.13 and $0.81 per share in 2000, $1.23 and $0.87 in 2001 and $2.50 and $0.78 in
2002. The closing sale price at May 9, 2003 was $1.51 per share.

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

     Certain provisions of our articles of incorporation and our contracts could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. Some of these provisions:

o authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of the common stock; and

o    require that a "fair price" be paid in such business transactions.

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

Critical Accounting Policies and Estimates

     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company's financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. Such estimates and assumptions affect the value of inventories (which are stated at the lower of average cost or net realizable value) and the potential impairment of long-lived assets. These estimates and assumptions also affect the rate at which depreciation and amortization are charged to earnings.

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

     We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dore, which is the final product produced by the mine. We again sample and assay the dore. Finally, a third party smelter converts the dore into refined silver and gold bullion. At this point are we able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

     Our reported inventories include metals estimated to be contained in the ore on the leach pads of $29.1 million as of March 31, 2003. Of this amount, $12.5 million is reported as a current asset and $16.6 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

     If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

                                             Positive/Negative                          Positive/Negative
                                         Change in Silver Recovery                   Change in Gold Recovery
                                         -------------------------                   -----------------------
                                        1%           2%          3%                1%           2%            3%
                                    -----------  -----------  -----------      -----------  -----------  -----------
         Quantity of recoverable
             ounces                 1.3 million  2.6 million  5.2 million          8,700        17,400       34,800
         Positive impact on
             future cost of
             production per
             equivalent silver
             ounce for increases
             in recovery rates            $0.23        $0.41        $0.57          $0.11         $0.21        $0.30
         Negative impact on
             future cost of
             production per
             equivalent silver
             ounce for decreases
             in recovery rates            $0.28        $0.64        $1.13          $0.12         $0.26        $0.41

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

     Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change is accounted for as a change in accounting principle in the first year of implementation, and the effects of this change are discussed below.

     Upon initial application of FASB No. 143, the Company recognized the following:

     4. A liability of $20.7 million for the existing asset retirement obligations based on the discounted fair market value of future cash flows to settle the obligations,
     5. An asset of $11.4 million to reflect the retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, offset by $7.6 million of accounting depletion through January 1, 2003, and
     6. A cumulative effect of change in accounting principle of $2.3 million at January 1, 2003.

     The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of the Statement and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations the Company used current information, assumptions, and interest rates. The initial implementation of FASB No. 143 also required the Company to reverse all previously recognized retirement obligations (reclamation accruals) as part of the cumulative effect adjustment.

     The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium.

     The sum of all these costs was discounted, using the credit adjusted risk-free interest rate (current assumption of 7.5%), from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

     Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost with a corresponding debit to the carrying amount of the related long-lived asset. The Company will deplete this amount to operating expense using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows will be discounted using the current credit-adjusted risk-free rate. Downward revisions will be discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.

     The following is a description of the changes and pro forma changes to the Company's asset retirement obligations from January 1 to March 31, of 2003:

Assets:
                                                                   2003
                                                             ----------------
                                                              (in thousands)
Asset Retirement Obligation - January 1, 2003                  $    20,662
Accretion                                                              387
Additions                                                                -
Settlements                                                    $      (255)
                                                             ----------------
Asset Retirement Obligation - March 31, 2003                   $    20,794

     The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the periods ending on March 31, 2003 and 2002:

(In thousands except per share data)              March 31, 2003  March 31, 2002
                                                  --------------  --------------
Net loss as reported                                $  (31,190)     $  (11,896)
                                                    ==========      ==========
Net loss pro forma                                  $  (28,884)     $  (12,027)
                                                    ==========      ==========
Basic and diluted earnings per share as reported    $    (0.23)     $    (0.23)
                                                    ==========      ==========
Basic and diluted earnings per share pro forma      $    (0.21)     $    (0.23)
                                                    ==========      ==========

     In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:

     (In thousands)                  Pro Forma Asset Retirement Obligation
                                     -------------------------------------
     January 1, 2000                              $    18,937
                                                  ===========
     December 31, 2000                            $    18,282
                                                  ===========
     December 31, 2001                            $    19,553
                                                  ===========
     December 31, 2002                            $    20,662
                                                  ===========
Significant Mining Properties

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

Defined Benefit Pension Obligation

Actuarial Present Value of Projected Benefit Obligation:

     The actuarial present value of our accumulated plan benefits has been determined using the following assumptions:

     Factor                                     Method
     ------                                     ------
     Discount Rate for Benefit Obligations      7.0%, Moody's AAA Bond Rating
     Long-Term Rate for Assets                  7.0%
     Salary Increases                           5.0%
     Form of Benefit                            Life Annuity
     Expenses                                   None Assumed
     Considered Compensation                    Gross Pay as of January 1, 2002
     Mortality Table                            GAM 83' Blended
     Disability Table                           None
     Turnover Table                             T8 withdrawal Table
     Fair Value of Assets                       Market Value

     There were no substantive commitments for the benefits other than as stated in the plan. The actuary has no other relationships with and is independent of the Company. The discount rate was determined based on Moody's AAA Bond Rating and the rate applied was within the range of expected experience.

Expected long-term rate of return on plan assets:

     The long-term expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 7% and 8.5% as of December 31, 2002 and 2001, respectively. This rate was reduced in 2002 to more closely reflect the actual return on assets based on historical data. The rate used is based on the plan's experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions are paid from the plan. The plan had an expected return on plan assets of $0.1 million for each of 2002 and 2001. The actual return on plan assets was a negative $0.2 million and $0.1 million for 2002 and 2001, respectively. The actuarial gains and losses for each period are amortized using a straight-line method over 10.9 years. This will have a future impact on operations of approximately $0.3 million per year.

Plan assets and determination of fair value:

     The fair value of plan assets is determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix is in accordance with the plan's fiduciary investment policy which allows for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The current investment portfolio for the funded portion of the obligation is held in a trust. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. The Company has funded $0.9 million and $0.6 million in 2002 and 2001, respectively, toward the obligation. The plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States government.

     Pursuant to the plan's fiduciary investment policy, the plan adopts more specific investment directives from time to time. The plan's current investment directives are 10% guaranteed investment contracts, 30% fixed income investments, 30% large company investments and 30% S&P 500 index funds. Based on this current investment directive, the plan's actual portfolio at December 31, 2002 had 10% guaranteed investment contracts, 32% fixed income investments, 29% large company investments and 29% S&P 500 index funds. Since the performance of each asset class of the portfolio within any measurement period will impact its relative weight in the portfolio, the actual percentage of each asset class in the portfolio at December 31, 2002 does not match exactly to the current directive.

     The expected long-term rates of return for each asset class within the portfolio, and therefore the portfolio average, is based on an estimate of the return for each of the securities within an asset class, which are currently benchmarked at 8.75% for equity investments, 5.5% for fixed income investments and 4% for cash and cash equivalents. For each type of investment within the Trust's portfolio structure, the Trustees evaluate both returns and the relationship between risk and return. The expectation is that each asset class will produce a superior risk-adjusted return over a market cycle.

     The following table shows the expected rate of return for each asset class along with the standard deviation or volatility associated with each asset class.
                                            Expected Rate    Standard Deviation
Mix                                           of Return        or Volatility
---------------------------------------     -------------    ------------------
60% equity investments                          8.75%              16.00%
30% fixed income investments                    5.50%               7.25%
10% cash and cash equivalents                   4.00%               1.00%
                                            -------------    ------------------
                                                7.40%              11.00%

     The Trustees evaluate the level of volatility within the total Trust and each of its component investments. The Trustees have set maximum volatility thresholds for each class of investment which consist of 16% for equity investments, 7.25% for fixed income investments and 1% for cash and cash equivalents, with the total portfolio volatility expected to not exceed 11%. The Trustees then compare how these specific investments perform against other indexed funds and other managed portfolios with similar objectives. The specific criteria used to measure the performance is as follows:

1) A targeted 7-11% average annualized return based on long-term historical market data;
2) Expected returns over a market cycle that exceed the total portfolio indexed benchmark;
3) Volatility that is not substantially greater than the portfolio indexed benchmark volatility of 11%; and
4) Risk adjusted returns that are above market line analysis when compared with indexed benchmarks.

     If the discount rate is 1% below the expected discount rate of benefit obligations of 7%, pension expense would decrease by $0.2 million annually, and the accrual for the benefit obligation would decrease by $0.6 million. If the discount rate is 1% above the expected discount rate the annual pension expense would increase by $0.1 million and the accrual for the benefit obligation would increase by $0.5 million. If the future rate of return on plan assets is 1% below the expected long-term rate of 7%, pension expense would increase by $0.2 million annually and the annual funding requirement would increase by $0.2 million annually. If the future rate of return on plan assets is 1% above the expected long-term rate, the annual pension expense would decrease by $0.1 million and the annual funding requirement would decrease by $0.1 million.

Post-Retirement Medical Obligations

Actuarial Present Value of Projected Benefit Obligation:

     The discount rate was determined based on Moody's AAA Bond Rating and the rate applied was within the range of expected experience. The medical trend rate was determined based on the group rated experience. The Company amortizes its unrecognized, unfunded accumulated post-retirement benefit obligation using a straight-line method over a 6.9-year period. The 6.9-year estimate is based on a statistically determined average of estimated future service for the Company's employees.

Expected long-term rate of return on plan assets

     No assets are held in a trust for the post retirement health care plan; therefore, there is no expected long-term rate of return assumption. A "pay as you go" funding method is utilized under this plan. The Company contributed $0.2 million to the plan for each of 2002 and 2001.

     A 1% increase in the medical trend rate assumption would result in an additional $9,000 in interest cost and a $0.1 million increase in post-retirement benefit obligation. A 1% decrease in the medical trend rate assumption would result in an $8,000 decrease in interest cost and a $0.1 million decrease in post-retirement benefit obligation."

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

     All of the Company's long-term debt at March 31, 2003 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

                                                                                                            Fair
                                                                                                           Value
(dollars in thousands)           2003        2004        2005        2006        2007          Total      3/31/03
--------------------------------------------------------------------------------------------------------------------
Liabilities
    Long Term Debt
     Fixed Rate                $ 9,911     $ 28,268     $ 9,939    $      -    $37,185       $85,303       $88,251
    Average Interest Rate       8.435%       8.522%      8.681%      9.000%     9.000%

Derivative Financial
 Instruments
  Gold Forward
   Sales - USD                                                                                              $  107
     Ounces                     40,000       14,000           -           -          -        54,000
     Price Per Ounce              $331         $353           -           -          -          $337

Foreign Currency
 Contracts                                                                                                    (88)
  Chilean Peso - USD           $ 3,975            -           -           -          -       $ 3,975
  Exchange Rate                    712            -           -           -          -
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

PART II. Other Information

Item 2.   Changes in Securities and Use of Proceeds.

     (c) Sale of Unregistered Securities

     On February 26, 2003, the Company privately sold $37.2 million principal amount of 9% Convertible Senior Subordinated Notes due February 2007 (the "9% Notes"). The offering was not underwritten. The 9% Notes were sold to a total of 12 institutional investors. The Company received net proceeds of approximately $33.8 million. Additional information regarding the 9% Notes and the private placement are set forth above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and

Capital Resources - Issuance of 9% Convertible Senior Subordinated Notes" included under Item 2 of Part I of this report. The 9% Notes were issued pursuant to an Indenture, dated as of February 26, 2003, between the Company and the Bank of New York, as trustee. Each of the institutional investors qualified as an "accredited investor" within the meaning of Rule 501(a) under the Act. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash. The private issuance of 9% Notes and common stock was exempt from registration under the Act in reliance upon Section 4(2) thereof.

     Pursuant to the terms of the Purchase Agreements, dated as of February 20, 2003, between the Company and the institutional investors and the related Registration Rights Agreements, dated as of February 26, 2003, between the Company and such institutional investors, as well as the Registration Rights Agreement, dated as of March 20, 2003, between the Company and the financial advisor, the Company filed Amendment No. 2 to its Registration Statement on Form S-3 on March 21, 2003, in order to register the 9% Notes that had been issued in the private placement (as well as the shares of common stock issuable upon conversion thereof and as interest thereon) and the shares of common stock issued in lieu of cash financial advisory fees for resale in the future by the holders thereof under the Act.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits.

                    10(a) - Employment agreement, dated as of March 11, 2003,
                            between the Registrant and Mitchell J. Krebs.

                    10(b) - Employment agreement, dated as of March 11, 2003,
                            between the Registrant and Gary Banbury.

                    10(c) - Employment agreement, dated as of March 11, 2003,
                            between the Registrant and James N. Meek.

                    10(d) - Employment agreement, dated as of March 11, 2003,
                            between the Registrant and Wayne Vincent.

                    10(e) - Employment Agreement, dated as of January 13, 2003, between the Registrant and Robert Martinez.

                    99.1    Certification of the CEO

                    99.2    Certification of the CFO

     (b)  Reports on Form 8-K.

          On February 27, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of 9% Convertible Senior Subordinated Notes due February 2007.

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




                         COEUR D'ALENE MINES CORPORATION
                         -------------------------------
                                  (Registrant)




Dated May 15, 2003                           /s/ Dennis E. Wheeler
                                             ----------------------------
                                             DENNIS E. WHEELER
                                             Chairman and
                                             Chief Executive Officer




Dated May 15, 2003                           /s/ James A. Sabala
                                             ----------------------------
                                             JAMES A. SABALA
                                             Executive Vice President and
                                             Chief Financial Officer

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

Date:  May 15, 2003                       /s/ Dennis E. Wheeler
                                          ------------------------------------
                                          Dennis E. Wheeler
                                          Chairman and Chief Executive Officer

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

Date:  May 15, 2003                 /s/ James A. Sabala
                                    --------------------------------------------
                                    James A. Sabala
                                    Executive Vice President and
                                    Chief Financial Officer