Form 10-Q/A
period 2003-03-31
COEUR D ALENE MINES CORP
filed 2003-06-10
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                FORM 10-Q/A No. 1

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2003.

                         COEUR D'ALENE MINES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Idaho                      1-8641                 82-0109423
----------------------------        ------------       -----------------------
(State or other jurisdiction        (Commission            (IRS Employer
       of incorporation)            File Number)       (Identification Number)

    505 Front Avenue, P.O. Box "I"
        Coeur d'Alene, Idaho                                        83814
----------------------------------------                          ----------
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code: (208) 667-3511

     The undersigned registrant hereby includes the following portions of its Quarterly Report on Form 10-Q for the period ended March 31, 2003, as set forth in the pages attached hereto:

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

                                        COEUR D'ALENE MINES CORPORATION

Date: June 6, 2003                      By: /s/ James A. Sabala
                                           -------------------------------------
                                            James A. Sabala
                                            Executive Vice President and Chief
                                            Financial Officer

                         COEUR D'ALENE MINES CORPORATION


                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED MARCH 31, 2003

     The purpose of this amendment is to revise the following financial information in the MD&A contained in Item 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003:

                                                            INDEX
                                                            -----

      Page               Page
     Number             Number                                                         Amount
   in Original          in this                                                      Originally                Revised
    Form 10-Q          Amendment                     Description                      Reported                  Amount
    ---------          ---------                     -----------                      --------                  ------
       22                 4          Primary silver cost per ounce for the
                                     three months ended March 31, 2002              $       3.92        $        3.84
       24                 6          Change in inventory at Rochester for           $     (1,731)       $      (1,807)
                                     three months ended March 31, 2003
       24                 6          Production costs at Rochester for the          $      8,832        $       8,756
                                     three months ended March 31, 2003
       24                 6          Change in inventory at Cerro Bayo for          $       (798)       $        (918)
                                     three months ended March 31, 2003
       24                 6          Production costs at Cerro Bayo for the         $      4,758        $       4,638
                                     three months ended March 31, 2003
       25                 7          Total cash costs per ounce for the three       $       3.92        $        3.84
                                     months ended March 31, 2002
       26                 8          Net loss per share for the three months        $       0.25        $        0.21
                                     ended March 31, 2003 before cumulative
                                     effect
       26                 8          Amount of funds available on working           $  9.6 million      $  4.7 million
                                     capital facility at March 31 2003
       30                 12         Annual interest payment on $9.9 million,       $  1.1 million      $  0.7 million
                                     7 1/4% convertible subordinated
                                     debentures due 2005


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

     The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month periods ended March 31, 2003 and 2002:


                                                      Three Months Ended
                                                           March 31,
                                                     ------------------------
                                                       2003           2002
                                                     ---------      ---------

      ROCHESTER MINE
         Silver ozs.                                 1,089,700      1,415,767
         Gold ozs.                                      10,747         16,423
         Cash Costs per oz./silver                       $6.46          $3.71
         Full Costs per oz./silver                       $7.40          $4.58

      GALENA MINE
         Silver ozs.                                 1,235,771      1,473,542
         Cash Costs per oz./silver                       $4.22          $3.97
         Full Costs per oz./silver                       $4.51          $4.62

      CERRO BAYO/MARTHA MINE (A)
         Silver ozs.                                 1,277,457            N/A
         Gold ozs.                                      22,416            N/A
         Cash Costs per oz./silver                      $(0.29)           N/A
         Full Costs per oz./silver                       $2.01            N/A

      CONSOLIDATED PRODUCTION TOTALS
         Silver ozs.                                 3,602,928      2,889,309
         Gold ozs.                                      33,163         16,423
         Primary Silver Cost per oz.                     $3.30          $3.94

      CONSOLIDATED SALES TOTALS
         Silver ozs. sold                            4,133,000      2,934,000
         Gold ozs. sold                                 35,000         17,000
         Realized price per silver oz.                   $4.77          $4.45
         Realized price per gold oz.                      $341           $291

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

RESULTS OF OPERATIONS
---------------------

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues
--------

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

Costs and Expenses
------------------

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

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2003
                                                  Rochester       Silver Valley    Cerro Bayo(1)       Total
                                                ------------------------------------------------------------------
Production of Silver (ounces)                        1,089,700       1,235,771        1,277,457       3,602,928

Cash Costs per ounce                                 $    6.46        $   4.22          $ (0.29)       $  3.30
                                                ------------------------------------------------------------------

Total Cash Costs (thousands)                         $   7,039        $  5,215          $  (370)       $ 11,884

Add/(Subtract):
   Third Party Smelting Costs                             (173)         (1,596)          (1,995)         (3,764)
   By-Product Credit                                     3,777             739            7,921          12,437
   Deferred Stripping Adjustment                           (80)              -                -             (80)
   Change in Inventory                                  (1,807)            126             (918)         (2,599)
                                                ------------------------------------------------------------------
Production Costs                                     $   8,756        $  4,484          $ 4,638        $ 17,878
                                                ==================================================================


Three months ended March 31, 2002
                                                    Rochester       Silver Valley        Total
                                               -----------------------------------------------------
Production of Silver (ounces)                       1,415,767          1,473,542        2,889,309

Cash Costs per ounce                                $    3.71         $     3.97         $   3.84
                                               -----------------------------------------------------

Total Cash Costs (thousands)                        $   5,252         $    5,853         $ 11,105

Add/Subtract:
   Third Party Smelting Costs                            (241)            (2,071)          (2,312)
   By-Product Credit                                    4,769                891            5,661
   Accrued Reclamation Costs                              266                159              425
   Deferred Stripping Adjustment                          (49)                 -              (49)
   Change in Inventory                                  3,054                129            3,183
                                               -----------------------------------------------------
Production Costs                                    $  13,052         $    4,962         $ 18,014
                                               =====================================================

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

Cumulative Effect of Accounting Change
--------------------------------------

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

Net Loss Before Cumulative Effect of Change in Accounting Principle
-------------------------------------------------------------------

     As a result of the aforementioned factors, the Company's net loss before cumulative effect of change in accounting principle amounted to $28.9 million, or $0.21 per share, in the first quarter of 2003 compared to a net loss before cumulative effect of change in accounting principle of $11.9 million, or $0.23 per share, in the first quarter of 2002.

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

Debt and Capital Resources

     The Company has improved its working capital position since December 31, 2002 by completing the issuance of the 9% Convertible Senior Subordinated Notes. The Company will continue to make debt reduction and/or restructuring one of its primary objectives during the next twelve months and believes its debt may be further reduced by additional conversions of 13 3/8% Notes into common equity during the remainder of this year. At March 31, 2003, the Company had $19.3 million of cash and approximately $4.7 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company may continue to seek various forms of financing in the future.

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

Litigation and Other Events

NORANDA SMELTER STRIKE

     On June 18, 2002, the Company received notification from Noranda that the union represented employees working at its Horne smelter in Rouyn-Noranda, Quebec were on strike and declared Force Majeure on receipt of Coeur Silver Valley's concentrates at that time. This strike was settled on May 7, 2003. Coeur Silver Valley sells essentially 100% of its concentrate to Noranda for processing at this smelter. The Company believes that Noranda will continue to purchase all produced concentrate from Coeur Silver Valley. The Company was able to sell 700 tons of concentrate during the last half of 2002 and an additional 200 tons during the 1st quarter of 2003 in the spot market to an alternative buyer.

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

     o $9.9 million principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, requiring annual interest payments of approximately $0.7 million until their maturity on October 31, 2005; and

     o $9.9 million of our Series I 13 3/8% Senior Convertible Notes due 2003, requiring interest payments (in cash or in common stock) of approximately $1.3 million in December 2003.

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

     If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

                                             Positive/Negative                          Positive/Negative
                                         Change in Silver Recovery                   Change in Gold Recovery
                                         -------------------------                   -----------------------
                                        1%           2%          3%                1%           2%            3%
                                    ---------    ---------   ---------         ---------    ---------      ---------
         Quantity of recoverable
             ounces                1.3 million  2.6 million  5.2 million          8,700       17,400         34,800
         Positive impact on
             future cost of
             production per
             equivalent silver
             ounce for increases
             in recovery rates           $0.23        $0.41        $0.57          $0.11        $0.21          $0.30
         Negative impact on
             future cost of
             production per
             equivalent silver
             ounce for decreases
             in recovery rates           $0.28        $0.64        $1.13          $0.12        $0.26          $0.41

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

     The following is a description of the changes and pro forma changes to the Company's asset retirement obligations from January 1 to March 31, of 2003:

      Assets:
                                                                   2003
                                                             ------------------
                                                              (in thousands)
      Asset Retirement Obligation - January 1, 2003            $    20,662
      Accretion                                                        387
      Additions                                                          -
      Settlements                                              $      (255)
                                                             ------------------
      Asset Retirement Obligation - March 31, 2003             $    20,794

     The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the periods ending on March 31, 2003 and 2002:

      (In thousands except per share data)                     March 31,          March 31,
                                                                 2003               2002
                                                             -------------      -------------
      Net loss as reported                                   $    (31,190)      $    (11,896)
                                                             =============      =============
      Net loss pro forma                                     $    (28,884)      $    (12,027)
                                                             =============      =============
      Basic and diluted earnings per share as reported       $      (0.23)      $      (0.23)
                                                             =============      =============
      Basic and diluted earnings per share pro forma         $      (0.21)      $      (0.23)
                                                             =============      =============


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
-------------------------------------------------------

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

Expected long-term rate of return on plan assets:
------------------------------------------------

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

Plan assets and determination of fair value:
-------------------------------------------

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

                                                        Expected Rate            Standard Deviation
     Mix                                                  of Return                or Volatility
     --------------------------------------------     -------------------    ---------------------------
     60% equity investments                                8.75%                         16.00%
     30% fixed income investments                          5.50%                          7.25%
     10% cash and cash equivalents                         4.00%                          1.00%
                                                      -------------------    ---------------------------
                                                           7.40%                         11.00%

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

POST-RETIREMENT MEDICAL OBLIGATIONS

Actuarial Present Value of Projected Benefit Obligation:
-------------------------------------------------------

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

Expected long-term rate of return on plan assets
------------------------------------------------

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