Form 10-Q
period 2003-06-30
COEUR D ALENE MINES CORP
filed 2003-07-24
CIK 215466

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2003.

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ______ to ______

                          Commission file number 1-8641
                                     -------

                         COEUR D'ALENE MINES CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Idaho                                       82-0109423
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          PO Box I,
        505 Front Ave.
     Coeur d'Alene, Idaho                                  83816
-------------------------------             ----------------------------------
    (Address of principal                                (Zip Code)
      executive offices)

                                 (208) 667-3511
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES   X      NO
                                         -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the
Exchange Act).  YES   X     NO
                    -----      -----

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date:
Common stock, par value $1.00, of which 178,657,151 shares were issued and outstanding as of July 21, 2003.

                         COEUR D'ALENE MINES CORPORATION

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ----
PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                      3
          June 30, 2003 and December 31, 2002

          Consolidated Statements of Operations and
          Comprehensive Loss --  Three and                                    5
          Six Months Ended June 30, 2003
          and 2002

          Consolidated Statements of Cash Flows --                            6
          Three and Six Months Ended June 30, 2003
          and 2002

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of                            19
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                        41

Item 4.   Controls and Procedures                                            43

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds                          43

Item 4.   Submission of Matters to a Vote of Security Holders                43

Item 6.   Exhibits and Reports on Form 8-K                                   44

Signatures                                                                   45

Certifications of CEO and CFO

                COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,       December 31,
                                                      2003             2002
                                                   ----------      ------------
ASSETS                                                   (In Thousands)

CURRENT ASSETS
    Cash and cash equivalents                      $  19,527        $   9,093
    Short-term investments                               301              518
    Receivables and prepaid expenses, net              9,309            7,185
    Ore on leach pad                                  14,046           11,082
    Metal and other inventory                         15,365           14,846
                                                   ---------        ---------
                                                      58,548           42,724

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                     80,154           76,194
    Less accumulated depreciation                    (50,957)         (49,531)
                                                   ---------        ---------
                                                      29,197           26,663

MINING PROPERTIES
    Operational mining properties                    109,574           92,149
    Less accumulated depletion                       (86,304)         (71,833)
                                                   ---------        ---------
                                                      23,270           20,316
    Non-producing and developmental properties        25,364           28,129
    Mineral interests                                 18,825           18,825
                                                   ---------        ---------
                                                      67,459           67,270

OTHER ASSETS
    Non-current ore on leach pad                      17,228           15,474
    Restricted investments                            15,006           13,108
    Debt issuance costs, net                           1,903            1,034
    Marketable securities                                522              915
    Other                                              5,950            5,900
                                                   ---------        ---------
                                                      40,609           36,431
                                                   ---------        ---------
         TOTAL ASSETS                              $ 195,813        $ 173,088
                                                   =========        =========


See notes to consolidated financial statements.

                          COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                                         June 30,       December 31,
                                                                           2003             2002
                                                                        ----------      ------------
                                                                               (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $   5,545        $   5,962
    Accrued liabilities                                                     3,886            4,334
    Accrued interest payable                                                1,415            1,610
    Accrued salaries and wages                                              3,339            5,594
    Current portion of remediation costs                                    1,174              926
    13 3/8% Convertible Senior Subordinated Notes due December 2003         9,887           12,735
    6 3/8% Convertible Subordinated Debentures due January 2004             5,873             --
    Current portion of bank financing                                       6,617            4,918
                                                                        ---------        ---------
                                                                           37,736           36,079
LONG-TERM LIABILITIES
    6 3/8% Convertible Subordinated Debentures due January 2004              --             55,132
    7 1/4% Convertible Subordinated Debentures due October 2005             9,939           11,665
    9% Convertible Senior Subordinated Notes due February 2007,
     net of discount                                                       34,070             --
    Reclamation and mine closure                                           20,912           14,458
    Other long-term liabilities                                             8,094            8,456
                                                                        ---------        ---------
                                                                           73,015           89,711
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, par value $1.00 per share-authorized 250,000,000 shares, issued 151,074,310 and 119,653,267 at June 30, 2003
     and December 31, 2002 (1,059,211 shares held in treasury)            151,074          119,653
    Additional paid in capital                                            463,238          420,863
    Accumulated deficit                                                  (514,842)        (479,207)
    Shares held in treasury                                               (13,190)         (13,190)
    Accumulated other comprehensive loss                                   (1,218)            (821)
                                                                        ---------        ---------
                                                                           85,062           47,298
                                                                        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 195,813        $ 173,088
                                                                        =========        =========

See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES

                                                          Three Months ended June 30,      Six Months ended June 30,
                                                          ---------------------------      -------------------------
                                                              2003           2002              2003           2002
                                                          ------------   ------------       ----------     ----------
                                                                     (In Thousands, except per share data)

REVENUES
Sales of metal                                             $  25,731      $  19,565         $  54,732      $  36,034
Interest and other                                               483          2,564               745          3,092
                                                           ---------      ---------         ---------      ---------
         Total revenues                                       26,214         22,129            55,477         39,126

COSTS and Expenses
Production                                                    19,013         16,262            36,891         34,276
Depreciation and depletion                                     4,679          3,533             9,698          5,411
Administrative and general                                     2,409          2,464             5,465          4,569
Exploration                                                    1,127            983             2,214          1,611
Pre-feasibility                                                  390            960               766          1,782
Interest                                                       2,015          5,447             4,023          9,848
Other holding costs                                              945            667             1,568          1,460
Loss on exchange and early retirement of debt                     81          2,668            28,188          2,920
                                                           ---------      ---------         ---------      ---------
         Total cost and expenses                              30,659         32,984            88,813         61,877
                                                           ---------      ---------         ---------      ---------

NET LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          (4,445)       (10,855)          (33,336)       (22,751)
Income tax benefit                                              --             --                  (7)          --
                                                           ---------      ---------         ---------      ---------
NET LOSS BEFORE CUMULATIVE EFFECT IN CHANGE IN
 ACCOUNTING PRINCIPLE                                         (4,445)       (10,855)          (33,329)       (22,751)
Cumulative effect of change in accounting principle             --             --              (2,306)          --
                                                           ---------      ---------         ---------      ---------
Net loss                                                      (4,445)       (10,855)          (35,635)       (22,751)
Other comprehensive loss                                        (100)          (578)             (397)          (477)
                                                           ---------      ---------         ---------      ---------
COMPREHENSIVE LOSS                                         $  (4,545)     $ (11,433)        $ (36,032)     $ (23,228)
                                                           =========      =========         =========      =========

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock
 outstanding                                                 143,888         67,654           138,724         60,008
                                                           =========      =========         =========      =========

Net loss per common share before cumulative effect
 of change in accounting principle                         $   (0.03)     $   (0.16)        $   (0.24)     $   (0.38)
Cumulative effect of change in accounting principle             --             --               (0.02)          --
                                                           ---------      ---------         ---------      ---------
Net loss per common share                                  $   (0.03)     $   (0.16)        $   (0.26)     $   (0.38)
                                                           =========      =========         =========      =========

See notes to consolidated financial statements.

                                  COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Three and Six Months Ended June 30, 2003 and 2002
                                                     (Unaudited)


                                                          Three Months ended June 30,      Six Months ended June 30,
                                                          ---------------------------      -------------------------
                                                              2003           2002              2003           2002
                                                          ------------   ------------       ----------     ----------
                                                                                  (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (4,445)     $ (10,855)        $ (35,635)     $ (22,751)
Add (deduct) non-cash items:
    Depreciation and depletion                                 4,679          3,533             9,698          5,411
    Loss on early retirement of debt                              81          2,920            28,188          2,920
    Non-cash interest expense                                      2          4,185             1,103          5,388
    Cumulative effect of change in accounting method            --             --               2,306           --
    Other charges                                                491            100               732            917
Changes in Operating Assets and Liabilities:
    Receivables                                                 (964)           864            (2,123)          (435)
    Inventories                                               (2,543)        (1,348)           (5,237)         1,374
    Accounts payable and accrued liabilities                    (292)           698            (3,369)         1,754
                                                           ---------      ---------         ---------      ---------
    CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (2,991)            97            (4,337)        (5,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                      (32,203)          (782)          (72,953)          (782)
    Proceeds from sales of short-term investments             51,790          2,420            71,510          3,684
    Expenditures on mining assets                             (4,447)        (3,177)           (7,711)        (4,731)
    Other                                                        (37)           121               (87)           (16)
                                                           ---------      ---------         ---------      ---------
    CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           15,103         (1,418)           (9,241)        (1,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of debt                                       (22,392)        (9,427)          (22,392)        (9,427)
    Proceeds from issuance of  long-term debt,
      net of issuance costs                                     (270)        14,050            33,268         14,050
    Proceeds from issuance of common stock                    11,500           --              11,500           --
    Bank Borrowings on working capital facility                4,447           --              16,603           --
    Payments to Bank on working capital facility              (5,126)          --             (14,904)          --
    Other                                                        (32)           (54)              (63)          (115)
                                                           ---------      ---------         ---------      ---------
    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:         (11,873)         4,569            24,012          4,508
                                                           ---------      ---------         ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 239          3,248            10,434         (2,759)

    Cash and cash equivalents at beginning of period          19,288          8,707             9,093         14,714
                                                           ---------      ---------         ---------      ---------
    Cash and cash equivalents at end of period             $  19,527      $  11,955         $  19,527      $  11,955
                                                           =========      =========         =========      =========


See notes to consolidated financial statements.

                         Coeur d'Alene Mines Corporation
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     The Company reported ore on leach pads of $31.2 million as of June 30, 2003. Of this amount, $14.0 million is reported as a current asset and $17.2 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

     Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property's potential is variable and is determined by many factors including: location relative to existing infrastructure, the property's stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in interest and other income.

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

     Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to evaluate the recoverability of capitalized property and mineral costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company's performance could have a material effect on the Company's financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

     Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2003 and December 31, 2002, the Company had certificates of deposit under these agreements of $15.0 million and $13.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

     Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company's estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.5 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as
1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At June 30, 2003 and December 31, 2002 the carrying amount of the deferred stripping costs were $1.3 million and $1.5 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the three and six months ended June 30, 2003 were $0.1 million and $0.2 million, respectively, and for the three- and six- month periods ended June 30, 2002 were $0.1 million and $0.1 million, respectively.

     Reclamation and Remediation Costs: The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of FASB No. 143 and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations we have used current information, assumptions, and interest rates. Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements.

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

     The following is a description of the changes to the Company's asset retirement obligations from January 1 to June 30, 2003:

     Assets:
                                                                 2003
                                                            --------------
                                                            (in thousands)

     Asset Retirement Obligation - January 1, 2003            $  20,662
     Accretion                                                      775
     Additions                                                        -
     Settlements                                                   (716)
                                                              ---------
     Asset Retirement Obligation - June 30, 2003              $  20,721

     Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the date of the transaction or at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.

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

     Comprehensive Loss: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 include the following:

                                     Three Months Ended       Six Months Ended
                                    --------------------    --------------------
                                    June 30,    June 30,    June 30,    June 30,
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------
Unrealized loss on marketable
 securities                          $(234)      $(578)      $(452)      $(477)
Change in fair value of derivative
 hedging, net of settlement            134        --            55        --
                                     -----       -----       -----       -----
Other comprehensive loss             $(100)      $(578)      $(397)      $(477)
                                     =====       =====       =====       =====

     Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three- and six- month periods ended June 30, 2003 and 2002.

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


NOTE C - ORE ON LEACH PADS

     Ore on leach pad consists of the following:
                                              June 30,      December 31,
                                                2003            2002
                                              --------      ------------

     Ore on leach pad - Current               $ 14,046        $ 11,082
     Ore on leach pad - Non-current             17,228          15,474
                                              --------        --------
              Total ore on leach pads         $ 31,274        $ 26,556
                                              ========        ========

NOTE D - METAL AND OTHER INVENTORIES

     Inventories consist of the following:
                                                    December 31,
                                                2003            2002
                                              --------        --------

Concentrate and dore inventory                $ 10,682        $ 10,189
Supplies                                         4,683           4,657
                                              --------        --------
                                              $ 15,365        $ 14,846
                                              ========        ========

NOTE E - INCOME TAXES

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

NOTE F - LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOW INFORMATION

     During the first half of 2003, holders of $2.8 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") voluntarily converted such notes, in accordance with original terms, into approximately 2.1 million shares of common stock. In addition, 0.1 million shares of common stock were issued as payment for $0.2 million of interest expense on the Series I 13 3/8% Notes.

     During the first half of 2003, the Company repurchased $26.9 million and $1.7 million principal amount of its outstanding 6 3/8% and 7 1/4% Convertible Subordinated Debentures, respectively, in exchange for 16.9 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $28.2 million. In addition, 0.6 million shares of common stock were issued as payment for $0.9 million of interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

     During the first half of 2003, the Company issued 1.2 million shares of common stock in conjunction with its long-term incentive program.

     During the 2nd quarter of 2002, the Company repurchased $10.3 million, $0.8 million and $0.3 million principal amount of its outstanding 6%, 6-3/8% and 7-1/4% Convertible Subordinated Debentures, respectively, in exchange for 11.9 million shares of common stock and recorded a loss on retirement of debt of approximately $2.7 million. In addition, holders of $10.3 million of the Series I Notes voluntarily converted such Notes, under the terms of the indenture, into approximately 7.7 million shares of common stock. The Company also issued 2.7 million shares of common stock as payment of $4.2 million of accrued interest on the 13 3/8% Notes.

     During the first half of 2002, the Company repurchased $13.8 million, $0.8 million and $0.3 million principal amount of its outstanding 6%, 6-3/8% and 7-1/4% Convertible Subordinated Debentures, respectively, in exchange for 15.3 million shares of common stock and recorded a loss on retirement of debt of approximately $2.9 million. In addition, holders of $16.0 million of the Series I Notes voluntarily converted such Notes, under the terms of the indenture, into approximately 12.8 million shares of common stock. The Company also issued 2.7 million shares of common stock as payment of $4.2 million of accrued interest on the 13 3/8% Notes.

NOTE G - SEGMENT REPORTING

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company's cash flows in its respective geographic area. The Company's reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties, and the Company's exploration programs. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Cominco Ltd.), and Japan (DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Morgan Stanley, Mitsui and Standard Bank.

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

Segment Reporting
(In Thousands)
                                      Rochester     Silver      Cerro
                                       Valley       Valley       Bayo      Exploration      Other         Total
                                      ---------    --------    --------    -----------    ----------    ----------
Six Months Ended June 30, 2003

Total net sales and revenues          $ 20,787     $  9,647    $ 25,104     $     52      $    (113)    $  55,477
                                      ========     ========    ========     ========      =========     =========

Depreciation and depletion            $  2,705     $    751    $  6,102     $     16      $     124     $   9,698
Interest income                           --           --      $      1         --        $     157     $     158
Interest expense                          --           --      $    218         --        $   3,805     $   4,023
Income tax (credit) expense               --           --          --           --        $      (7)    $      (7)
Loss on early retirement of debt          --           --          --           --        $ (28,188)    $ (28,188)
Profit (loss)                         $  3,187     $    206    $ 12,978     $   (114)     $  (7,684)    $   8,573

Segment assets (A)                    $ 59,814     $ 10,655    $ 33,238     $    515      $  48,382     $ 152,604
Capital expenditures for property     $  4,294     $  1,634    $  1,587     $     55      $     141     $   7,711

Six Months Ended June 30, 2002

Total net sales and revenues          $ 24,992     $ 13,276    $     55     $   (385)     $   1,188     $  39,126
                                      ========     ========    ========     ========      =========     =========

Depreciation and depletion            $  2,137     $  1,629    $  1,434     $     17      $     194     $   5,411
Interest income                           --           --          --           --        $     181     $     181
Interest expense                          --           --          --           --        $   9,848     $   9,848
Loss on early retirement of debt          --           --          --           --        $  (2,920)    $  (2,920)
Profit (loss)                         $ (1,420)    $  3,760    $    759     $ (1,489)     $  (6,182)    $  (4,572)

Segment assets (A)                    $ 63,144     $ 27,642    $ 31,430     $    427      $  49,182     $ 171,825
Capital expenditures for property     $    300     $    582    $  4,207         --        $      12     $   5,101

Notes:
(A)  Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)                                       Six Months Ended June 30,
                                                        2003           2002
                                                     ----------     ----------
(Loss)
------
Total profit (loss) from reportable segments         $   8,573      $  (4,572)
Depreciation, depletion and amortization expense        (9,698)        (5,411)
Interest expense                                        (4,023)        (9,848)
Other                                                  (28,188)        (2,920)
                                                     ---------      ---------
     Loss before income taxes                        $ (33,336)     $ (22,751)
                                                     =========      =========

                                                              June 30,
                                                        2003           2002
                                                     ----------     ----------
Assets
------
Total assets for reportable segments                   152,604      $ 171,825
Cash and cash equivalents                               19,527         11,955
Short-term investments                                     301            763
Other assets                                            23,381         18,129
                                                     ---------      ---------
      Total consolidated assets                      $ 195,813      $ 202,672
                                                     =========      =========

Geographic Information
----------------------
(In thousands)                                                      Long-Lived
 June 30, 2003                                        Revenues        Assets
                                                     ----------     ----------

 United States                                       $  30,682      $  59,858
 Chile                                                  24,528         16,939
 Other Foreign Countries                                   267         19,859
                                                     ---------      ---------
 Consolidated Total                                  $  55,477      $  96,656
                                                     =========      =========

                                                                    Long-Lived
 June 30, 2002                                        Revenues        Assets
                                                     ----------     ----------

 United States                                       $  39,458      $  75,080
 Chile                                                    (292)        21,922
 Other Foreign Countries                                   (40)        21,341
                                                     ---------      ---------
 Consolidated Total                                  $  39,126      $ 118,343
                                                     =========      =========

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H - HEDGING

     For the first half of 2003 the Company recorded a realized loss of approximately $0.5 million in connection with its gold hedge program. The Company has 40,000 ounces in forward sales in its gold protection program, whereby over the next twelve months the Company will receive an average price of $339 per ounce.

     The following table summarizes the information at June 30, 2003 associated with the Company's financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

                                                                                                       Fair
                                                                                                       Value
(dollars in thousands)     2003      2004        2005    2006          2007   Thereafter     Total    6/30/02
-------------------------------------------------------------------------------------------------------------

Liabilities
   Long Term Debt
   (prior to exchange)                                                                                $63,228
              Fixed Rate   $ 9,887   $ 5,873   $ 9,939   $     -   $ 37,185     $    -     $ 62,884
   Average Interest Rate    9.166%    8.607%    8.681%    9.000%     9.000%

    Derivative Financial
             Instruments
            Gold Forward                                                                                 $276
             Sales - USD
                  Ounces    26,000    14,000         -         -          -          -       40,000
         Price Per Ounce      $331      $353         -         -          -          -            -

        Foreign Currency
               Contracts
      Chilean Peso - USD   $ 2,035         -         -         -          -          -       $2,035       $45
           Exchange Rate       708         -         -         -          -          -            -
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

NOTE I - stock-based compensation

     In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. At June 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Employee compensation cost reflected in net income was $0.2 million for restricted stock granted under this plan and no compensation cost is reflected for options granted as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               Three Months Ended           Six Months Ended
(In thousands except per share data)                                June 30,                    June 30,
                                                             ----------------------     -----------------------
                                                                2003        2002           2003         2002
                                                             ---------   ----------     ----------   ----------
Net loss attributable to Common shareholders                 $ (4,445)   $ (10,855)     $ (35,635)   $ (22,751)
Unaudited net loss pro forma                                 $ (4,455)   $ (10,865)     $ (35,655)   $ (22,771)
Basic and diluted net loss per share as reported             $  (0.03)   $   (0.16)     $   (0.26)   $   (0.38)
Unaudited basic and diluted net loss per share pro forma     $  (0.03)   $   (0.16)     $   (0.26)   $   (0.38)

     The provisions of SFAS 148 will not have a material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time.

NOTE J - LITIGATION AND OTHER EVENTS

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement and continuing for 15 years thereafter, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc. ("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that had been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. This suit has been settled by a payment to the Company in the amount of $50,000. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. Settlement negotiations resulted in an agreement with the liquidating custodian for settlement of his claim. The sum of $70,000 will be paid by the Company. This payment will be deducted from a payment due to the Company in the amount of approximately $222,000. On July 10, 2003, the court approved the settlement. The appeal period for the order is 10 days following its entry.

Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the complaint. The court struck the amended complaint and a second amended complaint has been filed. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

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

NOTE K - SUBSEQUENT EVENTS

     Effective as of July 10, 2003, Coeur d'Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company will be exchanged for or converted into shares of the Company's common stock, (the "Common Stock"). The Company and each of the holders of the Company's 9% Senior Subordinated Notes due February 2007 (the "9% Notes") entered into an Early Conversion Agreement. The amount of principal to be converted under the Early Conversion Agreements is $32.6 million, and the common shares to be issued, including interest, is approximately 27.5 million. After giving effect to the exchanges contemplated by the Early Conversion Agreements, an aggregate of $4.6 million of 9% Notes will remain outstanding. The Company expects to record a loss on early retirement of debt of $4.3 million in the third quarter of 2003 in conjunction with these transactions.

     In connection with the Early Conversion Agreements, the Company, the holders of the 9% Notes and the trustee under the indenture with respect to the 9% Notes also amended such indenture. The amendments are set forth in a Supplemental Indenture, dated July 15, 2003. Together with the Early Conversion Agreements, the Supplemental Indenture provides that:

     (i) the holders of the remaining 9% Notes will not convert such 9% Notes until the earlier of the Company's next annual shareholders meeting, at which time the approval of the Company's shareholders to issue shares in excess of the NYSE 20% limitation will be sought, or June 30, 2004;

     (ii) until that time, or if the stockholder approval is not obtained, any optional redemption by the Company of the remaining 9% Notes will be at a price equal to the greater of the current redemption price and the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit;

     (iii) if the stockholder approval is not obtained, holders of the 9% Notes, upon their election to convert, will receive, instead of shares of Common Stock, cash at a price equal to the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit; and

     (iv) each holder of 9% Notes agreed not to transfer more than 2 million shares of Common Stock to any transferee in one transaction or a series of transactions.

     In other exchanges subsequent to, the Company issued an aggregate of 0.8 million shares of common stock for $1.0 million principal amount of the Company's 6.3/8% Debentures, and an aggregate of 0.3 million shares of common stock for $0.4 million principal amount of the Company's 7 1/4% Debentures. The Company expects to record a loss on early retirement of debt of $1.5 million in the third quarter of 2003 in conjunction with these transaction.

     On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company's subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of share was effected pursuant to the Company's shelf registration statement

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     The average prices of silver (Handy & Harman) and gold (London Final) for the first six months of 2003 were $4.66 and $349 per ounce, respectively. The market prices of silver and gold on July 21, 2003 were $4.79 per ounce and $350 per ounce, respectively.

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

     The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and six-month periods ended June 30, 2003 and 2002:

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ----------------------   ----------------------
                                    2003        2002         2003        2002
                                 ----------  ----------   ----------  ----------
ROCHESTER MINE
  Silver ozs                      1,353,346   1,637,443    2,443,046   3,053,210
  Gold ozs                           15,144      17,132       25,891      33,555
  Cash Costs per oz./silver      $     4.33  $     2.88   $     5.28  $     3.27
  Full Costs per oz./silver      $     5.45  $     3.72   $     6.32  $     4.11

GALENA MINE
  Silver ozs                      1,060,696   1,383,449    2,296,467   2,856,991
  Cash Costs per oz./silver      $     4.73  $     4.14   $     4.46  $     4.05
  Full Costs per oz./silver      $     5.10  $     4.86   $     4.78  $     4.74

CERRO BAYO/MARTHA MINE (A)
  Silver ozs                      1,347,745     260,543    2,625,202     260,543
  Gold ozs                           14,538       5,919       36,954       5,919
  Cash Costs per oz./silver      $     1.33  $     1.39   $     0.54  $     1.39
  Full Costs per oz./silver      $     2.98  $     6.79   $     2.51  $     6.79

CONSOLIDATED PRODUCTION TOTALS
  Silver ozs                      3,761,787   3,281,435    7,364,715   6,170,744
  Gold ozs                           29,682      23,051       62,845      39,474
  Primary Silver Cost per oz     $     3.37  $     3.29   $     3.33  $     3.55

CONSOLIDATED SALES TOTALS
  Silver ozs. sold                3,624,000   3,100,000    7,774,000   6,034,000
  Gold ozs. sold                     33,000      19,000       68,000      36,000
  Realized price per silver oz   $     4.53  $     4.77   $     4.65  $     4.64
  Realized price per gold oz     $      330  $      304   $      336  $      298

(A) The Company commenced production in April 2002.
See reconciliation of non-GAAP cash costs to GAAP production costs below under "Cost and Expenses".

     Note: "Cash Costs per Ounce" are calculated by dividing the cash costs computed for each of the Company's mining properties for a specified period by the amount of silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company's mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating.

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

     Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of "cash costs" to production costs under "Results of Operations - Costs and Expenses" set forth below:

Operating Highlights

South America

     Cerro Bayo (Chile). At Coeur's Cerro Bayo property (formerly the Fachinal mine) in Southern Chile, the mine produced 1.3 million ounces of silver and 14,500 ounces of gold during the second quarter of 2003. Total cash costs for the latest three-month period was $1.33 per ounce. See "Cost and Expenses" below.

     Exploration at Cerro Bayo during the second quarter focused on reserve/resource delineation drilling of the Javiera, Wendy and Tranque Norte veins. Results from the drilling are expected to produce additional reserves and mineralized material. General reconnaissance exploration was also carried out on Coeur's properties in the Santa Cruz Province of Argentina. Results obtained from drilling adjacent to the R-4 Zone on the Martha mine property and on the Malbec property located 10 miles north of the Martha mine have indicated the presence of mineralized zones.

     Production at Mina Martha progressed as planned. During the quarter, ore was mines from the open pit and underground workings. During April, open pit mining was completed. Development was not started in the R-4 zone until May.

North America

     Rochester Mine (Nevada). Coeur's Rochester mine produced 1.4 million ounces of silver and 15,100 ounces of gold, during the second quarter of 2003 compared to 1.6 million ounces of silver and 17,100 ounces of gold in the second quarter of the prior year. Total cash costs for the latest three-month period increased to $4.33 per ounce as compared to $2.88 in the second quarter of 2002. Production in the second quarter of 2003 as compared to the second quarter of 2002 was down and costs per ounce were higher as a result of the placement of lower grade ore on the leach pad, construction activities associated with the crusher relocation project, construction of a new off-pad haul road and ongoing reclamation activities. As a result, pit ore to the crusher was replaced with low-grade stockpiled ore, which ultimately reduced ounce production. With all non-production related activities complete, pit production will resume as planned and ounce production is expected to increase over the next several quarters.

     Coeur Silver Valley - Galena Mine (Idaho). In the latest quarter, silver production from Coeur Silver Valley was 1.1 million ounces, down from the 1.4 million ounces produced in the second quarter of 2002. Total cash costs for the current quarter rose to $4.73 per ounce compared to $4.14 per ounce in the second quarter of the prior year. During the most recent quarter, mining operations were hampered by difficult ground conditions near the 117 vein and lower than expected grades from trackless mining operations. Measures have been taken to address these short-term issues and to develop an operational base for future productivity improvements. Coeur initiated a major exploration program at the Galena mine during the first quarter of 2003. Exploration drilling has thus far focused on the down dip extension of the 164 vein from the 4900 level and the down dip extension of the silver vein from the 2400 level. Drilling of other targets located in the `upper country' as well as from the 5500 level are planned during the remainder 2003.

Exploration and Development stage Projects

     San Bartolome (Bolivia). The final feasibility study at the San Bartolome silver project near Potosi, Bolivia is scheduled for completion in the third quarter of 2003. The Company recently completed an independent ore reserves report for the San Bartolome project. As a result, the previously reported mineralized material containing 40.3 million tons of ore with an average grade of 3.14 per ton has been reclassified to proven and probable ore reserves of
35.3 million tons with an average grade of 3.58 ounces of silver per ton resulting in 126 million ounces of contained silver.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

     Sales of metal in the second quarter of 2003 increased by $6.2 million, or 32%, from the second quarter of 2002 to $25.7 million. The increase in product sales of metal is primarily attributable to increased production of silver and gold.

     In the second quarter of 2003, the Company produced a total of 3.8 million ounces of silver and 30,000 ounces of gold, compared to 3.3 million ounces of silver and 23,000 ounces of gold in the second quarter of 2002. In the second quarter of 2003, the Company sold 3.6 million ounces of silver and 33,000 ounces of gold compared to 3.1 million ounces of silver and 19,000 ounces of gold for the same period in 2002. The increase in silver and gold production is the result of the start-up of operations at the Cerro Bayo and Martha Mines in the second quarter of 2002, which accounted for 1.3 million ounces of silver production and 14,500 ounces of gold production during the second quarter of 2003. Realized silver and gold prices were $4.53 and $330 per ounce, respectively, in the second quarter of 2003 compared to $4.77 and $304 in the comparable quarter of 2002.

     Interest and other income in the second quarter of 2003 decreased by $2.1 million compared with the second quarter of 2002. The decrease was primarily due to a gain of $1.5 million from a business interruption claim at the Galena mine and $1.0 million from sales of Pan American stock partially offset by $0.4 million in foreign exchange variations in the second quarter of 2002.

Costs and Expenses

     Production costs in the second quarter of 2003 increased by $2.8 million, or 17%, from the second quarter of 2002 to $19.0 million. The increase is the result of an increase in production costs at the Cerro Bayo mine associated with increased metal production of approximately 1.1 million ounces for $6.8 million, increased production costs at Silver Valley of $0.4 million and lower production costs at the Rochester mine of $4.4 million, because of lower production.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended June 30, 2003
                                      Rochester    Silver Valley   Cerro Bayo(1)      Total
                                     -----------   -------------   -------------   -----------
Production of Silver (ounces)         1,353,346      1,060,696       1,347,745      3,761,787

Cash Costs per ounce                 $     4.33     $     4.73      $     1.33     $     3.37
                                     ----------     ----------      ----------     ----------

Total Cash Costs (thousands)         $    5,861     $    5,021      $    1,786     $   12,668

Add/(Subtract):
  Third Party Smelting Costs               (193)        (1,287)         (1,027)        (2,507)
  By-Product Credit                       5,281            585           5,019         10,885
  Deferred Stripping Adjustment             (80)          --              --              (80)
  Change in Inventory                    (2,025)           330            (258)        (1,953)
                                     ----------     ----------      ----------     ----------
Production Costs                     $    8,844     $    4,649      $    5,520     $   19,013
                                     ==========     ==========      ==========     ==========

Three months ended June 30, 2002
                                      Rochester    Silver Valley   Cerro Bayo(1)      Total
                                     -----------   -------------   -------------   -----------
Production of Silver (ounces)         1,637,443      1,383,449         260,543      3,281,435

Cash Costs per ounce                 $    $2.88     $     4.14      $     1.39     $     3.29
                                     ----------     ----------      ----------     ----------

Total Cash Costs (thousands)         $    4,718     $    5,728      $      363     $   10,809

Add/Subtract:
   Third Party Smelting Costs              (243)        (1,939)              -         (2,182)
   By-Product Credit                      5,337            792           1,873          8,002
   Deferred Stripping Adjustment            (68)             -               -            (68)
   Change in Inventory                    3,499           (271)         (3,527)          (299)
                                     ----------     ----------      ----------     ----------
Production Costs                     $   13,243     $    4,310      $   (1,291)    $   16,262
                                     ==========     ==========      ==========     ==========

(1)  The Cerro Bayo mine commenced production in the second quarter of 2002.

Other Expenses

     Depreciation and amortization increased in the second quarter of 2003 by $1.1 million, from the prior year's second quarter, primarily due to increased depletion recorded at the Cerro Bayo mine in conjunction with commencement of commercial production at the mine during the second quarter of 2002.

     Administrative and general expenses decreased in the second quarter of 2003 compared to the same period in 2002 by $0.1 million due to increased financing activities associated with the 9% Notes.

     Exploration expenses increased by $0.1 million in the second quarter of 2003 compared to the same period in 2002 as a result of the Company's expanded exploration activities in the Cerro Bayo/Martha mine property areas.

     Pre-feasibility expenses decreased by $0.6 million due to lower pre-feasibility expenses on the San Bartolome project in the second quarter of 2003 as compared to the same quarter of 2002.

     Interest expense decreased in the second quarter of 2003 compared with the second quarter of 2002 to $2.0 million from $5.4 million as a result of a decrease in the Company's overall debt level.

     During the second quarter of 2003, the Company recorded a loss on the early retirement of debt of $0.1 million compared to a loss of $2.7 million recorded in the same period of 2002.

Net Loss

     As a result of the aforementioned factors, the Company's net loss amounted to $4.4 million, or $0.03 per share, in the second quarter of 2003 compared to a net loss of $10.9 million, or $0.16 per share, in the second quarter of 2002.

    Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

     Sales of metal in the six months ended June 30, 2003 increased by $18.7 million, or 52%, from the same period of 2002 to $54.7 million. The increase in product sales of metal is attributable to increased production of silver and gold which accounted for $16.6 million, or 89%, of the increase, and higher realized gold prices which accounted for $2.1 million, or 11%, of the increase.

     In the six months ended June 30, 2003, the Company produced a total of 7.4 million ounces of silver and 62,800 ounces of gold, compared to 6.2 million ounces of silver and 39,500 ounces of gold in the six months ended June 30, 2002. In the six months ended June 30, 2003, the Company sold 7.8 million ounces of silver and 68,000 ounces of gold compared to 6.0 million ounces of silver and 36,000 ounces of gold for the same period in 2002. The increase in silver and gold production is the result of the start-up of operations at the Cerro Bayo and Martha Mines in the second quarter of 2002, which accounted for 2.6 million ounces of silver production and 37,000 ounces of gold production during the first half of 2003. Realized silver and gold prices were $4.65 and $336 per ounce, respectively, in the six months ended June 30, 2003 compared to $4.64 and $298 in the comparable period of 2002.

     Interest and other income in the six months ended June 30, 2003 decreased by $2.3 million compared with the same period of 2002. The decrease was primarily due to a gain of $1.5 million from a business interruption claim at the Galena mine and $1.0 million from sales of Pan American stock partially offset by $0.4 million in foreign exchange variations in the second quarter of 2002.

Costs and Expenses

     Production costs in the six months ended June 30, 2003 increased by $2.6 million, or 8%, from the six months ended June 30, 2002 to $36.9 million. The increase is the result of an increase in production costs at the Cerro Bayo mine of $11.4 million associated with higher production levels and lower production costs at the Rochester and Silver Valley mines of $8.7 million and $0.1 million, respectively.

     The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Six months ended June 30, 2003
                                      Rochester    Silver Valley   Cerro Bayo(1)      Total
                                     -----------   -------------   -------------   -----------
Production of Silver (ounces)         2,443,046      2,296,467       2,625,202      7,364,715

Cash Costs per ounce                 $     5.28     $     4.46      $     0.54     $    3.33
                                     ----------     ----------      ----------     ----------

Total Cash Costs (thousands)         $   12,900     $   10,237      $    1,412     $   24,549

Add/(Subtract):
   Third Party Smelting Costs              (366)        (2,882)         (3,021)        (6,269)
   By-Product Credit                      9,058          1,324          12,943         23,325
   Deferred Stripping Adjustment           (161)             -               -           (161)
   Change in Inventory                   (3,832)           454          (1,175)        (4,553)
                                     ----------     ----------      ----------     ----------
Production Costs                     $   17,599     $    9,133      $   10,159     $   36,891
                                     ==========     ==========      ==========     ==========

Six months ended June 30, 2002
                                      Rochester    Silver Valley   Cerro Bayo(1)      Total
                                     -----------   -------------   -------------   -----------
Production of Silver (ounces)         3,053,210      2,856,991         260,543      6,170,744

Cash Costs per ounce                 $     3.27     $     4.05      $     1.39     $     3.55
                                     ----------     ----------      ----------     ----------

Total Cash Costs (thousands)         $   9,970      $   11,582      $      363     $   21,915

Add/Subtract:
   Third Party Smelting Costs              (484)        (4,010)              -         (4,494)
   By-Product Credit                     10,107          1,683           1,874         13,664
   Deferred Stripping Adjustment           (117)             -               -           (117)
   Change in Inventory                    6,819             17          (3,528)         3,308
                                     ----------     ----------      ----------     ----------
Production Costs                     $  26,295      $    9,272      $   (1,291)    $   34,276
                                     ==========     ==========      ==========     ==========

(1)  The Cerro Bayo mine commenced production in the second quarter of 2002.

Other Expenses

     Depreciation and amortization increased in the six months ended June 30, 2003 by $4.3 million, from the prior year's comparable period, primarily due to increased depletion recorded at the Cerro Bayo mine in conjunction with commencement of commercial production at the mine.

     Administrative and general expenses increased in the six months ended June 30, 2003 compared to the same period in 2002 by $0.9 million due to increased financing activities.

     Exploration expenses increased by $0.6 million in the six months ended June 30, 2003 compared to the same period in 2002 as a result of the Company's expanded exploration activities in the Cerro Bayo/Martha mine property areas.

     Pre-feasibility expenses decreased by $1.0 million due to lower pre-feasibility expenses on the San Bartolome project in six months ended June 30, 2003 as compared to the same period of 2002.

     Interest expense decreased in the six months ended June 30, 2003 compared with the six months ended June 30, 2002 to $4.0 million from $9.8 million as a result of a decrease in the Company's overall debt level because of exchanges of debt for equity.

     During the six months ended June 30, 2003, the Company recorded a loss on the early retirement of debt of $28.2 million compared to $2.9 million recorded in the same period of 2002.

Cumulative Effect of Accounting Change

     Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle in the first year of implementation and resulted in a charge of $2.3 million in the first quarter of 2003. (See "Critical Accounting Policies and Estimates - Reclamation and Remediation Costs" below.)

Net Loss

     As a result of the aforementioned factors, the Company's net loss amounted to $35.6 million, or $0.26 per share, in the six months ended June 30, 2003 compared to a net loss of $22.8 million, or $0.38 per share, in the same period of 2002.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

     The Company's working capital at June 30, 2003, increased by $14.5 million to approximately $20.8 million compared to $6.6 million at December 31, 2002. The increase was primarily attributed to $24 million of cash provided by financing activities. The ratio of current assets to current liabilities was 1.6 to 1.0 at June 30, 2003 compared to 1.2 to 1.0 at December 31, 2002.

     Net cash used in operating activities in the three months ended June 30, 2003 was $3.0 million compared to net cash provided by operating activities of $0.1 million in the three months ended June 30, 2002. The decrease in operating cash flow of $3.1 million is primarily the result of increased inventory levels associated with increased production levels at the Cerro Bayo/Martha Mines. Net cash provided by investing activities in the second quarter of 2003 was $15.1 million compared to net cash used in investing activities of $1.4 million in the prior year's comparable period. The increase in cash provided by investing activities primarily resulted from an increase in short-term investments purchased with the proceeds from the issuance of the 9% Notes. Net cash used in financing activities was $11.9 million in the second quarter of 2003, compared to cash provided of $4.6 million in the second quarter of 2002. The decrease was primarily a result of retirement of debt of $22.4 million offset by proceeds on issuance of common stock of $11.5 million. As a result of the above, cash and cash equivalents increased by $0.2 million in the second quarter of 2003 compared to an increase of $3.2 million for the comparable period in 2002.

     Net cash used in operating activities in the six months ended June 30, 2003 was $4.3 million compared to net cash used in operating activities of $5.4 million in the six months ended June 30, 2002. The increase in operating cash flow of $1.1 million is primarily the result of increased inventory levels associated with increased production levels at the Cerro Bayo/Martha Mines. Net cash used in investing activities in the six months ended June 30, 2003 was $9.2 million compared to net cash used in investing activities of $1.8 million in the prior year's comparable period. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures at the Cerro Bayo and Rochester mines. Net cash provided by financing activities was $24.0 million in the six months ended June 30, 2003, compared to cash provided of $4.5 million in the same period of the prior year. The increase was primarily a result of proceeds on issuance of common stock of $11.5 million and proceeds on the issuance of long-term debt of $33.3 million offset in part by retirement of debt of $22.4 million. As a result of the above, cash and cash equivalents increased by $10.4 million in the first half of 2003 compared to decrease of $2.8 million for the comparable period in 2002.

Debt and Capital Resources

     The Company has improved its working capital position since December 31, 2002 by completing the issuance of $37.2 million of the 9% Convertible Senior Subordinated Notes due February 2007 (the "9% Notes"). The Company will continue to make debt reduction and/or restructuring one of its primary objectives during the next twelve months and believes its debt may be further reduced by additional conversions of 13 3/8% Notes into common equity during the remainder of this year. The Company also received proceeds of $11.5 million from the sale of common stock in the second quarter of 2003. At June 30, 2003, the Company had $19.5 million of cash and approximately $5.4 million available under its working capital facility. Production ounces and production costs are near budget for the year. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. However, the Company may continue to seek various forms of financing in the future.

2003 Exchanges and Conversions

     During the six months ended June 30, 2003, the holders of an additional $2.8 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the "Series I 13 3/8% Notes") converted their notes, under their original terms, into a total of 2.2 million shares of common stock, including make whole interest payments.

     During the six months ended June 30, 2003, the holders of the 6 3/8% Debentures due January 2004 (the "6 3/8% Debentures") exchanged $26.9 million principal amount for 15.8 million shares of common stock and holders of the 7 1/4% Debentures due October 2005 (the "7% Debentures") exchanged $1.7 million principal amount for 1.1 shares of common stock. In connection with these exchanges, the Company reported a loss on the early retirement of debt of $28.2 million in the first half of 2003.

Issuance of 9% Convertible Senior Subordinated Notes

     On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Notes. The net proceeds were approximately $33.3 million. The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest is payable semi-annually on February 15 and August 15 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes are redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash.

     On March 7, 2003, the Company called for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Debentures. The debt was retired on April 7, 2003.

Issuance of Common Stock

     On May 23, 2003, the Company sold 8.1 million shares of common stock to an institutional investor for an aggregate of $10 million, or $1.23 per share. The Company also granted the investor an option, exercisable within 30 days, to purchase an additional 1.2 million shares of common stock at a price of $1.23 per share. The proceeds of the sale were used for general corporate purposes and working capital needs, including the repayment of 13 3/8% Notes and 6 3/8% Debentures. On June 20, 2003, the Company sold 1.2 million shares of common stock to the institutional investor for an aggregate of $1.5 million, or $1.23 per share, in connection with the above-referenced option. The sales of shares were effected under the Company's shelf registration statement.

Subsequent Events

     Effective as of July 10, 2003, Coeur d'Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company will be exchanged for or converted into shares of the Company's common stock, (the "Common Stock"). The Company and each of the holders of the Company's 9% Notes entered into an Early Conversion Agreement. The amount of principal to be converted under the Early Conversion Agreements is $32.6 million, and the common shares to be issued, including interest, is approximately 27.5 million. After giving effect to the exchanges contemplated by the Early Conversion Agreements, an aggregate of $4.6 million of 9% Notes will remain outstanding. The Company expects to record an estimated loss on early retirement of debt of $4.3 million in the third quarter of 2003 in conjunction with these transactions.

     In connection with the Early Conversion Agreements, the Company, the holders of the 9% Notes and the trustee under the indenture with respect to the 9% Notes also amended such indenture. The amendments are set forth in a Supplemental Indenture, dated July 15, 2003. Together with the Early Conversion Agreements, the Supplemental Indenture provides that:

     (i) the holders of the remaining 9% Notes will not convert such 9% Notes until the earlier of the Company's next annual shareholders meeting, at which time the approval of the Company's shareholders to issue shares in excess of the NYSE 20% limitation will be sought, or June 30, 2004;

     (ii) until that time, or if the stockholder approval is not obtained, any optional redemption by the Company of the remaining 9% Notes will be at a price equal to the greater of the current redemption price and the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit;

     (iii) if the stockholder approval is not obtained, holders of the 9% Notes, upon their election to convert, will receive, instead of shares of Common Stock, cash at a price equal to the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit; and

     (iv) each holder of 9% Notes agreed not to transfer more than 2 million shares of Common Stock to any transferee in one transaction or a series of transactions.

     In other exchanges subsequent to June 30, 2003, the Company issued an aggregate of 0.8 million shares of common stock for $1.0 million principal amount of the Company's 6 3/8% Debentures, and an aggregate of 0.3 million shares of common stock for $0.4 million principal amount of the Company's 7 1/4% Debentures. The Company expects to record a loss on early retirement of debt of $1.5 million in the third quarter of 2003 in conjunction with these transaction.

     On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company's subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of share was effected pursuant to the Company's shelf registration statement.

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

     On March 16, 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement in principle to settle the lawsuit, which represents the only suit in which the Company has been named as a party. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification coverage under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property (i.e., the former Coeur Mine site) and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement and continuing for 15 years thereafter, the Company will be obligated to pay net smelter royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

Lawsuit to Recover Inventory

     During the first quarter of 2000, Handy & Harman Refining Group, Inc. ("Handy & Harman"), to which the Rochester Mine had historically sent approximately 50% of its dore, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that had been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman's Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. This suit has been settled by a payment to the Company in the amount of $50,000. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company's draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. Settlement negotiations resulted in an agreement with the liquidating custodian for settlement of his claim. The sum of $70,000 will be paid by the Company. This payment will be deducted from a payment due to the Company in the amount of approximately $222,000. On July 10, 2003, the court approved the settlement. The appeal period for the order is 10 days following its entry.

Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First District (Lawsuit No. 2002131) in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d'Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the complaint. The court struck the amended complaint and a second amended complaint has been filed. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

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

     As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $227.0 million in 1998, $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001 and $81.2 million in 2002, respectively. As of June 30, 2003, we were required to make fixed payments on the following securities:

     o $5.9 million principal amount of our 6 3/8% Convertible Subordinated Debentures 2004, requiring annual interest payments of approximately $0.4 million until their maturity on January 31, 2004;

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

     Effective as of July 10, 2003, Coeur d'Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company will be exchanged for or converted into shares of the Company's common stock (the "Common Stock"). The total number of shares of Common Stock to be issued with respect to the $32.6 million principal amount of 9% Notes is 27.5 million. After giving effect to the exchanges contemplated by these agreements, an aggregate of $4.6 million of 9% Notes will remain outstanding.

     In connection with the agreements to exchange or convert indebtedness, the Company, the holders of the 9% Notes and the trustee under the indenture with respect to the 9% Notes also amended such indenture. The amendments are set forth in a Supplemental Indenture, dated July 15, 2003. Together with the agreements, the Supplemental Indenture provides that:

          (i) the holders of the remaining 9% Notes will not convert such 9% Notes until the earlier of the Company's next annual shareholders meeting, at which time the approval of the Company's shareholders to issue shares in excess of the NYSE 20% limitation will be sought, or June 30, 2004;

          (ii) until that time, or if the stockholder approval is not obtained, any optional redemption by the Company of the remaining 9% Notes will be at a price equal to the greater of the current redemption price and the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit;

          (iii) if the stockholder approval is not obtained, holders of the 9% Notes, upon their election to convert, will receive, instead of shares of Common Stock, cash at a price equal to the then market value of the number of shares into which the remaining 9% Notes would be convertible, but for the operation of the NYSE 20% limit; and

          (iv) each holder of 9% Notes agreed not to transfer more than 2 million shares of Common Stock to any transferee in one transaction or a series of transactions.

     In other exchanges subsequent to June 30, 2003, the Company issued an aggregate of .08 million shares of common stock for $1.0 million principal amount of the Company's 6.375% Convertible Subordinated Debentures due January 2004, and an aggregate of 0.3 million shares of common stock for $0.4 million principal amount of the Company's 7.25% Convertible Subordinated Debentures due October 2005.

     We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $20.8 million at June 30, 2003, and, if necessary, the sale of assets or equity or debt securities. We have recently been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $4.3 million for the first half of 2003 and $5.4 million for the first half of 2002. The availability of future cash flow from operations or working capital to fund the payment of interest on our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market price of silver and gold over which we have no control, is volatile and is at a level that adversely affects us.

     Because we derive greater than 61.3% of our revenues from sales of silver and gold, our earnings are directly related to the price of these metals.

     Silver and gold prices fluctuate widely and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

     The market price of silver (Handy & Harman) and gold (London Final) on July 21, 2003 was $4.79 and $350 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holder, and a general global economic slowdown.

     If the prices of silver and gold become depressed for a sustained period, our net losses will continue, we may suspend mining at one or more of our properties until the price increases, and we may be required to record additional asset impairment write-downs pursuant to SFAS 144 (as discussed below).

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

     Recognizing impairment write-downs has negatively impacted our results of operations in recent years. We have recorded significant write-downs of our mining properties in recent years, amounting to $16.2 million in 1999, $12.2 million in 2000, $6.1 million in 2001 and $19.0 million in 2002. The 1999 write-downs consisted of $16.2 million at the Yilgarn Star Mine in Australia. The 2000 write-down included an impairment of $12.2 million for our investment in Gasgoyne Gold Mines NL. The 2001 write-down consisted of an additional impairment of $6.1 million at the Kensington property, in addition to the $121.5 million written-off in 1998. The 2002 write-down consisted of a $19.0 million impairment at Coeur Silver Valley.

     While we do not believe that any of our other properties presently require a write-down pursuant to SFAS No. 144, if silver prices become depressed for a sustained period of time and/or we fail to reduce production costs or expand mineable ore reserves at our mining properties, we may recognize further asset write-downs.

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

     Certain of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act
(RCRA). If the EPA designates these wastes as hazardous under RCRA in the future, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures on the construction of hazardous waste disposal facilities. In addition, regardless of whether these wastes are designated as hazardous under RCRA, if they cause contamination in or damage to the environment at a mining facility, such facility may be designated as a "Superfund" site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government's cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which incorporates the CWA. Airborne emissions are subject to controls under the air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. In the context of environmental permitting, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays.

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

     The insurance company that issued the surety bond required under Nevada law to cover our estimated $21.8 million of future mine closure reclamation costs relating to the Rochester Mine filed for liquidation in the first quarter of 2001. We have reached an agreement with this insurance company and the State of Nevada regarding financial assurance for reclamation costs at the Rochester Mine. This settlement requires us to make an initial payment of a premium at policy inception, a large portion of which is placed in a "Reclamation" Experience account (R.E.A.) intended to pay for the reclamation expenses insured under the policy as they occur. The policy is also designed to provide the insured mine owner with the benefit of regulatory risk transfer by providing a limit of liability that is significantly greater than the estimated reclamation cost at policy inception. We estimate that the annual funding required by the settlement will be approximately $1.8 million, which adversely affects our working capital position.

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

     The market price of our common stock has been volatile and may decline in the future. The high and low closing sale prices of our common stock were $4.13 and $0.81 per share in 2000, $1.23 and $0.87 in 2001 and $2.50 and $0.78 in
2002. The closing sale price at July 21, 2003 was $1.51 per share.

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

     We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dore, which is the final product produced by the mine. We again sample and assay the dore. Finally, a third party smelter converts the dore into refined silver and gold bullion. At this point we are able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

     Our reported inventories include metals estimated to be contained in the ore on the leach pads of $31.2 million as of June 30, 2003. Of this amount, $14.0 million is reported as a current asset and $17.2 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

     The following is a description of the changes to the Company's asset retirement obligations from January 1 to June 30, 2003:

     Assets:                                                    2003
                                                           --------------
                                                           (in thousands)
     Asset Retirement Obligation - January 1, 2003           $  20,662
     Accretion                                                     775
     Additions                                                       -
     Settlements                                                  (716)
                                                             ---------
     Asset Retirement Obligation - June 30, 2003             $  20,721

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

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company plans to adopt SFAS No. 149 on July 1, 2003 and does not expect a material impact on its financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial condition and results of operations.

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

     All of the Company's long-term debt at June 30, 2003 is fixed-rate based. The Company's exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

                                                                                         Fair
                                                                                         Value
(dollars in thousands)        2003      2004      2005     2006       2007     Total    6/30/03
-----------------------------------------------------------------------------------------------

Liabilities
   Long Term Debt
   Fixed Rate               $ 9,887   $ 5,873   $ 9,939   $     -   $37,185   $62,884   $63,228
   Average Interest Rate     9.166%    8.607%    8.681%    9.000%    9.000%

Derivative Financial
 Instruments
   Gold Forward
   Sales - USD                                                                              $276
     Ounces                  26,000    14,000         -         -         -    40,000
     Price Per Ounce           $331      $353         -         -         -

Foreign Currency
 Contracts                                                                                  $45
   Chilean Peso - USD       $ 2,035         -         -         -         -   $ 2,035
   Exchange Rate                708         -         -         -         -
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

Item 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of June 30, 2003. There were no changes in the Company's internal control over financial reporting during the second quarter of 2003 that has materially affected, or is responsibly likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c)  Sale of Unregistered Securities

     On February 26, 2003, the Company privately sold $37.2 million principal amount of 9% Convertible Senior Subordinated Notes due February 2007 (the "9% Notes"). The offering was not underwritten. The 9% Notes were sold to a total of 12 institutional investors. The Company received net proceeds of approximately $33.8 million. Additional information regarding the 9% Notes and the private placement are set forth above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Issuance of 9% Convertible Senior Subordinated Notes" included under Item 2 of
Part I of this report. The 9% Notes were issued pursuant to an Indenture, dated as of February 26, 2003, between the Company and the Bank of New York, as trustee. Each of the institutional investors qualified as an "accredited investor" within the meaning of Rule 501(a) under the Act. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash. The private issuance of 9% Notes and common stock was exempt from registration under the Act in reliance upon Section 4(2) thereof.

     Pursuant to the terms of the Purchase Agreements, dated as of February 20, 2003, between the Company and the institutional investors and the related Registration Rights Agreements, dated as of February 26, 2003, between the Company and such institutional investors, as well as the Registration Rights Agreement, dated as of March 20, 2003, between the Company and the financial advisor, the Company filed Amendment No. 2 to its Registration Statement on Form S-3 on March 21, 2003, in order to register the 9% Notes that had been issued in the private placement (as well as the shares of common stock issuable upon conversion thereof and as interest thereon) and the shares of common stock issued in lieu of cash financial advisory fees for resale in the future by the holders thereof under the Act. This Registration Statement became effective on May 2, 2003.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 20, 2003. Of the Company's total 140,121,504 shares of common stock outstanding on April 7, 2003 (the record date), 107,480,297 shares (or 76.7% of the outstanding) were represented in person or by proxy at the Annual Meeting.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated:
Cecil D Andrus - 104,599,393 for and 2,880,904 withheld; James J. Curran - 105,772,749 for and 1,707,548 withheld; James A. McClure - 105,709,973 for and
1,770,324 withheld; Robert E. Mellor - 105,630,713 for and 1,849,584 withheld; John H. Robinson - 105,698,384 for and 1,781,913 withheld; Timothy R. Winterer -105,751,088 for and 1,729,209 withheld; J. Kenneth Thompson - 105,777,138 for and 1,703,159 withheld; and Dennis E. Wheeler - 104,625,139 for and 2,855,158 withheld.

     The second proposal was the proposed adoption of a new Long-Term Incentive Plan to replace an existing plan and the reservation of 6,800,000 shares of common stock under the terms of the plan commencing in 2004. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 100,017,600 shares for (representing 71.4% of the shares voting), 6,452,044 shares against with 1,010,653 shares abstaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------

             4.1 First Supplemental Indenture, dated as of July 15, 2003, by and between the Company and The Bank of New York, as trustee, relating to the Company's 9% Convertible Senior Subordinated Notes due February 26, 2007. (Incorporated herein by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K dated July 10, 2003 and filed on July 16, 2003).

            10.1 Common Stock Purchase Agreement, dated as of May 23, 2003, by and between the Company and the person signatory thereto. (Incorporated herein by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K dated and filed May 23, 2003).

            10.2 Form of Early Conversion Agreement, dated as of July 10, 2003, by and among the Company and each of the persons signatory and listed on Annex A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 10, 2003 and filed on July 16, 2003).

            10.3 Employment Agreement, dated as of June 9, 2003, between the Company and James R. Arnold (filed herewith).

            99.1        Certification by Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

            99.2        Certification by the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

            99.3 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification, required as Exhibit 32 under Item 601(a) of Regulation S-K, is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 2003, the Company filed Current Reports on Form 8-K dated May 14, 2003 (furnishing the Company's press release announcing quarterly results of operations - filed May 15, 2003 under Item 12); May 23, 2003 (reporting an event under Item 5 - filed May 23, 2003); and June 20, 2003 (reporting an event under Item 5 - filed June 23, 2003). Subsequent to the end of the quarter, the Company filed a Current Report on Form 8-K dated July 10, 2003 (reporting an event under Item 5 - filed on July 16, 2003).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                COEUR D'ALENE MINES CORPORATION
                                                (Registrant)



Dated July 24, 2003                             /s/ Dennis E. Wheeler
                                                -------------------------------
                                                DENNIS E. WHEELER
                                                Chairman and
                                                  Chief Executive Officer



Dated July 24, 2003                             /s/ James A.Sabala
                                                -------------------------------
                                                JAMES A. SABALA
                                                Executive Vice President and
                                                  Chief Financial Officer