Form 10-Q
period 2003-09-30
COEUR D ALENE MINES CORP
filed 2003-10-23
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003.

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from______to______

Commission file number 1-8641

COEUR D’ALENE MINES CORPORATION

(Exact name of registrant as specified in its charter)

Idaho	82-0109423

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PO Box I,
505 Front Ave.
Coeur d’Alene, Idaho	83816

(Address of principal executive offices)	(Zip Code)

(208) 667-3511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). YES [X] NO[  ]

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 209,956,369 shares were issued and outstanding as of October 21, 2003.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,925	$9,093
Short-term investments	7,282	518
Receivables and prepaid expenses, net	10,747	7,185
Ore on leach pad	15,682	11,082
Metal and other inventory	14,668	14,846

	135,304	42,724
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	85,538	76,194
Less accumulated depreciation	(51,923)	(49,531)

	33,615	26,663
MINING PROPERTIES
Operational mining properties	111,511	92,149
Less accumulated depletion	(88,099)	(71,833)

	23,412	20,316
Non-producing and developmental properties	25,125	28,129
Mineral interests	20,125	18,825

	68,662	67,270
OTHER ASSETS
Non-current ore on leach pad	15,676	15,474
Restricted investments	8,710	13,108
Debt issuance costs, net	295	1,034
Marketable securities	556	915
Other	5,860	5,900

	31,097	36,431

TOTAL ASSETS	$268,678	$173,088

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(In Thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,855	$5,962
Accrued liabilities	5,178	4,334
Accrued interest payable	396	1,610
Accrued salaries and wages	4,219	5,594
Current portion of remediation costs	1,201	926
13 3/8% Convertible Senior Subordinated Notes due December 2003	—	12,735
6 3/8% Convertible Subordinated Debentures due January 2004	4,876	—
Current portion of bank financing	6,265	4,918

	28,990	36,079
LONG-TERM LIABILITIES
6 3/8% Convertible Subordinated Debentures due January 2004	—	55,132
7 1/4% Convertible Subordinated Debentures due October 2005	9,563	11,665
9% Convertible Senior Subordinated Notes due February 2007, net of discount	4,245	—
Reclamation and mine closure	20,985	14,458
Other long-term liabilities	8,522	8,456

	43,315	89,711
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, par value $1.00 per share-authorized 250,000,000 shares, issued 211,011,876 and 119,653,267 at September 30, 2003 and December 31, 2002 (1,059,211 shares held in treasury)	211,012	119,653
Additional paid in capital	532,404	420,863
Accumulated deficit	(532,713)	(479,207)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,140)	(821)

	196,373	47,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,678	$173,088

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In Thousands, except per share data)
REVENUES
Sales of metal	$23,375	$24,424	$78,108	$60,458
Interest and other	326	2,110	1,071	5,201

Total revenues	23,701	26,534	79,179	65,659
COSTS AND EXPENSES
Production	18,849	24,648	55,740	58,924
Depreciation and depletion	3,256	2,719	12,955	8,130
Administrative and general	2,776	1,155	8,241	5,724
Exploration	1,154	786	3,367	2,397
Pre-feasibility	463	518	1,229	2,300
Interest	6,703	7,583	10,726	17,431
Other holding costs	2,602	1,464	4,171	2,924
Loss on exchange and early retirement of debt	5,769	—	33,957	2,920

Total cost and expenses	41,572	38,873	130,386	100,750

NET LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(17,871)	(12,339)	(51,207)	(35,091)
Income tax benefit	—	—	7	—

NET LOSS BEFORE CUMULATIVE EFFECT IN CHANGE IN ACCOUNTING PRINCIPLE	(17,871)	(12,339)	(51,200)	(35,091)
Cumulative effect of change in accounting principle	—	—	(2,306)	—

NET LOSS	(17,871)	(12,339)	(53,506)	(35,091)
Other comprehensive income (loss)	78	(574)	(319)	(1,051)

COMPREHENSIVE LOSS	$(17,793)	$(12,913)	$(53,825)	$(36,142)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock outstanding	183,102	87,742	153,679	69,354

Net loss per common share before cumulative effect of change in accounting principle	$(0.10)	$(0.14)	$(0.33)	$(0.51)
Cumulative effect of change in accounting principle per share	—	—	(0.02)	—

Net loss per common share	$(0.10)	$(0.14)	$(0.35)	$(0.51)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,871)	$(12,339)	$(53,506)	$(35,091)
Add (deduct) non-cash items:
Depreciation and depletion	3,256	2,719	12,955	8,130
Loss on early retirement of debt	5,769	—	33,957	2,920
Non-cash interest expense	7,088	4,235	8,191	9,623
Cumulative effect of change in accounting method	—	—	2,306	—
Other charges	357	294	1,089	1,212
Changes in Operating Assets and Liabilities:
Receivables and prepaid expenses	(1,438)	(1,758)	(3,562)	(2,193)
Inventories	612	4,914	(4,624)	6,288
Accounts payable and accrued liabilities	2,029	(338)	(1,341)	1,416

CASH USED IN OPERATING ACTIVITIES	(198)	(2,273)	(4,535)	(7,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(9,303)	(8,900)	(82,256)	(9,682)
Proceeds from sales of short-term investments	8,618	9,116	80,128	12,800
Expenditures on mining assets	(7,391)	(3,200)	(15,102)	(7,931)
Other	312	(193)	225	(209)

CASH USED IN INVESTING ACTIVITIES	(7,764)	(3,177)	(17,005)	(5,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of debt	(61)	—	(22,453)	(9,427)
Proceeds from issuance of long-term debt, net of issuance costs	—	(192)	33,268	13,858
Proceeds from issuance of common stock, net of issuance costs	75,998	—	87,498	—
Bank Borrowings on working capital facility	6,265	—	22,868	—
Payments to Bank on working capital facility	(6,810)	—	(21,714)	—
Other	(32)	904	(95)	789

CASH PROVIDED BY FINANCING ACTIVITIES:	75,360	712	99,372	5,220

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,398	(4,738)	77,832	(7,497)
Cash and cash equivalents at beginning of period	19,527	11,955	9,093	14,714

Cash and cash equivalents at end of period	$86,925	$7,217	$86,925	$7,217

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

          Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net loss.

          Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

          The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods.

          The Company reported ore on leach pads of $31.4 million as of September 30, 2003. Of this amount, $15.7 million is reported as a current asset and $15.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

          Metal Inventories and Other: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and doré inventory include product at the mine site and product held by refineries and are also valued at lower of cost or market.

          Property, Plant, and Equipment: Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based on estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

          Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in interest and other income.

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

          Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized property and mineral costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have a material effect on the Company’s financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

          Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 2003 and December 31, 2002, the Company had certificates of deposit under these agreements of $8.7 million and $13.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

          Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.5 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At September 30, 2003 and December 31, 2002 the carrying amount of the deferred stripping costs were $1.3 million and $1.5 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the three and nine months ended September 30, 2003 were $0.1 million and $0.2 million, respectively, and for the three- and nine- month periods ended September 30, 2002 were $0.0 million and $0.1 million, respectively.

          Reclamation and Remediation Costs: The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of FASB No. 143 and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations we have used current information, assumptions, and interest rates. Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements.

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

The following is a description of the changes to the Company’s asset retirement obligations from January 1 to September 30, 2003:

2003

(in thousands)
Assets:
Asset Retirement Obligation – January 1, 2003	$20,662
Accretion	1,162
Additions	—
Settlements	(1,039)

Asset Retirement Obligation – September 30, 2003	$20,785

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

          Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

          The Company has operating loss carryforwards which expire in 2008 through 2020 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

           Comprehensive Loss: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Unrealized loss on marketable securities	$35	$(361)	$(417)	$(837)
Change in fair value of derivative hedging, net of settlement	43	(213)	98	(214)

Other comprehensive income (loss)	$78	$(574)	$(319)	$(1,051)

          Loss Per Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three- and nine- month periods ended September 30, 2003 and 2002.

          Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C - ORE ON LEACH PADS

          Ore on leach pad consists of the following:

	September 30,	December 31,
	2003	2002

Ore on leach pad – Current	$15,682	$11,082
Ore on leach pad – Non-current	15,676	15,474

Total ore on leach pads	$31,358	$26,556

NOTE D - METAL AND OTHER INVENTORIES

          Inventories consist of the following:

	September 30	December 31,
	2003	2002

Concentrate and dorè inventory	$10,295	$10,189
Supplies	4,373	4,657

	$14,668	$14,846

NOTE E – INCOME TAXES

          The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has operating loss carryforwards which expire in 2008 through 2020 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The amount recognized in the nine months ended September 30, 2003 relates to a cash refund received during the quarter.

NOTE F - LONG-TERM DEBT AND SUPPLEMENTAL CASH FLOW INFORMATION

          On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of the Company’s 9% Senior Subordinated Notes due February 2007 (the “9% Notes”). The net proceeds were approximately $33.3 million. The 9% Notes are senior in right of payment to the 6 3/8% and 7 ¼% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest is payable semi-annually on February 15 and August 15 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes are redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash.

          On March 7, 2003, the Company used the proceeds received on the 9% Notes in part to call for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Debentures. The debt was retired on April 7, 2003.

          In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

          Effective as of July 10, 2003, Coeur d’Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company was exchanged for or converted into shares of the Company’s common stock, (the “Common Stock”). The Company and each of the holders of the 9% Notes entered into an Early Conversion Agreement. The amount of principal converted under the Early Conversion Agreements was $32.6 million, and the common shares issued, including interest, was approximately 27.5 million. After giving effect to the exchanges contemplated by the Early Conversion Agreements, an aggregate of $4.6 million of 9% Notes remains outstanding. The Company recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with these transactions.

          In connection with the Early Conversion Agreements, the Company, the holders of the 9% Notes and the trustee under the indenture with respect to the 9% Notes also amended such indenture. The amendments are set forth in a Supplemental Indenture, dated July 15, 2003. Together with the Early Conversion Agreements, the Supplemental Indenture provides that:

(i) the holders of the remaining 9% Notes will not convert such 9% Notes until the earlier of the Company’s next annual shareholders meeting, at which time the approval of the Company’s shareholders to issue shares in excess of the NYSE 20% limitation will be sought, or June 30, 2004;

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

          In addition, during the third quarter of 2003, the Company issued an aggregate of 0.8 million shares of common stock for $1.0 million principal amount of the Company’s 6 3/8% Debentures, and an aggregate of 0.3 million shares of common stock for $0.4 million principal amount of the Company’s 7 ¼% Debentures.

          During the first nine months of 2003, holders of $12.7 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “Series I 13 3/8% Notes”) voluntarily converted such notes, in accordance with their original terms, into approximately 9.6 million shares of common stock, including payment for make whole provision for interest expense.

          During the first nine months of 2003, the Company repurchased $27.9 million and $2.1 million principal amount of its outstanding 6 3/8% and 7 ¼% Convertible Subordinated Debentures, respectively, in exchange for 18.5 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $29.6 million, including 0.6 million shares of common stock issued as payment for interest expense as part of the transaction.

          During the third quarter of 2002, holders of $9.9 million of the Series I 13 3/8% Notes voluntarily converted such notes into approximately 7.3 million shares of Common Stock. In addition, 0.8 million shares of common stock were issued as payment for $1.4 million of interest expense on the Series I 13 3/8% Notes.

          During the third quarter of 2002 holders of $14.1 million of Series II 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “Series II 13 3/8% Notes”) voluntarily converted such notes into approximately 10.4 million shares of common stock. The Series I 13 3/8% Notes and the Series II 13 3/8% Notes are collectively referred to hereinafter as the “13 3/8% Notes.” In addition, 1.7 million shares of common stock were issued as payment for $2.8 million of interest expense on the Series II 13 3/8% Notes.

          During the first nine months of 2002, the Company repurchased $13.7 million, $0.8 million and $0.3 million principal amount of its outstanding 6%, 6-3/8% and 7-¼% Convertible Subordinated Debentures, respectively, in exchange for 15.3 million shares of common stock and recorded a loss on retirement of debt of approximately $2.9 million. In addition, holders of $25.9 million of the Series I 13 3/8% Notes and $14.1 million of the Series II 13 3/8% Notes voluntarily converted such Notes, under the terms of the indentures, into approximately 29.6 million shares of common stock. The Company also issued 6.2 million shares of common stock as payment of interest expense on the 13 3/8% Notes.

NOTE G – ISSUANCES OF COMMON STOCK

          During the third quarter of 2003, the Company completed a public offering of 23,730,250 shares of common stock at a public offering price of $3.40 per share, which included 3,095,250 shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount and other expenses, of approximately $76.0 million.

          On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of shares was effected pursuant to the Company’s shelf registration statement

          During the first nine months of 2003, the Company issued 1.2 million shares of common stock in conjunction with its long-term incentive program.

     On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of share was effected pursuant to the Company’s shelf registration statement.

     On May 23, 2003, the Company sold 8.1 million shares of common stock to an institutional investor for an aggregate of $10 million, or $1.23 per share. The Company also granted the investor an option, exercisable within 30 days, to purchase an additional 1.2 million shares of common stock at a price of $1.23 per share. The proceeds of the sale were used for general corporate purposes and working capital needs, including the repayment of 13 3/8% Notes and 6 3/8% Debentures. On June 20, 2003, the Company sold 1.2 million shares of common stock to the institutional investor for an aggregate of $1.5 million, or $1.23 per share, in connection with the above-referenced option. The sales of shares were effected under the Company’s shelf registration statement.

NOTE H - SEGMENT REPORTING

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

     The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties, and the Company’s exploration programs. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Cominco Ltd.), and Japan (DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Morgan Stanley, Mitsui and Standard Bank.

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

Segment Reporting
(In Thousands)	Rochester	Silver Valley	Cerro Bayo	Exploration	Other	Total

Nine Months Ended September 30, 2003
Total net sales and revenues	$33,390	$11,340	$33,586	$120	$743	$79,179

Depreciation and depletion	$4,094	$1,082	$7,566	$32	$181	$12,955
Interest income	—	—	$3	—	$228	$231
Interest expense	5	—	$355	—	$10,366	$10,726
Income tax (credit) expense	—	—	—	—	$(7)	$(7)
Loss on early retirement of debt	—	—	—	—	$(33,957)	$(33,957)
Profit (loss)	$4,705	$(1,331)	$15,384	$(2,102)	$(10,225)	$6,431
Segment assets (A)	$68,090	$9,303	$31,051	$20,929	$29,677	$159,050
Capital expenditures for property	$9,559	$1,979	$2,967	$325	$272	$15,102
Nine Months Ended September 30, 2002
Total net sales and revenues	$38,515	$18,178	$6,117	$3,126	$(277)	$65,659

Depreciation and depletion	$2,915	$2,418	$2,496	$33	$268	$8,130
Interest income	—	—	$2	—	$244	$246
Interest expense	—	—	$19	—	$17,412	$17,431
Loss on early retirement of debt	—	—	—	—	$(2,920)	$(2,920)
Profit (loss)	$(2,626)	$3,785	$1,566	$(914)	$(8,421)	$(6,610)
Segment assets (A)	$57,603	$27,642	$32,415	$19,285	$29,917	$166,862
Capital expenditures for property	$769	$1,484	$3,136	$16	$35	$5,440

     Notes:

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting	Nine Months Ended September 30,
(In Thousands)	2003	2002

(Loss)
Total profit (loss) from reportable segments	$6,431	$(6,610)
Depreciation, depletion and amortization expense	(12,955)	(8,130)
Interest expense	(10,726)	(17,431)
Other	(33,957)	(2,920)

Loss before income taxes	$(51,207)	$(35,091)

	September 30,
	2003	2002

Assets
Total assets for reportable segments	159,050	$166,862
Cash and cash equivalents	86,925	7,217
Short-term investments	7,282	199
Other assets	15,421	18,533

Total consolidated assets	$268,678	$192,811

Geographic Information		Long-Lived
(In thousands)	Revenues	Assets

September 30, 2003
United States	$45,473	$64,437
Chile	33,490	16,260
Other Foreign Countries	216	21,580

Consolidated Total	$79,179	$102,277

		Long-Lived
	Revenues	Assets

September 30, 2002
United States	$56,416	$73,251
Chile	9,395	21,836
Other Foreign Countries	(152)	21,234

Consolidated Total	$65,659	$116,321

Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE I - HEDGING

     For the nine months ended September 30, 2003 the Company recorded a realized loss of approximately $1.0 million in connection with its gold hedge program. The Company has 27,000 ounces in forward sales in its gold protection program, whereby over the next eighteen months the Company will receive an average price of $343 per ounce.

     The following table summarizes the information at September 30, 2003 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For gold call options and amortizing forward sales, the table presents ounces contracted to be delivered and the related average price per ounce in U.S. dollars. For foreign currency exchange contracts, the table presents the notional amount in Chilean Pesos to be purchased along with the average foreign exchange rate.

									Fair
									Value
(dollars in thousands)	2003		2004	2005	2006	2007	Thereafter	Total	9/30/03

Liabilities
Long Term Debt (prior to exchange)									$19,082
Fixed Rate	$		$4,876	$9,563	$—	$4,605	$—	$19,044
Average Interest Rate		7.449%	7.778%	7.891%	9.000%	9.000%	—
Derivative Financial
Instruments
Gold Forward
Sales - USD									$(1,218)
Ounces		13,000	14,000	—	—	—	—	27,000
Price Per Ounce		$332	$353	—	—	—	—	$343
Foreign Currency
Contracts
Chilean Peso - USD		$925	—	—	—	—	—	$925	$88
Exchange Rate		710	—	—	—	—	—	710
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

NOTE J - STOCK-BASED COMPENSATION

     In December, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. At September 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Employee compensation cost reflected in net income for the nine months ended September 30, 2003 was $0.3 million for restricted stock granted under this plan and no compensation cost is reflected for options granted as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands except per share data)	2003	2002	2003	2002

Net loss attributable to Common shareholders	$(17,871)	$(12,339)	$(53,506)	$(35,091)
Unaudited net loss pro forma	$(17,881)	$(12,349)	$(53,536)	$(35,121)
Basic and diluted net loss per share as reported	$(0.10)	$(0.14)	$(0.35)	$(0.51)
Unaudited basic and diluted net loss per share pro forma	$(0.10)	$(0.14)	$(0.35)	$(0.51)

     The provisions of SFAS 148 will not have a material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time.

NOTE K - LITIGATION AND OTHER EVENTS

Federal Natural Resources Action

     On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged response costs and damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

     The suit was settled and pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement and continuing for 15 years thereafter, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter return royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter return royalty on gold production if the price of gold exceeds $325 per ounce. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

Private Property Damage Action

     On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First Judicial District in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d’Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking several of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the amended complaint. The court struck the amended complaint and a second amended complaint has been filed. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

State of Maine and State of Idaho Superfund Sites Related to Callahan Mining Corporation

     During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940’s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

     During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960’s, shut the operations down in the early 1970’s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash cost per ounce measurement.

General

     The results of the Company’s operations are significantly affected by the market prices of silver and gold which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

     The average prices of silver (Handy & Harman) and gold (London Final) for the first nine months of 2003 were $4.78 and $354 per ounce, respectively. The market prices of silver and gold on October 21, 2003 were $5.10 per ounce and $378 per ounce, respectively.

     The Company’s operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, the Cerro Bayo mine in Chile, and the Mina Martha mine in Argentina.

     This document contains numerous forward-looking statements relating to the Company’s gold and silver mining business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the Company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company’s future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

ROCHESTER MINE
Silver ozs.	1,717,947	1,717,151	4,160,993	4,770,361
Gold ozs.	15,346	18,885	41,237	52,440
Cash Costs per oz./silver	$3.66	$2.83	$4.61	$3.11
Full Costs per oz./silver	$4.43	$3.44	$5.54	$3.87
GALENA MINE
Silver ozs.	437,249	1,188,262	2,733,716	4,045,253
Cash Costs per oz./silver	$5.46	$4.54	$4.62	$4.20
Full Costs per oz./silver	$5.91	$5.34	$4.96	$4.91
CERRO BAYO/MARTHA MINE(A)
Silver ozs.	1,150,751	881,691	3,775,953	1,141,891
Gold ozs.	15,220	15,089	52,173	21,000
Cash Costs per oz./silver	$1.18	$0.91	$0.73	$1.21
Full Costs per oz./silver	$2.41	$1.95	$2.48	$3.25
CONSOLIDATED PRODUCTION TOTALS
Silver ozs.	3,305,947	3,787,104	10,670,662	9,957,505
Gold ozs.	30,566	33,974	93,410	73,440
Cash Costs per oz./silver	$3.04	$2.92	$3.24	$3.33
Full Costs per oz./silver	$3.92	$3.69	$4.31	$4.22
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,144,852	3,544,409	10,911,567	9,569,566
Gold ozs. sold	29,258	30,472	97,287	65,992
Realized price per silver oz.	$4.77	$4.65	$4.71	$4.67
Realized price per gold oz.	$353	$315	$341	$306

     (A)  The Company commenced production in April 2002.

     See reconciliation of non-GAAP cash costs to GAAP production costs below under “Cost and Expenses”.

     Note: “Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specified period by the amount of silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating.

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

     Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Results of Operations - Costs and Expenses” set forth below:

Operating Highlights

South America

          Cerro Bayo (Chile). The Cerro Bayo property located in Southern Chile, the mine produced 1.2 million ounces of silver and 15,200 ounces of gold during the third quarter of 2003. Total cash costs for the latest three-month period was $1.18 per ounce compared to $0.91 in the third quarter of 2003. See “Cost and Expenses” below.

          Exploration at Cerro Bayo during the third quarter focused on reserve/resource delineation drilling of the Javiera, Wendy, Tranque Norte and Veronica veins. General reconnaissance exploration was also carried out on Coeur’s properties in the Santa Cruz Province of Argentina. Results obtained from drilling adjacent to the R-4 Zone on the Martha mine property and on the Malbec property located 10 miles north of the Martha mine have indicated the presence of mineralized zones.

          Production at Mina Martha progressed as planned. During the quarter, ore was mined from the open pit and underground workings. Open pit mining was completed during the third quarter of 2003. Current exploration is delineating both shallow, open pit reserves and a southeast extension of the R-4 Zone. A new geological model is being prepared for R-4 with this new information.

North America

          Rochester Mine (Nevada). Coeur’s Rochester mine produced 1.7 million ounces of silver and 15,300 ounces of gold, during the third quarter of 2003 compared to 1.7 million ounces of silver and 18,900 ounces of gold in the third quarter of the prior year. Cash costs for the latest three-month period increased to $3.66 per ounce as compared to $2.83 in the third quarter of 2002. The lower gold production and increased per ounce cash cost of production in the third quarter of 2003 as compared to the third quarter of 2002 were the result of the placement of lower grade ore on the leach pad, construction activities associated with the crusher relocation project, construction of a new off-pad haul road and ongoing reclamation activities. As a result, pit ore to the crusher was replaced with low-grade ore, which ultimately reduced ounce production. With all non-production related activities complete, pit production will resume as planned and ounce production is expected to increase and per ounce operating costs are expected to decrease over the next several quarters.

          Coeur Silver Valley - Galena Mine (Idaho). In the third quarter of 2003, silver production from Coeur Silver Valley was 0.4 million ounces, down 0.8 million ounces from the 1.2 million ounces produced in the third quarter of 2002. Total cash costs for the current quarter increased to $5.46 per ounce compared to $4.54 per ounce in the third quarter of the prior year. The decrease in production and the increase in per ounce cash costs is the result of the temporary suspension of operations during the third quarter as maintenance work on the mine’s hoist was completed to prepare the mine for future operations pursuant to a long-term development plan. Measures have been taken to address these short-term issues and to develop an operational base for future productivity improvements. Exploration drilling of targets from the 5200 level are planned during the remainder of 2003.

Exploration and Development Stage Projects

          San Bartolome (Bolivia). The final feasibility study at the San Bartolome silver project near Potosi, Bolivia is scheduled for completion near the end of the first quarter of 2004. The Company recently completed an independent ore reserves report for the San Bartolome project. As a result, the previously reported mineralized material containing 40.3 million tons of ore with an average grade of 3.14 per ton has been reclassified to proven and probable ore reserves of 35.3 million tons with an average grade of 3.48 ounces of silver per ton resulting in 123 million ounces of contained silver.

RESULTS OF OPERATIONS

          Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

          Sales of metal in the third quarter of 2003 were $23.4 million, a decrease of $1.0 million, or 4%, from the third quarter of 2002 sales of $24.4 million. The decrease in product sales of metal is primarily attributable to a decrease in the total ounces of silver and gold delivered during the third quarter of 2003 amounting to a $2.5 million decrease compared to the prior year’s comparable period, offset in part by increased realized prices for silver and gold amounting to $1.5 million.

          In the third quarter of 2003, the Company produced a total of 3.3 million ounces of silver and 30,600 ounces of gold, compared to 3.8 million ounces of silver and 34,000 ounces of gold in the third quarter of 2002. Silver production was down due to the temporary suspension of operations during the third quarter as maintenance work on the Galena mine’s hoist was completed. In the third quarter of 2003, the Company sold 3.1 million ounces of silver and 29,300 ounces of gold compared to 3.5 million ounces of silver and 30,500 ounces of gold for the same period in 2002. Realized silver and gold prices were $4.77 and $353 per ounce, respectively, in the third quarter of 2003 compared to $4.65 and $315 in the comparable quarter of 2002.

          Interest and other income in the third quarter of 2003 decreased by $1.8 million compared with the third quarter of 2002. The decrease was primarily due to a $1.3 million gain on disposal of the Petorca mine and $0.7 million of timber sales recorded in the third quarter of 2002, offset in part by $0.2 million of foreign exchange loss in the third quarter of 2002.

Costs and Expenses

          Production costs in the third quarter of 2003 decreased by $5.8 million, or 23.5%, from the third quarter of 2002 to $18.8 million. The decrease is the result of decreased production and production costs of $3.4 million at the Rochester mine and $3.3 million at the Galena mine, which were partially offset by a $0.9 million increase in operating costs at the Cerro Bayo mine.

          The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended September 30, 2003	Rochester	Silver Valley	Cerro Bayo(1)	Total

Production of Silver (ounces)	1,717,947	437,249	1,150,751	3,305,947
Cash Costs per ounce	$3.66	$5.46	$1.18	$3.04

Total Cash Costs (thousands)	$6,296	$2,387	$1,357	$10,040
Add/(Subtract):
Third Party Smelting Costs	(234)	(648)	(1,946)	(2,828)
By-Product Credit(2)	5,558	258	5,560	11,376
Deferred Stripping Adjustment	(80)	—	—	(80)
Change in Inventory	(280)	(476)	1,097	341

Production Costs	$11,260	$1,521	$6,068	$18,849

Three months ended September 30, 2002	Rochester	Silver Valley	Cerro Bayo(1)	Total

Production of Silver (ounces)	1,717,151	1,188,262	881,691	3,787,104
Cash Costs per ounce	$2.83	$4.54	$0.91	$2.92

Total Cash Costs (thousands)	$4,860	$5,400	$800	$11,060
Add/Subtract:
Third Party Smelting Costs	(307)	(1,801)	(708)	(2,816)
By-Product Credit (2)	5,932	667	4,748	11,347
Deferred Stripping Adjustment	117	—	—	117
Change in Inventory	3,651	506	549	4,706

Production Costs	$14,253	$4,772	$5,389	$24,414

     (1)  The Cerro Bayo mine commenced production in the second quarter of 2002.

     (2)  By-product credit for the value of metal sales other than silver, primarily gold and copper.

Other Expenses

          Depreciation and amortization increased in the third quarter of 2003 by $0.5 million, from the prior year’s third quarter, primarily due to increased depletion recorded at the Cerro Bayo mine in conjunction with commencement of commercial production at the mine during the second quarter of 2002.

          Administrative and general expenses increased in the third quarter of 2003 compared to the same period in 2002 by $1.6 million primarily due to reclassification of environmental costs associated with inactive properties from general administrative costs to other holdings costs.

          Exploration expenses increased by $0.4 million in the third quarter of 2003 compared to the same period in 2002 as a result of the Company’s expanded exploration activities in the Cerro Bayo/Martha mine property areas.

          Pre-feasibility expenses decreased by $0.1 million due to lower pre-feasibility expenses on the San Bartolomé project in the third quarter of 2003 as compared to the same quarter of 2002.

          Interest expense decreased in the third quarter of 2003 to $6.7 million compared with the third quarter of 2002 expense of $7.6 million as a result of a decrease in the Company’s overall debt level.

          Other holding costs increased in the third quarter over last year’s same period by $1.1 million due primarily to the temporary suspension of operations during the third quarter as maintenance work on the Galena mine’s hoist was completed.

          During the third quarter of 2003, the Company recorded a loss on the early retirement of debt of $5.8 million compared to $0 in the same period of 2002.

Net Loss

          As a result of the aforementioned factors, the Company’s net loss amounted to $17.9 million, or $0.10 per share, in the third quarter of 2003 compared to a net loss of $12.4 million, or $0.14 per share, in the third quarter of 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

          Sales of metal in the nine months ended September 30, 2003 were $78.1 million, an increase of $17.7 million, or 29%, from the same period of 2002 of $60.5 million. The increase in product sales of metal is attributable to increased production of silver and gold which accounted for $13.8 million, or 78%, of the increase, and higher realized gold prices which accounted for $3.8 million, or 22%, of the increase.

          In the nine months ended September 30, 2003, the Company produced a total of 10.7 million ounces of silver and 93,400 ounces of gold, compared to 10.0 million ounces of silver and 73,400 ounces of gold in the nine months ended September 30, 2002. In the nine months ended September 30, 2003, the Company sold 10.9 million ounces of silver and 97,300 ounces of gold compared to 9.6 million ounces of silver and 66,000 ounces of gold for the same period in 2002. The increase in silver and gold production is the result of the start-up of operations at the Cerro Bayo and Martha mines in the second quarter of 2002, which accounted for 3.8 million ounces of silver production and 52,200 ounces of gold production during the first nine months of 2003. Realized silver and gold prices were $4.71 and $341 per ounce, respectively, in the nine months ended September 30, 2003 compared to $4.67 and $306 in the comparable period of 2002.

          Interest and other income in the nine months ended September 30, 2003 decreased by $4.1 million compared with the same period of 2002. The decrease was primarily due to a gain on the sale of the Petorca mine of $1.3 million, $1.5 million from a business interruption claim at the Galena mine, $1.0 million from sales of investments and $0.7 million of timber sales at the Galena mine, partially offset by $0.6 million in foreign exchange variations in the second quarter of 2002.

Costs and Expenses

          Production costs in the nine months ended September 30, 2003 decreased by $3.2 million, or 5%, from the nine months ended September 30, 2002 to $55.7 million. The decrease is the result of reduced production costs at the Rochester and Silver Valley mines of $12.1 million and $3.4 million, respectively, offset in part by increased production costs at the Cerro Bayo mine of $12.3 million.

          The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Nine months ended September 30, 2003	Rochester	Silver Valley	Cerro Bayo(1)	Total

Production of Silver (ounces)	4,160,993	2,733,716	3,775,953	10,670,662
Cash Costs per ounce	$4.61	$4.62	$0.73	$3.24

Total Cash Costs (thousands)	$19,196	$12,623	$2,770	$34,589
Add/(Subtract):
Third Party Smelting Costs	(600)	(3,530)	(4,967)	(9,097)
By-Product Credit (2)	14,616	1,583	18,503	34,702
Deferred Stripping Adjustment	(241)	—	—	(241)
Change in Inventory	(4,112)	(22)	(79)	(4,213)

Production Costs	$28,859	$10,654	$16,227	$55,740

Nine months ended September 30, 2002	Rochester	Silver Valley	Cerro Bayo(1)	Total

Production of Silver (ounces)	4,770,361	4,045,253	1,141,891	9,957,505
Cash Costs per ounce	$3.11	$4.20	$1.21	$3.33

Total Cash Costs (thousands)	$14,836	$16,990	$1,382	$33,208
Add/(Subtract):
Third Party Smelting Costs	(791)	(5,811)	(708)	(7,310)
By-Product Credit	16,039	2,350	6,622	25,011
Deferred Stripping Adjustment	138	—	—	138
Change in Inventory	10,332	523	(2,978)	7,877

Production Costs	$40,554	$14,052	$4,318	$58,924

     (1)  The Cerro Bayo mine commenced production in the second quarter of 2002.

     (2)  By-product credit for the value of metal sales other than silver, primarily gold and copper.

Other Expenses

          Depreciation and amortization increased in the nine months ended September 30, 2003 by $4.8 million, from the prior year’s comparable period, primarily due to increased depletion recorded at the Cerro Bayo mine in conjunction with commencement of commercial production at the mine.

          Administrative and general expenses increased in the nine months ended September 30, 2003 compared to the same period in 2002 by $2.5 million due to increased financing activities associated with the Company’s ongoing financial restructuring, which was completed in the third quarter of 2003.

          Exploration expenses increased by $1.0 million in the nine months ended September 30, 2003 compared to the same period in 2002 as a result of the Company’s expanded exploration activities in the Cerro Bayo/Martha mine property areas.

          Pre-feasibility expenses decreased by $1.1 million due to lower pre-feasibility expenses on the San Bartolomé project in the nine months ended September 30, 2003 as compared to the same period of 2002.

          Interest expense decreased in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 to $10.7 million from $17.4 million as a result of a decrease in the Company’s overall debt level.

          During the nine months ended September 30, 2003, the Company recorded a loss on the early retirement of debt of $34.0 million compared to $2.9 million recorded in the same period of 2002.

Cumulative Effect of Accounting Change

          Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle in the first year of implementation and resulted in a charge of $2.3 million in the first quarter of 2003. (See “Critical Accounting Policies and Estimates – Reclamation and Remediation Costs” below.)

Net Loss

          As a result of the aforementioned factors, the Company’s net loss amounted to $53.5 million, or $0.35 per share, for the nine months ended September 30, 2003 compared to a net loss of $35.1 million, or $0.51 per share, for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

          The Company’s working capital at September 30, 2003, increased by $99.7 million to approximately $106.3 million compared to $6.6 million at December 31, 2002. The increase was primarily attributed to $99.4 million of cash provided by financing activities. The ratio of current assets to current liabilities was 4.7 to 1.0 at September 30, 2003 compared to 1.2 to 1.0 at December 31, 2002.

          Net cash used in operating activities in the three months ended September 30, 2003 was $0.2 million compared to net cash used in operating activities of $2.3 million in the three months ended September 30, 2002. The decrease in operating cash outflow of $2.1 million is primarily the result of increased production levels and lower production costs at the Cerro Bayo/Martha Mines. Net cash used in investing activities in the third quarter of 2003 was $7.8 million compared to net cash used in investing activities of $3.2 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in expenditures on mining assets associated with the crusher relocation project at the Rochester mine. Net cash provided by financing activities was $75.4 million in the third quarter of 2003, compared to cash provided of $0.7 million in the third quarter of 2002. The increase was primarily a result of proceeds on issuance of common stock of $76.0 million, offset in part by bank borrowing repayments of $0.5 million and retirement of debt of $0.1 million. As a result of the above, cash and cash equivalents increased by $67.4 million in the third quarter of 2003 compared to a decrease of $4.7 million for the comparable period in 2002.

          Net cash used in operating activities in the nine months ended September 30, 2003 was $4.5 million compared to net cash used in operating activities of $7.7 million in the nine months ended September 30, 2002. The decrease in operating cash outflow of $3.2 million is primarily the result of increased inventory levels associated with increased production levels at the Cerro Bayo/Martha Mines. Net cash used in investing activities in the nine months ended September 30, 2003 was $17.0 million compared to net cash used in investing activities of $5.0 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures at the Cerro Bayo and Rochester mines for increased development work and crusher relocation project. Net cash provided by financing activities was $99.4 million in the nine months ended September 30, 2003, compared to cash provided of $5.2 million in the same period of the prior year. The increase was primarily a result of proceeds on issuance of common stock of $87.5 million and proceeds on the issuance of long-term debt of $33.3 million offset in part by retirement of debt of $22.4 million. As a result of the above, cash and cash equivalents increased by $77.8 million in the first nine months of 2003 compared to a decrease of $7.5 million for the comparable period in 2002.

Debt and Capital Resources

          The Company has improved its working capital position since December 31, 2002 by completing a series of transactions designed to improve its capital structure. These transactions include:

Issuances of Common Stock

          During the third quarter of 2003, the Company completed a public offering of 23,730,250 shares of common stock at a public offering price of $3.40 per share, which included 3,095,250 shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $76.0 million.

          On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of share was effected pursuant to the Company’s shelf registration statement.

          On May 23, 2003, the Company sold 8.1 million shares of common stock to an institutional investor for an aggregate of $10 million, or $1.23 per share. The Company also granted the investor an option, exercisable within 30 days, to purchase an additional 1.2 million shares of common stock at a price of $1.23 per share. The proceeds of the sale were used for general corporate purposes and working capital needs, including the repayment of 13 3/8% Notes and 6 3/8% Debentures. On June 20, 2003, the Company sold 1.2 million shares of common stock to the institutional investor for an aggregate of $1.5 million, or $1.23 per share, in connection with the above-referenced option. The sales of shares were effected under the Company’s shelf registration statement.

Issuance and Conversion of 9% Convertible Senior Subordinated Notes

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

          On March 7, 2003, the Company called for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Debentures, which was funded by a portion of the proceeds received from the sale of the 9% Notes. The debt was retired on April 7, 2003.

          Effective as of July 10, 2003, Coeur d’Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company will be exchanged for or converted into shares of the Company’s common stock, (the “Common Stock”). The Company and each of the holders of the Company’s 9% Notes entered into an Early Conversion Agreement. The amount of principal converted under the Early Conversion Agreements was $32.6 million, and the common shares issued, including interest, was approximately 27.5 million. After giving effect to the exchanges contemplated by the Early Conversion Agreements, an aggregate of $4.6 million of 9% Notes remain outstanding. The Company recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with these transactions.

          In connection with the Early Conversion Agreements, the Company, the holders of the 9% Notes and the trustee under the indenture with respect to the 9% Notes also amended such indenture. The amendments are set forth in a Supplemental Indenture, dated July 15, 2003. Together with the Early Conversion Agreements, the Supplemental Indenture provides that:

(i) the holders of the remaining 9% Notes will not convert such 9% Notes until the earlier of the Company’s next annual shareholders meeting, at which time the approval of the Company’s shareholders to issue shares in excess of the NYSE 20% limitation will be sought, or June 30, 2004;

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

Exchanges and Conversions

          During the nine months ended September 30, 2003, the holders of $12.7 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “Series I 13 3/8% Notes”) converted their notes, under their original terms, into a total of 9.6 million shares of common stock, including make whole interest payments.

          During the nine months ended September 30, 2003, the holders of the 6 3/8% Debentures due January 2004 (the “6 3/8% Debentures”) exchanged $27.9 million principal amount for 17.1 million shares of common stock and holders of the 7 ¼% Debentures due October 2005 (the “7% Debentures”) exchanged $2.1 million principal amount for 1.4 million shares of common stock. In connection with these exchanges, the Company reported a loss on the early retirement of debt of $29.6 million in the first nine months of 2003.

Cash and Cash Equivalents

          At September 30, 2003, the Company had $86.9 million of cash and cash equivalents and approximately $5.7 million available under its working capital facility. Production ounces and production costs are near budget for the year. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. However, the Company may continue to seek various forms of financing in the future.

Litigation and Other Events

Federal Natural Resources Action

          On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged response costs and damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho as a result of alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

          The suit was settled and pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50%

of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make available certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement and continuing for 15 years thereafter, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter return royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter return royalty on gold production if the price of gold exceeds $325 per ounce. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

Private Property Damage Action

          On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in the Idaho District Court for the First Judicial District in Kootenai County, Idaho against the companies that have been defendants in the prior Bunker Hill and natural resources litigation in the Coeur d’Alene Basin, including the Company, by eight northern Idaho residents seeking medical benefits and real property damages from the mining companies involved in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking several of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. Certain of the defendants, including the Company, filed motions to dismiss the amended complaint. The court struck the amended complaint and a second amended complaint has been filed. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

State of Maine and State of Idaho Superfund Sites Related to Callahan Mining Corporation

          During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940’s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

          During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960’s, shut the operations down in the early 1970’s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

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

Risks Relating to our Business

          We have incurred losses in the last five years due to several factors, including historically low gold and silver market prices, and may continue to incur losses in the future. Such losses would negatively affect the price of our common stock and affect our business as a whole.

          We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Factors significantly contributing to our losses are:

•	historically low gold and silver market prices;

•	our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness, thereby increasing our interest expense;

•	write-offs for impaired assets and other holding costs in 1998 ($223.6 million), 1999 ($20.2 million), 2000 ($21.2 million), 2001 ($6.1 million) and 2002 ($19.0 million); and

•	losses on the early retirement of debt of $19.1 million in 2002, and $34.0 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively.

          If silver and gold prices remain at current levels or decline and we are unable to reduce our production costs, our losses will continue or worsen. If lower silver and gold prices make mining at our properties uneconomical, we may be required to recognize additional impairment write-downs, which would increase our operating losses and negatively impact the price of our common stock.

We may be required to incur additional indebtedness to fund our working capital needs and capital expenditures. Additional indebtedness will restrict our operations, and may affect the price of our common stock and negatively impact our business.

          We have financed our operations through the issuance of convertible debt in the recent past, and may be required to incur additional indebtedness in the future. In particular, we anticipate that the final feasibility study for the San Bartolomé mine will be completed in December, 2003. Based upon the results of that study, we could reach a final decision to develop that mine, which would require a capital investment of approximately $70-90 million. If we are unable to generate enough cash to finance the San Bartolomé project through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and negatively impact our business and the price of our common stock.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

          As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $227.0 million in 1998, $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001 and $81.2 million in 2002, respectively. As of September 30, 2003, we are required to make fixed payments on the following securities:

•	$4.9 million principal amount of our 6 3/8% Convertible Subordinated Debentures 2004, requiring annual interest payments of approximately $0.3 million until their maturity on January 31, 2004;

•	$9.6 million principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, requiring annual interest payments of approximately $0.7 million until their maturity on October 31, 2005; and

•	$4.6 million of our 9% Convertible Senior Subordinated Notes due 2007, requiring annual interest payments (in cash or in common stock) of approximately $0.4 million until their maturity on February 26, 2007.

          We do not expect that a significant amount of our remaining 6 3/8% Convertible Subordinated Debentures due January 31, 2004 and our 7 1/4% Convertible Subordinated Debentures due October 31, 2005 will be converted into common stock in the foreseeable future because the contractual conversion price of each issue, as set forth in the applicable indenture, substantially exceeds the current market price of our common stock. The 9% Senior Subordinated Notes due 2007 are convertible into common stock at an initial price of $1.60 per share, but the holders of such notes have agreed not to convert such notes into shares of common stock until the earlier of our next annual shareholder meeting or June 30, 2004.

          We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $106.3 million at September 30, 2003. We have recently been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $4.5 million for the first nine months of 2003 and $7.7 million for the first nine months of 2002. The availability of future cash flow from operations or working capital to fund the payment of interest on our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market prices of silver and gold are volatile and until recently have been near historically low levels. Low silver and gold prices may result in decreased revenues and increased losses, and may negatively affect our business.

          Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 60.8% of our revenues from sales of silver, our earnings are directly related to the price of this metal.

          The market price of silver (Handy & Harman) and gold (London Final) on October 21, 2003 was $5.10 and $378 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

          If the prices of silver and gold are depressed for a sustained period, our net losses will continue, we may be forced to suspend mining at one or more of our properties until the price increases, and record additional asset impairment write-downs pursuant to SFAS 144. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would affect the price of our common stock and have a negative impact on our business.

We have recorded significant write-downs of mining properties in recent years and may have to record additional write-downs, which could negatively impact our results of operations and the price of our common stock.

          Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs has negatively impacted our results of operations in recent years. See Notes to Consolidated Financial Statements “Note B – Asset Impairment”.

          While we do not believe that any of our other properties presently requires a write-down pursuant to SFAS 144, if silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be created in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations and accordingly, the price of our common stock.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. Our operating results, and accordingly the price of our common stock and our business as a whole, may be negatively affected by inaccurate estimates.

          The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to further reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results, which in turn would impact the price of our common stock and affect our business.

          We based our ore reserve determinations on a long-term silver price average of $5.00 per ounce and a long-term gold price average of $350 per ounce.

The estimation of the ultimate recovery of metals contained within the heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations, which may adversely effect our operating results, and consequently our business and the price of our common stock.

          The Rochester mine utilizes the heap leach process to extract silver and gold from ore. The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

          The key stages in the conversion of ore into silver and gold are (i) the blasting process in which the ore is broken into large pieces; (ii) the processing of the ore through a crushing facility that breaks it into smaller pieces; (iii) the transportation of the crushed ore to the leach pad where the leaching solution is applied; (iv) the collection of the leach solution; (v) subjecting the leach solution to the precipitation process, in which gold and silver is converted back to a fine solid; (vi) the conversion of the precipitate into doré; and (vii) the conversion by a third party refinery of the doré into refined silver and gold bullion.

          We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution with flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. We again weigh, sample and assay the doré. Finally, a third party smelter converts the doré into refined silver and gold bullion. At this point we are able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

          Our reported inventories include metals estimated to be contained in the ore on the leach pads of $31.4 million as of September 30, 2003. Of this amount, $15.7 million is reported as a current asset and $15.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

          The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

          When we began leach operations in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery three times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 2003, we revised our estimated recoveries for silver and gold to 61.5% and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively.

          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery

	1%	2%	3%	1%	2%	3%

Quantity of recoverable ounces	1.3 million	2.6 million	5.2 million	8,700	17,400	34,800
Positive impact on future cost of production per equivalent silver ounce for increases in recovery rates	$0.23	$0.41	$0.57	$0.11	$0.21	$0.30
Negative impact on future cost of production per equivalent silver ounce for decreases in recovery rates	$0.28	$0.64	$1.13	$0.12	$0.26	$0.41

          Inventories of ore on leach pads are valued based upon actual costs incurred to place such ore on the leach pad, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory. Negative changes in our inventory valuations and correspondingly on our income statement would have an adverse impact on the market price of our common stock.

Our estimates of current and non-current inventories may not be realized in actual production and operating results, which may impact the price of our common stock and negatively affect our business.

          We use estimates, based on prior production results and experiences, to determine whether heap leach inventory will be recovered more than one year in the future, and is non-current inventory, or will be recovered within one year, and is current inventory. The estimates involve assumptions that may not prove to be consistent with our actual production and operating results. We cannot determine the amount ultimately recoverable until leaching is completed. If our estimates prove inaccurate, our operating results may be less than anticipated, and the market price of our common stock would be affected, affecting our business overall.

Significant investment risks and operational costs are associated with our exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect our business and our common stock.

          Our ability to sustain or increase our present production levels depends in part on successful exploration and development of new ore bodies and/or expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and receipt of adequate financing.

          Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for development projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our business results and the price of our common stock may be negatively affected.

Our silver and gold production may decline, reducing our revenues and negatively impacting our business and our common stock.

          Our future silver and gold production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and businesses that possess mineable ore reserves and are expected to become operational in the near future. We can provide no assurance that our silver and gold production in the future will not decline. Accordingly, our revenues from the sale of silver and gold may decline, negatively affecting our business and the price of our common stock.

There are significant hazards associated with our mining activities, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected as well as the price of our common stock.

          The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operation. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. The realization of any significant liabilities in connection with our mining activities as described above could negatively impact the price of our common stock and of our business as a whole.

We are subject to significant governmental regulations, and their related costs and delays may negatively affect our business and our common stock.

          Our mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to our business. Although these laws and regulations have never required us to close any mine, the costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties. Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. Although we believe we are in substantial compliance with applicable laws and regulations, we cannot assure you that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition, results of operations, or our common stock.

          Some of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act (RCRA). If the EPA designates these wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on our operations and, accordingly, on our business as a whole and our common stock.

          In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on our operations and accordingly on our business as a whole and our common stock.

We are required to obtain government permits to expand operations or begin new operations. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our common stock and our business as a whole.

          Mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our operations, reduce our revenues, and negatively affect our common stock and our business as a whole.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business and the price of our common stock.

          Chile, Argentina and Bolivia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in these countries. Argentina, while currently economically and politically stable, has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Although the governments and economies of Chile and Bolivia have been relatively stable in recent years, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation. We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which we have significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact our foreign operations and our business as whole. The price of our common stock could be affected as a result.

Any of our future acquisitions may result in significant risks, which may adversely affect our business and our common stock.

          An important element of our business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing shareholders. We intend to seek shareholder approval for any such acquisitions to the extent required by applicable law, regulations or stock exchange rules. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our business.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business and the ongoing price of our common stock.

          Because mines have limited lives based on proven and probable ore reserves, we are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current ore reserves through the acquisition of new mining properties on terms we consider acceptable. As a result, our revenues from the sale of silver and gold may decline, resulting in lower income, reduced growth and a decrease in the market price of our common stock.

Third parties may dispute our unpatented mining claims, which could result in losses affecting our business and the market price of our common stock.

          The validity of unpatented mining claims, which constitute a significant portion of our property holdings in the United States, is often uncertain and may be contested. Although we have attempted to acquire satisfactory title to undeveloped properties, we, in accordance with mining industry practice, do not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties, may be defective. Defective title to any of our mining claims could result in litigation, insurance claims, and potential losses affecting our business as a whole. The price of our common stock could be affected as a result.

Risks Relating to Our Common Stock

We may issue shares in exchange for our outstanding convertible debt. The market price of our common stock could decrease as a result of the impact of an increase in the number of our outstanding shares that may result from such issuances.

          We may, from time to time, enter into exchange transactions with holders of our outstanding convertible debt involving the issuance of additional shares of common stock. The impact of the issuance of a significant amount of common stock may place downward pressure on the market price of our common stock.

The market price of our common stock has been volatile and may decline.

          The market price of our common stock has been volatile and may decline in the future. The high and low closing sale prices of our common stock were $4.125 and $0.8125 per share in 2000, $1.95 and $0.65 in 2001, $2.36 and $0.79 in 2002 and $3.72 and $1.10 in the first nine months of 2003. The closing sale price at October 21, 2003 was $3.41 per share.

          The market price of our common stock historically has fluctuated widely and been affected by many factors beyond our control. These factors include:

•	the market prices of silver and gold;

•	general stock market conditions;

•	interest rates;

•	expectations regarding inflation;

•	currency values; and

•	global and regional political and economic conditions and other factors.

We do not anticipate paying dividends on our common stock, which limits the way in which you may realize any returns on your investment.

          We do not anticipate paying any cash dividends on our common stock at this time. Therefore, holders of our common stock will likely not receive a dividend return on their investment and there is a significant likelihood that holders of our common stock will not realize any value through the receipt of cash dividends.

Our future operating performance may not generate cash flows sufficient to meet our debt payment obligations, and our indebtedness could negatively impact holders of our common stock.

          As of September 30, 2003, we have a total of approximately $19.1 million outstanding indebtedness. This indebtedness consists of approximately $4.9 million principal amount of 6 3/8% Convertible Subordinated Debentures due January 31, 2004, approximately $9.6 million principal amount of 7 1/4% Convertible Subordinated Debentures due October 31, 2005 and approximately $4.6 million principal amount of 9% Senior Subordinated Notes due 2007.

          Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity, or dispose of assets to raise funds on a timely basis or on satisfactory terms.

          We incurred net losses of $81.2 million in fiscal 2002, $3.1 million in fiscal 2001 and $47.8 million in fiscal 2000. These losses could continue.

          Our indebtedness could negatively impact holders of our common stock in many ways, including:

•	reducing funds available to support our business operations and for other corporate purposes because portions of our cash flow from operations must be dedicated to the payment of principal and interest on our debt;

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes; and

•	making us more vulnerable to a downturn in general economic conditions or in our business.

We are subject to anti-takeover provisions in our charter and in our contracts that could delay or prevent an acquisition of Coeur even if such an acquisition would be beneficial to our stockholders.

          The provisions of our articles of incorporation and our contracts could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock; and

•	require that a “fair price” be paid in some business transactions.

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

          The key stages in the conversion of ore into silver and gold are (i) the blasting process in which the ore is broken into large pieces; (ii) the processing of the ore through a crushing facility that breaks it into smaller pieces; (iii) the transportation of the crushed ore to the leach pad where the leaching solution is applied; (iv) the collection of the leach solution; (v) subjecting the leach solution to the precipitation process, in which gold and silver is converted back to a fine solid; (vi) the conversion of the precipitate into dorè; and (vii) the conversion by a third party refinery of the dorè into refined silver and gold bullion.

          We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. We again sample and assay the dorè. Finally, a third party smelter converts the dorè into refined silver and gold bullion. At this point we are able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

          Our reported inventories include metals estimated to be contained in the ore on the leach pads with a cost of $31.4 million as of September 30, 2003. Of this amount, $15.7 million is reported as a current asset and $15.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

          Upon initial application of FASB No. 143, the Company recognized the following:

-	A liability of $20.7 million for the existing asset retirement obligations based on the discounted fair market value of future cash flows to settle the obligations,

-	An asset of $11.4 million to reflect the retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, offset by $7.6 million of accounting depletion through January 1, 2003, and

-	A cumulative effect of change in accounting principle of $2.3 million at January 1, 2003.

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

          The following is a description of the changes to the Company’s asset retirement obligations from January 1 to September 30, 2003:

2003

(in thousands)
Assets:
Asset Retirement Obligation – January 1, 2003	$20,662
Accretion	1,162
Additions	—
Settlements	(1,039)

Asset Retirement Obligation – September 30, 2003	$20,785

Significant Mining Properties

          The Company’s currently operating mines consist of the Rochester mine, a heap leach silver and gold mine in northern Nevada of which the Company owns 100%; the Galena mine, an underground silver mine in Idaho that is 100% owned by Coeur’s wholly-owned subsidiary, Coeur Silver Valley, Inc.; the Cerro Bayo mine, where Coeur commenced gold and silver production at an open pit and underground mine in May 2002; and the Martha mine, which commenced underground and open pit operations in July, 2002. The Company also owns 100% of the San Bartolomé silver project in Bolivia where it is conducting final feasibility studies and expects to commence silver production in 2005, and the Kensington property in Alaska where Coeur is in the initial steps of development of an underground gold mine.

Recent Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company plans to adopt SFAS No. 149 on July 1, 2003 and does not expect a material impact on its financial condition and results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial condition and results of operations.

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

          All of the Company’s long-term debt at September 30, 2003 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

									Fair
									Value
(dollars in thousands)	2003		2004	2005	2006	2007	Thereafter	Total	9/30/03

Liabilities
Long Term Debt (prior to exchange)									$19,082
Fixed Rate	$		$4,876	$9,563	$—	$4,605	$—	$19,044
Average Interest Rate		7.449%	7.778%	7.891%	9.000%	9.000%	—
Derivative Financial
Instruments
Gold Forward
Sales - USD									$(1,218)
Ounces		13,000	14,000	—	—	—	—	27,000
Price Per Ounce		$332	$353	—	—	—	—	$343
Foreign Currency
Contracts
Chilean Peso - USD		$925	—	—	—	—	—	$925	$88
Exchange Rate		710	—	—	—	—	—	710
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

Item 4. Controls and Procedures

          The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of September 30, 2003. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

EXHIBIT NO.	DESCRIPTION

4.1	First Supplemental Indenture, dated as of July 15, 2003, by and between the Company and The Bank of New York, as trustee, relating to the Company’s 9% Convertible Senior Subordinated Notes due February 26, 2007. (Incorporated herein by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K dated July 10, 2003 and filed on July 16, 2003).

10.1	Form of Early Conversion Agreement, dated as of July 10, 2003, by and among the Company and each of the persons signatory and listed on Annex A thereto. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 10, 2003 and filed on July 16, 2003).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company filed Current Reports on Form 8-K dated July 10, 2003 (reporting an event under Item 5 – filed on July 16, 2003); July 24, 2003 (furnishing the Company’s press release announcing quarterly results of operations - filed July 25, 2003 under Item 12); September 4, 2003 (reporting an event under Item 5 – filed September 9, 2003); September 11, 2003 (reporting an event under Item 5 – filed on September 11, 2003; and September 11, 2003 (reporting an event under Item 5 – filed September 16, 2003).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION

(Registrant)

Dated October 23, 2003	/s/ Dennis E. Wheeler

DENNIS E. WHEELER
Chairman and
Chief Executive Officer

Dated October 23, 2003	/s/ James A. Sabala

JAMES A. SABALA
Executive Vice President and Chief Financial Officer