Form 10-K
period 2003-12-31
COEUR D ALENE MINES CORP
filed 2004-03-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

Commission File Number 1-8641

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
505 Front Ave., P. O. Box "I"
Coeur d'Alene, Idaho	83816
(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange/Pacific Stock Exchange
7 1/4% Convertible Subordinated Debentures
due October 31, 2005	New York Stock Exchange
1 1/4% Convertible Senior Notes due January 15, 2024

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

Yes   X      No         .

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the last sale price of such stock, as of June 30, 2003 which was the last business day of the Company's most recently completed second quarter, which was $1.39 per share.)

$248,333,440

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 4, 2004.

213,205,379 shares of Common Stock, Par Value $1.00

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I
Item 1	Business
Item 2	Properties.
Item 3	Legal Proceedings.
Item 4	Submission of Matters to a Vote of Security Holders.
Item 4A	Executive Officers of the Registrant.
Part II
Item 5	Market for Registrant's Common Stock and Related Security Holder Matters.
PART II
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Part III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS OF CEO AND CFO

PART I

Item 1.  Business

INTRODUCTION

        Coeur d’Alene Mines Corporation is the largest primary silver producer in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) South America (Chile, Argentina and Bolivia) and Africa (Tanzania). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.”

OVERVIEW OF MINING PROPERTIES AND INTERESTS

        The Company’s most significant operating and development-stage mining properties and interests are:

•	The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest and lowest cost of production primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003.

•	Coeur owns 100% of the Cerro Bayo Mine in southern Chile, which is a high grade gold and silver underground mine. The Cerro Bayo deposit was discovered during 2000 and exploration drilling continued thereafter. Initial mining operations commenced in late 2001 and processing started in April 2002.

•	Coeur owns 100% of the capital stock of Compania Minera Polimet, S.A. (“Polimet”) in Argentina, which owns and operates the high-grade Martha silver mine located 270 miles southeast of the Cerro Bayo Mine in Chile. Mining operations commenced at the Martha Mine in June 2002.

•	Coeur owns 100% of the capital stock of Coeur Silver Valley (“Silver Valley”), which owns and operates the Galena underground silver mine and owns the Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine and has operating control of several contiguous exploration properties in the Coeur d’Alene Silver Mining District of Idaho.

•	Coeur owns 100% of Empressa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolomeproject, which is a silver property in Bolivia where an updated feasibility study is scheduled for completion in the second quarter of 2004.

•	The Company owns 100% of the Kensington Property, located north of Juneau, Alaska, which is a development-stage property where an updated feasibility study is scheduled for completion in the second quarter of 2004.

        Coeur also has interests in other properties which are subject to silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

EXPLORATION STAGE MINING PROPERTIES

        The Company either directly or through wholly-owned subsidiaries owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Tanzania and Mexico. In keeping with its overall efforts to focus its resources, the Company conducted approximately 100% of its exploration activities during 2003 on or near existing properties where infrastructure and production facilities are already in place.

SIGNIFICANT DEVELOPMENTS IN 2003

Our recent performance results include:

•	silver production of 14.2 million ounces in 2003 compared to 14.8 million in 2002;
•	gold production of 119,518 ounces in 2003 compared to 117,114 ounces in 2002;
•	cash cost per silver ounce of $3.27 in 2003, compared to $2.89 in 2002;
•	realized silver prices of $4.87 per ounce in 2003 compared to $4.64 per ounce in 2002 (the market price for silver (according to Handy & Harman) on March 4, 2004 was $6.83 per ounce);
•	realized gold prices of $344 per ounce in 2003 compared to $312 per ounce in 2002 (the final market price for gold (according to London Gold Market Fixing Ltd.‘s “London Final”) on March 4, 2004 was $392 per ounce);
•	reduction of our outstanding debenture indebtedness from approximately $289 million outstanding as of January 1, 1998 to approximately $9.6 million outstanding as of December 31, 2003; and,
•	total year-end reserves measure 174.6 million ounces of silver and 1.4 million ounces of gold.

BUSINESS STRATEGY

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves in order to remain the nation’s largest primary silver producer and one of the world’s larger primary silver producers; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) to transform development-stage properties into producing mines; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

SOURCES OF REVENUE

        The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues in 2003. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré plus other income) by the sources of those revenues during the past five years:

Mine/Company	Coeur Percentage Ownership at December 31, 2003	Percentage of Total Revenues in Years Ended December 31,
		2003	2002	2001	2000	1999
Rochester Mine	100%	40.2%	54.3%	68.2%	51.3%	49.2%
Cerro Bayo/Martha Mines(1)	100	43.6	15.4	0.2	9.6	8.0
Galena Mine(2)	100	14.7	26.0	22.0	17.0	4.6
Petorca Mine(3)	--	--	--	7.0	6.5	8.0
Yilgarn Star Mine(4)	--	--	--	(1.2)	9.2	9.2
Golden Cross Mine(5)	--	--	--	--	--	19.4
Other	--	1.5	4.3	3.8	6.4	1.6

		100%	100%	100%	100%	100%

(1)	The company closed the original Fachinal Mine in 2000 and subsequently commenced operations at the Cerro Bayo Mine, located within the same property package, in April 2002. Revenues include the sale of production from the Martha mine.

(2)	The Company increased its ownership interest in Silver Valley’s Galena mine from 50% to 100%, and commenced accounting for Silver Valley on a fully consolidated basis on September 9, 1999.

(3)	The Company closed the Petorca Mine in August 2001 and sold its interest on August 30, 2002. The Company’s interest in the Petorca Mine was 100% prior to the sale.

(4)	Coeur’s interest in Gasgoyne’s revenue was 50% during the above periods prior to the Company’s sale of Gasgoyne on February 7, 2001. The Company’s interest in Gasgoyne was reported in accordance with the equity method.

(5)	The Company discontinued mining and milling operations at the Golden Cross Mine in New Zealand, in which it possessed an 80% ownership interest, in April 1998. The revenue received in 1999 represents the net proceeds received from the settlement of the outstanding litigation with Cyprus Amax Mineral Company relating to the Golden Cross mine.

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

“Concentrate” is a product containing the valuable metal and from which most of the waste material in the ore has been eliminated.

“Cut-off Grade” is the lowest grade of mineral resource considered economic; used in the calculation of reserves in a given deposit.

“Cyanidation” is a method of extracting gold or silver by dissolving it in a weak solution of sodium or potassium cyanide.

“Dilution” is an estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

“Doré” is unrefined gold and silver bullion bars which contain gold, silver and minor amounts of impurities which will be further refined to almost pure metal.

“Gold” is a metallic element with minimum fineness of 999 parts per 1000 parts pure gold.

“Heap Leaching Process” is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

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

“Ore Reserve” is the part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

“Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used a price estimate of $5.25 per ounce for silver, and $375 per ounce for gold in estimating probable reserves at December 31, 2003.

“Proven Reserves” are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used a price estimate of $5.25 per ounce for silver and $375 per ounce for gold in estimating reserves at December 31, 2003.

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

“Total Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors US GAAP based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note P – Segment Information in the Notes to the Company’s Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

“Total production costs” are the sum of cash costs and noncash costs.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under this Item 1, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) the uncertainties inherent in the estimation of gold and silver ore reserves, (vi) changes that could result from the Company’s future acquisition of new mining properties or businesses, (vii) the effects of environmental and other governmental regulations, and (viii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.  Properties.

SILVER AND GOLD MINING OPERATIONS

North America

        Rochester Mine

        The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, which is located approximately 25 road miles northeast of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The property consists of 16 patented and 541 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres.

        Production at Rochester in 2003 was approximately 5.6 million ounces of silver and 52,363 ounces of gold, compared to 6.4 million ounces of silver and 71,905 ounces of gold in 2002. Cash costs per equivalent ounce of silver increased by 56% to $4.67 per ounce in 2003, compared to $2.99 per ounce in 2002.

        During 2003, we began relocating and upgrading our existing crushing facility to access a portion of the reserves contained underneath the existing crusher and to expand our leach pad at a cost of approximately $10.5 million. As a result, during 2003, production was lower and per ounce operating costs were higher than historically experienced. We completed the crusher relocation project during the fourth quarter of 2003 and we expect that production levels and per ounce operating costs will return to historically experienced levels during 2004. Based upon the excellent operating performance demonstrated by the new crushing facility since startup in the fourth quarter of 2003, we are considering expanding the volume of material crushed to include certain low-grade, run-of-mine ores that were previously not crushed. We believe this will improve metallurgical recoveries, increase metal production and lower overall per ounce operating costs.

        The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 47,969 tons of ore and waste per day were mined in 2003, compared to 33,785 tons per day in 2002. The average ore to waste strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1.

        Ore is crushed to approximately 3/8 inch and is then transported by conveyor to a loadout facility where it is transferred to 150 ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100 ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution.

        Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates in 2004 of 61.5% for silver and 93% for gold on crushed ore. The leach cycle at the Rochester Mine requires approximately seven years from the point ore is placed on the leach pad until all recoverable metal is recovered. However, a significant proportion of metal recovery occurs in the early years.

        At the Nevada Packard satellite deposit, all required permits were received to commence mining which began in the first quarter of 2003.

        The Company’s capital expenditures at the Rochester Mine totaled approximately $12.3 million in 2003. During 2003, the Company relocated and upgraded its existing crushing facility in order to access a portion of the reserves contained underneath the existing crusher. The Company plans capital expenditures at the Rochester Mine of $3.5 million in 2004.

        Asarco Incorporated (“Asarco”), the prior lessee, has a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $19.44 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2003.

Year-end Proven and Probable Ore Reserves – Rochester Mine
(includes Nevada Packard)

	2003	2002	2001
Tons (000's)	32,563	46,946	51,400
Ounces of silver per ton	0.91	0.85	0.85
Contained ounces of silver (000's)	29,596	39,717	43,902
Ounces of gold per ton	0.009	0.008	0.007
Contained ounces of gold	283,000	365,000	349,000
Year-end Mineralized Material
	2003	2002	2001
Tons (000's)	40,328	33,756	61,815
Ounces of silver per ton	0.77	0.77	0.75
Ounces of gold per ton	0.006	0.009	0.005
Operating Data
	2003	2002	2001
Production
Tons ore mined (000's)	6,626	6,310	10,630
Tons crushed/leached (000's)	7,324	9,185	11,884
Ore grade silver (oz./ton)	0.94	0.83	0.98
Ore grade gold (oz./ton)	0.005	0.006	0.008
Silver produced (oz.)	5,585,385	6,417,792	6,348,292
Gold produced (oz.)	52,363	71,905	78,201
Cost per Ounce of Silver
Cash costs(1)	$4.67	$2.99	$3.09
Noncash costs	0.91	0.76	1.39

Total production costs	$5.58	$3.75	$4.48

(1)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

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

        Silver Valley owns the Coeur and Galena Mines and the Caladay property situated in the Coeur d’Alene Mining District of Idaho. Silver Valley recommenced operations at the Coeur mine portion of its property in June 1996 and continued mining existing reserves there through July 2, 1998, when operations were terminated after known reserves at the Coeur mine were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue. We believe that there are significant opportunities in the exploration of Silver Valley and the surrounding area, in addition to site expansion and consolidation. During the second half of 2003, we commenced a three year optimization plan designed to locate, develop and mine additional resources believed to exist on the property with an annual eventual production target of approximately 7.0 million ounces of silver. During this three year period, production is expected to decrease to approximately 3.6 million ounces annually, with an increase to the approximately 7.0 million ounce target expected in 2007.

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

        Silver production at the Galena Mine in 2003 was 3.7 million ounces of silver, a decrease of 30% compared to 5.3 million ounces in 2002. Production was negatively impacted by the failure of the shaft hoist’s motor/generator set which placed the mine on care and maintenance from July 7, 2003 to August 12, 2003. Once repaired, the mine returned to operations under a reduced operating model for the remainder of the year pursuant to the implementation of the three year optimization plan.

        The Galena Mine is an underground silver-copper mine and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations.

        The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 96% in 2003 and 95% in 2002.

        Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond, which is expanded on an as needed basis, has capacity for approximately nine additional years at current production rates.

        Total cash costs for 2003 increased to $4.66 per ounce compared to $4.25 per ounce in 2002. Cash costs per ounce in 2003 were adversely affected by reduced production levels for reasons discussed above.

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

        Total capital expenditures by Silver Valley at the Galena Mine in 2003 were $2.4 million.

        Silver Valley has planned for capital expenditures of approximately $2.1 million for the Galena Mine during 2004.

Year-end Proven and Probable Ore Reserves — Galena Mine (1)

	2003	2002	2001
Tons (000's)	717	952	1,471
Ounces of silver per ton	21.54	23.09	20.43
Contained ounces of silver (000's)	15,432	21,987	30,042
Year-end Mineralized Material (2)
	2003	2002	2001
Tons (000's)	2,252	2,259	1,987
Ounces of silver per ton	10.94	11.56	11.00
Operating Data (Coeur's Interest)
	2003	2002	2001
Production
Tons ore milled	164,732	238,780	198,294
Ore grade silver (oz./ton)	23.61	23.34	23.66
Recovery (%)	96	95	96
Silver produced (oz.)	3,735,663	5,302,721	4,507,652
Cost per Ounce of Silver
Cash costs(3)	$4.66	$4.25	$4.62
Noncash costs	0.37	.75	0.76

Total production costs	$5.03	$5.00	$5.38

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Cutoff grade is based on the cost of breaking and producing ore from a stope, but does not include development costs and administrative overhead.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Coeur Mine

        The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d’Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

        There was no mining activity at the Coeur Mine in 2003 and the property remained on care and maintenance. However, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings. In addition, the Coeur mine is connected to the Galena mine, thus any future discoveries at either mine could be efficiently developed and processed at either facility. This connection is currently being utilized to improve ventilation and safety systems.

        Caladay Property

        The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley’s analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company believes that similar geologic conditions which exist at the Galena mine may extend into the Caladay property below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by providing additional ventilation.

South America

        Chile — Cerro Bayo Mine

        The Cerro Bayo property covers about 103 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and approximately 25 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Cerro Bayo property is known to include multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the property as well as the necessary surface rights to permit mining.

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

        The ore processing mill at the Cerro Bayo Mine uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate processed at this mill is sold to third-party smelters, primarily in Japan. During 2003, we commenced metallurgical studies designed to confirm the feasibility of further treating the concentrate to produce a doré which would reduce transportation and refining costs to Japan. The mill has a design capacity of 1,650 tons per day. During 2003, the Company experienced recovery rates of 90% for gold and 92% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

        During 2003, the Company continued its exploration and development program at the Cerro Bayo deposit, which is located approximately nine miles east of the processing facilities. This zone includes a number of veins with strike lengths, widths and grades greater than previously encountered in the district. The Cerro Bayo deposit is located within the Cerro Bayo trend and consists of multiple veins and veinlets found over a zone that is at least six miles long north to south and up to two and one half miles wide east to west.

        Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo deposit commenced in November 2001 and was completed in February 2002. Additional mineralized high-grade gold and silver vein systems were discovered, referred to as the Luz Eliana, Celia, Soledad East and Andrea, in addition to a mineralized loop of the main Lucero vein. Completion of the two access ramps provided new geological information which has facilitated new vein discoveries. Sampling programs on both the Lucero and Luz Eliana veins also have encountered grades and thickness in excess of reserve model expectations.

        In addition, there are numerous low-grade deposits within our property package. We are currently evaluating the feasibility of constructing a heap leach facility which would allow for the utilization of open pit, bulk mining methods on the low-grade deposits. We expect the feasibility study to be completed in mid-2004. Based upon the results of the study, a construction decision could be entertained in the third quarter of 2004. We estimate it would take approximately six months to construct the heap leach facility, meaning that the first production from this portion of the mine could commence in early 2005.

        Total capital expenditures at the Cerro Bayo property in 2003 were $2.7 million and the Company plans approximately $3.2 million of additional capital expenditures there in 2004. The Company has a working capital facility in the amount of $12 million with Standard Bank, U.S.A. LTD to meet short term liquidity needs.

        Argentina —Martha Mine

        In April 2002, the Company acquired 145,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, for $2.5 million. In June, 2002, Coeur commenced shipping Martha’s high-grade ore to the Cerro Bayo Mine for processing.

Year-end Proven and Probable Ore Reserves (1) – Cerro Bayo/Martha Mine

	2003	2002	2001
Tons (000's)	661	993	855
Ounces of silver per ton	10.18	13.39	8.25
Contained ounces of silver (000's)	6,726	13,293	7,047
Ounces of gold per ton	0.14	0.14	0.14
Contained ounces of gold	95,000	141,000	122,000
Year-end Mineralized Material (1)
	2003	2002	2001
Tons (000's)	3,499	1,067	1,675
Ounces of silver per ton	5.32	7.94	7.10
Ounces of gold per ton	0.10	0.12	0.12
Operating Data (2)
	2003	2002	2001
Production
Tons ore milled	497,151	346,592	--
Ore grade gold (oz./ton)	0.151	0.155	--
Ore grade silver (oz./ton)	10.67	10.02	--
Recovery gold (%)	90	87	--
Recovery silver (%)	92	90	--
Gold produced (oz.)	67,155	45,209	--
Silver produced (oz.)	4,868,854	3,112,169	--
Cash costs (3)	$0.60	$0.38	--
Noncash costs	1.93	1.48	--

Total production costs	$2.53	$1.86	--

(1)	Proven and probable ore reserves and mineralized material include the Martha mine.

(2)	Processing at Cerro Bayo commenced in April 2002 and mining operations at Martha commenced in June 2002. There are no processing facilities at the Martha mine; therefore the ore is transported to Cerro Bayo. Due to the relationship, the Cerro Bayo and Martha production and financial statements are consolidated for reporting purposes.

(3)	Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

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

        Chile — Petorca Mine

        Prior to Coeur’s sale of the Petorca Mine on August 30, 2002, Coeur owned 100% of the mine which was located on approximately 34,000 acres in the western Andean foothills approximately 90 miles north of Santiago, Chile. Operations at Petorca were terminated in August 2001 and bids were solicited for the sale of Petorca. On August 30, 2002, the Company sold its interest in the Petorca mine and reported a gain of $1.4 million.

        Gold production at Petorca in 2001 was 17,945 ounces of gold and 86,599 ounces of silver. Total cash costs per ounce of gold in 2001 were $341 per ounce.

        There were no capital expenditures at Petorca in 2003 or 2002.

Year-end Proven and Probable Ore Reserves (1) - Petorca Mine

	2003	2002	2001
Tons (000's)	--	--	313
Ounces of silver per ton	--	--	0.61
Contained ounces of silver (000's)	--	--	189
Ounces of gold per ton	--	--	0.19
Contained ounces of gold	--	--	61,000
Year-end Mineralized Material (1)
	2003	2002	2001
Tons (000's)	--	--	1,844
Ounces of silver per ton	--	--	0.55
Ounces of gold per ton	--	--	0.25

Operating Data

	2003	2002	2001
Production
Tons ore milled	--	--	146,160
Ore grade gold (oz./ton)	--	--	0.127
Ore grade silver (oz./ton)	--	--	0.75
Recovery gold (%)	--	--	97
Recovery silver (%)	--	--	79
Gold produced (oz.)	--	--	17,945
Silver produced (oz.)	--	--	86,599
Cost per Ounce of Gold Equivalent
Cash costs(2)	--	--	$341
Noncash costs			20

Total production costs	--	--	$361

(1)	The Company closed the Petorca mine and placed it for sale in August 2001 and sold it on August 30, 2002.

(2)	Total cash costs per ounce of gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

SILVER AND GOLD DEVELOPMENT PROPERTIES

        Bolivia — The San Bartolome Project

        Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights in the San Bartolome project, a silver property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico mountain. The San Bartolome project consists of several distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico mountain.

        The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers of concessions (16,600 acres). The joint venture lease agreements are subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company purchased an additional property known as the Phalpo property which is adjacent to the original property package for $1.3 million. The properties are currently subject to monthly payments totaling approximately $34,700.

        Of the several pallacos deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, Diablo Sur and Diablo Este) and Santa Rita. During 2000, the Company under took an intensive field program and completed a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the estimate of mineralized material, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporated a cyanide milling flow sheet with a wet pre-concentration screen circuit. In addition, the study identified a number of optimization opportunities that if successful, could significantly enhance the economic returns of the project.

        We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately 6 million ounces of silver annually. During the third quarter of 2003, we retained Flour Daniel Wright and SRK to prepare an updated feasibility study which is expected to be completed in the second quarter of 2004. Based upon the preliminary results of this more recent feasibility study, we estimate the capital cost of the project to be approximately $80 million, the annual production to be approximately 6 million ounces of silver over an initial mine life of approximately 14 years, and the cash costs per ounce of silver produced to be approximately $2.50. Recent feasibility work in the defining ore bodies has indicated the potential to expand mineral resources. As a consequence, the Company is reviewing an alternative to increase the planned plant throughput. Advanced metallurgical test work indicates changes in the processing circuit may result in increases in silver recovery. We are now assessing the impact of such information on revenue, operating costs and capital associated with such improvements. The measured and indicated resources are currently under study and we expect this to result in a marked increase in the proven and probable reserves. We expect to obtain all remaining permits in the second quarter of 2004.

        Subject to the completion of the updated feasibility study which is expected in the second quarter of 2004 and the confirmation of the earlier findings, we expect to make a construction decision soon thereafter. We expect construction would take eighteen months, meaning that commercial production could commence in early 2006.

        Coeur expended approximately $2.0 million, $2.6 million and $3.7 million at the San Bartolome project in 2003, 2002 and 2001, respectively, and plans approximately $1.1 million for the updated feasibility study, additional exploration, mining rights acquisitions and project development expenditures during the first quarter of 2004. Additional expenditures will be dependent upon the outcome of the updated feasibility study and the receipt of remaining permits.

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

        We have also completed an independent ore reserves report for the San Bartolome project and have reclassified a significant portion of the previously reported mineralized material containing 40.3 million tons of ore with an average grade of 3.14 per ton to 35.3 million tons of ore with an average grade of 3.48 ounces of silver per ton resulting in approximately 122.8 million ounces of proven and probable reserves.

Year-end Proven and Probable Ore Reserves - San Bartolome Project

	2003	2002	2001
Tons (000's)	35,274	--	--
Ounces of silver per ton	3.48	--	--
Contained ounces of silver (000's)	122,816	--	--

Year-end Mineralized Material -- San Bartolome Project

	2003	2002	2001
Tons (000's)	238	40,297	40,297
Ounces of silver per ton	4.16	3.14	3.14

        Alaska —Kensington Gold Project

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

Year-end Proven and Probable Ore Reserves - Kensington Property

	2003	2002	2001
Tons (000's)	4,113	10,946	10,946
Ounces of gold per ton	0.24	0.16	0.16
Contained ounces of gold	1,003,000	1,751,000	1,751,000

Year-end Mineralized Material

	2003	2002	2001
Tons (000's)	7,262	12,014	12,014
Ounces of gold per ton	0.12	0.12	0.12

        The reduction in the proven and probable reserves estimate in 2003, compared to 2002, is the result of the revised mine plan which focuses on higher-grade areas of the mine.

        Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. The Jualin property consists of approximately 9,400 acres, of which approximately 345 acres are patented claims. The Company’s rights to develop the Jualin property are subject to an agreement which must be renewed in May 2008.

        Total expenditures by the Company at the Kensington property in 2003 were $2.7 million. Such expenditures were used to continue the permitting and updated feasibility activities. The Company plans approximately $3.8 million in project expenditures during 2004, which are planned for ongoing technical support and site maintenance. Additional expenditures will be dependent upon the outcome of the updated feasibility and the receipt of remaining permits.

        During the third quarter of 2003, we retained SNC Lavalin and Snowden Associates to complete an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan has the potential to significantly reduce capital and operating costs while preserving the ability to expand production as market conditions warrant. Based upon the preliminary results of the feasibility study, we estimate the capital costs of the project to be approximately $75 million, the annual production to be 100,000 ounces of gold over an initial mine life of ten years and the cash cost per ounce of gold produced to be approximately $195. During the first quarter of 2004, a major permitting milestone was reached with the issuance of the draft Supplemental Environmental Impact Statement. We expect to obtain all required construction permits in the second quarter of 2004. Subject to the completion of the updated feasibility study in the second quarter of 2004 and the confirmation of the earlier findings, we could make a construction decision thereafter. We expect construction to take eighteen months, meaning that commercial production could commence in early 2006.

        Coeur continues to complete the permitting process. No assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

EXPLORATION ACTIVITY

        Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania and Bolivia. Exploration expenses of approximately $4.9 million, $3.8 million and $6.4 million were incurred by the Company in connection with exploration activities in 2003, 2002 and 2001, respectively.

        In keeping with the Company’s overall efforts to focus its financial resources, Coeur conducted 100% of the 2003 exploration program on or near existing properties where infrastructure and production facilities are already in place.

        Puchuldiza, Chile Joint Venture Property

        On November 28, 2001, the Company signed an exploration agreement with Barrick Gold Corporation relating to Coeur’s Puchuldiza gold property located approximately 155 miles northeast of the port city of Iquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property for exploration expenditures of $2.3 million over the next five years. For an additional $5.8 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick’s additional expenditure of $5.8 million, plus a 50% penalty.

        Puchuldiza is a large, epithermal, hot spring deposit in a setting very similar to other high-grade gold deposits in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones. Coeur believes that there is considerable potential to expand the current near-surface mineralization. Preliminary work suggests that the possible existence of a large, high-grade feeder system at depth underlying the near-surface mineralization.

        During 2003, Barrick spent approximately $1.02 million on geologic mapping, geochemical and geophysical surveys and drilling on the Puchuldiza property. A total of 2,250 meters (7,382 feet) of drilling in 7 core holes was completed in 2003. Results of their work have been encouraging enough for Barrick to plan follow-up work for 2004.

        Cerro Bayo Mine, Chile

        Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Over $2.0 million was spent in exploration during 2003. A total of 131,695 feet of drilling was completed in 357 core holes primarily during the second half of the year. The goal was to discover new reserves and mineralized material immediately north and south of the Cerro Bayo mine.

        New reserves and mineralized material were successfully discovered in several veins. The average discovery cost was less than $0.10 per silver equivalent ounce. At December 31, 2003, Cerro Bayo reserves were 0.6 million tons at a grade of 8.34 silver ounces per ton for a total 5.4 million ounces of silver and a grade of 0.15 gold ounces per ton for a total of 94,000 gold ounces. Mineralized material at Cerro Bayo totaled 3.5 million tons at an average grade of 4.83 for silver and 0.10 for gold.

        During 2003, Coeur discovered several new veins names Wendy Norte, Lucero Norte, Javiera Sur, Veronica and Marcela, some of which are in development. In addition, near-surface mineralization was defined at the Cerro Bayo and Laguna Verde areas.

        Due to these positive results, the Company has increased its holding of prospective ground by 10% to 103 square miles.

        The exploration potential to discover additional high grade veins within the entire Cerro Bayo trend, which is 2.5 miles east–west by 6 miles north-south, is considered to be excellent. The exploration budget for 2004 was increased to $3.4 million.

        Martha Mine, Argentina

        Coeur had encouraging exploration results at its 100%-owned high-grade silver Martha Mine area located in Santa Cruz Province, Argentina. The underground mine is approximately 270 miles southeast of Coeur’s Cerro Bayo property located in Southern Chile. Coeur acquired the Martha Mine in April 2002 and began transporting high-grade ore from the Martha mine to its Cerro Bayo mill in June 2002. In addition 145,000 acres of exploration stage properties in Santa Cruz Province were also acquired.

        Coeur continued exploration efforts during 2003 and focused primarily on the Martha vein located within the 100 acre Martha mine property. The Martha vein, which is exposed for over one mile, is one of six presently known veins that have had very limited exploration prior to Coeur’s acquisition of the property. Coeur’s efforts consisted of mapping, sampling and drilling for a total expenditure of $0.54 million.

        Exploration was successful in discovering extensions of high grade ore along the strike of the Martha vein within the mine itself as well as locating several new high-grade ore shoots at the “R 4 Zone”.

        The R 4 Zone, and the new Del Medio and Del Medio Norte veins, are expected to extend the Martha mine life through the end of 2004. At December 31, 2003, reserves at the Martha mine total 16,000 tons averaging 0.09 ounces per ton gold and 83.7 ounces per ton silver for a total of 1,400 ounces of gold and 1.4 million ounces of silver. Mineralized material totaled 24,000 tons at an average grade of 78.4 ounces of silver per ton and 0.08 ounces of gold per ton. Reserves at Martha decreased in 2003 while mineralized material increased. An ongoing drill program during 2004 is planned to expand the high-grade mineralization at Martha to the southeast.

        Coeur has also initiated ground reconnaissance on its large land package in Santa Cruz Province surrounding the Martha mine as well as 90 miles to the north surrounding its Lejano property, which also contains a significant silver resource. Numerous new epithermal veins were discovered that contain high grade gold and silver mineralization on the surface. The Company plans to map, sample and drill as many of these veins during 2004.

        Because of the highly prospective nature of Coeur’s land holdings and the excellent results to date, Coeur increased its land position by nearly 50% to 334 square miles. In addition, the Company has increased its 2003 exploration budget for Argentina to $1.8 million.

        Tanzania, Africa

        During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in Tanzania, Africa. The prospecting licenses are valid for a period of three years and contain renewal options. During 2004, the Company plans to spend approximately $325,000 for an initial exploration program.

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

	Year Ended December 31,
	2003		2002		2001
	High	Low	High	Low	High	Low
Silver	$5.97	$4.39	$5.12	$4.23	$4.81	$4.06
Gold	$416.25	$319.90	$349.65	$278.45	$293.25	$255.55

MARKETING

        Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale, while silver is sold at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. The Company continually evaluates the potential benefits of engaging in these strategies based on the then current market conditions. Coeur had no future silver production hedged at December 31, 2003 and has no plans to hedge its silver in the future. In order to ensure that planned revenues from the sale of gold are realized and to reduce the impact of any declines in gold prices, the Company has from time-to-time established the prices to be received in the future for a portion of its gold production by entering into a forward sales agreements. At December 31, 2003, approximately 13% of the Company’s estimated annual production of gold over the next year was committed under the Company’s gold hedging program. For further details of the Company’s gold sales program please refer to Note O — Derivative Financial Instruments and Fair Value Financial Instruments of the Company’s Consolidated Financial Statements and Accompanying Notes.

GOVERNMENT REGULATION

General

        The Company’s commitment to environmental responsibility has been recognized in 19 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the “Star” award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995 and in March 2004 the Habitat Restoration Award from the Nevada Division of Wildlife for developing habitat at the Rochester mine. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award.

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

        For the years ended December 31, 2003, 2002 and 2001, the Company expended $4.5 million, $5.3 million and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $3.5 million for that purpose in 2004. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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

Lawsuit to Recover Inventory

        During the first quarter of 2000, Handy & Harman Refining Group, Inc. (“Handy & Harman”), to which the Rochester Mine had historically sent approximately 50% of its dorè, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. In August 2003 the Company agreed to a settlement of the liquidating custodian’s claim against the Company.

Proposed Mining Legislation

        Legislation has been presently introduced in the U.S. Congress to change the Mining Act under which the Company holds mining claims on public lands. It is possible that the Mining Act will be amended or be replaced by more onerous legislation in the future. The introduced legislation contains new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. The Forest Service is considering revising its regulations governing operations under the Mining Act on public lands it administers, which may result in additional procedures and environmental conditions and standards on those lands.

        During the last several Congressional sessions, bills have been introduced which would supplant or materially alter the Mining Act. If enacted, such legislation may materially impair the ability of the Company to develop or continue operations which derive ore from federal lands. No such bills have been passed and the extent of the changes, if any, which may be enacted by Congress is not presently known. A significant portion of Coeur’s U.S. mining properties are on public lands. Any reform of the Mining Act or Bureau of Land Management and Forest Service regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

Maintenance of Claims

        At mining properties in the United States, including the Rochester, Kensington, Coeur, Galena and Caladay mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, in order to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $100 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law of 1872. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $3.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition. The Bush administration’s budget for fiscal year 2005 proposes raising the maintenance fee for unpatented claims from $100 per claim to $126 per claim per year.

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

        The holder of a cateo has exclusive right to establish a Manifestation of Discovery (MD) on that cateo, but MD’s can also be set without a cateo on any land not covered by someone else’s cateo. MD’s are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery – up to 840 hectares for vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. An MD can later be upgraded to a Mina (mining claim), which give the holder the right to begin commercial extraction of minerals.

EMPLOYEES

        The number of full-time employees at December 31, 2003 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff & Office	27
Silver Valley - Galena Mine 1	167
Rochester Mine	242
Kensington Property	4
Chilean Corporate Staff & Office	5
Cerro Bayo Project/Fachinal Mine	226
Mina Martha/Polimet	46

Total	717

(1)	The Company maintains a labor agreement with the United Steelworkers of America at its Coeur Silver Valley mine. The agreement is effective from March 26, 2003 to March 1, 2006. The Company also maintains a labor agreement with Sindicato De Trabayadores De Compania Minera Cerro Bayo LTA at its Cerro Bayo Chile mine. The agreement is effective from December 22, 2003 to December 21, 2005.

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

        •   until recently, historically low gold and silver market prices;

        •   our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness, thereby increasing our interest expense;

        •   write-offs for impaired assets in 1999 ($16.2 million), 2000 ($12.2 million), 2001 ($6.1 million), 2002 ($19.0 million) and 2003 ($0.0 million); and

        •   losses on the early retirement of debt of $19.1 million in 2002, and $41.6 million in 2003.

        If silver and gold prices decline and we are unable to reduce our production costs, our losses may continue. If lower silver and gold prices make mining at our properties uneconomical, we may be required to recognize additional impairment write-downs, which would increase our operating losses and negatively impact our results of operations.

We may be required to incur additional indebtedness to fund our capital expenditures.

        We have historically financed our operations through the issuance of convertible debt and may be required to incur additional indebtedness in the future. In particular, we anticipate that we could reach a final decision to develop the San Bartolome and Kensington projects in 2004, which would require a capital investment of approximately $155 million. While we believe that our cash on hand will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investment will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively affect our results of operations.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001, $81.2 million in 2002 and $67.0 million in 2003, respectively. As of December 31, 2003, we are required to make fixed payments on $9.6 million principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, requiring annual interest payments of approximately $0.7 million until their maturity on October 31, 2005.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $99.1 million at December 31, 2003. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $5.1 million for the year ended December 31, 2003, $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes, our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market prices of silver and gold are volatile and until recently have been near historically low levels. Low silver and gold prices may result in decreased revenues and increased losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. For the year ended December 31, 2003, we derived approximately 65% of our revenues from sales of silver. As such, our earnings are directly related to the price of this metal.

        The market prices of silver (Handy & Harman) and gold (London Final) on March 4, 2004 were $6.83 and $392 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

        If the prices of silver and gold are depressed for a sustained period, our net losses will continue, we may be forced to suspend mining at one or more of our properties until the price increases, and record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would affect our results of operations.

We have recorded significant write-downs of mining properties in recent years and may have to record additional write-downs, which could negatively impact our results of operations.

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

        While we do not believe that any of our other properties presently requires a write-down pursuant to SFAS 144, if silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be created in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. Our operating results may be negatively affected by inaccurate estimates.

        The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may have a negative effect on our actual production and operating results.

        We based our ore reserve determinations as of December 31, 2003 on a long-term silver price average of $5.25 per ounce and a long-term gold price average of $375 per ounce.

The estimation of the ultimate recovery of metals contained within the heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $32.1 million as of December 31, 2003. Of this amount, $17.4 million is reported as a current asset and $14.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between five and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.4 million	2.7 million	4.0 million	9,100	18,200	27,300
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.46	$0.81	$1.09	$0.24	$0.44	$0.63
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.62	$1.50	$2.85	$0.27	$0.59	$0.97

        Inventories of ore on leach pads are valued based upon actual costs incurred to place such ore on the leach pad, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory. Negative changes in our inventory valuations and correspondingly on our income statement would have an adverse impact on our results of operations.

Our estimates of current and non-current inventories may not be realized in actual production and operating results, which may negatively affect our business.

        We use estimates, based on prior production results and experiences, to determine whether heap leach inventory will be recovered more than one year in the future, and is non-current inventory, or will be recovered within one year, and is current inventory. The estimates involve assumptions that may not prove to be consistent with our actual production and operating results. We cannot determine the amount ultimately recoverable until leaching is completed. If our estimates prove inaccurate, our operating results may be less than anticipated.

Significant investment risks and operational costs are associated with our exploration, development and mining activities, such as San Bartolome and Kensington. These risks and costs may result in lower economic returns and may adversely affect our business.

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

        Development projects, such as San Bartolome and Kensington, have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for development projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects, including San Bartolome and Kensington, may materially differ from the costs and returns estimated, and accordingly, our results of operations may be adversely affected.

Our silver and gold production may decline, reducing our revenues and negatively impacting our business.

        Our future silver and gold production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and businesses that possess mineable ore reserves and are expected to become operational in the near future. We can provide no assurance that our silver and gold production in the future will not decline. Accordingly, our revenues from the sale of silver and gold may decline, negatively affecting our results of operations.

There are significant hazards associated with our mining activities, not all of which are fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

        The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our results of operations. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. The realization of any significant liabilities in connection with our mining activities as described above could negatively affect our results of operations.

We are subject to significant governmental regulations, and their related costs and delays may negatively affect our business.

        Our mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to our business. Although these laws and regulations have never required us to close any mine, the costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties. Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. Although we believe we are in substantial compliance with applicable laws and regulations, we cannot assure you that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.

        Some of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act (RCRA). If the EPA designates these wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could negatively affect our operations.

        In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on our operations.

We are required to obtain government permits to expand operations or begin new operations. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect business as a whole.

        Mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our results of operations.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may negatively affect our business.

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

Any of our future acquisitions may result in significant risks, which may adversely affect our business.

        An important element of our business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing shareholders. We intend to seek shareholder approval for any such acquisitions to the extent required by applicable law, regulations or stock exchange rules. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may adversely affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

        Because mines have limited lives based on proven and probable ore reserves, we are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current ore reserves through the acquisition of new mining properties on terms we consider acceptable. As a result, our revenues from the sale of silver and gold may decline, resulting in lower income and reduced growth.

Third parties may dispute our unpatented mining claims, which could result in losses affecting our business.

        The validity of unpatented mining claims, which constitute a significant portion of our property holdings in the United States, is often uncertain and may be contested. Although we have attempted to acquire satisfactory title to undeveloped properties, we, in accordance with mining industry practice, do not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties, may be defective. Defective title to any of our mining claims could result in litigation, insurance claims, and potential losses adversely affecting our business as a whole.

Item 3.  Legal Proceedings.

        Federal Natural Resources Action

        On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, and (ii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Commencing in 2006, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after 15 years commencing five years after May 14, 2001. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

        Lawsuit to Recover Inventory

        During the first quarter of 2000, Handy & Harman Refining Group, Inc. (“Handy & Harman”), to which the Rochester Mine had historically sent approximately 50% of its dorè, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. In August 2003 the Company agreed to a settlement of the liquidating custodian’s claim against the Company. The settlement resulted in a payment of $70,000 to the liquidating custodian, which was deducted from a partial payment due to the Company under the Plan, and a partial payment to the Company under the Plan in the amount of $166,612.

        Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. While the Company believes the suit is without merit, at this stage of the proceedings, the Company cannot predict the outcome of this suit.

        States of Maine , Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

        During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960‘s, shut the operations down in the early 1970‘s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

        Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributed to the breach. The Company believes it did not breach the contract and that it is not liable. However, at this early stage of the proceedings the outcome of the suit cannot be predicted.

AVAILABLE INFORMATION

        The Company’s website is http://www.coeur.com. Coeur makes available free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Forms 3 and 4, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available at our website www.coeur.com. Coeur has adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the chief executive officer, chief financial officer and controller. A copy of the code of ethics and our Corporate Governance Guidelines are available at our website www.coeur.com. Information contained on the Company’s website is not a part of this report.

        The Company’s Board of Directors recently adopted an addendum to its Policies and Procedures Manual to establish a code of ethics for the chief executive and principal financial and accounting officers of the Company. The Company will provide a copy of the code free of charge to any person that requests a copy by writing to the Secretary, Coeur d’Alene Mines Corporation, 400 Coeur d’Alene Mines Building, 505 Front Avenue, Post Office Box I, Coeur d’Alene, Idaho 83816-0316.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 4A. Executive Officers of the Registrant.

        The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Office with the Company	Appointed to Office
Dennis E. Wheeler	61	Chairman of the Board	1992
		Chief Executive Officer	1986
Robert Martinez	57	President	2002
		Chief Operating Officer	1998
James A. Sabala	49	Executive Vice President	2003
		Chief Financial Officer
Donald J. Birak	50	Senior Vice President - Exploration	2004
Gary W. Banbury	51	Senior Vice President	2004
		Chief Administrative Officer
Troy J. Fierro	40	Vice President - Mining Operations	2001
James R. Arnold	50	Vice President - Technical Services
		And Projects	2003
Wayne L. Vincent	42	Controller	1998
		Chief Accounting Officer	1999
Mitchell J. Krebs	32	Vice President - Corporate Development	2003
James N. Meek	52	Treasurer	1999

        Messrs. Wheeler, Martinez, Fierro, Banbury, Vincent and Meek have been principally employed by the Company for more than the past five years. Prior to his appointment as president on September 19, 2002, Mr. Martinez served as Senior Vice President and Chief Operating Officer since May 15, 1998, as Vice President – Operations since April, 1997 and previously was Vice President – Engineering, Operational Services and South American Operations of the Company. Prior to his appointment as Executive Vice President and Chief Financial Officer in January 2003, Mr. Sabala was Chief Financial Officer and Controller for Stillwater Mining Company from 1998 to 2003 and from 1991 to 1998 was employed by us in various capacities with the most recent being a Senior Vice President and Chief Financial Officer. Prior to his appointment as Senior Vice President – Engineering, Mr. Birak was employed with AngloGold North America, Inc. from March 1999 to January 20, 2004, as Vice President – Exploration. Prior to his appointment as Senior Vice President and Chief Administrative Officer, Mr. Banbury held the position of Vice President – Administration and Human Resources from 2000 to 2004 and prior thereto as Vice President – Human Resources from 1998 to 2000. Prior to his appointment as Vice President — Mining Operations in January 2002, Mr. Fierro served as Vice President – Mining Services commencing as of May 2001 and prior to that he held the position of Vice President – General Manager at the Company’s Rochester Mine. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Vincent held the position of Manager of Financial Accounting with the Company for the prior eight years. Prior to his appointment as Treasurer, Mr. Meek held the position of Assistant Treasurer and Manager of Budget and Forecasting. Prior to his appointment as Vice President of Corporate Development on February 12, 2003, Mr. Krebs was employed as an independent consultant from September 2001, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc., wholly-owned subsidiary of Coeur. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by the Company as Manager – Acquisition Evaluation. Prior to his appointment as Vice President – Technical Services and Projects, Mr. Arnold served as Chief Operating Officer of Earthworks Technologies, Inc., a wholly owned subsidiary of Coeur. In addition, he was a principal with Knight Piesold and Company from September 1997 until February 2002 where he served as President and CEO.

Part II

Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters.

        The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”) and the Pacific Coast Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported by the NYSE:

	High	Low
2001
First Quarter	$1.740	$0.880
Second Quarter	$2.020	$0.980
Third Quarter	$1.340	$0.630
Fourth Quarter	$0.940	$0.650
2002
First Quarter	$1.500	$0.780
Second Quarter	$2.200	$0.900
Third Quarter	$2.500	$1.220
Fourth Quarter	$2.030	$1.210
2003
First Quarter	$2.160	$1.100
Second Quarter	$1.670	$1.240
Third Quarter	$3.870	$1.360
Fourth Quarter	$5.950	$2.820
2004
First Quarter (through March 4, 2004)	$7.69	$5.07

        The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

        At March 4, 2004, there were 5,450 record holders of the Company’s outstanding Common Stock.

Sales of Securities Without Registration Under the Securities Act of 1933.

        On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Convertible Senior Subordinated Notes due February 2007 (the “9% Notes”). The net proceeds were approximately $33.8 million, of which $10.0 million was available for general corporate purposes and the remainder was used to retire $22.4 million principal amount of the remaining $28.3 million principal amount of the Company’s 6 3/8% Convertible Subordinated Debentures due January 2004 (the “6 3/8% Debentures”). The 9% Notes were senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes were convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest was payable semi-annually on February 15 and August 15 of each year. The 9% Notes were redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 647,966 unregistered shares of common stock valued at $1.54 per share in lieu of cash. No underwriter was used with this transaction. The private placement was made to several accredited institutional investors. The private placement was exempt from registration under the Securities Act of 1933 by virtue of Regulation D thereunder.

        Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003 regarding the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	1,650,054	$ 2.11	7,444,140
Equity compensation
plans not approved
by security holders	0	--	--

Total	1,650,054	$ 2.11	7,444,140

Item 6.  Selected Financial Data

        The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2003	2002	2001	2000	1999
	(In thousands except per share data)
Revenues:
Sales of metal	$107,720	$85,944	$69,200	$93,174	$86,318
Other income(1)	2,019	8,544	2,712	8,032	22,628

Total revenues	109,739	94,488	71,912	101,206	108,946
Costs and expenses:
Production costs	77,861	82,855	69,149	86,661	68,896
Depreciation and depletion	16,627	13,511	11,347	20,785	19,620
Administrative and general	12,264	8,806	8,122	9,714	9,281
Mining exploration	6,914	6,455	10,046	9,412	8,518
Interest expense	12,851	21,948	14,592	16,999	16,408
Write-down of mining properties and other(2)	6,393	23,060	9,946	21,236	20,204
Loss (gain) on early retirement of debt (net of
income taxes)(3)	41,564	19,061	(48,217)	(16,136)	(3,990)

Total expenses	174,474	175,696	74,985	148,671	136,937
Net gain (loss) from operations before income taxes	(64,735)	(81,208)	(3,073)	(47,465)	27,991
(Provision) benefit for income taxes	7	--	6	(348)	(332)

Net loss before cumulative effect of change in
accounting principle	(64,728)	(81,208)	(3,067)	(47,813)	(28,323)
Cumulative effect of change in accounting principle	(2,306)	--	--	--	--

Net loss	$(67,034)	$(81,208)	$(3,067)	$(47,813)	$(28,323)

Net loss attributable to common shareholders	$(67,034)	$(81,208)	$(3,067)	$(49,993)	$(38,855)

Basic and Diluted Earnings Per Share Data:
Net loss per share	$(0.40)	$(1.04)	$(0.07)	$(1.41)	$(1.61)

Cash dividends paid per Common share	$--	$--	$--	$--	$--

Weighted average shares of Common stock	168,186	78,193	41,946	35,439	24,185

	December 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
	(In thousands)
Total assets	$258,276	$173,088	$210,380	$271,377	$354,047
Working capital - (restated) (4)	$99,124	$6,645	$16,270	$52,263	$169,054
Long-term liabilities	$39,529	$89,711	$141,877	$228,659	$264,709
Shareholders' equity	$196,287	$47,298	$26,788	$17,440	$68,165
(1)	Included in other income for the year 2003 are: (i) $0.4 million of insurance settlement (ii) $0.5 million of gains on foreign currency and (iii) $0.5 million of interest income. Included in other income for the year 2002 are: (i) the gain on the sale of Petorca of $1.4 million, and (ii) a gain on the sale of other assets of $3.2 million. Included in other income in 2001 was interest income of $2.7 million. Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company’s gold call positions sold of $4.1 million, and (ii) loss on investment in Pan American Silver Corp. stock of $2.3 million. Included in other income for the year 1999 are: (i) a gain of $21.1 million in settlement of a lawsuit, and (ii) a loss recorded on mark to market of the Company’s gold call positions sold of $4.3 million.

(2)	The year 2002 includes an impairment to the Coeur Silver Valley properties of $19.0 million. The year 2001 includes an impairment to the Kensington property of $6.1 million. During 2001, the Company also recorded an expense of approximately $4.2 million for settlement of an environmental lawsuit, including $3.9 million in payments and estimated legal fees and other costs. As a consequence of the sale of the Company’s shareholding in Gasgoyne Gold Mines NL, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price. In 1999, the Company evaluated the recoverability of its investment in Yilgarn Star Mine and determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment recorded in 1999 was $16.2 million.

(3)	During 2003, holders of $12.7 million of our 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes, in accordance with original terms, into approximately 9.6 million shares of common stock including payment for make whole provision for interest expense.

During 2003, we also exchanged $27.9 million and $2.1 million principal amount of our outstanding 6 3/8% Convertible Subordinated Debentures due 2004 and our 7 1/4% Convertible Subordinated Debentures due 2005, respectively, in exchange for 18.5 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $29.7 million. The shares included 0.5 million shares of common stock issued as payment for interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes due 2007, we also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

In July 2003, we and each of the holders of our 9% Convertible Senior Subordinated Notes due 2007 entered into an Early Conversion Agreement, whereby such holders exchanged an aggregate of $32.6 million principal amount of our 9% Convertible Senior Subordinated Notes due 2007 for 27.5 million shares of common stock, including shares issued for accrued interest. We recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with this transaction. On November 25, 2003, the Company issued 3.2 million shares of common stock in a registered offering, the proceeds of which were used to redeem $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes and recorded a loss on the early retirement of debt of $7.6 million.

In September 2002, the EITF issued 02-15, “Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84". The EITF concluded that the conversion of debt to equity pursuant to inducement should be accounted for in accordance with SFAS No. 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. SFAS No. 84 does not apply, however, if the conversion of convertible debt is under the original terms of the debenture.

We applied the provisions of SFAS No. 84 to all convertible debt for equity exchange transactions completed after September 11, 2002. In the fourth quarter of 2002, we purchased $10.3 million and $2.7 million aggregate principal amount of our 6 3/8% Convertible Subordinated Debentures due 2004 and our 7 1/4% Convertible Subordinated Debentures due 2005, respectively. We issued approximately 8.7 million shares of our common stock with a market value of approximately $17.2 million. The value of securities issuable pursuant to original conversion privileges was approximately $1.1 million. Therefore, pursuant to the provisions of SFAS No. 84, an induced debt conversion expense of $16.1 million was recorded and is included in gain (loss) on early retirement of debt in the consolidated statement of operations for the year December 31, 2002.

We exchanged $13.7 million, $11.1 million and $3.0 million aggregate principal amount of our 6% Senior Convertible Debentures due 2002, our 6 3/8% Convertible Subordinated Debentures due 2004, and our 7 1/4% Convertible Subordinated Debentures due 2005, respectively, during the year ended December 31, 2002. We issued approximately 25.3 million shares of our common stock, including interest expense, and recorded a loss on early retirement of debt of approximately $19.1 million. In addition, holders of $28.8 million of Series I 13 3/8% Convertible Senior Subordinated Notes due December 2003 and $21.5 million of the Series II 13 3/8% Convertible Senior Subordinated Notes due December 2003 voluntarily converted such Notes, under the original terms of the applicable indentures, into approximately 37.1 million shares of common stock. We also issued 8.0 million shares of common stock as payment of interest expense on the 13 3/8% Notes. Transactions completed prior to September 11, 2002 were accounted for as extinguishments of debt, in accordance with APB No. 26, “Early Extinguishment of Debt”.

During 2001, we issued 6.1 million shares of common stock in exchange for approximately $16 million in principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, and recorded a gain of approximately $9.0 million. Also during 2001, we completed an exchange offer whereby existing convertible subordinated debenture holders could exchange their existing debt for the newly registered 13 3/8% Convertible Senior Subordinated Notes due 2003. As a result of the exchange offer, we recorded a gain of $39.2 million, net of taxes and offering costs in the third quarter of 2001.

During 2000, we repurchased approximately $9.1 million principal amount of our 6% Convertible Subordinated Debentures due 2002, approximately $0.6 million principal amount of our 6 3/8% Convertible Subordinated Debentures due 2004, and approximately $22.0 million principal amount of our outstanding 7 1/4% Convertible Subordinated Debentures due 2005. We paid a price for those repurchased debentures of approximately $14.1 million. As a result of these repurchases, we recorded a gain of approximately $16.1 million.

During 1999, we repurchased approximately $10.2 million principal amount of our 6% Convertible Subordinated Debentures due 2002 for a purchase price of approximately $6.2 million, and as a result we recorded a gain of approximately $4.0 million in the early retirement of debt.

(4)	The Company has made corrections to amounts presented in prior year financial statements to present separately the portion of the amount attributable to ore on leach pad that represents a long-term asset and to correct the classification of restricted investments from current assets to long-term. The amount previously reported as current inventory has been reduced by $22.8 million in 1999, $19.9 million in 2000 and $12.4 million in 2001. In addition, the entire restricted investments balance of $11.2 million as of December 31, 2001 has been reclassified to long-term assets. The effect of these corrections reduced previously reported current assets by $22.8 million in 1999, $19.9 million in 2000, and $23.6 million in 2001 and increased long-term assets by the same amount. This correction has reduced the amount of reported current inventory by $12.3. All of these corrections have had no impact on our previously reported results of operations, earnings per share, total assets and liabilities, or shareholders’ equity.

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

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves in order to remain the nation’s largest primary silver producer and one of the world’s larger primary silver producers; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) to transform development-stage properties into producing mines; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

        The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues in 2003.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

        Reserve Estimates. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including, silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company has previously recorded $0.0 million, $19.0 million and $6.1 million in write-downs for the years ended December 31, 2003, 2002 and 2001, respectively.

        The following table summarizes write-downs and other recorded for all years presented:

	2003	2002	2001
Mineral property write-downs(1)(2)	$--	$19,045	$6,087
Mine closure and holding costs (3)	5,455	2,902	1,453
Investment in new business venture(4)	938	1,113	1,052
Write down of inventory at Handy & Harman(5)	--	--	1,354

Write-down of mineral properties and other	$6,393	$23,060	$9,946

(1)	2002 – Coeur Silver Valley
(2)	2001 – Kensington mine
(3)	Holding costs at Coeur Silver Valley, Kensington and Cerro Bayo
(4)	Earthworks Technology costs; 2003, 2002 — Mine depot costs; 2001
(5)	Amount of doré carried at Handy & Harman during its bankruptcy

        We depreciate our property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because the 1) determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.

        Ore on leach pad. The Rochester Mine utilizes the heap leach process to extract silver and gold from ore. The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. We again sample and assay the dorè,. Finally, a third party smelter converts the dorè into refined silver and gold bullion. At this point are we able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $32.1 million as of December 31, 2003. Of this amount, $17.4 million is reported as a current asset and $14.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.4 million	2.7 million	4.0 million	9,100	18,200	27,300
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.46	$0.81	$1.09	$0.24	$0.44	$0.63
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.62	$1.50	$2.85	$0.27	$0.59	$0.97

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

        Reclamation and remediation costs. Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method.

        The estimated undiscounted cash flows generated by our assets and the estimated liabilities for reclamation and remediation are determined using the Company’s assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

        Pension and other Benefit Plans. Pension and other benefit plan costs can be impacted by actual results over future periods. If the difference between expected returns and actual results falls outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants. The long-term expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% and 7% as of December 31, 2003 and 2002, respectively.

        The following table provides details of the pension plans asset mix at December 31, 2002:

Asset Class	Actual Mix	Target Mix	Expected Rate of Return	Standard Deviation or Volatility
U.S. equity investments	42%	30%	8.75%	16.00%
Guaranteed investment contracts	9%	10%	4.00%	1.00%
Fixed income investments	28%	30%	5.50%	7.25%
S&P 500 index fund	21%	30%	8.75%	16.00%

			7.40%	16.00%

        The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plan’s investment advisors when prudent. See Note N to the Company’s consolidated financial statements for more detail.

Operating Statistics and Reserve Estimates

        The Company’s total production in 2003 was 14.2 million ounces of silver and 119,500 ounces of gold, compared to 14.8 million ounces of silver and 117,000 ounces of gold in 2002. Total estimated proven and probable reserves at December 31, 2003 were approximately 174.6 million ounces of silver and 1.4 million ounces of gold, compared to silver and gold reserves at December 31, 2002 of approximately 75.0 million ounces and 2.3 million ounces, respectively.

        The following table shows the estimated amounts of proven and probable reserves and mineralized material at the Company’s following locations (1):

	Proven and Probable
				(000's)	(000's)	Mineralized Material
	Tons (000's)	Grade AG	Grade AU	Ounces AG	Ounces AU	Tons (000's)	Grade AG	Grade AU
Rochester	32,563	0.91	0.01	29,596	283	40,328	0.77	0.01
Silver Valley	717	21.54	--	15,432	--	2,252	10.94	--
Cerro Bayo	645	8.34	0.15	5,377	94	3,475	4.83	0.10
Mina Martha	16	83.65	0.09	1,349	1	24	78.43	0.08
San Bartolome	35,274	3.48	--	122,816	--	238	4.16	--
Kensington	4,113	--	0.24	--	1,003	7,262	--	0.12

Total	73,328			174,570	1,381	53,579

(1)     Reserves using silver price of $5.25 and gold price of $375.

        The sensitivity of ore reserves at December 31, 2003 would change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at different pricing ranges.

Proven and Probable Ore Reserve Sensitivity to Prices

	Silver Price	Gold Price	Tons (000's)	(000's) Ounces AG	(000's) Ounces AU
Rochester	$5.00	$325	25,813.0	27,114.0	253.0
	$5.50	$400	45,435.0	41,930.0	379.0
Silver Valley	$5.00	$325	627.0	14,048.0	--
	$5.50	$400	765.0	16,044.0	--
Cerro Bayo	$5.00	$325	581.0	5,041.0	88.0
	$5.50	$400	833.0	7,070.0	119.0
Mina Martha	$5.00	$325	16.0	1,348.0	1.4
	$5.50	$400	16.0	1,348.0	1.4

        The following table presents total production by company for the years ended December 31:

	2003	2002	2001
ROCHESTER MINE
Gold ozs	52,363	71,905	78,201
Silver ozs	5,585,385	6,417,792	6,348,292
Cash Costs per oz./silver	$4.67	$2.99	$3.09
Full Costs per oz./silver	$5.58	$3.75	$4.48
GALENA MINE
Silver ozs	3,735,663	5,302,721	4,507,652
Cash Costs per oz./silver	$4.66	$4.25	$4.62
Full Costs per oz./silver	$5.03	$5.00	$5.38
CERRO BAYO (A)
Gold ozs	67,155	45,209	--
Silver ozs	4,868,854	3,112,169	--
Cash Costs per oz./silver	$0.60	$0.38	--
Full Costs per oz./silver	$2.53	$1.86	--
PETORCA MINE (B)
Gold ozs	--	--	17,945
Silver ozs	--	--	86,599
Cash Costs per oz./gold	--	--	$341
Full Costs per oz./gold	--	--	$361
CONSOLIDATED TOTALS
Gold ozs	119,518	117,114	96,146
Silver ozs	14,189,902	14,832,682	10,942,543
Cash Costs per oz./silver	$3.27	$2.89	$3.71
Full Costs per oz./silver	$4.39	$3.80	$4.84
Cash Costs per oz./gold	--	--	$341
Full Costs per oz./gold	--	--	$361
Gold ozs. sold	126,942	98,537	100,295
Silver ozs. sold	14,894,210	13,347,477	10,905,140
Price realized per oz./gold	$344	$312	$275
Price realized per oz./silver	$4.87	$4.64	$4.34

(A)     The Company commenced production in April 2002.

(B)     Shut down operations for Petorca in August 2001.

        The following tables present reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

YEAR ENDED DECEMBER 31, 2003
(In thousands except ounces and per ounce costs)

	Rochester	Galena	Cerro Bayo(1)	Total
Production of Silver (ounces)	5,585,385	3,735,663	4,868,854	14,189,902
Cash Costs per ounce	$4.67	$4.66	$0.60	$3.27

Total Cash Costs (000's)	$26,062	$17,392	$2,911	$46,365
Add/Subtract:
Third Party Smelting Costs	(811)	(4,939)	(4,675)	(10,425)
By-Product Credit	18,980	2,256	24,383	45,619
Deferred Stripping Adjustment	(322)	--	--	(322)
Change in Inventory	(5,149)	(165)	1,938	(3,376)

Production Costs (GAAP)	$38,760	$14,544	$24,557	$77,861

YEAR ENDED DECEMBER 31, 2002 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo (1)	Total
Production of Silver (ounces)	6,417,792	5,302,721	3,112,169	14,832,682
Cash Costs per ounce	$2.99	$4.25	$0.38	$2.89

Total Cash Costs	$19,206	$22,531	$1,191	$42,928
Add/Subtract:
Third Party Smelting Costs	(1,013)	(7,576)	(1,003)	(9,592)
By-Product Credit	22,328	3,058	14,495	39,881
Accrued Reclamation Costs	1,161	636	86	1,883
Deferred Stripping Adjustment	(174)	--	--	(174)
Change in Inventory	15,122	(125)	(7,068)	7,929

Production Costs (GAAP)	$56,630	$18,524	$7,701	$82,855

(1)     Commenced operations of Cerro Bayo in April 2002.

YEAR ENDED DECEMBER 31, 2001
(In thousands except ounces and per ounce costs)

	Rochester	Galena	Petorca (2)	Total
Production of Silver (ounces)	6,348,292	4,507,652	--	10,855,944
Production of Gold (ounces)	--	--	17,945	17,645
Cash Costs per ounce	$3.09	$4.62	$341.00	N/A

Total Cash Costs	$19,629	$20,810	$6,124	$46,563
Add/Subtract:
Third Party Smelting Costs	(892)	(5,970)	(1,825)	(8,687)
By-Product Credit, primarily Gold and Copper	21,192	2,582	1,489	25,263
Accrued Reclamation Costs	1,542	652	--	2,194
Deferred Stripping Adjustment	(386)	--	--	(386)
Change in Inventory	3,543	(250)	(909)	4,202

Production Costs (GAAP)	$44,628	$17,824	$6,697	$69,149

(2)     Shut down operations for Petorca in August 2001.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2003 increased by $21.8 million, or 25%, from the year ended December 31, 2002 to $107.7 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2003 and increased metal prices received in 2003 compared with 2002. In 2003, the Company sold 14.9 million ounces of silver and 127,000 ounces of gold, compared to sales of 13.3 million ounces of silver and 99,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company produced a total of 14.2 million ounces of silver and 120,000 ounces of gold compared to 14.8 million ounces of silver and 117,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company realized average silver and gold prices of $4.87 and $344, respectively, compared with realized average prices of $4.64 and $312, respectively, in the prior year.

        Interest and other income in the year ended December 31, 2003 decreased by $6.5 million compared with the year ended December 31, 2002. The primary reason for the decrease is due to gains recorded in 2002 of $3.2 million for assets sold from Silver Valley and $1.4 million for the sale of the Petorca mine.

        Costs, Expenses and Write-downs

        The following table sets forth year 2003 versus year 2002 costs, expenses and write-downs:

[GRAPHIC OMITTED]

        Production costs in the year ended December 31, 2003 decreased by $5.0 million, or 6%, from the year ended December 31, 2002 to $77.9 million. The decrease in production costs is primarily due to increased production from the Company’s low-cost Cerro Bayo and Martha mines resulting in lower total production costs in 2003 compared to 2002. The decrease in production costs was offset partially by increased costs at the Company’s Rochester mine due to a crusher relocation and increased costs at the Company’s Galena mine due to the implementation of a long-range optimization plan.

        Depreciation and amortization increased in the year ended December 31, 2003 by $3.1 million, or 23%, from the prior year, primarily due to increased production at the Cerro Bayo mine and reduced depletion expense at the Galena mine.

        Administrative and general expenses increased $3.5 million in the year ended December 31, 2003 compared to 2002 due primarily to costs associated with the Company’s restructuring activities in 2003.

        Exploration expenses increased $1.1 million in the year ended December 31, 2003 compared to 2002, due to increased exploration activity at the Cerro Bayo and Mina Martha mines.

        Pre-feasibility expense decreased $0.6 million as a result of a lower level of activity at the San Bartolome mine during the fist half of 2003.

        Interest expenses decreased $9.1 million in the year ended December 31, 2003 compared to 2002, due to a reduction in debt levels associated with the Company’s restructuring program which was substantially completed in 2003.

        Write-downs of mining properties and other expenses amounted to $6.4 million in 2003, primarily as a result of holding costs at the Galena and Rochester mines for maintenance and crusher relocation in 2003. Write-downs of mining properties and other expenses in 2002 amounted to a total of $23.1 million, primarily as a result of (i) $19.0 million write-down of the Silver Valley property, (ii) $2.9 million of mine closing and holding costs at Petorca and Kensington and (iii) $1.1 million on environmental charges.

        Early Retirement of Debt

        Early retirement of debt resulted in a $41.6 million loss in 2003 compared to a $19.1 million loss in 2002. During 2003, the Company reduced its total debt by $70.0 million from December 31, 2002 to December 31, 2003. See “Debt Reduction Program” discussion below.

        Cumulative Effect of Change in Accounting Principle

        Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003. See Note J to the Consolidated Financial Statements – Reclaimation and remediation costs.

        Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $67.0 million in the year ended December 31, 2003 compared to a net loss of $81.2 million in the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2002 increased by $16.7 million, or 24%, from the year ended December 31, 2001 to $85.9 million. The increase in sales was primarily attributable to higher realized gold and silver prices accounting for approximately $6.9 million of the increase, and increased production of silver and gold compared to 2001, accounting for $9.8 million of the increase. In the year ended December 31, 2002, the Company produced a total of 14.8 million ounces of silver and 117,000 ounces of gold compared to 10.9 million ounces of silver and 96,000 ounces of gold in 2001. In the year ended December 31, 2002, Company realized average silver and gold prices of $4.64 and $312, respectively, compared with realized average prices of $4.34 and $275, respectively, in the prior year. The increase in gold and silver production was primarily due to the commencement of commercial production at the Company’s Cerro Bayo/Martha Mine and increased production at Silver Valley.

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

[GRAPHIC OMITTED]

        Production costs in the year ended December 31, 2002 increased by $13.7 million, or 20%, from the year ended December 31, 2001 to $82.9 million. The increase in production costs is primarily a result of the commencement of commercial mining operations at the Cerro Bayo/Martha Mine.

        Depreciation and amortization increased in the year ended December 31, 2002 by $2.2 million, or 19%, from the prior year, primarily due to the commencement of mining operations at the Cerro Bayo/Martha Mine.

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

        Interest expenses increased $7.4 million in the year ended December 31, 2002 compared to 2001, due to the make whole interest payments in conjunction with the Company’s “Debt Reduction Program” discussed below, which involved the conversion of 13 3/8% notes.

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

Early Retirement of Debt

        Early retirement of debt resulted in a $19.1 million loss compared to a $48.2 million gain in 2001. See “Debt Reduction Program” discussion below.

Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $81.2 million in the year ended December 31, 2002 compared to a net loss of $3.1 million in the year ended December 31, 2001.

Liquidity and Capital Resources

        Working Capital; Cash and Cash Equivalents

        The Company’s working capital at December 31, 2003 was approximately $99.1 million compared to $6.6 million at December 31, 2002. The ratio of current assets to current liabilities was 5.4:1 at December 31, 2003 compared to 1.2:1 at December 31, 2002. The increase in working capital is primarily the result of the common stock issuance in the fourth quarter.

        Net cash used in operating activities in 2003 was $5.1 million compared with $8.5 million used in operating activities in 2002. The most significant non-cash items included in the net loss in 2003 were losses on early retirement of debt of $41.6 million, interest expense of $8.2 million paid with common stock, and the $2.3 million cumulative effect of change in accounting principle.

        A total of $33.4 million was used by investing activities in 2003 compared to $6.0 million used in 2002. In 2003, cash used for development of mining assets was $19.9 million and net purchases of short-term investments $13.6 million.

        The Company’s financing activities provided $91.8 million during 2003 compared to $8.8 million in 2002. The variance is due to the proceeds received from the issuance in 2003 of $105.7 million of common stock and the issuance of 9% Notes of $33.8 million, offset in part by offering costs of $5.4 million. In addition, $39.7 million of long-term debt was retired during 2003.

        The Company believes its cash on hand, the funds received in connection with the post year-end financing and cash from operations will be adequate to meet its obligations during the next twelve months. Nevertheless, if the Company decides to pursue additional mineral interests or acquisitions, additional equity issuances or financing may be necessary. There can be no assurances that such financing will be available when or if needed.

        The Company’s cash flow forecasts indicate that approximately $9.4 million will be spent during 2004 on capital expenditures at its operating mines. In addition, the Company expects to spend approximately $10.7 million on exploration, lease holding costs and new project development. The Company expects to complete updated feasibility studies for its Kensington gold project and the San Bartolome silver project. The Company currently estimates capital costs for these projects at approximately $155 million. Both projects are subject to the outcome of the updated feasibility studies and the receipt of remaining permits. If the projects are approved, construction could commence in 2004 with commercial operation expected to occur in 2006.

        Capitalized Expenditures

        During 2003, the Company expended $12.1 million at the Rochester mine, $4.9 million for continuing mine development at the Cerro Bayo and Mina Martha properties, $2.4 million at the Galena Mine. During 2004, the Company plans to expend $3.5 million for investment activities at the Rochester mine, $2.1 million at the Galena mine, $3.0 million at Cerro Bayo, $3.8 million at the Kensington development property and $1.9 million at the San Bartolome development property. The Company expects to complete updated feasibility studies for its Kensington gold project and the San Bartolome silver project. The Company estimates capital costs for these projects at approximately $155 million. Both projects are subject to the outcome of the updated feasibility studies and the receipt of remaining permits. If the projects are approved, construction could commence in 2004 with commercial operation expected to occur in 2006.

        Debt Reduction Program

        During the past five years, the Company has pursued a program of restructuring and reducing its outstanding indebtedness, which has resulted in a reduction of long-term debt from $246.5 million at December 31, 1998 to $9.6 at December 31, 2003. A summary of the major components of the program are as follows:

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

        2001 Public Exchange Offer

        On June 29, 2001, the Company commenced an offer of its Series I 13 3/8% Senior Convertible Subordinated Notes due 2003 (“Series I 13 3/8 Notes”) in exchange for its outstanding 6%, 6 3/8% and 7 1/4% Debentures. The Company offered $1,000 principal amount of Series I 13 3/8% Notes for each $2,000 principal amount of 6 3/8% and 7 1/4% Debentures, and $1,000 principal amount of Series I 13 3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. The exchange offer was completed on July 30, 2001 and on August 1, 2001, the Company issued a total of approximately $42.6 million principal amount of Series I 13 3/8% Notes in exchange for approximately $2.0 million principal amount of 6% Debentures, $26.6 million principal amount of 6 3/8% Debentures and $54.5 million principal amount of 7 1/4% Debentures that were tendered and accepted in the exchange offer. In addition, the Company sold $25,000 principal amount of Series I 13 3/8% Notes for cash in connection with the offer. The exchange offer reduced the Company’s outstanding long-term debt by approximately $39.9 million and increased shareholders’ equity by approximately $38.6 million. As a result of the exchange offer, the Company recorded a gain of approximately $39.2 million, net of offering costs.

        The Series I 13 3/8% Notes were senior in right of payment to the 6%, 6 3/8% and 7 1/4% Debentures. The Series I 13 3/8% Notes were convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.35 per share, subject to adjustment. Interest was payable semi-annually on June 30 and December 31 of each year. The Company was entitled to elect to pay interest in cash or stock, in its sole discretion. The Company elected to pay the $2.9 million of interest payable on December 31, 2001 in common stock, issuing a total of 3.4 million shares of common stock in payment thereof. The Company had certain automatic conversion rights. If an automatic conversion were to occur within the first two years after issuance, or if holders elected to convert their Series I 13 3/8% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company was required to make a payment to the holders in cash, or at the Company’s option, in common stock, equal to two full years of interest, less interest already paid. The Series I 13 3/8% Notes were redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

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

        2001 Conversions

        During the year ending December 31, 2001, holders of $1.8 million principal amount of the Series I 13 3/8% Notes voluntarily converted such notes into approximately 1.3 million shares of common stock. In addition, 3.8 million shares of common stock were issued as payment for $2.9 million of interest expense on the Series I 13 3/8% Notes during 2001.

        2002 Private Placement Transaction

        In May 2002, The Company issued $21.5 million principal amount of new Series II 13 3/8% Convertible Senior Subordinated Notes (“Series II 13 3/8% Notes”) due December 2003, for proceeds of approximately $13.5 million, net of discount of $5.5 million and offering costs of approximately $1.9 million. Proceeds from this transaction were used to retire the remaining outstanding $9.4 million of 6% Convertible Subordinated Debentures due June 10, 2002 upon their maturity along with accrued interest and for general corporate purposes. The Series II 13 3/8% Notes were issued on similar terms, subject to certain contingent provisions, as the Company’s previously issued, Series I 13 3/8% Notes.

        2002 Exchanges and Conversions

        During 2002, the holders of the 6%, 6 3/8% and 7 1/4% Debentures exchanged a total of $13.7 million, $11.1 million, and $3.0 million principal amount, respectively, in exchange for a total of 14.4 million, 8.6 million and 2.3 million shares of common stock, respectively. Shares issued for the 6 3/8% and 7 ¼% Debentures include 0.7 million and 0.2 million shares of common stock issued for payment of interest.

        As of December 31, 2002, the holders of a total of approximately $28.7 million principal amount of Series I 13 3/8% Notes had converted their notes into a total of 21.2 million shares of common stock, excluding make whole interest payments.

        As of December 31, 2002, the holders of a total of approximately $21.5 million principal amount of Series II 13 3/8% Notes had converted their notes into a total of 15.9 million shares of common stock. As a result, the entire issue of Series II 13 3/8% Notes had converted into common stock. The Company issued 2.9 million shares for payment of interest.

        2003 Issuance of 9% Senior Convertible Notes

        On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Notes. The net proceeds were approximately $33.8 million. The 9% Notes were senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes were convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest was payable semi-annually on February 15 and August 15 of each year. The Company was entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes were redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash. No underwriter was used with this transaction. The private placement was made to several accredited institutional investors. The private placement was exempt from registration under the Securities Act of 1933 by virtue of Regulation D thereunder.

        On March 7, 2003, the Company called for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Debentures, which was funded by a portion of the proceeds received from the sale of the 9% Notes. The redeemed securities were retired on April 7, 2003.

        Effective as of July 10, 2003, Coeur d’Alene Mines Corporation entered into a series of agreements under which indebtedness of the Company were exchanged for or converted into shares of the Company’s common stock, (the “Common Stock”). The Company and each of the holders of the Company’s 9% Notes entered into an Early Conversion Agreement. The amount of principal converted under the Early Conversion Agreements was $32.6 million, and the common shares issued, including payment of interest, was approximately 27.5 million. After giving effect to the exchanges, an aggregate of $4.6 million of 9% Notes remained outstanding. The Company recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with these transactions.

        2003 Redemptions

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering, the proceeds of which were used to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes and recorded a loss on the early retirement of debt of $7.6 million. In addition, during the fourth quarter of 2003, the Company redeemed the remaining $4.8 million principal amount of the 6 3/8% Convertible Subordinated Debentures due January 2004.

        2003 Exchanges and Conversions

        During 2003, holders of $12.7 million of our Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes, in accordance with original terms, into approximately 9.6 million shares of common stock including payment for make whole provision for interest expense.

        During 2003, we exchanged $27.9 million and $2.1 million principal amount of our outstanding 6 3/8% Debentures and our 7 1/4% Debentures, respectively, in exchange for 18.5 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $29.7 million. The shares included 0.5 million shares of common stock issued as payment for interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes due 2007, we also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

        Issuances of Common Stock

        During the third quarter of 2003, the Company completed a public offering of 23.7 million shares of common stock at a public offering price of $3.40 per share, which included 3.1 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $76.0 million.

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

        On May 23, 2003, the Company sold 8.1 million shares of common stock to an institutional investor for an aggregate of $10.0 million, or $1.23 per share. The Company also granted the investor an option, exercisable within 30 days, to purchase an additional 1.2 million shares of common stock at a price of $1.23 per share. The proceeds of the sale were used for general corporate purposes and working capital needs, including the repayment of Series I 13 3/8% Notes and 6 3/8% Debentures. On June 20, 2003, the Company sold 1.2 million shares of common stock to the institutional investor for an aggregate of $1.5 million, or $1.23 per share, in connection with the above-referenced option. The sales of shares were effected under the Company’s shelf registration statement.

        On November 25, 2003, the Company issued 3.1 million shares of common stock in registered offering, the proceeds of which were used to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes.

Subsequent Events

        2004 Issuance of 1.25% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the "1.25% Notes"). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the 1.25% Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, each of which are pending the completion of updated feasibility studies and final construction decisions. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the 1.25% Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement.

        Redemption of Remaining 7 ¼% Convertible Subordinated Debentures due October 2005 Announced

        On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. The final redemption is set for March 11, 2004.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Convertible debt (1)	$9,563	$--	$9,563	$--	$--
Operating lease (2)	2,707	2,039	668	--	--
Capital lease (3)	321	207	114	--	--
Kensington Trust (4)	1,357	128	404	751	74
Building Mortgage (5)	1,206	98	228	278	602
Reclamation and mine closure (6)
	34,732	389	1,357	4,577	28,409
Pension and health benefits (7)	9,479	1,085	2,194	2,198	4,002
Other long-term liabilities (8)	2,198	406	418	12	1,362

Total	$61,563	$4,352	$14,946	$7,816	$34,449

(1)	The $9.6 million principal amount of 7 1/4% Debentures due 2005 outstanding at December 31, 2003 are convertible into shares of common stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company, and have no other funding requirements until maturity on October, 2005.

On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. The final redemption is set for March 11, 2004.

(2)	The Company has entered into various operating lease agreements which expire over a period of three years.

(3)	The Company has entered into various capital lease agreements for commitments over the next two years.

(4)	Purchase obligation for the Kensington property in Alaska.

(5)	The Company has secured a 10-year loan for $1.3 million at an interest rate of 10% for the Corporate Office Building utilizing the building as collateral for the loan. The amount of this loan outstanding at December 31, 2003 was $1.2 million. The loan was paid in full on February 11, 2004.

(6)	Reclamation and mine closure amounts represent the Company’s estimate of the discounted cash flows of its legal obligation to reclaim and remediate mining properties. This amount will increase over the passage of time for accretion of the obligation and will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(7)	Pension and health benefit amounts were determined by the actuary and are estimated based on the census information for the employee or retiree for each respective plan.

(8)	The remaining liabilities include amounts required by GAAP to accrue and include liabilities for severance, workers’ compensation and other miscellaneous accruals.

Risk Factors; Forward-Looking Statements

        For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1 above under the caption “Risk Factors.” In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

Litigation

        Current litigation matters are discussed in both Item 3 and in Note Q – Litigation in the Notes to the Consolidated Financial Statements.

Environmental Compliance Expenditures

        For the years ended December 31, 2003, 2002, and 2001, the Company expended $4.5 million, $5.3 million, and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, bonding, earth moving, water treatment and revegetation activities.

        The Company estimates that environmental compliance expenditures during 2004 will be approximately $3.5 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

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

Off-Balance Sheet Arrangements

        The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

Recent Accounting Pronouncements

        In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. For any entities created prior to February 1, 2003, we are currently assessing the impact of FIN 46 and FIN 46-R and do not believe that the adoption of FIN 46 and FIN 46-R will have a material impact on our financial reporting and disclosures.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial reporting and disclosures.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

        In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits plans. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement also requires new disclosures for interim periods beginning after December 15, 2003. This Statement was effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003. Refer to Note N – Defined Benefit, Post-Retirement, 401(k), and Defined Contribution Plans.

        In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002. (Refer to Note 1, Summary of Significant Accounting Policies, for further discussion.)

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

        All of the Company’s long-term debt at December 31, 2003, is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

        The following table summarizes the information at December 31, 2003 associated with the Company’s financial liabilities and financial instruments:

	2004	2005	2006	2007	2008	Total	Fair Value 12/31/03
Liabilities
Short and Long Term Debt
Fixed Rate	--	$9,563	--	--	--	$9,563	$9,552
Average Interest Rate	7.250%	7.250%	--	--	--	~	~
Derivative Financial Instruments
Gold Forward Sales -- USD Ounces	16,600	--	--	--	--	16,600	$(1,128)
Price Per Ounce	$348.32	--	--	--	--	$348.32	~
Foreign Currency Contracts
Chilean Peso - USD	$1,260	--	--	--	--	$1,260	$131
Exchange Rate (CLP to US$)	629	--	--	--	--	629	~

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

Item 9.  Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Disclosure of Controls and Procedures

        The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of the end of fiscal year 2003. In addition, all of the Company’s officers and officers of its subsidiaries have certified that the Company’s disclosure controls and procedures are effective and adequate as of the date of the filing. There have been no changes in the Company’s internal control over financial reporting identified in connection with that evaluation in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding our executive officers is set forth under Item 4A of this Form 10-K.

Item 11.  Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Principal Accountant Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – December 31, 2002 and 2003.

Consolidated Statements of Operations and Comprehensive Loss – Years Ended December 31, 2001, 2002 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003.

Notes to Consolidated Financial Statements.

(b)	Reports on Form 8-K: The following current reports on Form 8-K were filed by the Company during the fourth quarter of 2003.

(1)	Current Report on Form 8-K, dated October 23, 2003.

(2)	Current Report on Form 8-K, dated November 24, 2003.

(3)	Current Report on Form 8-K, dated December 29, 2003.

(c)	Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(b)	Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(c)	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Filed herewith.)

3(d)	Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(e)	Amendment to Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

4(a)	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174).)

4(b)	Form of Indenture, dated as of October 15, 1997, between the Registrant and Bankers Trust Company, as Trustee, relating to the Registrant’s 7¼% Convertible Subordinated Debentures due 2005. (Incorporated herein by reference to Exhibit No. 4 to the Registrant’s Current Report on Form 8-K filed on October 16, 1997.)

4(c)	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1.25% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 7, 2004).

10(a)	Executive Compensation Program. (Incorporated herein by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.)*

10(b)	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(c)	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(d)	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(e)	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

10(f)	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.) *

10(g)	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(h)	Supplemental Retirement and Deferred Compensation Plan, dated January 1, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(kk) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(i)	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(j)	Non-employee Directors’ Retirement Plan effective as of March 19, 1993, of the Registrant. (Incorporated herein by reference to Exhibit 10(oo) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

* Management contract or compensatory plan.

10(k)	Extension of Employment and Severance Agreement between the Registrant and Dennis E. Wheeler, dated June 28, 1994. (Incorporated by reference to Exhibit 10 (nn) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(l)	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(m)	Mining Lease, effective as of June 1, 1997, between Silver Valley Resources and American Silver Mining Company. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(n)	Mining Lease, effective as of April 23, 1996, between Silver Valley Resources Corporation and Sterling Mining Company. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(o)	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Silver Buckle Mines, Inc. (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(p)	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Placer Creek Mining Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(q)	Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (Dennis E. Wheeler – March 30, 1989, Robert Martinez – March 30, 1989, James A. Sabala – January 13, 2003, Gary W. Banbury – March 19, 1998, James K. Duff – March 17, 1997, Dieter A. Krewedl – October 29, 1998, Troy Fierro – November 11, 2001, Wayne L. Vincent – October 29, 1998 and James N. Meek – March 11, 1999). (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10(r)	Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant's Form 10-K for the year ended 2002).

* Management contract or compensatory plan.

10(s)	2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2003.

10(t)	Employment Agreement, dated February 1, 2004 between the Registrant and Donald J. Birak (Filed herewith).

10(u)	Employment Agreement, dated March 11, 2003 between the Registrant and Gary Banbury. (Incorporated herein by reference to Exhibit 10(b) to Registrant’s Quarterly Report on 10-Q dated May 15, 2003).

10(v)	Employment Agreement, dated March 11, 2003 between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on 10-Q dated May 15, 2003).

10(w)	Employment Agreement, dated March 11, 2003 between the Registrant and Robert Martinez. (Incorporated herein by reference to Exhibit 10(e) to Registrant’s Quarterly Report on 10-Q dated May 15, 2003).

10(x)	Employment Agreement, dated March 11, 2003 between the Registrant and James N. Meek. (Incorporated herein by reference to Exhibit 10(c) to Registrant’s Quarterly Report on 10-Q dated May 15, 2003).

10(y)	Employment Agreement, dated March 11, 2003 between the Registrant and Wayne Vincent. (Incorporated herein by reference to Exhibit 10(d) to Registrant’s Quarterly Report on 10-Q dated May 15, 2003).

10(z)	Employment Agreement, dated June 9, 2003 between the Registrant and James Arnold. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on 10-Q dated July 24, 2003).

21	List of subsidiaries of the Registrant. (Filed herewith.)

23	Consent of KPMG LLP. (Filed herewith.)

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	CEO Section 1350 Certification

32.2	CFO Section 1350 Certification

(d)	Independent auditors’ reports are included herein as follows:

Report of KPMG LLP as of December 31, 2003 and for the year ended December 31, 2003

Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d'Alene Mines Corporation
(Registrant)
Date: March 9, 2004	By: /s/ Dennis E. Wheeler
Dennis E. Wheeler
(Chairman and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler	Chairman, Chief Executive Officer	March 9, 2004
Dennis E. Wheeler	and Director
/s/ Robert Martinez	President and Chief Operating Officer	March 9, 2004
Robert Martinez
/s/ James A. Sabala	Executive Vice President	March 9, 2004
James A. Sabala	and Chief Financial Officer
/s/ Wayne L. Vincent	Controller and Chief	March 9, 2004
Wayne L. Vincent	Accounting Officer
/s/ Cecil D. Andrus	Director	March 2, 2004
Cecil D. Andrus
/s/ James J. Curran	Director	March 4, 2004
James J. Curran
/s/ James A. McClure	Director	March 5, 2004
James A. McClure
/s/ Robert E. Mellor	Director	March 9, 2004
Robert E. Mellor
/s/ John H. Robinson	Director	March 6, 2004
John H. Robinson
/s/ Timothy R. Winterer	Director	March 8, 2004
Timothy R. Winterer
/s/ J. Kenneth Thompson	Director	March 9, 2004
J. Kenneth Thompson

ANNUAL REPORT ON FORM 10-K
Item 8, Item 15(a), and Item 15(d)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Report of KPMG LLP as of December 31, 2003 and 2002 and for the years ended December
31, 2003 and 2002	F-2
Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for each of the
years in the three-year period ended December 31, 2001	F-3
Consolidated Balance Sheets - December 31, 2003 and 2002	F-4
Consolidated Statements of Operations and Comprehensive Loss - Years Ended December
31, 2003, 2002 and 2001	F-6
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2003, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002
and 2001	F-8
Notes to Consolidated Financial Statements	F-9

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Coeur d’Alene Mines Corporation:

        We have audited the 2003 and 2002 consolidated financial statements of Coeur d’Alene Mines Corporation (an Idaho Corporation) and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Coeur d’Alene Mines Corporation, as listed in the accompanying index, were audited by other auditors who have ceased operations and whose report, dated February 15, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that stated that the Company had suffered recurring losses from operations, had a significant portion of its convertible debentures that needed to be repaid or refinanced in June 2002 and had declining amounts of cash and cash equivalents and unrestricted short-term investments, all of which raised substantial doubt about its ability to continue as a going concern.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes B and J to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003.

/s/ KPMG LLP

Denver, Colorado
February 13, 2004

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (“ANDERSEN”). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

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

/s/ Arthur Andersen LLP

Denver, Colorado,
February 15, 2002.

CONSOLIDATED BALANCE SHEETS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
ASSETS	2003	2002
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$62,417	$9,093
Short-term investments	19,265	518
Receivables and prepaid expenses, net	9,979	7,185
Ore on leach pad	17,388	11,082
Metal and other inventory	12,535	14,846

	121,584	42,724
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	87,546	76,194
Less accumulated depreciation	(52,868)	(49,531)

	34,678	26,663
MINING PROPERTIES
Operational mining properties	114,018	92,149
Less accumulated depletion	(90,245)	(71,833)

	23,773	20,316
Mineral interests	20,125	18,825
Non-producing and development properties	25,121	28,129

	69,019	67,270
OTHER ASSETS
Non-current ore on leach pad	14,705	15,474
Restricted investments	8,710	13,108
Debt issuance costs, net	87	1,034
Marketable securities	19	915
Other	9,474	5,900

	32,995	36,431

TOTAL ASSETS	$258,276	$173,088

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002
	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$7,772	$5,962
Accrued liabilities	5,218	4,334
Accrued interest payable	120	1,610
Accrued salaries and wages	5,705	5,594
Current portion of remediation costs	1,278	926
13 3/8% Convertible Senior Subordinated Notes due December 2003	--	12,735
Current portion of bank financing	2,367	4,918

	22,460	36,079
LONG-TERM LIABILITIES
6 3/8% Convertible Subordinated Debentures due January 2004	--	55,132
7 1/4% Convertible Subordinated Debentures due October 2005	9,563	11,665
Reclamation and mine closure	20,934	14,458
Other long-term liabilities	9,032	8,456

	39,529	89,711
COMMITMENTS AND CONTINGENCIES
(See Notes I, J, K, M, N, O and Q)
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued 214,195,186 and 119,653,267 in 2003 and 2002 (1,059,211
shares held in treasury)	214,195	119,653
Additional paid-in capital	542,900	420,863
Accumulated deficit	(546,241)	(479,207)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,377)	(821)

	196,287	47,298

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$258,276	$173,088

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2003	2002	2001
	(In Thousands, except per share data)
REVENUES
Sales of metal	$107,720	$85,944	$69,200
Interest and other	2,019	8,544	2,712

Total revenues	109,739	94,488	71,912
COSTS AND EXPENSES
Production	77,861	82,855	69,149
Depreciation and depletion	16,627	13,511	11,347
Administrative and general	12,264	8,806	8,122
Exploration	4,947	3,849	6,362
Pre-feasibility	1,967	2,606	3,684
Interest	12,851	21,948	14,592
Write-down of mining properties and other holding costs	6,393	23,060	9,946
Loss (gain) on exchange and early retirement of debt	41,564	19,061	(48,217)

Total cost and expenses	174,474	175,696	74,985

LOSS FROM CONTINUING OPERATIONS	(64,735)	(81,208)	(3,073)
Income tax benefit	7	--	6

Loss before cumulative effect of change in accounting principle	(64,728)	(81,208)	(3,067)
Cumulative effect of change in accounting principle	(2,306)	--	--

NET LOSS	(67,034)	(81,208)	(3,067)
Other comprehensive loss	(556)	(1,470)	821

COMPREHENSIVE LOSS	$(67,590)	$(82,678)	$(2,246)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock	168,186	78,193	41,946

Net loss per share before cumulative effect of change in accounting
principle	$(0.39)	$(1.04)	$(0.07)
Cumulative effect of change in accounting principle	(0.01)	--	--

Net loss per common share	$(0.40)	$(1.04)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	For Years Ended December 31, 2003, 2002 and 2001 (In Thousands)
	Common Stock Shares	Common Stock $1 Par	Additional Paid In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2001	38,109	$38,109	$387,625	$(394,932)	$(13,190)	$(172)	$17,440
Net Loss	--	--	--	(3,067)	--	--	(3,067)
Unrealized gain on short-term
investments and marketable securities	--	--	--	--	--	821	821
Conversions of convertible senior
subordinated notes to
common stock	1,327	1,327	468	--	--	--	1,795
Exchanges of convertible subordinated
debentures to common stock	6,045	6,045	871	--	--	--	6,916
Interest on convertible senior
subordinated notes paid in
common stock	3,792	3,792	(913)	--	--	--	2,879
Other	5	5	(1)	--	--	--	4

Balances at December 31, 2001	49,278	49,278	388,050	(397,999)	(13,190)	649	26,788
Net Loss	--	--	--	(81,208)	--	--	(81,208)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(297)	(297)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	--	(10)	(10)
Excess additional pension liability
over	--	--	--	--	--	(1,163)	(1,163)
unrecognized prior service cost
Conversions of convertible senior
subordinated notes to
common stock	37,143	37,143	5,665	--	--	--	42,808
Exchanges of convertible subordinated
debentures to common stock	24,382	24,382	22,413	--	--	--	46,795
Interest on convertible senior
subordinated notes paid in
common stock	8,850	8,850	4,735	--	--	--	13,585
Other	--	--	--	--	--	--	--

Balances at December 31, 2002	119,653	119,653	420,863	(479,207)	(13,190)	(821)	47,298
Net Loss	--	--	--	(67,034)	--	--	(67,034)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(306)	(306)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	--	140	140
Excess additional pension liability
over	--	--	--	--	--	(390)	(390)
unrecognized prior service cost
Conversions and exchanges of
convertible
senior subordinated notes to	50,317	50,317	54,158	--	--	--	104,475
common stock
Interest on convertible senior
subordinated notes paid in
common stock	5,878	5,878	3,169	--	--	--	9,047
Issuance of common stock	36,230	36,230	64,580	--	--	--	100,810
Long-term incentive stock payout	1,240	1,240	(358)	--	--	--	882
Other	877	877	488	--	--	--	1,365

Balances at December 31, 2003	214,195	$214,195	$542,900	$(546,241)	$(13,190)	$(1,377)	$196,287

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,034)	$(81,208)	$(3,067)
Add (deduct) noncash items:
Depreciation and depletion	16,627	13,511	11,347
Loss (gain) on early retirement of convertible
subordinated debentures	41,564	19,061	(48,217)
Cumulative effect of change in accounting principle	2,306	--	--
Interest expense on convertible senior
subordinated notes paid in common stock	8,191	13,585	2,868
Write down of Handy & Harmon inventory	--	--	1,354
Other charges	2,349	4,588	1,271
(Gain) loss on sale of assets	--	(4,564)	509
Write-down of mining properties	--	19,047	6,087
Unrealized (gain) loss on written call options	--	62	(526)
Gain on sale of short-term investment	(40)	(916)	(431)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(6,191)	(1,795)	3,807
Inventories	(3,226)	7,311	4,616
Accounts payable and accrued liabilities	328	2,834	(9,514)

CASH USED IN OPERATING ACTIVITIES	(5,126)	(8,484)	(29,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(99,782)	(40,131)	(1,256)
Proceeds from sales of short-term investments	86,168	40,870	6,195
Proceeds from sale of assets	370	4,117	14,857
Expenditures on mining assets	(19,914)	(10,316)	(6,956)
Other	(196)	(515)	(208)

CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(33,354)	(5,975)	12,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(39,717)	(9,427)	(743)
Proceeds from issuance of common stock, net of
issuance costs	100,810	--	--
Proceeds from issuance of notes, net of issuance costs	33,280	13,532	(2,204)
Bank borrowings on working capital facility	30,785	15,403	--
Payments to bank on working capital facility	(33,226)	(10,485)	--
Other	(128)	(185)	(302)

CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES:	91,804	8,838	(3,249)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	53,324	(5,621)	(20,513)
Cash and cash equivalents at beginning of period	9,093	14,714	35,227

Cash and cash equivalents at end of period	$62,417	$9,093	$14,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,000	$19,200	$16,200
Income taxes	--	--	--

        The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BUSINESS OF COEUR D’ALENE MINES CORPORATION

        Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska) and South America (Chile, Argentina and Bolivia).

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Compania Minera Polimet S.A., and Empressa Minera Manquiri S.A. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

        Revenue Recognition: Revenue is recognized when title to silver and gold passes at the shipment or delivery point to the buyer, depending on the contract. The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third party transportation, smelting and refining costs are recorded as a reduction of revenue.

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

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss.

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

        The Company reported ore on the leach pads of $32.1 million as of December 31, 2003. Of this amount, $17.4 million is reported as a current asset and $14.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In 2003, the estimated recoveries for silver and gold were revised to 61.5% and 93%, respectively, from the 59% and 89% used in the prior three years. The impact of this change in recovery increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

        Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out and weighted average cost methods. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market.

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

        Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense. Costs incurred during the start-up phase of a mine are expensed as incurred. Ongoing mining expenditures on producing properties are charged against earnings as incurred. Major development expenditures incurred to increase production or extend the life of the mine are capitalized.

        Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have a material effect on the Company’s financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2003 and December 31, 2002, the Company holds certificates of deposit under these agreements of $8.7 million and $13.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At December 31, 2003 and December 31, 2002 the carrying amount of the deferred stripping costs were $1.2 million and $1.5 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the years ended December 31, 2003, 2002 and 2001 were $0.3 million, $0.2 million and $0.4 million, respectively.

        Reclamation and Remediation Costs: Estimated future costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires entities to record the fair value of asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Refer to Note J for additional disclosure.

        Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.

        Derivative Financial Instruments: On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note O – Derivative Financial Instruments and Fair Value of Financial Instruments.

        Stock-based Compensation Plans: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.” SFAS 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 have no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Years Ended December 31,
	2003	2002	2001
Net loss attributable to Common shareholders	$(67,034)	$(81,208)	$(3,067)
Unaudited pro forma net loss	$(67,050)	$(82,035)	$(3,312)
Basic and diluted net loss per share as reported	$(0.40)	$(1.04)	$(0.07)
Unaudited basic and diluted pro forma net loss per share	$(0.40)	$(1.05)	$(0.08)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.0%, 4.4% and 1.3% for 2003, 2002 and 2001, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 45%, 89% and 93% for 2003, 2002 and 2001, respectively, and no expected dividends.

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

        Comprehensive Loss: In addition to net loss, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include the following:

	2003	2002	2001
Unrealized loss on marketable securities	$(306)	$(297)	$821
Change in fair value of derivative hedging, net
of settlement	140	(10)	--
Excess additional pension liability on
unrecorded service cost	(390)	(1,163)	--

Comprehensive gain (loss)	$(556)	$(1,470)	$821

        Net Loss Per Common Share: Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in years ending December 31, 2003, 2002 and 2001.

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

        Recent Accounting Pronouncements: In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures. For any entities created prior to February 1, 2003, we are currently assessing the impact of FIN 46 and FIN 46-R and do not believe that the adoption of FIN 46 and FIN 46-R will have a material impact on our financial reporting and disclosures.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial reporting and disclosures.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

        In December 2003, FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits plans. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement also requires new disclosures for interim periods beginning after December 15, 2003. This Statement was effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003. Refer to Note N – Defined Benefit, Post-Retirement, 401(k), and Defined Contribution Plans.

        In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE C — LIQUIDITY

        The Company’s working capital at December 31, 2003 was approximately $99.1 million compared to $6.6 million at December 31, 2002. The ratio of current assets to current liabilities was 5.4:1 at December 31, 2003 compared to 1.2:1 at December 31, 2002. The increase in working capital is primarily the result of the common stock issuance in the fourth quarter.

        Net cash used in operating activities in 2003 was $5.1 million compared with $8.5 million used in operating activities in 2002. The most significant non-cash items included in the net loss in 2003 were losses on early retirement of debt of $41.6 million, interest expense of $8.2 million paid with common stock, and the $2.3 million cumulative effect of change in accounting principle.

        A total of $33.4 million was used by investing activities in 2003 compared to $6.0 million used in 2002. In 2003, cash used for development of mining assets was $19.9 million and net purchases of short-term investments was $13.6 million.

        The Company’s financing activities provided $91.8 million during 2003 compared to $8.8 million in 2002. The variance is due to the proceeds received from issuance of common stock in 2003 of $105.7 million, net of offering costs of $5.4 million, and the issuance of 9% Notes of $33.8 million. In addition, $39.7 million of long-term debt was retired during 2003.

        The Company believes its cash on hand, the funds received in connection with the post year-end financing and cash from operations will be adequate to meet its obligations during the next twelve months. Nevertheless, if the Company decides to pursue additional mineral interests or acquisitions, additional equity issuances or financing may be necessary. There can be no assurances that such financing will be available when or if needed.

NOTE D — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

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

	Available-For-Sale Securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
As of December 31, 2003
U.S. Corporate debt securities	$19,236	$12	$41	$19,265
Equity Securities	19	3	3	19

	$19,255	$15	$44	$19,284

As of December 31, 2002
U.S. Corporate debt securities	$13,408	$--	$--	$13,408
Equity Securities	782	4	355	1,133

	$14,190	$4	$355	$14,541

As of December 31, 2001
U.S. Corporate debt securities	$12,319	$--	$--	$12,319
Equity Securities	1,699	173	822	2,348

	$14,018	$173	$822	$14,667

        The gross realized gains on sales of available-for-sale securities totaled $0.1 million during 2003, $1.1 million during 2002, and nil for 2001. The gross realized losses totaled $0.1 million, $0.2 million, and $0.4 million during 2003, 2002 and 2001 respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $1.3 million, $1.5 million and $4.8 million of short-term investments sold or adjusted for other than temporary decline in market value during 2003, 2002 and 2001, respectively. Short-term investments mature at various dates through December 2004.

NOTE E — ORE ON LEACH PADS

        Ore on leach pad consists of the following:

	December 31,
	2003	2002
Ore on leach pad - Current	$17,388	$11,082
Ore on leach pad - Non-current	14,705	15,474

Total ore on leach pads	$32,093	$26,556

NOTE F — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	December 31,
	2003	2002
In-process stockpile ore	$--	$--
Concentrate and dore inventory	7,980	10,189
Supplies	4,555	4,657

Metal and other inventory	$12,535	$14,846

NOTE G — PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2003	2002
Land	$1,339	$1,407
Building Improvements	37,203	36,798
Machinery and equipment	48,529	37,989
Capitalized leases, machinery and
equipment	475	--

	87,546	76,194
Accumulated depreciation	(52,868)	(49,531)

	$34,678	$26,663

        The Company has entered into various operating lease agreements which expire over a period of three years. Total rent expense charged to operations under these agreements was $4.4 million, $3.7 million and $3.2 million for 2003, 2002, 2001, respectively.

        Minimum future lease payments under both capital and operating leases at December 31, 2003 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2004	$207	$2,039
2005	114	661
2006	--	7
Thereafter	--	--

	$321	$2,707

Less: Amount representing interest	13

Present value of net mining lease payments	308
Current maturities	197

	$111

NOTE H — MINING PROPERTIES

	December 31,
	2003	2002
Capitalized costs for mining properties, net of accumulated depletion consist of the following:
Operational mining properties:
Rochester Mine	$15,214	$12,033
Galena Mine (A)	3,073	--
Cerro Bayo Mine	3,754	7,504
Martha Mine	1,732	779

Total operational mining properties	23,773	20,316
Non-producing and developmental properties:
Kensington	24,979	24,979
San Bartolome	20,125	18,825
Other	142	3,150

Total non-producing and developmental properties	45,246	46,954

Total properties	$69,019	$67,270

    (A)        During 2002, the Company made the determination that its carrying amount for the Coeur Silver Valley Galena Mine was impaired. As a result, the Company reduced the carrying amount to zero and recorded an impairment loss of $19.0 million. Additions in the current year are related to the adoption of SFAS 143 and additional development work performed in 2003.

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

        Cerro Bayo Mine: The Cerro Bayo Mine is a gold and silver open pit and underground mine located in southern Chile. Commercial production commenced on April 18, 2002.

        Martha Mine: The Martha Mine is an underground silver mine located in Argentina, approximately 270 miles southeast of Coeur’s Cerro Bayo mine. Coeur acquired 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore from the Martha mine to the Cerro Bayo facility for processing.

Non-Producing and Development Properties

        San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL. During the third quarter of 2003, the Company retained Flour Daniel Wright and SRK to prepare an updated feasibility study which is expected to be completed in the second quarter of 2004.

        Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. During 2003, the Company continued alternative permitting efforts and site maintenance.

NOTE I — LONG-TERM DEBT

Debt Reduction Program

        During the past five years, the Company has pursued a program of restructuring and reducing its outstanding indebtedness, which has resulted in a reduction of long-term debt from $246.5 million at December 31, 1998 to $9.6 at December 31, 2003. A summary of the major components of the program are as follows:

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

        2001 Public Exchange Offer

        On June 29, 2001, the Company commenced an offer of its Series I 13 3/8% Senior Convertible Subordinated Notes due 2003 (“Series I 13 3/8 Notes”) in exchange for its outstanding 6%, 6 3/8% and 7 1/4% Debentures. The Company offered $1,000 principal amount of Series I 13 3/8% Notes for each $2,000 principal amount of 6 3/8% and 7 1/4% Debentures, and $1,000 principal amount of 13 3/8% Notes in exchange for each $1,000 principal amount of 6% Debentures. The exchange offer was completed on July 30, 2001 and on August 1, 2001, the Company issued a total of approximately $42.6 million principal amount of 13 3/8% Notes in exchange for approximately $2.0 million principal amount of 6% Debentures, $26.6 million principal amount of 6 3/8% Debentures and $54.5 million principal amount of 7 1/4% Debentures that were tendered and accepted in the exchange offer. In addition, the Company sold $25,000 principal amount of 13 3/8% Notes for cash in connection with the offer. The exchange offer reduced the Company’s outstanding long-term debt by approximately $39.9 million and increased shareholders’ equity by approximately $38.6 million. As a result of the exchange offer, the Company recorded a gain of approximately $39.2 million, net of offering costs.

        The Series I 13 3/8% Notes were senior in right of payment to the 6%, 6 3/8% and 7 1/4% Debentures. The Series I 13 3/8% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.35 per share, subject to adjustment. Interest is payable semi-annually on June 30 and December 31 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The Company elected to pay the $2.9 million of interest payable on December 31, 2001 in common stock, issuing a total of 3.8 million shares of common stock in payment thereof. The Company can elect to automatically convert the Series I 13 3/8% Notes during the first two years after issuance if the closing price of the common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs within the first two years after issuance, or if holders elect to convert their Series I 13 3/8% Notes within the first two years after issuance and prior to notice of any automatic conversion, the Company is required to make a payment to the holders in cash, or at the Company’s option, in common stock, equal to two full years of interest, less interest already paid. The Series I 13 3/8% Notes are redeemable at the option of the Company two years after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control.

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

        2001 Conversions

        During the year ending December 31, 2001, holders of $1.8 million principal amount of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “Series I 13 3/8% Notes”) voluntarily converted such notes into approximately 1.3 million shares of common stock. In addition, 3.8 million shares of common stock were issued as payment for $2.9 million of interest expense on the Notes during 2001.

        2002 Private Placement Transaction

        In May 2002, The Company issued $21.5 million principal amount of new Series II 13 3/8% Convertible Senior Subordinated Notes (“Series II 13 3/8% Notes”) due December 2003, for proceeds of approximately $13.5 million, net of discount of $5.5 million and offering costs of approximately $1.9 million. Proceeds from this transaction were used to retire the remaining outstanding $9.4 million of 6% Convertible Subordinated Debentures due June 10, 2002 upon their maturity along with accrued interest and for general corporate purposes. The Series II 13 3/8% Notes were issued on similar terms, subject to certain contingent provisions, as the Company’s previously issued, Series I 13 3/8% Convertible Senior Subordinated Notes (“Series I 13 3/8% Notes”) due December 31, 2003.

        The Series II Notes are convertible at any time prior to their maturity on December 31, 2003 at a conversion price of $1.35 per share, subject to adjustment. The Company may elect to automatically convert the Series II Notes at any time prior to maturity if the closing sale price of the Company’s common stock exceeds 200% of the conversion price for at least 20 trading days during a 30-day trading day period ending within five trading days prior to the notice of automatic conversion. If an automatic conversion occurs prior to maturity, the Company will make a payment to holders in cash or, at the Company’s option, in common stock, equal to $211.77 for each $1,000 principal amount of notes, less any interest actually paid prior to automatic conversion. If paid in common stock, the shares of common stock will be valued at 90% for the average of the closing price of the Company’s common stock for the five trading days immediately preceding the second trading day prior to the automatic conversion date. If holders elect to convert their Series II Notes prior to maturity and prior to notice of automatic conversion, they will have the right to receive a payment upon conversions equal to $211.77 for each $1,000 principal amount of notes, less interest actually paid, payable in cash or common stock at the Company’s option. If paid in commons tock, the shares will be valued at 90% of the average of the closing price of the Company’s common stock for the five trading days immediately preceding the second trading day prior to the voluntary conversion date, subject to a minimum valuation equal to the conversion price.

        2002 Exchanges and Conversions

        During 2002, the holders of the 6%, 6 3/8% and 7 1/4% Debentures exchanged a total of $13.7 million, $11.1 million, and $3.0 million principal amount, respectively, in exchange for a total of 14.4 million, 8.6 million and 2.3 million shares of common stock, respectively. Shares issued for the 6 3/8% and 7 ¼% Debentures include 0.7 million and 0.2 million shares of common stock issued for payment of interest.

        As of December 31, 2002, the holders of a total of approximately $28.8 million principal amount of Series I 13 3/8% Notes had converted their notes into a total of 21.2 million shares of common stock, excluding make whole interest payments.

        As of December 31, 2002, the holders of a total of approximately $21.5 million principal amount of Series II 13 3/8% Notes had converted their notes into a total of 15.9 million shares of common stock. As a result, the entire issue of Series II 13 3/8% Notes had converted into common stock. The Company issues 2.9 million shares for payment of interest.

        2003 Issuance of 9% Senior Convertible Notes

        On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Notes. The net proceeds were approximately $33.8 million. The 9% Notes are senior in right of payment to the 6 3/8% and 7 1/4% Debentures. The 9% Notes are convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest is payable semi-annually on February 15 and August 15 of each year. The Company is entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes are redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash. No underwriter was used with this transaction. The private placement was made to several accredited institutional investors. The private placement was exempt from registration under the Securities Act of 1933 by virtue of Regulation D thereunder.

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

        2003 Exchanges and Conversions

        During 2003, holders of $12.7 million of our 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes, in accordance with original terms, into approximately 9.6 million shares of common stock which includes 0.2 million shares issued for interest due under the terms of the agreement.

        During 2003, the Company exchanged $27.9 million and $2.1 million principal amount of our outstanding 6 3/8% Convertible Subordinated Debentures due 2004 and our 7 1/4% Convertible Subordinated Debentures due 2005, respectively, in exchange for 18.5 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $29.7 million. The shares issued included 0.5 million shares of common stock issued as payment for interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes due 2007, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

        2003 Redemptions

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering, the proceeds of which were used to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes and recorded a loss on the early retirement of debt of $7.6 million. In addition, during the fourth quarter of 2003, the Company redeemed the remaining $4.9 million principal amount of the 6 3/8% Convertible Subordinated Debentures due January 2004.

Debt-for-Equity Conversions and Exchanges

        The following table sets forth debt-for-equity conversions exchanges for each year in millions:

	Common Shares	Principal Amount		Interest Expense		Discount and Offering Costs	Gain/(Loss) on Early Retirement of Debt
2003
Converted
13.375% Notes Series I due 2003	9.4	$12.7		$--		$(0.30)	$--
Interest	0.2	--		0.3		--	--
Exchanged
6.375% Debentures due 2004	16.6	27.9		--		(0.10)	(27.5)
Interest	0.5	--		0.9		--	--
7.25% Debentures due 2005	1.4	2.1		--		--	(2.2)
9% Notes due 2007	23.0	32.6		--		(4.20)	(4.2)

Interest	4.5	--		7.0		--	--

TOTAL	55.6	$75.3		$8.2		$(4.60)	$(33.9)

2002
Converted
13.375% Notes Series I due 2003	21.2	$28.8		$--		$(1.30)	$--
Interest	5.1	7.9			--	--
13.375% Notes Series II due 2003	15.9	21.5		--		(6.04)	--
Interest	2.9	4.5			--	--
Exchanged
6% Debentures exchanged June 2002	14.4	13.7		--		(0.03)	(2.9)
6.375% Debentures due 2004	7.9	11.1		--		(0.06)	(12.9)
Interest	0.7		--		1.0	--
7.25% Debentures due 2005	2.1	3.0		(0.04)		(3.3)

Interest	0.2	--		0.2		--	--

TOTAL	70.4	$78.1		$13.6		$(7.46)	$(19.1)

2001
Converted
13.375% Notes Series I due 2003	1.3	$1.8		$--		$(0.43)	$--
Interest	3.8	--		2.9		--	--
Exchanged
7.25% Debentures due 2005	6.1	16.0		--		(0.27)	9.0

TOTAL	11.2	$17.8		$2.9		$(0.70)	$9.0

        Redemptions of Debentures

        The following table sets forth cash redemptions of debentures each year n millions:

	Principal Amount	Purchase Amount	Offering Cost	Loss on Early Retirement of Debt
2003:
6 3/8% Debentures	$27.3	$27.3	--	--
9% Debentures	$4.6	$13.5	$(1.30)	$(7.6)
2002:
6% Debentures	$9.4	$9.4	$(.03)	--
2001:
None	--	--	--	--

7 1/4% Debentures

        The $9.6 million principal amount of 7 1/4% Debentures due 2005 outstanding at December 31, 2003 are convertible into shares of common stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company, and have no other funding requirements until maturity on October, 2005.

        The fair value of the long-term borrowing is determined by market transactions on or near December 31, 2003 and 2002, respectively. The carrying amounts and fair values of long-term borrowings, as of December 31, 2003 and 2002, consisted of the following:

	December 31, 2002		December 31, 2002
Convertible Debentures	Carrying Value	Fair Value	Carrying Value	Fair Value
13 3/8% Notes Series I due 2003	--	--	$12,735	$19,612
6 3/8% Debentures due 2004	--	--	$55,132	$55,132
7 1/4% Debentures due 2005	$9,563	$9,552	$11,665	$10,965

        Total interest expense on Debentures and Notes for the year ended December 31, 2003, 2002, and 2001 was $12.9 million, $21.9 million, and $14.6 million, respectively.

        Interest paid was $13.0 million, of which $9.0 million was paid in stock, $19.2 million, of which $13.5 million was paid in stock and $16.2 million 2003, 2002, and 2001, respectively.

        Building Loan

        In 2002, the Company secured a 10-year loan at an interest rate of 10% for the Corporate Office Building utilizing the building as collateral for the loan. The amount of this loan outstanding at December 31, 2003 was $1.2 million and is included in other long-term liabilities in the accompanying consolidated financial statements. This loan was paid in full in February 2004.

NOTE J — RECLAMATION AND REMEDIATION COSTS

        Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The estimated undiscounted cash flows generated by our assets and the estimated liabilities for reclamation and remediation are determined using the Company’s assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

        Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003, and the effects of this change are discussed below.

        Upon initial application of FASB No. 143 “Accounting for Asset Retirement Obligations,” the Company recognized the following:

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

        The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs was discounted, using a credit adjusted risk-free interest rate of 7.5%, from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

        Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost with a corresponding debit to the carrying amount of the related long-lived asset. The Company will deplete this amount to operating expense using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows will be discounted using a current credit-adjusted risk-free rate. Downward revisions will be discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.

        The following is a description of the changes and pro forma changes to the Company’s asset retirement obligations from January 1 to December 31, 2003 and 2002:

Assets:	2003	Pro Forma 2002
	(in thousands)
Asset Retirement Obligation - January 1	$20,662	$19,553
Accretion	1,550	1,466
Additions	--	--
Settlements/Expenditures	(1,555)	(357)

Asset Retirement Obligation - December 31	$20,657	$20,662

        The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the periods ending on December 31, 2002 and 2001:

(In thousands except per share data)	December 31, 2002	December 31, 2001
Net loss as reported	$(81,208)	$(3,067)

Unaudited net loss pro forma	$(83,730)	$(3,237)

Basic and diluted earnings per share as reported	$(1.04)	$(0.07)

Unaudited basic and diluted earnings per share pro forma	$(1.07)	$(0.08)

        In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:

(In thousands)	Pro Forma Asset Retirement Obligation
January 1, 2000	$18,937

December 31, 2000	$18,282

December 31, 2001	$19,553

December 31, 2002	$20,662

NOTE K — INCOME TAXES

        The components of the provision for income taxes in the consolidated statements of operations are as follows:

	Years Ended December 31
	2003	2002	2001
Current	$7	$--	$6
Deferred	-	--	-	-

Benefit (provision) for income tax	$7	$--	$6

        As of December 31, 2003, 2002 and 2001 the significant components of the Company’s net deferred tax liabilities were as follows:

	Years Ended December 31,
	2003	2002	2001
Deferred tax liabilities:
PP&E, net	$6,643	$5,276	$6,560

Total deferred tax liabilities	$6,643	$5,276	$6,560

Deferred tax assets:
Net operating loss carryforwards	$94,544	$88,069	$109,526
AMT credit carryforwards	1,459	1,459	1,459
Business credit carryforwards	205	205	205
Capital loss carryforwards	5,237	--	--

Total deferred tax assets	101,445	89,733	111,190
Mineral properties impairment	70,202	59,997	66,663
Unrealized hedging losses	--	--	1,443
Other	3,014	2,500	3,101
Valuation allowance for deferred tax assets	(168,018)	(146,954)	(175,837)

Total deferred tax assets	$6,643	$5,276	$6,560

Net deferred tax liabilities	$--	$--	$--

        Changes in the valuation allowance relate primarily to net operating losses which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years.

        For tax purposes, as of December 31, 2003, the Company has operating loss carryforwards as shown in the table below, which expire in 2008 through 2023 for U.S. carryforwards. Australian, Chilean and New Zealand laws provide for indefinite carryforwards of net operating losses. During 2002, the Company, for U.S. tax purposes, was subject to the U.S. change of ownership rule which limits the availability of existing tax attributes including net operating losses to shelter future taxable income. The Company estimates that the change of ownership limitation on net operating losses incurred prior to 2002 is approximately $50.0 million. As a result, the Company will not be able to utilize in the future approximately $100 million of the U.S. net operating losses that existed as of December 31, 2001. Consequently, deferred tax assets have been reduced in 2002 for this loss of net operating loss carryforwards with a corresponding reduction in the valuation allowance.

	U.S.	Australia	Chile	New Zealand	Total
Regular losses	$90,661	$2,494	$85,600	$91,371	$270,126
ATM credits	1,459	--	--	--	1,459
General business credits	205	--	--	--	205
Capital loss carryforwards	5,237	--	--	--	5,237

        The Company also concluded in 2002 that it could no longer reinvest unremitted earnings of its non U.S. subsidiaries. Accordingly, the Company increased its deferred tax assets related to foreign net operating losses and increased the Company’s valuation allowance associated with these deferred tax assets.

        A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31,
	2003	2002	2001
Tax benefit on continuing operations computed at statutory rates	35.0%	35.0%	35.0%
Tax effect of foreign affiliates' statutory rates Percentage	--	--	59.1%
depletion
Percentage depletion	--	--	(238.	5%)
Interest on foreign subsidiary debt	--	--	110.8%
Change in valuation allowance	(31.4)%	(41.5%)	16.5%
Non-deductible interest	(23.2)%	5.3%	81.8%
Adjustments to prior periods due to filed returns	17.8%	--	--
Other (net)	1.8%	1.2%	5.3%

Effective tax rate	0.0%	0.0%	0.0%

NOTE L — SHAREHOLDERS EQUITY

        On May 11, 1999, the Company’s shareholders adopted a new shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price $10,000 per full preferred share. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2003 and 2002, there were a total of 213,135,975 and 118,594,056 outstanding rights, respectively, which was equal to the net number of outstanding shares of common stock.

Stock Issues During 2003

        During the third quarter of 2003, the Company completed a public offering of 23.7 million shares of common stock at a public offering price of $3.40 per share, which included 3.1 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $76.0 million.

        On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. The net proceeds from the sale of shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of shares was effected pursuant to the Company’s shelf registration statement.

        On May 23, 2003, the Company sold 8.1 million shares of common stock to an institutional investor for an aggregate of $10.0 million, or $1.23 per share. The Company also granted the investor an option, exercisable within 30 days, to purchase an additional 1.2 million shares of common stock at a price of $1.23 per share. The proceeds of the sale were used for general corporate purposes and working capital needs, including the repayment of 13 3/8% Notes and 6 3/8% Debentures. On June 20, 2003, the Company sold 1.2 million shares of common stock to the institutional investor for an aggregate of $1.5 million, or $1.23 per share, in connection with the above-referenced option. The sale of shares was effected under the Company’s shelf registration statement.

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering, the proceeds of which were used to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes and recorded a loss on the early retirement of debt of $7.6 million. In addition, during the fourth quarter of 2003, the Company redeemed the remaining $4.9 million principal amount of the 6 3/8% Convertible Subordinated Debentures due January 2004.

NOTE M — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan (the “Annual Plan”), a Long-Term Incentive Plan (the “Long-Term Plan”) and a Directors’ Plan (the “Directors’ Plan”).

        Benefits under the Annual Plan were payable in cash for 2003, 2002 and 2001.

        Under the Long-Term Plan, benefits consist of non-qualified stock and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of one third during the three-year period following the date of grant. In addition to stock options, the Long-Term Plan may annually grant stock appreciation rights (SAR’s), restricted stock, restricted stock units, performance shares, performance units, cash based awards, and stock based awards. As of December 31, 2003, the amount of authorized shares to issue under this plan was 9.7 million shares. There were 1.2 million shares and 1.3 million shares reserved for issuance under this plan at December 31, 2003 and 2002, respectively. During 2003, restricted stock for 1.2 million shares were issued under this plan.

        The Directors’ Plan options are granted only in lieu of an optionee’s foregone annual directors’ fees. Under this Plan 1,200,000 shares of Common Stock are authorized for issuance. As of December 31, 2003, 2002 and 2001, a total of 106,478, 181,060 and 134,612 options, respectively, had been granted in lieu of $0.1 million, each year of foregone directors’ fees. The total amount of shares reserved at December 31, 2003 and 2002 were 486,808 and 449,382, respectively under this plan.

        As of December 31, 2003 and 2002, stock options to purchase 1,650,054 shares and 1,750,675 shares, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $19.94 per share. Total employee compensation expense charged to operations under these Plans were $0.1 million, $0.8 million and $0.7 million for 2003, 2002, and 2001, respectively. A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair value of Options Granted
Stock options outstanding at December 31, 2000	708,266	$9.47
Granted	403,473	$0.81	$0.81
Canceled/expired	(332,645)	$14.02

Stock options outstanding at December 31, 2001	779,094	$2.81
Granted	1,052,525	$1.50	$1.31
Canceled/expired	(80,944)	$2.12

Stock options outstanding at December 31, 2002	1,750,675	$2.05
Granted	106,478	$2.08	$1.08
Exercised	(72,052)	$1.13
Canceled/expired	(135,047)	$1.91

Stock options outstanding at December 31, 2003	1,650,054	$2.11

        Options exercisable at December 31, 2003, 2002 and 2001 were, 1,616,532, 1,650,108 and 609,089, respectively.

        The following table summarizes information for options currently outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74 to $1.22	506,127	7.78	$0.80	506,127	$0.80
$1.23 to $1.85	774,975	8.58	$1.65	774,975	$1.65
$1.86 to 2.63	111,502	8.90	$2.10	111,502	$2.10
$2.64 to $4.81	196,348	6.04	$3.68	162,826	$3.71
$4.82 to $8.94	21,005	4.02	$8.90	21,005	$8.90
$8.95 to $19.94	40,097	2.94	$16.21	40,097	$16.21

	1,650,054			1,616,532

        As of December 31, 2003, 7,444,140 shares were available for future grants under these incentive Plans and 963,890 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE N — DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Benefit Plan

        In connection with the acquisition of certain Asarco silver assets acquired in 1999, the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees at Coeur Silver Valley. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains and losses are amortized on plan participants’ expected future period of service using the straight-line method.

        Actuarial Present Value of Projected Benefit Obligation:

        The actuarial present value of our accumulated plan benefits has been determined using the following assumptions:

Factor	Method
Discount Rate for Benefit Obligations	6.0%
Expected Return on Plan Assets	7.0%
Rate of Compensation Increased	5.0%

        Expected long-term rate of return on plan assets:

        The long-term expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% and 7% as of December 31, 2003 and 2002, respectively. The rate used is based on the plan’s experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions are paid from the plan. The plan had an expected return on plan assets of $(0.2) million and $(0.1) million for 2003 and 2002, respectively. The actual return on plan assets was $0.4 million and negative $0.2 million for 2003 and 2002, respectively. The actuarial gains and losses for each period are amortized using a straight-line method over 10.7 years. This will have a future impact on operations of approximately $0.3 million per year.

        Plan assets and determination of fair value:

        The fair value of plan assets is determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix is in accordance with the plan’s fiduciary investment policy which allows for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The current investment portfolio for the funded portion of the obligation is held in a trust. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. The Company has funded $0.8 million and $0.9 million in 2003 and 2002, respectively, toward the obligation. The Company expects to contribute approximate $0.8 million for each of the next five years. The plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States government.

        Pursuant to the plan’s fiduciary investment policy, the plan adopts more specific investment directives from time to time. The plan’s current investment directives are 10% guaranteed investment contracts, 30% fixed income investments, 30% large company investments and 30% S&P 500 index funds. Based on this current investment directive, the plan’s actual portfolio at December 31, 2003 had 9% guaranteed investment contracts, 28% conservative bond investments, 42% large company investments and 21% S&P 500 index funds. Since the performance of each asset class of the portfolio within any measurement period will impact its relative weight in the portfolio, the actual percentage of each asset class in the portfolio at December 31, 2003 does not match exactly to the current directive.

        The expected long-term rates of return for each asset class within the portfolio, and therefore the portfolio average, is based on an estimate of the return for each of the securities within an asset class, which are currently benchmarked at 8.75% for equity investments, 5.5% for fixed income investments and 4% for cash and cash equivalents. For each type of investment within the Trust’s portfolio structure, the Trustees evaluate both returns and the relationship between risk and return. The expectation is that each asset class will produce a superior risk-adjusted return over a market cycle.

        The following table shows the expected rate of return for each asset class along with the standard deviation or volatility associated with each asset class.

Mix	Expected Rate of Return	Standard Deviation Or Volatility
60% equity investments	8.75%	16.00%
30% fixed income investments	5.50%	7.25%
10% cash and cash equivalents	4.00%	1.00%

	7.40%	11.00%

        The Trustees evaluate the level of volatility within the total Trust and each of its component investments. The Trustees have set maximum volatility thresholds for each class of investment which consist of 16% for equity investments, 7.25% for fixed income investments and 1% for cash and cash equivalents, with the total portfolio volatility expected to not exceed 11%. The Trustees then compare how these specific investments perform against other indexed funds and other managed portfolios with similar objectives. The specific criteria used to measure the performance is as follows:

1)	A targeted 7-11% average annualized return based on long-term historical market data;

2)	Expected returns over a market cycle that exceed the total portfolio indexed benchmark;

3)	Volatility that is not substantially greater than the portfolio indexed benchmark volatility of 11%; and

4)	Risk adjusted returns that are above market line analysis when compared with indexed benchmarks.

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2003	2002	2001
Assumptions:
Discount rate	7.0%	7.5%	8.0%
Components of net periodic benefit cost
Service cost	$269	$311	$179
Interest cost	335	290	138
Expected return on plan assets	(180)	(143)	(121)
Amortization of prior service cost	56	56	31
Amortization of transitional obligation	--	--	--
Recognized actuarial loss	232	210	35

Net periodic benefit cost	$712	$724	$262

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,
	2003	2002
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,693	$2,703
Service cost	269	311
Interest cost	335	290
Plan amendments	--	--
Benefits paid	(141)	(94)
Actuarial loss (gain)	1,181	1,483

Projected benefit obligation at end of year	$6,337	$4,693

Change in plan assets
Fair value of plan assets at beginning of year	$2,250	$1,644
Actual return on plan assets	419	(201)
Plan amendment	--	--
Employer contributions	790	901
Benefits paid	(141)	(94)
Administrative expenses	--	--

Fair value of plan assets at end of year	$3,318	$2,250

Reconciliation of funded status
Funded status	$(3,019)	$(2,443)
Unrecognized actuarial gain	3,517	2,807
Unrecognized transition obligation	--	--
Unrecognized prior service cost	444	500

Net amount of asset (liability) reflected in consolidated balance sheet	$942	$864

Weighted average assumptions
Discount rate	6.0%	7.0%
Expected long-term rate of return on plan assets	7.0%	8.0%
Rate of compensation increase	5.0%	5.0%

Post Retirement Medical Benefits

        The Company’s subsidiary, Coeur Silver Valley Inc., provides certain health care benefits for retired employees and their dependents who retired before September 9, 1999. The current hourly employees of Coeur Silver Valley Inc. are not eligible for post retirement health insurance if eligible for retirement under the Coeur Silver Valley Retirement Plan. These benefits are insured through outside carriers.

        Actuarial Present Value of Projected Benefit Obligation:

        The discount rate was determined based on Moody’s AAA Bond Rating and the rate applied was within the range of expected experience. The medical trend rate was determined based on the group rated experience. The Company amortizes its unrecognized, unfunded accumulated post-retirement benefit obligation using a straight-line method over a 6.9-year period. The 6.9-year estimate is based on a statistically determined average of estimated future service for the Company’s employees.

        Expected long-term rate of return on plan assets

        No assets are held in a trust for the post retirement health care plan; therefore, there is no expected long-term rate of return assumption. A “pay as you go” funding method is utilized under this plan. The Company contributed $0.2 million to the plan for each of 2003 and 2002. The Company expects to contribute to the plan approximately $0.2 million each year for the next five years.

        A 1% increase in the medical trend rate assumption would result in an additional $8,000 in interest cost and a $0.1 million increase in post-retirement benefit obligation. A 1% decrease in the medical trend rate assumption would result in an $7,000 decrease in interest cost and a $0.1 million decrease in post-retirement benefit obligation.”

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	At December 31,
	2003	2002
	(in thousands)
Assumptions:
Discount rate	6.00%	7.00%
Change in benefit obligation
Net benefit obligation at beginning of year	$2,112	$1,744
Service cost	18	16
Interest cost	117	143
Actuarial (gain) loss	(77)	403
Benefits paid	(175)	(194)

Net benefit obligation at end of year	$1,995	$2,112

Assets
Assets at beginning of year	--	--
Benefits paid	(175)	(194)
Contributions	175	194

Assets at end of year	$--	$--

Funded status
Funded status at end of year	$(1,995)	$(2,112)
Unrecognized net actuarial (gain) loss	43	120
Unrecognized net transition obligation	--	--

Net amount recognized at end of year (recorded as
accrued benefit cost in the accompanying balance
sheet)	$(1,952)	$(1,992)

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Assumptions:

Discount rate	7.0%	7.5%	8.0%
Components of net periodic benefit cost:
Service cost	$18	$16	$14
Interest cost	117	143	118
Amortization of:
Transitional obligation	--	--	--
Actuarial (gain) loss	--	--	(15)

Net periodic pension cost	$135	$159	$117

Sensitivity of Retiree Welfare Results:
	For the Year Ended December 31,
	(in thousands)
	2003	2002
Effect of a one percentage point increase
in assumed ultimate health care cost trend
-- on total service and interest cost
components	$8	$9
-- on postretirement benefit obligation	$117	$122
Effect of a one percentage point decrease
in assumed ultimate health care cost trend
-- on total service and interest cost
components	$(7)	$(8)
-- on postretirement benefit
obligation	$(100)	$(103)

        Postretirement benefits include medical benefits for retirees and their dependents.

        In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Our accumulated postretirement benefit obligation and net periodic postretirement do not reflect the effects that the requirements of this law may have on those calculations. FASB is expected to provide additional guidance for the accounting treatment related to the requirements of this statute, which could require changes to previously reported information.

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.8 million, $0.7 million, and $0.7 million for 2003, 2002, and 2001, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.4 million, $0.4 million and $0.3 million in 2003, 2002, and 2001, respectively.

NOTE O — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company enters into derivative contracts to manage certain risks resulting from fluctuations in foreign currency exchange rates. The Company accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts, which qualify and are designated as cash flow hedges, are recorded as other comprehensive income or loss and such amounts are recognized into earnings as the associated contracts are settled. At December 31, 2003, 2002, and 2001, the Company had foreign exchange contracts of $1.3 million, $5.7 million and nil in U.S. dollars, respectively.

        The Company enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold prices. As of December 31, 2003, the Company had sold 16,600 ounces of gold for physical delivery on various dates through 2004 at an average price of $348, respectively. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2003, 2002 and 2001, Coeur’s forwards program yielded gain (loss) $(1.7) million, $(0.2) million and $0.4 million, respectively.

        The following table summarizes the information at December 31, 2003, associated with the Company’s financial and derivative financial instruments (in thousands, except per ounce amounts):

	2004	2005	Total	Fair Value 12/31/03
Liabilities
Short and Long Term Debt
Fixed Rate	--	$9,563	$9,563	$9,552
Average Interest Rate	7.25%	7.25%
Derivative Financial Instruments
Gold Forward Sales -- USD Ounces	16,600	--	16,600	$(1,128)
Price Per Ounce	$348	--	$348
Foreign Currency Contracts
Chilean Peso - USD	$1,260	--	$1,260	$131
Exchange Rate (CLP to US$)	629	--	629

        For the years ended December 31, 2003, 2002, and 2001, the Company realized a gain (loss) from its foreign exchange programs of $0.1 million, nil and $(0.6) million, respectively.

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

NOTE P — SEGMENT INFORMATION

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

        Revenues from gold sales were $44.1 million, $30.6 million and $29.3 million in 2003, 2002, and 2001, respectively. Revenues from silver sales were $75.1 million, $65.0 million and $49.0 million in 2003, 2002, and 2001, respectively.

December 31, 2003	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$44,138	$16,127	$48,003	$223	$1,248	$109,739

Depreciation and amortization	5,421	1,519	9,400	32	255	16,627
Interest income	--	--	3	--	494	497
Interest expense	6	--	418	--	12,427	12,851
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(41,564)	(41,564)
Profit (loss)	5,337	(1,001)	20,505	(6,522)	(15,012)	6,307
Segment assets(A)	67,421	10,251	29,209	20,951	30,472	158,304
Expenditures for property	12,128	2,362	4,850	325	249	19,914

December 31, 2002	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$51,372	$24,548	$14,420	$3,241	$(1,062)	$94,488

Depreciation and amortization	3,905	3,361	5,880	42	323	13,511
Interest income	--	--	5	--	293	298
Interest expense	--	--	204	--	21,744	21,948
Writedown of mine property	19,047	19,047
Loss on early retirement of debt	(19,061)	(19,061)
Profit (loss)	(5,452)	5,619	5,286	(2,081)	(11,014)	(7,642)
Segment assets(A)	52,394	7,898	31,112	19,436	29,545	142,520
Expenditures for property	1,564	2,503	3,695	17	47	7,826

December 31, 2001	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$49,051	$15,822	$149	$(593)	$6,129	$70,558

Depreciation and amortization	7,663	2,796	130	61	697	11,347
Interest income	--	--	3	3	1,681	1,687
Interest expense	--	--	1	--	14,591	14,592
Gain on metals derivatives	--	--	--	--	526	526
Writedown of mine property	--	--	--	--	(6,087)	(6,087)
Income tax benefit (provision)	--	1	--	--	(7)	(6)
Earnings from non-consolidated Subsidiary	--	--	--	--	--	--
Gain on early retirement of debt	--	--	--	--	48,217	48,217
Profit (loss)	3,984	(2,352)	(1,052)	(8,614)	(11,101)	(19,135)
Segment assets(A)	68,432	28,998	24,244	19,176	31,257	172,107
Expenditures for property	791	3,193	2,317	30	625	6,956

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

Segment Reporting

	2003	2002	2001
Profit (loss)
Total profit or loss for reportable segments	$6,307	$(7,642)	$(19,135)
Gain (loss) on legal settlements	--	--	--
Gain (loss) on metal hedging	--	--	526
Depreciation and amortization	(16,627)	(13,511)	(11,347)
Interest expense	(12,851)	(21,948)	(14,592)
Writedown of mine property and other	(41,564)	(38,107)	(4,475)

Loss before income taxes	$(64,735)	$(81,208)	$(3,073)

Assets
Total assets for reportable segments	$158,304	$142,520	$172,107
Cash and cash equivalents	62,417	9,093	14,714
Short-term investments	19,265	518	3,437
Other assets	18,290	20,957	20,122

Total consolidated assets	$258,276	$173,088	$210,380

Segment Reporting

        Geographic Information

2003:	Revenues	Long-Lived Assets (1)
United States	$61,382	$65,781
Chile	48,219	15,623
Other Foreign Countries	138	22,294

Total	$109,739	$103,698

2002:
United States	$76,829	$53,437
Chile	17,752	20,094
Other Foreign Countries	(92)	20,402

Total	$94,488	$93,933

2001:
United States	$66,982	$78,142
Chile	5,203	22,477
Other Foreign Countries	(1,626)	19,300

Total	$70,558	$119,919

    (1)        Includes property, plant and equipment and mineral properties.

        Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

NOTE Q — LITIGATION

        Federal Natural Resources Action

        On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after 15 years commencing five years after May 14, 2001. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

        Lawsuit to Recover Inventory

        During the first quarter of 2000, Handy & Harman Refining Group, Inc. (“Handy & Harman”), to which the Rochester Mine had historically sent approximately 50% of its dorè, filed for Chapter 11 bankruptcy. The Company had inventory at the refinery of approximately 67,000 ounces of silver and 5,000 ounces of gold that has been delivered to certain creditors of Handy & Harman. On February 27, 2001 the Company commenced a lawsuit against Handy & Harman and certain others in the U.S. Bankruptcy Court for the District of Connecticut seeking recovery of the metals and/or damages. Handy & Harman’s Chapter 11 liquidation plan was confirmed by the Bankruptcy Court in August 2001 and on November 3, 2001, the Company received approximately $294,000 from Handy & Harman as a partial payment under the plan. The liquidating custodian of Handy & Harman under the liquidation plan filed suit against the Company in March 2002 for the value of 100,000 ounces of silver (i.e., approximately $500,000) as a preference based on the Company’s draw-down of its silver held by Handy & Harman in mid-March 2000. Based on this legal action, the Company determined that the recovery of any additional amounts would be remote. As a result, the Company recorded a $1.4 million write-down of the remaining carrying amount in the fourth quarter of 2001. In August 2003 the Company agreed to a settlement of the liquidating custodian’s claim against the Company.

        Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. While the Company believes the suit is without merit, at this early stage of the proceedings, the Company cannot predict the outcome of this suit.

        States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

        During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960‘s, shut the operations down in the early 1970‘s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating, and has not yet responded to the request for information. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

        Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributed to the breach. The Company believes it did not breach the contract and that it is not liable. However, at this early stage of the proceedings the outcome of the suit cannot be predicted.

NOTE R — SUBSEQUENT EVENTS –- UNAUDITED

Issuance of $180 Million 1 1/4% Convertible Senior Notes due January 15, 2024

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024. The Notes will be convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes will be payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, each of which are pending the completion of updated feasibility studies and final construction decisions. The Notes will be general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement, including the accompanying prospectus supplement relating to the Notes.

Redemption of Remaining 7 ¼% Convertible Subordinated Debentures due October 2005 Announced

        On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. The final redemption is set for March 11, 2004.

NOTE S — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2003:
Net revenues	$29,263	$26,214	$23,701	$30,561
Net loss (a) (b)	$(31,190)	$(4,445)	$(17,871)	$(13,528)
Net loss attributable to common shareholders	$(31,190)	$(4,445)	$(17,871)	$(13,528)
Basic and diluted net loss per share attributable to common
shareholders	$(0.23)	$(0.03)	$(0.10)	$(0.06)
2002:
Net revenues(c)	$16,997	$22,129	$26,534	$28,828
Net loss (d)	$(11,896)	$(10,855)	$(12,339)	$(46,118)
Net loss attributable to common shareholders(d)	$(11,896)	$(10,855)	$(12,339)	$(46,118)
Basic and diluted net loss per share attributable to common
shareholders	$(0.23)	$(0.16)	$(0.14)	$(0.44)

(a)	Includes loss on induced conversion of debentures of approximately $28.1 million in the first quarter of 2003, $0.1 million in the second quarter of 2003, $5.8 million in the third quarter of 2003 and $7.6 million in the fourth quarter of 2003.

(b)	Includes loss on cumulative effect adjustment for adoption of FAS 142 “Accounting for Asset Retirement Obligations” of $2.3 million in the first quarter of 2003.

(c)	Includes loss on induced conversion of debentures of approximately $0.3 million in the first quarter of 2002, $2.7 million in the second quarter of 2002 and $16.1 million in the fourth quarter of 2002.

(d)	Includes write-down of mining properties of approximately $19 million in the fourth quarter of 2002.