Form 10-Q
period 2004-03-31
COEUR D ALENE MINES CORP
filed 2004-05-10
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 1-8641

_________________

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 214,307,646 shares were issued and outstanding as of May 3, 2004.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets --	3
	March 31, 2004 and December 31, 2003
	Consolidated Statements of Operations and
	Comprehensive Loss --	5
	Three Months Ended March 31, 2004
	and 2003
	Consolidated Statements of Cash Flows --	6
	Three Months Ended March 31, 2004
	and 2003
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of	19
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	38
Item 4.	Controls and Procedures	39
PART II.	Other Information
Item 2.	Changes in Securities and Use of Proceeds	40
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		41
Certifications of CEO and CFO

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$173,314	$62,417
Short-term investments	61,462	19,265
Receivables and prepaid expenses, net	13,090	9,979
Ore on leach pad	15,424	17,388
Metal and other inventory	13,408	12,535

	276,698	121,584
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	82,281	87,546
Less accumulated depreciation	(48,939)	(52,868)

	33,342	34,678
MINING PROPERTIES
Operational mining properties	114,867	114,018
Less accumulated depletion	(92,974)	(90,245)

	21,893	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	25,121	25,121

	67,139	69,019
OTHER ASSETS
Non-current ore on leach pad	20,445	14,705
Restricted investments	8,710	8,710
Debt issuance costs, net	5,992	87
Marketable securities	28	19
Other	9,025	9,474

	44,200	32,995

Total assets	$421,379	$258,276

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS' EQUITY	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$6,367	$7,772
Accrued liabilities	5,553	5,218
Accrued interest payable	486	120
Accrued salaries and wages	3,951	5,705
Current portion of remediation costs	1,044	1,278
Current portion of bank financing	2,727	2,367

	20,128	22,460
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	--
7 1/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,304	20,934
Other long-term liabilities	6,870	9,032

	208,174	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued
214,233,405 and 214,195,186 March 31, 2004 and December 31, 2003
(1,059,211 shares held in treasury)	214,233	214,195
Additional paid-in capital	542,892	542,900
Accumulated deficit	(549,273)	(546,241)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,585)	(1,377)

	193,077	196,287

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$421,379	$258,276

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Three Months ended March 31,
	2004	2003
	(In Thousands, except per share data)
REVENUES
Sales of metal	$28,271	$29,001
Interest and other	(647)	262

Total revenues	27,624	29,263
COSTS AND EXPENSES
Production	16,950	17,878
Depreciation and depletion	4,846	5,019
Administrative and general	3,608	3,055
Exploration	1,944	1,087
Pre-development	1,614	377
Interest	938	2,007
Write-down of mining properties and other holding costs	756	624
Loss on exchange and early retirement of debt	--	28,107

Total cost and expenses	30,656	58,154

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE
	(3,032)	(28,891)
Income tax benefit	--	7

LOSS BEFORE CUMULATIVE EFFECT IN CHANGE IN ACCOUNTING PRINCIPLE
	(3,032)	(28,884)
Cumulative effect of change in accounting principle	--	(2,306)

NET LOSS	(3,032)	(31,190)
Other comprehensive loss	(208)	(297)

COMPREHENSIVE LOSS	$(3,240)	$(31,487)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock (000's)	213,142	133,503

Net loss per common share before cumulative effect of change in	$(0.01)	$(0.21)
accounting principle
Cumulative effect of change in accounting principle	--	(0.02)

Net loss per common share	$(0.01)	$(0.23)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,032)	$(31,190)
Add (deduct) non-cash items:
Depreciation and depletion	4,846	5,019
Loss on early retirement of convertible
subordinated debentures	--	28,107
Interest expense on convertible senior
subordinated notes paid in common stock	--	1,101
Cumulative effect of change in accounting principle	--	2,306
Compensation expense on restricted stock issue	567	29
Other charges	795	214
Changes in Operating Assets and Liabilities:
Receivables	(2,747)	(1,160)
Inventories	(4,650)	(2,694)
Accounts payable and accrued liabilities	(3,854)	(3,078)

CASH USED IN OPERATING ACTIVITIES	(8,075)	(1,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(52,107)	(40,750)
Proceeds from sales of short-term investments	9,590	19,720
Expenditures on mining assets	(1,480)	(3,264)
Other	215	(50)

CASH USED IN INVESTING ACTIVITIES	(43,782)	(24,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of Long Term Debt	(9,561)	--
Debt issuance costs	(6,097)	(248)
Proceeds from issuance of subordinated notes	180,000	33,786
Bank borrowings on working capital facility	6,056	12,155
Payments to bank on working capital facility	(5,696)	(9,777)
Common stock repurchase	(793)	--
Retirement of building loan	(1,200)	--
Other	45	(31)

CASH PROVIDED BY FINANCING ACTIVITIES:	162,754	35,885

INCREASE IN CASH AND CASH EQUIVALENTS	110,897	10,195
Cash and cash equivalents at beginning of period	62,417	9,093

Cash and cash equivalents at end of period	$173,314	$19,288

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CM Cerro Bayo Ltd., Compania Minera Polimet S.A. and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

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

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income/(loss).

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

        The Company reported ore on leach pads of $35.8 million as of March 31, 2004. Of this amount, $15.4 million is reported as a current asset and $20.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

        Mineral Interests: Significant payments related to the acquisition of mineral rights are capitalized as incurred. The Company classifies mineral interests as tangible assets based on the consensus in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets”. Accordingly, use rights are accounted for based on their substance. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

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

        Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions, insurance companies and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2004 and December 31, 2003, the Company had certificates of deposit under these agreements of $8.7 million and $8.7 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At March 31, 2004 and December 31, 2003, the carrying amount of the deferred stripping costs were $1.1 million and $1.2 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels, complete amortization should occur in less than four years. The amounts that were amortized for the three months ended March 31, 2004 and 2003 were $0.1 million and $0.1 million, respectively.

        Reclamation and Remediation Costs: Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if SFAS No. 143, “Accounting for Asset Retirement Obligations”, was in effect when the Company incurred the liability to the date of the adoption of SFAS No. 143 and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations we have used current information, assumptions, and interest rates.

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

        Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the date of the transaction or at end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income/(loss).

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

Stock-based Compensation Plans: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

        Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Quarter Ended March 31,
	2004	2003
Net loss attributable to Common shareholders as reported	$(3,032)	$(31,190)
Pro forma net loss	$(3,014)	$(31,200)
Basic and diluted net loss per share as reported	$(0.01)	$(0.23)
Basic and diluted pro forma net loss per share	$(0.01)	$(0.23)

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

        Comprehensive Income/(Loss): In addition to net income/(loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive loss include the following:

	March 31, 2004	March 31, 2003

Unrealized gain (loss) on marketable securities	$74	$(219)
Change in fair value of derivative hedging,
net of settlement	(282)	(78)

Comprehensive loss	$(208)	$(297)

        Net Income/(Loss) Per Share: Net loss per share is computed by dividing the net income/(loss) attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three months ended March 31, 2004 and 2003.

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

        Recent Accounting Pronouncements: On April 30, 2004, the FASB issued FAS 141-1 and 142-1, Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible of Intangible Assets.

        The Board directed the FASB staff to issue this FASB Staff Position (FSP), which amends FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

        At the March 17–18, 2004 FASB Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” that mineral rights, as defined in the Issue, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statements 141 and 142. This FSP amends Statement 141 and Statement 142 to address that inconsistency.

Effective Date and Transition

        The guidance in this FSP shall be applied to the first reporting period beginning after April 29, 2004. If the guidance in this FSP results in the recharacterization of an asset, prior-period amounts on the statements of financial position shall be reclassified. Any effects on amortization or depreciation of the asset shall be accounted for prospectively. Early application of this guidance is permitted in periods for which financial statements have not yet been issued.

        The Company adopted the provisions of FSP 141-1 and 142-1 as of March 31, 2004, which did not have an effect on the Company’s financial position or results of operations.

NOTE C- ORE ON LEACH PADS

        Ore on leach pad consists of the following:

	March 31, 2004	December 31, 2003
Ore on leach pad - Current	$15,424	$17,388
Ore on leach pad - Non-current	20,445	14,705

Total ore on leach pads	$35,869	$32,093

NOTE D- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	March 31, 2004	December 31, 2003
Concentrate and dore inventory	$8,471	$7,980
Supplies	4,937	4,555

Metal and other inventory	$13,408	$12,535

NOTE E- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has operating loss carryforwards which expire in 2008 through 2023 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The amount recognized in the first quarter of 2003 relates to a cash refund received during that quarter.

NOTE F- SUPPLEMENTAL CASH FLOW INFORMATION

        During the first quarter of 2003, holders of $2.8 million of the Series I 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 (the “Series I 13 3/8% Notes”) voluntarily converted such notes, in accordance with original terms, into approximately 2.1 million shares of common stock. In addition, 0.1 million shares of common stock were issued as payment for $0.2 million of interest expense on the Series I 13 3/8% Notes.

        During the first quarter of 2003, the Company purchased $26.9 million and $1.7 million principal amount of its outstanding 6 3/8% and 7 ¼% Convertible Subordinated Debentures, respectively, in exchange for 16.9 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $28.1 million. In addition, 0.6 million shares of common stock were issued as payment for $0.9 million of interest expense as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

        During the first quarter of 2003, the Company issued 1.2 million shares of common stock in conjunction with its long-term incentive program.

NOTE G– LONG-TERM DEBT

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the 1.25% Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, which are pending the completion of updated feasibility studies and final construction decisions. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering of the 1.25% Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement.

        On March 11, 2004, the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005.

        In 2002, the Company secured a 10-year loan at an interest rate of 10% for the corporate office building, located at our headquarters in Coeur d’Alene, Idaho, utilizing the building as collateral for the loan. The amount of this loan outstanding at December 31, 2003 was $1.2 million and is included in other long-term liabilities in the accompanying consolidated financial statements. This loan was paid in full in February 2004.

NOTE H- SEGMENT REPORTING

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

        The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties, the Kensington development property, and the Company’s exploration programs, which includes the San Bartolomé silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Teck Cominco Metals Ltd.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank, Morgan Stanley, Mitsui and N.M. Rothschild.

        Intersegment revenues consist of precious metal sales to the Company’s metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The other segment includes earnings from unconsolidated subsidiaries accounted for by the equity method, the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company’s cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segment’s profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Segment Reporting
(In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended March 31, 2004
Total net sales and revenues	$12,254	$8,249	$7,418	$(9)	$(288)	$27,624
Depreciation and depletion	2,233	463	2,076	10	64	4,846
Interest income	--	--	--	--	639	639
Interest expense	1	--	38	--	812	851
Gain on forward sales contracts	--	--	--	--	936	936
Profit (loss)	4,476	2,213	2,436	(1,548)	(3,975)	3,602
Segment assets (A)	69,474	10,914	30,518	21,265	30,677	162,848
Capital expenditures for property	392	378	602	6	102	1,480

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended March 31, 2003
Total net sales and revenues	$9,044	$5,113	$15,013	$(20)	$113	$29,263
Depreciation and depletion	1,104	363	3,485	10	57	5,019
Interest income	--	--	--	--	69	69
Interest expense	--	--	101	--	1,906	2,007
Income tax (credit) expense	--	--	--	--	(7)	(7)
Gain on early retirement of debt	--	--	--	--	(28,107)	(28,107)
Profit (loss)	251	470	10,117	(1,091)	(3,505)	6,242
Segment assets (A)	56,912	9,962	33,000	19,463	29,528	148,865
Capital expenditures for property	1,695	727	747	1	94	3,264

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)

	Three Months Ended March 31,
	2004	2003
Income (Loss)
Total loss from reportable segments	$3,602	$6,242
Depreciation, depletion and amortization expense	(4,846)	(5,019)
Interest expense	(851)	(2,007)
Loss on exchange and early retirement of debt	--	(28,107)
Cumulative effect of change in accounting	--	(2,306)
principle
Other	(937)	--

Loss before income taxes	$(3,032)	$(31,197)

	March 31,
	2004	2003
Assets
Total assets for reportable segments	$162,848	$148,865
Cash and cash equivalents	173,314	19,288
Short-term investments	61,463	20,550
Other assets	23,754	22,794

Total consolidated assets	$421,379	$211,497

Geographic Information	Three Months Ended
	March 31, 2004	March 31, 2004
(In thousands)	Revenues(a)	Long-Lived Assets

United States	$20,214	$63,995
Chile	7,453	14,374
Other Foreign Countries	(43)	22,112

Consolidated Total	$27,624	$100,481

	Three Months Ended
	March 31, 2003	March 31, 2003
(In thousands)	Revenues(a)	Long-Lived Assets
United States	$14,270	$57,934
Chile	14,806	18,559
Other Foreign Countries	187	19,931

Consolidated Total	$29,263	$96,424

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE I- RECLAMATION AND REMEDIATION

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to March 31, of 2004:

(in thousands)

Asset Retirement Obligation - January 1, 2004	$20,657
Accretion	387
Additions	--
Settlements	$(22)

Asset Retirement Obligation - March 31, 2004	$21,022

NOTE J- HEDGING AND FORWARD SALES CONTRACTS

        For the first three months of 2004, the Company recorded a realized loss of approximately $7,000 in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million in the first quarter of 2004.

        The following table summarizes the information at March 31, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 3/31/04
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$5,755	--	--	--	--	$5,755	$(153)
Exchange Rate	611	--	--	--	--
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

NOTE J- LITIGATION AND OTHER EVENTS

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

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company has filed a motion for summary judgment, which is set for hearing on July 14, 2004. While the Company believes the suit is without merit, at this stage of the proceedings, the Company cannot predict the outcome of this suit.

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. generally accepted accounting principles (“GAAP”) measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash cost per ounce measurement.

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

        The average prices of silver (Handy & Harman) and gold (London Final) for the first three months of 2004 were $6.75 and $408.44 per ounce, respectively. The market prices of silver and gold on May 3, 2004 were $6.07 per ounce and $388.50 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, the Cerro Bayo mine in Chile, and the Martha mine in Argentina.

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

        Operating Highlights

South America

        Cerro Bayo (Chile). At Coeur’s Cerro Bayo property in Southern Chile, the mine produced 1.2 million ounces of silver and 10,536 ounces of gold during the first quarter of 2004 compared to 1.3 million ounces of silver and 22,416 ounces of gold in the first quarter of 2003. Total cash costs for the latest three-month period was $2.31 per ounce compared to $(0.29) per ounce in 2003. Lower gold production and higher cash costs were due to the absence of Furioso high-grade gold reserves which were mined out in 2003.

        Exploration at Cerro Bayo during the first quarter focused on reserve/resource delineation drilling of the Javiera Sur, Wendy and Raul veins. Results from the drilling are expected to produce additional reserves and resources. General reconnaissance exploration was also carried out on Coeur’s properties in the Santa Cruz Province of Argentina. Results obtained from drilling adjacent to the R-4 Zone on the Martha mine property have indicated the presence of high-grade mineralized zones.

        Production at Martha continues at about 2,000 tons per month with grades over 80 ounces of silver equivalent per ton. During the quarter, ore was developed from open pit and underground workings.

North America

        Rochester Mine (Nevada). Coeur’s Rochester mine produced 1.3 million ounces of silver and 11,475 ounces of gold, during the first quarter of 2004 compared to 1.1 million ounces of silver and 10,747 ounces of gold in the first quarter of the prior year. Total cash costs for the latest three-month period were $5.58 per ounce as compared to $6.46 in the first quarter of 2003. Significant winter weather delayed access to high-grade gold reserves located under the old crusher, which resulted in lower grade gold ores being placed on the pad in January. However, by the end of the first quarter, higher grade ores were being placed on the leach pad and the Company expects gold production to increase and cash costs to decrease during 2004.

        Coeur Silver Valley — Galena Mine (Idaho). In the latest quarter, silver production from Coeur Silver Valley was 0.9 million ounces, down 27% from the 1.2 million ounces produced in the first quarter of 2003. Total cash costs for the current quarter rose to $4.93 per ounce compared to $4.22 per ounce in the first quarter of the prior year. Lower production and higher costs per ounce are due to the implementation of an optimization plan in the third quarter of 2003 designed to add significant reserves, increase production and reduce operating costs over the next three years. The optimization plan is expected to increase silver production to seven million ounces per year at a cash cost of approximately $4.00 per ounce by 2007. We remain on track to produce an estimated 3.7 million ounces of silver at cash costs of under $4.80 per ounce in 2004.

Exploration and Development Projects

San Bartolome (Bolivia)

        The final updated feasibility study at the San Bartolome silver project near Potosi, Bolivia is scheduled for completion at the end of the second quarter of 2004.

        Based on the Company’s assessment of the updated feasibility study, the Company is revising several of the key benchmarks of the property. The initial expected mine life is fifteen years, with proven and probable reserves of 123 million ounces of silver. The Company expects plant throughput to increase from 4,700 tons per day to 5,200 tons per day and changes in the metallurgical circuit are expected to increase silver recovery from 71% to 78%. The addition of the tin circuit will allow for the recovery of this significant by-product metal. Based upon these modifications, it is now estimated that annual mine production would be as high as eight million ounces of silver and two million pounds of tin annually. Annual production the first three full years of operation was initially expected to average six million ounces of silver per year. It is now estimated that 95 million ounces of silver and 30 million pounds of tin will be produced over the life of the project from established ore reserves and mineralized material. Based on the work performed by the independent consultant, the Company believes there is an opportunity to expand the mineralized material.

        Initial capital costs are now estimated at $130 million, including a contingency of 12%, and per ounce operating costs, net of by-product credits, are now estimated at approximately $3.75 per ounce of silver. The revised project is based upon a silver price of $6.00 and a tin price of $2.90. The updated feasibility study is addressing these project modifications along with optimization opportunities.

        The final environmental study was filed with the Bolivian government on April 27, 2004. Pending the review of the final updated feasibility study and receipt of final permits, construction of the project could commence during 2004 with production commencing in 2006.

Kensington (Alaska)

        At the Kensington gold project, located 45 miles north of Juneau in southeast Alaska, the final updated feasibility results to date indicate a project of approximately $85 million to be spent during 2004-2005, with annual production of approximately 100,000 ounces of gold when the proposed mine reaches full production. In addition, 7.3 million tons of mineralized material averaging .12 ounces of gold per ton exist on the property. The cash cost of production is expected to be approximately $195 per ounce. The expected mine life is approximately ten years.

        During the first quarter of 2004, the draft supplemental environmental impact statement was released for public comment. The comment period closed and the U.S. Forest Service is currently developing responses to the comments. The Environmental Protection Agency has released the preliminary draft National Pollutant Discharge Elimination System permit to affected governmental agencies for review and comment. The draft permit is currently being reviewed by the Army Corp of Engineers for completeness. The Company expects the project will have all required permits in the third quarter of 2004. Upon successful completion of the final updated feasibility and receipt of final permits, construction of the project could commence during 2004 with production beginning in 2006.

        Recently, the Alaska Industrial Development and Export Authority (AIDEA) introduced a bill to the Alaska House (HB 556) seeking legislative approval to issue bonds of up to $20 million to finance the acquisition, development, improvement and construction of port and related facilities located at Slate Creek Cove and Cascade Point in Berners Bay in southeast Alaska. These proposed facilities would facilitate the operation at Kensington. On April 30, 2004, the House passed the bill by a 38 to 0 margin. The bill is now in Senate Finance with final action expected in May, 2004.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; and post-employment and other employee benefit liabilities. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        Reserve Estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $35.8 million as of March 31, 2004. Of this amount, $15.4 million is reported as a current asset and $20.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        Reclamation and remediation costs. Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

        Pension and Post-Retirement Obligations

	Three Months Ended March 31
Components of Net Period Benefit Cost: (In thousands)	Defined Benefit Plan		Post-Retirement Medical Plan
	2004	2003	2004	2003
Service cost	$87	$67	$4	$5
Interest cost	94	84	29	29
Expected return on plan assets	(53)	(45)	--	--
Amortization of prior service cost	14	14	--	--
Amortization of the net (gain) loss	67	45	--	--

Net periodic benefit cost	$209	$178	$33	$34

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.0 million to its pension plans in 2004. As of March 31, 2004, $0.2 million of contributions have been made.

Recent Accounting Pronouncements

        On April 30, 2004, the FASB issued FAS 141-1 and 142-1, Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible of Intangible Assets.

        The Board directed the FASB staff to issue this FASB Staff Position (FSP), which amends FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

        At the March 17–18, 2004 FASB Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” that mineral rights, as defined in the Issue, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statements 141 and 142. This FSP amends Statement 141 and Statement 142 to address that inconsistency.

Effective Date and Transition

        The guidance in this FSP shall be applied to the first reporting period beginning after April 29, 2004. If the guidance in this FSP results in the recharacterization of an asset, prior-period amounts on the statements of financial position shall be reclassified. Any effects on amortization or depreciation of the asset shall be accounted for prospectively. Early application of this guidance is permitted in periods for which financial statements have not yet been issued.

        The Company adopted the provisions of FSP 141-1 and 142-1 as of March 31, 2004, which did not have an effect on the Company’s financial position or results of operations.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
ROCHESTER MINE
Silver ozs	1,310,295	1,089,700
Gold ozs	11,475	10,747
Cash Costs per oz./silver	$5.58	$6.46
Full Costs per oz./silver	$7.21	$7.40
GALENA MINE
Silver ozs	906,980	1,235,771
Cash Costs per oz./silver	$4.93	$4.22
Full Costs per oz./silver	$5.44	$4.51
CERRO BAYO/MARTHA MINE (A)
Silver ozs	1,217,816	1,277,457
Gold ozs	10,536	22,416
Cash Costs per oz./silver	$2.31	$(0.29)
Full Costs per oz./silver	$4.01	$2.01
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,435,091	3,602,928
Gold ozs	22,011	33,163
Cash costs per oz./Silver	$4.25	$3.30
Full Costs per oz./Silver	$5.61	$4.50
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,293,000	4,133,000
Gold ozs. sold	20,000	35,000
Realized price per silver oz	$6.85	$4.77
Realized price per gold oz	$395	$341

(A)     The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs. See “Cost and Expenses” below.

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below:

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

        Sales of metal in the first quarter of 2004 decreased by $0.7 million, or 3%, from the first quarter of 2003 to $28.3 million. The decrease in product sales of metal is attributable to decreased production of silver and gold, the timing of concentrate shipments and offset in part by higher realized silver and gold prices.

        In the first quarter of 2004, the Company produced a total of 3,435,091 ounces of silver and 22,011 ounces of gold, compared to 3,602,928 ounces of silver and 33,163 ounces of gold in the first quarter of 2003. In the first quarter of 2004, the Company sold 3,293,000 ounces of silver and 20,000 ounces of gold compared to 4,133,000 ounces of silver and 35,000 ounces of gold for the same period in 2003. The decrease in gold production is due to the fact that during the first quarter of 2003, the Cerro Bayo mine benefited from mining operations at the Furioso gold deposit which was exhausted in the first half of 2003. The decrease in silver production is primarily the result of a 328,791 ounce, or 7%, decrease in production at Silver Valley due to the implementation of a long-range optimization plan at Silver Valley which focuses on development during the 2004-2006 time frame. Realized silver and gold prices increased to $6.85 and $395 per ounce, respectively, in the first quarter of 2004 compared to $4.77 and $341 in the comparable quarter of 2003.

        Interest and other income in the first quarter of 2004 decreased by $0.9 million compared with the first quarter of 2003. The decrease was primarily due to a loss of $0.9 million on the early sale of forward gold contracts recorded in the first quarter of 2004 resulting from the closure of the Company’s forward sales position of 12,400 ounces of gold.

Costs and Expenses

        Production costs in the first quarter of 2004 decreased by $0.9 million, or 5%, from the first quarter of 2003 to $17.0 million. The decrease is the result of a decrease in production costs at the Rochester and Cerro Bayo mines, offset in part by increased production costs at Silver Valley.

The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2004
	Rochester	Silver Valley	Cerro Bayo(1)	Total
Production of Silver (ounces)	1,310,295	906,980	1,217,816	3,435,091
Cash Costs per ounce	$5.58	$4.93	$2.31	$4.25

Total Cash Costs (thousands)	$7,317	$4,468	$2,811	$14,596
Add/(Subtract):
Third Party Smelting Costs	(232)	(1,279)	(1,205)	(2,716)
By-Product Credit	4,688	793	4,308	9,789
Deferred Stripping Adjustment	(101)	--	--	(101)
Change in Inventory	(3,895)	1,260	(1,983)	(4,618)

Production Costs	$7,777	$5,242	$3,931	$16,950

Three months ended March 31, 2003
	Rochester	Silver Valley	Cerro Bayo(1)	Total
Production of Silver (ounces)	1,089,700	1,235,771	1,277,457	3,602,928
Cash Costs per ounce	$6.46	$4.22	$(0.29)	$3.30

Total Cash Costs (thousands)	$7,039	$5,215	$(370)	$11,884
Add/(Subtract):
Third Party Smelting Costs	(173)	(1,596)	(1,995)	(3,764)
By-Product Credit	3,777	739	7,921	12,437
Deferred Stripping Adjustment	(80)	--	--	(80)
Change in Inventory	(1,807)	126	(918)	(2,599)

Production Costs	$8,756	$4,484	$4,638	$17,878

        Depreciation and amortization decreased in the first quarter of 2004 by $0.2 million, from the prior year’s first quarter, due to decreased depletion recorded at the Cerro Bayo and Rochester mines in conjunction with decreased production at the mines.

        Administrative and general expenses increased in the first quarter of 2004 compared to the same period in 2003 by $0.6 million due to increased compensation expenses recorded in the first quarter ended March 31, 2004 over the same period in 2003.

        Exploration expenses increased by $0.9 million in the first quarter of 2004 compared to the same period in 2003 as a result of the Company’s expanded exploration activities in the Cerro Bayo/Martha mine property areas.

        Pre-development expenses increased by $1.2 million due to increased activity related to completion of updated feasibility studies at the San Bartolomé project and the Kensington project in the first quarter of 2004 as compared to the same quarter of 2003.

        Interest expense decreased by $1.1 million in the first quarter of 2004 compared with the first quarter of 2003 to $0.9 million from $2.0 million as a result of a decrease in the Company’s debt restructuring that resulted in the issuance of low-coupon debt in January 2004.

        Write-down of mining properties and other holding costs increased from $0.6 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004 due to increased holding costs at the Coeur mine and increased administrative costs at Earthworks Technology, Inc., a wholly-owned subsidiary of the Company.

        During the first quarter of 2003, the Company recorded a loss on retirement of debt of $28.1 million.

Cumulative Effect of Accounting Change

        Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. As of January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change is accounted for as a change in accounting principle in the first year of implementation and resulted in a change of $2.3 million in the first quarter of 2003. See Notes B and I of the Company’s Notes to Consolidated Financial Statements.

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $3.0 million, or $0.01 per share, in the first quarter of 2004 compared to a net loss of $31.2 million, or $0.23 per share, in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2004, increased by $157.4 million to approximately $256.6 million compared to $99.1 million at December 31, 2003. The increase was primarily attributed to the increase in cash and cash equivalents and short-term investments proceeds occurring as a result of the issuance of $180 million of 1 ¼% Convertible Senior Notes due January 15, 2024. See “Management’s Discussion and Analysis – Issuance of 1 ¼% Convertible Senior Notes” below. The ratio of current assets to current liabilities was 13.7 to 1.0 at March 31, 2004 compared to 5.4 to 1.0 at December 31, 2003.

        Net cash used in operating activities in the three months ended March 31, 2004 was $8.1 million compared to net cash used in operating activities of $1.3 million in the three months ended March 31, 2003. The decrease in cash flow from operations is primarily due to increased receivables and inventory associated with the timing and payment of concentrate shipments. Net cash used in investing activities in the first quarter of 2004 was $43.8 million compared to net cash used in investing activities of $24.3 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in short-term investments purchased with the proceeds from the issuance of the 1 ¼% Notes issued in the first quarter of 2004. Net cash provided by financing activities was $162.8 million in the first quarter of 2004, compared to $35.9 million used in the first quarter of 2003. The increase was primarily a result of $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes as well as $0.4 million of net borrowings received under the Company’s working capital facility, offset in part by $9.6 million of retirement of long-term debt and $6.1 million of debt issuance costs associated with the issuance of 1 ¼% Convertible Senior Notes due 2024. As a result of the above, cash and cash equivalents increased by $110.9 million in the first quarter of 2004 compared to an increase of $10.2 million for the comparable period in 2003.

Debt and Capital Resources

        The Company has improved its working capital position since December 31, 2003 by completing the issuance of the 1 ¼% Convertible Senior Notes. At March 31, 2004, the Company had $173.3 million of cash and approximately $9.3 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

        On April 20, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register the offer and sale by the Company from time to time of up to $250 million of various securities, which may include debt securities, preferred stock, common stock and or warrants. The Company will determine the use of proceeds of any particular offering only if and when the Company actually sells securities, but the Company currently expects that it will use the proceeds of any sale of any securities registered on Form S-3 registration statement for general corporate purposes, which may include expansion and development of existing operations, possible acquisitions of mining properties or other mining companies, for working capital to support the Company’s growth or the repayment of indebtedness. In addition, the Company filed a registration statement on Form S-4 with the SEC to register the offer by the Company from time to time of up to 50 million shares of common stock to be used solely for exchanges, mergers, asset acquisitions and other forms of business combinations. Future issuance of shares of common stock under the above registration statements will be dependent on the approval by shareholders of a proposed increase in the total number of authorized shares from 250 million to 500 million shares at the Annual Meeting of Shareholders on May 20, 2004.

2004 Final Redemption of Remaining 7 ¼% Debentures

        On March 11, 2004 the Company redeemed of the remaining outstanding $9.6 million principal amount of the Company’s 7 1/4% Convertible Subordinated Debentures due October 15, 2005.

Issuance of 1 ¼% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, which are pending the completion of updated feasibility studies and final construction decisions. The Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness.

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

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company has filed a motion for summary judgment, which is set for hearing on July 14, 2004. While the Company believes the suit is without merit, at this stage of the proceedings, the Company cannot predict the outcome of this suit.

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

        We have historically financed our operations through the issuance of convertible debt and may be required to incur additional indebtedness in the future. In particular, we anticipate that we could reach a final decision to develop the San Bartolome and Kensington projects in 2004, which would require a capital investment of approximately $215 million. While we believe that our cash on hand will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investment will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively affect our results of operations.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001, $81.2 million in 2002 and $67.0 million in 2003, respectively. As of March 31, 2004, we are required to make fixed payments on $180 million principal amount of our 1 1/4% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $256.6 million at March 31, 2004. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $5.1 million for the year ended December 31, 2003, $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes, our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on May 3, 2004 were $6.07 and $388.50 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        While we do not believe that any of our properties presently requires a write-down pursuant to SFAS 144, if silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be created in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $35.8 million as of March 31, 2004. Of this amount, $15.4 million is reported as a current asset and $20.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        All of the Company’s long-term debt at March 31, 2004 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 3/31/04
Liabilities
Long Term Debt
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
Note: Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$5,755	--	--	--	--	$5,755	$(153)
Exchange Rate	611	--	--	--	--
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

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of March 31, 2004. There were no significant changes in the Company’s internal controls over financial reporting identified in connection with the above evaluation that occurred during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of their most recent evaluation.

PART II. Other Information

Item 2.	Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs.
1/31/04 -
3/31/04	--	--	--	--

2/1/04 -
2/29/04	--	--	--	--

3/1/04 -
3/31/04	114,461	$6.93	--	--

Total	114,461	$6.93	--	--

        There were no other purchases of equity securities during the first quarter of 2004; however, the Company did retire $9.6 million of its 7 ¼% Subordinated Convertible Debentures due October 2005 at a redemption price of $9.6 million at March 11, 2004.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits.

10(a)	Amendment to Employment Agreement dated February 5, 2004 between the Company and James Meek.

10(b)	Amendment to Employment Agreement dated February 5, 2004 between the Company and Wayne Vincent.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

On January 13 and 15 and February 11, 2004, the Company filed Current Reports on Form 8-K, each reporting information pursuant to Items 5 and 7 thereto. On February 20, 2004, the Company filed a Current Report on Form 8-K reporting information pursuant to Items 7 and 12 thereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
(Registrant)

Dated May 10, 2004	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman and
Chief Executive Officer
Dated May 10, 2004	/s/ Robert Martinez
ROBERT MARTINEZ
President and
Chief Operating Officer
Dated May 10, 2004	/s/ James A. Sabala
JAMES A. SABALA
Executive Vice President and
Chief Financial Officer