Form 10-K/A
period 2003-12-31
COEUR D ALENE MINES CORP
filed 2004-08-16
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

COEUR D’ALENE MINES CORPORATION
(Exact name of Registrant as specified in its charter)

Idaho	1-8641	82-0109423
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification Number)

505 Front Avenue, P.O. Box I Coeur d’Alene, Idaho, 83814
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (208) 667-3511

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as set forth in the pages attached hereto:

Part II.	Item 6. Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9A.	Controls and Procedures
Part IV.	Item 15. Exhibits - Independent Auditors' Consent - Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
Date: August 16, 2004	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

AMENDMENT No. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Explanatory Note

This amendment No. 1 on Form 10-K/A (this “Amendment”) amends the annual report on Form 10-K originally filed by Coeur d’Alene Mines Corporation (the “Company”) on March 9, 2004 for the fiscal year ended December 31, 2003 (the “Original Annual Report”). The Company is filing this Amendment to restate its financial statements as of December 31, 2003 and 2002 and for the years then ended, to reflect a correction of an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America, as described in Note A.

The effects of the above described financial restatements are discussed in Note A to the Company’s consolidated financial statements included herein and have been reflected in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Original Annual Report, as amended by this Amendment, has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Annual Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has restated in its entirety each item of its Original Annual Report affected by this Amendment.

PART II

Item 6.  Selected Financial Data

        The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2003	2002	2001	2000	1999
	(In thousands except per share data)
	(Restated) (1)	(Restated) (1)
Revenues:
Sales of metal	$108,522	$86,333	$69,200	$93,174	$86,318
Other income(2)	2,019	8,544	2,712	8,032	22,628

Total revenues	110,541	94,877	71,912	101,206	108,946
Costs and expenses:
Production costs	77,861	82,855	69,149	86,661	68,896
Depreciation and depletion	16,627	13,511	11,347	20,785	19,620
Administrative and general	12,264	8,806	8,122	9,714	9,281
Mining exploration	6,914	6,455	10,046	9,412	8,518
Interest expense	12,851	21,948	14,592	16,999	16,408
Write-down of mining properties and other(3)	6,393	23,060	9,946	21,236	20,204
Loss (gain) on early retirement of debt (4)	41,564	19,061	(48,217)	(16,136)	(3,990)

Total expenses	174,474	175,696	74,985	148,671	136,937
Net loss from operations before income taxes	(63,933)	(80,819)	(3,073)	(47,465)	27,991
(Provision) benefit for income taxes	7	--	6	(348)	(332)

Net loss before cumulative effect of change in
accounting principle	(63,926)	(80,819)	(3,067)	(47,813)	(28,323)
Cumulative effect of change in accounting principle	(2,306)	--	--	--	--

Net loss	$(66,232)	$(80,819)	$(3,067)	$(47,813)	$(28,323)

Net loss attributable to common shareholders	$(66,232)	$(80,819)	$(3,067)	$(49,993)	$(38,855)

Basic and Diluted Earnings Per Share Data:
Net loss per share	$(0. 39)	$(1.03)	$(0.07)	$(1.41)	$(1.61)

Cash dividends paid per Common share	$--	$--	$--	$--	$--

Weighted average shares of Common stock	168,186	78,193	41,946	35,439	24,185

	December 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
	Restated (1)	Restated (1)
	(In thousands)
Total assets	$259,467	$173,491	$210,380	$271,377	$354,047
Working capital - (restated) (4) (5)	$100,315	$7,034	$16,270	$52,263	$169,054
Long-term liabilities	$39,529	$89,711	$141,877	$228,659	$264,709
Shareholders' equity	$197,478	$47,687	$26,788	$17,440	$68,165

(1)	Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (or the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The terms of the contracts result in embedded derivatives because of the difference between the initial recorded price and the final settlement price. These embedded derivatives should be adjusted to fair value through revenue each period until the date of final metal pricing. The Company accounted for changes in metal prices when the final settlement price was determined, but erroneously failed to account for the embedded derivative by recording adjustments to reflect such changes at the end of the intervening accounting periods. The Company has corrected the error that the incorrect application of revenue recognition accounting had on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002. The impact of the restatement in the years ended December 31, 2003 and 2002 was an increase in revenues of $0.8 million and $0.4 million respectively.

(2)	Included in other income for the year 2003 are: (i) $0.4 million of insurance settlement (ii) $0.5 million of gains on foreign currency and (iii) $0.5 million of interest income. Included in other income for the year 2002 are: (i) the gain on the sale of Petorca of $1.4 million, and (ii) a gain on the sale of other assets of $3.2 million. Included in other income in 2001 was interest income of $2.7 million. Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company’s gold call positions sold of $4.1 million, and (ii) loss on investment in Pan American Silver Corp. stock of $2.3 million. Included in other income for the year 1999 are: (i) a gain of $21.1 million in settlement of a lawsuit, and (ii) a loss recorded on mark to market of the Company’s gold call positions sold of $4.3 million.

(3)	The year 2002 includes an impairment to the Coeur Silver Valley properties of $19.0 million. The year 2001 includes an impairment to the Kensington property of $6.1 million. During 2001, the Company also recorded an expense of approximately $4.2 million for settlement of an environmental lawsuit, including $3.9 million in payments and estimated legal fees and other costs. As a consequence of the sale of the Company’s shareholding in Gasgoyne Gold Mines NL, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price. In 1999, the Company evaluated the recoverability of its investment in Yilgarn Star Mine and determined that its investment in property, plant and equipment at the Yilgarn Star Mine in Australia was impaired. The total amount of the impairment recorded in 1999 was $16.2 million.

(4)	During 2003, holders of $12.7 million of our 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes, in accordance with original terms, into approximately 9.6 million shares of common stock including payment for make whole provision for interest expense.

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

(5)	The Company has made corrections to amounts presented in prior year financial statements to present separately the portion of the amount attributable to ore on leach pad that represents a long-term asset and to correct the classification of restricted investments from current assets to long-term. The amount previously reported as current inventory has been reduced by $22.8 million in 1999, $19.9 million in 2000 and $12.4 million in 2001. In addition, the entire restricted investments balance of $11.2 million as of December 31, 2001 has been reclassified to long-term assets. The effect of these corrections reduced previously reported current assets by $22.8 million in 1999, $19.9 million in 2000, and $23.6 million in 2001 and increased long-term assets by the same amount. This correction has reduced the amount of reported current inventory by $12.3. All of these corrections have had no impact on our previously reported results of operations, earnings per share, total assets and liabilities, or shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition andResults of Operations

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

Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title and to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active an freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

        At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812. At December 31, 2002, the Company had outstanding provisionally priced sales of $23.7 million consisting of 3.2 million ounces of silver, 26,250 ounces of gold and 1,180,447 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $32,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $26,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $12,000.

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

        The following table summarizes write-downs and other recorded for all years presented:

	2003	2002	2001
Mineral property write-downs(1)(2)	$--	$19,045	$6,087
Mine closure and holding costs (3)	5,455	2,902	1,453
Investment in new business venture (4)	938	1,113	1,052
Write down of inventory at Handy & Harman (5)	--	--	1,354

Write-down of mineral properties and other	$6,393	$23,060	$9,946

(1)	2002 - Coeur Silver Valley
(2)	2001 - Kensington mine
(3)	Holding costs at Coeur Silver Valley, Kensington and Cerro Bayo
(4)	Earthworks Technology costs; 2003, 2002 — Mine depot costs; 2001
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

        The following table provides details of the pension plans asset mix at December 31, 2003:

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

Proven and Probable Ore Reserve Sensitivity to Prices

	Silver Price	Gold Price	Tons (000's)	(000's) Ounces AG	(000's) Ounces AU
Rochester	$5.00	$325	25,813.0	27,114.0	253.0
	$5.50	$400	45,435.0	41,930.0	379.0
Silver Valley	$5.00	$325	627.0	14,048.0	--
	$5.50	$400	765.0	16,044.0	--
Cerro Bayo	$5.00	$325	581.0	5,041.0	88.0
	$5.50	$400	833.0	7,070.0	119.0
Mina Martha	$5.00	$325	16.0	1,348.0	1.4
	$5.50	$400	16.0	1,348.0	1.4

        The following table presents total production by company for the years ended December 31:

	2003	2002	2001
ROCHESTER MINE
Gold ozs	52,363	71,905	78,201
Silver ozs	5,585,385	6,417,792	6,348,292
Cash Costs per oz./silver	$4.67	$2.99	$3.09
Full Costs per oz./silver	$5.58	$3.75	$4.48
GALENA MINE
Silver ozs	3,735,663	5,302,721	4,507,652
Cash Costs per oz./silver	$4.66	$4.25	$4.62
Full Costs per oz./silver	$5.03	$5.00	$5.38
CERRO BAYO (A)
Gold ozs	67,155	45,209	--
Silver ozs	4,868,854	3,112,169	--
Cash Costs per oz./silver	$0.60	$0.38	--
Full Costs per oz./silver	$2.53	$1.86	--
PETORCA MINE (B)
Gold ozs	--	--	17,945
Silver ozs	--	--	86,599
Cash Costs per oz./gold	--	--	$341
Full Costs per oz./gold	--	--	$361
CONSOLIDATED TOTALS
Gold ozs	119,518	117,114	96,146
Silver ozs	14,189,902	14,832,682	10,942,543
Cash Costs per oz./silver	$3.27	$2.89	$3.71
Full Costs per oz./silver	$4.39	$3.80	$4.84
Cash Costs per oz./gold	--	--	$341
Full Costs per oz./gold	--	--	$361
Gold ozs. sold	126,942	98,537	100,295
Silver ozs. sold	14,894,210	13,347,477	10,905,140
Price realized per oz./gold (restated)(C)	$345	$311	$275
Price realized per oz./silver (restated)(C)	$4.89	$4.63	$4.34

(A)    The Company commenced production in April 2002.
(B)    Shut down operations for Petorca in August 2001.
(C)    Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (or the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The terms of the contracts result in embedded derivatives because of the difference between the initial recorded price and the final settlement price. These embedded derivatives should be adjusted to fair value through revenue each period until the date of final metal pricing. The Company accounted for changes in metal prices when the final settlement price was determined, but erroneously failed to account for the embedded derivative by recording adjustments to reflect such changes at the end of the intervening accounting periods. The Company has corrected the error that the incorrect application of revenue recognition accounting had on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002. The impact of the restatement in the years ended December 31, 2003 and 2002 was an increase in revenues of $0.8 million and $0.4 million, respectively. In addition, the restatement resulted in an increase in price realized per oz./gold of $1 and a decrease in the price realized per oz./gold of $1 and an increase in price realized per oz./silver of $0.02 and decrease in price realized per oz./silver of $0.01 , for the years ended December 31, 2003 and 2002, respectively.

        The following tables present reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

YEAR ENDED DECEMBER 31, 2003
(In thousands except ounces and per ounce costs)

	Rochester	Galena	Cerro Bayo(1)	Total
Production of Silver (ounces)	5,585,385	3,735,663	4,868,854	14,189,902
Cash Costs per ounce	$4.67	$4.66	$0.60	$3.27

Total Cash Costs (000's)	$26,062	$17,392	$2,911	$46,365
Add/Subtract:
Third Party Smelting Costs	(811)	(4,939)	(4,675)	(10,425)
By-Product Credit	18,980	2,256	24,383	45,619
Deferred Stripping Adjustment	(322)	--	--	(322)
Change in Inventory	(5,149)	(165)	1,938	(3,376)

Production Costs (GAAP)	$38,760	$14,544	$24,557	$77,861

YEAR ENDED DECEMBER 31, 2002
(In thousands except ounces and per ounce costs)

	Rochester	Galena	Cerro Bayo(1)	Total

Production of Silver (ounces)	6,417,792	5,302,721	3,112,169	14,832,682
Cash Costs per ounce	$2.99	$4.25	$0.38	$2.89

Total Cash Costs	$19,206	$22,531	$1,191	$42,928
Add/Subtract:
Third Party Smelting Costs	(1,013)	(7,576)	(1,003)	(9,592)
By-Product Credit	22,328	3,058	14,495	39,881
Accrued Reclamation Costs	1,161	636	86	1,883
Deferred Stripping Adjustment	(174)	--	--	(174)
Change in Inventory	15,122	(125)	(7,068)	7,929

Production Costs (GAAP)	$56,630	$18,524	$7,701	$82,855

(1)	Commenced operations of Cerro Bayo in April 2002.

YEAR ENDED DECEMBER 31, 2001
(In thousands except ounces and per ounce costs)

	Rochester	Galena	Petorca(2)	Total

Production of Silver (ounces)	6,348,292	4,507,652		10,855,944
Production of Gold (ounces)	--	--	17,945	17,945
Cash Costs per ounce	$3.09	$4.62	$341.00	N/A

Total Cash Costs	$19,629	$20,810	$6,124	$46,563
Add/Subtract:
Third Party Smelting Costs	(892)	(5,970)	(1,825)	(8,687)
By-Product Credit, primarily Gold and Copper	21,192	2,582	1,489	25,263
Accrued Reclamation Costs	1,542	652	--	2,194
Deferred Stripping Adjustment	(386)	--	--	(386)
Change in Inventory	3,543	(250)	909	4,202

Production Costs (GAAP)	$44,628	$17,824	$6,697	$69,149

(2)	Shut down operations for Petorca in August 2001.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2003 increased by $22.2 million, or 26%, from the year ended December 31, 2002 to $108.5 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2003, increased metal prices received in 2003 compared with 2002 and an increase in gain on embedded derivative of $0.4 million for the year ended December 31, 2003. In 2003, the Company sold 14.9 million ounces of silver and 127,000 ounces of gold, compared to sales of 13.3 million ounces of silver and 99,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company produced a total of 14.2 million ounces of silver and 120,000 ounces of gold compared to 14.8 million ounces of silver and 117,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company realized average silver and gold prices of $4.89 and $345, respectively, compared with realized average prices of $4.64 and $312, respectively, in the prior year.

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

        Pre-feasibility expense decreased $0.6 million as a result of a lower level of activity at the San Bartolome mine during the first half of 2003.

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

        Cumulative Effect of Change in Accounting Principle

        Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003. See Note J to the Consolidated Financial Statements – Reclamation and remediation costs.

        Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $66.2 million in the year ended December 31, 2003 compared to a net loss of $80.8 million in the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2002 increased by $17.1 million, or 25%, from the year ended December 31, 2001 to $86.3 million. The increase in sales was primarily attributable to higher realized gold and silver prices accounting for approximately $7.3 million of the increase, and increased production of silver and gold compared to 2001, accounting for $9.8 million of the increase. In the year ended December 31, 2002, the Company produced a total of 14.8 million ounces of silver and 117,000 ounces of gold compared to 10.9 million ounces of silver and 96,000 ounces of gold in 2001. In the year ended December 31, 2002, Company realized average silver and gold prices of $4.63 and $311, respectively, compared with realized average prices of $4.34 and $275, respectively, in the prior year. The increase in gold and silver production was primarily due to the commencement of commercial production at the Company’s Cerro Bayo/Martha Mine and increased production at Silver Valley.

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

Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $80.8 million in the year ended December 31, 2002 compared to a net loss of $3.1 million in the year ended December 31, 2001.

Liquidity and Capital Resources

        Working Capital; Cash and Cash Equivalents

        The Company’s working capital at December 31, 2003 was approximately $100.3 million compared to $7.0 million at December 31, 2002. The ratio of current assets to current liabilities was 5.5:1 at December 31, 2003 compared to 1.2:1 at December 31, 2002. The increase in working capital is primarily the result of the common stock issuance in the fourth quarter.

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

        2001 Conversions

        During the year ending December 31, 2001, holders of $1.8 million principal amount of the Series I 13 3/8% Convertible Notes voluntarily converted such notes into approximately 1.3 million shares of common stock. In addition, 3.8 million shares of common stock were issued as payment for $2.9 million of interest expense on the Series I 13 3/8% Notes during 2001.

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

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible debt (1)	$9,563	$--	$9,563	$--	$--
Operating lease (2)	2,707	2,039	668	--	--
Capital lease (3)	321	207	114	--	--
Kensington Trust (4)	1,357	128	404	751	74
Building Mortgage (5)	1,206	98	228	278	602
Reclamation and mine closure (6)	34,732	389	1,357	4,577	28,409
Pension and health benefits (7)	9,479	1,085	2,194	2,198	4,002
Other long-term liabilities (8)	2,198	406	418	12	1,362

Total	$61,563	$4,352	$14,946	$7,816	$34,449

(1)	The $9.6 million principal amount of 7 1/4% Debentures due 2005 outstanding at December 31, 2003 are convertible into shares of common stock at the option of the holder on or before October 31, 2005, unless previously redeemed, at a conversion price of $17.45 per share, subject to adjustment in certain events.

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

Environmental Compliance Expenditures

        For the years ended December 31, 2003, 2002, and 2001, the Company expended $4.5 million, $5.3 million, and $5.0 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, bonding, earth moving, water treatment and re-vegetation activities.

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

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the year ended December 31, 2002. (Refer to Note B, Summary of Significant Accounting Policies, for further discussion.)

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

        The following table summarizes the information at December 31, 2003 associated with the Company’s financial liabilities and financial instruments:

	2004	2005	2006	2007	2008	Total	Fair Value 12/31/03
Liabilities
Short and Long Term Debt
Fixed Rate	--	$9,563	--	--	--	$9,563	$9,552
Average Interest Rate	7.250%	7.250%	--	--	--
Derivative Financial Instruments
Gold Forward Sales - USD Ounces	16,600	--	--	--	--	16,600	$(1,128)
Price Per Ounce	$348.32	--	--	--	--	$348.32
Foreign Currency Contracts
Chilean Peso - USD	$1,260	--	--	--	--	$1,260	$131
Exchange Rate (CLP to US$)	629	--	--	--	--	629

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

        At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper, which had a fair value of approximately $33.8 million.

Item 8.	Financial Statements and Supplementary Data

        The restated financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

ANNUAL REPORT ON FORM 10-K Item 8, Item 15(a), and Item 15(d)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Report of KPMG LLP as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002
Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for
each of the years in the three-year period ended December 31, 2001
Consolidated Balance Sheets – December 31, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Loss – Years
Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31,
2003, 2002 and 2001
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Coeur d’Alene Mines Corporation:

We have audited the 2003 and 2002 consolidated financial statements of Coeur d’Alene Mines Corporation (an Idaho Corporation) and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Coeur d’Alene Mines Corporation, as listed in the accompanying index, were audited by other auditors who have ceased operations and whose report, dated February 15, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that stated that the Company had suffered recurring losses from operations, had a significant portion of its convertible debentures that needed to be repaid or refinanced in June 2002, and had declining amounts of cash and cash equivalents and unrestricted short-term investments, all of which raised substantial doubt about its ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Notes C and K to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

As discussed in Note A, the consolidated financial statements have been restated as of and for the years ended December 31, 2003 and 2002.

/s/ KPMG LLP

Denver, Colorado
February 13, 2004
   except as to Notes A, C, P, Q and T,
    which are as of August 15, 2004)

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

/s/ Arthur Andersen LLP

Denver, Colorado,
February 15, 2002.

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
	2003	2002
ASSETS	(In Thousands)
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$62,417	$9,093
Short-term investments	19,265	518
Receivables	8,103	5,364
Ore on leach pad	17,388	11,082
Metal and other inventory	12,535	14,846
Prepaid expenses and other	3,067	2,224

	122,775	43,127
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	87,546	76,194
Less accumulated depreciation	(52,868)	(49,531)

	34,678	26,663
MINING PROPERTIES
Operational mining properties	114,018	92,149
Less accumulated depletion	(90,245)	(71,833)

	23,773	20,316
Mineral interests	20,125	18,825
Non-producing and development properties	25,121	28,129

	69,019	67,270
OTHER ASSETS
Non-current ore on leach pad	14,705	15,474
Restricted investments	8,710	13,108
Debt issuance costs, net	87	1,034
Marketable securities	19	915
Other	9,474	5,900

	32,995	36,431

Total assets	$259,467	$173,491

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
	2003	2002
	(In Thousands)
	Restated	Restated
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,772	$5,962
Accrued liabilities and other	5,218	4,348
Accrued interest payable	120	1,610
Accrued salaries and wages	5,705	5,594
Current portion of remediation costs	1,278	926
13 3/8% Convertible Senior Subordinated Notes due December 2003	--	12,735
Current portion of bank financing	2,367	4,918

	22,460	36,093
LONG-TERM LIABILITIES
6 3/8% Convertible Subordinated Debentures due January 2004	--	55,132
7 1/4% Convertible Subordinated Debentures due October 2005	9,563	11,665
Reclamation and mine closure	20,934	14,458
Other long-term liabilities	9,032	8,456

	39,529	89,711
COMMITMENTS AND CONTINGENCIES
(See Notes J, K, L, N, Q, P and R)
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued 214,195,186 and 119,653,267 in 2003 and 2002 (1,059,211
shares held in treasury)	214,195	119,653
Additional paid-in capital	542,900	420,863
Accumulated deficit	(545,050)	(478,818)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,377)	(821)

	197,478	47,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,467	$173,491

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2003	2002	2001
	(In Thousands, except per share data)
	Restated	Restated
REVENUES
Sales of metal	$108,522	$86,333	$69,200
Interest and other	2,019	8,544	2,712

Total revenues	110,541	94,877	71,912
COSTS AND EXPENSES
Production	77,861	82,855	69,149
Depreciation and depletion	16,627	13,511	11,347
Administrative and general	12,264	8,806	8,122
Exploration	4,947	3,849	6,362
Pre-feasibility	1,967	2,606	3,684
Interest	12,851	21,948	14,592
Write-down of mining properties and other holding costs	6,393	23,060	9,946
Loss (gain) on exchange and early retirement of debt	41,564	19,061	(48,217)

Total cost and expenses	174,474	175,696	74,985

LOSS FROM CONTINUING OPERATIONS	(63,933)	(80,819)	(3,073)
Income tax benefit	7	--	6

Loss before cumulative effect of change in accounting principle	(63,926)	(80,819)	(3,067)
Cumulative effect of change in accounting principle	(2,306)	--	--

NET LOSS	(66,232)	(80,819)	(3,067)
Other comprehensive loss	(556)	(1,470)	821

COMPREHENSIVE LOSS	$(66,788)	$(82,289)	$(2,246)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock	168,186	78,193	41,946

Net loss per share before cumulative effect of change in accounting
principle	$(0.38)	$(1.03)	$(0.07)
Cumulative effect of change in accounting principle	(0.01)	--	--

Net loss per common share	$(0.39)	$(1.03)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	For Years Ended December 31, 2003 (Restated), 2002 (Restated) and 2001 (In Thousands)
	Common Stock Shares	Common Stock $1 Par	Additional Paid In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2001	38,109	$38,109	$387,625	$(394,932)	$(13,190)	$(172)	$17,440
Net Loss	--	--	--	(3,067)	--	--	(3,067)
Unrealized gain on short-term
investments and marketable securities	--	--	--	--	--	821	821
Conversions of convertible senior
subordinated notes to
common stock	1,327	1,327	468	--	--	--	1,795
Exchanges of convertible subordinated
debentures to common stock	6,045	6,045	871	--	--	--	6,916
Interest on convertible senior
subordinated notes paid in
common stock	3,792	3,792	(913)	--	--	--	2,879
Other	5	5	(1)	--	--	--	4

Balances at December 31, 2001	49,278	49,278	388,050	(397,999)	(13,190)	649	26,788
Net Loss (Restated)	--	--	--	(80,819)	--	--	(80,819)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(297)	(297)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	--	(10)	(10)
Excess additional pension liability
over	--	--	--	--	--	(1,163)	(1,163)
unrecognized prior service cost
Conversions of convertible senior
subordinated notes to
common stock	37,143	37,143	5,665	--	--	--	42,808
Exchanges of convertible subordinated
debentures to common stock	24,382	24,382	22,413	--	--	--	46,795
Interest on convertible senior
subordinated notes paid in
common stock	8,850	8,850	4,735	--	--	--	13,585
Other	--	--	--	--	--	--

Balances at December 31, 2002 (Restated)	119,653	119,653	420,863	(478,818)	(13,190)	(821)	47,687
Net Loss (Restated)	--	--	--	(66,232)	--	--	(66,232)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(306)	(306)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	140	140
Excess additional pension liability over
unrecognized prior service cost	--	--	--	--	--	(390)	(390)
Conversions and exchanges of
convertible
senior subordinated notes to
common stock	50,317	50,317	54,158	--	--	--	104,475
Interest on convertible senior
subordinated notes paid in
common stock	5,878	5,878	3,169	--	--	--	9,047
Issuance of common stock	36,230	36,230	64,580	--	--	--	100,810
Long-term incentive stock payout	1,240	1,240	(358)	--	--	--	882
Other	877	877	488	--	--	--	1,365

Balances at December 31, 2003 (Restated)	214,195	$214,195	$542,900	$(545,050)	$(13,190)	$(1,377)	$197,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2003	2002	2001
	Restated	Restated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,232)	$(80,819)	$(3,067)
Add (deduct) noncash items:
Depreciation and depletion	16,627	13,511	11,347
Loss (gain) on early retirement of convertible
subordinated debentures	41,564	19,061	(48,217)
Cumulative effect of change in accounting principle	2,306	--	--
Interest expense on convertible senior
subordinated notes paid in common stock	8,191	13,585	2,868
Unrealized gain on embedded derivative	(411)	(539)	--
Write down of Handy & Harmon inventory	--	--	1,354
Other charges	2,349	4,588	1,271
(Gain) loss on sale of assets	--	(4,564)	509
Write-down of mining properties	--	19,047	6,087
Unrealized (gain) loss on written call options	--	62	(526)
Gain on sale of short-term investment	(40)	(916)	(431)
Changes in operating assets and liabilities:
Receivables	(2,738)	(1,126)	3,205
Prepaid expenses and other	(3,844)	(519)	602
Inventories	(3,226)	7,311	4,616
Accounts payable and accrued liabilities	328	2,834	(9,514)

CASH USED IN OPERATING ACTIVITIES	(5,126)	(8,484)	(29,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(99,782)	(40,131)	(1,256)
Proceeds from sales of short-term investments	86,168	40,870	6,195
Proceeds from sale of assets	370	4,117	14,857
Expenditures on mining assets	(19,914)	(10,316)	(6,956)
Other	(196)	(515)	(208)

CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(33,354)	(5,975)	12,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(39,717)	(9,427)	(743)
Proceeds from issuance of common stock, net of
issuance costs	100,810	--	--
Proceeds from issuance of notes, net of issuance costs	33,280	13,532	(2,204)
Bank borrowings on working capital facility	30,785	15,403	--
Payments to bank on working capital facility	(33,226)	(10,485)	--
Other	(128)	(185)	(302)

CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES:	91,804	8,838	(3,249)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	53,324	(5,621)	(20,513)
Cash and cash equivalents at beginning of period	9,093	14,714	35,227

Cash and cash equivalents at end of period	$62,417	$9,093	$14,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,000	$19,200	$16,200
Income taxes	--	--	--

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – FINANCIAL STATEMENT RESTATEMENT

The Company records revenue from concentrate sales agreements in accordance with the revenue recognition policy in Note C below.

In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (or the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The terms of the contracts result in embedded derivatives because of the difference between the initial recorded price and the final settlement price. These embedded derivatives should be adjusted to fair value through revenue each period until the date of final metal pricing. The Company accounted for changes in metal prices when the final settlement price was determined, but erroneously failed to account for the embedded derivative by recording adjustments to reflect such changes at the end of the intervening accounting periods. The Company has corrected the error that the incorrect application of revenue recognition accounting had on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002. The cumulative effect of the error for periods prior to January 1, 2002 was $0.4, million The Company has determined that the cumulative effect of $0.4 million is not material to the consolidated financial statements for the year ended December 31, 2001 and accordingly, has reflected the $0.4 million adjustment in the first quarter of 2002.

Accordingly, the Company has restated its financial statements as follows:

	As of December 31, 2003
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$7,862	$240	$8,102
Prepaid expenses and other	$2,117	$951	$3,068
Accumulated deficit	$(546,241)	$1,191	$(545,050)

	For the twelve months ended December 31, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$107,720	$802	$108,522
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(64,735)	$802	$(63,933)
Loss before cumulative effect of change in
accounting principle	$(64,728)	$802	$(63,926)
Net loss	$(67,034)	$802	$(66,232)
Comprehensive loss	$(67,590)	$802	$(66,788)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.39)	$0.01	$(0.38)
principle
Basic and diluted net loss per common share	$(0.40)	$0.01	$(0.39)

	As of December 31, 2002
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$5,514	$(150)	$5,364
Prepaid expenses and other	$1,671	$553	$2,224
Accrued liabilities and other	$4,334	14	$4,348
Accumulated deficit	$(479,207)	$389	$(478,818)

	For the twelve months ended December 31, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$85,944	$389	$86,333
Loss from continuing operations before taxes	$(81,208)	$389	$(80,819)
Net loss	$(81,208)	$389	$(80,819)
Comprehensive loss	$(82,678)	$389	$(82,289)
Basic and diluted net loss per common share	$(1.04)	$0.01	$(1.03)

	As of March 31, 2003
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$6,707	$340	$7,047
Prepaid expenses and other	$1,638	$49	$1,687
Accrued liabilities and other	$4,823	$463	$5,286
Accumulated deficit	$(510,397)	$(74)	$(510,471)

	For the Three Months ended March 31, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$29,001	$(463)	$28,538
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(28,891)	$(463)	$(29,354)
Loss before cumulative effect of change in
accounting principle	$(28,884)	$(463)	$(29,347)
Net loss	$(31,190)	$(463)	$(31,653)
Comprehensive loss	$(31,487)	$(463)	$(31,950)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.21)	$(0.01)	$(0.22)
principle
Basic and diluted net loss per common share	$(0.23)	$(0.01)	$(0.24)

	As of March 31, 2002
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Prepaid expenses and other	$1,415	$599	$2,014
Accumulated deficit	$(409,895)	$599	$(409,296)

	For the Three Months ended March 31, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$16,469	$599	$17,068
Loss from continuing operations before taxes	$(11,896)	$599	$(11,297)
Net loss	$(11,896)	$599	$(11,297)
Comprehensive loss	$(11,795)	$599	$(11,196)
Basic and diluted net loss per common share	$(0.23)	$0.01	$(0.22)

	As of June 30, 2003
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$8,332	$395	$8,727
Prepaid expenses and other	$976	$90	$1,066
Accrued liabilities and other	$3,886	$219	$4,105
Accumulated deficit	$(514,842)	$266	$(514,576)

	For the Three Months ended June 30, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)

Sales of metal	$25,731	$340	$26,071
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(4,445)	$340	$(4,105)
Loss before cumulative effect of change in
accounting principle	$(4,445)	$340	$(4,105)
Net loss	$(4,445)	$340	$(4,105)
Comprehensive loss	$(4,545)	$340	$(4,205)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.03)	$--	$(0.03)
principle
Basic and diluted net loss per common share	$(0.03)	$--	$(0.03)

	As of June 30, 2002
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Prepaid expenses and other	$983	$403	$1,386
Accrued liabilities and other	$8,044	$7	$8,051
Accumulated deficit	$(420,750)	$396	$(420,354)

	For the Three Months ended June 30, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$19,565	$(204)	$19,361
Loss from continuing operations before taxes	$(10,855)	$(204)	$(11,059)
Net loss	$(10,855)	$(204)	$(11,059)
Comprehensive loss	$(11,433)	$(204)	$(11,637)
Basic and diluted net loss per common share	$(0.16)	$--	$(0.16)

	For the Six Months ended June 30, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$54,732	$(123)	$54,609
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(33,336)	$(123)	$(33,459)
Loss before cumulative effect of change in
accounting principle	$(33,329)	$(123)	$(33,452)
Net loss	$(35,635)	$(123)	$(35,758)
Comprehensive loss	$(36,032)	$(123)	$(36,155)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.24)	$--	$(0.24)
principle
Basic and diluted net loss per common share	$(0.26)	$--	$(0.26)

	For the Six Months ended June 30, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$36,034	$395	$36,429
Loss from continuing operations before taxes	$(22,751)	$395	$(22,356)
Net loss	$(22,751)	$395	$(22,356)
Comprehensive loss	$(23,228)	$395	$(22,833)
Basic and diluted net loss per common share	$(0.38)	$0.01	$(0.37)

	As of September 30, 2003
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)

Receivables	$5,279	$333	$5,612
Prepaid expenses and other	$5,468	$505	$5,973
Accrued liabilities and other	$5,178	$311	$5,489
Accumulated deficit	$(532,713)	$527	$(532,186)

	For the Three Months ended September 30, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$23,375	$261	$23,636
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(17,871)	$261	$(17,610)
Loss before cumulative effect of change in
accounting principle	$(17,871)	$261	$(17,610)
Net loss	$(17,871)	$261	$(17,610)
Comprehensive loss	$(17,793)	$261	$(17,532)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.10)	$--	$(0.10)
principle
Basic and diluted net loss per common share	$(0.10)	$--	$(0.10)

	As of September 30, 2002
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$6,148	$(147)	$6,001
Prepaid expenses and other	$1,968	$178	$2,146
Accrued liabilities and other	$6,167	$175	$6,342
Accumulated deficit	$(433,090)	$(144)	$(433,234)

	For the Three Months ended September 30, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$24,424	$(539)	$23,885
Loss from continuing operations before taxes	$(12,339)	$(539)	$(12,878)
Net loss	$(12,339)	$(539)	$(12,878)
Comprehensive loss	$(12,913)	$(539)	$(13,452)
Basic and diluted net loss per common share	$(0.14)	$(0.01)	$(0.15)

	For the Nine Months ended September 30, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$78,108	$137	$78,245
Loss from continuing operations before taxes and
cumulative effect of change in accounting
principle	$(51,207)	$137	$(51,070)
Loss before cumulative effect of change in
accounting principle	$(51,200)	$137	$(51,063)
Net loss	$(53,506)	$137	$(53,369)
Comprehensive loss	$(53,825)	$137	$(53,688)
Basic and diluted net loss per common share
before effect of change in accounting	$(0.33)	$--	$(0.33)
principle
Basic and diluted net loss per common share	$(0.35)	$--	$(0.35)
	For the Nine Months ended September 30, 2002
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands except per share data)
Sales of metal	$60,458	$(144)	$60,314
Loss from continuing operations before taxes	$(35,091)	$(144)	$(35,235)
Net loss	$(35,091)	$(144)	$(35,235)
Comprehensive loss	$(36,142)	$(144)	$(36,286)
Basic and diluted net loss per common share	$(0.51)	$--	$(0.51)

NOTE B — BUSINESS OF COEUR D’ALENE MINES CORPORATION

        Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska) and South America (Chile, Argentina and Bolivia).

NOTE C — Summary of Significant Accounting Policies

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

        Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title and to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active an freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company's provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

        At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812. At December 31, 2002, the Company had outstanding provisionally priced sales of $23.7 million consisting of 3.2 million ounces of silver, 26,250 ounces of gold and 1,180,447 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $32,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $26,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $12,000.

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

        Reclamation and Remediation Costs: Estimated future costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires entities to record the fair value of asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Refer to Note K for additional disclosure.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note P – Derivative Financial Instruments and Fair Value of Financial Instruments.

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

	Years Ended December 31,
	2003	2002	2001
	Restated
Net loss attributable to Common shareholders	$(66,232)	$(80,819)	$(3,067)
Unaudited pro forma net loss	$(66,248)	$(81,646)	$(3,312)
Basic and diluted net loss per share as reported	$(0.39)	$(1.03)	$(0.07)
Unaudited basic and diluted pro forma net loss per share	$(0.39)	$(1.04)	$(0.08)

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

        Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	December 31, 2001	December 31, 2002	December 31, 2003
Options	779,094	1,750,675	1,650,054
6.375% Debentures Convertible
at $25.77	2,571,595	2,139,387	--
7.25% Debentures Convertible
at $ 17.45	839,542	668,481	548,023
13.375% Notes
Convertible at $1.35	30,665,926	--	--
Total potentially dilutive
shares	34,856,156	4,558,543	2,198,077

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

NOTE D — LIQUIDITY

        The Company’s working capital at December 31, 2003 was approximately $100.3 million compared to $7.0 million at December 31, 2002. The ratio of current assets to current liabilities was 5.5:1 at December 31, 2003 compared to 1.2:1 at December 31, 2002. The increase in working capital is primarily the result of the common stock issuance in the fourth quarter.

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

NOTE E — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

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

NOTE F — ORE ON LEACH PADS

        Ore on leach pad consists of the following:

	December 31,
	2003	2002
Ore on leach pad - Current	$17,388	$11,082
Ore on leach pad - Non-current	14,705	15,474

Total ore on leach pads	$32,093	$26,556

NOTE G — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	December 31,
	2003	2002
In-process stockpile ore	$--	$--
Concentrate and dore inventory	7,980	10,189
Supplies	4,555	4,657

Metal and other inventory	$12,535	$14,846

NOTE H — PROPERTY, PLANT AND EQUIPMENT

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

NOTE I — MINING PROPERTIES

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

NOTE J — LONG-TERM DEBT

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

Debt-for-Equity Conversions and Exchanges

        The following table sets forth debt-for-equity conversions exchanges for each year in millions:

	Common Shares	Principal Amount	Interest Expense	Discount and Offering Costs	Gain/(Loss) on Early Retirement of Debt
2003
Converted
13.375% Notes Series I due 2003	9.4	$12.7	$--	$(0.30)	$--
Interest	0.2	--	0.3	--	--
Exchanged
6.375% Debentures due 2004	16.6	27.9	--	(0.10)	(27.5)
Interest	0.5	--	0.9	--	--
7.25% Debentures due 2005	1.4	2.1	--	--	(2.2)
9% Notes due 2007	23.0	32.6	--	(4.20)	(4.2)
Interest	4.5	--	7.0	--	--

TOTAL	55.6	$75.3	$8.2	$(4.60)	$(33.9)

2002
Converted
13.375% Notes Series I due 2003	21.2	$28.8	$--	$(1.30)	$--
Interest	5.1	--	7.9	--	--
13.375% Notes Series II due 2003	15.9	21.5	--	(6.04)	--
Interest	2.9	--	4.5	--	--
Exchanged
6% Debentures exchanged June 2002	14.4	13.7	--	(0.03)	(2.9)
6.375% Debentures due 2004	7.9	11.1	--	(0.06)	(12.9)
Interest	0.7	--	1.0	--	--
7.25% Debentures due 2005	2.1	3.0	--	(0.04)	(3.3)
Interest	0.2	--	0.2	--	--

TOTAL	70.4	$78.1	$13.6	$(7.47)	$(19.1)

2001
Converted
13.375% Notes Series I due 2003	1.3	$1.8	$--	$(0.43)	$--
Interest	3.8	--	2.9	--	--
Exchanged
7.25% Debentures due 2005	6.1	16.0	--	(0.27)	9.0

TOTAL	11.2	$17.8	$2.9	$(0.70)	$9.0

        Redemptions of Debentures

        The following table sets forth cash redemptions of debentures each year n millions:

	Principal Amount	Purchase Amount	Offering Cost	Loss on Early Retirement of Debt
2003:
6 3/8% Debentures	$27.3	$27.3	--	--
9% Debentures	$ 4.6	$13.5	$(1.30)	$(7.6)
2002:
6% Debentures	$ 9.4	$ 9.4	$(.03)	--
2001:
None	--	--	--	--

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

        The fair value of the long-term borrowing is determined by market transactions on or near December 31, 2003 and 2002, respectively. The carrying amounts and fair values of long-term borrowings, as of December 31, 2003 and 2002, consisted of the following:

	December 31, 2003		December 31, 2002
Convertible Debentures	Carrying Value	Fair Value	Carrying Value	Fair Value
13 3/8% Notes Series I due 2003	--	--	$12,735	$19,612
6 3/8% Debentures due 2004	--	--	$55,132	$55,132
7 1/4% Debentures due 2005	$9,563	$9,552	$11,665	$10,965

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

NOTE K — RECLAMATION AND REMEDIATION COSTS

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

NOTE L — INCOME TAXES

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

        A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31,
	2003	2002	2001
Tax benefit on continuing operations computed at statutory rates	35.0%	35.0%	35.0%
Tax effect of foreign affiliates' statutory rates percentage	--	--	59.1%
depletion
Percentage depletion	--	--	(238.5%)
Interest on foreign subsidiary debt	--	--	110.8%
Change in valuation allowance	(31.4)%	(41.5%)	16.5%
Non-deductible interest	(23.2)%	5.3%	81.8%
Adjustments to prior periods due to filed returns	17.8%	--	--
Other (net)	1.8%	1.2%	5.3%

Effective tax rate	0.0%	0.0%	0.0%

NOTE M — SHAREHOLDERS EQUITY

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

NOTE N — STOCK-BASED COMPENSATION PLANS

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

	Shares	Weighted Average Exercise Price	Weighted Average Fair value of Options Granted
Stock options outstanding at December 31, 2000	708,266	$9.47
Granted	403,473	$0.81	$0.81
Canceled/expired	(332,645)	$14.02

Stock options outstanding at December 31, 2001	779,094	$2.81
Granted	1,052,525	$1.50	$1.31
Canceled/expired	(80,944)	$2.12

Stock options outstanding at December 31, 2002	1,750,675	$2.05
Granted	106,478	$2.08	$1.08
Exercised	(72,052)	$1.13
Canceled/expired	(135,047)	$1.91

Stock options outstanding at December 31, 2003	1,650,054	$2.11

        Options exercisable at December 31, 2003, 2002 and 2001 were, 1,616,532, 1,650,108 and 609,089, respectively.

        The following table summarizes information for options currently outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74 to $1.22	506,127	7.78	$0.80	506,127	$0.80
$1.23 to $1.85	774,975	8.58	$1.65	774,975	$1.65
$1.86 to 2.63	111,502	8.90	$2.10	111,502	$2.10
$2.64 to $4.81	196,348	6.04	$3.68	162,826	$3.71
$4.82 to $8.94	21,005	4.02	$8.90	21,005	$8.90
$8.95 to $19.94	40,097	2.94	$16.21	40,097	$16.21

	1,650,054	~	~	1,616,532	~

        As of December 31, 2003, 7,444,140 shares were available for future grants under these incentive Plans and 548,023 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE O — DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

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

    3)        Volatility that is not substantially greater than the portfolio indexed benchmark volatility of 11%; and

    4)        Risk adjusted returns that are above market line analysis when compared with indexed benchmarks.

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2003	2002	2001
Assumptions:
Discount rate	7.0%	7.5%	8.0%
Components of net periodic benefit cost
Service cost	$269	$311	$179
Interest cost	335	290	138
Expected return on plan assets	(180)	(143)	(121)
Amortization of prior service cost	56	56	31
Amortization of transitional obligation	--	--	--
Recognized actuarial loss	232	210	35

Net periodic benefit cost	$712	$724	$262

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,
	2003	2002
Change in benefit obligation
Projected benefit obligation at beginning of year	$4,693	$2,703
Service cost	269	311
Interest cost	335	290
Plan amendments	--	--
Benefits paid	(141)	(94)
Actuarial loss (gain)	1,181	1,483

Projected benefit obligation at end of year	$6,337	$4,693

Change in plan assets
Fair value of plan assets at beginning of year	$2,250	$1,644
Actual return on plan assets	419	(201)
Plan amendment	--	--
Employer contributions	790	901
Benefits paid	(141)	(94)
Administrative expenses	--	--

Fair value of plan assets at end of year	$3,318	$2,250

Reconciliation of funded status
Funded status	$(3,019)	$(2,443)
Unrecognized actuarial gain	3,517	2,807
Unrecognized transition obligation	--	--
Unrecognized prior service cost	444	500

Net amount of asset (liability) reflected in	$942	$864
consolidated balance sheet

Weighted average assumptions
Discount rate	6.0%	7.0%
Expected long-term rate of return on plan assets	7.0%	8.0%
Rate of compensation increase	5.0%	5.0%

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

NOTE P — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through revenue each period until the date of final gold and silver settlement.

        The following table summarizes the information at December 31, 2003, associated with the Company’s financial and derivative financial instruments (in thousands, except per ounce amounts) except as to provisionally priced sales of concentrates which are discussed below in the table:

	2004	2005	Total	Fair Value 12/31/03
Liabilities
Short and Long Term Debt
Fixed Rate	--	$9,563	$9,563	$9,552
Average Interest Rate	7.25%	7.25%	~	~
Derivative Financial Instruments
Gold Forward Sales -- USD Ounces	16,600	--	16,600	$(1,128)
Price Per Ounce	$348	--	$348	~

Foreign Currency Contracts
Chilean Peso - USD	$1,260	--	$1,260	$131
Exchange Rate (CLP to US$)	629	--	629	~

        At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper, which had a fair value of approximately $33.8 million.

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

NOTE Q — SEGMENT INFORMATION

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

        As discussed in Note A, the Company has restated its financial statements as of and for the years ended December 31, 2003 and 2002, as well as each of the quarterly and year-to-date periods as of March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002. The restatement is to reflect a correction of an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America, and is reflected in the segment reporting information for the Galena Mine and the Cerro Bayo Mine as those mines have been impacted by the restatement. The other operating segments do not have not been impacted by the restatement. In addition, in the geographic information below, the United States and Chile amounts have been restated due to the geographic locations of the Galena Mine and the Cerro Bayo Mine.

        Revenues from gold sales were $44.1 million, $30.6 million and $29.3 million in 2003, 2002, and 2001, respectively. Revenues from silver sales were $75.1 million, $65.0 million and $49.0 million in 2003, 2002, and 2001, respectively.

December 31, 2003 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$44,138	$16,509	$48,423	$223	$1,248	$110,541

Depreciation and amortization	5,421	1,519	9,400	32	255	16,627
Interest income	--	--	3	--	494	497
Interest expense	6	--	418	--	12,427	12,851
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(41,564)	(41,564)
Profit (loss)	5,337	(619)	20,925	(3,522)	(15,012)	7,109
Segment assets(A)	67,421	11,087	29,564	20,951	30,472	159,495
Expenditures for property	12,128	2,362	4,850	325	249	19,914
December 31, 2002 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$51,372	$25,003	$14,354	$3,241	$(907)	$94,877

Depreciation and amortization	3,905	3,361	5,880	42	323	13,511
Interest income	--	--	5	--	293	298
Interest expense	--	--	204	--	21,744	21,948
Writedown of mine property	--	19,046	--	--	--	19,046
Loss on early retirement of debt	--	--	--	--	(19,061)	(19,061)
Profit (loss)	(5,452)	6,074	5,220	(2,081)	(11,014)	(7,253)
Segment assets(A)	52,529	8,367	33,046	19,436	29,545	142,923
Expenditures for property	1,564	2,503	3,695	17	47	7,826
December 31, 2001	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$48,786	$15,478	$149	$--	$7,499	$71,912

Depreciation and amortization	9,205	3,448	172	24	(1,502)	11,347
Interest income	--	--	2	3	1,684	1,686
Interest expense	--	--	2,330	--	12,262	14,592
Gain on metals derivatives	--	--	--	--	526	526
Writedown of mine property	--	--	(966)	--	(8,386)	(9,352)
Income tax benefit (provision)	--	1	--	--	(7)	(6)
Earnings from non-consolidated Subsidiary	--	--	--	--	--	--
Gain on early retirement of debt	--	--	--	--	48,217	48,217
Profit (loss)	3,984	(2,352)	(1,052)	(8,614)	(14,612)	(16,218)
Segment assets(A)	68,432	28,998	24,244	19,176	31,257	172,107
Expenditures for property	791	3,193	2,317	30	625	6,956

Notes:
(A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

        Segment Reporting

	2003	2002	2001
	Restated	Restated
Profit (loss)
Total profit or loss for reportable segments	$7,109	$(7,253)	$(16,218)
Gain (loss) on legal settlements	--	--	--
Gain (loss) on metal hedging	--	--	526
Depreciation and amortization	(16,627)	(13,511)	(11,347)
Interest expense	(12,851)	(21,948)	(14,592)
Writedown of mine property and other	(41,564)	(38,107)	38,558

Loss before income taxes	$(63,933)	$(80,819)	$(3,073)

Assets
Total assets for reportable segments	$159,495	$142,923	$172,107
Cash and cash equivalents	62,417	9,093	14,714
Short-term investments	19,265	518	3,437
Other assets	18,290	20,957	20,122

Total consolidated assets	$259,467	$173,491	$210,380

Segment Reporting

        Geographic Information

2003:	Revenues	Long-Lived Assets (1)
	Restated
United States	$61,764	$65,781
Chile	48,639	15,623
Other Foreign Countries	138	22,293

Total	$110,541	$103,697

	Restated
2002:
United States	$77,284	$53,437
Chile	17,686	20,094
Other Foreign Countries	(92)	20,402

Total	$94,877	$93,933

2001:
United States	$68,348	$78,142
Chile	5,190	22,477
Other Foreign Countries	(1,626)	19,300

Total	$71,912	$119,919

    (1)        Includes property, plant and equipment and mineral properties.

    (a)        The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $382, and $420, respectively, and to segment assets in the amount of $836 and $355, respectively for the twelve months ended December 31, 2003. The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $455, and $(66), respectively, and to segment assets in the amount of $469 and $(66), respectively for the twelve months ended December 31, 2002.

        Revenues are geographically separated based upon the country in which operations and the underlying assets generating revenues reside.

        Restated Quarterly Segment Data

         Restated segment information is set forth as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Nine Months Ended September
30, 2003
(Restated)
Total net sales and revenues	$33,390	$11,336	$33,727	$120	$743	$79,316
Depreciation and depletion	4,094	1,082	7,566	32	181	12,955
Interest income	--	--	3	--	228	231
Interest expense	5	--	355	--	10,366	10,726
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(33,957)	(33,957)
Profit (loss)	4,705	(1,335)	15,525	(2,102)	(10,225)	6,568
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Nine Months Ended September
30, 2002
(Restated)
Total net sales and revenues	$38,515	$18,034	$6,117	$3,126	$(277)	$65,515
Depreciation and depletion	2,915	2,418	2,496	33	268	8,130
Interest income	--	--	2	--	244	246
Interest expense	--	--	19	--	17,412	17,431
Loss on early retirement of debt	--	--	--	--	(2,920)	(2,920)
Profit (loss)	(2,626)	3,641	1,566	(914)	(8,421)	(6,754)
Segment assets (A)	57,603	27,673	32,415	19,285	29,917	166,893
Capital expenditures for property	769	1,484	3,136	16	35	5,440

Notes:
(B)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Nine Months Ended September 30,
	2003	2002
Income (Loss)
Total loss from reportable segments	$6,568	$(6,754)
Depreciation, depletion and amortization expense	(12,955)	(8,130)
Interest expense	(10,726)	(17,431)
Other	(33,957)	(2,920)

Loss before income taxes	$(51,070)	$(35,235)

	September 30,
	2003	2002
Assets
Total assets for reportable segments	$159,888	$166,893
Cash and cash equivalents	86,925	7,217
Short-term investments	7,282	199
Other assets	15,421	18,533

Total consolidated assets	$269,516	$192,842

Geographic Information (In thousands) September 30, 2003	Revenues(a)	Long-Lived Assets

United States	$45,469	$64,437
Chile	33,631	16,260
Other Foreign Countries	216	21,580

Consolidated Total	$79,316	$102,277

September 30, 2002	Revenues	Long-Lived Assets

United States	$56,272	$73,251
Chile	9,395	21,836
Other Foreign Countries	(152)	21,234

Consolidated Total	$65,515	$116,321

(a)        Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(4), and $141, respectively, and to segment assets in the amount of $461 and $377, respectively for the nine months ended September 30, 2003.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(144), and $(0), respectively, and to segment assets in the amount of $31 and $0, respectively for the nine months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended September
30, 2003
(Restated)
Total net sales and revenues	$12,603	$1,992	$8,443	$68	$856	$23,962
Depreciation and depletion	1,389	331	1,464	16	57	3,257
Interest income	--	--	2	--	71	73
Interest expense	5	--	137	--	6,561	6,703
Loss on early retirement of debt	--	--	--	--	(5,769)	(5,769)
Profit (loss)	1,518	(1,238)	2,367	(1,988)	(2,541)	(1,882)
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended September
30, 2002
(Restated)
Total net sales and revenues	$13,523	$4,363	$6,062	$3,511	$(1,464)	$25,995
Depreciation and depletion	778	789	1,062	16	74	2,719
Interest income	--	--	2	--	63	65
Interest expense	--	--	19	--	7,564	7,583
Loss on early retirement of debt	--	--	--	--	--	--
Profit (loss)	(1,206)	(514)	807	575	(2,239)	(2,577)
Segment assets (A)	57,603	27,673	32,415	19,285	29,917	166,893
Capital expenditures for property	769	1,484	3,136	16	35	5,440

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended September 30,
	2003	2002
Income (Loss)
Total loss from reportable segments	$(1,882)	$(2,577)
Depreciation, depletion and amortization expense	(3,257)	(2,719)
Interest expense	(6,703)	(7,583)
Other	(5,769)	--

Loss before income taxes	$(17,611)	$(12,879)

	September 30,
	2003	2002
Assets
Total assets for reportable segments	$159,888	$166,893
Cash and cash equivalents	86,925	7,217
Short-term investments	7,282	199
Other assets	15,421	18,533

Total consolidated assets	$269,516	$192,842

Geographic Information (In thousands) September 30, 2003	Revenues(a)	Long-Lived Assets

United States	$15,090	$64,437
Chile	8,923	16,260
Other Foreign Countries	(51)	21,580

Consolidated Total	$23,962	$102,277

September 30, 2002	Revenues	Long-Lived Assets

United States	$45,469	$64,437
September 30, 2002	Revenues	Assets

United States	$16,420	$73,251
Chile	9,687	21,836
Other Foreign Countries	(112)	21,234

Consolidated Total	$25,995	$116,321

(a)     Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $299, and $(38), respectively, and to segment assets in the amount of $461 and $377, respectively for the three months ended September 30, 2003.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(539), and $0, respectively, and to segment assets in the amount of $31 and $0, respectively for the three months ended September 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Six Months Ended June 30,
2003
(Restated)
Total net sales and revenues	$20,787	$9,344	$25,284	$52	$(113)	$55,354
Depreciation and depletion	2,705	751	6,102	16	124	9,698
Interest income	--	--	1	--	157	158
Interest expense	--	--	218	--	3,805	4,023
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(28,188)	(28,188)
Profit (loss)	3,187	(97)	13,158	(114)	(7,684)	8,450
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Six Months Ended June 30,
2002
(Restated)
Total net sales and revenues	$24,992	$13,671	$55	$(385)	$1,188	$39,521
Depreciation and depletion	2,137	1,629	1,434	17	194	5,411
Interest income	--	--	--	--	181	181
Interest expense	--	--	--	--	9,848	9,848
Loss on early retirement of debt	--	--	--	--	(2,920)	(2,920)
Profit (loss)	(1,420)	4,155	759	(1,489)	(6,182)	(4,177)
Segment assets (A)	63,144	28,045	31,430	427	49,182	172,228
Capital expenditures for property	300	582	4,207	--	12	5,101

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Six Months Ended June 30,
	2003	2002
Income (Loss)
Total loss from reportable segments	$8,450	$(4,177)
Depreciation, depletion and amortization expense	(9,698)	(5,411)
Interest expense	(4,023)	(9,848)
Other	(28,188)	(2,920)

Loss before income taxes	$(33,459)	$(22,356)

Assets
Total assets for reportable segments	$153,089	$172,228
Cash and cash equivalents	19,527	11,955
Short-term investments	301	763
Other assets	23,381	18,129

Total consolidated assets	$196,298	$203,075

Geographic Information (In thousands) June 30, 2003	Revenues(a)	Long-Lived Assets

United States	$30,379	$59,858
Chile	24,708	16,939
Other Foreign Countries	267	19,859

Consolidated Total	$55,354	$96,656

June 30, 2002
United States	$39,853	$75,080
Chile	(292)	21,922
Other Foreign Countries	(40)	21,341

Consolidated Total	$39,521	$118,343

(a)        Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(303), and $180, respectively, and to segment assets in the amount of $272 and $213, respectively for the six months ended June 30, 2003.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $395, and $0, respectively, and to segment assets in the amount of $403 and $0, respectively for the six months ended June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended June 30, 2003
(Restated)
Total net sales and revenues	$11,743	$4,873	$10,092	$72	$(226)	$26,554
Depreciation and depletion	1,601	388	2,617	6	67	4,679
Interest income	--	--	1	--	88	89
Interest expense	--	--	117	--	1,899	2,016
Loss on early retirement of debt	--	--	--	--	(81)	(81)
Profit (loss)	2,936	75	2,862	977	(4,179)	2,671
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended June 30, 2002
(Restated)
Total net sales and revenues	$12,784	$7,480	$31	$(294)	$1,924	$21,925
Depreciation and depletion	1,257	833	1,336	8	99	3,533
Interest income	--	--	--	--	63	63
Interest expense	--	--	--	--	5,447	5,447
Gain on forward sales contracts	--	--	--	--	(62)	(62)
Loss on early retirement of debt	--	--	--	--	(2,668)	(2,668)
Profit (loss)	728	3,052	1,036	(1,006)	(3,159)	651
Segment assets (A)	63,144	28,045	31,430	427	49,182	172,228
Capital expenditures for property	300	582	4,207	--	12	5,101

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended June 30,
	2003	2002
Income (Loss)
Total loss from reportable segments	$2,671	$651
Depreciation, depletion and amortization expense	(4,679)	(3,533)
Interest expense	(2,016)	(5,447)
Other	(81)	(2,730)

Loss before income taxes	$(4,105)	$(11,059)

	June 30,
	2003	2002
Assets
Total assets for reportable segments	$153,089	$172,228
Cash and cash equivalents	19,527	11,955
Short-term investments	301	763
Other assets	23,381	18,129

Total consolidated assets	$196,298	$203,075

Geographic Information (In thousands) June 30, 2003	Revenues(a)	Long-Lived Assets

United States	$16,751	$59,858
Chile	9,723	16,939
Other Foreign Countries	80	19,859

Consolidated Total	$26,554	$96,656

June 30, 2002	Revenues	Long-Lived Assets

United States	$22,190	$75,080
Chile	(225)	21,922
Other Foreign Countries	(40)	21,341

Consolidated Total	$21,925	$118,343

(a)     Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $339, and $1, respectively, and to segment assets in the amount of $272 and $213, respectively for the three months ended June 30, 2003.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(204), and $0, respectively, and to segment assets in the amount of $403 and $0, respectively for the three months ended June 30, 2002.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended March 31, 2003
(Restated)
Total net sales and revenues	$9,044	$4,471	$15,192	$(20)	$113	$28,800
Depreciation and depletion	1,104	363	3,485	10	57	5,019
Interest income	--	--	--	--	69	69
Interest expense	--	--	101	--	1,906	2,007
Income tax (credit) expense	--	--	--	--	(7)	(7)
Gain on early retirement of debt	--	--	--	--	(28,107)	(28,107)
Profit (loss)	251	(172)	10,296	(1,091)	(3,505)	5,779
Segment assets (A)	56,912	10,138	33,213	19,463	29,528	149,254
Capital expenditures for property	1,695	727	747	1	94	3,264
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended March 31, 2002
(Restated)
Total net sales and revenues	$12,208	$6,191	$24	$(91)	$(736)	$17,596
Depreciation and depletion	880	796	98	9	95	1,878
Interest income	--	--	--	--	118	118
Interest expense	--	--	--	--	4,401	4,401
Gain on forward sales contracts	--	--	--	--	62	62
Loss on early retirement of debt	--	--	--	--	(252)	(252)
Profit (loss)	(2,148)	1,103	(277)	(483)	(3,023)	(4,828)
Segment assets (A)	66,551	29,685	24,733	260	51,031	172,260
Capital expenditures for property	201	240	1,053	--	60	1,554

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended March 31,
	2003	2002
Income (Loss)
Total loss from reportable segments	$5,779	$(4,828)
Depreciation, depletion and amortization expense	(5,019)	(1,878)
Interest expense	(2,007)	(4,401)
Other	(28,107)	(190)

Loss before income taxes	$(29,354)	$(11,297)

	March 31,
	2003	2002
Assets
Total assets for reportable segments	$149,254	$172,260
Cash and cash equivalents	19,288	8,707
Short-term investments	20,550	2,024
Other assets	22,794	17,114

Total consolidated assets	$211,886	$200,105

Geographic Information (In thousands) March 31, 2003	Revenues(a)	Long-Lived Assets

United States	$13,628	$57,934
Chile	14,985	18,559
Other Foreign Countries	187	19,931

Consolidated Total	$29,263	$96,424

March 31, 2003	Revenues	Long-Lived Assets

United States	$17,663	$76,747
Chile	(67)	22,245
Other Foreign Countries	--	19,299

Consolidated Total	$17,596	$118,291

(a)        Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(642), and $179, respectively, and to segment assets in the amount of $176 and $213, respectively for the three months ended March 31, 2003.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $599, and $0, respectively, and to segment assets in the amount of $599 and $0, respectively for the three months ended March 31, 2002.

NOTE R — LITIGATION

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

NOTE S — SUBSEQUENT EVENTS (UNAUDITED)

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

NOTE T — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        As discussed in Note A, in the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (or the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (up to 90 days after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The terms of the contracts result in embedded derivatives because of the difference between the initial recorded price and the final settlement price. These embedded derivatives should be adjusted to fair value through revenue each period until the date of final metal pricing. The Company accounted for changes in metal prices when the final settlement price was determined, but erroneously failed to account for the embedded derivative by recording adjustments to reflect such changes at the end of the intervening accounting periods. The Company has corrected the error that the incorrect application of revenue recognition accounting had on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002.

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 as restated for the error:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2003 (Restated):
Net revenues (a)	$28,800	$26,554	$23,962	$31,225
Net loss (a) (b) (c)	$(31,653)	$(4,105)	$(17,610)	$(12,864)
Net loss attributable to common shareholders	$(31,653)	$(4,105)	$(17,610)	$(12,864)
Basic and diluted net loss per share attributable to common
shareholders	$(0.23)	$(0.03)	$(0.10)	$(0.06)
2002 (Restated):
Net revenues(c)(d)	$17,596	$21,925	$25,995	$29,361
Net loss (d)(e)(f)	$(11,297)	$(11,059)	$(12,878)	$(45,585)
Net loss attributable to common shareholders	$(11,297)	$(11,059)	$(12,878)	$(45,585)
Basic and diluted net loss per share attributable to common
shareholders	$(0.22)	$(0.16)	$(0.15)	$(0.44)

(a)	Included in the first quarter of 2003 is $0.5 million loss on embedded derivative for the first quarter of 2003; $0.3 million of gain on embedded derivative in the second quarter of 2003; $0.3 million of gain on embedded derivative in the third quarter of 2003; and $0.7 million of gain on embedded derivative in the fourth quarter of 2003.

(b)	Includes loss on induced conversion of debentures of approximately $28.1 million in the first quarter of 2003, $0.1 million in the second quarter of 2003, $5.8 million in the third quarter of 2003 and $7.6 million in the fourth quarter of 2003.

(c)	Includes loss on cumulative effect adjustment for adoption of FAS 143 “Accounting for Asset Retirement Obligations” of $2.3 million in the first quarter of 2003.

(d)	Included in the first quarter of 2002 is the cumulative effect of $0.4 million of gain on embedded derivative for prior periods $0.2 million of gain on embedded derivative for the first quarter of 2002; $0.2 million of embedded derivative in the second quarter of 2002; $0.5 million of loss on embedded derivative in the third quarter of 2002; $0.5 million of gain on embedded derivative in the fourth quarter of 2002.

(e)	Includes loss on induced conversion of debentures of approximately $0.3 million in the first quarter of 2002, $2.7 million in the second quarter of 2002 and $16.1 million in the fourth quarter of 2002.

(f)	Includes write-down of mining properties of approximately $19 million in the fourth quarter of 2002.

Item 9A.  Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as of the end of the period covered by this amended annual report.

        Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the presence of the matters described below constitute a material weaknesses as defined under standards established by the Public Company Accounting Oversight Board. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company has taken the actions described below.

        As of the date of this Form 10K, the Company believes it has a plan that, when fully implemented, will reduce the likelihood that similar errors could occur in the future. There were no other changes during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures, subsequent to the date of their evaluation, except as described below.

        In the third quarter of 2004, it was determined that the Company's consolidated financial statements for fiscal 2003 and 2002, and the first quarter of fiscal 2004, would need to be restated as a result of an error discovered in the method of recording revenue from the sales of concentrates. The Company has determined that deficiencies in its internal review processes resulted in this error not being detected on a timely basis.

        In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (or the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The terms of the contracts result in embedded derivatives because of the difference between the initial recorded price and the final settlement price. These embedded derivatives should be adjusted to fair value through revenue each period until the date of final metal pricing. The Company accounted for changes in metal prices when the final settlement price was determined, but erroneously failed to account for the embedded derivative by recording adjustments to reflect such changes at the end of the intervening accounting periods. The Company has corrected the error these embedded derivatives had on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, respectively, the years ending December 31, 2003 and 2002, respectively. In addition, the Company has changed its significant accounting policy for revenue recognition, including embedded derivatives, to comply with accounting principles generally accepted in the United States of America. The Company has also taken steps to implement new procedures to strengthen its review process to remediate the material weakness surrounding the preparation of the financial statements.

        Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company's financial reporting and financial statement preparation.

        The Company has disclosed to the auditors and to the audit committee of the board of directors this issue as prescribed by Sarbanes Oxley Sec. 404(a).

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)        The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries, which have been restated with respect to the year ended December 31, 2003, are included in Item 8:

Consolidated Balance Sheets – December 31, 2002 and 2003.
Consolidated Statements of Operations and Comprehensive Loss – Years Ended December 31, 2002 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003.
Notes to Consolidated Financial Statements.

        (c)        Exhibits

Exhibit 23A	Consent of KPMG LLP
31.1A	Certification of the CEO 31.2A Certification of the CFO
32.1A	CEO Section 1350 Certification
32.2A	CFO Section 1350 Certification