Form 10-Q/A
period 2004-03-31
COEUR D ALENE MINES CORP
filed 2004-08-16
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

COEUR D'ALENE MINES CORPORATION
(Exact name of Registrant as specified in its charter)

Idaho	1-8641	82-0109423
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
505 Front Avenue, P.O. Box I Coeur d'Alene, Idaho		83814
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:  (208) 667-3511

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as set forth in the pages attached hereto:

Part I	Item 1.	Condensed Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

	Item 4.	Controls and Procedures

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

COEUR D’ALENE MINES CORPORATION
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2004

This amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the quarterly report on Form 10-Q originally filed by Coeur d’Alene Mines Corporation (the “Company”) on May 10, 2004 for the fiscal quarter ended March 31, 2004 (the “Original Quarterly Report”). The Company is filing this Amendment to restate its financial statements as of and for the three months ended March 31, 2004, to reflect a correction of an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America as described in Note A.

The effects of the above described financial restatements are discussed in Note A to the Company’s consolidated financial statements included herein and have been reflected in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Original Quarterly Report, as amended by this Amendment, has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Quarterly Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has restated in its entirety each item of its Original Quarterly Report affected by this Amendment.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
	Restated
	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$173,314	$62,417
Short-term investments	61,462	19,265
Receivables	11,538	8,103
Prepaid expenses and other current assets	4,123	3,067
Ore on leach pad	15,424	17,388
Metal and other inventory	13,408	12,535

	279,269	122,775
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	82,281	87,546
Less accumulated depreciation	(48,939)	(52,868)

	33,342	34,678
MINING PROPERTIES
Operational mining properties	114,867	114,018
Less accumulated depletion	(92,974)	(90,245)

	21,893	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	25,121	25,121

	67,139	69,019
OTHER ASSETS
Non-current ore on leach pad	20,445	14,705
Restricted investments	8,710	8,710
Debt issuance costs, net	5,992	87
Marketable securities	28	19
Other	9,025	9,474

	44,200	32,995

Total assets	$423,950	$259,467

See notes to consolidated financial statements.

COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
	Restated
	(In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,367	$7,772
Accrued liabilities and other	5,554	5,218
Accrued interest payable	486	120
Accrued salaries and wages	3,951	5,705
Current portion of remediation costs	1,044	1,278
Current portion of bank financing	2,727	2,367

	20,129	22,460
LONG-TERM LIABILITIES
11/4% Convertible Senior Notes due January 2024	180,000	--
71/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,304	20,934
Other long-term liabilities	6,870	9,032

	208,174	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized
250,000,000 shares, issued 214,233,405 and 214,195,186
March 31, 2004 and December 31, 2003 (1,059,211 shares held in treasury)	214,233	214,195
Additional paid-in capital	542,892	542,900
Accumulated deficit	(546,703)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,585)	(1,377)

	195,647	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$423,950	$259,467

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Three Months ended March 31,
	2004	2003
	Restated	Restated
	(In Thousands, except per share data)
REVENUES
Sales of metal	$29,650	$28,538
Interest and other	(647)	262

Total revenues	29,003	28,800
COSTS AND EXPENSES
Production	16,950	17,878
Depreciation and depletion	4,846	5,019
Administrative and general	3,608	3,055
Exploration	1,944	1,087
Pre-development	1,614	377
Interest	938	2,007
Write-down of mining properties and other holding costs	756	624
Loss on exchange and early retirement of debt	--	28,107

Total cost and expenses	30,656	58,154

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	(1,653)	(29,354)
Income tax benefit	--	7

LOSS BEFORE CUMULATIVE EFFECT IN CHANGE IN
ACCOUNTING PRINCIPLE	(1,653)	(29,347)
Cumulative effect of change in accounting principle	--	(2,306)

Net loss	(1,653)	(31,653)
Other comprehensive loss	(208)	(297)

COMPREHENSIVE LOSS	$(1,861)	$(31,950)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock (000's)	213,142	133,503

Net loss per common share before cumulative effect of change	$(0.01)	$(0.22)
in accounting principle
Cumulative effect of change in accounting principle	--	(0.02)

Net loss per common share	$(0.01)	$(0.24)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	Restated	Restated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,653)	$(31,653)
Add (deduct) non-cash items:
Depreciation and depletion	4,846	5,019
Loss on early retirement of convertible
subordinated debentures	--	28,107
(Gain) loss on embedded derivative	(1,127)	953
Interest expense on convertible senior
subordinated notes paid in common stock	--	1,101
Cumulative effect of change in accounting principle	--	2,306
Compensation expense on restricted stock issue	567	29
Other charges	795	214
Changes in Operating Assets and Liabilities:
Receivables	(3,435)	(1,683)
Prepaids and other current assets	436	33
Inventories	(4,650)	(2,694)
Accounts payable and accrued liabilities	(3,854)	(3,078)

CASH USED IN OPERATING ACTIVITIES	(8,075)	(1,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(52,107)	(40,750)
Proceeds from sales of short-term investments	9,590	19,720
Expenditures on mining assets	(1,480)	(3,264)
Other	215	(50)

CASH USED IN INVESTING ACTIVITIES	(43,782)	(24,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of Long Term Debt	(9,561)	--
Debt issuance costs	(6,097)	(248)
Proceeds from issuance of subordinated notes	180,000	33,786
Bank borrowings on working capital facility	6,056	12,155
Payments to bank on working capital facility	(5,696)	(9,777)
Common stock repurchase	(793)	--
Retirement of building loan	(1,200)	--
Other	45	(31)

CASH PROVIDED BY FINANCING ACTIVITIES:	162,754	35,885

INCREASE IN CASH AND CASH EQUIVALENTS	110,897	10,195
Cash and cash equivalents at beginning of period	62,417	9,093

Cash and cash equivalents at end of period	$173,314	$19,288

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – FINANCIAL STATEMENT RESTATEMENT

The Company records revenue from concentrate sales agreements in accordance with the revenue recognition policy in Note C below.

In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receiveable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing these embedded derivatives on the financial statements as of and for the three months ended March 31, 2004.

Accordingly, the Company has restated its financial statements as follows:

	As of March 31, 2004
Balance sheet data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Receivables	$11,046	$492	$11,538
Prepaid expenses and other	$2,044	$2,079	$4,123
Accrued liabilities and other	$5,553	$1	$5,554
Accumulated deficit	$(549,273)	$2,570	$(546,703)

	For the three months ended March 31, 2004
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Sales of metal	$28,271	$1,379	$29,650
Loss from continuing operations before
taxes and cumulative effect of change
in accounting principle	$(3,032)	$1,379	$(1,653)
Loss before cumulative effect of change
in accounting principle	$(3,032)	$1,379	$(1,653)
Net loss	$(3,032)	$1,379	$(1,653)
Comprehensive loss	$(3,240)	$1,379	$(1,861)
Basic and diluted net loss per common
share before effect of change in
accounting principle	$(0.01)	$--	$(0.01)
Basic and diluted net loss per common share	$(0.01)	$--	$(0.01)

	For the three months ended March 31, 2003
Statement of operations and comprehensive loss data	As Previously Reported	Adjustment	As Restated
	(In thousands)
Sales of metal	$29,001	$(463)	$28,538
Loss from continuing operations before
taxes and cumulative effect of change
in accounting principle	$(28,891)	$(463)	$(29,354)
Loss before cumulative effect of change
in accounting principle	$(28,884)	$(463)	$(29,347)
Net loss	$(31,190)	$(463)	$(31,653)
Comprehensive loss	$(31,487)	$(463)	$(31,950)
Basic and diluted net loss per common
share before effect of change in
accounting principle	$(0.21)	$(0.01)	$(0.22)
Basic and diluted net loss per common share	$(0.23)	$(0.01)	$(0.24)

NOTE B — BASIS OF PRESENTATION

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

        Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title and to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

        At March 31, 2004 the Company had outstanding provisionally priced sales of $28.1 million consisting of 3.1 million ounces of silver, 19,613 ounces of gold and 937,396 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $31,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $19,613; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $9,374. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812.

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

        Stock-based Compensation Plans: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

        Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Quarter Ended March 31,
	2004	2003
	Restated	Restated
Net loss attributable to Common shareholders as reported	$(1,653)	$(31,653)
Pro forma net loss	$(1,635)	$(31,663)
Basic and diluted net loss per share as reported	$(0.01)	$(0.24)
Basic and diluted pro forma net loss per share	$(0.01)	$(0.24)

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

Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	March 31, 2003	March 31, 2004
Options	1,816,805	1,888,318
1.25% Debentures
Convertible at $7.60	--	23,684,211
7.25% Debentures
Convertible at $17.45	569,270	--
9% Notes
Convertible at $1.60	23,220,307	--

Total potentially
dilutive shares	25,606,382	25,572,529

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

NOTE E - METAL AND OTHER INVENTORIES

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

NOTE H - LONG-TERM DEBT

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

        As discussed in Note A, the Company has restated its financial statements as of and for the three months ended March 31, 2004. The restatement is to reflect a correction of an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America, and is reflected in the segment reporting information for the Galena Mine and the Cerro Bayo Mine as those mines have been impacted by the restatement. The other operating segments have not been impacted by the restatement. In addition, in the geographic information below, the United States and Chile amounts have been restated due to the geographic locations of the Galena Mine and the Cerro Bayo Mine.

Segment Reporting (In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended
March 31, 2004
(Restated)
Total net sales and
revenues	$12,254	$9,292	$7,754	$(9)	$(288)	$29,003
Depreciation and depletion	2,233	463	2,076	10	64	4,846
Interest income	--	--	--	--	639	639
Interest expense	1	--	38	--	812	851
Gain on forward sales
contracts	--	--	--	--	937	937
Profit (loss)	4,476	3,256	2,772	(1,548)	(3,975)	4,981
Segment assets (A)	69,474	12,795	31,208	21,265	30,677	165,419
Capital expenditures for
property	392	378	602	6	102	1,480

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended
March 31, 2003
Total net sales and
revenues	$9,044	$4,471	$15,192	$(20)	$113	$28,800
Depreciation and depletion	1,104	363	3,485	10	57	5,019
Interest income	--	--	--	--	69	69
Interest expense	--	--	101	--	1,906	2,007
Income tax (credit) expense	--	--	--	--	(7)	(7)
Gain on early retirement
of debt	--	--	--	--	(28,107)	(28,107)

Profit (loss)	251	(172)	10,296	(1,091)	(3,505)	5,779

Segment assets (A)	56,912	10,138	33,213	19,463	29,528	149,254
Capital expenditures for
property	1,695	727	747	1	94	3,264

Notes:

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended March 31,
	2004	2003
	Restated	Restated
Income (Loss)

Total loss from reportable segments	$4,981	$5,779
Depreciation, depletion and amortization expense	(4,846)	(5,019)
Interest expense	(851)	(2,007)
Loss on exchange and early retirement of debt	--	(28,107)
Other	(937)	--

Loss before income taxes	$(1,653)	$(29,354)

	March 31,
	2004	2003
	Restated	Restated
Assets
Total assets for reportable segments	$165,419	$149,254
Cash and cash equivalents	173,314	19,288
Short-term investments	61,462	20,550
Other assets	23,755	22,794

Total consolidated assets	$423,950	$211,886

Geographic Information	Three Months Ended March 31, 2004	March 31, 2004
(In Thousands)	Revenues(a)	Long-Lived Assets
	(Restated)
United States	$21,257	$63,995
Chile	7,789	14,374
Other Foreign Countries	(43)	22,112

Consolidated Total	$29,003	$100,481

	Three Months Ended March 31, 2003	March 31, 2003
	Revenues	Long-Lived Assets
	(Restated)
United States	$13,628	$57,934
Chile	14,985	18,559
Other Foreign Countries	187	19,931

Consolidated Total	$28,800	$96,424

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $1,043, and $336, respectively, and to segment assets in the amount of $1,880 and $691, respectively for the three months ended March 31, 2004.

NOTE J - RECLAMATION AND REMEDIATION

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

NOTE K - DERIVATIVE FINANCIAL INSTRUMENTS AND FORWARD SALES CONTRACTS

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

        The following table summarizes the information at March 31, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates except as to provisionally priced sales of concentrates which are discussed below in the table. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

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

        At March 31, 2004, the Company had outstanding provisionally priced sales of $28.1 million, consisting of 3.1 million ounces of silver, 19,613 ounces of gold and 937,396 pounds of copper, which had a fair value of approximately $30.2 million.

NOTE L - LITIGATION AND OTHER EVENTS

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

        Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title and to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue

        At March 31, 2004 the Company had outstanding provisionally priced sales of $28.1 million consisting of 3.1 million ounces of silver, 19,613 ounces of gold and 937,396 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $31,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $19,613; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $9,374. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812.

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
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 0.46	$ 0.81	$ 1.09	$ 0.24	$ 0.44	$ 0.63
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 0.62	$ 1.50	$ 2.85	$ 0.27	$ 0.59	$ 0.97

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

Pension and Post-Retirement Obligations

	Three Months Ended March 31
Components of Net Period Benefit Cost:	Defined Benefit Plan		Post-Retirement Medical Plan
(In thousands)	2004	2003	2004	2003
Service cost	$87	$67	$4	$5
Interest cost	94	84	29	29
Expected return on plan assets	(53)	(45)	--	--
Amortization of prior service cost	14	14	--	--
Amortization of the net (gain) loss	67	58	--	--

Net periodic benefit cost	$209	$178	$33	$34

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

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
ROCHESTER MINE
Silver ozs	1,310,295	1,089,700
Gold ozs	11,475	10,747
Cash Costs per oz./silver	$5.58	$6.46
Full Costs per oz./silver	$7.21	$7.40
GALENA MINE
Silver ozs	906,980	1,235,771
Cash Costs per oz./silver	$4.93	$4.22
Full Costs per oz./silver	$5.44	$4.51
CERRO BAYO/MARTHA MINE (A)
Silver ozs	1,217,816	1,277,457
Gold ozs	10,536	22,416
Cash Costs per oz./silver	$2.31	$(0.29)
Full Costs per oz./silver	$4.01	$2.01
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,435,091	3,602,928
Gold ozs	22,011	33,163
Cash costs per oz./Silver	$4.25	$3.30
Full Costs per oz./Silver	$5.61	$4.50
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,293,000	4,133,000
Gold ozs. sold	20,000	35,000
Realized price per silver oz (Restated)	$6.94	$4.78
Realized price per gold oz (Restated)	$392	$347

(A)	The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs. See “Cost and Expenses” below.
(B)	Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receiveable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing the embedded derivatives that the incorrect application of revenue recognition accounting had on the financial statements for the three month period ending March 31, 2004. The impact of the restatement in the three months ended March 31, 2004 was an increase in revenues of $1.4 million. In addition, the restatement resulted in a decrease in price realized per oz./gold of $3 and increase in price realized per oz./silver of $0.09 for the three months ended March 31, 2004.

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

“Cash Costs” are costs directly related to the physical activities of producing silver and gold and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals (primarily gold and copper) are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard”applied consistently for all periods presented.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

        Sales of metal in the first quarter of 2004 increased by $1.1 million, or 4%, from the first quarter of 2003 to $29.7 million. The increase in product sales of metal is attributable to increased silver and gold prices offset in part by decreases in production of silver and gold, the timing of concentrate shipments.

        In the first quarter of 2004, the Company produced a total of 3,435,091 ounces of silver and 22,011 ounces of gold, compared to 3,602,928 ounces of silver and 33,163 ounces of gold in the first quarter of 2003. In the first quarter of 2004, the Company sold 3,293,000 ounces of silver and 20,000 ounces of gold compared to 4,133,000 ounces of silver and 35,000 ounces of gold for the same period in 2003. The decrease in gold production is due to the fact that during the first quarter of 2003, the Cerro Bayo mine benefited from mining operations at the Furioso gold deposit which was exhausted in the first half of 2003. The decrease in silver production is primarily the result of a 328,791 ounce, or 7%, decrease in production at Silver Valley due to the implementation of a long-range optimization plan at Silver Valley which focuses on development during the 2004-2006 time frame. Realized silver and gold prices increased to $6.94 and $392 per ounce, respectively, in the first quarter of 2004 compared to $4.78 and $347 in the comparable quarter of 2003.

        Interest and other income in the first quarter of 2004 decreased by $0.9 million compared with the first quarter of 2003. The increase was primarily due to a loss of $0.9 million on the early sale of forward gold contracts recorded in the first quarter of 2004 resulting from the closure of the Company’s forward sales position of 12,400 ounces of gold.

Costs and Expenses

        Production costs in the first quarter of 2004 decreased by $0.9 million, or 5%, from the first quarter of 2003 to $17.0 million. The decrease is the result of a decrease in production costs at the Rochester and Cerro Bayo mines, offset in part by increased production costs at Silver Valley.

The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2004	Rochester	Silver Valley	Cerro Bayo(1)	Total

Production of Silver (ounces)	1,310,295	906,980	1,217,816	3,435,091

Cash Costs per ounce	$5.58	$4.93	$2.31	$4.25

Total Cash Costs (thousands)	$7,317	$4,468	$2,811	$14,596

Add/(Subtract):
Third Party Smelting Costs	(232)	(1,279)	(1,205)	(2,716)
By-Product Credit	4,688	793	4,308	9,789
Deferred Stripping Adjustment	(101)	--	--	(101)
Change in Inventory	(3,895)	1,260	(1,983)	(4,618)

Production Costs	$7,777	$5,242	$3,931	$16,950

Three months ended March 31, 2003	Rochester	Silver Valley	Cerro Bayo	Total

Production of Silver (ounces)	1,089,700	1,235,771	1,277,457	3,602,928

Cash Costs per ounce	$6.46	$4.22	$(0.29)	$3.30

Total Cash Costs (thousands)	$7,039	$5,215	$(370)	$11,884

Add/(Subtract):
Third Party Smelting Costs	(173)	(1,596)	(1,995)	(3,764)
By-Product Credit	3,777	739	7,921	12,437
Deferred Stripping Adjustment	(80)	--	--	(80)
Change in Inventory	(1,807)	126	(918)	(2,599)

Production Costs	$8,756	$4,484	$4,638	$17,878

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

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $1.7 million, or $0.01 per share, in the first quarter of 2004 compared to a net loss of $31.7 million, or $0.24 per share, in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2004, increased by $158.8 million to approximately $259.1 million compared to $100.3 million at December 31, 2003. The increase was primarily attributed to the increase in cash and cash equivalents and short-term investments proceeds occurring as a result of the issuance of $180 million of 1 ¼% Convertible Senior Notes due January 15, 2024. See “Management’s Discussion and Analysis – Issuance of 1 ¼% Convertible Senior Notes” below. The ratio of current assets to current liabilities was 13.9 to 1.0 at March 31, 2004 compared to 5.5 to 1.0 at December 31, 2003.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $259.1 million at March 31, 2004. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $5.1 million for the year ended December 31, 2003, $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes, our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

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

Item 4.  Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures as of the end of the period covered by this amended quarterly report.

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

        As of the date of this Form 10Q, the Company believes it has a plan that, when fully implemented, will reduce the likelihood that similar errors could occur in the future. There were no other changes during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures, subsequent to the date of their evaluation, except as described below.

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

        In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receiveable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing these embedded derivatives on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, respectively, the years ending December 31, 2003 and 2002, respectively and the three month period ending March 31, 2004. In addition, the Company has changed its significant accounting policy for revenue recognition, including embedded derivatives, to comply with accounting principles generally accepted in the United States of America. The Company has also taken steps to implement new procedures to strengthen its review process to remediate the material weakness surrounding the preparation of the financial statements.

        Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company’s financial reporting and financial statement preparation.

        The Company has disclosed to the auditors and to the audit committee of the board of directors this issue as prescribed by Sarbanes Oxley Sec. 404(a).