Form 10-Q
period 2004-06-30
COEUR D ALENE MINES CORP
filed 2004-08-16
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission file number   1-8641

COEUR D'ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box I, 505 Front Ave. Coeur d'Alene, Idaho 83816	83816
(Address of principal executive offices)	(Zip Code)

(208) 667-3511
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
     Yes     X         No

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer's classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 213,260,559 shares were issued and outstanding as of August 13, 2004.

COEUR D’ALENE MINES CORPORATION

INDEX

			Page
PART I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	3

		Consolidated Statements of Operations and Comprehensive Loss – Three and Six Months Ended June 30, 2004 and 2003	5

		Consolidated Statements of Cash Flows – Three and Six Months ended June 30, 2004 and 2003	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	40

PART II	Other Information

	Item 2.	Changes in Securities, Use of Proceeds and Issuers Purchases of
		Equity Securities	42

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K	42

	Signatures		44

	Certifications of CEO and CFO		45

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,859	$62,417
Short-term investments	62,000	19,265
Receivables	10,169	8,103
Ore on leach pad	17,104	17,388
Metal and other inventory	15,419	12,535
Prepaid expenses and other	2,102	3,067

	271,653	122,775
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	83,171	87,546
Less accumulated depreciation	(50,604)	(52,868)

	32,567	34,678
MINING PROPERTIES
Operational mining properties	115,580	114,018
Less accumulated depletion	(95,555)	(90,245)

	20,025	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	25,121	25,121

	65,271	69,019
OTHER ASSETS
Non-current ore on leach pad	22,673	14,705
Restricted investments	10,860	8,710
Debt issuance costs, net	5,916	87
Marketable securities	24	19
Other	10,144	9,474

	49,617	32,995

Total assets	$419,108	$259,467

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
	(In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,922	$7,772
Accrued liabilities	6,550	5,218
Accrued interest payable	1,048	120
Accrued salaries and wages	4,538	5,705
Current portion of remediation costs	715	1,278
Current portion of bank financing	--	2,367

	20,773	22,460
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	--
7 1/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,680	20,934
Other long-term liabilities	6,937	9,032

	208,617	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued
214,319,770 and 214,195,186 at June 30, 2004 and December 31, 2003
(1,059,211 shares held in treasury at both dates, respectively)	214,320	214,195
Additional paid-in capital	542,942	542,900
Accumulated deficit	(552,117)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,237)	(1,377)

	189,718	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$419,108	$259,467

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(In Thousands, except per share data)
REVENUES
Sales of metal	$26,381	$26,071	$56,031	$54,609
Interest and other	733	483	86	745

Total revenues	27,114	26,554	56,117	55,354
COSTS AND EXPENSES
Production	16,366	19,013	33,316	36,891
Depreciation and depletion	4,773	4,679	9,619	9,698
Administrative and general	3,066	2,409	6,674	5,465
Exploration	3,041	1,127	4,985	2,214
Pre-development	4,037	390	5,651	766
Interest	657	2,015	1,595	4,023
Other holding costs	588	945	1,344	1,568
Loss on exchange and early retirement of debt	--	81	--	28,188

Total cost and expenses	32,528	30,659	63,184	88,813

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND
BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,414)	(4,105)	(7,067)	(33,459)
Income tax benefit	--	--	--	7

NET LOSS BEFORE CUMULATIVE EFFECT IN
CHANGE IN ACCOUNTING PRINCIPLE	(5,414)	(4,105)	(7,067)	(33,452)
Cumulative effect of change in accounting principle	--	--	--	(2,306)

Net loss	(5,414)	(4,105)	(7,067)	(36,155)
Other comprehensive loss	(652)	(100)	(860)	(397)

COMPREHENSIVE LOSS	$(6,066)	$(4,205)	$(7,927)	$(36,155)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common
stock outstanding	213,249	143,888	213,195	138,724

Net loss per common share before cumulative
effect of change in accounting principle	$(0.03)	$(0.03)	$(0.03)	$(0.24)
Cumulative effect of change in accounting principle	--	--	--	(0.02)

Net loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.26)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,414)	$(4,105)	$(7,067)	$(35,758)
Add (deduct) non-cash items:
Depreciation and depletion	4,773	4,679	9,619	9,698
Loss on early retirement of debt	--	81	--	28,188
(Gain) loss on embedded derivative	2,884	(285)	1,756	669
Non-cash interest expense	--	2	--	1,103
Cumulative effect of change in accounting principle	--	--	--	2,306
Compensation expense on restricted stock	106	--	673	--
Other charges	401	491	1,196	732
Changes in Operating Assets and Liabilities:
Receivables	1,369	(1,680)	(2,065)	(3,364)
Prepaid expenses and other	383	661	819	695
Inventories	(4,898)	(2,543)	(9,548)	(5,237)
Accounts payable and accrued liabilities	1,359	(292)	(2,495)	(3,369)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	963	(2,991)	(7,112)	(4,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,735)	(32,203)	(58,842)	(72,953)
Proceeds from sales of short-term investments	3,120	51,790	12,710	71,510
Expenditures on mining assets	(1,646)	(4,447)	(3,126)	(7,711)
Other	22	(37)	237	(87)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,239)	15,103	(49,021)	(9,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	--	(22,392)	(9,561)	(22,392)
Retirement of building loan	--	--	(1,200)	--
Proceeds from issuance of subordinated notes	--	--	180,000
Debt issuance costs	--	(270)	(6,097)	33,268
Proceeds from issuance of common stock	--	11,500	--	11,500
Bank Borrowings on working capital facility	--	4,447	6,056	16,603
Payments to Bank on working capital facility	(2,727)	(5,126)	(8,423)	(14,904)
Common stock repurchase	--	--	(793)	--
Other	(1,452)	(32)	(1,407)	(63)

CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES:	(4,179)	(11,873)	158,575	24,012

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,455)	239	102,442	10,434
Cash and cash equivalents at beginning of period	173,314	19,288	62,417	9,093

Cash and cash equivalents at end of period	$164,859	$19,527	$164,859	$19,527

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d'Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative, does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other, or a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

At June 30, 2004 the Company had outstanding provisionally priced sales of $30.5 million consisting of 3.3 million ounces of silver, 20,320 ounces of gold and 994,285 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,00; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $7,000.

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

        The Company reported ore on leach pads of $39.8 million as of June 30, 2004. Of this amount, $17.1 million is reported as a current asset and $22.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

        Operational Mining Properties and Mine Development: Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically and legally extracted as a result of establishing proven and probable reserves, the costs incurred to develop such property including costs to further delineate the ore body and remove over burden to initially expose the ore body, are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the ore body based on proven and probable reserves. Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

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

        Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions, insurance companies and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2004 and December 31, 2003, the Company had certificates of deposit under these agreements of $10.9 million and $8.7 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At June 30, 2004 and December 31, 2003, the carrying amount of the deferred stripping costs were $1.0 million and $1.2 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels, complete amortization should occur in less than four years. The amounts that were amortized for the three and six months ended June 30, 2004 were $0.1 million and $0.2 million, respectively, and the amounts that were amortized for the three and six months ended June 30, 2003 were $0.1 million and $0.2 million, respectively.

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

        The sum of all these costs was discounted, using the credit adjusted risk-free interest rate (at the time of the estimate the assumption of 7.5% was used), from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note J – Derivative Financial Instruments and Fair Value of Financial Instruments.

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

        Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders
as reported	$(5,414)	$(4,105)	$(7,067)	$(35,758)
Pro forma net loss	$(5,866)	$(4,107)	$(7,441)	$(35,766)
Basic and diluted net loss per share as reported	$(0.03)	$(0.03)	$(0.03)	$(0.26)
Basic and diluted pro forma net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.26)

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

        Comprehensive Income/(Loss): In addition to net income/(loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive loss include the following:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Unrealized gain (loss) on marketable
securities	$(489)	$(234)	$(415)	$(452)
Change in fair value of derivative
hedging, net of settlement	(163)	134	(445)	55

Other comprehensive loss	$(652)	$(100)	$(860)	$(397)

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

Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	June 30, 2003	June 30, 2004
Options	1,722,106	1,801,953
1.25% Debentures
Convertible at $7.60	--	23,684,211
7.25% Debentures
Convertible at $17.45	569,270	--
9% Notes
Convertible at $1.60	23,220,307	--
Total potentially
dilutive shares	25,511,983	25,486,164

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

NOTE C - ORE ON LEACH PAD

        Ore on leach pad consists of the following:

	June 30, 2004	December 31, 2003

Ore on leach pad - Current	$17,104	$17,388
Ore on leach pad - Non-current	22,673	14,705

Total ore on leach pads	$39,777	$32,093

NOTE D - METAL AND OTHER INVENTORY

        Inventories consist of the following:

	June 30, 2004	December 31, 2003

Concentrate and dore inventory	$10,574	$7,980
Supplies	4,845	4,555

Metal and other inventory	$15,419	$12,535

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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE G - LONG-TERM DEBT

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

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Segment Reporting
(In Thousands)

Three Months Ended June 30, 2004	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total

Total net sales and revenues	$26,618	$12,540	$16,499	$8	$452	$56,117

Depreciation and depletion	$4,731	$954	$3,778	$25	$131	$9,619
Interest income	--	--	--	--	$1,382	$1,382
Interest expense	$1	--	$73	--	$1,521	$1,595
Loss on forward sales contracts	--	--	--	--	$936	$936
Profit (loss)	$11,389	$1,989	$3,827	$(3,040)	$(9,081)	$5,084
Segment assets (A)	$71,695	$10,339	$31,480	$20,940	$30,850	$165,304
Capital expenditures for property	$578	$825	$1,248	$320	$155	$3,126

Six Months Ended June 30, 2003	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total

Total net sales and revenues	$20,787	$9,344	$25,284	$52	$(113)	$55,354
Depreciation and depletion	$2,705	$751	$6,102	$16	$124	$9,698
Interest income	--	--	1	--	$157	$158
Interest expense	--	--	$218	--	$3,805	$4,023
Income tax (credit) expense	--	--	--	--	$(7)	$(7)
Gain on early retirement of debt	--	--	--	--	$(28,188)	$(28,188)
Profit (loss)	$3,187	$(97)	$13,158	$(114)	$(7,684)	$8,450
Segment assets (A)	$59,814	$10,927	$33,451	$515	$48,382	$153,089
Capital expenditures for property	$4,294	$1,634	$1,587	$55	$141	$7,711

Notes:
(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)

	Six Months Ended June 30,
	2004	2003

Income (Loss)
Total loss from reportable segments	$5,084	$8,450
Depreciation, depletion and amortization expense	(9,619)	(9,698)
Interest expense	(1,595)	(4,023)
Other	(937)	(28,188)

Loss before income taxes and cumulative
effect of change in accounting principle	$(7,067)	$(33,459)

	June 30,
	2004	2003

Assets
Total assets for reportable segments	$165,304	$153,089
Cash and cash equivalents	164,859	19,527
Short-term investments	62,000	301
Other assets	26,945	23,381

Total consolidated assets	$419,108	$196,298

	Six Months Ended
Geographic Information	June 30, 2004	June 30, 2004
(In thousands)	Revenues (a)	Long-Lived Assets

United States	$40,217	$62,069
Chile	15,900	15,469
Other Foreign Countries	--	20,300

Consolidated Total	$56,117	$97,838

	Six Months Ended
	June 30, 2003	June 30, 2003
	Revenues	Long-Lived Assets

United States	$30,379	$59,858
Chile	24,708	16,939
Other Foreign Countries	267	19,859

Consolidated Total	$55,354	$96,656

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment date for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(303), and $180, respectively, and to segment assets in the amount of $272 and $213, respectively for the six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Three Months Ended June 30, 2004	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Total net sales and revenues	$14,364	$3,248	$8,745	$17	$740	$27,114
Depreciation and depletion	2,498	491	1,702	15	67	4,773
Interest income	--	--	--	--	743	743
Interest expense	--	--	35	--	709	744
Income tax (credit) expense	--	--	--	--	--	--
Loss on early retirement of debt	--	--	--	--	--	--
Profit (loss)	6,913	(1,267)	1,055	(1,492)	(5,106)	103
Segment assets (A)	71,695	10,339	31,480	20,940	30,850	165,304
Capital expenditures for property	578	825	1,248	320	155	3,126

Three Months Ended June 30, 2003	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Total net sales and revenues	$11,743	$4,873	$10,092	$72	$(226)	$26,554
Depreciation and depletion	1,601	388	2,617	6	67	4,679
Interest income	--	--	1	--	88	89
Interest expense	--	--	117	--	1,899	2,016
Loss on early retirement of debt	--	--	--	--	(81)	(81)
Profit (loss)	2,936	75	2,862	977	(4,179)	2,671
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711
Notes: (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.(In Thousands)

	Three Months Ended June 30,
	2004	2003

Income (Loss)
Total loss from reportable segments	$103	$2,671
Depreciation, depletion and amortization expense	(4,773)	(4,679)
Interest expense	(744)	(2,016)
Other	-	(81)

Loss before income taxes	$(5,414)	$(4,105)

	June 30,
	2004	2003

Assets
Total assets for reportable segments	$165,304	$153,089
Cash and cash equivalents	164,859	19,527
Short-term investments	62,000	301
Other assets	26,945	23,381

Total consolidated assets	$419,108	$196,298

Geographic Information
(In thousands)
June 30, 2004	Revenues(a)	Long-Lived Assets

United States	$18,960	$62,069
Chile	8,111	15,469
Other Foreign Countries	43	20,300

Consolidated Total	$27,114	$97,838

June 30, 2003	Revenues	Long-Lived Assets
United States	$16,751	$59,858
Chile	9,723	16,939
Other Foreign Countries	80	19,859

Consolidated Total	$26,554	$96,656

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE I - RECLAMATION AND REMEDIATION

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to June 30, of 2004:

(in thousands)
Asset Retirement Obligation - January 1, 2004	$20,657
Accretion	774
Additions	--
Settlements	(27)

Asset Retirement Obligation - June 30, 2004	$21,404

NOTE J - FINANCIAL DERIVATIVES AND FORWARD SALES CONTRACTS

        For the first six months of 2004, the Company recorded a realized loss of approximately $51,000 in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million in the first quarter of 2004.

        The following table summarizes the information at June 30, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates except as to provisionally priced sales of concentrates which are discussed below in the table. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 6/30/04
Liabilities
Long Term Debt (A)
Fixed Rate	--	--	--	--	--	$180,000	$180,000
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$3,830	--	--	--	--	$3,830	$(315)
Exchange Rate	612	--	--	--	--	--
(CLP to USD)

        At June 30, 2004, the Company had outstanding provisionally priced sales of $30.5 million, consisting of 3.3 million ounces of silver, 20,320 ounces of gold and 994,285 pounds of copper, which had a fair value of approx $29.7 million.

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

NOTE K- LITIGATION AND OTHER EVENTS

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

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and the railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company filed a motion for summary judgment, which was heard on July 14, 2004. The court has the matter under advisement. While the Company believes the suit is without merit, at this stage of the proceedings, the Company cannot predict the outcome of this suit.

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

NOTE L - SUBSEQUENT EVENT

        On July 13, 2004 the Company announced that it has commenced mailing its tender offer documents to the shareholders of Wheaton River Minerals Ltd. (TSX:WRM, AMEX:WHT). In connection with its offer, Coeur filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission on July 13, 2004. Under Coeur’s offer, the terms of which are available in the Form S-4 Registration Statement, Wheaton River shareholders may elect to receive for each share of Wheaton River common stock tendered:

•	Up to Cdn$5.47 in cash, subject to proration if Wheaton River shareholders request in the aggregate more than Cdn$570 million; or

•	0.796 shares of the Coeur common stock; or

•	0.796 exchangeable shares of a Canadian subsidiary of Coeur, which are exchangeable, upon the terms described in the offer documents, for common stock of Coeur on a one-for-one basis.

        The offer is subject to customary conditions, including: (i) the tendering of at least 66 2/3% of the issued and outstanding Wheaton River common shares; (ii) the approval by Coeur shareholders of certain terms of the transaction, including an amendment to Coeur’s certificate of incorporation to increase Coeur’s authorized capital and the issuance of shares of Coeur common stock in the transactions; (iii) receipt of all necessary regulatory approvals; and (iv) the absence of any material adverse change relating to Wheaton River. Coeur intends to solicit the requisite approval from its shareholders as soon as practicable.

        Coeur intends to pay the cash consideration in the offer to purchase and any subsequent acquisition transaction through a combination of available cash and the proceeds of a financing transaction with a major international investment bank. The financing transaction, which is conditioned on at least 66 2/3% of the outstanding Wheaton common shares being taken up under the offer to purchase, as well as other customary conditions, would entail the issuance of up to $225.0 million of 2% convertible debt securities due 2024 with an option to purchase an additional $50.0 million. The conversion price will be determined after Wheaton common shares are taken up under the offer to purchase and will be equal to the then trading price of Coeur common stock, subject to a per share minimum, following effectiveness of a planned holding company reorganization subject to Coeur shareholder approval effective immediately prior to consummation of the offer to purchase. The terms of the 2% debt securities will be similar to those of Coeur’s existing 1.25% senior convertible notes and will include a provision stating that the notes will be convertible during a particular quarter if Coeur’s common stock price for at least 20 trading days in the last 30 consecutive trading days in the preceding quarter is more than 120% of then effective conversion price. Coeur has executed a commitment letter and paid a customary fee in connection with this financing.

        Consummation of Coeur’s proposed acquisition of Wheaton River Minerals, which would become a wholly-owned subsidiary of Coeur, would have a very material impact on the combined companies’ operations and consolidated financial statements. Coeur’s above-referenced Form S-4 Registration Statement, which is accessible on the SEC’s Edgar website at www.sec.gov, contains extensive additional information regarding Coeur’s offer to purchase the outstanding shares of Wheaton River Minerals, including Coeur’s reasons for the proposed acquisition and source and amount of funds expected to finance such acquisition, as well as information regarding the operations and published financial statements of Wheaton River Minerals and the terms and consequences of the proposed acquisition.

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

        The average prices of silver (Handy & Harman) and gold (London Final) for the first six months of 2004 were $6.49 and $401 per ounce, respectively. The market prices of silver and gold on August 13, 2004 were $6.64 per ounce and $396.75 per ounce, respectively.

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

Operating Highlights

South America

        Cerro Bayo (Chile). At Coeur’s Cerro Bayo property in Southern Chile, the mine produced 1.1 million ounces of silver and 11,900 ounces of gold during the second quarter of 2004 compared to 1.3 million ounces of silver and 14,500 ounces of gold in the second quarter of 2003. Total cash costs for the latest three-month period were $3.74 per ounce compared to $1.33 per ounce in 2003. Lower gold production and higher cash costs were due to anticipated lower grade material mined in the current quarter and the absence of Furioso high-grade gold reserves that were mined out in 2003.

North America

        Rochester Mine (Nevada). Coeur’s Rochester mine produced 1.3 million ounces of silver and 16,000 ounces of gold, during the second quarter of 2004 compared to 1.4 million ounces of silver and 15,100 ounces of gold in the second quarter of the prior year. Total cash costs for the latest three-month period were $4.54 per ounce as compared to $4.33 in the second quarter of 2003. Significant winter weather delayed access to high-grade gold reserves located under the old crusher, which resulted in lower grade gold ores being placed on the pad in January. However, by the end of the first quarter, higher grade ores were being placed on the leach pad and the Company expects gold production to increase approximately 50 percent over last quarter’s levels, and silver production is expected to be 5.5 million ounces for 2004 and cash costs are expected to be $2.75 per silver ounce during 2004.

        Coeur Silver Valley — Galena Mine (Idaho). In the latest quarter, silver production from Coeur Silver Valley was 1.0 million ounces, down 10% from the 1.1 million ounces produced in the second quarter of 2003. Total cash costs for the current quarter rose to $4.95 per ounce compared to $4.73 per ounce in the second quarter of the prior year. Lower production and higher costs per ounce are due to the implementation of an optimization plan in the third quarter of 2003 designed to add significant reserves, increase production and reduce operating costs over the next three years. The optimization plan is expected to increase silver production to seven million ounces per year at a cash cost of approximately $4.00 per ounce by 2007. We remain on track to produce an estimated 3.7 million ounces of silver at cash costs of under $4.65 per ounce in 2004.

Exploration and Development Projects

San Bartolome (Bolivia)

        The final updated feasibility study at the San Bartolome silver project near Potosi, Bolivia is scheduled for completion during 2004 with production expected to commence during 2006.

        Based on the Company’s assessment of the ongoing feasibility study, the initial expected mine life is fifteen years, with proven and probable reserves of 123 million ounces of silver. It is estimated that annual mine production will be between six million and eight million ounces of silver annually. It is estimated that 95 million ounces of silver will be produced over the life of the project from established ore reserves and mineralized material.

        Initial capital costs are estimated at $105 million and per ounce operating costs are estimated at approximately $3.55 per ounce of silver. The updated feasibility study is addressing various optimization opportunities.

        In June the Vice Ministries of Mining, Environment and Sustainable Development in Bolivia issued the final environmental permits for San Bartolome. Pending the review of the final updated feasibility study, construction of the project could commence during 2004 with production commencing in 2006.

Kensington (Alaska)

        At the Kensington gold project, located 45 miles north of Juneau in southeast Alaska, the final feasibility results indicate a project with an initial capital cost of $91.5 million to be spent during 2004-2005 with annual production of approximately 100,000 ounces of gold when the proposed mine reaches full production. In addition to confirming previously stated reserves, 3.1 million tons of mineralized material averaging .274 ounces of gold per ton exist on the property. The cash cost of production is expected to be approximately $220 per ounce. The initial mine life is approximately ten years with the opportunity to extend the life to fifteen years as mineralized material is converted to reserves.

        During the first quarter of 2004, the draft supplemental environmental impact statement was released for public comment. In the second quarter the remaining draft permits were released for public comment by the EPA, the US Army Corps of Engineers and the State of Alaska. All major permits required for construction are now in the final phases of review and comment. With receipt of final permits construction of the project could commence during 2004 with production beginning in 2006.

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

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be seperated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other, or a derivative liability, on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue

        At June 30, 2004 the Company had outstanding provisionally priced sales of $30.5 million, consisting of 3.3 million ounces of silver, 20,320 ounces of gold and 994,285 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $7,000.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $39.8 million as of June 30, 2004. Of this amount, $17.1 million is reported as a current asset and $22.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

Pension and Post-Retirement Obligations

	Six Months Ended June 30
Components of Net Period Benefit Cost:	Defined Benefit Plan		Post-Retirement Medical Plan
(In thousands)	2004	2003	2004	2003
Service cost	$346	$269	$17	$18
Interest cost	376	335	116	117
Expected return on plan assets	(213)	(180)	--	--
Amortization of prior service cost	56	56	--	--
Amortization of the net (gain) loss	269	232	--	--

Net periodic benefit cost	$834	$712	$133	$135

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.0 million to its pension plans in 2004 and it is now estimated that $0.6 million will be expected to be contributed in 2004. As of June 30, 2004, $0.4 million of contributions have been made.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
ROCHESTER MINE
Silver ozs	1,317,006	1,353,346	2,627,301	2,443,046
Gold ozs	16,005	15,144	27,480	25,891
Cash costs per oz./silver	$4.54	$4.33	$5.06	$5.28
Full costs per oz./silver	$6.36	$5.45	$6.79	$6.32
GALENA MINE
Silver ozs	954,964	1,060,696	1,861,944	2,296,467
Cash costs per oz./silver	$4.95	$4.73	$4.94	$4.46
Full costs per oz./silver	$5.47	$5.10	$5.45	$4.78
CERRO BAYO/MARTHA MINE
Silver ozs	1,053,276	1,347,745	2,271,092	2,625,202
Gold ozs	11,944	14,538	22,480	36,954
Cash costs per oz./silver	$3.74	$1.33	$2.85	$0.54
Full costs per oz./silver	$5.35	$2.98	$4.51	$2.51
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,325,246	3,761,787	6,760,337	7,364,715
Gold ozs	27,949	29,682	49,960	62,845
Cash costs per oz./silver	$4.41	$3.37	$4.29	$3.33
Full costs per oz./silver	$5.79	$4.47	$5.65	$4.48
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,279,000	3,624,000	6,587,000	7,774,000
Gold ozs. sold	27,000	33,000	47,000	68,000
Realized price per silver oz	$6.35	$4.56	$6.72	$4.66
Realized price per gold oz	$398	$335	$395	$341

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below.

RESULTS OF OPERATIONS

        Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

        Sales of metal in the second quarter of 2004 increased by $0.3 million, or 1%, over the second quarter of 2003 to $26.4 million. The increase in product sales of metal is attributable to increased realized prices of silver and gold, offset in part by lower production and a reduction in revenues of $3.2 million related to the previously recorded value of shipments pending settlement at the end of the quarter based upon current metal prices.

        In the second quarter of 2004, the Company produced approximately 3.3 million ounces of silver and approximately 28,000 ounces of gold, compared to 3.8 million ounces of silver and 30,000 ounces of gold in the second quarter of 2003. In the second quarter of 2004, the Company sold 3.3 million ounces of silver and 27,000 ounces of gold compared to 3.6 million ounces of silver and 33,000 ounces of gold for the same period in 2003. Realized silver and gold prices were $6.35 and $398 per ounce, respectively, in the second quarter of 2004 compared to $4.56 and $335 in the comparable quarter of 2003.

        Interest and other income in the second quarter of 2004 increased by $0.3 million compared with the second quarter of 2003. The increase was primarily due to increased interest income from short-term investments.

Costs and Expenses

        Production costs in the second quarter of 2004 decreased by $2.6 million, or 14%, from the second quarter of 2003 to $16.4 million. The decrease is the result of lower production at each of the mines in the second quarter.

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended June 30, 2004	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	1,317,006	954,964	1,053,276	3,325,246
Cash Costs per ounce	$4.54	$4.95	$3.74	$4.41

Total Cash Costs (thousands)	$5,981	$4,730	$3,941	$14,652
Add/(Subtract):
Third Party Smelting Costs	(190)	(1,401)	(2,019)	(3,610)
By-Product Credit	6,274	920	4,699	11,893
Deferred Stripping Adjustment	(101)	--	--	(101)
Change in Inventory	(3,903)	(361)	(2,204)	(6,468)

Production Costs	$8,061	$3,888	$4,417	$16,366

Three months ended June 30, 2003	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	1,353,346	1,060,696	1,347,745	3,761,787
Cash Costs per ounce	$4.33	$4.73	$1.33	$3.37

Total Cash Costs (thousands)	$5,861	$5,021	$1,786	$12,668
Add/(Subtract):
Third Party Smelting Costs	(193)	(1,287)	(1,027)	(2,507)
By-Product Credit	5,281	585	5,019	10,885
Deferred Stripping Adjustment	(80)	--	--	(80)
Change in Inventory	(2,025)	330	(258)	(1,953)

Production Costs	$8,844	$4,649	$5,520	$19,013

Other Expenses

        Depreciation and amortization increased in the second quarter of 2004 by $0.1 million, from the prior year’s second quarter, primarily due to increased amortization of capitalized costs at the Silver Valley and Martha mines.

        Administrative and general expenses increased in the second quarter of 2004 compared to the same period in 2003 by $0.7 million due to additional work related to financing activities and increased workforce in 2004 over 2003.

        Exploration expenses increased by $1.9 million in the second quarter of 2004 compared to the same period in 2003 as a result of expanded exploration efforts at the Cerro Bayo and Martha mines and increased business development activities.

        Pre-development expenses increased by $3.6 million in the second quarter of 2004 as compared to the same quarter of 2003 due to efforts to complete the feasibility studies for San Bartolome and Kensington.

        Interest expense decreased in the second quarter of 2004 compared with the second quarter of 2003 to $0.7 million from $2.0 million as a result of a substantial reduction in the interest rates on the Company’s outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $5.4 million, or $0.03 per share, in the second quarter of 2004 compared to a net loss of $4.1 million, or $0.03 per share, in the second quarter of 2003.

        Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

        Sales of metal in the six months ended June 30, 2004 increased by $1.4 million, or 3%, over the same period of 2003 to $56.0 million. The increase in product sales of metal is attributable to increased prices realized from gold and silver offset in part by a decrease in production sold and a reduction in revenues of $1.8 million related to a reduction in the recorded value of shipments pending settlement at the end of the period based upon current metal prices.

        In the six months ended June 30, 2004, the Company produced a total of 6.8 million ounces of silver and 50,000 ounces of gold, compared to 7.4 million ounces of silver and 62,800 ounces of gold in the six months ended June 30, 2003. In the six months ended June 30, 2004, the Company sold 6.6 million ounces of silver and 47,000 ounces of gold compared to 7.8 million ounces of silver and 68,000 ounces of gold for the same period in 2003. Realized silver and gold prices were $6.72 and $395 per ounce, respectively, in the six months ended June 30, 2004 compared to $4.66 and $341 in the comparable period of 2003.

        Interest and other income in the six months ended June 30, 2004 decreased by $0.7 million compared with the same period of 2003. The decrease was primarily due to, the closing of the Company’s gold forward sales position in the first quarter of 2004 which resulted in a charge to earnings of $0.9 million, offset in part by increased interest income from short-term investments.

Costs and Expenses

        Production costs in the six months ended June 30, 2004 decreased by $3.6 million, or 10%, from the six months ended June 30, 2003 to $33.3 million. The decrease is the result of lower tonnage processed in the six months ended June 30, 2004 compared to the same period in 2003.

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Six months ended June 30, 2004	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	2,627,301	1,861,944	2,271,092	6,760,337
Cash Costs per ounce	$5.06	$4.94	$2.85	$4.29

Total Cash Costs (thousands)	$13,298	$9,199	$6,471	$28,968
Add/(Subtract):
Third Party Smelting Costs	(421)	(2,680)	(2,944)	(6,045)
By-Product Credit	10,962	1,713	9,006	21,681
Deferred Stripping Adjustment	(65)	--	--	(65)
Change in Inventory	(7,935)	898	(4,186)	(11,223)

Production Costs	$15,839	$9,130	$8,347	$33,316

Six months ended June 30, 2003	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	2,443,046	2,296,467	2,625,202	7,364,715
Cash Costs per ounce	$5.28	$4.46	$0.54	$3.33

Total Cash Costs (thousands)	$12,900	$10,237	$1,412	$24,549
Add/(Subtract):
Third Party Smelting Costs	(366)	(2,882)	(3,021)	(6,269)
By-Product Credit	9,058	1,324	12,943	23,325
Deferred Stripping Adjustment	(161)	--	--	(161)
Change in Inventory	(3,832)	454	(1,175)	(4,553)

Production Costs	$17,599	$9,133	$10,159	$36,891

Other Expenses

        Depreciation and amortization was $9.6 million in the six months ended June 30, 2004 compared with $9.7 million in the first six months of 2003.

        Administrative and general expenses increased in the six months ended June 30, 2004 compared to the same period in 2003 by $1.2 million due to an increase in financing activities.

        Exploration expenses increased by $2.8 million in the six months ended June 30, 2004 compared to the same period in 2003 as a result of the Company’s efforts to expand ore reserves at or near the existing mines and an increase in business development activities.

        Pre-development expenses increased by $4.9 million in the first six months of 2004 compared to the same period of 2003 due to the Company’s efforts to complete updated feasibility studies for San Bartolome and Kensington development projects.

        Interest expense decreased in the six months ended June 30, 2004 compared with the six months ended June 30, 2003 to $1.6 million from $4.0 million as a result of a substantial reduction in the interest rate on outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

        During the six months ended June 30, 2003, the Company recorded a loss on the early retirement of debt of $28.2 million.

Cumulative Effect of Accounting Change

        Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle in the first year of implementation and resulted in a charge of $2.3 million in the first quarter of 2003. (See “Critical Accounting Policies and Estimates – Reclamation and Remediation Costs” above.)

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $7.1 million, or $0.03 per share, in the six months ended June 30, 2004 compared to a net loss of $35.8 million, or $0.26 per share, in the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at June 30, 2004, increased by $150.6 million to approximately $250.9 million compared to $100.3 million at December 31, 2003. The increase was primarily attributed to the increase in cash and cash equivalents and short-term investments proceeds occurring as a result of the issuance of $180 million of 1 ¼% Convertible Senior Notes due January 15, 2024. See “Management’s Discussion and Analysis – Issuance of 1 ¼% Convertible Senior Notes” below. The ratio of current assets to current liabilities was 13.1 to 1.0 at June 30, 2004 compared to 5.5 to 1.0 at December 31, 2003.

        Net cash used in operating activities in the six months ended June 30, 2004 was $7.1 million compared to net cash used in operating activities of $4.3 million in the six months ended June 30, 2003. The decrease in cash flow from operations is primarily due to increased inventory associated with the timing of concentrate shipments, an increase in heap leach inventory and increased expenditures on exploration and pre-development costs. Net cash used in investing activities in the first six months of 2004 was $49.0 million compared to net cash used in investing activities of $9.2 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in short-term investments purchased with the proceeds from the issuance of the 1 ¼% Notes issued in the first quarter of 2004. Net cash provided by financing activities was $158.6 million in the first six months of 2004, compared to $24.0 million used in the first six months of 2003. The increase was primarily a result of $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes, offset in part by $9.6 million of retirement of long-term debt payment of $2.4 million on borrowings received under the Company’s working capital facility and $7.6 million of debt issuance costs associated with the issuance of 1 ¼% Convertible Senior Notes due 2024. As a result of the above, cash and cash equivalents increased by $102.4 million in the first six months of 2004 compared to an increase of $10.4 million for the comparable period in 2003.

Debt and Capital Resources

        The Company has improved its working capital position since December 31, 2003 by completing the issuance of the 1 ¼% Convertible Senior Notes. At June 30, 2004, the Company had $164.9 million of cash and approximately $12.0 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

2004 Final Redemption of Remaining 7 ¼% Debentures

        On March 11, 2004 the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 1/4% Convertible Subordinated Debentures due October 15, 2005.

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

Subsequent Events

On July 13, 2004 the Company announced that it has commenced mailing its tender offer documents to the shareholders of Wheaton River Minerals Ltd. (TSX:WRM, AMEX:WHT). In connection with its offer, Coeur has filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission. Under Coeur’s offer, the terms of which are available in the S-4 Registration Statement, Wheaton River shareholders may elect to receive for each share of Wheaton River common stock tendered:

•	Up to Cdn$5.47 in cash, subject to proration if Wheaton River shareholders request in the aggregate more than Cdn$570 million; or

•	0.796 shares of the Coeur common stock; or

•	0.796 exchangeable shares of a Canadian subsidiary of Coeur, which are exchangeable, upon the terms described in the offer documents, for common stock of Coeur on a one-for-one basis.

The offer is subject to customary conditions, including: (i) the tendering of at least 66 2/3% of the issued and outstanding Wheaton River common shares; (ii) the approval by Coeur shareholders of certain terms of the transaction, including an amendment to Coeur’s certificate of incorporation to increase Coeur’s authorized capital and the issuance of shares of Coeur common stock in the transactions; (iii) receipt of all necessary regulatory approvals; and (iv) the absence of any material adverse change relating to Wheaton River. Coeur intends to solicit the requisite approval from its shareholders as soon as practicable.

        Coeur intends to pay the cash consideration in the offer to purchase and any subsequent acquisition transaction through a combination of available cash and the proceeds of a financing transaction with a major international investment bank. The financing transaction, which is conditioned on at least 66 2/3% of the outstanding Wheaton common shares being taken up under the offer to purchase, as well as other customary conditions, would entail the issuance of up to $225.0 million of 2% convertible debt securities due 2024 with an option to purchase an additional $50.0 million. The conversion price will be determined after Wheaton common shares are taken up under the offer to purchase and will be equal to the then trading price of Coeur common stock, subject to a per share minimum, following effectiveness of a planned holding company reorganization subject to Coeur shareholder approval effective immediately prior to consummation of the offer to purchase .. The terms of the 2% debt securities will be similar to those of Coeur’s existing 1.25% senior convertible notes and will include a provision stating that the notes will be convertible during a particular quarter if Coeur’s common stock price for at least 20 trading days in the last 30 consecutive trading days in the preceding quarter is more than 120% of then effective conversion price. Coeur has executed a commitment letter and paid a customary fee in connection with this financing.

        Consummation of Coeur’s proposed acquisition of Wheaton River Minerals, which would become a wholly-owned subsidiary of Coeur, would have a very material impact on the combined companies’ operations and consolidated financial statements. Coeur’s above-referenced Form S-4 Registration Statement, which is accessible on the SEC’s Edgar website at www.sec.gov, contains extensive additional information regarding Coeur’s offer to purchase the outstanding shares of Wheaton River Minerals, including Coeur’s reasons for the proposed acquisition and source and amount of funds expected to finance such acquisition, as well as information regarding the operations and published financial statements of Wheaton River Minerals and the terms and consequences of the proposed acquisition.

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

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and the railroad who operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company filed a motion for summary judgment, which was heard on July 14, 2004. The court has the matter under advisement. While the Company believes the suit is without merit, at this stage of the proceedings, the Company cannot predict the outcome of this suit.

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

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001, $81.2 million in 2002 and $67.0 million in 2003, respectively. As of June 30, 2004, we are required to make fixed payments on $180 million principal amount of our 1 1/4% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $250.9 million at June 30, 2004. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $5.1 million for the year ended December 31, 2003, $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes, our debentures and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market prices of silver and gold are volatile. Low silver and gold prices may result in decreased revenues and increased losses, and may negatively affect our business.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on August 13, 2004 were $6.64 and $396.75 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $39.8 million as of June 30, 2004. Of this amount, $17.1 million is reported as a current asset and $22.7 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        All of the Company’s long-term debt at June 30, 2004 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

        The following table summarizes the information at June 30, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates except as to provisionally priced sales of concentrates which are discussed below the table. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso's to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 6/30/04
Liabilities
Long Term Debt (A)
Fixed Rate	--	--	--	--	--	$180,000	$180,000
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$3,830	--	--	--	--	$3,830	$(315)
Exchange Rate	612	--	--	--	--	--
(CLP to USD)

        At June 30, 2004, the Company had outstanding provisionally priced sales of $30.5 million, consisting of 3.3 million ounces of silver, 20,320 ounces of gold and 994,285 pounds of copper, which had a fair value of approx $29.7 million.

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

        In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receiveable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing these embedded derivatives on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, respectively, the years ending December 31, 2003 and 2002, respectively and the three month period ending, March 31, 2004. In addition, the Company has changed its significant accounting policy for revenue recognition, including embedded derivatives, to comply with accounting principles generally accepted in the United States of America. The Company has also taken steps to implement new procedures to strengthen its review process to remediate the material weakness surrounding the preparation of the financial statements.

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

PART II.  Other Information

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table sets forth information regarding purchases by the Company of its common stock during the periods indicated:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs.
4/01/04 - 4/30/04	--	--	--	--
5/1/04 - 5/31/04	--	--	--	--
6/1/04 - 6/31/04	--	--	--	--
Total	--	--	--	--

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on May 20, 2004. Of the Company’s total 213,174,080 shares of common stock outstanding on April 1, 2004, (the record date), 179,286,528 shares (or 84.1% of the outstanding) were represented in person or by proxy at the Annual Meeting.

The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Cecil D Andrus – 175,490,202 for and 3,796,326 withheld; James J. Curran – 172,807,111 for and 6,479,417 withheld; James A. McClure – 173,657,984 for and 5,628,544 withheld; Robert E. Mellor – 174,678,134 for and 4,608,394 withheld; John H. Robinson – 175,649,221 for and 3,637,307 withheld; J. Kenneth Thompson – 173,789,387 for and 5,497,141 withheld; Timothy R. Winterer –175,632,665 for and 3,653,863 withheld; and Dennis E. Wheeler – 174,836,968 for and 4,449,560 withheld.

        The second proposal was the approval of an amendment to Article II of the Restated and Amended Articles of Incorporation increasing the total number of shares of authorized common stock from 250 million shares to 500 million shares. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 165,261,986 shares for (representing 77.5% of the shares voting), 13,244,482 shares against with 780,060 shares abstaining.

46

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

On May 7, 2004, the Company filed a Current Report on Form 8-K reporting information pursuant to Items 7 and 12 thereto. On May 28, June 3 and June 23, 3004, the Company filed Current Reports on Form 8-K, each reporting information pursuant to Items 5 and 7 thereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION (Registrant)
Date: August 16, 2004	By:	/s/ Dennis E. Wheeler
DENNIS E. WHEELER Chairman and Chief Executive Officer
Date: August 16, 2004	By:	/s/ Robert Martinez
ROBERT MARTINEZ President and Chief Operating Officer
Date: August 16, 2004	By:	/s/ James A. Sabala
JAMES A. SABALA Executive Vice President and Chief Financial Officer