Form 10-K/A
period 2003-12-31
COEUR D ALENE MINES CORP
filed 2004-08-19
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 2

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

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

COEUR D'ALENE MINES CORPORATION
Date: August 18, 2004	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

AMENDMENT No. 2 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the annual report on Form 10-K originally filed by Coeur d’Alene Mines Corporation (the “Company”) on March 9, 2004 for the fiscal year ended December 31, 2003 (the “Original Annual Report”). The Company is filing this Amendment to restate its financial statements as of December 31, 2003 and 2002 and for the years then ended, as listed under Part II, Item 8 herein, and to restate the information set forth in the Selected Financial Data included under Part II, Item 6, in the Management's Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7, and under “Controls and Procedures” under Part II, Item 9A.

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

Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2003 increased by $22.2 million, or 26%, from the year ended December 31, 2002 to $108.5 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2003, increased metal prices received in 2003 compared with 2002 and an increase in gain on embedded derivative of $0.4 million for the year ended December 31, 2003. In 2003, the Company sold 14.9 million ounces of silver and 127,000 ounces of gold, compared to sales of 13.3 million ounces of silver and 99,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company produced a total of 14.2 million ounces of silver and 120,000 ounces of gold compared to 14.8 million ounces of silver and 117,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company realized average silver and gold prices of $4.89 and $345, respectively, compared with realized average prices of $4.63 and $311, respectively, in the prior year.

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

ANNUAL REPORT ON FORM 10-K Item 8, Item 15(a), and Item 15(d)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Report of KPMG LLP as of December 31, 2003 and 2002 and for the years
ended December 31, 2003 and 2002	27
Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for
each of the years in the three-year period ended December 31, 2001	28
Consolidated Balance Sheets – December 31, 2003 and 2002	29
Consolidated Statements of Operations and Comprehensive Loss – Years
Ended December 31, 2003, 2002 and 2001	31
Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 2003, 2002 and 2001	32
Consolidated Statements of Cash Flows for the Years Ended December 31,
2003, 2002 and 2001	33
Notes to Consolidated Financial Statements	34

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

In the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receiveable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing these embedded derivatives on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002. The cumulative effect of the error for periods prior to January 1, 2002 was $0.4 million.

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

        The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the periods ending on December 31, 2002 and 2001:

(In thousands except per share data)	December 31, 2002	December 31, 2001
(In thousands except per share data)	(Restated)
Net loss as reported	$(80,819)	$(3,067)

Unaudited net loss pro forma	$(83,341)	$(3,237)

Basic and diluted earnings per share as reported	$(1.03)	$(0.07)

Unaudited basic and diluted earnings per share pro forma	$(1.07)	$(0.08)

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

December 31, 2003 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
		(Restated)	(Restated)
Total revenues	$44,138	$16,509	$48,423	$223	$1,248	$110,541

Depreciation and amortization	5,421	1,519	9,400	32	255	16,627
Interest income	--	--	3	--	494	497
Interest expense	6	--	418	--	12,427	12,851
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(41,564)	(41,564)
Profit (loss)	5,337	(619)	20,925	(3,522)	(15,012)	7,109
Segment assets(A)	67,421	11,087	29,564	20,951	30,472	159,495
Expenditures for property	12,128	2,362	4,850	325	249	19,914
December 31, 2002 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
		(Restated)	(Restated)
Total revenues	$51,372	$25,003	$14,354	$3,241	$(907)	$94,877

Depreciation and amortization	3,905	3,361	5,880	42	323	13,511
Interest income	--	--	5	--	293	298
Interest expense	--	--	204	--	21,744	21,948
Writedown of mine property	--	19,046	--	--	--	19,046
Loss on early retirement of debt	--	--	--	--	(19,061)	(19,061)
Profit (loss)	(5,452)	6,074	5,220	(2,081)	(11,014)	(7,253)
Segment assets(A)	52,529	8,367	33,046	19,436	29,545	142,923
Expenditures for property	1,564	2,503	3,695	17	47	7,826
December 31, 2001	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$48,786	$15,478	$149	$--	$7,499	$71,912

Depreciation and amortization	9,205	3,448	172	24	(1,502)	11,347
Interest income	--	--	2	--	1,684	1,686
Interest expense	--	--	2,330	--	12,262	14,592
Gain on metals derivatives	--	--	--	--	526	526
Writedown of mine property	--	--	(966)	--	(8,386)	(9,352)
Income tax benefit (provision)	--	1	--	--	(7)	(6)
Earnings from non-consolidated Subsidiary	--	--	--	--	--	--
Gain on early retirement of debt	--	--	--	--	48,217	48,217
Profit (loss)	5,191	(1,700)	(3,740)	(1,357)	(14,612)	(16,218)
Segment assets(A)	68,432	28,998	24,244	19,176	31,257	172,107
Expenditures for property	791	3,193	2,317	30	625	6,956

Notes:
(A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

        Segment Reporting

	2003	2002	2001
	(Restated)	(Restated)
Profit (loss)
Total profit or loss for reportable segments	$7,109	$(7,253)	$(16,218)
Gain (loss) on legal settlements	--	--	--
Gain (loss) on metal hedging	--	--	526
Depreciation and amortization	(16,627)	(13,511)	(11,347)
Interest expense	(12,851)	(21,948)	(14,592)
Writedown of mine property and other	(41,564)	(38,107)	38,558

Loss before income taxes	$(63,933)	$(80,819)	$(3,073)

Assets
Total assets for reportable segments	$159,495	$142,923	$172,107
Cash and cash equivalents	62,417	9,093	14,714
Short-term investments	19,265	518	3,437
Other assets	18,290	20,957	20,122

Total consolidated assets	$259,467	$173,491	$210,380

Segment Reporting

        Geographic Information

2003:	Revenues(a)	Long-Lived Assets (1)
	(Restated)
United States	$61,764	$65,781
Chile	48,639	15,623
Other Foreign Countries	138	22,293

Total	$110,541	$103,697

	(Restated)
2002:
United States	$77,284	$53,437
Chile	17,686	20,094
Other Foreign Countries	(93)	20,402

Total	$94,877	$93,933

2001:
United States	$68,348	$76,440
Chile	5,190	22,477
Other Foreign Countries	(1,626)	19,300

Total	$71,912	$118,217

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

        Restated Quarterly Segment Data

         Restated segment information is set forth as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Nine Months Ended September
30, 2003
(Restated)
Total net sales and revenues	$33,390	$11,336	$33,727	$120	$743	$79,316
Depreciation and depletion	4,094	1,082	7,566	32	181	12,955
Interest income	--	--	3	--	228	231
Interest expense	5	--	355	--	10,366	10,726
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(33,957)	(33,957)
Profit (loss)	4,705	(1,335)	15,525	(2,102)	(10,225)	6,568
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Nine Months Ended September
30, 2002
(Restated)
Total net sales and revenues	$38,515	$18,034	$6,117	$3,126	$(277)	$65,515
Depreciation and depletion	2,915	2,418	2,496	33	268	8,130
Interest income	--	--	2	--	244	246
Interest expense	--	--	19	--	17,412	17,431
Loss on early retirement of debt	--	--	--	--	(2,920)	(2,920)
Profit (loss)	(2,626)	3,641	1,566	(914)	(8,421)	(6,754)
Segment assets (A)	57,603	27,673	32,415	19,285	29,917	166,893
Capital expenditures for property	769	1,484	3,136	16	35	5,440

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Nine Months Ended September 30,
	2003	2002
	(Restated)	(Restated)
Income (Loss)
Total loss from reportable segments	$6,568	$(6,754)
Depreciation, depletion and amortization expense	(12,955)	(8,130)
Interest expense	(10,726)	(17,431)
Other	(33,957)	(2,920)

Loss before income taxes	$(51,070)	$(35,235)

	September 30,
	2003	2002
	(Restated)	(Restated)
Assets
Total assets for reportable segments	$159,888	$166,893
Cash and cash equivalents	86,925	7,217
Short-term investments	7,282	199
Other assets	15,421	18,533

Total consolidated assets	$269,516	$192,842

Geographic Information (In thousands) September 30, 2003	Revenues(a)	Long-Lived Assets

	(Restated)	(Restated)
United States	$45,469	$64,437
Chile	33,631	16,260
Other Foreign Countries	216	21,580

Consolidated Total	$79,316	$102,277

September 30, 2002	Revenues	Long-Lived Assets

	(Restated)	(Restated)
United States	$56,272	$73,251
Chile	9,395	21,836
Other Foreign Countries	(152)	21,234

Consolidated Total	$65,515	$116,321

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

THREE MONTHS ENDED SEPTEMBER 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended September
30, 2003
(Restated)
Total net sales and revenues	$12,603	$1,992	$8,443	$68	$856	$23,962
Depreciation and depletion	1,389	331	1,464	16	57	3,257
Interest income	--	--	2	--	71	73
Interest expense	5	--	137	--	6,561	6,703
Loss on early retirement of debt	--	--	--	--	(5,769)	(5,769)
Profit (loss)	1,518	(1,238)	2,367	(1,988)	(2,541)	(1,882)
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended September
30, 2002
(Restated)
Total net sales and revenues	$13,523	$4,363	$6,062	$3,511	$(1,464)	$25,995
Depreciation and depletion	778	789	1,062	16	74	2,719
Interest income	--	--	2	--	63	65
Interest expense	--	--	19	--	7,564	7,583
Loss on early retirement of debt	--	--	--	--	--	--
Profit (loss)	(1,206)	(514)	807	575	(2,239)	(2,577)
Segment assets (A)	57,603	27,673	32,415	19,285	29,917	166,893
Capital expenditures for property	769	1,484	3,136	16	35	5,440

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended September 30,
	2003	2002
	(Restated)	(Restated)
Income (Loss)
Total loss from reportable segments	$(1,882)	$(2,577)
Depreciation, depletion and amortization expense	(3,257)	(2,719)
Interest expense	(6,703)	(7,583)
Other	(5,769)	--

Loss before income taxes	$(17,611)	$(12,879)

	September 30,
	2003	2002
	(Restated)	(Restated)
Assets
Total assets for reportable segments	$159,888	$166,893
Cash and cash equivalents	86,925	7,217
Short-term investments	7,282	199
Other assets	15,421	18,533

Total consolidated assets	$269,516	$192,842

Geographic Information (In thousands) September 30, 2003	Revenues(a)	Long-Lived Assets

	(Restated)	(Restated)
United States	$15,090	$64,437
Chile	8,923	16,260
Other Foreign Countries	(51)	21,580

Consolidated Total	$23,962	$102,277

September 30, 2002	Revenues	Long-Lived Assets

	(Restated)	(Restated)

United States	$16,420	$73,251
Chile	9,687	21,836
Other Foreign Countries	(112)	21,234

Consolidated Total	$25,995	$116,321

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

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Six Months Ended June 30,
2003
(Restated)
Total net sales and revenues	$20,787	$9,344	$25,284	$52	$(113)	$55,354
Depreciation and depletion	2,705	751	6,102	16	124	9,698
Interest income	--	--	1	--	157	158
Interest expense	--	--	218	--	3,805	4,023
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(28,188)	(28,188)
Profit (loss)	3,187	(97)	13,158	(114)	(7,684)	8,450
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Six Months Ended June 30,
2002
(Restated)
Total net sales and revenues	$24,992	$13,671	$55	$(385)	$1,188	$39,521
Depreciation and depletion	2,137	1,629	1,434	17	194	5,411
Interest income	--	--	--	--	181	181
Interest expense	--	--	--	--	9,848	9,848
Loss on early retirement of debt	--	--	--	--	(2,920)	(2,920)
Profit (loss)	(1,420)	4,155	759	(1,489)	(6,182)	(4,177)
Segment assets (A)	63,144	28,045	31,430	427	49,182	172,228
Capital expenditures for property	300	582	4,207	--	12	5,101

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Six Months Ended June 30,
	2003	2002
	(Restated)	(Restated)
Income (Loss)
Total loss from reportable segments	$8,450	$(4,177)
Depreciation, depletion and amortization expense	(9,698)	(5,411)
Interest expense	(4,023)	(9,848)
Other	(28,188)	(2,920)

Loss before income taxes	$(33,459)	$(22,356)

Assets
Total assets for reportable segments	$153,089	$172,228
Cash and cash equivalents	19,527	11,955
Short-term investments	301	763
Other assets	23,381	18,129

Total consolidated assets	$196,298	$203,075

Geographic Information (In thousands) June 30, 2003	Revenues(a)	Long-Lived Assets

	(Restated)	(Restated)
United States	$30,379	$59,858
Chile	24,708	16,939
Other Foreign Countries	267	19,859

Consolidated Total	$55,354	$96,656

June 30, 2002
United States	$39,853	$75,080
Chile	(292)	21,922
Other Foreign Countries	(40)	21,341

Consolidated Total	$39,521	$118,343

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

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended June 30, 2003
(Restated)
Total net sales and revenues	$11,743	$4,873	$10,092	$72	$(226)	$26,554
Depreciation and depletion	1,601	388	2,617	6	67	4,679
Interest income	--	--	1	--	88	89
Interest expense	--	--	117	--	1,899	2,016
Loss on early retirement of debt	--	--	--	--	(81)	(81)
Profit (loss)	2,936	75	2,862	977	(4,179)	2,671
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended June 30, 2002
(Restated)
Total net sales and revenues	$12,784	$7,480	$31	$(294)	$1,924	$21,925
Depreciation and depletion	1,257	833	1,336	8	99	3,533
Interest income	--	--	--	--	63	63
Interest expense	--	--	--	--	5,447	5,447
Gain on forward sales contracts	--	--	--	--	(62)	(62)
Loss on early retirement of debt	--	--	--	--	(2,668)	(2,668)
Profit (loss)	728	3,052	1,036	(1,006)	(3,159)	651
Segment assets (A)	63,144	28,045	31,430	427	49,182	172,228
Capital expenditures for property	300	582	4,207	--	12	5,101

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended June 30,
	2003	2002
	(Restated)	(Restated)
Income (Loss)
Total loss from reportable segments	$2,671	$651
Depreciation, depletion and amortization expense	(4,679)	(3,533)
Interest expense	(2,016)	(5,447)
Other	(81)	(2,730)

Loss before income taxes	$(4,105)	$(11,059)

	June 30,
	2003	2002
	(Restated)	(Restated)
Assets
Total assets for reportable segments	$153,089	$172,228
Cash and cash equivalents	19,527	11,955
Short-term investments	301	763
Other assets	23,381	18,129

Total consolidated assets	$196,298	$203,075

Geographic Information (In thousands) June 30, 2003	Revenues(a)	Long-Lived Assets

	(Restated)	(Restated)
United States	$16,751	$59,858
Chile	9,723	16,939
Other Foreign Countries	80	19,859

Consolidated Total	$26,554	$96,656

June 30, 2002	Revenues	Long-Lived Assets

	(Restated)	(Restated)
United States	$22,190	$75,080
Chile	(225)	21,922
Other Foreign Countries	(40)	21,341

Consolidated Total	$21,925	$118,343

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

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended March 31, 2003
(Restated)
Total net sales and revenues	$9,044	$4,471	$15,192	$(20)	$113	$28,800
Depreciation and depletion	1,104	363	3,485	10	57	5,019
Interest income	--	--	--	--	69	69
Interest expense	--	--	101	--	1,906	2,007
Income tax (credit) expense	--	--	--	--	(7)	(7)
Gain on early retirement of debt	--	--	--	--	(28,107)	(28,107)
Profit (loss)	251	(172)	10,296	(1,091)	(3,505)	5,779
Segment assets (A)	56,912	10,138	33,213	19,463	29,528	149,254
Capital expenditures for property	1,695	727	747	1	94	3,264
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended March 31, 2002
(Restated)
Total net sales and revenues	$12,208	$6,191	$24	$(91)	$(736)	$17,596
Depreciation and depletion	880	796	98	9	95	1,878
Interest income	--	--	--	--	118	118
Interest expense	--	--	--	--	4,401	4,401
Gain on forward sales contracts	--	--	--	--	62	62
Loss on early retirement of debt	--	--	--	--	(252)	(252)
Profit (loss)	(2,148)	1,103	(277)	(483)	(3,023)	(4,828)
Segment assets (A)	66,551	29,685	24,733	260	51,031	172,260
Capital expenditures for property	201	240	1,053	--	60	1,554

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended March 31,
	2003	2002
	(Restated)	(Restated)
Income (Loss)
Total loss from reportable segments	$5,779	$(4,828)
Depreciation, depletion and amortization expense	(5,019)	(1,878)
Interest expense	(2,007)	(4,401)
Other	(28,107)	(190)

Loss before income taxes	$(29,354)	$(11,297)

	March 31,
	2003	2002
	(Restated)	(Restated)
Assets
Total assets for reportable segments	$149,254	$172,260
Cash and cash equivalents	19,288	8,707
Short-term investments	20,550	2,024
Other assets	22,794	17,114

Total consolidated assets	$211,886	$200,105

Geographic Information (In thousands) March 31, 2003	Revenues(a)	Long-Lived Assets

	(Restated)	(Restated)
United States	$13,628	$57,934
Chile	14,985	18,559
Other Foreign Countries	187	19,931

Consolidated Total	$28,800	$96,424

March 31, 2003	Revenues	Long-Lived Assets

	(Restated)	(Restated)
United States	$17,663	$76,747
Chile	(67)	22,245
Other Foreign Countries	--	19,299

Consolidated Total	$17,596	$118,291

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

NOTE T — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        As discussed in Note A, in the third quarter of 2004 it was discovered there was an error resulting from the incorrect application of revenue recognition accounting in accordance with accounting principles generally accepted in the United States of America. Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months after shipment) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period unit the date of final gold and silver settlement. The Company has corrected the error in valuing the embedded derivatives on the financial statements for each of the three, six and nine month periods ending March 31, June 30, and September 30 for 2003 and 2002, and the years ending December 31, 2003 and 2002.

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