Form 10-Q/A
period 2004-03-31
COEUR D ALENE MINES CORP
filed 2004-08-19
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 2

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

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

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION
AMENDMENT NO. 2 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2004

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the quarterly report on Form 10-Q filed by Coeur d’Alene Mines Corporation (the “Company”) on May 10, 2004 for the fiscal quarter ended March 31, 2004 (the “Original Quarterly Report”). The Company is filing this Amendment No. 2 to restate the information set forth in the financial statements included in Part I, Item 1 of the Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of the Form 10-Q.

The information contained in Amendment No. 1 to the the Original Quarterly Report, as amended by this Amendment No. 2, has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Quarterly Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has restated in its entirety each item of its Amendment No. 1 to the Original Quarterly Report affected by this Amendment No. 2.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
	Restated	Restated
	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$173,314	$62,417
Short-term investments	61,462	19,265
Receivables	11,538	8,103
Prepaid expenses and other current assets	4,123	3,067
Ore on leach pad	15,424	17,388
Metal and other inventory	13,408	12,535

	279,269	122,775
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	82,281	87,546
Less accumulated depreciation	(48,939)	(52,868)

	33,342	34,678
MINING PROPERTIES
Operational mining properties	114,867	114,018
Less accumulated depletion	(92,974)	(90,245)

	21,893	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	25,121	25,121

	67,139	69,019
OTHER ASSETS
Non-current ore on leach pad	20,445	14,705
Restricted investments	8,710	8,710
Debt issuance costs, net	5,992	87
Marketable securities	28	19
Other	9,025	9,474

	44,200	32,995

Total assets	$423,950	$259,467

See notes to consolidated financial statements.

COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
	Restated	Restated
	(In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,367	$7,772
Accrued liabilities and other	5,554	5,218
Accrued interest payable	486	120
Accrued salaries and wages	3,951	5,705
Current portion of remediation costs	1,044	1,278
Current portion of bank financing	2,727	2,367

	20,129	22,460
LONG-TERM LIABILITIES
11/4% Convertible Senior Notes due January 2024	180,000	--
71/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,304	20,934
Other long-term liabilities	6,870	9,032

	208,174	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized
250,000,000 shares, issued 214,233,405 and 214,195,186
March 31, 2004 and December 31, 2003 (1,059,211 shares held in treasury)	214,233	214,195
Additional paid-in capital	542,892	542,900
Accumulated deficit	(546,703)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,585)	(1,377)

	195,647	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$423,950	$259,467

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
Three Months Ended
March 31, 2004
(Restated)
Total net sales and
revenues	$12,254	$9,292	$7,754	$(9)	$(288)	$29,003
Depreciation and depletion	2,233	463	2,076	10	64	4,846
Interest income	--	--	--	--	639	639
Interest expense	1	--	38	--	812	851
Gain on forward sales
contracts	--	--	--	--	937	937
Profit (loss)	4,476	3,256	2,772	(1,548)	(3,975)	4,981
Segment assets (A)	69,474	12,795	31,208	21,265	30,677	165,419
Capital expenditures for
property	392	378	602	6	102	1,480

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Three Months Ended
March 31, 2003
Total net sales and
revenues	$9,044	$4,471	$15,192	$(20)	$113	$28,800
Depreciation and depletion	1,104	363	3,485	10	57	5,019
Interest income	--	--	--	--	69	69
Interest expense	--	--	101	--	1,906	2,007
Income tax (credit) expense	--	--	--	--	(7)	(7)
Gain on early retirement
of debt	--	--	--	--	(28,107)	(28,107)

Profit (loss)	251	(172)	10,296	(1,091)	(3,505)	5,779

Segment assets (A)	56,912	10,138	33,213	19,463	29,528	149,254
Capital expenditures for
property	1,695	727	747	1	94	3,264

Notes:

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)	Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Income (Loss)

Total loss from reportable segments	$4,981	$5,779
Depreciation, depletion and amortization expense	(4,846)	(5,019)
Interest expense	(851)	(2,007)
Loss on exchange and early retirement of debt	--	(28,107)
Other	(937)	--

Loss before income taxes	$(1,653)	$(29,354)

	March 31,
	2004	2003
	(Restated)	(Restated)
Assets
Total assets for reportable segments	$165,419	$149,254
Cash and cash equivalents	173,314	19,288
Short-term investments	61,462	20,550
Other assets	23,755	22,794

Total consolidated assets	$423,950	$211,886

Geographic Information	Three Months Ended March 31, 2004	March 31, 2004
(In Thousands)	Revenues(a)	Long-Lived Assets
	(Restated)	(Restated)
United States	$21,257	$63,995
Chile	7,789	14,374
Other Foreign Countries	(43)	22,112

Consolidated Total	$29,003	$100,481

	Three Months Ended March 31, 2003	March 31, 2003
	Revenues	Long-Lived Assets
	(Restated)	(Restated)
United States	$13,628	$57,934
Chile	14,985	18,559
Other Foreign Countries	187	19,931

Consolidated Total	$28,800	$96,424

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $1,043, and $336, respectively, and to segment assets in the amount of $1,880 and $691, respectively for the three months ended March 31, 2004 and March 31, 2003, respectively.

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

        In the first quarter of 2004, the Company produced a total of 3,435,091 ounces of silver and 22,011 ounces of gold, compared to 3,602,928 ounces of silver and 33,163 ounces of gold in the first quarter of 2003. In the first quarter of 2004, the Company sold 3,293,000 ounces of silver and 20,000 ounces of gold compared to 4,133,000 ounces of silver and 35,000 ounces of gold for the same period in 2003. The decrease in gold production is due to the fact that during the first quarter of 2003, the Cerro Bayo mine benefited from mining operations at the Furioso gold deposit which was exhausted in the first half of 2003. The decrease in silver production is primarily the result of a 328,791 ounce, or 27%, decrease in production at Silver Valley due to the implementation of a long-range optimization plan at Silver Valley which focuses on development during the 2004-2006 time frame. Realized silver and gold prices increased to $6.94 and $392 per ounce, respectively, in the first quarter of 2004 compared to $4.78 and $347 in the comparable quarter of 2003.

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

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001, $80.8 million in 2002 and $66.2 million in 2003, respectively. As of March 31, 2004, we are required to make fixed payments on $180 million principal amount of our 1 1/4% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

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