Form 10-Q/A
period 2004-06-30
COEUR D ALENE MINES CORP
filed 2004-08-19
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

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

The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as set forth in the pages attached hereto:

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

COEUR D'ALENE MINES CORPORATION

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the quarterly report on Form 10-Q originally filed by Coeur d’Alene Mines Corporation (the “Company”) on August 16, 2004 for the fiscal quarter ended June 30, 2004 (the “Original Quarterly Report”) and restates the information set forth in the financial statements included in Part I, Item 1 of the Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of the Form 10-Q.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
		(Restated)
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
		(Restated)
	(In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,922	$7,772
Accrued liabilities	6,550	5,218
Accrued interest payable	1,048	120
Accrued salaries and wages	4,538	5,705
Current portion of remediation costs	715	1,278
Current portion of bank financing	--	2,367

	20,773	22,460
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	--
7 1/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,680	20,934
Other long-term liabilities	6,937	9,032

	208,617	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 250,000,000 shares, issued
214,319,770 and 214,195,186 at June 30, 2004 and December 31, 2003
(1,059,211 shares held in treasury at both dates, respectively)	214,320	214,195
Additional paid-in capital	542,942	542,900
Accumulated deficit	(552,117)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,237)	(1,377)

	189,718	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$419,108	$259,467

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(In Thousands, except per share data)
REVENUES
Sales of metal	$26,381	$26,071	$56,031	$54,609
Interest and other	733	483	86	745

Total revenues	27,114	26,554	56,117	55,354
COSTS AND EXPENSES
Production	16,366	19,013	33,316	36,891
Depreciation and depletion	4,773	4,679	9,619	9,698
Administrative and general	3,066	2,409	6,674	5,465
Exploration	3,041	1,127	4,985	2,214
Pre-development	4,037	390	5,651	766
Interest	657	2,015	1,595	4,023
Other holding costs	588	945	1,344	1,568
Loss on exchange and early retirement of debt	--	81	--	28,188

Total cost and expenses	32,528	30,659	63,184	88,813

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND
BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,414)	(4,105)	(7,067)	(33,459)
Income tax benefit	--	--	--	7

NET LOSS BEFORE CUMULATIVE EFFECT IN
CHANGE IN ACCOUNTING PRINCIPLE	(5,414)	(4,105)	(7,067)	(33,452)
Cumulative effect of change in accounting principle	--	--	--	(2,306)

Net loss	(5,414)	(4,105)	(7,067)	(35,758)
Other comprehensive loss	(652)	(100)	(860)	(397)

COMPREHENSIVE LOSS	$(6,066)	$(4,205)	$(7,927)	$(36,155)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common
stock outstanding	213,249	143,888	213,195	138,724

Net loss per common share before cumulative
effect of change in accounting principle	$(0.03)	$(0.03)	$(0.03)	$(0.24)
Cumulative effect of change in accounting principle	--	--	--	(0.02)

Net loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.26)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,414)	$(4,105)	$(7,067)	$(35,758)
Add (deduct) non-cash items:
Depreciation and depletion	4,773	4,679	9,619	9,698
Loss on early retirement of debt	--	81	--	28,188
(Gain) loss on embedded derivative	2,884	(285)	1,756	669
Non-cash interest expense	--	2	--	1,103
Cumulative effect of change in accounting principle	--	--	--	2,306
Compensation expense on restricted stock	106	--	673	--
Other charges	401	491	1,196	732
Changes in Operating Assets and Liabilities:
Receivables	1,369	(1,680)	(2,065)	(3,364)
Prepaid expenses and other	383	661	819	695
Inventories	(4,898)	(2,543)	(9,548)	(5,237)
Accounts payable and accrued liabilities	1,359	(292)	(2,495)	(3,369)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	963	(2,991)	(7,112)	(4,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,735)	(32,203)	(58,842)	(72,953)
Proceeds from sales of short-term investments	3,120	51,790	12,710	71,510
Expenditures on mining assets	(1,646)	(4,447)	(3,126)	(7,711)
Other	22	(37)	237	(87)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,239)	15,103	(49,021)	(9,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	--	(22,392)	(9,561)	(22,392)
Retirement of building loan	--	--	(1,200)	--
Proceeds from issuance of subordinated notes	--	--	180,000
Debt issuance costs	--	(270)	(6,097)	33,268
Proceeds from issuance of common stock	--	11,500	--	11,500
Bank Borrowings on working capital facility	--	4,447	6,056	16,603
Payments to Bank on working capital facility	(2,727)	(5,126)	(8,423)	(14,904)
Common stock repurchase	--	--	(793)	--
Other	(1,452)	(32)	(1,407)	(63)

CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES:	(4,179)	(11,873)	158,575	24,012

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,455)	239	102,442	10,434
Cash and cash equivalents at beginning of period	173,314	19,288	62,417	9,093

Cash and cash equivalents at end of period	$164,859	$19,527	$164,859	$19,527

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

        Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss attributable to common shareholders
as reported	$(5,414)	$(4,105)	$(7,067)	$(35,758)
Pro forma net loss	$(5,866)	$(4,107)	$(7,441)	$(35,766)
Basic and diluted net loss per share as reported	$(0.03)	$(0.03)	$(0.03)	$(0.26)
Basic and diluted pro forma net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.26)

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

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Segment Reporting
(In Thousands)

Six Months Ended June 30, 2004	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total

Total net sales and revenues	$26,618	$12,540	$16,499	$8	$452	$56,117

Depreciation and depletion	$4,731	$954	$3,778	$25	$131	$9,619
Interest income	--	--	--	--	$1,382	$1,382
Interest expense	$1	--	$73	--	$1,521	$1,595
Loss on forward sales contracts	--	--	--	--	$937	$937
Profit (loss)	$11,389	$1,989	$3,827	$(3,040)	$(9,081)	$5,084
Segment assets (A)	$71,695	$10,339	$31,480	$20,940	$30,850	$165,304
Capital expenditures for property	$578	$825	$1,248	$320	$155	$3,126

Six Months Ended June 30, 2003	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)

Total net sales and revenues	$20,787	$9,344	$25,284	$52	$(113)	$55,354
Depreciation and depletion	$2,705	$751	$6,102	$16	$124	$9,698
Interest income	--	--	1	--	$157	$158
Interest expense	--	--	$218	--	$3,805	$4,023
Income tax (credit) expense	--	--	--	--	$(7)	$(7)
Gain on early retirement of debt	--	--	--	--	$(28,188)	$(28,188)
Profit (loss)	$3,187	$(97)	$13,158	$(114)	$(7,684)	$8,450
Segment assets (A)	$59,814	$10,927	$33,451	$515	$48,382	$153,089
Capital expenditures for property	$4,294	$1,634	$1,587	$55	$141	$7,711

Notes:
(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)

	Six Months Ended June 30,
	2004	2003
		(Restated)

Income (Loss)
Total loss from reportable segments	$5,084	$8,450
Depreciation, depletion and amortization expense	(9,619)	(9,698)
Interest expense	(1,595)	(4,023)
Other	(937)	(28,188)

Loss before income taxes and cumulative
effect of change in accounting principle	$(7,067)	$(33,459)

	June 30,
	2004	2003
		(Restated)

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
	(Restated)
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

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Three Months Ended June 30, 2004	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Total net sales and revenues	$14,364	$3,248	$8,745	$17	$740	$27,114
Depreciation and depletion	2,498	491	1,702	15	67	4,773
Interest income	--	--	--	--	743	743
Interest expense	--	--	35	--	709	744
Income tax (credit) expense	--	--	--	--	--	--
Loss on early retirement of debt	--	--	--	--	--	--
Profit (loss)	6,913	(1,267)	1,055	(1,492)	(5,106)	103
Segment assets (A)	71,695	10,339	31,480	20,940	30,850	165,304
Capital expenditures for property	578	825	1,248	320	155	3,126

Three Months Ended June 30, 2003	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
		(Restated)	(Restated)
Total net sales and revenues	$11,743	$4,873	$10,092	$72	$(226)	$26,554
Depreciation and depletion	1,601	388	2,617	6	67	4,679
Interest income	--	--	1	--	88	89
Interest expense	--	--	117	--	1,899	2,016
Loss on early retirement of debt	--	--	--	--	(81)	(81)
Profit (loss)	2,936	75	2,862	977	(4,179)	2,671
Segment assets (A)	59,814	10,927	33,451	515	48,382	153,089
Capital expenditures for property	4,294	1,634	1,587	55	141	7,711

Notes: (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.(In Thousands)

	Three Months Ended June 30,
	2004	2003
		(Restated)

Income (Loss)
Total loss from reportable segments	$103	$2,671
Depreciation, depletion and amortization expense	(4,773)	(4,679)
Interest expense	(744)	(2,016)
Other	-	(81)

Loss before income taxes	$(5,414)	$(4,105)

	June 30,
	2004	2003
		(Restated)

Assets
Total assets for reportable segments	$165,304	$153,089
Cash and cash equivalents	164,859	19,527
Short-term investments	62,000	301
Other assets	26,945	23,381

Total consolidated assets	$419,108	$196,298

Geographic Information
(In thousands)
June 30, 2004	Revenues(a)	Long-Lived Assets

United States	$18,960	$62,069
Chile	8,111	15,469
Other Foreign Countries	43	20,300

Consolidated Total	$27,114	$97,838

June 30, 2003	Revenues	Long-Lived Assets
	(Restated)
United States	$16,751	$59,858
Chile	9,723	16,939
Other Foreign Countries	80	19,859

Consolidated Total	$26,554	$96,656

(a)	Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

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

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
ROCHESTER MINE
Silver ozs	1,317,006	1,353,346	2,627,301	2,443,046
Gold ozs	16,005	15,144	27,480	25,891
Cash costs per oz./silver	$4.54	$4.33	$5.06	$5.28
Full costs per oz./silver	$6.36	$5.45	$6.79	$6.32
GALENA MINE
Silver ozs	954,964	1,060,696	1,861,944	2,296,467
Cash costs per oz./silver	$4.95	$4.73	$4.94	$4.46
Full costs per oz./silver	$5.47	$5.10	$5.45	$4.78
CERRO BAYO/MARTHA MINE
Silver ozs	1,053,276	1,347,745	2,271,092	2,625,202
Gold ozs	11,944	14,538	22,480	36,954
Cash costs per oz./silver	$3.74	$1.33	$2.85	$0.54
Full costs per oz./silver	$5.35	$2.98	$4.51	$2.51
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,325,246	3,761,787	6,760,337	7,364,715
Gold ozs	27,949	29,682	49,960	62,845
Cash costs per oz./silver	$4.41	$3.37	$4.29	$3.33
Full costs per oz./silver	$5.79	$4.47	$5.65	$4.48
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,280,000	3,624,000	6,588,000	7,774,000
Gold ozs. sold	27,000	33,000	47,000	68,000
Realized price per silver oz	$6.35	$4.56	$6.72	$4.66
Realized price per gold oz	$398	$335	$395	$341

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