Form 10-K/A
period 2003-12-31
COEUR D ALENE MINES CORP
filed 2004-08-25
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 3

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003

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

Part II.	Item 8.	Financial Statements and Supplementary Data
Part IV.	Item 15.	Exhibits - Independent Auditors' Consent - Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
Date: August 25, 2004	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

AMENDMENT No. 3 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Explanatory Note

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the annual report on Form 10-K originally filed by Coeur d’Alene Mines Corporation (the “Company”) on March 9, 2004 for the fiscal year ended December 31, 2003 (the “Original Annual Report”). The Company is filing this Amendment to revise the disclosure set forth in the second paragraph of Note A and in note (d) to the table in Note T of the Notes to Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years then ended, as listed under Part II, Item 8 herein.

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

ANNUAL REPORT ON FORM 10-K Item 8, Item 15(a), and Item 15(d)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Report of KPMG LLP as of December 31, 2003 and 2002 and for the years
ended December 31, 2003 and 2002	5
Report of Arthur Andersen LLP as of December 31, 2001 and 2000 and for
each of the years in the three-year period ended December 31, 2001	6
Consolidated Balance Sheets – December 31, 2003 and 2002	7
Consolidated Statements of Operations and Comprehensive Loss – Years
Ended December 31, 2003, 2002 and 2001	9
Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 2003, 2002 and 2001	10
Consolidated Statements of Cash Flows for the Years Ended December 31,
2003, 2002 and 2001	11
Notes to Consolidated Financial Statements	12

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

	Years Ended December 31,
	2003	2002	2001
	Restated	Restated
Net loss attributable to Common shareholders	$(66,232)	$(80,819)	$(3,067)
Unaudited pro forma net loss	$(66,248)	$(81,646)	$(3,312)
Basic and diluted net loss per share as reported	$(0.39)	$(1.03)	$(0.07)
Unaudited basic and diluted pro forma net loss per share	$(0.39)	$(1.04)	$(0.08)

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

December 31, 2003 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
		(Restated)	(Restated)
Total revenues	$44,138	$16,509	$48,423	$223	$1,248	$110,541

Depreciation and amortization	5,421	1,519	9,400	32	255	16,627
Interest income	--	--	3	--	494	497
Interest expense	6	--	418	--	12,427	12,851
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(41,564)	(41,564)
Profit (loss)	5,337	(619)	20,925	(3,522)	(15,012)	7,109
Segment assets(A)	67,421	11,087	29,564	20,951	30,472	159,495
Expenditures for property	12,128	2,362	4,850	325	249	19,914
December 31, 2002 (Restated)	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
		(Restated)	(Restated)
Total revenues	$51,372	$25,003	$14,354	$3,241	$907	$94,877

Depreciation and amortization	3,905	3,361	5,880	42	323	13,511
Interest income	--	--	5	--	293	298
Interest expense	--	--	204	--	21,744	21,948
Writedown of mine property	--	19,046	--	--	--	19,046
Loss on early retirement of debt	--	--	--	--	(19,061)	(19,061)
Profit (loss)	(5,452)	6,074	5,220	(2,081)	(11,014)	(7,253)
Segment assets(A)	52,529	8,367	33,046	19,436	29,545	142,923
Expenditures for property	1,564	2,503	3,695	17	47	7,826
December 31, 2001	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$48,786	$15,478	$149	$--	$7,499	$71,912

Depreciation and amortization	9,205	3,448	172	24	(1,502)	11,347
Interest income	--	--	2	--	1,684	1,686
Interest expense	--	--	2,330	--	12,262	14,592
Gain on metals derivatives	--	--	--	--	526	526
Writedown of mine property	--	--	(966)	--	(8,386)	(9,352)
Income tax benefit (provision)	--	1	--	--	(7)	(6)
Earnings from non-consolidated Subsidiary	--	--	--	--	--	--
Gain on early retirement of debt	--	--	--	--	48,217	48,217
Profit (loss)	5,191	(1,700)	(3,740)	(1,357)	(14,612)	(16,218)
Segment assets(A)	68,432	28,998	24,244	19,176	31,257	172,107
Expenditures for property	791	3,193	2,317	30	625	6,956

Notes:
(A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties.

        Segment Reporting

	2003	2002	2001
	(Restated)	(Restated)
Profit (loss)
Total profit or loss for reportable segments	$7,109	$(7,253)	$(16,218)
Gain (loss) on legal settlements	--	--	--
Gain (loss) on metal hedging	--	--	526
Depreciation and amortization	(16,627)	(13,511)	(11,347)
Interest expense	(12,851)	(21,948)	(14,592)
Writedown of mine property and other	(41,564)	(38,107)	38,558

Loss before income taxes	$(63,933)	$(80,819)	$(3,073)

Assets
Total assets for reportable segments	$159,495	$142,923	$172,107
Cash and cash equivalents	62,417	9,093	14,714
Short-term investments	19,265	518	3,437
Other assets	18,290	20,957	20,122

Total consolidated assets	$259,467	$173,491	$210,380

Segment Reporting

        Geographic Information

2003:	Revenues(a)	Long-Lived Assets (1)
	(Restated)
United States	$61,764	$65,781
Chile	48,639	15,623
Other Foreign Countries	138	22,293

Total	$110,541	$103,697

	(Restated)
2002:
United States	$77,284	$53,437
Chile	17,686	20,094
Other Foreign Countries	(93)	20,402

Total	$94,877	$93,933

2001:
United States	$68,348	$76,440
Chile	5,190	22,477
Other Foreign Countries	(1,626)	19,300

Total	$71,912	$118,217

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

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 as restated for the error:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2003 (Restated):
Net revenues (a)	$28,800	$26,554	$23,962	$31,225
Net loss (a) (b) (c)	$(31,653)	$(4,105)	$(17,610)	$(12,864)
Net loss attributable to common shareholders	$(31,653)	$(4,105)	$(17,610)	$(12,864)
Basic and diluted net loss per share attributable to common
shareholders	$(0.23)	$(0.03)	$(0.10)	$(0.06)
2002 (Restated):
Net revenues(c)(d)	$17,596	$21,925	$25,995	$29,361
Net loss (d)(e)(f)	$(11,297)	$(11,059)	$(12,878)	$(45,585)
Net loss attributable to common shareholders	$(11,297)	$(11,059)	$(12,878)	$(45,585)
Basic and diluted net loss per share attributable to common
shareholders	$(0.22)	$(0.16)	$(0.15)	$(0.44)

(a)	Included in the first quarter of 2003 is $0.5 million loss on embedded derivative for the first quarter of 2003; $0.3 million of gain on embedded derivative in the second quarter of 2003; $0.3 million of gain on embedded derivative in the third quarter of 2003; and $0.7 million of gain on embedded derivative in the fourth quarter of 2003.

(b)	Includes loss on induced conversion of debentures of approximately $28.1 million in the first quarter of 2003, $0.1 million in the second quarter of 2003, $5.8 million in the third quarter of 2003 and $7.6 million in the fourth quarter of 2003.

(c)	Includes loss on cumulative effect adjustment for adoption of FAS 143 “Accounting for Asset Retirement Obligations” of $2.3 million in the first quarter of 2003.

(d)	Included in the first quarter of 2002 is $0.6 million of gain on embedded derivative for the first quarter of 2002; $0.2 million of loss on embedded derivative in the second quarter of 2002; $0.5 million of loss on embedded derivative in the third quarter of 2002; $0.5 million of gain on embedded derivative in the fourth quarter of 2002.

(e)	Includes loss on induced conversion of debentures of approximately $0.3 million in the first quarter of 2002, $2.7 million in the second quarter of 2002 and $16.1 million in the fourth quarter of 2002.

(f)	Includes write-down of mining properties of approximately $19 million in the fourth quarter of 2002.

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