Form 10-Q
period 2004-09-30
COEUR D ALENE MINES CORP
filed 2004-11-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2004.

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 213,260,559 shares were issued and outstanding as of November 4, 2004.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) --	3
	September 30, 2004 and December 31, 2003
	Consolidated Statements of Operations and
	Comprehensive Loss (Unaudited) --	5
	Three and Nine Months Ended September 30, 2004
	and 2003
	Consolidated Statements of Cash Flows (Unaudited) --	6
	Three and Nine Months Ended September 30, 2004
	and 2003
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of	21
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	43
Item 4.	Controls and Procedures	45
PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	46
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits	46
Signatures		47
Certifications of CEO and CFO		48

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003
		(Restated)
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$166,056	$62,417
Short-term investments	52,335	19,265
Receivables	6,892	8,103
Ore on leach pad	18,577	17,388
Metal and other inventory	18,378	12,535
Prepaid expenses and other	3,693	3,067

	265,931	122,775
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	84,481	87,546
Less accumulated depreciation	(52,421)	(52,868)

	32,060	34,678
MINING PROPERTIES
Operational mining properties	117,275	114,018
Less accumulated depletion	(98,107)	(90,245)

	19,168	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	25,121	25,121

	64,414	69,019
OTHER ASSETS
Non-current ore on leach pad	24,626	14,705
Restricted investments	10,860	8,710
Debt issuance costs, net	5,832	87
Marketable securities	32	19
Other	8,624	9,474

	49,974	32,995

TOTAL ASSETS	$412,379	$259,467

See notes to consolidated financial statements.

COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003
		(Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$12,589	$7,772
Accrued liabilities	12,156	5,218

Accrued interest payable	473	120
Accrued salaries and wages	5,043	5,705
Current portion of remediation costs	824	1,278
Current portion of bank financing	--	2,367

	31,085	22,460
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	--
7 1/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	21,992	20,934
Other long-term liabilities	7,010	9,032

	209,002	39,529
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued
214,319,770 and 214,195,186 at September 30, 2004 and December 31, 2003
(1,059,211 shares held in treasury at both dates, respectively)	214,320	214,195
Additional paid-in capital	543,263	542,900
Accumulated deficit	(570,198)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,903)	(1,377)

	172,292	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$412,379	$259,467

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		Restated		Restated
	(In Thousands, except per share data)
REVENUES
Sales of metal	$30,211	$23,636	$86,242	$78,245
Interest and other	1,056	326	1,142	1,071

Total revenues	31,267	23,962	87,384	79,316
COSTS AND EXPENSES
Production	19,014	18,849	52,328	55,740
Depreciation and depletion	4,862	3,257	14,481	12,955
Administrative and general	3,266	2,776	9,941	8,241
Exploration	3,270	1,154	8,256	3,367
Pre-development	3,117	463	8,768	1,229
Interest	662	6,703	2,257	10,726
Other holding costs	262	2,602	1,606	4,171
Merger Expenses	14,894	--	14,894	--
Loss on exchange and early retirement of debt	--	5,769	--	33,957

Total cost and expenses	49,347	41,573	112,531	130,386

LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	(18,080)	(17,611)	(25,147)	(51,070)
Income tax benefit	--	--	--	7

NET LOSS BEFORE CUMULATIVE EFFECT IN
CHANGE IN ACCOUNTING PRINCIPLE	(18,080)	(17,611)	(25,147)	(51,063)
Cumulative effect of change in accounting principle	--	--	--	(2,306)

NET LOSS	(18,080)	(17,611)	(25,147)	(53,369)
Other comprehensive income (loss)	333	78	(526)	(319)

COMPREHENSIVE LOSS	$(17,747)	$(17,533)	$(25,673)	$(53,688)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock
outstanding	213,261	183,102	213,217	153,679

Net loss per common share before cumulative effect of
change in accounting principle	$(0.08)	$(0.10)	$(0.12)	$(0.33)
Cumulative effect of change in accounting principle	--	--	--	(0.02)

Net loss per common share	$(0.08)	$(0.10)	$(0.12)	$(0.35)

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		Restated		Restated
	(In Thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,080)	$(17,611)	$(25,147)	$(53,369)
Add (deduct) non-cash items:
Depreciation and depletion	4,862	3,257	14,481	12,955
Loss on early retirement of debt	_	5,769	--	33,957
(Gain) loss on embedded derivative	(1,395)	(323)	362	346
Non-cash interest expense	--	7,088	--	8,191
Cumulative effect of change in accounting principle	--	--	--	2,306
Compensation expense on restricted stock	321	302	994	520
Other charges	370	55	1,567	569
Changes in Operating Assets and Liabilities:
Receivables	3,277	3,116	1,211	(247)
Prepaid expenses and other	(74)	(4,492)	(388)	(3,798)
Inventories	(7,406)	612	(16,954)	(4,624)
Accounts payable and accrued liabilities	11,175	2,029	9,812	(1,341)

CASH USED IN OPERATING ACTIVITIES	(6,950)	(198)	(14,062)	(4,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,107)	(9,303)	(59,950)	(82,256)
Proceeds from sales of short-term investments	10,521	8,618	23,232	80,128
Capital expenditures	(2,732)	(7,391)	(5,858)	(15,102)
Other	41	312	278	225

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	6,723	(7,764)	(42,298)	(17,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	--	(61)	(9,561)	(22,453)
Retirement of building loan	--	--	(1,200)	--
Proceeds from issuance of subordinated notes	--	--	180,000	--
Debt issuance costs	--	--	(6,089)	33,268
Proceeds from issuance of common stock	--	75,998	--	87,498
Bank Borrowings on working capital facility	--	6,265	6,056	22,868
Payments to Bank on working capital facility	--	(6,810)	(8,423)	(21,714)
Common stock repurchase	--	--	(793)	--
Other	1,424	(32)	9	(95)

CASH PROVIDED BY
FINANCING ACTIVITIES:	1,424	75,360	159,999	99,372

INCREASE IN CASH AND CASH EQUIVALENTS	1,197	67,398	103,639	77,832
Cash and cash equivalents at beginning of period	164,859	19,527	62,417	9,093

Cash and cash equivalents at end of period	$166,056	$86,925	$166,056	$86,925

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A- BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K and 10-K/A No. 3 for the year ended December 31, 2003.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., Cerro Bayo Ltd., Compania Minera Polimet S.A. and Empressa Minera Manquiri S.R.L. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

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

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

        At September 30, 2004, the Company had outstanding provisionally priced sales of $17.0 million, consisting of 1.9 million ounces of silver, 10,067 ounces of gold and 796,487 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $19,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $10,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $8,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $7,000.

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

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income loss. Realized gains and losses from the sale of these investments are included in determining net income/(loss).

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

        The Company reported ore on leach pads of $43.2 million as of September 30, 2004. Of this amount, $18.6 million is reported as a current asset and $24.6 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60-day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. The estimated recoveries for silver and gold used are 61.5% and 93%, respectively. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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

        Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company utilizes the methodology set forth in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on detailed engineering life-of-mine plans. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s performance could have a material effect on the Company’s financial position and results of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Investments: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions, insurance companies and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the respective institutions or agency and depositing cash in restricted accounts with third party trustees. The Company held certificates of deposit and cash restricted under these agreements of $10.9 million and $8.7 million, at September 30, 2004 and December 31, 2003, respectively. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 0.62 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At September 30, 2004 and December 31, 2003, the carrying amount of the deferred stripping costs were $0.9 million and $1.2 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels, complete amortization should occur in less than four years. The amounts that were amortized for the three and nine months ended September 30, 2004 were $0.1 million and $0.3 million, respectively, and the amounts that were amortized for the three and nine months ended September 30, 2003 were $0.1 million and $0.2 million, respectively.

        Reclamation and Remediation Costs: Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements. The Company measured the cumulative accretion and accumulated depreciation for the period from the date the liability would have been recognized if SFAS No. 143, “Accounting for Asset Retirement Obligations”, was in effect when the Company incurred the liability to the date of the adoption of SFAS No. 143, January 1, 2003, and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations we used current information, assumptions, and interest rates.

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

        Derivative Financial Instruments: The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or other comprehensive income (loss) (OCI). Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations and Comprehensive Loss when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note J – “Financial Derivatives and Forward Sales Contracts”.

        Stock-based Compensation Plans: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the Intrinsic — Value based method of accounting described above and has adopted only the disclosure requirements of SFAS 123. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.” SFAS 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-valued based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 have no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time.

        Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Net loss attributable to common shareholders
as reported	$(18,080)	$(17,611)	$(25,147)	$(53,369)
Pro forma net loss	$(18,177)	$(17,407)	$(25,618)	$(53,173)
Basic and diluted net loss per share as reported	$(0.08)	$(0.10)	$(0.12)	$(0.35)
Basic and diluted pro forma net loss per share	$(0.09)	$(0.10)	$(0.12)	$(0.35)

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

        Comprehensive Income/(Loss): In addition to net income/(loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive loss include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gain (loss) on marketable securities	$127	$35	$(288)	$(417)
Change in fair value of derivative hedging, net
of settlement	206	43	(238)	98

Other comprehensive income (loss)	$333	$78	$(526)	$(319)

        Net Income/(Loss) Per Share: Net loss per share is computed by dividing the net income/(loss) attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was anti-dilutive in the three and nine months ended September 30, 2004 and 2003.

        Detail of potentially dilutive shares excluded from earnings per share calculation due to anti-dilution:

	September 30, 2004	September 30, 2003
Options	1,810,104	1,679,622
1 1/4% Convertible Senior Notes at $7.60	23,684,211	--
7 1/4% Debentures Convertible at $17.45	--	548,023
9% Notes Convertible at $1.60	--	2,875,609

Total potentially dilutive shares	25,494,315	5,103,254

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

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

NOTE C- ORE ON LEACH PAD

        Ore on leach pad consists of the following:

	September 30, 2004	December 31, 2003
Ore on leach pad - Current	$18,577	$17,388
Ore on leach pad - Non-current	24,626	14,705

Total ore on leach pads	$43,203	$32,093

NOTE D- METAL AND OTHER INVENTORY

        Inventories consist of the following:

	September 30, 2004	December 31, 2003
Concentrate and dorè inventory	$12,896	$7,980
Supplies	5,482	4,555

Metal and other inventory	$18,378	$12,535

NOTE E- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has operating loss carryforwards which expire in 2008 through 2023 for U.S. carryforwards and indefinitely for foreign carryforwards. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The amount recognized in the nine months ended September 30, 2003 relates to a cash refund received during that quarter.

NOTE F– LONG-TERM DEBT

        On January 13, 2004, the Company completed its offering of $180 million aggregate principal amount of 1 1/4% Convertible Senior Notes due 2024 (the “1 1/4% Notes”). The 1 1/4% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the 1 1/4% Notes is payable in cash at the rate of 1 1/4% per annum beginning July 15, 2004. The Company intends to use the proceeds of the 1 1/4% Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project. The 1 1/4% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering of the 1 1/4% Notes was made under Coeur’s existing shelf registration statement.

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

NOTE G– RECLAMATION AND REMEDIATION

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to September 30, of 2004:

(in thousands)
Asset Retirement Obligation - January 1, 2004	$20,657
Accretion	1,162
Additions	--
Settlements	(59)

Asset Retirement Obligation - September 30, 2004	$21,760

NOTE H- PENSION AND POST-RETIREMENT OBLIGATIONS

The Company provides pension and post-retirement medical and life insurance benefits to qualifying full-time employees and retired employees and their dependents either voluntarily or as a result of union contracts. The Company incurred costs of providing these benefits during the nine-month periods ended September 30, 2004 and 2003 as follows:

	Nine Months Ended September 30
	Defined Benefit Plan		Post-Retirement Medical Plan
Components of Net Period Benefit Cost: (In thousands)	2004	2003	2004	2003
Service cost	$259	$202	$13	$13
Interest cost	282	251	87	88
Expected return on plan assets	(159)	(135)	--	--
Amortization of prior service cost	42	42	--	--
Amortization of the net (gain) loss	202	174	--	--

Net periodic benefit cost	$626	$534	$100	$101

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.0 million to its pension plans in 2004 and it is now estimated that $0.7 million will be expected to be contributed in 2004. As of September 30, 2004, $0.5 million of contributions have been made.

NOTE I — FINANCIAL DERIVATIVES AND FORWARD SALES CONTRACTS

        For the first nine months of 2004, the Company recorded a realized loss of approximately $0.1 million in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million in the first quarter of 2004.

        The following table summarizes the information at September 30, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates except as to provisionally priced sales of concentrates which are discussed below the table. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 9/30/04
Liabilities
Long Term Debt (A)
Fixed Rate	--	--	--	--	--	$180,000	$161,124
Average Interest Rate	1 1/4%	1 1/4%	1 1/4%	1 1/4%	1 1/4%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,930	--	--	--	--	$1,930	$(108)
Exchange Rate
(CLP to USD)	$612	--	--	--	--

        At September 30, 2004, the Company had outstanding provisionally priced sales of $17.0 million, consisting of 1.9 million ounces of silver, 10,067 ounces of gold and 796,487 pounds of copper, which had a fair value of approx $17.6 million.

        Fair value is determined by trading information on or near the balance sheet date. Long term debt represents the face amount of the outstanding Convertible Senior Notes and timing of when these become due. Interest rates presented in the table are calculated using the weighted average of the outstanding face amount of Convertible Senior Notes for the period remaining in each period presented. All long term debt is denominated in US dollars.

NOTE J- SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE K- SEGMENT REPORTING

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

        The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley and Cerro Bayo mining properties and the Company’s exploration programs, which includes the San Bartolomé silver development property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Teck Cominco Metals Ltd.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank, Morgan Stanley, Mitsui and N.M. Rothschild.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Segment Reporting
(In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Nine Months Ended September 30, 2004
Total net sales and revenues	41,263	17,445	27,278	(21)	1,419	87,384
Depreciation and depletion	7,459	1,430	5,343	47	202	14,481
Interest income	--	--	4	--	2,308	2,312
Interest expense	1	--	123	--	2,133	2,257
Loss on forward sales contracts	--	--	--	--	936	936
Merger expenses	--	--	--	--	14,894	14,894
Profit (loss)	17,590	2,680	6,374	(5,229)	(13,994)	7,421
Segment assets (A)	75,234	11,036	30,148	21,164	31,058	168,640
Capital expenditures for property	1,616	1,537	2,099	390	216	5,858

	Rochester Mine	Galena Mine (Restated)	Cerro Bayo Mine (Restated)	Exploration	Other	Total
Nine Months Ended September
30, 2003: (Restated)
Total net sales and revenues	33,390	11,336	33,727	120	743	79,316
Depreciation and depletion	4,094	1,082	7,566	32	181	12,955
Interest income	--	--	3	--	228	231
Interest expense	5	--	355	--	10,366	10,726
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(33,957)	(33,957)
Profit (loss)	4,705	(1,335)	15,525	(2,102)	(10,225)	6,568
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102

Notes:
(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

Segment Reporting Cont.
(In Thousands)

	Nine Months Ended September 30,
	2004	2003 Restated
Income (Loss)
Total income (loss) from reportable segments	$7,421	$6,568
Depreciation, depletion and amortization expense	(14,481)	(12,955)
Interest expense	(2,257)	(10,726)
Other	(15,830)	(33,957)

Loss before income taxes and cumulative	$(25,147)	$(51,070)
effect of change in accounting principle

	September 30,
Assets	2004	2003 Restated
Total assets for reportable segments	$168,640	$159,888
Cash and cash equivalents	166,056	86,925
Short-term investments	52,335	7,282
Other assets	25,348	15,421

Total consolidated assets	$412,379	$269,516

	Nine Months Ended
Geographic Information	September 30, 2004	September 30, 2004
(In thousands)	Revenues(a)	Long-Lived Assets
United States	$60,126	$61,049
Chile	27,256	15,126
Other Foreign Countries	2	20,299

Consolidated Total	$87,384	$96,474

	Nine Months Ended
	September 30, 2003 Restated	September 30, 2003 Restated
	Revenues(a)	Long-Lived Assets
United States	$45,469	$64,437
Chile	33,631	16,260
Other Foreign Countries	216	21,580

Consolidated Total	$79,316	$102,277

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $(4), and $141, respectively, and to segment assets in the amount of $461 and $377, respectively, as of and for the nine months ended September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Exploration	Other	Total
Three Months Ended September 30, 2004
Total net sales and revenues	14,645	4,905	10,779	(29)	967	31,267
Depreciation and depletion	2,728	476	1,565	22	71	4,862
Interest income	--	--	4	--	926	930
Interest expense	--	--	50	--	612	662
Income tax (credit) expense	--	--	--	--	--	--
Loss on early retirement of debt	--	--	--	--	--	--
Merger expenses	--	--	--	--	14,894	14,894
Profit (loss)	6,201	691	2,547	(2,189)	(4,913)	2,337
Segment assets (A)	75,234	11,036	30,148	21,164	31,058	168,640
Capital expenditures for property	1,616	1,537	2,099	390	216	5,858

	Rochester Mine	Galena Mine (Restated)	Cerro Bayo Mine (Restated)	Exploration	Other	Total
Three Months Ended September 30, 2003
(Restated)
Total net sales and revenues	12,603	1,992	8,443	68	856	23,962
Depreciation and depletion	1,389	331	1,464	16	57	3,257
Interest income	--	--	2	--	71	73
Interest expense	5	--	137	--	6,561	6,703
Income tax (credit) expense	--	--	--	--	--	--
Loss on early retirement of debt	--	--	--	--	(5,769)	(5,769)
Profit (loss)	1,518	(1,238)	2,367	(1,988)	(2,541)	(1,882)
Segment assets (A)	68,090	9,764	31,428	20,929	29,677	159,888
Capital expenditures for property	9,559	1,979	2,967	325	272	15,102

Notes: (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont.
(In Thousands)

	Three Months Ended September 30,
	2004	2003 (Restated)
Income (Loss)
Total loss from reportable segments	$2,337	$(1,882)
Depreciation, depletion and amortization expense	(4,862)	(3,257)
Interest expense	(662)	(6,703)
Other	(14,893)	(5,769)

Loss before income taxes	$(18,080)	$(17,611)

	September 30,
	2004	2003 (Restated)
Assets
Total assets for reportable segments	$168,640	$159,888
Cash and cash equivalents	166,056	86,925
Short-term investments	52,335	7,282
Other assets	25,348	15,421

Total consolidated assets	$412,379	$269,516

Geographic Information
(In thousands)

	September 30, 2004
	Revenues(a)	Long-Lived Assets
United States	$19,909	$61,049
Chile	11,356	15,126
Other Foreign Countries	2	20,299

Consolidated Total	$31,267	$96,474

	September 30, 2003
	Revenues(a) (Restated)	Long-Lived Assets (Restated)
United States	$15,090	$64,437
Chile	8,923	16,260
Other Foreign Countries	(51)	21,580

Consolidated Total	$23,962	$102,277

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

        The segment data for the Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $299, and $(38), respectively, and to segment assets in the amount of $461 and $377, respectively, as of and for the three months ended September 30, 2003.

NOTE L- LITIGATION AND OTHER EVENTS

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

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, and (ii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Commencing in 2006, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum aggregate of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after May 14, 2021.

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and the railroad which operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company filed a motion for summary judgment, which was heard on July 14, 2004. On September 3, 2004, the court entered judgment in favor of the Company and against the plaintiffs, and ordered that the second amended complaint be dismissed with prejudice. On September 30, 2004 plaintiffs filed a notice of appeal to the Supreme Court of the State of Idaho. The Company is not able to predict what the outcome of the appeal will be.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributable to the alleged breach. The Company believes it did not breach the contract and that it is not liable. However, at this early stage of the proceedings the outcome of the suit cannot be predicted.

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

        The following commentary provides management’s perspective and analysis regarding the financial and operating performance of Coeur d’Alene Mines Corporation (the “Company”) for the quarter and nine month periods ended September 30, 2004. It consists of the following subsections:

•	“General” – a brief summary of the primary factors affecting our financial and operating results in the past that will affect our future financial and operating results, as well as our expectations for 2004.

•	“Operating Highlights and Statistics” – A summary of the Company’s operations and indicators of profitability and efficiency at the company’s various operations individually and, where relevant, on a consolidated basis.

•	“Exploration and Development Projects” – A summary of the Company’s exploration and development projects.

•	“Critical Accounting Policies” – a review of accounting policies the Company considers critical because they involve assumptions that could have a material effect on the Company’s reported assets, liabilities, income or cash flow and that require difficult, subjective or complex judgments by management.

•	“Results of Operations” – a discussion and analysis of the specific operating and financial results for the quarter and nine-month periods ended September 30, 2004 as compared to the same periods in 2003.

•	“Liquidity and Capital Resources” – a discussion of the Company’s cash flow and liquidity, investing and financing activities, and significant contractual obligations.

        These items should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in this quarterly report and in the Company’s 2003 Annual Report on Form 10-K, as amended.

General

        The results of the Company’s financial and operating results are significantly affected by the market prices of gold and silver which fluctuate widely and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors, including our ability to replace depleted reserves from exploration and new developmental projects. In South America, the San Bartolome project continues to progress toward an investment decision in the fourth quarter of 2004. In Alaska, the Company expects to make a construction decision in the fourth quarter of 2004 for the Kensington project, contingent upon permit approval.

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves in order to remain the nation’s largest primary silver producer and one of the world’s larger primary silver producers; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development–stage properties into producing mines; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, providing short-term positive cash flow return and expanding its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

        During the second and third quarter of 2004, the Company was engaged in a tender offer for all of the outstanding shares of a Canadian precious metals company, Wheaton River Minerals Ltd. On September 30, 2004, the tender offer expired without any shares being accepted for purchase due to unsatisfied conditions, thereby terminating the offer. As a result, the financial results for the first nine months ended September 30, 2004 were impacted by expenses of $14.9 million related to the tender offer.

        In addition, during the third quarter, results were adversely affected by a delay in concentrate shipments from the Company’s Cerro Bayo Mine resulting from a temporary shutdown at the customer’s smelter. Consequently, $7.7 million of sales and $2.1 million of operating profit associated with the delivery of 583,315 ounces of silver and 10,298 ounces of gold were deferred to the fourth quarter of 2004. The issue at the customer’s smelter was resolved during the quarter and normal shipping of concentrates has resumed.

        The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues during the nine months ended September 30, 2004.

        The average prices of silver (Handy and Harmon) and gold (London Financial) for the first nine months of 2004 were $6.49 and $401 per ounce, respectively. The market prices of silver and gold on November 4, 2004 were $7.40 per ounce and $430 per ounce, respectively.

        Management’s Discussion and Analysis includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represents a non- U.S. generally accepted accounting principles (“GAAP”) measurement that management uses to monitor and evaluate the performance of its mining operations. Management believes cash costs per ounce provide an indicator of profitability and efficiency at each location and on a consolidated basis and may provide a benchmark for company performance with that of other mining companies and other mine operating properties. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash cost per ounce measurement.

Operating Highlights and Statistics

South American Operations

        At the Cerro Bayo mine, silver production was 923,789 ounces in the third quarter of 2004 compared to 1,150,751 ounces in the third quarter of 2003. The decline in silver ounces was primarily attributed to a 23% decrease in ore grade. Total cash costs per ounce in the third quarter of 2004 increased 150% to $2.95 per ounce from $1.18 per ounce in the third quarter of 2003, reflecting higher operating costs related to steel, diesel fuel, labor and contract services combined with lower production ounces. Gold production decreased by 2% to 14,885 ounces for the third quarter of 2004 compared to 15,220 ounces in the same period in 2003. The decrease is primarily due to a 4% decrease in the grade of material mined.

        For the first nine months of 2004, the mine produced 3,194,881 ounces of silver compared to 3,775,953 ounces for the same period in 2003. The decrease in silver ounces was attributed to 8% lower silver mill grades and a 10% decline in total tons milled. Gold production decreased 28% to 37,365 ounces in the first nine months of 2004 compared to 52,173 ounces produced in the same period in 2003. The decline in gold ounces produced was due to anticipated lower mill tonnage and a lower grade material mined in the first nine months of 2004 and the absence of Furioso high grade gold reserves that were mined out in 2003. Total cash costs per ounce increased to $2.87 per ounce in the first nine months of 2004 from $0.73 per ounce in the same period last year, reflecting lower silver and gold production and higher operating costs.

North American Operations

        At the Rochester mine, silver production decreased 23% to 1,324,127 ounces in the third quarter of 2004 from 1,717,947 ounces during the third quarter of 2003. Gold production increased 14% to 17,432 ounces in the third quarter of 2004 compared to 15,346 ounces during the third quarter of 2003. Total cash costs per ounce increased to $4.23 from $3.66 in the third quarter of 2003. The decline in silver production and increased cash costs per ounce was primarily attributed to a 17% lower silver grade and higher diesel and steel costs partially offset by the increase in production.

        During the first nine months of 2004, silver produced at Rochester decreased 5% to 3,951,428 ounces from 4,160,993 ounces during the same period in 2003. Gold production was 44,912 ounces or 9% higher as compared to 41,237 ounces during the same period in 2003. Total cash costs per ounce for the first nine months of 2004 was $4.78 as compared to $4.61 in the same period of 2003. The decline in silver production and increased cash costs per ounce was primarily due to a 24% lower silver grade and higher diesel and steel costs.

        At Coeur Silver Valley, silver production increased to 785,296 ounces in the third quarter of 2004 compared to 437,249 ounces in the third quarter of 2003. The total cash costs per ounce increased to $6.16 during the third quarter of 2004 from $5.46 during the comparable quarter in 2003. Higher production and higher costs per ounce, as compared to the same period in 2003, are due to the suspension of operations during the third quarter of 2003 related to maintenance work on the mine’s hoist, which was completed and plans implemented to prepare the mine for development pursuant to the long-term development plan.

        During the first nine months of 2004, Coeur Silver Valley’s silver production decreased 3% to 2,647,240 ounces compared to 2,733,716 ounces during the same period in 2003. Total cash costs per ounce increased 15% to $5.30 from $4.62. The decreased production and higher costs per ounce reflect the implementation of the optimization plan in the third quarter of 2003.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
ROCHESTER MINE
Silver ozs	1,324,127	1,717,947	3,951,428	4,160,993
Gold ozs	17,432	15,346	44,912	41,237
Cash costs per oz./silver	$4.23	$3.66	$4.78	$4.61
Full costs per oz./silver	$6.22	$4.43	$6.59	$5.54
COEUR SILVER VALLEY/GALENA MINE
Silver ozs	785,296	437,249	2,647,240	2,733,716
Cash costs per oz./silver	$6.16	$5.46	$5.30	$4.62
Full costs per oz./silver	$6.77	$5.91	$5.84	$4.96
CERRO BAYO/MARTHA MINE
Silver ozs	923,789	1,150,751	3,194,881	3,775,953
Gold ozs	14,885	15,220	37,365	52,173
Cash costs per oz./silver	$2.95	$1.18	$2.87	$0.73
Full costs per oz./silver	$4.64	$2.41	$4.54	$2.48
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,033,212	3,305,947	9,793,549	10,670,662
Gold ozs	32,317	30,566	82,277	93,410
Cash costs per oz./silver	$4.34	$3.04	$4.30	$3.24
Full costs per oz./silver	$5.88	$3.92	$5.72	$4.31
CONSOLIDATED SALES TOTALS
Silver ozs. sold	2,790,537	3,144,852	9,345,292	10,911,567
Gold ozs. sold	26,172	29,258	73,408	97,287
Realized price per silver oz	$6.74	$4.94	$6.67	$4.77
Realized price per gold oz	$410	$341	$401	$339

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

Exploration and Development Projects

San Bartolome (Bolivia)

        The final updated feasibility study at the San Bartolome silver project near Potosi, Bolivia was completed in October 2004 and a construction decision is expected in the fourth quarter of 2004.

        Based on the Company’s assessment of the ongoing feasibility study, the initial expected mine life is fifteen years, with proven and probable reserves of 123 million ounces of silver. It is estimated that initial annual mine production will be between six million and eight million ounces of silver annually. It is estimated that approximately 95 million ounces of silver will be produced over the life of the project.

        Initial capital costs are currently estimated at $135 million and per ounce operating costs are estimated at approximately $3.65 per ounce of silver. The increase in capital and operating costs is primarily a result of operating and capital scope adjustments and increased commodity costs associated with steel and diesel fuel since the estimates were first developed. The updated feasibility study is addressing various optimization opportunities.

        In June 2004, the Vice Ministries of Mining, Environment and Sustainable Development in Bolivia issued the final environmental permits for San Bartolome. Pending the review of the final updated feasibility study, a construction decision on the project is expected in the fourth quarter of 2004 with production commencing in 2006.

Kensington (Alaska)

        At the Kensington gold project, located 45 miles north of Juneau in southeast Alaska, the final feasibility results indicate a project with an initial capital cost of $91.5 million to be spent during 2005-2006 with annual production of approximately 100,000 ounces of gold when the proposed mine reaches full production. The cash cost of production is expected to be approximately $220 per ounce. In addition to confirming previously stated reserves, 3.1 million tons of mineralized material averaging 0.274 ounces of gold per ton exist on the property. The Company is currently evaluating an advanced exploration program designed to convert a portion of the mineralized material into reserves. The program is expected to cost between $2 million to $3 million. The initial mine life is approximately ten years with the opportunity to extend the life to fifteen years as mineralized material is converted to reserves.

        During the first quarter of 2004, the draft supplemental environmental impact statement was released for public comment. The Company anticipates that the final Supplemental EIS and Record of Decision will be issued in the first quarter of 2005. In the second quarter the remaining draft permits were released for public comment by the EPA, the US Army Corps of Engineers and the State of Alaska. Final city authorizations have been received from the City and Borough of Juneau. All major permits required for construction are now in the final phases of review and comment and are expected in the first quarter of 2005. However, regulatory agency delays could adversely impact this schedule. With receipt of final permits construction of the project could commence in early 2005 with production beginning in 2006.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed in this Quarterly Report on Form 10-Q throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; and post-employment and other employee benefit liabilities. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        Reserve Estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the continuity between sampling points, the mining and ore processing methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

        Asset Impairment. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable.

        Depreciation, Depletion and Amortization. We depreciate our property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because the 1) determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.

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

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue

        At September 30, 2004, the Company had outstanding provisionally priced sales of $17.0 million, consisting of 1.9 million ounces of silver, 10,067 ounces of gold and 796,487 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $19,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $10,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $8,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $7,000.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $43.2 million as of September 30, 2004. Of this amount, $18.6 million is reported as a current asset and $24.6 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.5 million	3.0 million	4.5 million	10,700	21,400	32,100
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.60	$1.05	$1.41	$0.29	$0.54	$0.76
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.82	$2.01	$3.89	$0.33	$0.71	$1.17

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

RESULTS OF OPERATIONS

        Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

        Sales of metal in the third quarter of 2004 increased by $6.6 million, or 28%, over the third quarter of 2003 to $30.2 million. The increase in product sales of metal is attributable to increased realized prices of silver and gold and an increase in revenues of $1.1 million related to the previously recorded value of shipments pending settlement at the end of the quarter based upon current metal prices, partially offset by lower production ounces sold due to a delay in concentrate shipments from the Company’s Cerro Bayo mine resulting from a temporary shutdown at the customer’s smelter. Consequently, $7.7 million of sales under contract and $2.1 million of operating profit associated with the delivery of 583,315 ounces of silver and 10,298 ounces of gold were deferred to the fourth quarter of 2004. The issue at the customer’s smelter was resolved during the quarter and normal shipping of concentrates has resumed.

        In the third quarter of 2004, the Company produced approximately 3.0 million ounces of silver and approximately 32,300 ounces of gold, compared to 3.3 million ounces of silver and 30,600 ounces of gold in the third quarter of 2003. In the third quarter of 2004, the Company sold 2.8 million ounces of silver and 26,200 ounces of gold compared to 3.1 million ounces of silver and 29,300 ounces of gold for the same period in 2003. Realized silver and gold prices were $6.74 and $410 per ounce, respectively, in the third quarter of 2004 compared to $4.94 and $341 in the comparable quarter of 2003. On November 4, 2004 silver and gold prices were $7.40 per ounce and $430 per ounce, respectively.

        Interest and other income in the third quarter of 2004 increased by $0.7 million compared with the third quarter of 2003. The increase was primarily due to increased interest income from short-term investments due to a higher level of cash and short term investments on hand.

Costs and Expenses

        Production costs in the third quarter of 2004 increased by $0.2 million, or 1%, from the third quarter of 2003 to $19.0 million.

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended September 30, 2004

	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	1,324,127	785,296	923,789	3,033,212
Cash Costs per ounce	$4.23	$6.16	$2.95	$4.34

Total Cash Costs (thousands)	$5,602	$4,840	$2,726	$13,168
Add/(Subtract):
Third Party Smelting Costs	(234)	(1,238)	(1,143)	(2,615)
By-Product Credit	7,007	846	5,971	13,824
Deferred Stripping Adjustment	(100)	--	--	(100)
Change in Inventory	(4,439)	(584)	(240)	(5,263)

Production Costs	$7,836	$3,864	$7,314	$19,014

Three months ended September 30, 2003

	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	1,717,947	437,249	1,150,751	3,305,947
Cash Costs per ounce	$3.66	$5.46	$1.18	$3.04

Total Cash Costs (thousands)	$6,296	$2,387	$1,357	$10,040
Add/(Subtract):
Third Party Smelting Costs	(234)	(648)	(1,946)	(2,828)
By-Product Credit	5,558	258	5,560	11,376
Deferred Stripping Adjustment	(80)	--	--	(80)
Change in Inventory	(280)	(476)	1,097	341

Production Costs	$11,260	$1,521	$6,068	$18,849

Other Expenses

        Depreciation and amortization increased in the third quarter of 2004 by $1.6 million, over the prior year’s third quarter, primarily due to increased amortization of capitalized costs at the Silver Valley, Rochester and Martha mines due to additional assets that were placed into service during the period.

        Administrative and general expenses increased in the third quarter of 2004 compared to the same period in 2003 by $0.5 million. The increase is primarily due to outside services related to the implementation of Sarbanes-Oxley Section 404 activities and higher compensation costs.

        Exploration expenses increased by $2.1 million in the third quarter of 2004 compared to the same period in 2003 as a result of expanded exploration efforts at the Galena, Cerro Bayo and Martha mines and increased business development activities.

        Pre-development expenses increased by $2.7 million in the third quarter of 2004 as compared to the same quarter of 2003 due to efforts required to complete the feasibility studies for San Bartolome and Kensington.

        Interest expense decreased in the third quarter of 2004 compared with the third quarter of 2003 to $0.7 million from $6.7 million as a result of a substantial reduction in the interest rates on the Company’s outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

        Merger related expenses of $14.9 million related to the termination of the tender offer to acquire all of the outstanding shares of Wheaton River Minerals Ltd. were written off in the third quarter of 2004.

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $18.1 million, or $0.08 per share, in the third quarter of 2004 compared to a net loss of $17.6 million, or $0.10 per share, in the third quarter of 2003.

        Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

        Sales of metal in the nine months ended September 30, 2004 increased by $8.0 million, or 10%, over the same period of 2003 to $86.2 million. The increase in product sales of metal is attributable to increased prices realized from gold and silver offset in part by a decrease in ounces of silver and gold sold as a result of lower metal production due to a delay in concentrate shipments from the Company’s Cerro Bayo mine resulting from a temporary shutdown at the customer’s smelter. Consequently, $7.7 million of sales under contract and $2.1 million of operating profit associated with the delivery of 583,315 ounces of silver and 10,298 ounces of gold were deferred to the fourth quarter of 2004. The issue at the customer’s smelter was resolved during the quarter and normal shipping of concentrates has resumed.

        In the nine months ended September 30, 2004, the Company produced a total of 9.8 million ounces of silver and 82,300 ounces of gold, compared to 10.7 million ounces of silver and 93,400 ounces of gold in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, the Company sold 9.3 million ounces of silver and 73,400 ounces of gold compared to 10.9 million ounces of silver and 97,300 ounces of gold for the same period in 2003. Realized silver and gold prices were $6.67 and $401 per ounce, respectively, in the nine months ended September 30, 2004 compared to $4.77 and $339 in the comparable period of 2003.

        Interest and other income in the nine months ended September 30, 2004 increased by $0.1 million compared with the same period of 2003. The increase was primarily due to increased interest income from short-term investments due to a higher level of cash and short term investments on hand, partially offset by the closing of the Company’s gold forward sales position in the first quarter of 2004 which resulted in a charge to earnings of $0.9 million.

Costs and Expenses

        Production costs in the nine months ended September 30, 2004 decreased by $3.4 million, or 6%, from the nine months ended September 30, 2003 to $52.3 million. The decrease is the result of lower production volume.

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Nine months ended September 30, 2004

	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	3,951,428	2,647,240	3,194,881	9,793,549
Cash Costs per ounce	$4.78	$5.30	$2.87	$4.30

Total Cash Costs (thousands)	$18,900	$14,039	$9,171	$42,110
Add/(Subtract):
Third Party Smelting Costs	(655)	(3,919)	(4,087)	(8,661)
By-Product Credit	17,969	2,559	14,977	35,505
Deferred Stripping Adjustment	(302)	--	--	(302)
Change in Inventory	(12,239)	315	(4,400)	(16,324)

Production Costs	$23,673	$12,994	$15,661	$52,328

Nine months ended September 30, 2003

	Rochester	Silver Valley	Cerro Bayo	Total
Production of Silver (ounces)	4,160,993	2,733,716	3,775,953	10,670,662
Cash Costs per ounce	$4.61	$4.62	$0.73	$3.24

Total Cash Costs (thousands)	$19,196	$12,623	$2,770	$34,589
Add/(Subtract):
Third Party Smelting Costs	(600)	(3,530)	(4,967)	(9,097)
By-Product Credit	14,616	1,583	18,503	34,702
Deferred Stripping Adjustment	(241)	--	--	(241)
Change in Inventory	(4,112)	(22)	(79)	(4,213)

Production Costs	$28,859	$10,654	$16,227	$55,740

Other Expenses

        Depreciation and amortization was $14.5 million in the nine months ended September 30, 2004 compared with $13.0 million in the first nine months of 2003.

        Administrative and general expenses increased in the nine months ended September 30, 2004 compared to the same period in 2003 by $1.7 million. The increase is primarily due to outside services related to the Company’s implementation of Sarbanes-Oxley Section 404 activities and higher compensation costs.

        Exploration expenses increased by $4.9 million in the nine months ended September 30, 2004 compared to the same period in 2003 as a result of the Company’s efforts to expand ore reserves at or near the existing mines and an increase in business development activities.

        Pre-development expenses increased by $7.5 million in the first nine months of 2004 compared to the same period of 2003 due to the efforts required to complete updated feasibility studies for San Bartolome and Kensington development projects.

        Interest expense decreased in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 to $2.3 million from $10.7 million as a result of a substantial reduction in the interest rate on outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

        Merger related expenses of $14.9 million related to the termination of the tender offer to acquire all of the outstanding shares of Wheaton River Minerals, Ltd. were written off in the third quarter of 2004.

Cumulative Effect of Accounting Change

        Effective with the first quarter of 2003, the Company changed the methodology used to recognize reclamation expense pursuant to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle in the first year of implementation and resulted in a charge of $2.3 million in the first quarter of 2003. (See “Critical Accounting Policies and Estimates – Reclamation and Remediation Costs” above.)

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $25.1 million, or $0.12 per share, in the nine months ended September 30, 2004, compared to a net loss of $53.4 million, or $0.35 per share, in the same period of 2003.

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at September 30, 2004, increased by $134.5 million to approximately $234.8 million compared to $100.3 million at December 31, 2003. The increase was primarily attributed to the increase in cash and cash equivalents and short-term investment proceeds occurring as a result of the issuance of $180 million principal amount of 1 ¼% Convertible Senior Notes due January 15, 2024. See “Management’s Discussion and Analysis – Issuance of 1 ¼% Convertible Senior Notes” below. The ratio of current assets to current liabilities was 8.6 to 1.0 at September 30, 2004, compared to 5.5 to 1.0 at December 31, 2003.

        Net cash used in operating activities for the third quarter of 2004 was $7.0 million compared to net cash used in operating activities of $0.2 million in the third quarter of 2003. The decrease in cash flow from operations is primarily due to costs associated with the proposed Wheaton River Minerals acquisition, an increase in heap leach and concentrate inventories due to a delay of concentrate shipments from the Company’s Cerro Bayo mine resulting from a temporary shutdown at the customer’s smelter as previously discussed and increased expenditures on exploration and pre-development costs, partially offset by higher realized metals prices. Net cash provided by investing activities during the third quarter of 2004 was $6.7 million compared to net cash used of $7.8 million in the prior year’s comparable period. The increase in cash provided by investing activities primarily resulted from an increase in proceeds from sales of short-term investments. Net cash provided by financing activities was $1.4 million in the third quarter of 2004 compared to $75.4 million provided by financing activities in the third quarter of 2003. The decrease was primarily a result of the proceeds from the issuance of common stock in connection with the public offering of 23.7 million shares in 2003. As a result, cash and cash equivalents increased by $1.2 million in the third quarter of 2004 compared to $67.4 million in the third quarter of 2003.

        Net cash used in operating activities in the nine months ended September 30, 2004 was $14.1 million compared to net cash used in operating activities of $4.5 million in the nine months ended September 30, 2003. The decrease in cash flow from operations is primarily due to costs associated with the proposed Wheaton River Minerals project acquisition, an increase in heap leach and concentrate inventories due to a delay of concentrate shipments from the Company’s Cerro Bayo mine resulting from a temporary shutdown at the customer’s smelter as previously discussed and increased expenditures on exploration and pre-development costs, partially offset by working capital recovery. Net cash used in investing activities in the first nine months of 2004 was $42.3 million compared to net cash used in investing activities of $17.0 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in short-term investments purchased with the proceeds from the issuance of the 1 ¼% Convertible Senior Notes issued in the first quarter of 2004. Net cash provided by financing activities was $160.0 million in the first nine months of 2004, compared to $99.4 million provided by financing activities in the first nine months of 2003. The increase was primarily a result of $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes, offset in part by $9.6 million of retirement of long-term debt, payment of $2.4 million on borrowings received under the Company’s working capital facility and $6.1 million of debt issuance costs associated with the issuance of 1 ¼% Convertible Senior Notes due 2024. As a result of the above, cash and cash equivalents increased by $103.6 million in the first nine months of 2004 compared to an increase of $77.8 million for the comparable period in 2003.

Debt and Capital Resources

        The Company has improved its working capital position since December 31, 2003 by completing the issuance of the 1 ¼% Convertible Senior Notes. At September 30, 2004, the Company had $218.4 million of cash and cash equivalents and approximately $12.0 million available under its working capital facility. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

2004 Final Redemption of Remaining 7 1/4% Debentures

        On March 11, 2004, the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 1/4% Convertible Subordinated Debentures due October 15, 2005.

Issuance of 1 1/4% Convertible Senior Notes

        On January 13, 2004, the Company completed its offering of $180 million aggregate principal amount of 1 1/4% Convertible Senior Notes due 2024 (the “1 1/4% Notes”). The 1 1/4% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1 1/4% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project or the acquisition of precious metal properties or businesses. Both the Kensington Project and the San Bartolome Project are pending the completion of updated feasibility studies and final construction decisions. The 1 1/4% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness.

Wheaton River Minerals Offer

        On July 13, 2004, the Company announced that it commenced mailing its tender offer documents to the shareholders of Wheaton River Minerals Ltd. (TSX:WRM, AMEX:WHT). In connection with its offer, Coeur filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission. Under Coeur’s offer, the terms of which are available in the S-4 Registration Statement, on September 30, 2004, the company allowed its offer to expire without having achieved certain minimum tender conditions. During the quarter the Company expensed $14.9 million associated with the Wheaton River tender offer.

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

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, and (ii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Commencing in 2006, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum aggregate of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after May 14, 2021.

Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies and the Union Pacific Railroad Company which were defendants in the Bunker Hill natural resource damage litigation in the Coeur d’Alene Basin, including the Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and the railroad which operated in the Bunker Hill Superfund site. In October 2002, the court conducted a hearing on motions resulting in an order striking certain of the alleged causes of action from the complaint, and dismissing the complaint with leave to amend it. In January 2003, the plaintiffs filed an amended complaint. The court dismissed the amended complaint with leave to amend. In May 2003 a second amended complaint was filed. The Company filed a motion for summary judgment, which was heard on July 14, 2004. On September 3, 2004, the court entered judgment in favor of the Company and against the plaintiffs, and ordered that the second amended complaint be dismissed with prejudice. On September 30, 2004 plaintiffs filed a notice of appeal to the Supreme Court of the State of Idaho. The Company is not able to predict what the outcome of the appeal will be.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any dollar amount of cleanup costs against either the Company or Callahan.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributable to the alleged breach. The Company believes it did not breach the contract and that it is not liable. However, at this early stage of the proceedings the outcome of the suit cannot be predicted.

RISK FACTORS

        You should carefully consider the following factors and other information contained or incorporated by reference in this prospectus before deciding to invest in the securities offered hereby.

Risks Relating to our Business

We have incurred losses in the last five years due to several factors, including historically low gold and silver market prices, and may continue to incur losses in the future.

        We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Factors that significantly contributed to our losses are:

•	until recently, historically low gold and silver market prices;

•	our deliberate pursuit of a growth policy calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness, thereby increasing our interest expense;

•	write-offs for impaired assets and other holding costs in 1999 ($16.2 million), 2000 ($12.2 million), 2001 ($6.1 million), 2002 ($19.0 million) and 2003 ($0.0 million); and

•	losses on the early retirement of debt of $19.1 million in 2002, and $41.6 million in 2003.

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

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. In particular, we anticipate that we could reach a final decision to develop the San Bartolome and Kensington projects in 2004, which would require a capital investment of approximately $226.5 million. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately $29.3 million in 1999, $47.5 million in 2000, $3.1 million in 2001, $80.8 million in 2002 and $63.9 million in 2003. As of September 30, 2004, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $234.8 million at September 30, 2004. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $5.1 million for the year ended December 31, 2003, $8.5 million in 2002 and $29.9 million in 2001. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties, the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities, and the extent to which we are able to reduce the amount of our indebtedness through additional exchanges.

The market prices of silver and gold are volatile and until recently have been near historically low levels. Low silver and gold prices may result in decreased revenues and increased losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 65% of our revenues from sales of silver, our earnings are primarily related to the price of this metal.

        The market price of silver (Handy & Harman) and gold (London Final) on November 4, 2004 was $7.40 and $430 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

        If the prices of silver and gold are depressed for a sustained period, our net losses will continue, we may be forced to suspend mining at one or more of our properties until the price increases, and record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would affect our results of operations.

We have recorded significant write-downs of mining properties in recent years and may have to record additional write-downs, which could negatively impact our results of operations .

        Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs has negatively impacted our results of operations in recent years.

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

        The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results.

        We based our ore reserve determinations as of December 31, 2003 on a long-term silver price average of $5.25 per ounce and a long-term gold price average of $375 per ounce. On November 4, 2004 silver and gold prices were $7.40 per ounce and $430 per ounce, respectively.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution with flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. We again weigh, sample and assay the doré. Finally, a third party smelter converts the doré are able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $43.2 million as of September 30, 2004. Of this amount, $18.6 million is reported as a current asset and $24.6 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.5 million	3.0 million	4.5 million	10,700	21,400	32,100
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.60	$1.05	$1.41	$0.29	$0.54	$0.76
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.82	$2.01	$3.89	$0.33	$0.71	$1.17

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

Our estimates of current and non-current inventories may not be realized in actual production andoperating results, which may negatively affect our business.

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

        Development projects, such as San Bartolome and Kensington, may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for development projects items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our business results of operations may be negatively affected.

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

        Some of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act (RCRA). If the EPA designates these wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a ““Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Idaho and Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Idaho and Alaska. Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on our operations.

        In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on our operations.

We are required to obtain government permits to expand operations or begin new operations. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business as a whole.

        Mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations such as the Kensington development project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our results of operations.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.

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

        An important element of our business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in dilution of the percentage ownership of existing shareholders. We intend to seek shareholder approval for any such acquisitions to the extent required by applicable law, regulations or stock exchange rules. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

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

        All of the Company’s long-term debt at September 30, 2004 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

        The following table summarizes the information at September 30, 2004 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates except as to provisionally priced sales of concentrates which are discussed below the table. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2004	2005	2006	2007	2008	Total	Fair Value 9/30/04
Liabilities
Long Term Debt (A)
Fixed Rate	--	--	--	--	--	$180,000	$161,124
Average Interest Rate	1 1/4%	1 1/4%	1 1/4%	1 1/4%	1 1/4%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,930	--	--	--	--	$1,930	$(108)
Exchange Rate
(CLP to USD)	$612	--	--	--	--

        At September 30, 2004, the Company had outstanding provisionally priced sales of $17.0 million, consisting of 1.9 million ounces of silver, 10,067 ounces of gold and 796,487 pounds of copper, which had a fair value of approx $17.6 million.

        Fair value is determined by trading information on or near the balance sheet date. Long term debt represents the face amount of the outstanding Convertible Senior Notes and timing of when these become due. Interest rates presented in the table are calculated using the weighted average of the outstanding face amount of the Senior Convertible Notes for the period remaining in each period presented. All long term debt is denominated in US dollars.

Item 4. Controls and Procedures

        Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

        Internal Control Over Financial Reporting

        During the quarter ended September 30, 2004, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s internal control over financial reporting as of June 30, 2004. They determined to effect a change in the Company’s internal control over financial reporting, which was reflected in the financial statements for the quarter ended June 30, 2004, that materially affected, or could be deemed to be reasonably likely to materially affect, the Company’s internal control over financial reporting, as discussed below.

        Under auditing standards adopted by the Public Company Accounting Oversight Board, a material weakness in a company’s internal control over financial reporting is defined to be a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. During the quarter ended September 30, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, determined that there was a material weakness in the Company’s internal control over financial reporting, evidenced by an error relating to the method of recording revenues from the sale of concentrates. Consequently, management determined that the Company’s financial statements for the years ended December 31, 2003 and 2002 and the first, second and third quarters therein, and financial statements for the quarter ended March 31, 2004, should be restated to correct that error. The Company restated such financial statements and filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2003, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. As discussed below, the Company has changed its significant accounting policy for revenue recognition to comply with generally accepted accounting principles and has taken steps to implement new procedures to strengthen its review process to avoid a repetition of the error and provide reasonable assurance that revenue is recognized and recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles.

        Historically, the Company recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passed to third-party smelters (typically one to three months after shipment) based on metal prices quoted by an established metal exchange as set forth in each contract, at such date. In order to adhere to correct revenue recognition accounting, it must be recognized that the Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is recorded as a derivative asset in prepaid expenses and other, or, a derivative liability on the balance sheet, and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. As stated above, the Company corrected the error in valuing such embedded derivatives in the financial statements for the years ended December 31, 2003 and 2002 and the quarter ended March 31, 2004, and has changed its significant accounting policy for revenue recognition relating to the embedded derivatives in order to comply with generally accepted accounting principles. The Company’s financial statements for the quarters ended June 30 and September 30, 2004 implement the corrected policy and the Company has taken steps to continue such implementation and to reduce the likelihood that similar errors could occur in the future.

        Information regarding the above matter was fully disclosed to the Company’s outside auditor and the Audit Committee of the Company’s Board of Directors during the quarter ended September 30, 2004.

PART II.    Other Information

Item 2. Unregistered Sales of Equity and Use of Proceeds.

        The following table sets forth information regarding purchases by the Company of its common stock during the periods indicated:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs.
7/01/04 -
7/30/04	--	--	--	--

8/1/04 -
8/31/04	--	--	--	--

9/1/04 -
9/31/04	--	--	--	--

Total	--	--	--	--

Item 6. Exhibits

a)	Exhibits.

10(a) —	Employment agreement, dated as of September 20, 2004, between the Registrant and Jennifer E. Kean.

10(b) —	Employment agreement, dated as of September 20, 2004, between the Registrant and Tom T. Angelos.

10(c) —	Employment agreement, dated as of July 15, 2004, between the Registrant and Alan L. Wilder.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
(Registrant)
Dated November 5, 2004	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman and
Chief Executive Officer
Dated November 5, 2004	/s/ Robert Martinez
ROBERT MARTINEZ
President and
Chief Operating Officer
Dated November 5, 2004	/s/ James A. Sabala
JAMES A. SABALA
Executive Vice President and
Chief Financial Officer