Form 10-K
period 2004-12-31
COEUR D ALENE MINES CORP
filed 2005-03-30
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

Commission File Number 1-8641

COEUR D'ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
505 Front Ave., P. O. Box "I"
Coeur d'Alene, Idaho	83816
(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange/Toronto Stock Exchange/Pacific Stock Exchange
1 1/4% Convertible Senior Notes due January 15, 2024	New York Stock Exchange

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

Yes     X     No        .

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.)

$866,530,918

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 15, 2005.

240,015,206 shares of Common Stock, Par Value $1.00

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 4A.	Executive Officers of the Registrant.
PART II
Item 5.	Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of
Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of
Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
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

OVERVIEW OF MINING PROPERTIES AND INTERESTS

        The Company’s most significant operating and development-stage mining properties and interests are:

•	The Rochester Mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003.

•	Coeur owns 100% of the Cerro Bayo Mine in southern Chile, which is a high grade gold and silver underground mine. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on the 103 mile property package.

•	Coeur owns 100% of the capital stock of Compania Minera Polimet, S.A. (“Polimet”) in Argentina, which owns and operates the high-grade Martha silver mine located 270 miles southeast of the Cerro Bayo Mine in Chile. Mining operations commenced at the Martha Mine in June 2002.

•	Coeur owns 100% of the capital stock of Coeur Silver Valley (“Silver Valley”), which owns and operates the Galena underground silver mine and owns the adjacent Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine and has operating control of several contiguous exploration properties in the Coeur d’Alene Silver Mining District of Idaho.

•	Coeur owns 100% of Empressa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolome project, which is a silver property in Bolivia where an updated feasibility study was completed in 2004 and construction activities have commenced. It is estimated that the San Bartolome project will commence production in the second half of 2006.

•	The Company owns 100% of the Kensington Property, located north of Juneau, Alaska, which is a development-stage property where an updated feasibility study was completed during 2004. In the fourth quarter of 2004, the US Forest Service issued its Record of Decision for the Final Supplemental Environmental Impact Statement (“FSEIS”) which was appealed by an environmental group. The appeal was denied by the U.S. Forest Service on March 23, 2005. It is expected that the remaining permits will be received in the first half of 2005 and that construction could commence and that the project may begin commercial production in 2006.

        Coeur also has interests in other properties which are subject to silver or gold exploration activities at which no mineable ore reserves have yet been delineated.

EXPLORATION STAGE MINING PROPERTIES

        The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia and Tanzania. In keeping with its overall efforts to focus its resources, the Company conducted the majority of its exploration activities during 2004 on or near existing properties where infrastructure and production facilities are already in place. During 2004, the Company significantly increased its exploration activities. During 2005, the Company expects exploration expenses of approximately $10.8 million.

SIGNIFICANT DEVELOPMENTS IN 2004

Our recent performance results include:

•	silver production of 14.1 million ounces in 2004 compared to 14.2 million ounces in 2003;
•	gold production of 129,332 ounces in 2004 compared to 119,518 ounces in 2003;
•	cash cost per silver ounce of $3.66 in 2004, compared to $3.27 in 2003;
•	realized silver prices of $6.82 per ounce in 2004 compared to $4.89 per ounce in 2003 (the market price for silver (according to Handy & Harman) on March 15, 2005 was $7.40 per ounce);
•	realized gold prices of $410 per ounce in 2004 compared to $345 per ounce in 2003 (the closing market price for gold (according to London Gold Market Fixing Ltd.‘s “London Final”) on March 15, 2005 was $441 per ounce);
•	total year-end ore reserves measure 196.2 million ounces of silver, a 12% increase over 2003‘s level, and 1.4 million ounces of gold;
•	completed an updated feasibility study at the San Bartolome project and commenced construction activities;
•	completed an updated feasibility study at the Kensington gold project and obtained a Record of Decision from the lead government agency, the U.S. Forest Service; and
•	completed a public underwriting of $180 million of 1 ¼% Convertible Senior Notes due January 2024 and the underwriting of 26.6 million common shares, thereby increasing the Company’s cash, cash equivalents and short-term investments to $322 million at December 31, 2004.

BUSINESS STRATEGY

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to continue as the world’s leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves in order to remain the nation’s largest primary silver producer and one of the world’s larger primary silver producers; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

SOURCES OF REVENUE

        The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues in 2004. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré plus other income) by the sources of those revenues during the past five years:

Mine/Company	Coeur Percentage Ownership at December 31, 2004	Percentage of Total Revenues in Years Ended December 31,
		2004	2003	2002	2001	2000
Rochester Mine	100%	47.2%	39.9%	54.1%	68.2%	51.3%
Cerro Bayo/Martha Mines(1)	100	33.1	43.7	15.2	0.2	9.6
Galena Mine	100	17.6	14.9	26.4	22.0	17.0
Petorca Mine(2)	--	--	--	--	7.0	6.5
Yilgarn Star Mine(3)	--	--	--	--	(1.2)	9.2
Other	--	2.1	1.5	4.3	3.8	6.4

		100%	100%	100%	100%	100%

(1)	The Company closed the original Fachinal Mine in 2000 and subsequently commenced operations at the Cerro Bayo Mine, located within the same property package but to the east of Fachinal, in April 2002. Revenues include the sale of production from the Martha mine.

(2)	The Company closed the Petorca Mine in August 2001 and sold its interest on August 30, 2002. The Company’s interest in the Petorca Mine was 100% prior to the sale.

(3)	Coeur’s interest in Gasgoyne’s revenue was 50% during the above periods prior to the Company’s sale of Gasgoyne on February 7, 2001. The Company’s interest in Gasgoyne was reported in accordance with the equity method.

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

“Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used a price estimate of $6.00 per ounce for silver, and $390 per ounce for gold (except for Kensington which used $375 per ounce for gold) in estimating probable reserves at December 31, 2004.

“Proven Reserves” are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used a price estimate of $6.00 per ounce for silver and $390 per ounce for gold (except for Kensington which used $375 per ounce for gold) in estimating proven reserves at December 31, 2004.

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

Item 2. Properties.

SILVER AND GOLD MINING OPERATIONS

North America

        Rochester Mine

        The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, which is located approximately 25 road miles northeast of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The property consists of 22 patented and 580 unpatented contiguous mining claims and 54 mill-site claims totaling approximately 11,000 acres.

        Production at Rochester in 2004 was approximately 5.7 million ounces of silver and 69,456 ounces of gold, compared to 5.6 million ounces of silver and 52,363 ounces of gold in 2003. Cash costs per ounce of silver decreased by 16% to $3.93 per ounce in 2004, compared to $4.67 per ounce in 2003.

        During 2003, we relocated and upgraded our existing crushing facility to access a portion of the reserves contained underneath the existing crusher and to expand our leach pad at a cost of approximately $11.3 million. As a result, during 2003, production was lower and per ounce operating costs were higher than historically experienced. We completed the crusher relocation project during the fourth quarter of 2003 and commenced loading higher-grade ores on the leach pad.

        The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 52,925 tons of ore and waste per day were mined in 2004, compared to 50,075 tons per day in 2003. The average ore to waste strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1.

        Ore is crushed and transported by conveyor to a loadout facility where it is transferred to 150 ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100 ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution.

        Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates of between 59% and 61.5% for silver, depending on the ore being leached, and 93% for gold on crushed ore. The leach cycle at the Rochester Mine requires leaching to the year 2011 for all recoverable metal to be recovered. However, a significant proportion of metal recovery occurs in the early years.

        At the Nevada Packard satellite deposit, located south of the Rochester deposit, the Company commenced mining of this silver deposit in the first quarter of 2003.

        The Company’s capital expenditures at the Rochester Mine totaled approximately $3.5 million in 2004. During 2003, the Company relocated and upgraded its existing crushing facility, at a capital cost of $9.2 million, in order to access a portion of the reserves contained underneath the existing crusher. The Company plans capital expenditures at the Rochester Mine of $1.4 million in 2005.

        Asarco Incorporated (“Asarco”), the prior lessee, had a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $19.92 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2004.

Year-end Proven and Probable Ore Reserves(1) - Rochester Mine
(includes Nevada Packard)

	2004	2003	2002
Tons (000's)	23,998	32,563	46,946
Ounces of silver per ton	0.86	0.91	0.85
Contained ounces of silver (000's)	20,731	29,596	39,717
Ounces of gold per ton	0.009	0.009	0.008
Contained ounces of gold	213,000	283,000	365,000

Year-end Mineralized Material

	2004	2003	2002
Tons (000's)	35,064	40,328	33,756
Ounces of silver per ton	0.86	0.77	0.77
Ounces of gold per ton	0.005	0.006	0.009

Operating Data

	2004	2003	2002
Production
Tons ore mined (000's)	10,751	6,626	6,310
Tons crushed/leached (000's)	8,976	7,324	9,185
Ore grade silver (oz./ton)	0.74	0.94	0.83
Ore grade gold (oz./ton)	0.009	0.005	0.006
Silver produced (oz.)	5,669,074	5,585,385	6,417,792
Gold produced (oz.)	69,456	52,363	71,905
Cost per Ounce of Silver
Cash costs(2)	$3.93	$4.67	$2.99
Noncash costs	1.73	0.91	0.76

Total production costs	$5.66	$5.58	$3.75

(1)	Metal prices used were $6.00 per ounce of silver and $390 per ounce of gold in 2004.

(2)	Total cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Coeur Silver Valley

        The Coeur d’Alene Mining District of Idaho is one of the richest silver mining districts in the world. Coeur Silver Valley is a wholly-owned subsidiary of the Company which owns and operates the Galena underground silver mine, an operating mine, and the Coeur and Caladay properties, that adjoin to the Galena mine, located in the heart of the Coeur d’Alene Mining District. Coeur Silver Valley’s property consists of 6,131 acres of Company-owned fee land, patented mining claims and unpatented claims in addition to 4,800 acres of leased claims. Silver Valley recommenced operations at the Coeur mine in June 1996 and continued mining existing reserves there through July 2, 1998 when known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue. We believe that there are significant opportunities in the exploration of Silver Valley and the surrounding area, in addition to site expansion and consolidation. During the second half of 2003, we commenced a three-year optimization plan designed to locate, develop and mine additional resources believed to exist on the property which, if successful, could result in an annual production level of approximately seven million ounces of silver.

        Silver Valley plans to continue exploration and development activities at the Galena, Coeur and Caladay Mines as well as at several contiguous properties in the Coeur d’Alene Mining District with a view toward the development of new silver reserves. During 2004, we spent $1.6 million for exploration activities at the Galena mine. Initially, we selected seven exploration targets for testing and added four additional targets in the year. At mid-year we announced the discovery of new mineralization at the 4000 Level of the Polaris Fault and the 2400 Upper Country Silver Vein. In the third quarter, we commenced definition drilling at the 4300 to 4600 Silver vein target. In the third quarter of 2004 our initial drilling on the Deep Coeur target intersected an extension of the 483 vein in five of eight holes with thin, high-grade silver (0.9 feet at 51.3 ounces of silver per ton) intersected in one hole. In addition, based on our analysis of the existing Galena mine underground workings and drilling results on the Galena mine property, we believe that geologic conditions similar to those at the Galena mine may extend into the adjacent Caladay property providing future exploration opportunities. During 2004, drilling at the Galena mine succeeded in identifying approximately 3.4 million new ounces of reserves and mineralized material. Overall, reserves decreased at Galena due to mining depletion, higher operating costs and external smelter and refinery costs which resulted in an overall increase in the ore reserve cutoff grade.

        Galena Mine

        The Galena Mine property is located immediately west of the City of Wallace in Shoshone County in northern Idaho. The property consists of 52 patented mining claims and 25 unpatented mining claims totaling approximately 1,100 acres.

        The Galena Mine is an underground silver-copper mine and is served by two vertical shafts. The No. 3 shaft is the primary production shaft and is 5,800 feet deep. The Galena shaft primarily provides utility access for water, electrical power and sand backfill for underground operations down to the 2,400 level.

        The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 97% in 2004 and 96% in 2003.

        Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond, which is expanded on an as needed basis, has capacity for approximately eight additional years at current production rates.

        Silver production at the Galena Mine in 2004 was approximately 3.5 million ounces of silver compared to 3.7 million ounces in 2003. During 2004, silver production was adversely affected by lower production grades in the third and fourth quarters as mining operations adjusted to changing geological ground conditions in the more productive mining areas.

        Total cash costs for 2004 increased to $5.46 per ounce compared to $4.66 per ounce in 2003. The higher cash costs are the result of lower-grade ore and the conversion to higher-cost mining methods needed to accommodate ground conditions in certain mining areas during 2004. Also contributing to the higher costs were increased development and mine repair in connection with the ongoing optimization plan.

        Total capital expenditures by Silver Valley at the Galena Mine in 2004 were $2.2 million and the Company plans for capital expenditures of approximately $3.8 million for the Galena Mine during 2005.

Year-end Proven and Probable Ore Reserves -- Galena Mine (1)

	2004	2003	2002
Tons (000's)	718	717	952
Ounces of silver per ton	18.84	21.54	23.09
Contained ounces of silver (000's)	13,518	15,432	21,987

Year-end Mineralized Material (2)

	2004	2003	2002
Tons (000's)	2,169	2,252	2,259
Ounces of silver per ton	10.92	10.94	11.56

Operating Data (Coeur's interest)

	2004	2003	2002
Production
Tons ore milled	169,413	164,732	238,780
Ore grade silver (oz./ton)	21.43	23.61	23.34
Recovery (%)	97	96	95
Silver produced (oz.)	3,521,813	3,735,663	5,302,721
Cost per Ounce of Silver
Cash costs(3)	$5.46	$4.66	$4.25
Noncash costs	0.56	0.37	0.75

Total production costs	$6.02	$5.03	$5.00

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Metal prices used in 2004 were $6.00/ounce of silver, $390/ounce of gold, $0.92/pound of copper, and $0.27/pound of lead.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Coeur Mine

        The Coeur Mine is an underground silver mine located adjacent to the Galena Mine in the Coeur d’Alene Mining District in Idaho, and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

        The Coeur Mine operated until mid-1998 when the property was placed on care and maintenance. While there was no mining activity at the Coeur mine in 2004, the Company believes that significant potential exists to discover additional high grade silver veins beneath the current limit of the underground workings. In addition, the Coeur Mine is connected to the Galena Mine, thus any future discoveries at either mine could be efficiently developed and processed at either facility. This connection is currently being utilized to provide ventilation and secondary access to the Galena Mine.

        Caladay Property

        The Caladay property adjoins the Galena Mine. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. Based on Silver Valley’s analysis of existing Galena Mine underground workings and drilling results on the Galena Property, the Company now knows that similar geologic conditions which exist at the Galena mine extend into the Caladay property below the level of the current Caladay workings. In addition, the Caladay facilities are used to benefit the Galena Mine operations, by providing additional ventilation.

        During the fourth quarter of 2002, the Company performed an impairment review on the Silver Valley property and determined that its carrying amount was impaired at December 31, 2002 based on changes to its overall mine plan and a then reduced long-term silver price estimate of $5.00 per ounce. As a result, the Company recorded an impairment loss of $19.0 million as of that date.

South America

        Chile — Cerro Bayo Mine

        The Cerro Bayo property covers about 103 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and approximately 17 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The Cerro Bayo property contains multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the property as well as the necessary surface rights to permit mining.

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

        The ore processing mill at the Cerro Bayo Mine uses the standard flotation process to produce a high grade gold and silver concentrate. The concentrate processed at this mill is sold to third-party smelters, primarily in Japan. The mill has a design capacity of 1,650 tons per day. During 2004, the Company experienced recovery rates of approximately 92% for gold and 94% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

        During 2004, the Company continued its exploration and development program at the Cerro Bayo vein system, which is located approximately nine miles east of the processing facilities. In 2004, we spent approximately $4.1 million for exploration and completed over 250,000 feet of core drilling. Silver reserves at December 31, 2004, after giving effect to 2005 mine production, increased by 316% to 6.11 million ounces, giving effect to 2004 mine production, and gold reserves increased by 372% to 0.12 million ounces from 2003, giving effect to past production.

        In 2005, we expect to spend $3.9 million for exploration at Cerro Bayo. This investment represents the second year of a three-year exploration plan designed to achieve a reserve and mineralized material level equal to at least three years of production. Developing mineable reserves beyond a three-year time horizon is not practical, nor cost effective, given the nature of our vein deposits, as is the case with other high grade mines.

        Numerous epithermal veins located within the 118 square mile property package in the Cerro Bayo district offer exploration and development opportunities for us. To date, we have discovered over 100 veins, including a number of veins with strike length, width and grade greater than previously encountered in the district, the majority of which are located within nine miles of our existing ore processing facilities. We have focused our recent exploration efforts to date on those veins within the prospective Cerro Bayo trend. Of particular interest from 2004 exploration was the discovery of the Lourdes Norte and Mercedes veins covered by post-mineral gravel and of the new Celia Este and Myriam veins which are located proximal to existing veins. Discovery of covered (blind) veins will be a significant part of future exploration at Cerro Bayo.

        Total capital expenditures at the Cerro Bayo property in 2004 were $2.5 million and the Company plans approximately $2.7 million of additional capital expenditures there in 2005.

        Mining operations at the previously operated nearby Fachinal Mine, on the west side of the Company’s concessions, which consisted of both surface and underground mining, were discontinued in December 2000. The Company turned its focus on the development of the Cerro Bayo vein deposits, discovered approximately nine miles to the east of Fachinal. The Company changed the name of the property to the Cerro Bayo Mine in late 2001 and re-commenced production in 2002.

        Argentina —Martha Mine

        In April 2002, the Company acquired 145,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, for $2.5 million. In June 2002, Coeur commenced shipping Martha’s high-grade ore to the Cerro Bayo Mine for processing. Since we commenced production at the Martha Mine, we have mined 64,900 tons of ore with an average grade of 74.5 silver ounces per ton on 0.1 gold ounces per ton. Like Cerro Bayo, silver and gold are hosted in multiple, epithermal veins at the Martha Mine – though Martha ore is of much higher silver grade than Cerro Bayo.

        We transport ore mined at the Martha Mine by truck for processing at the Cerro Bayo mill, which is located 270 miles northwest of the Martha Mine. The transport costs to ship the ore to the Cerro Bayo mill from the Martha Mine have necessitated a focus on the highest grade portions of the veins discovered at the Martha Mine; however, lower grade mineralized material exists, but is not included in reserves.

        In June 2002, we commenced shipping of high-grade Martha Mine ore to the Cerro Bayo mill. All of the production came from the Martha vein, which was one of six known veins on the Martha Mine property prior to our acquisition of the property. Also in 2002, exploration discovered both extensions of the Martha Mine vein and the R4 Zone within the vein, which is located only 300 feet southwest of the main Martha Mine mining areas. During 2004, we spent $2.3 million on exploration at the Martha Mine.

        In 2004, similar to Cerro Bayo, we embarked on the first year of a three-year exploration program to extend the mine life at the Martha Mine to three years. As part of this program we added approximately 20 square miles of land to our concessions. During 2005, we expect to spend $2.7 million on exploration for the discovery of new mineralization and reserve development, across our large land holdings which exceed 530 square miles in size In 2004, we announced the discovery of two new, high-grade veins at Martha named Francisca and Catalina. Work in the coming year will focus on expanding those discoveries and exploration for additional silver and gold mineralized veins and structures. Silver reserves at December 31, 2004 increased by 290% to 3.93 million ounces from 2003. Since the acquisition of the Martha Mine, we have increased ore reserves (including production) by over 320% through focused exploration and evaluation drilling. Based on reserves and mineralized material discovered to date, the mine life at the Martha Mine has been extended to at least mid 2006.

        The Martha Mine property is large, covering 225 square miles of prospective geology for silver and gold mineralization. To date, we have focused our exploration on the immediate Martha Mine area which covers just 100 acres. In addition, we own about another 305 square miles of exploration stage properties in the Santa Cruz province of southern Argentina which we identified, through our reconnaissance activities as containing good prospective geology.

Year-end Proven and Probable Ore Reserves (1) - Cerro Bayo/Martha Mine

	2004	2003	2002
Tons (000's)	919	661	993
Ounces of silver per ton	10.92	10.18	13.39
Contained ounces of silver (000's)	10,039	6,726	13,293
Ounces of gold per ton	0.13	0.14	0.14
Contained ounces of gold	120,500	95,000	141,000

Year-end Mineralized Material (1)

	2004	2003	2002
Tons (000's)	3,903	3,499	1,067
Ounces of silver per ton	5.21	5.32	7.94
Ounces of gold per ton	0.08	0.10	0.12

Operating Data (2)

	2004	2003	2002
Production
Tons ore milled	487,217	497,151	346,592
Ore grade gold (oz./ton)	0.134	0.151	0.155
Ore grade silver (oz./ton)	10.77	10.67	10.02
Recovery gold (%)	92	90	87
Recovery silver (%)	94	92	90
Gold produced (oz.)	59,876	67,155	45,209
Silver produced (oz.)	4,944,261	4,868,854	3,112,169
Cash costs (3)	$2.07	$0.60	$0.38
Noncash costs	1.26	1.93	1.48

Total production costs	$3.33	$2.53	$1.86

(1)	Production statistics, proven and probable ore reserves and mineralized material include the Martha mine. Metal prices used were $6.00/ounce of Ag and $390/ounce of Au.

(2)	Processing at Cerro Bayo commenced in April 2002 and mining operations at Martha commenced in June 2002. There are no processing facilities at the Martha Mine; therefore the ore is transported to Cerro Bayo. Due to the relationship, the Cerro Bayo and Martha production and financial statements are consolidated for reporting purposes.

(3)	Total cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Although the governments of Chile and Argentina have been relatively stable in recent years, the ownership of property in a foreign country may be subject to the risk of expropriation or nationalization with inadequate compensation. Any foreign operation or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade, investment and taxation.

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

SILVER AND GOLD DEVELOPMENT PROPERTIES

        Bolivia — The San Bartolome Project

        Coeur acquired 100% of the equity in Empressa Miner Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights in the San Bartolome project, a silver property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico. The San Bartolome project consists of several distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico volcanic dome complex.

        The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers of concessions (16,600 acres). The joint venture lease agreements are subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company purchased an additional property known as the Plahipo property which is adjacent to the original property package for $1.3 million. The properties are currently subject to monthly payments totaling approximately $34,700.

        Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, and Diablo Este) and Santa Rita. During 2000, the Company under took an intensive field program and completed a pre-feasibility study. The field program included detailed exploration, bulk sampling, definition drilling, metallurgical studies and environmental baseline data collection. To assist with the pre-feasibility study, which was completed during 2000, Coeur retained third party engineering and geological consulting firms to examine and verify all data used in the study, including the estimate of mineralized material, process flow sheet design, site plan layout and detailed estimates of all operating and capital costs. The study incorporated a cyanide milling flow sheet with a wet pre-concentration screen circuit. In addition, the study identified a number of optimization opportunities that if successful, could significantly enhance the economic returns of the project.

        We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately 6 million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo property, which lies to the east of Cerro Rico. During the third quarter of 2003, we retained Flour Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004. Based upon the results of this more recent feasibility study, we estimate the capital cost of the project to be approximately $135 million, the annual production to be approximately 6-8 million ounces of silver over an initial mine life of approximately 14 years, and the cash costs per ounce of silver produced to be approximately $3.50. In the second quarter of 2004, we obtained all remaining permits. In the fourth quarter of 2004, we commenced construction activities at the project.

        We expect construction will take approximately twenty months, meaning that commercial production could commence in the second half of 2006.

        Coeur expended approximately $5.5 million (includes approximately $1.0 million capitalized in the fourth quarter of 2004), $2.0 million and $2.6 million at the San Bartolome project in 2004, 2003 and 2002, respectively, and plans construction costs of approximately $93.1 million in 2005.

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

        We have obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The policy is in the amount of $155 million and covers 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy is expected to cost approximately $3.4 million during the course of construction and $0.21 per ounce of silver produced when the project commences commercial production.

Year-end Proven and Probable Ore Reserves (1) - San Bartolome Project

	2004	2003	2002
Tons (000's)	46,176	35,274	--
Ounces of silver per ton	3.29	3.48	--
Contained ounces of silver (000's)	151,882	122,816	--

Year-end Mineralized Material -- San Bartolome Project

	2004	2003	2002
Tons (000's)	1,166	238	40,297
Ounces of silver per ton	3.44	4.16	3.14

(1)	Metal prices used were $6.00 per ounce of silver.

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

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduces capital and operating costs while preserving the ability to expand production as market conditions warrant. Based upon the results of the feasibility study, we estimate the capital costs of the project to be approximately $91.5 million, the annual production to be 100,000 ounces of gold over an initial mine life of ten years and the cash cost per ounce of gold produced to be approximately $220. In connection with this study, we retained Snowden Mining Industry Consultants to review and update the mineralization model and produce a new estimate of reserves and mineralized material. The property has been permitted under a previous operating plan. In connection with the updated plan, the Company prepared a Final Supplemental Environmental Impact Statement (“FSEIS”). During the fourth quarter of 2004, a major permitting milestone was reached with the issuance of the Record of Decision (“ROD”) for the FSEIS by the U.S. Forest Service. The Forest Service ROD supports the preferred operating and development plan as set forth by the Company. The ROD is also supported by the Army Corps of Engineers, the State of Alaska and the City and Borough of Juneau. We expect to obtain all required construction permits in the first half of 2005. Upon the receipt of remaining permits, we could make a construction decision in the first half of 2005. We expect construction to take eighteen months, meaning that commercial production could commence during 2006.

        On February 7, 2005, the Southeast Alaska Conservation Council and a group of other community and private environmental groups filed an appeal with the Regional Forester of the U.S. Forest Service in Juneau, Alaska seeking to set aside the ROD for the FSEIS for the Kensington Gold Project. The appellants allege numerous threats to the Berners Bay ecological, cultural and recreational value in violation of the Endangered Species Act, the Alaska National Interest Lands Conservation Act, the National Environmental Policy Act, the National Forest Management Act, the Clean Water Act and other laws and agency regulations. The Company objected to the appellants’ allegations in support of the ROD for the FSEIS issued by the U.S. Forest Service. On March 23, 2005, the US Forest Service upheld the decision to approve the FSEIS.

        The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

Year-end Proven and Probable Ore Reserves(1) - Kensington Property

	2004	2003	2002
Tons (000's)	4,206	4,113	10,946
Ounces of gold per ton	0.25	0.24	0.16
Contained ounces of gold	1,050,000	1,003,000	1,751,000

Year-end Mineralized Material

	2004	2003	2002
Tons (000's)	3,116	7,262	12,014
Ounces of gold per ton	0.27	0.12	0.12

(1)	A gold price of $375 was used to determine ore reserves.

        We believe the Kensington property package has excellent exploration potential. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. During 2005, we plan to commence an exploration program designed to convert 300,000 to 400,000 ounces of gold currently reported as mineralized material to reserves, with potential to increase total gold production and to identify higher grade sections of the deposit that might be mined in the earlier years of the operation. The program is expected to cost approximately $2.6 million. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A budget of $0.7 million is allocated for 2005 at Jualin which consists of approximately 9,400 acres, of which approximately 345 acres are patented claims. The Company’s rights to develop the Jualin property are subject to an agreement which must be renewed in May 2007.

        Total expenditures by the Company at the Kensington property in 2004 were $7.4 million. Such expenditures were used to continue the permitting and updated feasibility activities and included approximately $0.4 million on Jualin exploration. The Company plans approximately $7.0 million for currently planned project expenditures during 2005. Additional expenditures will be dependent upon the receipt of remaining permits which are expected in the first half of 2005.

        Coeur continues to complete the permitting process. No assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

CANADIAN NATIONAL INSTRUMENT 43-101 DISCLOSURE

        Coeur was listed on the Toronto Stock Exchange on January 11, 2005. As a Canadian publicly listed issuer, the Company must reconcile its reserves and mineralized material to Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) standard definitions.

Proven Reserves (Year-end 2004)
		Short	Grade (ounces/ton)		Ounces (000s)
Property	Location	Tons (000s)	Silver	Gold	Silver	Gold
Rochester	Nevada, USA	21,453	0.87	0.01	18,662	195
Silver Valley	Idaho, USA	395	18.58	--	7,346	--
Cerro Bayo	Chile	336	7.53	0.13	2,533	43
Martha	Argentina	15	51.90	0.07	801	1
San Bartolome	Bolivia	--	--	--	--	--
Kensington	Alaska, USA	--	--	--	--	--

		22,199			29,342	239

Probable Reserves (Year-end 2004)
		Short	Grade (ounces/ton)		Ounces (000s)
Property	Location	Tons (000s)	Silver	Gold	Silver	Gold
Rochester	Nevada, USA	2,545	0.81	0.01	2,069	18
Silver Valley	Idaho, USA	322	19.15	--	6,172	--
Cerro Bayo	Chile	526	6.80	0.14	3,576	73
Martha	Argentina	42	74.70	0.08	3,129	4
San Bartolome	Bolivia	46,176	3.29	--	151,882	--
Kensington	Alaska, USA	4,206	--	0.25	--	1,050

		53,817			166,828	1,144

Measured Resource (Year-end 2004)
		Short	Grade (ounces/ton)		Ounces (000s)
Property	Location	Tons (000s)	Silver	Gold	Silver	Gold
Rochester	Nevada, USA	26,205	8.81	0.01	21,216	144
Silver Valley	Idaho, USA	577	11.10	--	6,407	--
Cerro Bayo	Chile	643	5.74	0.10	3,691	65
Martha	Argentina	21	53.72	0.06	1,125	1
San Bartolome	Bolivia	--	--	--	--	--
Kensington	Alaska, USA	--	--	--	--	--

		27,446			32,439	210

Indicated Resource (Year-end 2004)
		Short	Grade (ounces/ton)		Ounces (000s)
Property	Location	Tons (000s)	Silver	Gold	Silver	Gold
Rochester	Nevada, USA	8,551	0.96	0.01	8,243	41
Silver Valley	Idaho, USA	553	11.93	--	6,603	--
Cerro Bayo	Chile	1,598	3.3	0.07	5,271	111
Martha	Argentina	20	38	0.05	754	1
San Bartolome	Bolivia	70	2.29	--	160	--
Kensington	Alaska, USA	617	--	0.44	--	269

		11,409			21,031	422

Inferred Resource (Year-end 2004)
		Short	Grade (ounces/ton)		Ounces (000s)
Property	Location	Tons (000s)	Silver	Gold	Silver	Gold
Rochester	Nevada, USA	308	1.73	0.00	533	1
Silver Valley	Idaho, USA	1,038	10.28	--	10,674	--
Cerro Bayo	Chile	1,588	4.70	0.08	7,462	133
Martha	Argentina	33	60.99	0.06	2,017	2
San Bartolome	Bolivia	1,096	3.52	--	3,851	--
Kensington	Alaska, USA	2,499	--	0.23	--	584

		6,562			24,537	720

(1)	Mineral resources are exclusive of or in addition to mineral reserves. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(2)	For additional information relating to the mineral reserve and mineral resource estimates on each property (including pricing assumptions, cut-off grades and other parameters, assumptions and methods used to prepare the estimates), we refer you to its technical report which is electronically available to the public from the Canadian System for Electronic Document Analysis and Retrieval at http://www.sedar.com.

        Donald J. Birak, Coeur’s Senior Vice President of Exploration is the qualified person responsible for the preparation of the scientific and technical information in this Annual Report on Form 10-K. Mr. Birak has reviewed the available data and procedures and believes the calculations of mineral resources and mineral reserves were conducted in a professional and competent manner.

Classification of Mineral Reserves and Resources

        Definitions of proven and probable mineral reserves and measured, indicated and inferred mineral resources are those prescribed by NI 43-101 and conform to the CIM Standards.

EXPLORATION ACTIVITY

        Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania and Bolivia. Exploration expenses of approximately $11.1 million, $4.9 million and $3.8 million were incurred by the Company in connection with exploration activities in 2004, 2003 and 2002, respectively.

        Puchuldiza, Chile Joint Venture Property

        On November 28, 2001, the Company signed an exploration agreement with Barrick Gold Corporation (Barrick) relating to Coeur’s Puchuldiza gold property located approximately 155 miles northeast of the port city of Iquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property for exploration expenditures of $2.3 million over the next five years. For an additional $5.8 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick’s additional expenditure of $5.8 million, plus a 50% penalty.

        Puchuldiza is a large, epithermal, hot spring deposit in a setting very similar to other gold deposits in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones. Coeur believes that there is considerable potential to expand the current near-surface mineralization.

        During 2004, Barrick spent approximately $0.65 million on geologic mapping, geochemical and geophysical surveys and drilling on the Puchuldiza property which brings their cumulative expenditure to $1.91 million. Barrick drilled 10 core holes in 2004 for a total of 2,123 meters (6,965 feet).

        Cerro Bayo Mine, Chile

        Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $4.1 million was spent in exploration during 2004. A total of 250,000 feet of drilling was completed primarily during the second half of the year. The goal was to discover new reserves and mineralized material immediately north and south of the Cerro Bayo mine.

        New reserves and mineralized material were successfully discovered in several veins. At December 31, 2004, Cerro Bayo reserves were 0.862 million tons at a grade of 7.09 silver ounces per ton for a total 6.11 million ounces of silver and a grade of 0.134 gold ounces per ton for a total of 115.900 gold ounces. Mineralized material at Cerro Bayo totaled 3.829 million tons at an average grade of 4.29 ounce per ton for silver and 0.082 for gold.

        The exploration potential to discover additional high grade veins within the entire Cerro Bayo trend, which is 2.5 miles east–west by 6 miles north-south, is considered to be excellent. The exploration budget for 2005 is slated for $3.9 million.

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

        Coeur continued a mine development and exploration program during 2004 and focused primarily on areas around the 100 acre Martha mine property. The Martha vein, which is exposed for over one mile, is one of six presently known veins that have had very limited exploration prior to Coeur’s acquisition of the property. Coeur’s efforts consisted of mapping, sampling and drilling for a total expenditure of $2.5 million.

        The 2004 program was successful in discovering extensions of high grade ore along the strike of the Martha vein within the mine itself as well as locating several new high-grade ore shoots, including the Francisca and Catalina veins, at the “R4 Zone”.

        During 2004, exploration results on the R4 Zone, and the Del Medio and Del Medio Norte veins extended the Martha mine life through the middle of 2006. At December 31, 2004, reserves at the Martha mine total 57,000 tons averaging 0.085 ounces of gold per ton and 68.56 ounces of silver per ton for a total of 4,600 ounces of gold and 3.9 million ounces of silver. Mineralized material totaled 74,000 tons at an average grade of 52.75 ounces of silver per ton and 0.058 ounces of gold per ton. An ongoing drill program during 2005 is planned to expand the high-grade mineralization discovered in 2004 and to explore for additional high-grade veins.

        Coeur has also initiated ground reconnaissance on its large land package in Santa Cruz Province surrounding the Martha mine as well as 90 miles to the north surrounding its Lejano property. Numerous new epithermal veins were discovered that contain high grade gold and silver mineralization on the surface. The Company plans to continue to map, sample and drill many of these veins during 2005.

        Tanzania, Africa

        During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Victoria Gold Belt of Tanzania, Africa. The prospecting licenses are valid for a period of three years and contain renewal options. During 2004, work consisted of mapping, sampling and acquisition and interpretation of geophysical and remote sensing data. As a result of this work, one of the original licenses were selected for a large soil sampling program which is expected to be completed and expanded in the first half of 2005.

        During 2005, the Company plans to spend approximately $0.3 million on exploration activities which, if successful, could identify targets for drilling later in 2005.

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

	Year Ended December 31,
	2004		2003		2002
	High	Low	High	Low	High	Low
Silver	$8.24	$5.57	$5.97	$4.39	$5.12	$4.23
Gold	$454.20	$375.00	$416.25	$319.90	$349.65	$278.45

MARKETING

        The Company markets its metals products and concentrates primarily to bullion trading banks and third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 48%, 41% and 60% of total sales of metals in 2004, 2003 and 2002, respectively, and sales of metal concentrates to third party smelters amounted to approximately 52%, 59% and 40% of total metal sales in 2004, 2003 and 2002, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the product and availability of alternative trading banks. In 2004, no third party smelter generally purchases concentrates from the Company in an amount equal to 10% or more of the Company’s total metal sales except that sales of concentrates produced by the Cerro Bayo mine, which accounted for approximately 33%, 44% and 17% of the Company’s total metal sales in 2004, 2003, and 2002, respectively, were sold to Dowa Mining Co., Ltd, a Japanese third party smelter, pursuant to a contract that expires on March 31, 2005, if a 12-month advance notice of termination is given by Dowa. Dowa has not given such notice, and the contract is therefore extended to March 31, 2006. Nevertheless, Dowa is urging the company, as a matter of cooperation, to sell a portion of the concentrates which Dowa is obligated to take under the contract to third parties. A significant delay or disruption in the sale of our Cero Bayo concentrates would have a materially adverse affect on our operations.

        The Company has no future silver or gold production hedged at December 31, 2004 and has no plans to hedge its silver in the future. Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Silver has been sold at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. For further details of the Company’s gold sales program please refer to Note N – Derivative Financial Instruments and Fair Value Financial Instruments of the Company’s Consolidated Financial Statements and Accompanying Notes.

GOVERNMENT REGULATION

General

        The Company’s commitment to environmental responsibility has been recognized in 23 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the “Star” award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995 and in March 2004 the Habitat Restoration Award from the Nevada Division of Wildlife for developing habitat at the Rochester mine. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award.

        The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although the Company is usually involved in regulatory proceedings for renewal or reissue of various permits, such regulations have never caused the Company to close any mine. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company.

        For the years ended December 31, 2004, 2003 and 2002, the Company expended $4.4 million, $4.5 million and $5.3 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $6.8 million for that purpose in 2005. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

Federal Environmental Laws

        Mining wastes are currently exempt to a limited extent from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA plans to develop a program to regulate mining waste pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. The EPA is studying how mine wastes from extraction and beneficiation should be managed and regulated. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Idaho and Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s, Idaho’s and Alaska’s air pollution statutes implementing the Clean Air Act.

Proposed Mining Legislation

        Legislation has been introduced, on several occasions, in the U.S. Congress to change the Mining Act under which the Company holds mining claims on public lands. It is possible that the Mining Act will be amended or be replaced by more onerous legislation in the future. The introduced legislation contains new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. The Forest Service and the Bureau of Land Management are considering revising regulations governing operations under the Mining Act on public lands they administer, which may result in additional procedures and environmental conditions and standards on those lands.

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

        The Republic of Bolivia, where the San Bartolome project is located, has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to build and operate the San Bartolome mine.

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

EMPLOYEES

        The number of full-time employees at December 31, 2004 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff & Office	35
Silver Valley - Galena Mine [1]	182
Rochester Mine	255
Kensington Property	9
Chilean Corporate Staff & Office	8
Cerro Bayo Mine [1]	294
Mina Martha/Polimet	54

Total	837

(1)	The Company maintains a labor agreement with the United Steelworkers of America at its Coeur Silver Valley mine. The agreement is effective from March 26, 2003 to March 1, 2006. The Company also maintains a labor agreement with Syndicate De Trabayadores De Compania Minera Cerro Bayo LTA at its Cerro Bayo Chile mine. The agreement is effective from December 22, 2003 to December 21, 2005. As of December 31, 2004, the Company had approximately 42% of its labor force covered by collective bargaining.

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

        We have incurred net losses in the last five years, and have had losses from continuing operations in each of those periods. Factors that significantly contributed to our losses are:

•	until recently, historically low gold and silver market prices;

•	our deliberate pursuit of a growth policy prior to 2003 calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness which had a high coupon rate, thereby increasing our interest expense to $17.0 million in 2000, $14.6 million in 2001, $21.9 million in 2002, $12.9 million in 2003 and $2.8 million in 2004;

•	write-offs for impaired assets and other holding costs in 2000 ($12.2 million), 2001 ($6.1 million), and 2002 ($19.0 million); and

•	losses on the early retirement of debt of $19.1 million in 2002, and $41.6 million in 2003.

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

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and we anticipate that we could reach a final decision to develop the Kensington project in 2005. Construction of both projects would require a total capital investment of approximately $226.5 million. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately, $47.5 million in 2000, $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003, and $22.7 million in 2004. As of December 31, 2004, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $350 million at December 31, 2004. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $23.8 million for the year ended December 31, 2000, $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003 and $18.6 in 2004. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and increased losses, and may negatively affect our business.

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

        The market price of silver (Handy & Harman) and gold (London Final) on March 15, 2005 was $7.40 and $441 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        We based our ore reserve determinations as of December 31, 2004 on a long-term silver price average of $6.00 per ounce and a long-term gold price average of $390 per ounce. On March 15, 2005 silver and gold prices were $7.40 per ounce and $441 per ounce, respectively.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $43.8 million as of December 31, 2004. Of this amount, $15.0 million is reported as a current asset and $28.8 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately eighteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of between 59% and 61.5%, depending on the area being leached, for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

        When we began leach operations in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery three times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 2003, we revised our estimated recoveries for silver and gold of between 59% and 61.5%, depending on the area being leached, and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively.

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.5 million	3.1 million	4.6 million	10,800	21,700	32,500
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.66	$1.15	$1.54	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.91	$2.27	$4.49	$0.36	$0.78	$1.28

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

The Company’s marketing of metals concentrates could be adversely affected if there were to be a significant delay or disruption of purchases by its third party smelter customers. In particular, a significant delay or disruption in our sales of Cerro Bayo concentrates as a result of the expected discontinuation of purchases by the current Japanese smelter customer could have a material adverse effect on our operations.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan and Canada. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on out operations.

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

        On February 2, 2005, the Southeast Alaska Conservation Council (“SEACC”) and a group of other community and private environmental groups filed an appeal of the U.S. Forest Service Record of Decision for the Final Supplemental Environmental Impact Statements for the Kensington Gold Project, alleging numerous ecological, cultural and recreational value threats posed by the project under various environmental and other laws and regulations. On March 23, 2005, the US Forest Service upheld its decision to approve the FSEIS. SEACC has also threatened to sue the U.S. Forest Service if relief is not obtained in the course of its administrative appeal. The Company is unable to predict what the outcome of a suit would be, if one is filed, or its impact upon the permitting process.

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

Item 3. Legal Proceedings.

        Federal Natural Resources Action

        An action was filed on March 22, 1996 in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800s.

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3.0 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after May 14, 2021.

        States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation

        During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation.

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

        Suit by Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributed to the breach. The Company believes it did not breach the contract and that it is not liable. However, in the course of pretrial discovery proceedings the District Judge has ordered that the Company may not amend its pleadings to assert a certain counterclaim, and that an expert whom the Company desires to utilize at the time of trial may not testify. If the District Judge maintains his stance as stated, the Company may be exposed to summary judgment against it, when its side of the case cannot be fully presented through the use of an expert witness. However, the Company believes that if a motion for summary judgment is made by the plaintiff bank, and if the motion is granted, the trial court’s ruling is subject to probable reversal on appeal. Upon trial after reversal, and with the use of an expert witness, the Company believes that it is more likely than not that the court will be convinced that the bank’s claim for damages is not valid.

        Argentina Regulatory Issues

        In September 2004 the Provincial government in Argentina made a formal demand upon the Company’s wholly owned subsidiary which operates the Martha Mine for royalty payment attributed to ore mined and shipped in excess of payments made before the demand. The government takes the position that insufficient royalty is being paid. The demand was in the approximate amount of $200,000. The Company paid the demand under protest and is contesting the amount through an administrative review procedure. The Provincial government may make further such demands attributed to additional ore shipped from the mine. The Company is not able to predict at this time what the position of the Provincial government will be nor the amount of dollar exposure associated with further demands, if such demands are made.

        Coeur d’Alene Mines Corporation learned on November 19, 2004 that its wholly owned subsidiary, Compania Minera Polimet S.A. (“Polimet”), the owner of the Martha mine, is being investigated by Argentine governmental agencies. Based on discussions between the Company’s counsel and governmental authorities, the Company currently believes that the investigation relates to operations carried out by the predecessor owner of Polimet. In particular, the Company understands that the investigation may focus on shipments of ore from the Martha mine made by the predecessor owner of Polimet in 2001 and early 2002, and whether such shipments complied with applicable export control laws. The Company acquired the stock of Polimet in April 2002.

        At this point, neither the Company, Polimet nor any officer or director has been served with any complaint or subpoena, given any official written notice or formally charged with any offense. Consequently, the Company cannot state with certainty or specificity any allegations that may ultimately be brought against the Company, Polimet or their individual directors or officers, or what remedies may ultimately be sought or obtained against the Company. If the Company suffers any losses or damages related to operation of the Martha mine prior to the Company’s ownership, the Company will pursue indemnification against the previous owner of Polimet.

        The Company believes it has fully complied with Argentine law since it acquired the Martha mine. If the Company or Polimet is formally charged or notified of a pending action, the Company will cooperate fully with the Argentine government authorities to resolve the matter.

        Kensington Mine Permits

        On February 7, 2005, the Southeast Alaska Conservation Council (“SEACC”) and a group of other community and private environmental groups filed an appeal with the Regional Forester of the U.S. Forest Service in Juneau, Alaska seeking to set aside the ROD for the FSEIS for the Kensington Gold Project. The appellants allege numerous threats to the Berners Bay ecological, cultural and recreational value in violation of the Endangered Species Act, the Alaska National Interest Lands Conservation Act, the National Environmental Policy Act, the National Forest Management Act, the Clean Water Act and other laws and agency regulations. The Company objected to the appellants’ allegations in support of the ROD for the FSEIS issued by the U.S. Forest Service. On March 23, 2005, the U.S. Forest Service upheld its decision to approve the FSEIS. SEACC has also threatened to sue the U.S. Forest Service if relief is not obtained in the course of its administrative appeal. The Company is unable to predict what the outcome of a suit would be, if one is filed, or its impact upon the permitting process.

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

        The Company’s Board of Directors adopted an addendum to its Policies and Procedures Manual to establish a code of ethics for the chief executive and principal financial and accounting officers of the Company. The Company will provide a copy of the code free of charge to any person that requests a copy by writing to the Secretary, Coeur d’Alene Mines Corporation, 400 Coeur d’Alene Mines Building, 505 Front Avenue, Post Office Box I, Coeur d’Alene, Idaho 83816-0316.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 4A. Executive Officers of the Registrant.

        The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since
Dennis E. Wheeler	62	Chairman of the Board	1992
		Chief Executive Officer and President	1986
James A. Sabala	50	Executive Vice President	2003
		Chief Financial Officer
Harry F. Cougher	62	Senior Vice President - North American Operations	2005
Raymond Threlkeld	58	President - South American Operations	2004
Donald J. Birak	51	Senior Vice President - Exploration	2004
Alan L. Wilder	56	Senior Vice President - Project Development	2004
Gary W. Banbury	52	Senior Vice President	2004
		Chief Administrative Officer
James R. Arnold	52	Vice President - Technical Services	2003
Mitchell J. Krebs	33	Vice President - Corporate Development	2003
Tom T. Angelos	49	Controller	2004
		Chief Accounting Officer
Jennifer E. Kean	37	Treasurer	2004

Dennis E. Wheeler has been Chairman of the Board of Coeur d’Alene Mines Corporation since May 1992 and Chief Executive Officer since December 1986. Previously, Mr. Wheeler served as President of Coeur, commencing in December 1980. Mr. Wheeler was our Chief Administrative Officer from December 1980 to December 1986, Secretary from January 1980 to December 1980 and Senior Vice President and General Counsel from 1978 to 1980.

James A. Sabala was appointed as Executive Vice President and Chief Financial Officer of Coeur in January 2003. Prior to that, Mr. Sabala was Vice President and Chief Financial Officer of Stillwater Mining Company from 1998 to 2003, and from 1981 to 1998 was employed by Coeur in various capacities, most recently as Executive Vice President and Chief Financial Officer.

Harry F. Cougher was appointed Senior Vice President – North American Operations in January 2005. Prior to that Mr. Cougher was the Vice President and General Manager of Coeur Silver Valley since 2001. Previous to this Mr. Cougher served as Senior Vice President Mining & Chief Operating Officer for Sunshine Mining Company from 1994 to 2001.

Raymond Threlkeld was appointed Senior Vice President – South American Operations of Coeur to manage ongoing silver/gold operations in Chile and Argentina, as well as the development-stage San Bartolome silver project in Bolivia. Mr. Threlkeld was most recently Regional Vice President Chile/Argentina, Barrick Gold Corporation, in charge of the development of the Veladero and Pascua Lama gold/silver deposits.

Donald J. Birak was appointed as Senior Vice President – Exploration of Coeur in January 2004. Prior to that, Mr. Birak was employed with AngloGold North America, Inc. from March 1999 to January 20, 2004, as Vice President – Exploration.

Alan L. Wilder was appointed Senior Vice President – Project Development in July 2004. Prior to that, Mr. Wilder was an independent consultant from July 2002 to July 2004 for Glamis Gold and Coeur d’Alene Mines Corporation. Prior thereto, he was Project Manager for BHP Tintaya from February 2000 to June 2002 and from 1999 to 2000 he was an independent consultant for the mining industry.

Gary W. Banbury was appointed Senior Vice President and Chief Administrative Officer in February 2004. Prior to that, Mr. Banbury served as Vice President—Administration and Human Resources from 2000 to 2004. Mr. Banbury held the position of Vice President—Human Resources of Coeur from 1998 to 2000, and prior thereto he served as Manager of Human Resources with Coeur.

James R. Arnold was appointed as Vice President Technical Services in June 2003. From February 2002 to May 2003, Mr. Arnold served as Chief Operating Officer of Earthworks Technologies, Inc., a wholly owned subsidiary of Coeur. In addition, he was a principal with Knight Piesold and Company from September 1997 until February 2002 where he served as President and CEO.

Mitchell J. Krebs was appointed to the position of Vice President—Corporate Development of Coeur in February 2003. Mr. Krebs was employed as an independent consultant from September 2001, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by Coeur as Manager—Acquisition Evaluation.

Tom T. Angelos was appointed as Controller and Chief Accounting Officer of Coeur in September 2004. Prior to that, Mr. Angelos was Controller of Stillwater Mining Company from 1998 to 2004, and from 1983 to 1998 was employed by Coeur in various capacities, most recently as Controller.

Jennifer E. Kean was appointed as Treasurer of Coeur in September 2004. Previously, Ms. Kean held the position of Director of Corporate Planning and Assistant Treasurer from February to September 2004. Prior to that, Ms. Kean was the Director of Corporate Finance for Sony Pictures Entertainment from 2001 to 2003. Prior thereto, she was a Senior Associate with PriceWaterhouseCoopers from 2000 to 2001 and a Senior Consultant with Ernst & Young from 1995 to 1998.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”), the Toronto Stock Exchange and the Pacific Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	High	Low
2003
First Quarter	$ 2.08	$ 1.16
Second Quarter	$ 1.55	$ 1.27
Third Quarter	$ 3.72	$ 1.40
Fourth Quarter	$ 5.78	$ 2.92
2004
First Quarter	$ 7.67	$ 5.34
Second Quarter	$ 7.14	$ 3.88
Third Quarter	$ 4.74	$ 3.10
Fourth Quarter	$ 5.21	$ 3.93
2005
First Quarter (through March 15, 2005)	$ 4.37	$ 3.33

        The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

        At March 15, 2005, there were 5,221 record holders of the Company’s outstanding Common Stock.

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

        The Company made no repurchases of its common stock during the year ended December 31, 2004.

        Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,796,908	$ 3.01	6,907,970
Equity compensation
plans not approved
by security holders	0	--	--

Total	1,796,908	$ 3.01	6,907,970

Item 6. Selected Financial Data

        The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2004	2003	2002	2001	2000
	(In thousands except per share data)
Revenues:
Sales of metal(1)	$130,245	$108,522	$86,333	$69,200	$93,174
Other income(2)	3,205	2,019	8,544	2,712	8,032

Total revenues	133,450	110,541	94,877	71,912	101,206
Costs and expenses:
Production costs	79,790	77,861	82,855	69,149	86,661
Depreciation and depletion	18,800	16,627	13,511	11,347	20,785
Administrative and general	14,497	12,264	8,806	8,122	9,714
Mining exploration	11,068	4,947	3,849	10,046	9,412
Pre-development	11,449	1,967	2,606	--	--
Interest expense	2,831	12,851	21,948	14,592	16,999
Write-down of mining properties and other(3)	1,983	6,393	23,060	9,946	21,236
Merger expenses	15,675	--	--	--	--
Loss (gain) on early retirement of debt (4)	--	41,564	19,061	(48,217)	(16,136)

Total expenses	156,093	174,474	175,696	74,985	148,671
Net loss from operations before income taxes	(22,643)	(63,933)	(80,819)	(3,073)	(47,465)
(Provision) benefit for income taxes	5,785	7	--	6	(348)

Net loss before cumulative effect of change in
accounting principle	(16,858)	(63,926)	(80,819)	(3,067)	(47,813)
Cumulative effect of change in accounting principle	--	(2,306)	--	--	--

Net loss	$(16,858)	$(66,232)	$(80,819)	$(3,067)	$(47,813)

Other comprehensive loss	(908)	(556)	(1,470)	821	(294)

Comprehensive loss	(17,766)	(66,788)	(82,289)	(2,246)	(48,110)

Net loss attributable to common shareholders	$(16,858)	$(66,232)	$(80,819)	$(3,067)	$(49,993)

Basic and Diluted Earnings Per Share Data:
Net loss	$(0.08)	$(0. 39)	$(1.03)	$(0.07)	$(1.41)

Weighted average shares of Common stock	215,969	168,186	78,193	41,946	35,439

	December 31,
Balance Sheet Data:	2004	2003	2002	2001	2000
	(In thousands except per share data)
Total assets	$525,777	$259,467	$173,491	$210,380	$271,377
Working capital -(4)	$349,560	$100,315	$7,034	$16,270	$52,263
Long-term liabilities	$210,173	$39,529	$89,711	$141,877	$228,659
Shareholders' equity	$293,454	$197,478	$47,687	$26,788	$17,440

(1)	Historically, the Company has recorded revenue from concentrate sales agreements based on the gold and silver prices prevailing at the time risk of loss and title to the concentrate passes to third-party smelters (at the lower of month-end spot price or the average monthly price for that month). The final settlement price is not fixed until a later date (typically one to three months) based upon quoted metal prices by an established metal exchange as set forth in each contract, at such date. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other or, a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement.

(2)	Included in other income for the year 2004 are: (i) loss on closure of gold forward sales contracts of $0.9 million, and (ii) $0.3 million of proceeds from the Handy and Harman bankruptcy settlement. Included in other income for the year 2003 are: (i) $0.4 million of insurance settlement (ii) $0.5 million of gains on foreign currency and (iii) $0.5 million of interest income. Included in other income for the year 2002 are: (i) the gain on the sale of Petorca of $1.4 million, and (ii) a gain on the sale of other assets of $3.2 million. Included in other income in 2001 was interest income of $2.7 million. Included in other income for the year 2000 are: (i) a gain recorded on mark to market of the Company’s gold call positions sold of $4.1 million, and (ii) loss on investment in Pan American Silver Corp. stock of $2.3 million.

(3)	The year 2002 includes an impairment to the Coeur Silver Valley properties of $19.0 million. The year 2001 includes an impairment to the Kensington property of $6.1 million. During 2001, the Company also recorded an expense of approximately $4.2 million for settlement of an environmental lawsuit, including $3.9 million in payments and estimated legal fees and other costs. As a consequence of the sale of the Company’s shareholding in Gasgoyne Gold Mines NL, the Company recorded a write-down of $12.2 million in 2000 to reflect the excess book value of its shareholding in Gasgoyne above the $15.6 million sales price.

(4)	During 2003, holders of $12.7 million of our 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes, in accordance with original terms, into approximately 9.6 million shares of common stock including payment for make whole provision for interest expense.

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

During 2001, we issued 6.1 million shares of common stock in exchange for approximately $16.0 million in principal amount of our 7 1/4% Convertible Subordinated Debentures due 2005, and recorded a gain of approximately $9.0 million. Also during 2001, we completed an exchange offer whereby existing convertible subordinated debenture holders could exchange their existing debt for the newly registered 13 3/8% Convertible Senior Subordinated Notes due 2003. As a result of the exchange offer, we recorded a gain of $39.2 million, net of taxes and offering costs in the third quarter of 2001.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

        The Rochester Mine, Cerro Bayo/Martha Mine and Silver Valley’s Galena Mine, each operated by the Company, constituted the Company’s principal sources of mining revenues in 2004.

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

Revenue Recognition: Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

        At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,755; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million, consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including, silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company has previously recorded $0.0 million, $0.0 million and $19.0 million in write-downs for the years ended December 31, 2004, 2003 and 2002, respectively.

        The following table summarizes write-downs and other recorded for all years presented:

	2004	2003	2002
Mineral property write-downs(1)	$--	$--	$19,045
Mine closure and holding costs (2)	1,909	5,455	2,902
Investment in new business venture(3)	74	938	1,113

Write-down of mineral properties and other	$1,983	$6,393	$23,060

(1)	2002 - Coeur Silver Valley
(2)	Holding costs at Coeur Silver Valley, Kensington and Cerro Bayo
(3)	Earthworks Technology costs; 2003, 2002

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $43.8 million as of December 31, 2004. Of this amount, $15.0 million is reported as a current asset and $28.8 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately eighteen years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.5 million	3.1 million	4.6 million	10,800	21,700	32,500
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.66	$1.15	$1.54	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.91	$2.27	$4.49	$0.36	$0.78	$1.28

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

        Pension and other Benefit Plans. Pension and other benefit plan costs can be impacted by actual results over future periods. If the difference between expected returns and actual results falls outside certain limits, the difference will be amortized into future earnings on a straight-line basis over the average remaining working life of the participants. The long-term expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% and 6% as of December 31, 2004 and 2003, respectively.

        The following table provides details of the pension plans asset mix at December 31, 2004:

Asset Class	Actual Mix	Target Mix	Expected Rate of Return	Standard Deviation or Volatility
U.S. equity investments	42%	30%	8.75%	16.00%
Guaranteed investment contracts	9%	10%	4.00%	1.00%
Fixed income investments	27%	30%	5.50%	7.25%
S&P 500 index fund	22%	30%	8.75%	16.00%

			7.40%	11.00%

        The Plan’s Trustees evaluate the level of volatility within the total Trust and each of its component investments making appropriate inquiries to the plan’s investment advisors when prudent. See Note M to the Company’s consolidated financial statements for more detail.

Operating Statistics and Reserve Estimates

        The Company’s total production in 2004 was 14.1 million ounces of silver and 129,300 ounces of gold, compared to 14.2 million ounces of silver and 119,500 ounces of gold in 2003. Total estimated proven and probable reserves at December 31, 2004 were approximately 196.2 million ounces of silver and 1.4 million ounces of gold, compared to silver and gold reserves at December 31, 2003 of approximately 174.6 million ounces and 1.4 million ounces, respectively.

        The following table shows the estimated amounts of proven and probable reserves and mineralized material at the Company’s following locations (1):

	Proven and Probable (1)
				(000's)	(000's)	Mineralized Material
	Tons (000's)	Grade Ag	Grade Au	Ounces AG	Ounces AU	Tons (000's)	Grade Ag	Grade Au
Rochester	23,998	0.86	0.009	20,731	213	35,064	0.86	0.005
Silver Valley	718	18.84	--	13,518	--	2,169	10.92	--
Cerro Bayo	862	7.09	0.134	6,109	116	3,829	4.29	0.081
Mina Martha	57	68.56	0.085	3,930	5	74	52.75	0.058
San Bartolome	46,176	3.29	--	151,882	--	1,166	3.44	--
Kensington (2)	4,206	--	0.250	--	1,050	3,116	--	0.270

Total tons	76,017	--	--	--	--	45,418	--	--

Silver	71,811	2.73	--	196,170	--	42,302	1.84	--
Gold	29,123	--	0.047	--	1,384	42,083	--	0.032

(1)	Reserves using silver price of $6.00 and gold price of $390.
(2)	Reserves using gold price of $375

        The ore reserves at December 31, 2004 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at different pricing ranges.

Proven and Probable Ore Reserve Sensitivity to Prices
	Per ounce Silver Price	Per ounce Gold Price	Tons (000's)	(000's) Ounces AG	(000's) Ounces AU
Rochester (1)	$5.00	$340	18,863	18,682	196
	$5.50	$375	26,403	24,629	240
	$6.00	$390	34,741	31,836	279
Silver Valley	$5.00	$340	364	8,136	--
	$5.50	$375	420	9,092	--
	$6.00	$390	718	13,518	--
Cerro Bayo	$5.00	$340	862	6,109	116
	$5.50	$375	862	6,109	116
	$6.00	$390	862	6,109	116
Mina Martha	$5.00	$340	52	3,740	4
	$5.50	$375	54	3,864	5
	$6.00	$390	57	3,935	5

(1)	Rochester sensitivities are as contained within raw, un-optimized Whittle pit shells.

        The following table presents total production by company for the years ended December 31:

	2004	2003	2002
ROCHESTER MINE
Silver ozs	5,669,074	5,585,385	6,417,792
Gold ozs	69,456	52,363	71,905
Cash Costs per oz./silver	$3.93	$4.67	$2.99
Full Costs per oz./silver	$5.66	$5.58	$3.75
GALENA MINE (COEUR SILVER VALLEY)
Silver ozs	3,521,813	3,735,663	5,302,721
Cash Costs per oz./silver	$5.46	$4.66	$4.25
Full Costs per oz./silver	$6.02	$5.03	$5.00
CERRO BAYO/MARTHA (A)
Silver ozs	4,944,261	4,868,854	3,112,169
Gold ozs	59,876	67,155	45,209
Cash Costs per oz./silver	$2.07	$0.60	$0.38
Full Costs per oz./silver	$3.33	$2.53	$1.86
CONSOLIDATED TOTALS
Silver ozs	14,135,148	14,189,902	14,832,682
Gold ozs	129,332	119,518	117,114
Cash Costs per oz./silver	$3.66	$3.27	$2.89
Full Costs per oz./silver	$4.94	$4.39	$3.80
Silver ozs. sold	13,263,330	14,894,210	13,347,477
Gold ozs. sold	115,996	126,942	98,537
Price realized per oz./silver	$6.82	$4.89	$4.63
Price realized per oz./gold	$410	$345	$311

(A)  The Company commenced operations at Cerro Bayo and Martha in April 2002 and June 2002, respectively.

        The following tables present reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

YEAR ENDED DECEMBER 31, 2004 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo/ Martha(1)	Total
Production of Silver (ounces)	5,669,074	3,521,813	4,944,261	14,135,148
Cash Costs per ounce	$3.93	$5.46	$2.07	$3.66

Total Cash Costs (000's)	$22,287	$19,231	$10,228	$51,746
Add/Subtract:
Third Party Smelting Costs	(923)	(5,499)	(6,250)	(12,672)
By-Product Credit	28,646	3,766	24,796	57,208
Deferred Stripping Adjustment	(403)	1	110	(292)
Change in Inventory	(13,380)	756	(3,576)	(16,200)

Production Costs (GAAP)	$36,227	$18,255	$25,308	$79,790

YEAR ENDED DECEMBER 31, 2003 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo/ Martha(1)	Total
Production of Silver (ounces)	5,585,385	3,735,663	4,868,854	14,189,902
Cash Costs per ounce	$4.67	$4.66	$0.60	$3.27

Total Cash Costs (000's)	$26,062	$17,392	$2,911	$46,365
Add/Subtract:
Third Party Smelting Costs	(811)	(4,939)	(4,675)	(10,425)
By-Product Credit	18,980	2,256	24,383	45,619
Deferred Stripping Adjustment	(322)	--	--	(322)
Change in Inventory	(5,149)	(165)	1,938	(3,376)

Production Costs (GAAP)	$38,760	$14,544	$24,557	$77,861

YEAR ENDED DECEMBER 31, 2002 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo/ Martha(1)	Total
Production of Silver (ounces)	6,417,792	5,302,721	3,112,169	14,832,682
Cash Costs per ounce	$2.99	$4.25	$0.38	$2.89

Total Cash Costs	$19,206	$22,531	$1,191	$42,928
Add/Subtract:
Third Party Smelting Costs	(1,013)	(7,576)	(1,003)	(9,592)
By-Product Credit	22,328	3,058	14,495	39,881
Accrued Reclamation Costs	1,161	636	86	1,883
Deferred Stripping Adjustment	(174)	--	--	(174)
Change in Inventory	15,122	(125)	(7,068)	7,929

Production Costs (GAAP)	$56,630	$18,524	$7,701	$82,855

(1)  The Company commenced operations at Cerro Bayo and Martha in April 2002 and June 2002, respectively.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2004 increased by $21.7 million, or 20%, over the year ended December 31, 2003 to $130.2 million. The increase in sales was attributable to increased metal prices received in 2004 compared with 2003. In 2004, the Company sold 13.3 million ounces of silver and 116,000 ounces of gold, compared to sales of 14.9 million ounces of silver and 127,000 ounces of gold in 2003. In the year ended December 31, 2004, the Company produced a total of 14.1 million ounces of silver and 129,332 ounces of gold compared to 14.2 million ounces of silver and 119,518 ounces of gold in 2003. In the year ended December 31, 2004, the Company realized average silver and gold prices of $6.82 and $410, respectively, compared with realized average prices of $4.89 and $345, respectively, in the prior year.

        Interest and other income in the year ended December 31, 2004 increased by $1.2 million compared with the year ended December 31, 2003. The increase is attributable to an increase in the level of cash, cash equivalents and short-term investments held during 2004 as compared to 2003.

        Costs, Expenses and Write-downs

        The following table sets forth year 2004 versus year 2003 costs, expenses and write-downs:

        Production costs in the year ended December 31, 2004 increased by $1.9 million, or 2%, over the year ended December 31, 2003 to $79.8 million. The increase in production costs is primarily due to increased costs at the Company’s Galena and Cerro Bayo/Martha mines. At the Galena mine, the cash cost per ounce of silver production increased to $5.46 per ounce compared to $4.66 per ounce in 2003. The higher cost in 2004 is attributable to the mining of lower-grade ore and the conversion to higher-cost mining methods needed to accommodate ground conditions in certain mining areas during 2004. Also contributing to higher costs were increased mine repair in connection with the ongoing optimization plan designed to increase production in future years. At the Cerro Bayo/Martha mine, the cash cost per ounce of production increased to $2.07 per silver ounce in 2004 compared to $0.60 in 2003. The increase in costs is primarily attributable to the mining of lower-grade ore in 2004 compared to 2003. All operations were impacted by increasing costs for consumables, particularly diesel and steel. The increases at Galena and Cerro Bayo/Martha were partially offset by lower costs at the Rochester mine. At Rochester, the cash cost per ounce of silver production declined to $3.93 in 2004 compared to $4.67 in 2003. The decrease is primarily attributable to the increased production of by-product gold in 2004 occurring as a result of the mining of higher-grade gold ores.

        Depreciation and amortization increased in the year ended December 31, 2004 by $2.2 million, or 13%, over the prior year, primarily due to the placement of additional assets, particularly the new crusher facility at Rochester, in service during the year.

        Administrative and general expenses increased $2.2 million in the year ended December 31, 2004 compared to 2003 due primarily to costs associated with the implementation of Sarbanes-Oxley Section 404 activities, the termination of certain benefit plans and increased stock exchange fees resulting from an increase of the number of common shares outstanding.

        Exploration expenses increased $6.1 million in the year ended December 31, 2004 compared to 2003, due to increased exploration activity at the Cerro Bayo and Mina Martha mines and increased activity to identify additional business opportunities.

        Pre-development expense increased $9.5 million as a result of an increased level of activity at the San Bartolome and Kensington mines during 2004. In the fourth quarter of 2004, we commenced construction activities at the San Bartolome project and as a result, $1.0 million of expenditures were capitalized.

        Interest expenses decreased $10.0 million in the year ended December 31, 2004 compared to 2003, as a result of the completion of the Company’s restructuring program which was substantially completed in 2003.

        Write-downs of mining properties and other expenses amounted to $2.0 million in 2004 compared to $6.4 million in 2003. The decrease is primarily the result of classification of Kensington costs as pre-development in 2004 and reduced holding costs at the Galena mine stemming from its temporary shutdown in the third quarter of 2003.

        Expenses of $15.7 million were incurred in 2004 in connection with the Company’s tender offer for outstanding shares of Wheaton River Minerals Ltd. That offer expired on September 30, 2004, with Coeur not purchasing any Wheaton shares tendered due to unsatisfied conditions of the offer. No such expenses were incurred in 2003.

        During 2003, the Company completed a debt restructuring program; therefore, no loss on exchange on early retirement of debt was incurred in 2004 compared to a $41.6 million loss in 2003. See “Debt Reduction Program” discussion below.

        Income Taxes

        The Company recorded an income tax benefit of $5.8 million or 25.6% of pre-tax loss for the year 2004. The tax benefit is comprised of a $4.4 million benefit for income taxes associated with the expected utilization of past net operating losses and $1.4 million reversal of a previous tax accrual.

        Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, the Company was required by the FASB to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. See Note I to the Consolidated Financial Statements – Reclamation and remediation costs.

        Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $16.9 million in the year ended December 31, 2004 compared to a net loss of $66.2 million in the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2003 increased by $22.2 million, or 26%, over the year ended December 31, 2002 to $108.5 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2003, increased metal prices received in 2003 compared with 2002 and an increase in gain on embedded derivative of $0.4 million for the year ended December 31, 2003. In 2003, the Company sold 14.9 million ounces of silver and 127,000 ounces of gold, compared to sales of 13.3 million ounces of silver and 99,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company produced a total of 14.2 million ounces of silver and 120,000 ounces of gold compared to 14.8 million ounces of silver and 117,000 ounces of gold in 2002. In the year ended December 31, 2003, the Company realized average silver and gold prices of $4.89 and $345, respectively, compared with realized average prices of $4.63 and $311, respectively, in the prior year.

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

        Depreciation and amortization increased in the year ended December 31, 2003 by $3.1 million, or 23%, over the prior year, primarily due to increased production at the Cerro Bayo mine and reduced depletion expense at the Galena mine.

        Administrative and general expenses increased $3.5 million in the year ended December 31, 2003 compared to 2002 due primarily to costs associated with the Company’s restructuring activities in 2003.

        Exploration expenses increased $1.1 million in the year ended December 31, 2003 compared to 2002, due to increased exploration activity at the Cerro Bayo and Mina Martha mines.

        Pre-development expense decreased $0.6 million as a result of a lower level of activity at the San Bartolome mine during the first half of 2003.

        Interest expense decreased $9.1 million in the year ended December 31, 2003 compared to 2002, due to a reduction in debt levels associated with the Company’s restructuring program which was substantially completed in 2003.

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

        Cumulative Effect of Change in Accounting Principle

        Effective with the first quarter of 2003 the Company was required by the FASB to change the methodology used to recognize its reclamation obligations. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003 companies are required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003. See Note I to the Consolidated Financial Statements – Reclamation and remediation costs.

        Net Loss

        As a result of the above, the Company’s net loss amounted to approximately $66.2 million in the year ended December 31, 2003 compared to a net loss of $80.8 million in the year ended December 31, 2002.

Liquidity and Capital Resources

        Working Capital; Cash and Cash Equivalents

        The Company’s working capital at December 31, 2004 was approximately $349.6 million compared to $100.3 million at December 31, 2003. The ratio of current assets to current liabilities was 16.8 to 1 at December 31, 2004 compared to 5.5 to 1 at December 31, 2003. The increase in working capital is primarily the result of issuance of $180 million of 1 ¼% Convertible Senior Notes due January 2024 and issuance of 26,625,200 shares of common stock during 2004.

        Net cash used in operating activities in 2004 was $18.6 million compared with $5.1 million used in operating activities in 2003. The increase of $13.5 million is primarily attributable to increased inventories and receivables in 2004 compared to 2003.

        A total of $43.8 million was used by investing activities in 2004 compared to $33.4 million used in 2003. The increase of $10.4 million is due to an increase in the net purchases of short-term investments of $20.1 million offset by a decrease in capital expenditures of $9.4 million in 2004 compared to 2003.

        The Company’s financing activities provided $273.0 million during 2004 compared to $91.8 million in 2003. The increase is primarily due to the proceeds received from the issuance in 2004 of $112.6 million of common stock and the issuance of 1 ¼% Convertible Senior Notes of $173.9 million, net of issuance costs.

        The Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its obligations during the next twelve months. Nevertheless, if the Company decides to pursue additional mineral interests or acquisitions, additional equity issuances or financing may be necessary. There can be no assurances that such financing will be available when or if needed.

        The Company’s cash flow forecasts indicate that approximately $181.2 million will be spent during 2005 on capital expenditures at its operating mines. The Company has commenced construction on the San Bartolome silver project and expects to commence construction its Kensington gold project during 2005. The Company currently estimates capital costs for these projects at approximately $226.5 million. In the fourth quarter of 2004, the US Forest Service issued its Record of Decision for the Final Environmental Impact Statement. It is expected that, subject to the resolution of a recently filed appeal of that decision, the remaining permits will be received in the first half of 2005, that construction will commence and that the project will begin commercial production in 2006. At San Bartolome, an updated feasibility study was completed in 2004 and construction has commenced. It is estimated that the San Bartolome project will commence production in the second half of 2006.

        Capitalized Expenditures

        During 2004, the Company expended $3.5 million at the Rochester mine, $3.1 million for continuing mine development at the Cerro Bayo and Mina Martha properties, $2.2 million at the Galena mine and $1.0 million for the development of the San Bartolome mine. During 2005, the Company plans to expend $1.4 million for investment activities at the Rochester mine, $3.8 million at the Galena mine, $2.7 million at Cerro Bayo, $3.6 million at the Kensington development property and $93.1 million at the San Bartolome development property. An updated feasibility study was completed in 2004 for the San Bartolome project and construction has commenced. It is estimated that the San Bartolome project will commence production in the second half of 2006. An updated feasibility study was completed during 2004 for the Kensington project. In the fourth quarter of 2004, the US Forest Service issued its Record of Decision for the Final Supplemental Environmental Impact Statement. It is expected that, subject to the resolution of a recently filed appeal of that decision, the remaining permits will be received in the first half of 2005, that construction will commence and that the project will begin commercial production in 2006.

        Debt Reduction Program

        During the past five years, the Company has pursued a program of restructuring and reducing its outstanding indebtedness, which has resulted in a reduction of long-term debt from $246.5 million at December 31, 1998 to $180.0 million at December 31, 2004. In addition, the interest rate on the long-term debt has been reduced to 1 ¼%. A summary of the major components of the program are as follows:

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

        Effective as of July 10, 2003, Coeur entered into a series of agreements under which indebtedness of the Company were exchanged for or converted into shares of the Company’s common stock. The Company and each of the holders of the Company’s 9% Notes entered into an Early Conversion Agreement. The amount of principal converted under the Early Conversion Agreements was $32.6 million, and the common shares issued, including payment of interest, was approximately 27.5 million. After giving effect to the exchanges, an aggregate of $4.6 million of 9% Notes remained outstanding. The Company recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with these transactions.

        2003 Redemptions

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering, the proceeds of which were used to redeem the remaining $4.6 million principal amount of the 9% Notes and recorded a loss on the early retirement of debt of $7.6 million. In addition, during the fourth quarter of 2003, the Company redeemed the remaining $4.8 million principal amount of the 6 3/8% Convertible Subordinated Debentures due January 2004.

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

        2004 Redemption

        On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. On March 11, 2004, the Company redeemed the remaining outstanding $9.6 million principal amount of the 7 ¼% Debentures.

        2004 Issuance of 1.25% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1¼% Convertible Senior Notes due 2024 (“1¼% Notes”). The 1¼% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes will be payable in cash at the rate of 1¼% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, or the acquisition of precious metals properties or businesses. Construction commenced at the San Bartolome project on October 1, 2004. The Kensington project is subject to the receipt of final permits and final construction decision. The Notes will be general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement, including the accompanying prospectus supplement relating to the Notes.

        Issuances of Common Stock

        During 2004, the Company completed a public offering of 26.6 million shares of common stock at a public offering price of $4.50 per share, which included 1.6 million shares purchased by the underwriter at the offering price to cover over allotment. The Company realized total net proceeds for the offering, after payment of the underwriters’ discount, of $113.1 million.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible debt (1)	$180,000	$--	$--	$--	$180,000
Interest on convertible debt	87,750	2,250	4,500	4,500	76,500
Operating lease (2)	3,594	2,338	1,182	74	--
Capital lease (3)	114	114	--	--	--
Kensington Trust (4)	1,339	220	660	459	--
TDA Grant (5)	546	546	--	--	--
Reclamation and mine closure (6)	37,901	975	2,534	7,261	27,131
Pension and health benefits (7)	6,134	443	1,057	1,037	3,597
Other long-term liabilities (8)	1,140	9	11	--	1,120

Total	$318,518	$6,895	$9,944	$13,331	$288,348

(1)	The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2004 are convertible into shares of common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company, and have no other funding requirements until maturity on January 15, 2024.

(2)	The Company has entered into various operating lease agreements which expire over a period of five years.

(3)	The Company has entered into various capital lease agreements for commitments over the next year.

(4)	Purchase obligation for the Kensington property in Alaska.

(5)	The Company obtained a U.S. government grant to promote development in Bolivia. The amount received is to be reimbursed once a construction decision and financing are obtained.

(6)	Reclamation and mine closure amounts represent the Company’s estimate of the discounted cash flows of its legal obligation to reclaim and remediate mining properties. This amount will increase over the passage of time for accretion of the obligation and will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(7)	Pension and health benefit amounts were determined by the actuary and are estimated based on the census information for the employee or retiree for each respective plan.

(8)	The remaining liabilities include amounts required by GAAP to accrue and include liabilities for severance, workers’ compensation and other miscellaneous accruals.

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

Environmental Compliance Expenditures

        For the years ended December 31, 2004, 2003, and 2002, the Company expended $4.4 million, $4.5 million and $5.3 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, bonding, earth moving, water treatment and re-vegetation activities.

        The Company estimates that environmental compliance expenditures during 2005 will be approximately $6.8 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Realization of Net Operating Loss Carryforwards

        In assessing the realizability of deferred tax assets, management considers whether it is more likely that not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. For 2004, the Company included $4.4 million of income tax benefit resulting from an adjustment to the valuation allowance for the expected benefit of net operating loss carryforwards to be utilized in future years.

Off-Balance Sheet Arrangements

        The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

Recent Accounting Pronouncements

        In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement now requires that these items be recognized as a current-period expense regardless of whether they meet the criterion of “so abnormal” as previously stated in ARB No. 43, Chapter 5. In addition, this Statement requires that the allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that its current accounting practice is to recognize idle facilities as a current-period expense and, therefore, does not believe that adoption will have a material impact on its financial statements.

        In December 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” This Statement changes the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring the fair-value-based method of accounting and eliminates the alternative to use APB Opinion 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R addresses financial statement users’ and other parties’ concerns of faithfully representing the economic transactions affecting an entity by requiring the entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The Statement was also issued to (i) improve the comparability of reported financial information by eliminating alternative accounting methods, (ii) simplify US GAAP, and (iii) converge with international accounting standards. SFAS No. 123R is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that it will defer adoption until the third quarter of 2005, at which time it will begin recognizing compensation expense on the remaining portion of outstanding awards for which the requisite service period has not been rendered and for any awards granted, modified, repurchased or cancelled after the effective date. It is not believed that adoption will have a material impact on our financial reporting and disclosure.

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

        The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company has historically sold silver and gold produced by our mines pursuant to forward contracts and at spot prices prevailing at the time of sale. Since 1999, the Company has not engaged in any silver hedging activities and is currently not engaged in any gold hedging activities.

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

        All of the Company’s long-term debt at December 31, 2004, is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

        The following table summarizes the information at December 31, 2004 associated with the Company’s financial liabilities and financial instruments except as to provisionally priced sales of concentrates which are discussed below the table:

	2005	2006	2007	2008	2009	Total	Fair Value 12/31/04
Liabilities
Short and Long Term Debt
Fixed Rate	--	--	--	--	--	$180,000	$166,776
Average Interest Rate	1.250%	1.250%	1.250%	1.250%	1.250%

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

        At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million, consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper, which had a fair value of approximately $26.7 million.

Item 8. Financial Statements and Supplementary Data

        The restated financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(a)    Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, and due to the material weaknesses described below in “(b) Management’s Report on Internal Control Over Financial Reporting,” such officers concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004. Such officers believe that in view of the remediation measures being implemented to address those control deficiencies, they will, upon implementation of those measures, be able to conclude that the Company’s disclosure controls and procedures are effective at a reasonable level of assurance at a future date.

(b)    Management’s Report on Internal Control Over Financial Reporting

        The management of Coeur d’Alene Mines Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Coeur d’Alene Mines’ internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

        Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the following deficiencies, each of which constitutes a material weakness in the Company’s internal control over financial reporting:

•	The Company did not have policies and procedures in place to ensure that the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated deferred tax asset valuation allowances, were sufficient to result in the reporting of deferred tax assets, including the related deferred tax asset valuation allowances, in accordance with U.S. generally accepted accounting principles. In addition, the Company did not have effective review procedures associated with the Company’s accounting for income taxes and related disclosures. As a result, the Company recorded adjustments, including a material adjustment related to the deferred tax asset valuation allowances, to correct errors in accounting and to fairly present its financial statements as of and for the year ended December 31, 2004.

•	The Company did not have effective review procedures in place to ensure that the Company’s Chilean operations properly apply accounting principles relative to depletion. As a result, the Company’s Chilean subsidiary applied a method of accounting for depletion that was not in accordance with corporate accounting policies, nor in accordance with U.S. generally accepted accounting principles. As a result, the Company was required to record adjustments to accumulated depletion, depletion expense, and inventory to correct errors in accounting and to fairly present its financial statements as of and for the year ended December 31, 2004.

•	The Company did not have effective policies and procedures in place to review and approve the propriety of non-standard journal entries and accounting for the Company’s foreign operation non-routine transactions. The absence of these policies and procedures could have resulted in material errors in the preparation of the Company’s annual or interim financial statements.

        KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an a attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. KPMG’s report is included herein.

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In order to remediate the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, we have taken the following actions subsequent to December 31, 2004:

•	We have retained a consulting certified public accountant who is skilled in the area of taxation and related financial reporting. This individual will assist the Company in the preparation of its quarterly and annual income tax reporting; and
•	We will increase the level of monitoring associated with all decentralized operations including an increase in the level of internal auditing related to all financial operations.

Item 9B. Other Information

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – December 31, 2003 and 2004.

Consolidated Statements of Operations and Comprehensive Loss – Years Ended December 31, 2002, 2003 and 2004.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.

Notes to Consolidated Financial Statements.

(b)	Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	-	Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for
the year ended December 31, 1988.)
3(b)	-	Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to
Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 30, 2004.)
3(c)	-	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred
Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999.
(Filed herewith.)
3(d)	-	Restated and Amended Articles of Incorporation of the Registrant as filed with the
Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for
the quarter ended September 30, 1999.)
3(e)	-	Amendment to Restated and Amended Articles of Incorporation of the Registrant
(Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report
on Form 10-Q for the quarter ended September 30, 2002.)
4(a)	-	Specimen certificate of the Registrant's stock. (Incorporated herein by reference to
Exhibit4 to the Registrant's Registration Statement on Form S-2 (File No. 2-84174).)
4(b)	-	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of
New York relating to the Registrant's 11/4% Convertible Senior Notes due 2024
(Incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on
Form 8-K dated January 7, 2004).
10(a)	-	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey
Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1993.)
10(b)	-	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho
First National Bank and the Registrant. (Incorporated herein by reference to Exhibit
10(w) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
1988.)
10(c)	-	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill
Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit
10(x) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
1988.)

10(d)	-	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon
Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to
Exhibit 1 to the Registrant's Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)
10(e)	-	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated
herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K
for the year ended December 31, 1993.) *
10(f)	-	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant.
(Incorporated herein by reference to Exhibit 10(jj) to the Registrant's Annual Report
on Form 10-K for the year ended December 31, 1993.)*
10(g)	-	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and
Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the
Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)
10(h)	-	Extension of Employment and Severance Agreement between the Registrant and Dennis E.
Wheeler, dated June 28, 1994. (Incorporated by reference to Exhibit 10 (nn) to the
Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)*
10(i)	-	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the
Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*
10(j)	-	Mining Lease, effective as of June 1, 1997, between Silver Valley Resources and
American Silver Mining Company. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-3 (File No. 333-40513).)
10(k)	-	Mining Lease, effective as of April 23, 1996, between Silver Valley Resources
Corporation and Sterling Mining Company. (Incorporated herein by reference to Exhibit
10(b) to the Registrant's Registration Statement on Form S-3 (File No. 333-40513).)
10(l)	-	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources
Corporation and Silver Buckle Mines, Inc. (Incorporated herein by reference to Exhibit
10(c) to the Registrant's Registration Statement on Form S-3 (File No. 333-40513).)
10(m)	-	Mining Lease, effective as of March 21, 1997, between Silver Valley Resources
Corporation and Placer Creek Mining Company. (Incorporated herein by reference to
Exhibit 10(d) to the Registrant's Registration Statement on Form S-3 (File No.
333-40513).)
10(n)	-	Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (James A. Sabala - January 13, 2003, Gary W. Banbury -
March 19, 1998, Wayne L. Vincent - October 29, 1998 and James N. Meek - March 11,
1999). (Incorporated by reference to Exhibit 10(hh) to the Registrant's Annual Report
on Form 10-K for the year ended December 31, 2001).
10(o)	-	Employment Agreement, dated as of January 13, 2003, between the Registrant and James
A. Sabala. (Incorporated by reference to Exhibit 10(jj) to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10(p)	-	2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to
Appendix A to the Registrant's definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2003.)
10(q)	-	Employment Agreement, dated February 1, 2004 between the Registrant and Donald J.
Birak (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on
Form 10-K for the period ended December 31, 2003).
10(r)	-	Employment Agreement, dated March 11, 2003 between the Registrant and Gary Banbury.
(Incorporated herein by reference to Exhibit 10(b) to Registrant's Quarterly Report on
10-Q for the quarter ended March 31, 2003).
10(s)	-	Employment Agreement, dated March 11, 2003 between the Registrant and Mitchell J.
Krebs. (Incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly
Report on 10-Q for the quarter ended March 31, 2003).
10(t)	-	Amendment to Employment Agreement, dated February 5, 2004 between the Registrant and
James N. Meek. (Incorporated herein by reference to Exhibit 10(c) to Registrant's
Quarterly Report on 10-Q for the quarter ended March 31, 2004).
10(u)	-	Amendment to Employment Agreement, dated February 5, 2004 between the Registrant and
Wayne Vincent. (Incorporated herein by reference to Exhibit 10(d) to Registrant's
Quarterly Report on 10-Q for the quarter ended March 31, 2004).
10(v)	-	Employment Agreement, dated June 9, 2003 between the Registrant and James Arnold.
(Incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on
10-Q for the quarter ended June 30, 2003).
10(w)	-	Amendment to Employment Agreement dated December 31, 2004 between the Registrant and
Harry F. Cougher. (Filed herewith.)
10(x)	-	Employment Agreement, dated July 15, 2004 between the Registrant and Raymond
Threlkeld. (Filed herewith.)
10(y)	-	Underwriting Agreement, dated November 18, 2004, by and among the Company and the
Underwriters named on Schedule 1 thereto. (Incorporated herein by reference to Exhibit
1.1 to the Registrant's Current Report on Form 8-K dated November 18, 2004.)
10(z)	-	Employment Agreement, dated as of September 20, 2004, between the Registrant and
Jennifer E. Kean. (Incorporated by reference to Exhibit 10(a) to the Registrant's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
10(aa)	-	Employment Agreement, dated as of September 20, 2004, between the Registrant and Tom
T. Angelos. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2004.)
10(bb)	-	Employment Agreement, dated as of July 15, 2004, between the Registrant and Alan L.
Wilder. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2004.)
21	-	List of subsidiaries of the Registrant. (Filed herewith.)

23	-	Consent of KPMG LLP. (Filed herewith.)
31.1	-	Certification of the CEO
31.2	-	Certification of the CFO
32.1	-	CEO Section 1350 Certification
32.2	-	CFO Section 1350 Certification

(c)	Independent auditors’ reports are included herein as follows:

Report of KPMG LLP as of December 31, 2004 and for the years ended December 31, 2004, 2003 and 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d'Alene Mines Corporation
(Registrant)
Date: March 21, 2005	By: /s/ Dennis E. Wheeler
Dennis E. Wheeler
(Chairman, President and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler	Chairman, President, Chief Executive Officer and Director	March 21, 2005
Dennis E. Wheeler
/s/ James A. Sabala	Executive Vice President and Chief Financial Officer	March 22, 2005
James A. Sabala
/s/ Harry F. Cougher	Senior Vice President North American Operations	March 23, 2005
Harry F. Cougher
/s/ Raymond Threlkeld	President - South American Operations	March 15, 2005
Raymond Threlkeld
/s/ Tom T. Angelos	Controller and Chief Accounting Officer	March 28, 2005
Tom T. Angelos
/s/ Cecil D. Andrus	Director	March 15, 2005
Cecil D. Andrus
/s/ James J. Curran	Director	March 15, 2005
James J. Curran
/s/ James A. McClure	Director	March 15, 2005
James A. McClure
/s/ Robert E. Mellor	Director	March 15, 2005
Robert E. Mellor
/s/ John H. Robinson	Director	March 15, 2005
John H. Robinson
/s/ Timothy R. Winterer	Director	March 15, 2005
Timothy R. Winterer
/s/ J. Kenneth Thompson	Director	March 15, 2005
J. Kenneth Thompson

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Reports of Independent Registered Public Accounting Firm	F-2 - F-4
Consolidated Balance Sheets - December 31, 2004 and 2003	F-5 - F-6
Consolidated Statements of Operations and Comprehensive Loss - Years Ended December
31, 2004, 2003 and 2002	F-7
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended	F-8
December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003
and 2002	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur D’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur D’Alene Mines Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur D’Alene Mines Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Coeur d’Alene Mines Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in the Company’s internal control over financial reporting have been identified and included in management's assessment as of December 31, 2004:

•	The Company did not have policies and procedures in place to ensure that the initial determination and subsequent monitoring of factors affecting the realization of deferred tax assets, including the associated deferred tax asset valuation allowances, were sufficient to result in the reporting of deferred tax assets, including the related deferred tax asset valuation allowances, in accordance with U.S. generally accepted accounting principles. In addition, the Company did not have effective review procedures associated with the Company’s accounting for income taxes and related disclosures. As a result, the Company recorded adjustments, including a material adjustment related to the deferred tax asset valuation allowances, to correct errors in accounting as of and for the year ended December 31, 2004.

•	The Company did not have effective review procedures in place to ensure that the Company’s Chilean operations properly applied accounting principles relative to depletion. As a result, the Company’s Chilean subsidiary applied a method of accounting for depletion that was not in accordance with corporate accounting policies, nor in accordance with U.S. generally accepted accounting principles. As a result, the Company was required to record adjustments to accumulated depletion, depletion expense, and inventory to correct errors in accounting as of and for the year ended December 31, 2004.

•	The Company did not have effective policies and procedures in place to review and approve the propriety of non-standard journal entries and accounting for the Company’s foreign non-routine transactions. The absence of these policies and procedures could have resulted in material errors in the preparation of the Company’s annual or interim financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Coeur d’Alene Mines Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Coeur d’Alene Mines Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP

Denver, Colorado
March 28, 2005

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
ASSETS	2004	2003
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$273,079	$62,417
Short-term investments	48,993	19,265
Receivables	10,634	8,103
Ore on leach pad	15,046	17,388
Metal and other inventory	17,639	12,535
Deferred tax assets	2,592	--
Prepaid expenses and other	3,727	3,067

	371,710	122,775
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	85,070	87,546
Less accumulated depreciation	(54,154)	(52,868)

	30,916	34,678
MINING PROPERTIES
Operational mining properties	121,344	114,018
Less accumulated depletion	(100,079)	(90,245)

	21,265	23,773
Mineral interests	20,125	20,125
Non-producing and development properties	26,071	25,121

	67,461	69,019
OTHER ASSETS
Non-current ore on leach pad	28,740	14,705
Restricted cash and cash equivalents	10,847	8,710
Debt issuance costs, net	5,757	87
Marketable securities	34	19
Deferred tax assets	1,811	--
Other	8,501	9,474

	55,690	32,995

TOTAL ASSETS	$525,777	$259,467

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$8,389	$7,772
Accrued liabilities and other	5,192	5,218
Accrued interest payable	1,035	120
Accrued salaries and wages	6,379	5,705
Current portion of remediation costs	1,041	1,278
Current portion of bank financing	114	2,367

	22,150	22,460
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	--
7 1/4% Convertible Subordinated Debentures due October 2005	--	9,563
Reclamation and mine closure	23,670	20,934
Other long-term liabilities	6,503	9,032

	210,173	39,529
COMMITMENTS AND CONTINGENCIES
(See Notes H, I, J, L, M, N, O and Q)
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued 241,028,303 and 214,195,186 in 2004 and 2003 (1,059,211
shares held in treasury)	241,028	214,195
Additional paid-in capital	629,809	542,900
Accumulated deficit	(561,908)	(545,050)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,285)	(1,377)

	293,454	197,478

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$525,777	$259,467

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2004	2003	2002
	(In Thousands, except per share data)
REVENUES
Sales of metal	$130,245	$108,522	$86,333
Interest and other	3,205	2,019	8,544

Total revenues	133,450	110,541	94,877
COSTS AND EXPENSES
Production	79,790	77,861	82,855
Depreciation and depletion	18,800	16,627	13,511
Administrative and general	14,497	12,264	8,806
Exploration	11,068	4,947	3,849
Pre-development	11,449	1,967	2,606
Interest	2,831	12,851	21,948
Write-down of mining properties and other holding costs	1,983	6,393	23,060
Merger expenses	15,675	--	--
Loss on exchange and early retirement of debt	--	41,564	19,061

Total cost and expenses	156,093	174,474	175,696

LOSS FROM CONTINUING OPERATIONS	(22,643)	(63,933)	(80,819)
Income tax benefit	5,785	7	--

Loss before cumulative effect of change in accounting principle	(16,858)	(63,926)	(80,819)
Cumulative effect of change in accounting principle	--	(2,306)	--

NET LOSS	(16,858)	(66,232)	(80,819)
Other comprehensive loss	(908)	(556)	(1,470)

COMPREHENSIVE LOSS	$(17,766)	$(66,788)	$(82,289)

BASIC AND DILUTED LOSS PER SHARE:
Weighted average number of shares of common stock	215,969	168,186	78,193

Net loss before cumulative effect of change in accounting principle	$(0.08)	$(0.38)	$(1.03)
Cumulative effect of change in accounting principle	--	(0.01)	--

Net loss	$(0.08)	$(0.39)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	For Years Ended December 31, 2004, 2003 and 2002 (In Thousands)
	Common Stock Shares	Common Stock $1 Par	Additional Paid In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2002	49,278	$49,278	$388,050	$(397,999)	$(13,190)	$649	$26,788
Net Loss (Restated)	--	--	--	(80,819)	--	--	(80,819)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(297)	(297)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	--	(10)	(10)
Excess additional pension liability over	--	--	--	--	--	(1,163)	(1,163)
unrecognized prior service cost
Conversions of convertible senior
subordinated notes to Common stock	37,143	37,143	5,665	--	--	--	42,808
Exchanges of convertible subordinated
debentures to common stock	24,382	24,382	22,413	--	--	--	46,795
Interest on convertible senior
subordinated notes paid in
Common stock	8,850	8,850	4,735	--	--	--	13,585
Other	--	--	--	--	--	--	--

Balances at December 31, 2002	119,653	$119,653	$420,863	$(478,818)	$(13,190)	$(821)	$47,687
Net Loss (Restated)	--	--	--	(66,232)	--	--	(66,232)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(306)	(306)
Change in fair value of derivative
hedging, net of settlement	--	--	--	--	--	140	140
Excess additional pension liability over
unrecognized prior service cost	--	--	--	--	--	(390)	(390)
Conversions and exchanges of convertible
senior subordinated notes to	50,317	50,317	54,158	--	--	--	104,475
Common stock
Interest on convertible senior
subordinated notes paid in
Common stock	5,878	5,878	3,169	--	--	--	9,047
Issuance of common stock	36,230	36,230	64,580	--	--	--	100,810
Long-term incentive stock payout	1,240	1,240	(358)	--	--	--	882
Other	877	877	488	--	--	--	1,365

Balances at December 31, 2003	214,195	$214,195	$542,900	$(545,050)	$(13,190)	$(1,377)	$197,478
Net Loss	--	--	--	(16,858)	--	--	(16,858)
Unrealized loss on short-term
investments and marketable securities	--	--	--	--	--	(347)	(347)
Change in fair value of derivative hedging,
net of settlements	--	--	--	--	--	(130)	(130)
Excess additional pension liability
over unrecognized prior service cost	--	--	--	--	--	(431)	(431)
Issuance of common stock	26,795	26,795	86,601	--	--	--	113,396
Long-term incentive stock payout	38	38	469	--	--	--	507
Other	--	--	(161)	--	--	--	(161)

Balances at December 31, 2004	241,028	$241,028	$629,809	$(561,908)	$(13,190)	$(2,285)	$293,454

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,858)	$(66,232)	$(80,819)
Add (deduct) noncash items:
Depreciation and depletion	18,800	16,627	13,511
Deferred taxes	(4,403)	--	--
Loss on early retirement of convertible
subordinated debentures	--	41,564	19,061
Cumulative effect of change in accounting principle	--	2,306	--
Interest expense on convertible senior
subordinated notes paid in common stock	--	8,191	13,585
Unrealized (gain) loss on embedded derivative	881	(411)	(539)
Amortization of restricted stock compensation	1,137	911	--
Amortization of debt issuance costs	408	697	1,530
Amortization of premium and/or discount	1,527	760	1,176
Other charges	(7)	(19)	1,882
Loss on sale of assets	(11)	--	(4,564)
Write-down of mining properties	--	--	19,047
Realized loss on written call options	--	--	62
Gain on sale of short-term investment	--	(40)	(916)
Changes in operating assets and liabilities:
Receivables	(2,532)	(2,738)	(1,126)
Prepaid expenses and other	(486)	(3,844)	(519)
Inventories	(16,798)	(3,226)	7,311
Accounts payable and accrued liabilities	(239)	328	2,834

CASH USED IN OPERATING ACTIVITIES	(18,581)	(5,126)	(8,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(63,619)	(99,782)	(40,131)
Proceeds from sales of short-term investments	29,864	86,168	40,870
Proceeds from sale of property, plant and equipment	329	370	4,117
Capital expenditures	(10,514)	(19,914)	(10,316)
Other	153	(196)	(515)

CASH USED IN INVESTING ACTIVITIES	(43,787)	(33,354)	(5,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(9,561)	(39,717)	(9,427)
Proceeds from issuance of common stock, net of
issuance costs	112,604	100,810	--
Proceeds from issuance of notes	180,000	33,280	13,532
Payments of debt issuance costs	(6,089)	--	--
Bank borrowings on working capital facility	6,056	30,785	15,403
Payments to bank on working capital facility	(8,422)	(33,226)	(10,485)
Other	(1,558)	(128)	(185)

CASH PROVIDED BY FINANCING ACTIVITIES:	273,030	91,804	8,838

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,662	53,324	(5,621)
Cash and cash equivalents at beginning of period	62,417	9,093	14,714

Cash and cash equivalents at end of period	$273,079	$62,417	$9,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,572	$3,927	$6,767

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

        Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $11.4 million, $10.7 million and $10.9 million in 2004, 2003 and 2002, respectively, are recorded as a reduction of revenue.

        At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million, consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,755; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000. At December 31, 2003, the Company had outstanding provisionally priced sales of $32.8 million consisting of 3.7 million ounces of silver, 37,487 ounces of gold and 681,196 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,487; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,812.

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

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss.

        Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

        The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

        The Company reported ore on the leach pads of $43.8 million as of December 31, 2004. Of this amount, $15.0 million is reported as a current asset and $28.8 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In 2004 and 2003, the estimated recoveries for silver and gold were revised to 61.5% and 93%, respectively, from the 59% and 89% used in 2002. The impact of this change in recovery increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

        Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

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

        Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2004 and December 31, 2003, the Company held certificates of deposit and cash restricted under these agreements of $10.8 million and $8.7 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At present the remaining life of mine plan estimates the future stripping ratio as 1.1 to 1 (waste to ore), and the remaining costs will be amortized over the remaining life of the mine. At December 31, 2004 and December 31, 2003 the carrying amount of the deferred stripping costs were $0.8 million and $1.2 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than four years. The amounts that were amortized for the years ended December 31, 2004, 2003 and 2002 were $0.4 million, $0.3 million and $0.2 million, respectively.

        Reclamation and Remediation Costs: Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

        Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. Refer to Note I for additional disclosure.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note N – Derivative Financial Instruments and Fair Value of Financial Instruments.

        Stock-based Compensation Plans: The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        In December 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” This Statement changes the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring the fair-value-based method of accounting and eliminates the alternative to use APB Opinion 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R addresses financial statement users’ and other parties’ concerns of faithfully representing the economic transactions affecting an entity by requiring the entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The Statement was also issued to (i) improve the comparability of reported financial information by eliminating alternative accounting methods, (ii) simplify US GAAP, and (iii) converge with international accounting standards. SFAS No. 123R is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that it will defer adoption until the third quarter of 2005, at which time it will begin recognizing compensation expense on the remaining portion of outstanding awards for which the requisite service period has not been rendered and for any awards granted, modified, repurchased or cancelled after the effective date. It is not believed that adoption will have a material impact on our financial reporting and disclosure. Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Years Ended December 31,
	2004	2003	2002
Net loss as reported	$(16,858)	$(66,232)	$(80,819)
Add stock based employee compensation expense included in
reported net income (loss)	$1,137	$911	--
Deduct total stock based employee compensation expense
determined under fair value method for all rewards	$(1,808)	$(483)	$(1,175)

Unaudited pro forma net loss	$(17,529)	$(65,804)	$(81,994)

Basic and diluted net loss per share as reported	$(0.08)	$(0.39)	$(1.03)
Unaudited basic and diluted pro forma net loss per share	$(0.08)	$(0.39)	$(1.05)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.2%, 4.0% and 4.4% for 2004, 2003 and 2002, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 50%, 45% and 89% for 2004, 2003 and 2002, respectively, and no expected dividends.

        Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely that not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized. For 2004, the Company included $4.4 million of income tax benefit resulting from an adjustment to the valuation allowance for the expected benefit of net operating loss carryforwards to be utilized in future years.

        Comprehensive Loss: Comprehensive loss includes net loss as well as changes in stockholders’ equity that results from transactions and events other than those with stockholders. Items of comprehensive loss include the following:

	2004	2003	2002
Unrealized loss on marketable securities	$(347)	$(306)	$(297)
Change in fair value of derivative instruments,
net of settlement	(130)	140	(10)
Excess additional pension liability on
unrecorded service cost	(431)	(390)	(1,163)

Comprehensive loss	$(908)	$(556)	$(1,470)

        Net Loss Per Common Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options and debentures outstanding was antidilutive in years ending December 31, 2004, 2003 and 2002.

        Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	December 31, 2004	December 31, 2003	December 31, 2002
Options	1,796,908	1,650,054	1,750,675
6.375% Debentures
Convertible at $25.77	--	--	2,139,387
7.25% Debentures
Convertible at $17.45	--	548,023	668,481
1.25% Notes
Convertible at $7.06	23,684,211	--	--

Total potentially dilutive
shares	25,481,119	2,198,077	4,558,543

        Debt Issuance Costs: Costs associates with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the straight-line method.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to mineral reserves, reclamation and remediation costs, valuation allowance for deferred tax assets, useful lives utilized for depreciation, depletion, amortization and accretion calculations of future cash flows from long-lived assets. Actual results could differ from those estimates.

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to current year presentation.

        Recent Accounting Pronouncements: In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement now requires that these items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal” as previously stated in ARB No. 43, Chapter 5. In addition, this Statement requires that the allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that its current accounting practice is to recognize idle facilities as a current-period expense and, therefore, does not believe that adoption will have a material impact on its financial statements.

        In December 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” This Statement changes the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring the fair-value-based method of accounting and eliminates the alternative to use APB Opinion 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R addresses financial statement users’ and other parties’ concerns of faithfully representing the economic transactions affecting an entity by requiring the entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The Statement was also issued to (i) improve the comparability of reported financial information by eliminating alternative accounting methods, (ii) simplify US GAAP, and (iii) converge with international accounting standards. SFAS No. 123R is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that it will defer adoption until the third quarter of 2005, at which time it will begin recognizing compensation expense on the remaining portion of outstanding awards for which the requisite service period has not been rendered and for any awards granted, modified, repurchased or cancelled after the effective date. It is not believed that adoption will have a material impact on our financial reporting and disclosure.

NOTE C — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

        The Company classifies its investment securities as available-for-sale securities. Pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss). At the time securities are sold or otherwise disposed of, gains or losses are included in net income (loss). The following is a summary of available-for-sale securities:

	Available-For-Sale Securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
As of December 31, 2004
U.S. Corporate	$18,964	$107	$1	$18,858
U.S. Government	29,062	205	--	28,857
State/Municipal	1,285	7	--	1,278

Total debt securities	49,311	319	1	48,993
Equity securities	20	3	17	34

	49,331	322	18	49,027

As of December 31, 2003
U.S. Corporate	$3,906	$2	$21	$3,925
U.S. Government	10,503	4	20	10,519
State/Municipal	4,827	6	--	4,821

Total debt securities	19,236	12	41	19,265
Equity securities	18	2	3	19

	19,254	14	44	19,284

As of December 31, 2002
U.S. Corporate	$301	$--	$--	$301

Total debt securities	301	--	--	301
Equity securities	782	4	355	1,133

	1,083	4	355	1,434

        The gross realized gains on sales of available-for-sale securities totaled nil during 2004, $0.1 million during 2003, and $1.1 million for 2002. The gross realized losses totaled nil, $0.1 million, and $0.2 million during 2004, 2003 and 2002, respectively. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of nil, $1.3 million and $1.5 million of short-term investments sold or adjusted for other than temporary decline in market value during 2004, 2003 and 2002, respectively. Short-term investments mature at various dates through February 2006.

NOTE D — ORE ON LEACH PADS

        Ore on leach pad consists of the following:

	December 31,
	2004	2003
Ore on leach pad - Current	$15,046	$17,388
Ore on leach pad - Non-current	28,740	14,705

Total ore on leach pads	$43,786	$32,093

NOTE E — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	December 31,
	2004	2003
Concentrate and dore inventory	$11,876	$7,980
Supplies	5,763	4,555

Metal and other inventory	$17,639	$12,535

NOTE F — PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2004	2003
Land	$1,379	$1,339
Building improvements	38,308	37,203
Machinery and equipment	45,113	48,529
Capitalized leases, machinery and equipment	270	475

	85,070	87,546
Accumulated depreciation	(54,154)	(52,868)

	$30,916	$34,678

        The Company has entered into various operating lease agreements which expire over a period of three years. Total rent expense charged to net income (loss) under these agreements was $4.0 million, $4.4 million and $3.7 million for 2004, 2003, 2002, respectively.

        The Company’s capital expenditures were as follows:

	2004	2003	2002
Rochester	$3,548	$12,128	$1,564
Silver Valley	2,151	2,362	2,503
Cerro Bayo/Martha	3,140	4,850	3,695
Other	1,675	574	2,554

Net asset additions	$10,514	$19,914	$10,316

        Minimum future lease payments under both capital and operating leases at December 31, 2004 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2005	$114	$2,339
2006	--	779
2007	--	402
2008	--	73
Thereafter	--	1

	114	$3,594

Less: Amount representing interest	3

Present value of net lease payments	111
Current maturities	111

	$--

NOTE G — MINING PROPERTIES

	December 31,
	2004	2003
Capitalized costs for mining properties, net of accumulated depletion consist of the following:
Operational mining properties:
Rochester Mine	$12,728	$15,214
Galena Mine	3,990	3,073
Cerro Bayo Mine	3,924	3,754
Martha Mine	623	1,732

Total operational mining properties	21,265	23,773

Non-producing and developmental properties:
Kensington	24,979	24,979
San Bartolome (A)	21,075	20,125
Other	142	142

Total non-producing and developmental properties	46,196	45,246

Total properties	$67,461	$69,019

    (A)        During the fourth quarter of 2004, the Company commenced construction activities at its San Bartolome property. The costs incurred during the fourth quarter were capitalized as part of the development properties.

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

Non-Producing and Development Properties

        San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). As consideration for these JV/leases, production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL. During 2004, the Company completed an updated feasibility study and in the fourth quarter of 2004 commenced construction of the project.

        Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. During 2004, the Company completed an updated feasibility study based on an alternate operating scenario focused on mining higher-grade areas, significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant.

NOTE H — LONG-TERM DEBT

Debt Reduction Program

        In 1998, the Company began pursuing a program of restructuring and reducing its outstanding indebtedness, which resulted in a reduction of long-term debt from $246.5 million at December 31, 1998 to $180.0 million at December 31, 2004. In addition, the interest rate on long-term debt has been reduced to 1 ¼% per annum. A summary of the major components of the program are as follows:

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

        2004 Redemption

        On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. The final redemption took place on March 11, 2004.

Debt Issuance

        2004 Issuance of 1 ¼% Convertible Senior Notes

        On January 13, 2004, the Company completed its offering of $180 million aggregate principal amount of 1 ¼% Convertible Senior Notes due 2024. The Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes will be payable in cash at the rate of 1¼% per annum beginning July 15, 2004. The Company has used the proceeds of the Notes for general corporate purposes, which include the development of its Kensington gold project and its San Bartolome silver project, or the acquisition of precious metals properties or businesses. Construction commenced at the San Bartolome project on October 1, 2004. The Kensington project is subject to the receipt of final permits and final construction decision. The Notes will be general unsecured obligations, senior in right of payment to the Company’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the Notes was made only by means of a prospectus under the Company’s existing shelf registration statement, including the accompanying prospectus supplement relating to the Notes.

Debt-for-Equity Conversions and Exchanges

        The following table sets forth debt-for-equity conversions exchanges for each year in millions:

	Common Shares	Principal Amount	Interest Expense	Discount and Offering Costs	Loss on Early Retirement of Debt
2004
None	--	--	--	--	--
2003
Converted
13.375% Notes Series I due 2003	9.4	$12.7	$--	$(0.30)	$--
Interest	0.2	--	0.3	--	--
Exchanged
6.375% Debentures due 2004	16.6	27.9	--	(0.10)	(27.5)
Interest	0.5	--	0.9	--	--
7.25% Debentures due 2005	1.4	2.1	--	--	(2.2)
9% Notes due 2007	23.0	32.6	--	(4.20)	(4.2)
Interest	4.5	--	7.0	--	--

TOTAL	55.6	$75.3	$8.2	$(4.60)	$(33.9)

2002
Converted
13.375% Notes Series I due 2003	21.2	$28.8	$--	$(1.30)	$--
Interest	5.1	--	7.9	--	--
13.375% Notes Series II due 2003	15.9	21.5	--	(6.04)	--
Interest	2.9	--	4.5	--	--
Exchanged
6% Debentures exchanged June 2002	14.4	13.7	--	(0.03)	(2.9)
6.375% Debentures due 2004	7.9	11.1	--	(0.06)	(12.9)
Interest	0.7	--	1.0	--	--
7.25% Debentures due 2005	2.1	3.0	--	(0.04)	(3.3)
Interest	0.2	--	0.2	--	--

TOTAL	70.4	$78.1	$13.6	$(7.47)	$(19.1)

        Redemptions of Debentures

        The following table sets forth cash redemptions of debentures for each year in millions:

	Principal Amount	Purchase Amount	Offering Cost	Loss on Early Retirement of Debt
2004:
7.25% Debentures	$9.6	$9.6	$(.08)	--
2003:
6 3/8% Debentures	$27.3	$27.3	--	--
9% Debentures	$ 4.6	$13.5	$(1.30)	$(7.6)
2002:
6% Debentures	$9.4	$9.4	$(.03)	--

1 ¼% Debentures

        The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2004 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

        The fair value of the convertible debentures is determined by market transactions on or near December 31, 2004 and 2003, respectively. The carrying amounts and fair values of debentures, as of December 31, 2004 and 2003, consisted of the following:

	December 31, 2004		December 31, 2003
Convertible Debentures	Carrying Value	Fair Value	Carrying Value	Fair Value
1 1/4% Notes due 2024	$180,000	$166,776	$ --	$ --
7 1/4% Debentures due 2005	$ --	$ --	$ 9,563	$ 9,552

        Total interest expense on Debentures and Notes for the year ended December 31, 2004, 2003, and 2002 was $2.9 million, of which $0.1 million was capitalized as a cost of certain properties under development, $12.9 million, and $21.9 million, respectively.

        Interest paid was $1.6 million, $13.0 million, of which $9.0 million was paid in stock, and $20.4 million, of which $13.6 million was paid in stock, for 2004, 2003, and 2002, respectively.

Building Loan

        In 2002, the Company secured a 10-year loan at an interest rate of 10% per annum for the Corporate Office Building utilizing the building as collateral for the loan. The amount of this loan outstanding at December 31, 2003 was $1.2 million and is included in other long-term liabilities in the accompanying consolidated financial statements. This loan was paid in full in February 2004.

NOTE I — RECLAMATION AND REMEDIATION COSTS

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

        Effective January 1, 2003, the Company adopted SFAS No. 143. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, the Company was required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003, and the effects of this change are discussed below.

        Upon adoption of FASB No. 143 “Accounting for Asset Retirement Obligations,” the Company recognized the following:

1.	A post closure reclamation liability of $20.7 million;
2.	Increased the carrying value of its assets by approximately $11.4 million, offset by $7.6 million of depletion through January 1, 2003, and
3.	Recorded a cumulative effect adjustment to decrease income by $2.3 million.

        The Company measured the cumulative accretion and accumulated depletion for the period from the date the liability would have been recognized if FASB No. 143 were in effect when the Company incurred the liability to the date of the adoption of the Statement and has reported these as a cumulative effect of a change in accounting principle. For the initial measurement of these existing obligations, the Company used current information, assumptions, and interest rates. The initial implementation of FASB No. 143 also required the Company to reverse all previously recognized retirement obligations (reclamation accruals) as part of the cumulative effect adjustment.

        The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs is discounted, using a credit adjusted risk-free interest rate of 7.5%, from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

        Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost with a corresponding debit to the carrying amount of the related long-lived asset. The Company depletes this amount using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows will be discounted using a current credit-adjusted risk-free rate. Downward revisions will be discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.

        The following table summarizes the pro forma effects of the application of SFAS No. 143, as if the Statement had been retrospectively applied for the period ending on December 31, 2002:

(In thousands except per share data)	December 31, 2002
Net loss as reported	$(80,819)

Unaudited net loss pro forma	$(83,341)

Basic and diluted earnings per share as reported	$(1.03)

Unaudited basic and diluted earnings per share pro forma	$(1.07)

        In addition, had the Company adopted the provisions of SFAS No. 143 prior to January 1, 2003, the amount of the asset retirement obligations on a pro forma basis would have been as follows:

(In thousands)	Pro Forma Asset Retirement Obligation
January 1, 2000	$18,937

December 31, 2000	$18,282

December 31, 2001	$19,553

December 31, 2002	$20,662

        In the fourth quarter of 2004, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $2.2 million and a corresponding increase to the carrying amount of the asset to be retired. The increase was due to further disturbance at the Company’s Cerro Bayo mine and adjustments to future estimated costs at the Company’s Galena and Coeur mines. The increase was discounted using the Company’s current credit adjusted risk-free rate of 7.19%.

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to December 31, 2004 and 2003:

Assets:	2004	2003
	(in thousands)
Balance at January 1, 2004	$20,657	$20,662
Accretion expense	1,549	1,550
Liabilities incurred	2,173	--
Changes in estimates	(837)	--
Liabilities settled	(106)	(1,555)

Asset Retirement Obligation - December 31, 2004	$23,436	$20,657

NOTE J — INCOME TAXES

        Income (loss) before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
United States	$(21,103)	$(72,036)	$(77,171)
Foreign	(1,540)	8,103	(3,648)

Total	$(22,643)	$(63,933)	$(80,819)

        The components of the consolidated income tax provision were as follows:

	Years Ended December 31,
	2004	2003	2002
Current	$1,382	$7	$--
Deferred	4,403	--	--

Benefit (provision) for income tax	$5,785	$7	$--

        A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31,
	2004		2003		2002
Tax benefit on continuing operations	35.0		35.0		35.0
State tax benefit from continuing
operations	3.0		3.0		3.0
Percentage depletion and debt retirement
	16.3		(28.	3)	(19.	1)
Change in valuation allowance	(42.	9)	(22.	6)	52.9
Change in valuation allowance due to
change in ownership limitations	--		--		(46.	8)
Foreign operations	6.0		4.5		(13.	5)
Overaccrual of prior year taxes	6.1		9.5		--
Other, net	2.1		(1.1)		(11.	5)

Effective tax rate	25.6		--		--

        During 2004, the Company evaluated its tax status in each of its domestic and foreign jurisdictions and as a result, has adjusted certain amounts related to state taxes and net operating loss carryforwards, with an offsetting effect in the valuation allowances for the years ended December 31, 2004, 2003 and 2002, to conform to the presentation as of December 31, 2004. These changes have been reflected in the above table to facilitate comparability and had no impact on the financial statements as the net effective tax rate for each of the years presented has not changed.

        As of December 31, 2004, 2003 and 2002, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2004	2003	2002
Deferred tax liabilities:
PP&E, net	$7,529	$7,631	$5,938

Total deferred tax liabilities	$7,529	$7,631	$5,938

Deferred tax assets:
Mineral properties	$70,076	$65,928	$54,914
Other	2,714	302	1,412
Net operating loss carryforwards	85,765	78,106	71,167
Alternative minimum tax credit carryforwards	1,459	1,459	1,459
Other business credit carryforwards	--	205	205
Capital loss carryforwards	5,679	5,679	5,686

	165,693	151,679	134,843
Valuation allowance	(153,761)	(144,048)	(128,905)

Total deferred tax assets	$11,932	$7,631	$5,938

Net deferred tax asset	$4,403	$--	$--

        The Company has reviewed its domestic and foreign deferred tax assets and, except for a $4.4 million deferred tax asset related to the Company’s Cerro Bayo mine, has not recognized the potential tax benefits arising therefrom because at this time management believes it is more likely than not that the benefits will not be realized in future years. The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of its deferred tax asset. Based on this analysis, the Company determined that over the next two years pretax book income is expected to be generated in Chile where the future tax rate is 17%.

        During 2002, the Company, for U.S. tax purposes, was subject to the U.S. change of ownership rule which limits the availability of existing tax attributes including net operating losses to reduce future taxable income. The Company estimates that the change of ownership limitation will preclude the Company from utilizing tax attributes to reduce future income tax payments by $38.0 million. As a result, the Company has reduced the U.S. net operating loss carryforwards that existed prior to the 2002 ownership change by $100 million. Consequently, the deferred tax assets have been reduced with a corresponding reduction in the valuation allowance.

        During 2003, the Company, for U.S. tax purposes, was subject to another U.S. change of ownership which limits the availability of existing tax attributes including net operating losses to reduce future taxable income. The Company estimates that this change will not preclude the Company from utilizing tax attributes to reduce future taxable income or tax payments. Therefore, the Company has not reduced the tax attribute carryforwards.

        As of December 31, 2004, the Company has the following tax attribute carryforwards:

	U.S.	Australia	Chile	Argentina	New Zealand	Total
Regular net operating losses	$108,486	$2,513	$77,216	$1,450	$91,371	$281,036
Capital losses	14,944	--	--	--	--	14,944
Alternative minimum tax credits	1,459	--	--	--	--	1,459

        The U.S. net operating losses expire in 2008 through 2024 while the foreign country net operating losses have an indefinite carryforward period. The Company’s capital losses expire in 2006 and 2007, alternate minimum tax credits have an indefinite carryforward period and the general business credits expired on December 31, 2004.

NOTE K — SHAREHOLDERS EQUITY

        On May 11, 1999, the Company’s shareholders adopted a new shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock. The exercise price is $100, making the price $10,000 per full preferred share. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2004 and 2003, there were a total of 239,969,092 and 213,135,975 outstanding rights, respectively, which was equal to the net number of outstanding shares of common stock.

Stock Issues During 2004

        During the fourth quarter of 2004, the Company completed a public offering of 26.6 million shares of common stock at a public offering price of $4.50 per share, which included 1.6 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $113.1 million.

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

NOTE L — STOCK-BASED COMPENSATION PLANS

        The Company has a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and a Directors’ Plan (the “Directors’ Plan”).

        History and Objectives of the Company’s Executive Compensation Program

        Hewitt Associates, an independent consulting firm, has advised our Board of Directors and its Compensation Committee regarding our executive compensation program since 1989. The program was originally approved by shareholders in 1989. Amendments to the program approved by shareholders in 1995 and a new LTIP approved by shareholders in 2003 were designed to make us remain competitive with mining industry peer companies and to further align the financial incentives of management with the shareholders’ interests.

        Annual Incentive Plan

        Benefits under the Annual Incentive Plan were payable in cash for 2004, 2003 and 2002.

        1989 Long-Term Incentive Plan

        Under the 1989 Long-Term Incentive Plan, as amended by shareholders in 1995, benefits consist of non-qualified stock and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of one third during the three-year period following the date of grant. In addition to stock options, the Long-Term Plan may annually grant stock appreciation rights (SAR’s), restricted stock, restricted stock units, performance shares, performance units, cash based awards, and stock based awards.

        On March 11, 2003, the Board of Directors awarded to the management group a total of 1,240,000 restricted shares which initially were to vest at the end of a three-year period after grant of such shares. At a meeting on February 5, 2004, the Board of Directors, based upon the Company’s achievement of certain strategic goals during 2003, amended the vesting schedule such that these shares will vest to the extent of one-third of the award amount on each anniversary following the grant date of such shares. As of December 31, 2004, the amount of authorized shares to issue under this plan was 2.9 million shares. There were 1.0 million shares and 1.2 million shares reserved for issuance under this plan at December 31, 2004 and 2003, respectively. No further awards will be made under this plan.

        2003 Long-Term Incentive Plan

        The 2003 Long-Term Incentive Plan (the “LTIP”) was approved by our shareholders on May 20, 2003, and replaced our prior 1989 Long-Term Incentive Plan, and pursuant to which we may annually grant: nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards and stock-based awards to our executive officers.

        On February 19, 2004, the Board of Directors awarded a total of 152,737 restricted shares which will vest to the extent of one-third of the award amount on each anniversary following the grant date of such shares. On November 11, 2004, the Board of Directors awarded an additional 83,333 restricted shares which will vest to the extent of one-half of the award amount on each of the remaining two anniversaries of the March 11, 2003 award. As of December 31, 2004, the amount of authorized shares to issue under this plan was 6.8 million shares. There were 0.3 million shares and nil reserved for issuance under this plan at December 31, 2004 and 2003, respectively.

        Directors Plan

        The Directors’ Plan options are granted only in lieu of an optionee’s foregone annual directors’ fees. Under this Plan 1,200,000 shares of common stock are authorized for issuance. For the year’s ended December 31, 2004, 2003 and 2002, a total of 40,318, 106,478, and 181,060 options, respectively, had been granted in lieu of $0.1 million, each year of foregone directors’ fees. The total amount of shares reserved at December 31, 2004 and 2003 were 505,884 and 486,808, respectively under this Plan.

        As of December 31, 2004 and 2003, stock options to purchase 1,796,908 shares and 1,650,054 shares, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $19.94 per share. Total employee compensation expenses charged to operations under these Plans were $2.8 million, $3.1 million and $0.8 million for 2004, 2003 and 2002, respectively. A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair value of Options Granted
Stock options outstanding at December 31, 2001	779,094	$2.81
Granted	1,052,525	$1.50	$ 1.31
Canceled/expired	(80,944)	$2.12

Stock options outstanding at December 31, 2002	1,750,675	$2.05
Granted	106,478	$2.08	$ 1.08
Exercised	(72,052)	$1.13
Canceled/expired	(135,047)	$1.91

Stock options outstanding at December 31, 2003	1,650,054	$2.11
Granted	333,250	$6.95	$ 3.27
Exercised	(169,527)	$1.69
Canceled/expired	(16,869)	$6.32

Stock options outstanding at December 31, 2004	1,796,908	$3.01

        Options exercisable at December 31, 2004, 2003 and 2002 were, 1,509,021, 1,616,532, and 1,650,108, respectively.

        The following table summarizes information for options currently outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74 to $1.22	484,885	6.78	$0.79	484,885	$0.79
$1.23 to $1.85	637,711	7.58	$1.65	637,711	$1.65
$1.86 to $2.63	111,502	7.90	$2.10	111,502	$2.10
$2.64 to $4.81	189,805	5.21	$3.67	181,654	$3.69
$4.82 to $8.94	332,908	8.74	$7.16	53,172	$7.55
$8.95 to $19.94	40,097	1.15	$16.21	40,097	$16.21

	1,796,908			1,509,021

        As of December 31, 2004, 6,907,970 shares were available for future grants under these Plans and 23,684,211 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE M — DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Benefit Plan

        In connection with the acquisition of certain Asarco silver assets acquired in 1999, the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees at Coeur Silver Valley. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains and losses are amortized on plan participants’ expected future period of service using the straight-line method. The Company expects to contribute approximately $720,000 during 2005.

        Actuarial Present Value of Projected Benefit Obligation:

        The actuarial present value of our accumulated plan benefits has been determined using the following assumptions:

Factor	Method
Discount Rate for Benefit Obligations	7.0%
Expected Return on Plan Assets	7.0%
Rate of Compensation Increased	5.0%

        Expected long-term rate of return on plan assets:

        The long-term expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 7% and 6% as of December 31, 2004 and 2003, respectively. The rate used is based on the plan’s experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions are paid from the plan. The plan had an expected return on plan assets of $0.2 million and $0.2 million for 2004 and 2003, respectively. The actual return on plan assets was $0.3 million and $0.4 million for 2004 and 2003, respectively. The actuarial gains and losses for each period are amortized using a straight-line method over 10.5 years. This will have a future impact on operations of approximately $0.4 million per year.

        Plan assets and determination of fair value:

        The fair value of plan assets is determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix is in accordance with the plan’s fiduciary investment policy which allows for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The current investment portfolio for the funded portion of the obligation is held in a trust. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. The Company has funded $0.7 million and $0.8 million in 2004 and 2003, respectively, toward the obligation. The Company expects to contribute approximate $0.8 million for each of the next five years. The plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States government.

        Pursuant to the plan’s fiduciary investment policy, the plan adopts more specific investment directives from time to time. The plan’s current investment directives are 10% guaranteed investment contracts, 30% fixed income investments, 30% large company investments and 30% S&P 500 index funds. Based on this current investment directive, the plan’s actual portfolio at December 31, 2004 had 9% guaranteed investment contracts, 27% conservative bond investments, 42% large company investments and 22% S&P 500 index funds. Since the performance of each asset class of the portfolio within any measurement period will impact its relative weight in the portfolio, the actual percentage of each asset class in the portfolio at December 31, 2004 does not match exactly to the current directive.

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

        3)  Volatility that is not substantially greater than the portfolio indexed benchmark volatility of 11%; and

        4)  Risk adjusted returns that are above market line analysis when compared with indexed benchmarks.

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2004	2003	2002
Assumptions:
Discount rate	6.0%	7.0%	7.5%
Components of net periodic benefit cost
Service cost	$319	$269	$311
Interest cost	412	335	290
Expected return on plan assets	(215)	(180)	(143)
Amortization of prior service cost	56	56	56
Recognized actuarial loss	327	232	210

Net periodic benefit cost	$899	$712	$724

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,
	2004	2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$6,337	$4,693
Service cost	319	269
Interest cost	412	335
Benefits paid	(195)	(141)
Actuarial loss (gain)	621	1,181

Projected benefit obligation at end of year	$7,494	$6,337

Change in plan assets
Fair value of plan assets at beginning of year	$3,318	$2,250
Actual return on plan assets	255	419
Employer contributions	720	790
Benefits paid	(195)	(141)

Fair value of plan assets at end of year	$4,098	$3,318

Reconciliation of funded status
Funded status	$(3,396)	$(3,019)
Unrecognized actuarial gain	3,731	3,517
Unrecognized prior service cost	428	444

Net amount of asset reflected in consolidated balance sheet	$763	$942

Weighted average assumptions
Discount rate	6.0%	6.0%
Expected long-term rate of return on plan assets	6.0%	7.0%
Rate of compensation increase	5.0%	5.0%

Post Retirement Medical Benefits

        The Company’s subsidiary, Coeur Silver Valley Inc., provides certain health care benefits for retired employees and their dependents who retired before September 9, 1999. The current hourly employees of Coeur Silver Valley Inc. are not eligible for post retirement health insurance if eligible for retirement under the Coeur Silver Valley Retirement Plan. These benefits are insured through outside carriers. The fair value of the post retirement benefit obligation is determined as of December 31 for each of the years presented.

        Actuarial Present Value of Projected Benefit Obligation:

        The discount rate was determined based on Moody’s AAA Bond Rating and the rate applied was within the range of expected experience. The medical trend rate was determined based on the group rated experience. The Company amortizes its unrecognized, unfunded accumulated post-retirement benefit obligation using a straight-line method over a 6.16-year period. The 6.16-year estimate is based on a statistically determined average of estimated future service for the Company’s employees.

        Expected long-term rate of return on plan assets

        No assets are held in a trust for the post retirement health care plan; therefore, there is no expected long-term rate of return assumption. A “pay as you go” funding method is utilized under this plan. The Company contributed $0.2 million to the plan for each of 2004 and 2003. The Company expects to contribute to the plan between $0.2 million and $0.4 million each year for the next five years.

        A 1% increase in the medical trend rate assumption would result in an additional $8,000 in interest cost and a $0.1 million increase in post-retirement benefit obligation. A 1% decrease in the medical trend rate assumption would result in a $7,000 decrease in interest cost and a $0.1 million decrease in post-retirement benefit obligation.

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	At December 31,
	2004	2003
	(in thousands)
Assumptions:
Discount rate	6.00%	6.00%
Change in benefit obligation
Net benefit obligation at beginning of year	$1,995	$2,112
Service cost	17	18
Interest cost	116	117
Actuarial (gain) loss	18	(77)
Benefits paid	(173)	(175)

Net benefit obligation at end of year	$1,973	$1,995

Change in plan assets
Assets at beginning of year	$--	$--
Benefits paid	(173)	(175)
Contributions	173	175

Assets at end of year	$--	$--

Reconciliation of funded status
Funded status at end of year	$(1,973)	$(1,995)
Unrecognized net actuarial (gain) loss	62	43

Net amount recognized at end of year (recorded as
accrued benefit cost in the accompanying balance
sheet)	$(1,911)	$(1,952)

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Assumptions:
Discount rate	6.0%	6.0%	7.0%
Components of net periodic benefit cost:
Service cost	$17	$18	$16
Interest cost	116	117	143

Net periodic pension cost	$133	$135	$159

        Sensitivity of Retiree Welfare Results:

	For the Year Ended December 31,
	(in thousands)
	2004	2003
Effect of a one percentage point increase
in assumed ultimate health care cost trend
-- on total service and interest cost
components	$8	$8
-- on postretirement benefit obligation	$106	$117
Effect of a one percentage point decrease
in assumed ultimate health care cost trend
-- on total service and interest cost
components	$(7)	$(7)
-- on postretirement benefit obligation	$(91)	$(100)
Postretirement benefits include medical benefits for retirees and their dependents

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

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to net income (loss) were $0.9 million, $0.8 million and $0.7 million for 2004, 2003 and 2002, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.5 million, $0.4 million and $0.4 million in 2004, 2003, and 2002, respectively.

NOTE N — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company enters into derivative contracts to manage certain risks resulting from fluctuations in foreign currency exchange rates. The Company accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts, which qualify and are designated as cash flow hedges, are recorded as other comprehensive income or loss and such amounts are recognized into earnings as the associated contracts are settled. At December 31, 2004, 2003, and 2002, the Company had foreign exchange contracts of nil, $1.3 million and $5.7 million in U.S. dollars, respectively.

        The Company occasionally enters into forward metal sales contracts to manage a portion of its cash flows against fluctuating gold prices. As of December 31, 2004, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2004, 2003 and 2002, Coeur’s forwards program yielded losses of $(1.2) million, $(1.7) million and $(0.2) million, respectively.

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through net income (loss) each period until the date of final gold and silver settlement.

        The following table summarizes the information at December 31, 2004, associated with the Company’s financial and derivative financial instruments (in thousands, except per ounce amounts), except as to provisionally priced sales of concentrates which are discussed below the table:

	2005	2006	2007	2008	2009	Total	Fair Value 12/31/04
Liabilities
Short and Long Term Debt
Fixed Rate	--	--	--	--	--	$180,000	$166,776
Average Interest Rate	1.250%	1.250%	1.250%	1.250%	1.250%

        The Fair value of the convertible debentures is determined by market transactions on or near December 31, 2004. At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million, consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper, which had a fair value of approximately $26.7 million.

        For the years ended December 31, 2004, 2003, and 2002, the Company realized a gain from its foreign exchange programs of nil, $0.1 million, and nil, respectively.

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

NOTE O — COMMITMENTS AND CONTINGENCIES

Labor Union Contract

        The Company maintains a labor agreement with the United Steel Workers of America at the Coeur Silver Valley Galena mine. The agreement is effective from March 26, 2003 to March 1, 2006. The Company also maintains a labor agreement with Syndicato De Trabayadores De Compania Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile. The agreement is effective from December 22, 2003 to December 21, 2005. As of December 31, 2004, the Company had approximately 42% of its labor forces covered by collective bargaining agreements.

Significant Customers

        The Company markets its metals products and concentrates primarily to two bullion trading banks and three third party smelters. These customers then sell the metals to end users for the use in industry application such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 48%, 41% and 60% of total metals sales in 2004, 2003 and 2002, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of liquidity of the product and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada and Japan. Sales of metals concentrates to third party smelters amounted to approximately 52%, 59% and 40% of metals sales in 2004, 2003, and 2002, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources and contribution to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Coeur Silver Valley, Cerro Bayo, Petorca and exploration and development properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals. Intersegment revenues consist of precious metals sales to the Company’s metals marketing division and are transferred at the market value of the respective metal on the date of transfer. The other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment includes sales through a wholly owned commodity marketing subsidiary and are generated principally from interest received from the Company’s cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Revenues from silver sales were $93.8 million, $75.7 million and $65.4 million in 2004, 2003, and 2002, respectively. Revenues from gold sales were $47.4 million, $44.3 million and $30.6 million in 2004, 2003, and 2002, respectively.

December 31, 2004	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$63,011	$23,417	$44,067	$(181)	$3,136	$133,450

Depreciation and amortization	10,229	1,967	6,257	123	224	18,800
Interest income	--	--	13	--	3,626	3,639
Interest expense	1	--	123	--	2,707	2,831
Loss on forward sales contracts	--	--	--	--	936	936
Merger expenses	--	--	--	--	15,675	15,675
Income tax benefit	--	--	--	--	5,785	5,785
Net income (loss)	26,827	3,145	9,250	11,917	(11,663)	15,600
Segment assets(A)	75,453	11,400	34,285	47,796	5,229	174,163
Expenditures for property	3,548	2,151	3,140	1,498	177	10,514
December 31, 2003	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$44,138	$16,509	$48,423	$227	$1,244	$110,541

	5,421	1,520	9,400	100	186	16,627
Depreciation and amortization
Interest income	--	--	3	--	494	497
Interest expense	6	--	418	--	12,427	12,851
Income tax (credit) expense	--	--	--	--	(7)	(7)
Loss on early retirement of debt	--	--	--	--	(41,564)	(41,564)
Profit (loss)	5,337	(619)	20,926	(6,173)	(12,362)	7,109
Segment assets(A)	67,421	11,087	29,564	46,736	4,687	159,495
Expenditures for property	12,128	2,362	4,850	329	245	19,914
December 31, 2002	Rochester	Coeur Silver Valley	Cerro Bayo	Exploration And Development	Other	Total
Total revenues	$51,372	$25,003	$14,354	$3,262	$886	$94,877

Depreciation and amortization	3,905	3,361	5,880	142	223	13,511
Interest income	--	--	5	--	293	298
Interest expense	--	--	204	--	21,744	21,948
Writedown of mine property	--	19,046	--	--	--	19,046
Loss on early retirement of debt	--	--	--	--	(19,061)	(19,061)
Profit (loss)	(5,452)	6,074	5,220	(4,023)	(9,072)	(7,253)
Segment assets(A)	52,529	8,367	33,046	45,274	3,707	142,923
Expenditures for property	1,564	2,503	3,695	13	2,541	10,316

Notes: (A) Segment assets consist of receivables, inventories, property, plant and equipment, and mining properties

Segment Reporting

	2004	2003	2002
Net income (loss)
Total net income (loss) for reportable	$15,600	$7,109	$(7,253)
segments
Depreciation and amortization	(18,800)	(16,627)	(13,511)
Interest expense	(2,831)	(12,851)	(21,948)
Other	(16,612)	(41,564)	(38,107)

Loss before income taxes	$(22,643)	$(63,933)	$(80,819)

Assets
Total assets for reportable segments	$174,163	$159,495	$142,923
Cash and cash equivalents	273,079	62,417	9,093
Short-term investments	48,993	19,265	518
Other assets	29,542	18,290	20,957

Total consolidated assets	$525,777	$259,467	$173,491

Segment Reporting

Geographic Information

2004:	Revenues (a)	Long-Lived Assets (1)
United States	$89,564	$60,747
Chile	43,885	16,382
Other Foreign Countries	1	21,247

Total	$133,450	98,377

2003:
United States	$61,764	$65,781
Chile	48,639	15,623
Other Foreign Countries	138	22,293

Total	$110,541	$103,697

2002:
United States	$77,284	$53,437
Chile	17,686	20,094
Other Foreign Countries	(93)	20,402

Total	$94,877	$93,933

(1)	Includes property, plant and equipment and mineral properties.

(a)	The segment data for the Coeur Silver Valley Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $382, and $420, respectively, and to segment assets in the amount of $836 and $355, respectively for the twelve months ended December 31, 2003. The segment data for the Coeur Silver Valley Galena mine and the Cerro Bayo mine has been restated to correct an error in revenue recognition which resulted in an adjustment to revenues in the amount of $455, and $(66), respectively, and to segment assets in the amount of $469 and $(66), respectively for the twelve months ended December 31, 2002.

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

        Private Property Damage Action

        On January 7, 2002, a private class action suit captioned Baugh v. Asarco, et al., was filed in Idaho State District Court for the First District (Docket No. 2002-131) in Kootenai County, Idaho. Defendants include mining companies including the Company, and the Union Pacific Railroad Company. Plaintiffs are eight northern Idaho residents seeking medical monitoring and real property damages from the mining companies and railroad who operated in the Bunker Hill Superfund site. On July 14, 2004, the court heard argument on defendants’ motions for summary judgment. On September 3, 2004, judgment was entered by the court in favor of defendants and against plaintiffs, for costs, and plaintiffs’ second amended complaint was dismissed with prejudice. The plaintiffs filed a notice of appeal on September 30, 2004. The parties agreed, through stipulation, that costs would be waived and the appeal was dismissed by order of the Supreme Court dated December 13, 2004. This matter is therefore concluded.

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

        Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2,400,000 attributed to the breach. The Company believes it did not breach the contract and that it is not liable. However, in the course of pretrial discovery proceedings the District Judge has ordered that the Company may not amend its pleadings to assert a certain counterclaim, and that an expert whom the Company desires to utilize at the time of trial may not testify. If the District Judge maintains his stance as stated, the Company may be exposed to summary judgment against it, when its side of the case cannot be fully presented through the use of an expert witness. However, the Company believes that if a motion for summary judgment is made by the plaintiff bank, and if the motion is granted, the trial court’s ruling is subject to probable reversal on appeal. Upon trial after reversal, and with the use of an expert witness, the Company believes that it is more likely than not that the court will be convinced that the bank’s claim for damages is not valid.

        Argentina Regulatory Issues

        In September 2004 the Provincial government in Argentina made a formal demand upon the Company’s wholly owned subsidiary which operates the Martha Mine for royalty payment attributed to ore mined and shipped in excess of payments made before the demand. The government takes the position that insufficient royalty is being paid. The demand was in the approximate amount of $200,000. The Company paid the demand under protest and is contesting the amount through an administrative review procedure. The Provincial government may make further such demands attributed to additional ore shipped from the mine. The Company is not able to predict at this time what the position of the Provincial government will be nor the amount of dollar exposure associated with further demands, if such demands are made.

        Coeur d’Alene Mines Corporation learned on November 19, 2004 that its wholly owned subsidiary, Compania Minera Polimet S.A. (“Polimet”), the owner of the Martha mine, is being investigated by Argentine governmental agencies. Based on discussions between the Company’s counsel and governmental authorities, the Company currently believes that the investigation relates to operations carried out by the predecessor owner of Polimet. In particular, the Company understands that the investigation may focus on shipments of ore from the Martha mine made by the predecessor owner of Polimet in 2001 and early 2002, and whether such shipments complied with applicable export control laws. The Company acquired the stock of Polimet in April 2002.

        At this point, neither the Company, Polimet nor any officer or director has been served with any complaint or subpoena, given any official written notice or formally charged with any offense. Consequently, the Company cannot state with certainty or specificity any allegations that may ultimately be brought against the Company, Polimet or their individual directors or officers, or what remedies may ultimately be sought or obtained against the Company. If the Company suffers any losses or damages related to operation of the Martha mine prior to the Company’s ownership, the Company will pursue indemnification against the previous owner of Polimet.

        The Company believes it has fully complied with Argentine law since it acquired the Martha mine. If the Company or Polimet is formally charged or notified of a pending action, the Company will cooperate fully with the Argentine government authorities to resolve the matter.

NOTE R — SUBSEQUENT EVENT

        Kensington Mine Permits

        On February 7, 2005, the Southeast Alaska Conservation Council (“SEACC”) and a group of other community and private environmental groups filed an appeal with the Regional Forester of the U.S. Forest Service in Juneau, Alaska seeking to set aside the ROD for the FSEIS for the Kensington Gold Project. The appellants allege numerous threats to the Berners Bay ecological, cultural and recreational value in violation of the Endangered Species Act, the Alaska National Interest Lands Conservation Act, the National Environmental Policy Act, the National Forest Management Act, the Clean Water Act and other laws and agency regulations. The Company objected to the appellants’ allegations in support of the ROD for the FSEIS issued by the U.S. Forest Service. On March 23, 2005, the U.S. Forest Service upheld the decision to approve the FSEIS. SEACC has also threatened to sue the U.S. Forest Service if relief is not obtained in the course of its administrative appeal. The Company is unable to predict what the outcome of a suit would be, if one is filed, or its impact upon the permitting process.

NOTE S — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2004:
Net revenues	$29,003	$27,114	$31,267	$46,066
Net income (loss) (a) (b)	$(1,653)	$(5,414)	$(18,080)	$8,289
Basic net income (loss) per share	$(0.01)	$(0.03)	$(0.08)	$0.04
Diluted net income (loss) per share	$(0.01)	$(0.03)	$(0.08)	$0.03
2003:
Net revenues (c)	$28,800	$26,554	$23,962	$31,225
Net loss (c) (d) (e)	$(31,653)	$(4,105)	$(17,610)	$(12,864)
Basic and diluted net loss per share	$(0.24)	$(0.03)	$(0.10)	$(0.06)

(a)	Includes merger related expenses of approximately $14.9 million in the third quarter and $0.8 million in the fourth quarter of 2004.

(b)	Includes adjustments of $4.4 million to the valuation allowance for the expected benefit of net operating loss carryforwards to be utilized in future years from the Cerro Bayo mine and $1.4 million for reversal of prior estimated tax liabilities.

(c)	Includes $0.5 million loss on embedded derivative for the first quarter of 2003; $0.3 million of gain on embedded derivative in the second quarter of 2003; $0.3 million of gain on embedded derivative in the third quarter of 2003; and $0.7 million of gain on embedded derivative in the fourth quarter of 2003.

(d)	Includes loss on induced conversion of debentures of approximately $28.1 million in the first quarter of 2003, $0.1 million in the second quarter of 2003, $5.8 million in the third quarter of 2003 and $7.6 million in the fourth quarter of 2003.

(e)	Includes loss on cumulative effect adjustment for adoption of FAS 143 “Accounting for Asset Retirement Obligations” of $2.3 million in the first quarter of 2003.