Form 10-Q
period 2005-03-31
COEUR D ALENE MINES CORP
filed 2005-05-10
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2005.

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 240,025,775 shares were issued and outstanding as of April 29, 2005.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets -- Unaudited	3
	March 31, 2005 and December 31, 2004
	Consolidated Statements of Operations and
	Comprehensive Loss -- Unaudited	5
	Three Months Ended March 31, 2005
	and 2004
	Consolidated Statements of Cash Flows -- Unaudited	6
	Three Months Ended March 31, 2005
	and 2004
	Notes to Consolidated Financial Statements -- Unaudited	7
Item 2.	Management's Discussion and Analysis of	21
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	43
Signatures
Certifications of CEO and CFO

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$261,276	$273,079
Short-term investments	52,920	48,993
Receivables	12,199	10,634
Ore on leach pad	14,137	15,046
Metal and other inventory	17,131	17,639
Deferred tax assets	1,824	2,592
Prepaid expenses and other	3,450	3,727

	362,937	371,710
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	85,931	85,070
Less accumulated depreciation	(55,869)	(54,154)

	30,062	30,916
MINING PROPERTIES
Operational mining properties	122,641	121,344
Less accumulated depletion	(102,484)	(100,079)

	20,157	21,265
Mineral interests	20,125	20,125
Non-producing and development properties	27,936	26,071

	68,218	67,461
OTHER ASSETS
Non-current ore on leach pad	33,511	28,740
Restricted cash and cash equivalents	11,145	10,847
Debt issuance costs, net	5,681	5,757
Deferred tax assets	1,900	1,811
Other	8,274	8,535

	60,511	55,690

TOTAL ASSETS	$521,728	$525,777

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
	(In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,144	$8,389
Accrued liabilities and other	7,134	5,192
Accrued interest payable	473	1,035
Accrued salaries and wages	3,863	6,379
Current portion of remediation costs	802	1,041
Current portion of capital lease obligations	83	114

	19,499	22,150
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,089	23,670
Other long-term liabilities	6,625	6,503

	210,714	210,173
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued 241,074,417 and 241,028,303 shares in 2005 and 2004
(1,059,211 shares held in treasury)	241,074	241,028
Additional paid-in capital	629,595	629,809
Accumulated deficit	(563,678)	(561,908)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,286)	(2,285)

	291,515	293,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$521,728	$525,777

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months ended March 31,
	2005	2004
	(In Thousands, except per share data)
REVENUES
Sales of metal	$36,207	$29,650
Interest and other	1,941	(647)

Total revenues	38,148	29,003
COSTS AND EXPENSES
Production	21,259	16,950
Depreciation and depletion	4,661	4,846
Administrative and general	5,526	3,608
Exploration	3,118	1,944
Pre-development	2,369	1,614
Interest	570	938
Litigation settlement	1,600	--
Other holding costs	136	756

Total cost and expenses	39,239	30,656

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
	(1,091)	(1,653)
Income tax provision	(679)	--

NET LOSS	(1,770)	(1,653)
Other comprehensive loss	(1)	(208)

COMPREHENSIVE LOSS	(1,771)	$(1,861)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.01)

Weighted average number of shares of common stock (000's)	$239,985	$213,142

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months ended March 31,
	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,770)	$(1,653)
Add (deduct) non-cash items:
Depreciation and depletion	4,661	4,846
Deferred taxes	679	--
Unrealized gain on embedded derivative	(626)	(1,127)
Amortization of premium/discount	313	385
Amortization of restricted stock compensation	423	567
Amortization of debt issuance costs	76	181
Other charges	(2)	229
Changes in Operating Assets and Liabilities:
Receivables	(1,564)	(3,435)
Prepaid and other current assets	882	436
Inventories	(3,353)	(4,650)
Accounts payable and accrued liabilities	(2,182)	(3,854)

CASH USED IN OPERATING ACTIVITIES	(2,463)	(8,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,546)	(52,107)
Proceeds from sales of short-term investments	6,015	9,590
Capital expenditures	(4,177)	(1,480)
Other	17	215

CASH USED IN INVESTING ACTIVITIES	(8,691)	(43,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of Long Term Debt	--	(9,561)
Debt issuance costs	--	(6,097)
Proceeds from issuance of subordinated notes	--	180,000
Bank borrowings on working capital facility	--	6,056
Payments to bank on working capital facility	--	(5,696)
Common stock repurchase	(569)	(793)
Retirement of building loan	--	(1,200)
Other	(80)	45

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(649)	162,754

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	(11,803)	110,897
Cash and cash equivalents at beginning of period	273,079	62,417

Cash and cash equivalents at end of period	$261,276	$173,314

See notes to consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

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

        Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets (for example, the London Bullion Market for both gold and silver), in an identical form to the product sold.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.8 million and $3.2 million during the three months ended March 31, 2005 and 2004, respectively, are recorded as a reduction of revenue.

        At March 31, 2005, the Company had outstanding provisionally priced sales of $43.0 million, consisting of 3.8 million ounces of silver, 37,848 ounces of gold and 925,412 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $38,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $9,000. At March 31, 2004, the Company had outstanding provisionally priced sales of $28.1 million consisting of 3.1 million ounces of silver, 19,613 ounces of gold and 937,396 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $31,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $9,000.

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

        The Company reported ore on the leach pads of $47.6 million as of March 31, 2005. Of this amount, $14.1 million is reported as a current asset and $33.5 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2005 and March 31, 2004, the Company held certificates of deposit and cash restricted under these agreements of $11.1 million and $8.7 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: The Rochester mine is the only mine that has previously capitalized deferred stripping costs. Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine waste-to-ore ratio for each mine, calculated as the ratio of total waste tons to be moved to total proven and probable ore tons to be moved, which results in the deferral and recognition of the costs of waste removal activities over the life of the mine as silver is produced. These costs are capitalized in periods when the life of mine ratio is below the current mining waste-to-ore ratio, and amortized during periods where the life of mine waste-to-ore ratio is above the current waste-to-ore ratio. The life of mine waste-to-ore ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 and was based on the estimated average waste-to-ore ratio for the life of the mine, compared to the then current ratio of 2.2 to 1. At present the remaining life of mine plan estimates the future waste-to-ore ratio as .0.65 to 1, and the remaining costs will be amortized over the remaining life of the mine. At March 31, 2005 and March 31, 2004 the carrying amount of the deferred stripping costs were $0.7 million and $1.1 million, respectively, and are included in other assets in the accompanying balance sheet and amortized amounts are reported in the statement of operations as depletion and depreciation. Deferred stripping costs are evaluated for loss in value under the Company’s asset impairment review as facts and circumstances warrant. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than three years commensurate with the Company’s remaining mine life at the Rochester mine to end mid-2007. Amounts that were amortized and therefore increased the Company’s reported production costs as compared to actual production costs for the quarters ended March 31, 2005 and 2004 were $0.1 million and $0.1 million, respectively.

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

        Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. Refer to Note G for additional disclosure.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note H – Derivative Financial Instruments and Fair Value of Financial Instruments.

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

        In December 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” This Statement changes the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring the fair-value-based method of accounting and eliminates the alternative to use APB Opinion 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R addresses financial statement users’ and other parties’ concerns of faithfully representing the economic transactions affecting an entity by requiring the entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The Statement was also issued to (i) improve the comparability of reported financial information by eliminating alternative accounting methods, (ii) simplify US GAAP, and (iii) converge with international accounting standards. On April 14, 2005, the SEC amended the compliance dates for adoption. This means that financial statements for calendar year-end companies that do not file as small business issuers do not need to comply with Statement No. 123R until the interim financial statements for the first quarter of 2006. The Company has performed a review of the provisions of the Statement and has determined that it will defer adoption until the first quarter of 2006, at which time it will begin recognizing compensation expense on the remaining portion of outstanding awards for which the requisite service period has not been rendered and for any awards granted, modified, repurchased or cancelled after the effective date. It is believed that adoption will not have a material impact on our financial reporting and disclosure. Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company would have recorded the pro forma amounts presented below:

	Quarter Ended March 31,
	2005	2004
Net loss as reported	$(1,770)	$(1,653)
Add stock-based employee compensation expense included in reported net loss	400	675
Deduct total stock-based employee compensation expense determined under
fair value method for all awards	(603)	(657)

Pro forma net loss	$(1,973)	$(1,635)

Basic and diluted net loss per share as reported	$(0.01)	$(0.01)
Basic and diluted pro forma net loss per share	$(0.01)	$(0.01)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23% and 4.15% for the quarters ended March 31, 2005 and 2004, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 73.16% and 94.05% for the quarters ended March 31, 3005 and 2004, respectively, and no expected dividends.

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

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

        Comprehensive Loss:Comprehensive loss includes net loss as well as changes in stockholders’ equity that results from transactions and events other than those with stockholders. Items of comprehensive loss include the following:

	March 31, 2005	March 31, 2004
Unrealized gain (loss) on marketable securities	$48	$74
Change in fair value of derivative hedging, net of settlement	(49)	(282)

Comprehensive loss	$(1)	$(208)

        Net Income/(Loss) Per Share: Net loss per share is computed by dividing the net income/(loss) attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three months ended March 31, 2005 and 2004.

        Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	March 31, 2005	March 31, 2004
Options	2,352,367	1,888,318
1.25% Debentures Convertible at $7.60	23,684,211	23,684,211

Total potentially dilutive shares	26,036,578	25,572,529

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

        During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the impact on the Company’s financial position and result of operations.

NOTE C- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	March 31, 2005	December 31, 2004
Concentrate and dorè inventory	$11,088	$11,876
Supplies	6,043	5,763

Metal and other inventory	$17,131	$17,639

NOTE D- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2008 through 2024 while the foreign country net operating losses have an indefinite carryforward period.

        For the year ended December 31, 2004, the Company reported a net deferred tax asset ($2.6 million current and $1.8 million long-term) and a corresponding deferred tax benefit approximating $4.4 million related to the anticipated utilization of foreign net operating losses at CDE Cerro Bayo Ltd. in Chile. For the three months ended March 31, 2005, the Company reported a net deferred foreign income tax provision of approximately $0.7 million. The Company’s $0.7 million net deferred income tax provision is comprised of a $1.0 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $0.3 million deferred tax benefit arising from increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. resulting in a net reduction of the net foreign deferred tax asset to approximately $3.7 million ($1.8 million current and $1.9 million long-term). For the three months ended March 31, 2005, the Company did not report any domestic tax provision, nor did the Company report any domestic or foreign tax provision for the three months ended March 31, 2004, as management determined that it was more likely than not that the net deferred tax assets would not be utilized.

        The income tax provision for the first three months of 2005 and 2004, varies from the statutory rate primarily because of foreign operations and management determination that it is more likely than not that all of the net deferred tax assets would not be utilized.

NOTE E– LONG-TERM DEBT

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the 1.25% Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project or the acquisition of precious metals properties or businesses. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering of the 1.25% Notes was made by means of a prospectus under Coeur’s existing shelf registration statement.

        On March 11, 2004, the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005.

NOTE F- SEGMENT REPORTING

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of North America Operations and President of the South America Operations.

        During the first quarter, the Company reassessed its reportable segments and as a result has expanded its segment disclosures to include the Martha mine and the San Bartolome project. The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley, Cerro Bayo and Martha mining properties. The Kensington property, the San Bartolome development property and the Company’s exploration programs are included as other. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo/Martha mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Teck Cominco Metals Ltd.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank and Mitsui.

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

Segment Reporting
   (In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	San Bartolome	Other	Total
Three Months Ended March 31, 2005
Total net sales and revenues	$15,308	$4,489	$14,576	$1,776	$1	$1998	$38,148
Depreciation and depletion	2,629	512	1,271	170	--	79	4,661
Interest income	--	--	20	--	--	1,825	1,845
Interest expense	--	--	--	--	--	570	570
Litigation Settlement	--	--	--	--	--	(1,600)	(1,600)
Income tax (credit) expense	--	--	679	--	--	--	679
Profit (loss)	5,312	151	7,263	(467)	(114)	(6,405)	5,740
Segment assets (A)	75,706	12,752	30,218	4,455	23,188	32,389	178,708
Capital expenditures for property	187	678	587	671	1,879	175	4,177

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	San Bartolome	Other	Total
Three Months Ended March 31, 2004
Total net sales and revenues	$12,534	$9,292	$6,353	$1,121	$--	$(297)	$29,003
Depreciation and depletion	2,233	463	1,654	422	1	73	4,846
Interest income	--	--	--	--	--	639	639
Interest expense	1	--	38	--	--	899	938
Loss on forward sales contracts	--	--	--	--	--	937	937
Profit (loss)	4,757	3,256	2,740	(248)	(1,025)	(4,412)	5,068
Segment assets (A)	69,494	12,795	28,030	3,179	20,234	31,687	165,419
Capital expenditures for property	392	378	370	232	--	108	1,480

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)
	Three Months Ended March 31,
	2005	2004
Income (Loss)
Total loss from reportable segments	$5,740	$5,068
Depreciation, depletion and amortization expense	(4,661)	(4,846)
Interest expense	(570)	(938)
Litigation Settlement & Other	(1,600)	(937)

Loss before income taxes	$(1,091)	$(1,653)

	March 31,
	2005	2004
Assets
Total assets for reportable segments	$178,708	$165,419
Cash and cash equivalents	261,276	173,314
Short-term investments	52,920	61,462
Other assets	28,824	23,755

Total consolidated assets	$521,728	$423,950

	Three Months Ended
Geographic Information (In thousands)	March 31, 2005	March 31, 2004
	Revenues(a)	Revenues
United States	$21,793	$21,537
Chile	14,578	6,345
Argentina	1,776	1,121
Bolivia	1	--
Other Foreign Countries	--	--

Consolidated Total	$38,148	$29,003

	March 31,
	2005	2004
	Long-Lived Assets	Long-Lived Assets
United States	$59,007	$63,995
Chile	14,589	14,374
Argentina	1,558	1,810
Bolivia	22,982	20,157
Other Foreign Countries	144	145

Consolidated Total	$98,280	$100,481

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE G- RECLAMATION AND REMEDIATION

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to March 31, of 2005:

(in thousands)
Asset Retirement Obligation - January 1, 2005	$23,436
Accretion	438
Additions	--
Settlements	(18)

Asset Retirement Obligation - March 31, 2005	$23,856

NOTE H- DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        For the first three months of 2005, the Company recorded a realized loss of approximately $4,300 in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million.

        The following table summarizes the information at March 31, 2005 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 3/31/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$157,050
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,800	--	--	--	--	--	$1,800	$(49)
Exchange Rate	574	--	--	--	--	--
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

NOTE I- DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

Pension and Post-Retirement Obligations

	Three Months Ended March 31
Components of Net Period Benefit Cost: (In thousands)	Defined Benefit Plan		Post-Retirement Medical Plan
	2005	2004	2005	2004
Service cost	$86	$87	$5	$4
Interest cost	111	94	28	29
Expected return on plan assets	(66)	(53)	--	--
Amortization of prior service cost	15	14	--	--
Amortization of the net (gain) loss	71	67	--	--

Net periodic benefit cost	$217	$209	$33	$33

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.7 million to its pension plans in 2005. As of March 31, 2005 and 2004, $0.2 million and $0.2 million, respectively, of contributions have been made.

Defined Contribution Plan and 401(k) Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to net income (loss) were $0.2 million in the first quarter of 2005 and 2004, which is based on a percentage of salary of qualified employees.

401(k) Plan

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.2 million and $0.2 million in the first quarter of 2005 and 2004 respectively.

NOTE J- COMMITMENTS AND CONTINGENCIES

Significant Customers

        The Company markets its metals products and concentrates primarily to two bullion trading banks and three third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 42% and 43% of total metals sales in the first quarter of 2005 and 2004, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of liquidity of the product and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada and Japan. Sales of metals concentrates to third party smelters amounted to approximately 58% and 57% of metals sales in the first quarter of 2005 and 2004, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after 15 years commencing five years after May 14, 2001. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2.4 million attributed to the breach. On April 6, 2005, the Company agreed to settle the suit for $1.6 million which will be paid in the second quarter of 2005.

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

        Coeur learned on November 19, 2004 that its wholly owned subsidiary, Compania Minera Polimet S.A. (“Polimet”), the owner of the Martha mine, is being investigated by Argentine governmental agencies. Based on discussions between the Company’s counsel and governmental authorities, the Company currently believes that the investigation relates to operations carried out by the predecessor owner of Polimet. In particular, the Company understands that the investigation may focus on shipments of ore from the Martha mine made by the predecessor owner of Polimet in 2001 and early 2002, and whether such shipments complied with applicable export control laws. The Company acquired the stock of Polimet in April 2002.

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

NOTE L — SUBSEQUENT EVENT

        On April 7, 2005, the Company agreed to acquire all of the silver production and reserves contained at the Endeavor Mine in Australia, which is owned and operated by CBH Resources Ltd. (“CBH”) for $38.5 million.

        The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. In addition to principal production of lead and zinc, Endeavor is expected to produce approximately 1.3 million ounces of silver annually from mineral reserves containing approximately 24.0 million silver ounces.

        Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, will pay CBH $15.4 million of cash at the closing. In addition, CDE Australia will pay CBH $23.1 million of cash upon the determination by Coeur that a recently installed paste backfill plant at the Endeavor Mine is operating successfully. This determination is expected to take place in the third quarter of 2005. In addition to these upfront payments, Coeur will pay CBH an operating cost contribution of US$1.00 for each ounce of payable silver plus a further increment when the silver price exceeds the twenty-year average price of $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable in respect of new ounces of proven and probable silver reserves as they are discovered. In addition, under the terms of the agreement, Coeur is entitled to receive a maximum of 17.7 million payable silver ounces from the current contained resource at the Endeavor Mine.

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

        The average prices of silver (Handy & Harman) and gold (London Final) for the first three months of 2005 were $7.01 and $427.35 per ounce, respectively. The market prices of silver and gold on May 3, 2005 were $6.89 per ounce and $427.90 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, the Cerro Bayo mine in Chile, and the Martha mine in Argentina.

        Operating Highlights and Statistics

South American Operations

        At the Cerro Bayo mine in Southern Chile, silver production was 659,293 ounces and 14,868 ounces of gold in the first quarter of 2005 compared to 796,545 ounces of silver and 9,957 ounces of gold in the first quarter of 2004.

        Total cash cost per ounce in the first quarter of 2005 was a negative $(.15) per ounce compared to $1.52 per ounce in 2004. The decline in silver production was primarily due to a decrease in ore grades as compared to the first quarter of 2004. The increase in gold production was due to a 48.6% increase in the gold ore grade. The cash cost per ounce decrease is due to the higher gold credit compared to the first quarter of 2004.

        At the Martha Mine in Southern Argentina, silver production was 379,060 ounces in the first quarter of 2005 compared to 421,271 ounces in the first quarter of 2004. Total cash costs per ounce in the first quarter of 2005 were $5.07 per ounce compared to $3.81 per ounce in 2004. The higher cash costs per ounce and decline in silver production was primarily due to lower ore grades compared to the first quarter of 2004.

North American Operations

        At the Rochester mine, silver production decreased 13.3% to 1,135,997 and gold production increased 21.9% to 13,992 ounces during the first quarter of 2005 compared to 1,310,295 ounces of silver and 11,475 ounces of gold in the first quarter of the prior year. Total cash costs per ounce increased to $6.30 from $5.58 in the first quarter of 2004. The decline in silver production is due to a 25% decrease in silver recoveries placed on the leach pad. The increase in gold production is due to a 25% increase in gold recoveries being placed on the leach pad.

        At Coeur Silver Valley (Galena Mine), silver production decreased 21.7% to 710,296 from 906,980 ounces produced in the first quarter of 2004. Total cash costs per ounce increased to $6.73 from $4.93 per ounce in the first quarter of the prior year. Lower production and higher costs per ounce are due to lower production grades as mining operations adjusted to changing geological ground conditions in more productive mining areas.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
ROCHESTER MINE
Silver ozs.	1,135,997	1,310,295
Gold ozs.	13,992	11,475
Cash Costs per oz./silver	$6.30	$5.58
Full Costs per oz./silver	$8.53	$7.21
GALENA MINE
Silver ozs.	710,296	906,980
Gold ozs.	92	101
Cash Costs per oz./silver	$6.73	$4.93
Full Costs per oz./silver	$7.45	$5.44
CERRO BAYO(A)(B)
Silver ozs.	659,293	796,545
Gold ozs.	14,868	9,957
Cash Costs per oz./silver	$(0.15)	$1.52
Full Costs per oz./silver	$1.78	$3.59
MARTHA MINE(B)
Silver ozs	379,060	421,271
Gold ozs	471	579
Cash Costs per oz./silver	$5.07	$3.81
Full Costs per oz./silver	$5.51	$4.80
CONSOLIDATED PRODUCTION TOTALS
Silver ozs.	2,884,646	3,435,091
Gold ozs.	29,423	22,011
Cash costs per oz./Silver	$4.77	$4.25
Full Costs per oz./Silver	$6.32	$5.61
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,265,000	3,293,000
Gold ozs. sold	35,000	20,000
Realized price per silver oz.	$6.85	$6.94
Realized price per gold oz.	$424	$392

(A) The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs.

(B) During the first quarter of 2005, the Company has segregated operating statistics to conform to current year presentation.

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below:

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2005

	Rochester	Silver Valley	Cerro Bayo	Martha	Total
Production of Silver (ounces)	1,135,997	710,296	659,293	379,060	2,884,646
Cash Costs per ounce	$6.30	$6.73	$(0.15)	$5.07	$4.77

Total Cash Costs (thousands)	$7,153	$4,782	$(98)	$1,921	$13,758
Add/(Subtract):
Third Party Smelting Costs	(210)	(1,206)	(1,008)	(222)	(2,646)
By-Product Credit	5,991	938	6,348	201	13,478
Deferred Stripping and other adjustments	(100)	--	--	--	(100)
Change in Inventory	(2,932)	(697)	673	(275)	(3,231)

Production Costs	$9,902	$3,817	$5,915	$1,625	$21,259

Three months ended March 31, 2004

	Rochester	Silver Valley	Cerro Bayo	Martha	Total
Production of Silver (ounces)	1,310,295	906,980	796,545	421,271	3,435,091
Cash Costs per ounce	$5.58	$4.93	$1.52	$3.81	$4.25

Total Cash Costs (thousands)	$7,317	$4,468	$1,208	$1,603	$14,596
Add/(Subtract):
Third Party Smelting Costs	(232)	(1,279)	(757)	(448)	(2,716)
By-Product Credit	4,688	793	4,071	237	9,789
Deferred Stripping and other adjustment	(101)	--	--	--	(101)
Change in Inventory	(3,895)	1,260	(1,644)	(339)	(4,618)

Production Costs	$7,777	$5,242	$2,878	$1,053	$16,950

Exploration and Development Projects

Exploration Projects:

        Exploration at Cerro Bayo during the first quarter of 2005 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 21,000 meters (69,000 feet) out of a full year plan of approximately 64,000 meters (210,000 feet), were drilled in the two programs. The majority of the first quarter drilling was devoted to reserve development drilling, from both surface and underground positions, on fifteen (15) different veins and veins systems. Results from drilling are expected to produce additional reserves though the impact of the new drilling will not be fully evaluated until the program is completed.

        At Martha, the program to define the full potential of the Martha area progressed well. A total of 8,700 meters (28,500 feet) of drilling, versus a full year budget of nearly 30,000 meters (97,000 feet), was accomplished during the first quarter. Results obtained from drilling R4 Deep, Francisca and Catalina have expanded the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        At the Galena Mine, over 19,000 feet of new core drilling was completed, out of a full-year budget of 49,200 feet. Six veins and targets were tested with this drilling which is part of the Company’s strategic plan to define sufficient new mineralization and reserves to extend the current life of mine and a potential increase in annual production. The 2005 program is the second full-year of a three-year program.

        In the first quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Most of the work was focused on the Geita 2 tenement, a concession of over 103 square kilometers (25,500 acres) in size that straddles the western extension of the Geita greenstone belt, where an in-fill soil sampling and trenching program and airborne geophysical survey were completed.

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. Based upon the results of the updated feasibility study, we estimate the capital cost of the project to be approximately $135 million, the annual production to be approximately 6-8 million ounces of silver over an initial mine life of approximately 14 years, and the cash costs per ounce of silver produced to be approximately $3.50.

        We expect construction will take approximately twenty months, meaning that commercial production could commence in the second half of 2006.

        During the first quarter of 2005, the Company capitalized $1.9 million in connection with construction activities at San Bartolome.

        The San Bartolome project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. The estimate of mineral resources indicated by the geologic studies performed to date are preliminary in nature and may differ materially after further metallurgical testing is completed. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of a foreign country may also present challenges.

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

Kensington (Alaska)

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

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduces capital and operating costs while preserving the ability to expand production as market conditions warrant. Based upon the results of the feasibility study, we estimate the direct capital costs of the project to be approximately $91.5 million, the annual production to be 100,000 ounces of gold over an initial mine life of ten years and the cash cost per ounce of gold produced to be approximately $220. The property has been permitted under a previous operating plan. In connection with the updated plan, the Company prepared a Final Supplemental Environmental Impact Statement (“FSEIS”). During the fourth quarter of 2004, a major permitting milestone was reached with the issuance of the Record of Decision (“ROD”) for the FSEIS by the U.S. Forest Service. The Forest Service ROD supports the preferred operating and development plan as set forth by the Company. The ROD is also supported by the Army Corps of Engineers, the State of Alaska and the City and Borough of Juneau. On February 7, 2005, the Southeast Alaska Conservation Council and a group of other community and private environmental groups filed an appeal with the Regional Forester of the U.S. Forest Service in Juneau, Alaska seeking to set aside the ROD for the FSEIS for the Kensington Gold Project. The appellants alleged numerous threats to the Berners Bay ecological, cultural and recreational value in violation of the Endangered Species Act, the Alaska National Interest Lands Conservation Act, the National Environmental Policy Act, the National Forest Management Act, the Clean Water Act and other laws and agency regulations. The Company objected to the appellants’ allegations in support of the ROD for the FSEIS issued by the U.S. Forest Service. On March 23, 2005, the US Forest Service upheld the decision to approve the FSEIS. SEACC has also threatened to sue the U.S. Forest Service if relief is not obtained in the course of its administrative appeal. The Company is unable to predict what the outcome of a suit would be, if one is filed, or its impact upon the permitting process.

        We expect to obtain all required construction permits by the end of the second quarter of 2005. Upon the receipt of remaining permits, we could make a construction decision in the first half of 2005. We expect construction to take eighteen months, meaning that commercial production could commence 2006.

        The Kensington ore deposit consists of multiple, precious metals bearing, mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous aged Jualin diorite. The gold-telluride-mineral calaverite and other ore minerals are associated with the pyrite mineralization.

        We believe the Kensington property package has excellent exploration potential. Not all Kensington ore zones have been fully delineated at depth and several peripheral zones and veins remain to be explored. The Company has identified an exploration program designed to convert 300,000 to 400,000 ounces of gold currently reported as mineral resources to reserves, with potential to increase total gold production and to identify higher grade sections of the deposit that might be mined in the earlier years of the operation. The program is expected to cost approximately $2.6 million. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A budget of $0.7 million is allocated for 2005 at Jualin which consists of approximately 8,500 acres, of which approximately 335 acres are patented claims. The Company’s rights to use and develop the Jualin property are subject to an agreement which must be renewed in May 2007 unless certain conditions with respect to development of or production from the property are met by that date.

        Total expenditures by the Company at the Kensington property in the first quarter of 2005 were $2.4 million. Such expenditures were used to continue the permitting and pre-development activities. The Company plans approximately $7.0 million for currently planned project expenditures during 2005. Additional expenditures will be dependent upon the receipt of remaining permits which are expected by the end of the second quarter of 2005.

        Coeur continues to complete the permitting process. No assurance can be given as to whether or when the required regulatory approvals will be obtained or as to whether the Company will place the Kensington project into commercial production.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production, depreciation and amortization calculations; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; and post-employment and other employee benefit liabilities. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. We again sample and assay the dorè, Finally, a third party smelter converts the dorè into refined silver and gold bullion. At this point are we able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we had used and developed throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $47.6 million as of March 31, 2005. Of this amount, $14.1 million is reported as a current asset and $33.5 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.1 million	4.7 million	11,100	22,200	33,300
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.68	$1.19	$1.60	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.94	$2.32	$4.55	$0.36	$0.78	$1.26

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

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

        Sales of metal in the first quarter of 2005 increased by $6.6 million, or 22%, from the first quarter of 2004 to $36.2 million. The increase in product sales of metal is attributable to an increase in the quantity of gold sold and higher realized gold prices. In the first quarter of 2005, the Company sold 3,265,000 ounces of silver and 35,000 ounces of gold compared to 3,293,000 ounces of silver and 20,000 ounces of gold for the same period in 2004. Realized silver and gold prices were $6.85 and $424 per ounce, respectively, in the first quarter of 2005 compared to $6.94 and $392 in the comparable quarter of 2004.

        In the first quarter of 2005, the Company produced a total of 2,884,646 ounces of silver and 29,423 ounces of gold, compared to 3,435,091 ounces of silver and 22,011 ounces of gold in the first quarter of 2004. The decrease in silver production is primarily due to slower than expected recoveries from the Rochester mine leach pad and lower than expected ore grades from Coeur Silver Valley, Cerro Bayo and Martha mines. The increase in gold production is due to higher than expected ore grades from the Cerro Bayo mine.

        Interest and other income in the first quarter of 2005 increased by $2.6 million compared with the first quarter of 2004. The increase was primarily due to increased interest income from short-term investments due to higher levels of cash and short-term investments on hand. In addition, during the first quarter of 2004, the Company closed out its gold hedging portfolio resulting in a loss of $0.9 million.

Costs and Expenses

        Production costs in the first quarter of 2005 increased by $4.3 million, or 25%, from the first quarter of 2004 to $21.3 million. The increase is the result of increased production costs at the Company’s mine operations due to higher diesel and operating materials and supplies expenses.

        Depreciation and depletion decreased in the first quarter of 2005 by $0.2 million, from the prior year’s first quarter.

        Administrative and general expenses increased in the first quarter of 2005 compared to the same period in 2004 by $1.9 million due to higher outside audit services of $1.1 million primarily related to Sarbanes-Oxley compliance activities and $0.8 million in increased general administration costs.

        Exploration expenses increased by $1.2 million in the first quarter of 2005 compared to the same period in 2004 as a result of expanded exploration efforts at the Kensington, Cerro Bayo and Martha mines.

        Pre-development expenses increased $0.8 million to $2.4 million from the first quarter of 2004 as a result of increased activities at the Kensington property.

        Interest expense decreased by $0.4 million in the first quarter of 2005 compared with the first quarter of 2004 to $0.6 million from $0.9 million due to a reduction in the interest rate on the Company’s outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

        The Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston on April 6, 2005. See Note K – Litigation and Other Events.

Income Taxes

        The Company recorded an income tax provision of $0.7 million for a valuation allowance of the amount of the Company’s net deferred assets at the Cerro Bayo Mine in Chile. During the quarter ended March 31, 2005, the Company reduced the net deferred tax assets to approximately $3.7 million ($1.8 million current and $1.9 million non-current).

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $1.8 million, or $0.01 per share, in the first quarter of 2005 compared to a net loss of $1.7 million, or $0.01 per share, in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2005, decreased by $6.1 million to approximately $343.4 million compared to $349.6 million at December 31, 2004. The decrease in working capital was primarily attributed to the decrease in cash and cash equivalents and short-term investments. The ratio of current assets to current liabilities was 18.6 to 1 at March 31, 2005, compared to 16.8 to 1 at December 31, 2004.

        Net cash used in operating activities in the three months ended March 31, 2005 was $2.5 million compared to net cash used in operating activities of $8.1 million in the three months ended March 31, 2004. The increase in cash flow from operations is primarily due to decreased receivables and inventory associated with the timing and payment of concentrate shipments. Net cash used in investing activities in the first quarter of 2005 was $8.7 million compared to net cash used in investing activities of $43.8 million in the prior year’s comparable period. The decrease in cash used in investing activities primarily resulted from a decrease in short-term investments purchased. Net cash provided by financing activities was $0.7 million in the first quarter of 2005, compared to $162.8 million provided in the first quarter of 2004. The decrease was primarily a result of the receipt in 2004 of the $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes due 2024 offset in part by $9.6 million of retirement of long-term debt. As a result of the above, cash and cash equivalents decreased by $11.8 million in the first quarter of 2005 compared to an increase of $110.9 million for the comparable period in 2004.

Debt and Capital Resources

        At March 31, 2005, the Company had $261.3 million of cash and cash equivalents. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

2004 Final Redemption of Remaining 7 ¼% Debentures

        On March 11, 2004 the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 1/4% Convertible Subordinated Debentures due October 15, 2005.

Issuance of 1 ¼% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which include the construction of its San Bartolome silver project and the development of its Kensington gold project which is subject to the receipt of final permits and final construction decision. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleges that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleges that it is entitled to damages in the amount of $2.4 million attributed to the breach. On April 6, 2005, the Company agreed to settle the suit for $1.6 million which will be paid in the second quarter of 2005.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $343 million at March 31, 2005. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $23.8 million for the year ended December 31, 2000, $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003 and $18.6 in 2004. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market price of silver (Handy & Harman) and gold (London Final) on May 3, 2005 was $6.89 and $427.90 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        We based our ore reserve determinations as of December 31, 2004 on a long-term silver price average of $6.00 per ounce and a long-term gold price average of $390 per ounce except for the Kensington reserves which are estimated using a gold price of $375. On May 3, 2005 silver and gold prices were $6.89 per ounce and $427.90 per ounce, respectively.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages of the conversion process. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution with flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. We again weigh, sample and assay the doré. Finally, a third party smelter converts the doré so we are able to determine final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $47.6 million as of March 31, 2005. Of this amount, $14.1 million is reported as a current asset and $33.5 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.1 million	4.7 million	11,100	22,200	33,300
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.68	$1.19	$1.60	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.94	$2.32	$4.55	$0.36	$0.78	$1.26

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

        The Company currently markets its silver and gold concentrates to third party smelters in Japan and Canada. In April 2005, the Company concluded contracts which allow for 50% of the concentrate from Cerro Bayo previously being sold to a smelter in Japan to be sold to a Mexican smelter. The smelter in Japan will continue to be obligated to take the remaining 50%. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations.

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

        All of the Company’s long-term debt at March 31, 2005 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 3/31/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$157,050
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,800	--	--	--	--	--	$1,800	$(49)
Exchange Rate	574	--	--	--	--	--
(CLP to USD)

        As of March 31, 2005, the Company had outstanding provisionally priced sales of $43.0 million consisting of 3.8 million ounces of silver, 37,848 ounces of gold and 925,412 pounds of copper which had a fair value of approximately $43.7 million.

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

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. Such conclusion was based in part on the steps the Company has taken at March 31, 2005 to implement remediation measures addressing the control deficiencies reported in Management’s Report on Internal Control Over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2004. Such remediation measures include the retention of a consulting certified public accountant skilled in the area of taxation and related financial reporting and an increase in the level of monitoring and internal auditing associated with the Company’s decentralized operations.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        The Company sold no equity securities during the quarter ended March 31, 2005 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

        There were no purchases of equity securities during the first quarter of 2005.

Item 6.	Exhibits

a)	Exhibits.

10.1	Silver Sale and Purchase Agreement, dated April 7, 2005, between CDE Australia Pty Limited and Cobar Operations Pty Limited.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
(Registrant)

Dated May 6, 2005	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated May 6, 2005	/s/ James A. Sabala
JAMES A. SABALA
Executive Vice President and
Chief Financial Officer