Form 10-Q
period 2005-06-30
COEUR D ALENE MINES CORP
filed 2005-08-12
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934
For the quarterly period ended June 30, 2005.

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 239,941,426 shares were issued and outstanding as of August 1, 2005.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets -- Unaudited	3
	June 30, 2005 and December 31, 2004
	Consolidated Statements of Operations and
	Comprehensive Loss -- Unaudited	5
	Three and Six Months Ended June 30, 2005
	and 2004
	Consolidated Statements of Cash Flows -- Unaudited	6
	Three and Six Months Ended June 30, 2005
	and 2004
	Notes to Consolidated Financial Statements -- Unaudited	7
Item 2.	Management's Discussion and Analysis of	22
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	47
Item 4.	Controls and Procedures	48
PART II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 6.	Exhibits	49
Signatures
Certifications of CEO and CFO

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$233,280	$273,079
Short-term investments	46,977	48,993
Receivables	22,768	10,634
Ore on leach pad	15,493	15,046
Metal and other inventory	16,496	17,639
Deferred tax assets	1,378	2,592
Prepaid expenses and other	3,669	3,727

	340,061	371,710
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	88,842	85,070
Less accumulated depreciation	(57,442)	(54,154)

	31,400	30,916
MINING PROPERTIES
Operational mining properties	124,055	121,344
Less accumulated depletion	(104,913)	(100,079)

	19,142	21,265
Mineral interests	35,152	20,125
Non-producing and development properties	30,618	26,071

	84,912	67,461
OTHER ASSETS
Non-current ore on leach pad	38,401	28,740
Restricted cash and cash equivalents	13,119	10,847
Debt issuance costs, net	5,606	5,757
Deferred tax assets	2,906	1,811
Other	9,205	8,535

	69,237	55,610

TOTAL ASSETS	$525,610	$525,777

See notes to consolidated financial statements.

COEUR D'ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$11,891	$8,389
Accrued liabilities and other	5,169	5,306
Accrued interest payable	1,031	1,035
Accrued salaries and wages	5,209	6,379
Current portion of remediation costs	484	1,041

	23,784	22,150
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,879	23,670
Other long-term liabilities	6,409	6,503

	211,288	210,173
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued 241,120,982 and 241,028,303 shares in 2005 and
2004 (1,059,211 shares held in treasury)	241,121	241,028
Additional paid-in capital	630,151	629,809
Accumulated deficit	(565,379)	(561,908)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,165)	(2,285)

	290,538	293,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$525,610	$525,777

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(In Thousands, except per share data)
REVENUES
Sales of metal	$37,200	$26,381	$73,407	$56,031
Interest and other	1,357	733	3,298	86

Total revenues	38,557	27,114	76,705	56,117
COSTS AND EXPENSES
Production	22,719	16,366	43,978	33,316
Depreciation and depletion	4,873	4,773	9,534	9,619
Administrative and general	4,852	3,066	10,378	6,674
Exploration	3,346	3,041	6,464	4,985
Pre-development	3,717	4,037	6,086	5,651
Interest	562	657	1,132	1,595
Litigation settlement	--	--	1,600	--
Other holding costs	336	588	472	1,344

Total cost and expenses	40,405	32,528	79,644	63,184

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,848)	(5,414)	(2,939)	(7,067)
Income tax (provision) benefit	147	--	(532)	--

NET LOSS	(1,701)	(5,414)	(3,471)	(7,067)
Other comprehensive loss	121	(652)	120	(860)

COMPREHENSIVE LOSS	$(1,580)	$(6,066)	$(3,351)	$(7,927)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Weighted average number of shares of common stock outstanding	240,028	213,249	240,007	213,195

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,701)	$(5,414)	$(3,471)	$(7,067)
Add (deduct) non-cash items:
Depreciation and depletion	4,873	4,773	9,534	9,619
Deferred taxes	(559)		119
Unrealized (gain) loss on embedded derivative	546	2,884	(79)	1,756
Amortization of premium/discount	273	442	586	827
Amortization of restricted stock compensation	174	106	574	673
Amortization of debt issuance costs	76	76	152	256
Other charges	247	(117)	268	113
Changes in Operating Assets and Liabilities:
Receivables	(10,569)	1,369	(12,134)	(2,065)
Prepaid expenses and other	(1,603)	383	(722)	819
Inventories	(5,612)	(4,898)	(8,965)	(9,548)
Accounts payable and accrued liabilities	4,676	1,359	2,494	(2,495)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,179)	963	(11,642)	(7,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,294)	(6,735)	(22,840)	(58,842)
Proceeds from sales of short-term investments	16,097	3,120	22,112	12,710
Capital expenditures	(22,657)	(1,646)	(26,834)	(3,126)
Other	96	22	113	237

CASH USED IN INVESTING ACTIVITIES	(18,758)	(5,239)	(27,449)	(49,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(76)	--	(156)	(9,561)
Retirement of building loan	--	--	--	(1,200)
Proceeds from issuance of subordinated notes	--	--	--	180,000
Debt issuance costs	--	--	--	(6,097)
Proceeds from issuance of common stock	17	--	(552)	--
Bank Borrowings on working capital facility	--	--	--	6,056
Payments to Bank on working capital facility	--	(2,727)	--	(8,423)
Common stock repurchase	--	--	--	(793)
Other	--	(1,452)	--	(1,407)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(59)	(4,179)	(708)	158,575

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,996)	(8,455)	(39,799)	102,442
Cash and cash equivalents at beginning of period	261,276	173,314	273,079	62,417

Cash and cash equivalents at end of period	$233,280	$164,859	$233,280	$164,859

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, and Empressa Minera Manquiri S.A. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. For the second quarter of 2005 and 2004, third party smelting and refining costs amounted to $3.4 million and $3.1 million, respectively. For the six months ended June 30, 2005 and 2004, third party smelting and refining costs amounted to $6.3 million and $6.3 million, respectively, and are recorded as a reduction of revenue.

        At June 30, 2005, the Company had outstanding provisionally priced sales of $46.1 million, consisting of 3.9 million ounces of silver, 42,095 ounces of gold and 656,617 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $39,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $42,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,600. At June 30, 2004, the Company had outstanding provisionally priced sales of $30.5 million consisting of 3.3 million ounces of silver, 20,320 ounces of gold and 994,285 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000.

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

        The Company reported ore on the leach pads of $53.9 million as of June 30, 2005. Of this amount, $15.5 million is reported as a current asset and $38.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon recovery curves based on laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In 2003, the estimated recoveries for silver and gold were revised to 61.5% and 93%, respectively, from the 59% and 89% used in the prior three years. The impact of this change in recovery increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

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

        Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of proven and probable recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2005 and June 30, 2004, the Company held certificates of deposit and cash restricted under these agreements of $13.1 million and $10.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: The Rochester mine is the only mine that has previously capitalized deferred stripping costs. Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine waste-to-ore ratio for each mine, calculated as the ratio of total waste tons to be moved to total proven and probable reserve tons to be moved, which results in the deferral and recognition of the costs of waste removal activities over the life of the mine as silver is produced. These costs are capitalized in periods when the life of mine ratio is below the current mining waste-to-ore ratio, and amortized during periods where the life of mine waste-to-ore ratio is above the current waste-to-ore ratio. The life of mine waste-to-ore ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 and was based on the estimated average waste-to-ore ratio for the life of the mine, compared to the then current ratio of 2.2 to 1. At present the remaining life of mine plan estimates the future waste-to-ore ratio as .0.65 to 1, and the remaining costs will be amortized over the remaining life of the mine. At June 30, 2005 and June 30, 2004 the carrying amount of the deferred stripping costs were $0.6 million and $1.0 million, respectively, and are included in other assets in the accompanying balance sheet and amortized amounts are reported in the statement of operations as depletion and depreciation. Deferred stripping costs are evaluated for loss in value under the Company’s asset impairment review as facts and circumstances warrant. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than three years commensurate with the Company’s remaining mine life at the Rochester mine to end mid-2007. Amounts that were amortized and therefore increased the Company’s reported production costs as compared to actual production costs for the three and six months ended June 30, 2005 were $0.1 million and $0.2 million, respectively, and the amounts that were amortized for the three and six months ended June 30, 2004 were $0.1 million and $0.2 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders
as reported	$(1,701)	$(5,414)	$(3,471)	$(7,067)
Add stock-based employee compensation expense
included in reported net loss	$174	$(1)	$574	$674
Deduct total stock based employee compensation
expense determined under fair value method for
all awards	$(379)	$(400)	$(982)	$(1,058)

Pro forma net loss	$(1,906)	$(5,815)	$(3,879)	$(7,451)

Basic and diluted net loss per share as reported	$(0.01)	$(0.03)	$(0.01)	$(0.03)
Basic and diluted pro forma net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.03)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23% and 4.15% for the quarters ended June 30, 2005 and 2004, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 73.16% and 94.05% for the quarters ended June 30, 2005 and 2004, respectively, and no expected dividends.

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

Comprehensive Loss: Comprehensive loss includes net loss as well as changes in stockholders’ equity that results from transactions and events other than those with stockholders. Items of comprehensive loss include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized gain (loss) on marketable
securities	$109	$(489)	157	$(415)
Change in fair value of derivative hedging,
net of settlement	12	(163)	(37)	(445)

Other comprehensive gain (loss)	$121	$(652)	$120	$(860)

        Net Income/(Loss) Per Share: Net loss per share is computed by dividing the net income/(loss) attributable to common stock by the weighted average number of common shares outstanding during each period. All stock options outstanding at each period end have been excluded from the weighted average share calculation. The effect of potentially dilutive stock options outstanding was antidilutive in the three months ended June 30, 2005 and 2004.

        Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	Six Months Ended June 30,
	2005	2004
Options	2,334,588	1,801,953
1.25% Debentures Convertible at $7.60	23,684,211	23,684,211

Total potentially dilutive shares	26,018,799	25,486,164

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

        During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the impact on the Company’s financial position and results of operations.

NOTE C- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	June 30, 2005	December 31, 2004
Concentrate and dore inventory	$9,843	$11,876
Supplies	6,653	5,763

Metal and other inventory	$16,496	$17,639

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

        For the three months ended June 30, 2005, the Company reported an income tax benefit of approximately $0.2 million. The income tax benefit is comprised of a $1.1 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $1.0 million deferred tax benefit arising from the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd., a $0.7 million benefit for income taxes associated with the expected utilization of past net operating losses and other deductible timing differences in Argentina and $0.4 million in current taxes payable in Argentina and Australia.

        For the six months ended June 30, 2005, the Company recorded an income tax provision of approximately $0.5 million. The tax provision is comprised of $2.1 million deferred tax provision, based upon actual earnings for the six months ended, reduced by $1.3 million deferred tax benefit arising from increases proven and probable reserves and revised projected future taxable income at the Cerro Bayo mine, and $0.7 million benefit for income taxes associated with the expected utilization of past net operating losses and other deductible timing differences in Argentina and $0.4 million in current taxes payable in Argentina and Australia. This resulted in a net reduction of the net foreign deferred tax asset to approximately $4.3 million ($1.4 million current and $2.9 million long term).

        The Company did not report any domestic tax provision, as management determined that it is more likely than not that the net deferred taxes would not be utilized.

        The income tax provision for the first six months of 2005 and 2004 varies from the statutory rate primarily because of foreign operations and management determination that it is more likely than not that all of the net deferred tax assets would not be utilized.

NOTE E– LONG-TERM DEBT

        On January 13, 2004, the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to continue to use the proceeds of the 1.25% Notes for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project or the acquisition of precious metals properties or businesses. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering of the 1.25% Notes was made by means of a prospectus under Coeur’s existing shelf registration statement.

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

        During the second quarter, the Company reassessed its reportable segments and as a result has expanded its segment disclosures to include the Martha and Endeavor mines and the San Bartolome project. The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley (Galena), Cerro Bayo, Martha, San Bartolome and Endeavor mining properties. The Kensington property and the Company’s exploration programs are included as other. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo/Martha mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Teck Cominco Metals Ltd.) and Japan (Sumitomo Ltd. and DOWA Mining Company). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank and Mitsui. Concentrate produced at the Endeavor mine is sold to Zinifex, an Australian smelter.

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

Segment Reporting
(In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	San Bartolome	Other	Total
Three Months Ended
June 30, 2005
Total net sales and revenues	$11,908	$4,457	$16,456	$3,939	$(329)	$(7)	$2,133	38,557
Depreciation and depletion	2,940	501	1,051	220	72	--	89	4,873
Interest income	--	--	25	--	26	--	2,233	2,284
Interest expense	--	--	--	--	--	--	562	562
Income tax (credit) expense	--	--	93	(278)	38	--	--	(147)
Profit (loss)	5,059	(671)	6,084	820	(344)	25	(7,386)	3,587
Segment assets (A)	82,732	11,627	36,224	5,270	16,914	27,630	32,742	213,139
Capital expenditures
for property	782	768	845	329	15,100	3,690	1,143	22,657

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	San Bartolome	Other	Total
Three Months Ended
June 30, 2004
Total net sales and revenues	$14,692	$3,249	$7,057	$1,359	--	$(1)	$758	$27,114
Depreciation and depletion	2,498	491	1,330	372	--	1	81	4,773
Interest income	--	--	--	--	--	--	743	743
Interest expense	--	--	35	--	--	--	622	657
Loss on forward sales	--	--	--	--	--	--	--	--
contracts
Profit (loss)	6,633	(1,267)	1,660	(325)	--	(1,885)	(4,800)	16
Segment assets (A)	71,695	10,339	28,400	3,080	--	20,253	31,537	165,304
Capital expenditures for
property	186	447	544	102	--	--	367	1,646

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	San Bartolome	Other	Total
Six Months Ended
June 30, 2005
Total net sales and revenues	$27,216	$8,946	$31,032	$5,717	$(329)	$(6)	$4,131	$76,705
Depreciation and depletion	5,569	1,013	2,322	390	72	--	168	9,534
Interest income	--	--	45	--	26	--	4,058	4,129
Interest expense	--	--	--	--	--	--	1,132	1,132
Litigation Settlement	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (credit) expense	--	--	772	(278)	38	--	--	532
Profit (loss)	10,371	(520)	13,347	353	(344)	(89)	(13,791)	9,327
Segment assets (A)	82,732	11,627	36,224	5,270	16,914	27,630	32,742	213,139
Capital expenditures for
property	969	1,446	1,432	1,000	15,100	5,569	1,318	26,834

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	San Bartolome	Other	Total
Six Months Ended
June 30, 2004
Total net sales and revenues	$27,226	$12,541	$13,410	$2,480	$--	$(1)	$461	$56,117
Depreciation and depletion	4,731	954	2,983	794	--	3	154	9,619
Interest income	--	--	--	--	--	--	1,382	1,382
Interest expense	1	--	73	--	--	--	1,521	1,595
Loss on forward sales	--	--	--	--	--	--	937	937
contracts
Profit (loss)	11,389	1,989	4,400	(573)	--	(2,910)	(9,211)	5,084
Segment assets (A)	71,695	10,339	28,400	3,080	--	20,253	31,537	165,304
Capital expenditures for
property	578	825	914	334	--	--	475	3,126

Notes:
(A)   Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting Cont. (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (Loss)
Total profit from reportable segments	$3,587	$16	$9,327	$5,084
Depreciation, depletion and amortization expense	(4,873)	(4,773)	(9,534)	(9,619)
Interest expense	(562)	(657)	(1,132)	(1,595)
Litigation Settlement & Other	--	--	(1,600)	(937)

Loss before income taxes	$(1,848)	$(5,414)	$(2,939)	$(2,939)

	June 30,
	2005	2004
Assets
Total assets for reportable segments	$213,139	$165,304
Cash and cash equivalents	233,280	164,859
Short-term investments	46,977	62,000
Other assets	32,214	29,945

Total consolidated assets	$525,610	$419,108

Geographic Information (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues(a)	2005	2004	2005	2004
United States	$18,530	$18,680	$40,323	$40,217
Australia	(329)	--	(329)	--
Chile	16,450	7,075	31,028	13,420
Argentina	3,939	1,359	5,715	2,480
Bolivia	(7)	--	(6)	--
Other Foreign Countries	(26)	--	(26)	--

Consolidated Total	$38,557	$27,114	$76,705	$56,705

	June 30,
Long-Lived Assets	2005	2004
United States	$58,217	$62,069
Australia	15,027	--
Chile	14,518	13,928
Argentina	1,674	1,541
Bolivia	26,674	20,155
Other Foreign Countries	202	145

Consolidated Total	$116,312	$97,838

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to June 30, 2005:

(in thousands)
Asset Retirement Obligation - January 1, 2005	$23,436
Accretion	876
Additions	(69)
Settlements	--

Asset Retirement Obligation - June 30, 2005	$24,243

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        For the first six months of 2005, the Company recorded a realized loss of approximately $11,400 in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million.

        The following table summarizes the information at June 30, 2005 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Peso’s to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 6/30/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$130,500
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,200	--	--	--	--	--	$1,200	$(37)
Exchange Rate	574	--	--	--	--	--
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

NOTE I- DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

	Six Months Ended June 30,
Components of Net Period Benefit Cost: (In thousands)	Defined Benefit Plan		Post-Retirement Medical Plan
	2005	2004	2005	2004
Service cost	$172	$159	$4	$8
Interest cost	222	206	10	58
Expected return on plan assets	131	107	--	--
Amortization of prior service cost	30	28	(62)	--
Amortization of the net (gain) loss	142	163	(186)	--

Net periodic benefit cost	$435	$449	$(234)	$66

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.7 million to its pension plans in 2005. As of June 30, 2005 and 2004, $0.4 million and $0.4 million, respectively, of contributions have been made.

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to net income (loss) in the second quarter of 2005 and 2004 were $0.2 million and $0.2 million, respectively, and plan expenses charged to net income (loss) for the six months ended June 30, 2005 and 2004 were $0.4 million and $0.5 million, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations in the second quarter of 2005 and 2004 were $0.1 million and $0.1 million, respectively, and total plan expenses charged to operations for the first six months ended June 30, 2005 and 2004 were $0.3 million and $0.3 million, respectively.

NOTE J- 2005 NON-EMPLOYEE DIRECTORS’ EQUITY INCENTIVE PLAN

On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance. As of June 30, 2005, 35,996 shares were issued in lieu of $0.1 million of foregone Directors’ fees.

NOTE K- COMMITMENTS AND CONTINGENCIES

Significant Customers

        The Company markets its metals products and concentrates primarily to two bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 37.2% and 48.8% of total metals sales in the first half of 2005 and 2004, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of liquidity of the product and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada, Japan, Mexico and Australia. Sales of metals concentrates to third party smelters amounted to approximately 62.8% and 51.2% of metals sales in the first half of 2005 and 2004, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleged that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleged that it was entitled to damages in the amount of $2.4 million attributed to the breach. On April 6, 2005, the Company agreed to settle the suit for $1.6 million which was incurred in the first quarter of 2005.

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

        Coeur learned on November 19, 2004 that its wholly owned subsidiary, Compania Minera Polimet S.A. (“Polimet”), the owner of the Martha mine, is being investigated by Argentine governmental agencies. Based on discussions between the Company’s counsel and governmental authorities, the Company currently believes that the investigation relates to operations carried out by the predecessor owner of Polimet. In particular, the Company understands that the investigation may focus on shipments of ore from the Martha mine made by the predecessor owner of Polimet in 2001 and early 2002, and whether such shipments complied with applicable export control laws. The Company acquired the capital stock of Polimet in April 2002.

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

District Court of Alaska Wrongful Death Action

        On July 11, 2005, an action was filed in the United States District Court for the District of Alaska at Juneau by Chelsea Walker Fink on behalf of Joseph Kollander, a minor child, and Thomas J. Kollander, Jr., plaintiffs against defendants Echo Bay Exploration, Inc., Coeur d’Alene Mines Corporation and Coeur Alaska, Inc. alleging wrongful death and negligence relating to a mine accident occurring in 1990 at the Kensington mine. Coeur Alaska was engaged in a joint venture agreement with Echo Bay Exploration at the time of the incident at issue when Echo Bay was the operator of the facility.  The Company has tendered the litigation for defense to its insurer.  The complaint does not specify damages sought by the plaintiff; however, management believes this will not result in a material adverse impact to the Company, and believes that the matter is covered by insurance.

NOTE M – ENDEAVOR TRANSACTION

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.5 million.

        The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. In addition to principal production of lead and zinc, Endeavor is expected to produce approximately 1.3 million ounces of silver annually, from mineral reserves estimated to contain approximately 24.0 million silver ounces, which consist of 12.0 million ounces of silver in proven reserves and 12.0 million ounces in mineral reserves. Cash costs in the second quarter of 2005 were $1.89 per ounce of silver produced. In calculating the cash costs per ounce at Endeavor, the Company includes its operating cost contribution and smelting and refining treatment charges related to its share of the silver production.

        Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.1 million upon the determination by Coeur that a recently installed paste backfill plant at the Endeavor Mine is operating successfully. This determination is expected to take place in the third quarter of 2005. In addition to these upfront payments, Coeur will pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds the twenty-year average price of $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. In addition, under the terms of the agreement, Coeur is entitled to receive a maximum of 17.7 million payable silver ounces from the current contained resource at the Endeavor Mine.

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

        The average prices of silver (Handy & Harman) and gold (London Final) for the first six months of 2005 were $7.09 and $427 per ounce, respectively. The market prices of silver and gold on August 1, 2005 were $7.29 per ounce and $431.65 per ounce, respectively.

        The mines operated by the Company, or in which it has an interest, are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, the Cerro Bayo mine in Chile, the Martha mine in Argentina and the Endeavor mine in Australia.

      Operating Highlights and Statistics

South American Operations

        At the Cerro Bayo mine in Southern Chile, total cash costs per ounce of silver in the second quarter of 2005 were $0.76 per ounce compared to $4.11 per ounce in 2004. The decrease in cash costs per ounce is primarily due to the increased gold production which resulted in an increase in the by-product credit for the second quarter of 2005 as compared to the same period in 2004. Silver production was 691,846 ounces and gold production was 15,100 ounces in the second quarter of 2005 compared to 576,150 ounces of silver and 11,282 ounces of gold in the second quarter of 2004. The increase in production is due to higher silver and gold ore grades experienced and higher mill recoveries compared to the same period in 2004.

        Total cash costs per ounce for the first six months of 2005 amounted to $0.31 compared to $2.61 during the same period in 2004. The higher gold production and lower cash costs per ounce were due to an increase in the gold ore grade mined as compared with the same period of 2004. For the six months ended June 30, 2005, silver production was 1,351,139 ounces and gold production was 29,967 ounces compared to 1,372,695 ounces of silver and 21,240 ounces of gold for the same period of 2004.

        At the Martha Mine in Southern Argentina, total cash costs per ounce in the second quarter of 2005 were $4.43 per ounce compared to $3.29 per ounce in 2004. The increased cost per ounce was primarily due to higher operating costs partially offset by the increase in ounces produced. Silver production was 606,121 ounces in the second quarter of 2005 compared to 477,126 ounces in the second quarter of 2004. The increase in silver production was due to an 18% increase in quantity of tons processed coupled with higher mill recoveries.

        For the six months ended June 30, 2005, silver production was 985,181 ounces compared to 898,397 ounces in the same period last year. Total cash costs per ounce in the six-month period were $4.68 per ounce in 2005 compared to $3.22 per ounce in 2004. The increased silver production and the increase in cash costs per ounce were primarily due to an increase in the number of tons processed coupled with increases in operating expenses.

North American Operations

        At the Rochester mine, silver production was 1,208,584 ounces and gold production was 14,412 ounces during the second quarter of 2005 compared to 1,317,006 ounces of silver and 16,005 ounces of gold in the second quarter of the prior year. Total cash costs per ounce increased to $7.58 in the second quarter of 2005 from $4.54 in the second quarter of 2004. The increase in cash costs per ounce is primarily due to decreased silver and gold production during its second quarter of 2005.

        Silver production for the six months ended June 30, 2005 was 2,344,581 ounces compared to 2,627,301 ounces and gold production increased to 28,404 ounces from 27,480 ounces. Total cash costs per ounce increased by 38% to $6.96 compared to $5.06 for the same period of 2004. This increase in cash cost per ounce is attributable to higher equipment maintenance costs and lower silver production.

        At Coeur Silver Valley (Galena Mine), silver production decreased 41% to 559,700 from 954,964 ounces produced in the second quarter of 2004. Total cash costs per ounce increased to $8.05 from $4.95 per ounce in the second quarter of the prior year. The decrease in silver production is primarily due to lower than expected ore grades and shorter strike lengths in the 2400 Upper Silver Vein area and a production delay resulting from ground conditions and a delay in stope development.

        Silver production for the six months ended June 30, 2005 was 1,269,996 ounces compared to 1,861,944 ounces in 2004. The decrease in silver production is primarily due to decreased production related to lower than expected ore grades and shorter strike lengths in the 2700 Upper Silver Vein area and a production delay resulting from ground conditions and a delay in stope development. Cash costs per ounce increased 48% to $7.32 per ounce compared to $4.94 in 2004. The increase in cash costs per ounce is due to decreased silver production related to a decrease in tons milled and lower silver ore grades.

Australia Operations

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. (“CBH”) for $38.5 million. Coeur’s share of the silver production from the Endeavor mine from May 23, 2005 to June 30, 2005 was 58,464 ounces at a cash cost of $1.89 per ounce.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties, each of which is wholly owned by the Company, and the cash and full costs of such production during the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
ROCHESTER MINE
Silver ozs	1,208,584	1,317,006	2,344,581	2,627,301
Gold ozs	14,412	16,005	28,404	27,480
Cash costs per oz./silver	$7.58	$4.54	$6.96	$5.06
Full costs per oz./silver	$9.93	$6.36	$9.25	$6.79
GALENA MINE
Silver ozs	559,700	954,964	1,269,996	1,861,944
Gold ozs	54	88	145	189
Cash costs per oz./silver	$8.05	$4.95	$7.32	$4.94
Full costs per oz./silver	$8.95	$5.47	$8.11	$5.45
CERRO BAYO (A)
Silver ozs	691,846	576,150	1,351,139	1,372,695
Gold ozs	15,100	11,282	29,967	21,240
Cash costs per oz./silver	$0.76	$4.11	$0.31	$2.61
Full costs per oz./silver	$2.28	$6.42	$2.03	$4.78
MARTHA MINE (A)
Silver ozs	606,121	477,126	985,181	898,397
Gold ozs	735	662	1,206	1,240
Cash costs per oz./silver	$4.43	$3.29	$4.68	$3.22
Full costs per oz./silver	$4.78	$4.06	$5.07	$4.10
ENDEAVOR MINE (B)
Silver ozs	58,464	--	58,464	--
Cash costs per oz./silver	$1.89	--	$1.89	--
Full costs per oz./silver	$3.13	--	$3.13	--
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	3,124,715	3,325,246	6,009,361	6,760,337
Gold ozs	30,300	28,037	59,723	50,149
Cash costs per oz./silver	$5.44	$4.41	$5.12	$4.29
Full costs per oz./silver	$6.94	$5.79	$6.64	$5.65
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,532,000	3,302,000	6,834,000	6,628,000
Gold ozs. sold	34,000	27,000	69,000	48,000
Realized price per silver oz	$7.22	$6.36	$7.06	$6.72
Realized price per gold oz	$430	$398	$427	$396

(A)	During the first quarter of 2005, the Company has segregated operating statistics to conform to current year presentation.
(B)	On May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. (“CBH”), for $38.5 million. Coeur’s share of the silver production from May 23, 2005 to June 30, 2005 was 58,464 ounces at a cash cost of $1.89 per ounce, representing Coeur’s agreed upon operating costs contribution including smelting and refining treatment charges.

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below:

The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended June 30, 2005

	Rochester	Silver Valley	Cerro Bayo	Martha	Endeavor	Total
Production of Silver (ounces)	1,208,584	559,700	691,846	606,121	58,464	3,124,715
Cash Costs per ounce	$7.58	$8.05	$0.76	$4.43	$1.89	$5.44

Total Cash Costs (thousands)	$9,166	$4,508	$527	$2,683	$111	$16,995
Add/(Subtract):
Third Party Smelting Costs	(196)	(926)	(1,017)	(345)	(58)	(2,542)
By-Product Credit	6,168	690	6,452	314	--	13,624
Deferred Stripping and other adjustments	(101)	--	(18)	(101)	--	(220)
Change in Inventory	(8,240)	373	2,600	10	(38)	(5,295)

Production Costs	$6,797	$4,645	$8,544	$2,561	$15	$22,562

Three months ended June 30, 2004

	Rochester	Silver Valley	Cerro Bayo	Martha	Total

Production of Silver (ounces)	1,317,006	954,964	576,150	477,126	3,325,246
Cash Costs per ounce	$4.54	$4.95	$4.11	$3.29	$4.41

Total Cash Costs (thousands)	$5,981	$4,730	$2,370	$1,571	$14,652
Add/(Subtract):
Third Party Smelting Costs	(190)	(1,401)	(1,701)	(318)	(3,610)
By-Product Credit	6,274	920	4,439	260	11,893
Deferred Stripping Adjustment	(101)	--	(10)	(28)	(139)
Change in Inventory	(3,903)	(361)	(1,876)	(290)	(6,430)

Production Costs	$8,061	$3,888	$3,222	$1,195	$16,366

Six months ended June 30, 2005

	Rochester	Silver Valley	Cerro Bayo	Martha	Endeavor	Total
Production of Silver (ounces)	2,344,581	1,269,996	1,351,139	985,181	58,464	6,009,361
Cash Costs per ounce	$6.96	$7.32	$0.31	$4.68	$1.89	$5.12

Total Cash Costs (thousands)	$16,319	$9,290	$417	$4,615	$111	$30,753
Add/(Subtract):
Third Party Smelting Costs	(405)	(2,132)	(2,025)	(567)	(58)	(5,189)
By-Product Credit	12,160	1,628	12,800	515	--	27,102
Deferred Stripping and other
adjustments	(201)	--	(10)	(174)	--	(385)
Change in Inventory	(11,173)	(324)	3,266	(192)	(38)	(8,461)

Production Costs	$16,700	$8,462	$14,448	$4,196	$15	$43,821

Six months ended June 30, 2004

	Rochester	Silver Valley	Cerro Bayo	Martha	Total

Production of Silver (ounces)	2,627,301	1,861,944	1,372,695	898,397	6,760,337
Cash Costs per ounce	$5.06	$4.94	$2.61	$3.22	$4.29

Total Cash Costs (thousands)	$13,298	$9,199	$3,577	$2,894	$28,968
Add/(Subtract):
Third Party Smelting Costs	(421)	(2,680)	(2,458)	(486)	(6,045)
By-Product Credit	10,962	1,713	8,510	496	21,681
Deferred Stripping Adjustment	(200)	--	(10)	(55)	(65)
Change in Inventory	(7,800)	898	(3,519)	(602)	(11,223)

Production Costs	$15,839	$9,130	$6,100	$2,247	$33,316

Exploration and Development Projects

Exploration Projects:

        Exploration at Cerro Bayo during the second quarter of 2005 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 24,000 meters (78,000 feet) were drilled in the two programs in the quarter. The majority of the second quarter drilling was devoted to reserve development drilling, from both surface and underground positions, on 29 different veins and targets.

        At Martha, the program to define the full potential of the Martha area progressed well. Nearly 5,600 meters (18,500 feet) of drilling was completed during the second quarter on 11 veins and targets. Results obtained from drilling R4 Deep, Francisca and Catalina have expanded the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        Effective June 30, 2005, reserves at both properties have increased relative to year-end 2004.

Cerro Bayo and Martha Ore Reserve Update

Notes;

1.	Mid-year 2005 reserves reflect first half 2005 mine production, updated pricing assumptions, and changes due to exploration work in the period January through June, 2005. Details of all other key assumptions, parameters and methods used to estimate these mineral reserves are discussed in the Company’s Annual Report on Form 10-K and in the applicable technical reports filed with the respective U.S. and Canadian securities regulatory authorities.

2.	There are no known environmental, permitting, legal, title, taxation, sociopolitical, or marketing conditions that would adversely affect the Mid-year 2005 reserves.

3.	Donald J. Birak, Coeur’s Senior Vice President of Exploration, is the qualified person, per Canadian National Instrument 43-101, responsible for the preparation of the scientific and technical information in this document related to Cerro Bayo, Martha, Rochester, Silver Valley, San Bartolome and Kensington. Mr. Birak has reviewed the available data and procedures and believes the calculation of reserves was conducted in a professional and competent manner.

4.	Donald Earnest, PG, Independent Consultant to Coeur, is the qualified person responsible for the preparation of the scientific and technical information for the Endeavor mine reserves and resources information. Mr. Earnest has verified the data underlying the Endeavor-related information or opinions contained in this press release, reviewed the available data and procedures and believes the calculation of Endeavor’s reserves and resources was conducted in a professional and competent manner.

        At the Galena Mine, over 22,500 feet of new core drilling was completed in the second quarter. Three target areas were tested with this drilling; the West Galena area between 3400 and 4000 levels, the 2400 Upper Silver vein and the West Caladay.

        In the second quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Most of the work was focused on the Geita 2 tenement, a concession of over 103 square kilometers (25,500 acres) in size that straddles the western extension of the Geita greenstone belt, where a second phase of soil sampling, trenching and mapping were completed along with interpretation of airborne geophysical survey data.

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

        During the first six months of 2005, the Company capitalized $5.6 million in connection with construction activities at San Bartolome.

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

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. The country has scheduled a new election for December 2005. As a result of this political uncertainty, the Company is continuing the development of the project but has lengthened the construction period pending the outcome of the scheduled election. As a result, it is possible that the previously estimated construction period of 20 months and the preliminary projected commencement of commercial production in the second half of 2006 will be impacted. The Company will continue to monitor the events in Bolivia and will update the expected construction period and the estimated date of commercial production as future events unfold.

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

        In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Based upon the results of the updated feasibility study, we estimate the direct capital costs of the project to be approximately $105 million, the full cost of construction including owner’s costs and contingency to be $124 million, the annual production to be 100,000 ounces of gold over an initial mine life of fifteen years and the cash cost per ounce of gold produced to be approximately $251. Construction has commenced during the third quarter of 2005 and is expected to take approximately 18 months. Commercial production could commence in early 2007.

        During the fourth quarter of 2004, the U.S. Forest Service issued its Record of Decision (“ROD”) for the FSEIS. An environmental group, SEACC, and a group of other community and private environmental groups, appealed the issuance of the ROD. On March 23, 2005, the US Forest Service upheld the decision to approve the FEIS. SEACC has threatened to sue the U.S. Forest Service regarding its decision to uphold the issuance of the FEIS. The Company is unable to predict what the outcome of a suit would be, if one is filed, or its impact upon the permitting process.

        On June 28, 2005, the Company received the Environmental Protection Agency’s (“EPA”) National Pollution Discharge Elimination System (“NPDES”) Permit. In addition, the Company recently received the Army Corps of Engineers 404 Wetlands Permit, which authorizes the construction of a Lower Slate Lake tailings facility, millsite road improvements and a Slate Creek Cove dock facility. All permits have been reviewed for consistency by both the Alaska Coastal Management and Department of Governmental Coordination, which issued its final ACMP permit certification. On June 6, 2005, two environmental groups, Lynn Canal Conservation Inc. and the Sierra Club, Alaska Chapter filed an appeal of the State of Alaska 401 certification of the Corp of Engineer’s approval of the project. Both the State of Alaska and the Company responded in opposition of the appeal to the Commissioner of the Department of Environmental Conservation. The Commissioner’s decision to grant a hearing or rule on the appeal is pending.

        We believe the Kensington property package has excellent exploration potential. Not all Kensington ore zones have been fully delineated at depth or on strike and several peripheral zones and veins remain to be explored. The Company has designed an exploration program to convert 300,000 to 400,000 ounces of gold currently reported as inferred mineral resources to indicated and measured resource and ultimately proven and probable reserves, with potential to increase the life of mine gold production and to identify higher grade sections of the deposit that might be mined in the earlier years of the operation. The total inferred resource at Kensington (effective December 31, 2004) is 2.5 million tons grading 0.234 ounces per short ton. The program is expected to cost approximately $2.7 million. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A budget of $0.6 million is allocated for 2005 exploration at Jualin. The Company’s rights to use and develop the Jualin property are subject to an agreement which must be renewed in May 2007 unless certain conditions with respect to development of or production from the property are met by that date. Drilling activities are expected to commence in the third quarter on both properties.

        Total expenditures by the Company at the Kensington property in the second quarter of 2005 were $3.7 million. Such expenditures were used to continue the permitting and pre-development activities. The Company plans approximately $39 million for currently planned project expenditures during 2005.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be appealed or contested by third parties or as to whether the Company will place the Kensington project into commercial production.

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

        Reserve Estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings in the deposits. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, metallurgical characteristics, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

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

        Reference is made to Note L to the above consolidated financial statements for information related to Coeur’s interest in the silver reserves contained at the Endeavor mine in Australia.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $53.9 million as of June 30, 2005. Of this amount, $15.5 million is reported as a current asset and $38.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon recovery curves based on laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately fifteen years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.2 million	4.7 million	11,300	22,600	33,900
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.67	$1.18	$1.58	$0.30	$0.57	$0.81
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.90	$2.18	$4.16	$0.34	$0.74	$1.19

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

RESULTS OF OPERATIONS

        Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

        Sales of metal in the second quarter of 2005 were $37.2 million, an increase of $10.8 million, or 41%, compared with $26.4 million in the second quarter of 2004. The increase in sales of metal is attributable to an increase in the quantity of silver and gold sold and higher realized silver and gold prices. In the second quarter of 2005, the Company sold 3,532,000 ounces of silver and 34,000 ounces of gold compared to 3,302,000 ounces of silver and 27,000 ounces of gold for the same period in 2004. Realized silver and gold prices were $7.22 and $430 per ounce, respectively, in the second quarter of 2005 compared to $6.36 and $398 in the comparable quarter of 2004.

        In the second quarter of 2005, the Company produced a total of 3,124,715 ounces of silver and 30,300 ounces of gold, compared to 3,325,246 ounces of silver and 27,949 ounces of gold in the second quarter of 2004. The decrease in silver production is primarily due to decreased production from the Silver Valley Galena mine related to lower than expected ore grades and shorter strike lengths in the 2400 Upper Silver Vein area and a production delay due to ground conditions and a delay in stope development. On May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. Coeur’s share of silver production from May 23, 2005 to June 30, 2005 amounted to 58,464 ounces.

        Interest and other income in the second quarter of 2005 increased by $0.6 million compared with the second quarter of 2004. The increase was primarily due to higher levels of cash and short-term investments on hand.

Costs and Expenses

        Production costs in the second quarter of 2005 increased by $6.4 million, or 39%, from the second quarter of 2004 to $22.7 million. The increase in production costs at the Company’s mine operations are due to increased costs associated with diesel, utilities, and operating materials and supplies.

        Depreciation and depletion was $4.9 million compared to $4.8 million in the prior year’s second quarter.

        Administrative and general expenses increased by $1.8 million in the second quarter of 2005 compared to the same period in 2004 due to higher compensation expense of $0.7 million, higher outside services of $0.4 million primarily related to business development activities, higher audit services of $0.2 and $0.6 million in increased general administrative costs.

        Exploration expenses increased by $0.3 million in the second quarter of 2005 compared to the same period in 2004 as a result of expanded exploration efforts at the Kensington, Cerro Bayo and Martha mines.

        Pre-development expenses decreased $0.3 million to $3.7 million from the second quarter of 2004 as a result of the San Bartolome project being classified as a development-stage property commencing with the fourth quarter of 2004.

        Interest expense decreased by $0.1 million in the second quarter of 2005 compared with the second quarter of 2004 to $0.6 million from $0.7 million due to a reduction in the interest rate on the Company’s outstanding debt as a result of the completion, in the first quarter of 2004, of the Company’s debt restructuring program.

Income Taxes

        For the three months ended June 30, 2005, the Company reported an income tax benefit of approximately $0.2 million. The income tax benefit is comprised of a $1.1 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $1.0 million deferred tax benefit arising from the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd., a $0.7 million benefit for income taxes associated with the expected utilization of past net operating losses and other deductible timing differences in Argentina and $0.4 million in current taxes payable in Argentina and Australia.

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $1.7 million, or $0.01 per share, in the second quarter of 2005 compared to a net loss of $5.4 million, or $0.03 per share, in the second quarter of 2004.

        Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

        Sales of metal in the six months ended June 30, 2005 increased by $17.4 million, or 31%, over the same period of 2004 to $73.4 million. The increase in sales of metal is attributable to an increase in the quantity of silver and gold ounces sold and higher realized silver and gold prices. In the six months ended June 30, 2005, the Company sold 6.8 million ounces of silver and 69,000 ounces of gold compared to 6.6 million ounces of silver and 48,000 ounces of gold for the same period in 2004. Realized silver and gold prices were $7.06 and $427 per ounce, respectively, in the six months ended June 30, 2005 compared to $6.72 and $396 in the comparable period of 2004.

        In the six months ended June 30, 2005, the Company produced a total of 6,009,361 ounces of silver and 59,723 ounces of gold, compared to 6,760,337 ounces of silver and 50,149 ounces of gold in the six months ended June 30, 2004. The decrease in silver production is primarily due to lower production from the Silver Valley Galena mine related to lower than expected ore grades and shorter strike lengths in the 2400 Upper Silver Vein area and production delay due to ground conditions and a delay in stope development. This is partially offset by higher gold production from the Rochester and Cerro Bayo mines related to increased gold recoveries experienced at Rochester and higher gold grades at the Cerro Bayo mine. In addition, on May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. Coeur’s share of silver production from May 23, 2005 to June 30, 2005 from the Endeavor mine amounted to 58,464 ounces.

        Interest and other income in the six months ended June 30, 2005 increased by $3.2 million compared with the same period of 2004. The increase was due to higher levels of cash and short-term investments on hand.

Costs and Expenses

        Production costs in the six months ended June 30, 2005 increased by $10.7 million, or 32%, from the six months ended June 30, 2004 to $44.0 million. The increase is the result of higher diesel, utility and operating materials and supply costs at the Company’s mine operations.

Other Expenses

        Depreciation and amortization was $9.5 million in the six months ended June 30, 2005 compared with $9.6 million in the first six months of 2004.

        Administrative and general expenses increased by $3.7 million to $10.4 million in the six months ended June 30, 2005 compared to the same period in 2004 due to higher outside audit services of $1.2 million primarily related to Sarbanes-Oxley compliance activities, higher compensation costs of $1.0 million, higher insurance costs of $0.3 million, higher business development activities of $0.8 million and $0.4 million in increased general administrative expenses.

        Exploration expenses were $6.5 million in the six months ended June 30, 2005 compared to $5.0 million in the same period in 2004 due to increased exploration activities at the Cerro Bayo and Martha mines in South America.

        Pre-development expenses increased by $0.4 million to $6.1 million in the first six months of 2005 compared to $5.7 million in the same period of 2004 due to increased activities at the Kensington property.

        Interest expense decreased by $0.5 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 to $1.1 million from $1.6 million due to a reduction in the interest rate on the Company’s outstanding debt as a result of the completion in the first quarter of 2004 of the Company’s debt restructuring plan.

        During the first quarter of 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston on April 6, 2005. See Note K – Litigation and Other Events.

Income Taxes

        For the six months ended June 30, 2005, the Company recorded an income tax provision of approximately $0.5 million. The tax provision is comprised of $2.1 million deferred tax provision, based upon actual earnings for the year ended, reduced by $1.3 million deferred tax benefit arising from increases proven and probable reserves and revised projected future taxable income at the Cerro Bayo mine, and $0.7 million benefit for income taxes associated with the expected utilization of past net operating losses and other deductible timing differences in Argentina and $0.4 million in current taxes payable in Argentina and Australia. This resulted in net reduction of the net foreign deferred tax asset to approximately $4.3 million ($1.4 million current and $2.9 million long term).

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $3.5 million, or $0.01 per share, in the six months ended June 30, 2005 compared to a net loss of $7.1 million, or $0.03 per share, in the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at June 30, 2005, decreased by $33.3 million to approximately $316.3 million compared to $349.6 million at December 31, 2004. The decrease in working capital was primarily attributed to the decrease in cash and cash equivalents and short-term investments. The ratio of current assets to current liabilities was 14.3 to 1 at June 30, 2005, compared to 16.8 to 1 at December 31, 2004.

        Net cash used in operating activities during the second quarter of 2005 was $9.2 million compared to cash provided by operating activities of $1.0 million during the second quarter of 2004. The decrease in cash flow from operations of $10.2 million is primarily due to normal variations associated with the timing and payment of concentrate shipments. Net cash used in investing activities during the second quarter of 2005 was $18.8 million compared to net cash used in investing activities of $5.2 million in the prior year’s comparable quarter. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures related to the construction activities at the San Bartolome project and the acquisition of the silver production from the Endeavor mine. Net cash used in financing activities decreased by $4.1 million. The decrease is due to the payments for the retirement of the working capital facility in 2004. As a result of the above, cash and cash equivalents decreased by $28.0 million during the second quarter of 2004 compared to a decrease of $8.5 million for the comparable quarter in 2004.

        Net cash used in operating activities in the six months ended June 30, 2005 was $11.6 million compared to net cash used in operating activities of $7.1 million in the six months ended June 30, 2004. The decrease in cash flow from operations is primarily due to increased receivables associated with the timing and payment of concentrate shipments. Net cash used in investing activities in the first six months of 2005 was $27.4 million compared to net cash used in investing activities of $49.0 million in the prior year’s comparable period. The decrease in cash used in investing activities primarily resulted from a decrease in short-term investments purchased. Net cash used by financing activities was $0.7 million in the first six months of 2005, compared to $158.6 million provided in the first six months of 2004. The decrease was primarily a result of the receipt in 2004 of the $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes due 2024 partially offset in part by $9.6 million of retirement of long-term debt. As a result of the above, cash and cash equivalents decreased by $39.8 million in the first six months of 2005 compared to an increase of $102.4 million for the comparable period in 2004.

Debt and Capital Resources

        At June 30, 2005, the Company had $280.3 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

2004 Final Redemption of Remaining 7 ¼% Debentures

        On March 11, 2004 the Company redeemed the remaining outstanding $9.6 million principal amount of the Company’s 7 1/4% Convertible Subordinated Debentures due October 15, 2005.

Issuance of 1 ¼% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1.25% Convertible Senior Notes due 2024 (the “1.25% Notes”). The 1.25% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1.25% per annum beginning July 15, 2004. The Company intends to continue to use the proceeds of the offering for general corporate purposes, which include the construction of its San Bartolome silver project and the development of its Kensington gold project which is subject to the receipt of final permits and final construction decision. The 1.25% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleged that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleged that it was entitled to damages in the amount of $2.4 million attributed to the breach. On April 6, 2005, the Company agreed to settle the suit for $1.6 million which was paid in the second quarter of 2005.

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

District Court of Alaska Wrongful Death Action

        On July 11, 2005, an action was filed in the United States District Court for the District of Alaska at Juneau by Chelsea Walker Fink on behalf of Joseph Kollander, a minor child, and Thomas J. Kollander, Jr., plaintiffs, against defendants Echo Bay Exploration, Inc., Coeur d’Alene Mines Corporation and Coeur Alaska, Inc. alleging wrongful death and negligence relating to a mine accident occurring in 1990 at the Kensington mine. Coeur Alaska was engaged in a joint venture agreement with Echo Bay Exploration at the time of the incident at issue when Echo Bay was the operator of the facility.  The Company has tendered the litigation for defense to its insurer.  The complaint does not specify damages sought by the plaintiff; however, management believes this will not result in a material adverse impact to the Company, and believes that the matter is covered by insurance.

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

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and we anticipate that we could reach a final decision to develop the Kensington project in 2005. Construction of both projects would require a total capital investment of approximately $259.0 million. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

      We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of the last five years. The amounts by which earnings were inadequate to cover fixed charges were approximately, $47.5 million in 2000, $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003, $22.7 million in 2004 and $3.1 million in the first six months of 2005. As of June 30, 2005, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $316.3 million at June 30, 2005. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $23.8 million for the year ended December 31, 2000, $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003, $18.6 in 2004 and $11.6 million in the first six months of 2005. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

      The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and increased losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 65% of our revenues from sales of silver, our earnings are substantially related to the price of this metal.

        The market price of silver (Handy & Harman) and gold (London Final) on August 1, 2005 was $7.29 and $431.65 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        If silver or gold prices decline or we fail to control production costs or realize the mineable mineral reserves at our mining properties, we may recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be created in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

      The estimation of mineral reserves is imprecise and depends upon subjective factors. Estimated mineral reserves may not be realizedin actual production. Our operating results may be negatively affected by inaccurate estimates.

        The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results.

        We based our reserve determinations as of December 31, 2004 on a long-term silver price average of $6.00 per ounce and a long-term gold price average of $390 per ounce except for the Kensington reserves which are estimated using a gold price of $375. On August 1, 2005 silver and gold prices were $7.29 per ounce and $431.65 per ounce, respectively.

      The estimation of the ultimate recovery of metals contained within the heap leach pad inventory isinherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries canbe expected to vary from estimations.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $53.9 million as of June 30, 2005. Of this amount, $15.5 million is reported as a current asset and $38.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.2 million	4.7 million	11,300	22,600	33,900
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.67	$1.18	$1.58	$0.30	$0.57	$0.81
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.90	$2.18	$4.16	$0.34	$0.74	$1.19

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

        Our ability to sustain or increase our present production levels depends in part on successful exploration and development of new ore bodies and/or expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance of necessary permits and receipt of adequate financing.

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

      The Company’s marketing of metals concentrates could be adversely affected if there were to be a significant delay or disruption ofpurchases by its third party smelter customers.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Canada and Mexico. In April 2005, the Company concluded contracts which allow for 50% of the concentrate from Cerro Bayo previously being sold to a smelter in Japan to be sold to a Mexican smelter. The smelter in Japan will continue to be obligated to take the remaining 50%. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations.

        In July 2005, the Company was notified by Teck Cominco Metals, Ltd., owner of the smelter located in Trail, British Columbia, Canada which purchases approximately 60% of the silver concentrate from the Coeur Silver Valley operation, of a labor strike which will temporarily shut down the facility. Teck Cominco has notified the Company that it will continue to purchase Coeur Silver Valley’s concentrates during the plant shutdown; however, it may declare a force majeure and terminate its services pursuant to the terms of the concentrate purchase agreement. The Company has located an alternative smelter to purchase the concentrates if Teck Cominco declares force majeure. If Teck Cominco declares force majeure and one or more alternative smelters do not take the concentrate delivery, the Company may suffer an adverse impact.

      Our silver and gold production may decline, reducing our revenues and negatively impacting our business.

        Our future silver and gold production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and businesses that possess mineable reserves and are expected to become operational in the near future. We can provide no assurance that our silver and gold production in the future will not decline. Accordingly, our revenues from the sale of silver and gold may decline, negatively affecting our results of operations.

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

      We are required to obtain government permits to expand operations or begin new operations. The costs and delays associated with such approvals could affect our operations, reduce our revenues, andnegatively affect our business as a whole.

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

        Chile, Argentina and Bolivia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in these countries. Argentina, while currently economically and politically stable, has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Although the governments and economies of Chile and Argentina have been relatively stable in recent years, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation. During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. The country has scheduled a new election for December 2005. As a result of this political uncertainty, the Company is continuing the development of the project but has lengthened the construction period pending the outcome of the scheduled election. As a result, it is possible that the previously estimated construction period of 20 months will be impacted. The Company will continue to monitor the events in Bolivia and will update the expected construction period and the estimated date of commercial production as future events unfold. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation. We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which we have significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact our foreign operations and our business as whole.

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

        Because mines have limited lives based on proven and probable reserves, we are continually seeking to replace and expand our reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current reserves through the acquisition of new mining properties on terms we consider acceptable. As a result, our revenues from the sale of silver and gold may decline, resulting in lower income and reduced growth.

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

        The Company operates in several foreign countries, specifically Bolivia, Argentina, Australia and Chile, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company will enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies in the future for United States dollars at a pre-determined exchange rate. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked-to-market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

        All of the Company’s long-term debt at June 30, 2005 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 6/30/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$130,500
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$1,200	--	--	--	--	--	$1,200	$(37)
Exchange Rate	574	--	--	--	--	--
(CLP to USD)

        As of June 30, 2005, the Company had outstanding provisionally priced sales of $46.1 million consisting of 3.9 million ounces of silver, 42,095 ounces of gold and 656,617 pounds of copper which had a fair value of approximately $46.3 million.

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

(a)   Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures relating to its income tax accounting were not effective as of June 30, 2005. Such conclusion was based on the Company’s identification of a material weakness with regard to its accounting for income taxes and financial reporting of the Chilean operations which were reported on Form 10-K for the year ended December 31, 2004. During the first quarter of 2005, the Company implemented a remediation measure designed to correct these weaknesses which involved the retention of an outside accountant experienced in international income tax issues and financial reporting to review the Company’s quarterly tax provision and increased the level of monitoring associated with all decentralized operations, including an increase in the level of internal auditing related to all financial operations. While these controls operated effectively in the first quarter of 2005, during the course of the review of the Company’s Form 10-Q for the quarter ended June 30, 2005, an adjustment to the Company’s financial statements pertaining to income taxes was identified. The Company will be adopting additional remediation measures in the course of the third quarter of 2005 to address this issue including the continued retention of a consulting certified public accountant skilled in the area of taxation and related financial reporting and an increase in the level of monitoring and internal auditing associated with the Company’s decentralized operations.

(b)   Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting, other than the remediation measures discussed above, during the quarter ending June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on May 10, 2005. Of the Company’s total 240,015,206 shares of common stock outstanding on March 25, 2005, (the record date), 200,272,106 shares (or 83.4% of the outstanding) were represented in person or by proxy at the Annual Meeting.

        The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Cecil D Andrus – 192,977,929 for and 7,294,177 withheld; James J. Curran – 191,781,594 for and 8,490,512 withheld; Andrew Lundquist – 191,755,002 for and 8,517,104 withheld; Robert E. Mellor – 192,774,507 for and 7,497,599 withheld; John H. Robinson – 193,194,611 for and 7,077,495 withheld; J. Kenneth Thompson – 192,396,098 for and 7,876,008 withheld; Timothy R. Winterer –193,399,997 for and 6,872,109 withheld; Alex Vitale – 191,990,945 for and 8,281,161 withheld; and Dennis E. Wheeler – 192,099,620 for and 8,172,486 withheld.

        The second proposal was the approval of the 2005 Non-Employee Directors’ Equity Incentive Plan and authorization of 500,000 shares of common stock for issuance thereunder. A quorum for the vote on this proposal meeting New York Stock Exchange voting requirements was not present at the May 10, 2005 shareholders meeting, and a postponement was announced for the reconvening of this proposal vote to be held on June 3, 2005. On June 3, 2005, a quorum of eligible voters was present and the proposal was approved by the holders of more than the required majority of the shares of common stock eligible to vote on this issue voting at the meeting. The proposal was approved by a vote of 88,693,387 shares for (representing 72.69% of the shares voting), 25,140,865 shares against with 8,186,446 shares abstaining.

Item 6. Exhibits

a)	Exhibits.

10.1	2005 Non-Employee Directors’ Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s proxy statement dated April 5, 2005)

10.2	Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Harry F. Cougher

10.3	Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Mitchell J. Krebs

10.4	Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Donald J. Birak

10.5	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
(Registrant)

Dated August 12, 2005	/s/ Dennis E. Wheeler DENNIS E. WHEELER Chairman, President and Chief Executive Officer
Dated August 12, 2005	/s/ James A. Sabala JAMES A. SABALA Executive Vice President and Chief Financial Officer