Form 10-Q
period 2005-09-30
COEUR D ALENE MINES CORP
filed 2005-11-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). YES          NO    X

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 249,860,704 shares were issued and outstanding as of November 1, 2005.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets -- Unaudited	3
	September 30, 2005 and December 31, 2004
	Consolidated Statements of Operations and
	Comprehensive Income (Loss) -- Unaudited	5
	Three and Nine Months Ended September 30, 2005
	and 2004
	Consolidated Statements of Cash Flows -- Unaudited	6
	Three and Nine Months Ended September 30, 2005
	and 2004
	Notes to Consolidated Financial Statements -- Unaudited	7
Item 2.	Management’s Discussion and Analysis of	24
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	49
Item 4.	Controls and Procedures	50
PART II.	Other Information
Item 6.	Exhibits	50
Signatures

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$216,062	$273,079
Short-term investments	41,418	48,993
Receivables	23,575	10,634
Ore on leach pad	13,902	15,046
Metal and other inventory	17,681	17,639
Deferred tax assets	1,330	2,592
Prepaid expenses and other	4,476	3,727

	318,444	371,710
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	98,260	85,070
Less accumulated depreciation	(57,537)	(54,154)

	40,723	30,916
MINING PROPERTIES
Operational mining properties	125,404	121,344
Less accumulated depletion	(107,101)	(100,079)

	18,303	21,265
Mineral interests	71,722	20,125
Non-producing and development properties	45,499	26,071

	135,524	67,461
OTHER ASSETS
Non-current ore on leach pad	39,870	28,740
Restricted cash and cash equivalents	17,116	10,847
Debt issuance costs, net	5,530	5,757
Deferred tax assets	3,128	1,811
Other	9,110	8,535

	74,754	55,690

TOTAL ASSETS	$569,445	$525,777

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(In Thousands)
CURRENT LIABILITIES
Accounts payable	$11,740	$8,389
Accrued liabilities and other	7,777	5,306
Accrued interest payable	469	1,035
Accrued salaries and wages	6,020	6,379
Current portion of remediation costs	460	1,041

	26,466	22,150
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,848	23,670
Other long-term liabilities	7,744	6,503

	212,592	210,173
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued 250,883,651 and 241,028,303 shares in 2005 and
2004 (1,059,211 shares held in treasury)	250,884	241,028
Additional paid-in capital	656,650	629,809
Accumulated deficit	(561,927)	(561,908)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,030)	(2,285)

	330,387	293,454

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$569,445	$525,777

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands, except per share data)
REVENUES
Sales of metal	$42,047	$30,211	$115,454	$86,242
Interest and other	2,052	1,056	5,350	1,142

Total revenues	44,099	31,267	120,804	87,384
COSTS AND EXPENSES
Production	27,591	19,014	71,569	52,328
Depreciation and depletion	4,838	4,862	14,372	14,481
Administrative and general	4,233	3,553	14,611	11,194
Exploration	2,887	2,983	9,350	7,003
Pre-development	--	3,117	6,052	8,768
Interest	737	662	1,869	2,257
Litigation settlement	--	--	1,600	--
Other holding costs	79	262	586	1,606
Merger expenses	--	14,894	--	14,894

Total costs and expenses	40,365	49,347	120,009	112,531

INCOME (LOSS) FROM OPERATIONS
BEFORE TAXES	3,734	(18,080)	795	(25,147)
Income tax provision	(281)	--	(813)	--

NET INCOME (LOSS)	3,453	(18,080)	(18)	(25,147)
Other comprehensive income (loss)	134	333	255	(526)

COMPREHENSIVE INCOME (LOSS)	$3,587	$(17,747)	$237	$(25,673)

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE:
Net income (loss)	$0.01	$(0.08)	$0.00	$(0.12)

Weighted average number of shares of common stock
outstanding
Basic	241,683	213,261	240,572	213,217

Diluted	242,477	213,261	240,572	213,217

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,453	$(18,080)	$(18)	$(25,147)
Add (deduct) non-cash items:
Depreciation and depletion	4,838	4,862	14,372	14,481
Deferred taxes	(175)	--	(55)	--
Unrealized (gain) loss on embedded derivative	(646)	(1,395)	(725)	362
Amortization of restricted stock compensation	313	321	887	994
Amortization of debt issuance costs	76	76	227	332
Amortization of premium and/or discounts	115	370	702	1,197
Other charges	155	(76)	423	38
Changes in Operating Assets and Liabilities:
Receivables	(774)	3,277	(12,907)	1,211
Prepaid expenses and other	(371)	(74)	(1,093)	(388)
Inventories	(1,063)	(7,406)	(10,028)	(16,954)
Accounts payable and accrued liabilities	(2,054)	11,175	440	9,812

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,867	(6,950)	(7,775)	(14,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,320)	(2,732)	(85,154)	(5,858)
Purchases of short-term investments	(11,502)	(1,107)	(34,419)	(59,950)
Proceeds from sales of short-term investments	13,019	10,521	35,207	23,232
Other	(19)	41	95	278

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(56,822)	6,723	(84,271)	(42,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(147)	--	(208)	(9,561)
Retirement of building loan	--	--	--	(1,200)
Proceeds from issuance of subordinated notes	--	--	--	180,000
Debt issuance costs	--	--	--	(6,089)
Proceeds from issuance of common stock (net)	35,949	--	35,397	--
Bank Borrowings on working capital facility	--	--	--	6,056
Payments to Bank on working capital facility	--	--	--	(8,423)
Common stock repurchased	--	--	--	(793)
Other	(65)	1,424	(160)	9

CASH PROVIDED BY FINANCING ACTIVITIES:	35,737	1,424	35,029	159,999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,218)	1,197	(57,017)	103,639
Cash and cash equivalents at beginning of period	233,280	164,859	273,079	62,417

Cash and cash equivalents at end of period	$216,062	$166,056	$216,062	$166,056

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia and Empressa Minera Manquiri S.A. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has greater than 20% ownership interest accounted for using the cost method.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. For the third quarter of 2005 and 2004, third party smelting and refining costs amounted to $2.8 million and $1.5 million, respectively. For the nine months ended September 30, 2005 and 2004, third party smelting and refining costs amounted to $9.0 million and $7.9 million, respectively, and are recorded as a reduction of revenue.

        At September 30, 2005, the Company had outstanding provisionally priced sales of $39.8 million, consisting of 3.5 million ounces of silver, 31,303 ounces of gold and 636,602 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $35,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $31,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,400. At September 30, 2004, the Company had outstanding provisionally priced sales of $17.0 million consisting of 1.9 million ounces of silver, 10,067 ounces of gold and 796,487 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $19,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $10,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $8,000.

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

        The Company reported ore on the leach pads of $53.8 million as of September 30, 2005. Of this amount, $13.9 million is reported as a current asset and $39.9 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2005 and December 31, 2004, the Company held certificates of deposit and cash restricted under these agreements of $17.1 million and $10.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: The Rochester mine is the only mine that has previously capitalized deferred stripping costs. Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine waste-to-ore ratio for each mine, calculated as the ratio of total waste tons to be moved to total proven and probable reserve tons to be moved, which results in the deferral and recognition of the costs of waste removal activities over the life of the mine as silver is produced. These costs are capitalized in periods when the life of mine ratio is below the current mining waste-to-ore ratio, and amortized during periods where the life of mine waste-to-ore ratio is above the current waste-to-ore ratio. The life of mine waste-to-ore ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 and was based on the estimated average waste-to-ore ratio for the life of the mine, compared to the then current ratio of 2.2 to 1. At present the remaining life of mine plan estimates the future waste-to-ore ratio as 0.65 to 1, and the remaining costs will be amortized over the remaining life of the mine. At September 30, 2005 and December 31, 2004 the carrying amount of the deferred stripping costs were $0.5 million and $0.9 million, respectively, and are included in other assets in the accompanying balance sheet and amortized amounts are reported in the statement of operations as depletion and depreciation. Deferred stripping costs are evaluated for loss in value under the Company’s asset impairment review as facts and circumstances warrant. No additional deferred stripping costs were capitalized during the periods presented. Based on current reserves and current production levels complete amortization should occur in less than three years commensurate with the Company’s remaining mine life at the Rochester mine to end mid-2007. Amounts that were amortized and therefore increased the Company’s reported production costs as compared to actual production costs for the three and nine months ended September 30, 2005 were $0.1 million and $0.3 million, respectively, and the amounts that were amortized for the three and nine months ended September 30, 2004 were $0.1 million and $0.3 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common shareholders as
reported	$3,453	$(18,080)	$(18)	$(25,147)
Add stock-based employee compensation expense included
in reported net income (loss)	$313	$321	$887	$994
Deduct total stock based employee compensation expense
determined under fair value method for all awards	$(434)	$(417)	$(1,421)	$(1,474)

Pro forma net income (loss)	$3,332	$(18,176)	$(552)	$(25,627)

Basic and diluted net income (loss) per share as reported	$0.01	$(0.08)	$0.00	$(0.12)
Basic and diluted pro forma net income (loss) per share	$0.01	$(0.09)	$0.00	$(0.12)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.23% and 4.15% for the quarters ended September 30, 2005 and 2004, respectively; expected option life of 2-10 years for officers and directors; expected volatility of 73.16% and 94.05% for the quarters ended September 30, 2005 and 2004, respectively, and no expected dividends.

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

        Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that results from transactions and events other than those with stockholders. Items of comprehensive income (loss) include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized gain (loss) on marketable
securities	$63	$127	$221	$(288)
Changes in fair value of cashflow hedges, net
of settlement	71	206	34	(238)

Other comprehensive income (loss)	$134	$333	$255	$(526)

        Net Income/(Loss) Per Share: The Company follows SFAS 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing the net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options outstanding in the three and nine months ended September 30, 2005 is as follows:

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) available to
common shareholders	$3,453			$(18)
Basic EPS
Net income (loss) available
to common stockholders	3,453	241,683	$0.01	$(18)	240,572	$0.00

Effect of Dilutive Securities
Options	--	794		--	--

Diluted EPS
Net income (loss) available
to common stockholders	$3,453	242,477	$0.01	$(18)	240,572	$0.00

During the three and nine months ended September 30, 2004, the effect of potentially diluted stock options outstanding were antidilutive.

For the three months ended September 30, 2005, options to purchase 886,455 shares of common stock at prices between $3.92 to $17.94 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options which expire between 2006 to 2015 were still outstanding at September 30, 2005.

        Detail of potentially dilutive shares excluded from earnings per share calculation due to antidilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Options	--	1,810	2,271	1,810
1.25% Debentures Convertible at $7.60	23,684	23,684	23,684	23,684

Total potentially dilutive shares	23,684	25,494	25,955	25,494

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

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

        During 2004, a committee of the Emerging Issues Task Force (“EITF”) began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating the impact of the EITF consensus on the Company’s financial position and results of operations and expects to adopt the consensus in the first quarter of 2006.

NOTE C- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	September 30, 2005	December 31, 2004
Concentrate and dorè inventory	$10,841	$11,876
Supplies	6,840	5,763

Metal and other inventory	$17,681	$17,639

NOTE D- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2008 through 2025 while the foreign country net operating losses have an indefinite carryforward period.

        For the three months ended September 30, 2005, the Company reported an income tax provision of approximately $0.3 million. The income tax provision is comprised of a $0.8 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $0.4 million deferred tax benefit arising from a release of valuation allowance due to the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd., a $0.6 million benefit for the release of valuation allowance associated with the expected utilization of past net operating losses and other deductible temporary differences in Argentina and Australia and offset by $0.7 million in current taxes payable in Argentina and Australia. The Company reported a current $0.2 million domestic tax benefit from a net operating loss carryback and did not report and any domestic deferred tax provision, as management determined that it is more likely than not that the net deferred taxes would not be utilized.

        For the nine months ended September 30, 2005, the Company recorded an income tax provision of approximately $0.8 million. The tax provision is comprised of $2.9 million deferred tax provision, based upon actual earnings for the nine months ended September 30, 2005, reduced by $1.7 million deferred tax benefit arising from a release of valuation allowance due to increased proven and probable reserves and revised projected future taxable income at the Cerro Bayo mine, and $1.2 million benefit for the release of valuation allowance associated with the expected utilization of past net operating losses and other deductible temporary differences in Argentina and Australia and offset by a net $0.8 million in current taxes payable in Argentina, Australia and the United States. As of September 30, 2005, the net foreign deferred tax asset is approximately $4.4 million ($1.3 million current and $3.1 million long term).

        The income tax provision for the first nine months of 2005 and 2004 varies from the statutory rate primarily because of foreign operations and management determination that it is more likely than not that a portion of the net deferred tax assets would not be utilized.

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

NOTE F- SEGMENT REPORTING

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of North America Operations and the President of the South America Operations.

        During the third quarter, the Company reassessed its reportable segments and as a result has expanded its segment disclosures to include the Broken Hill mine and the Kensington project. The operating segments are managed separately because each segment represents a distinct use of Company resources and contribution to the Company’s cash flows in its respective geographic area. The Company’s reportable operating segments are the Rochester, Coeur Silver Valley (Galena), Cerro Bayo, Martha, San Bartolome, Kensington, and CDE Australia (Endeavor and Broken Hill) mining properties. The Company’s exploration programs are included as other. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of precious metal concentrates and/or refined precious metals. The Coeur Silver Valley and Cerro Bayo/Martha mines sell precious metal concentrates, typically under long term contracts to smelters located in Canada (Noranda Inc. and Teck Cominco Metals Ltd.), Japan (Sumitomo Ltd. and DOWA Mining Company) and Mexico (Penoles). Refined gold and silver produced by the Rochester mine is primarily sold on a spot basis to precious metal trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Zinifex, an Australian smelter.

        Intersegment revenues consist of precious metal sales to the Company’s metals marketing division and are transferred at the market value of the respective metal on the date of the transfer. The other segment includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. Revenues in the other segment are generated principally from interest received from the Company’s cash and investments that are not allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company evaluates performance and allocates resources based on each segment’s profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items (“Segment Profit (loss)”).

Segment Reporting (In Thousands)
	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
Three Months Ended September 30, 2005
Total net sales and revenues	$16,957	$3,320	$16,236	$3,655	$1,912	$538	$(31)	$--	$1,512	$44,099
Depreciation and depletion	2,492	494	1,109	223	274	160	--	--	86	4,838
Interest income	--	--	30	--	--	--	--	--	2,387	2,417
Interest expense	--	--	3	--	--	--	--	--	734	737
Income tax (benefit) expense	--	--	410	(12)	--	--	--	--	(117)	281
Segment Profit (loss)	4,915	(776)	6,000	167	1,715	385	(31)	(263)	(2,803)	9,309
Segment assets (A)	83,817	12,765	33,790	5,615	15,538	36,974	29,980	47,511	9,760	275,750
Capital expenditures for property	113	1,016	682	468	25	36,472	2,465	17,032	47	58,320

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
Three Months Ended September 30, 2004
Total net sales and revenues	$14,037	$4,904	$9,864	$1,524	$--	$--	$1	$--	$937	$31,267
Depreciation and depletion	2,728	476	1,258	308	--	--	1	13	78	4,862
Interest income	--	--	4	--	--	--	--	--	926	930
Interest expense	--	--	50	--	--	--	--	--	612	662
Income tax (benefit) expense	--	--	--	--	--	--	--	--	--	--
Merger expenses	--	--	--	--	--	--	--	--	14,894	14,894
Segment Profit (loss)	6,201	691	3,932	(1,385)	--	--	(1,094)	(2,374)	(3,634)	2,337
Segment assets (A)	75,234	11,036	26,802	3,346	--	--	20,251	25,862	6,109	168,640
Capital expenditures for property	1,038	712	777	74	--	--	--	44	87	2,732

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
Nine Months Ended September 30, 2005
Total net sales and revenues	$44,173	$12,266	$47,268	$9,370	$1,583	$538	$(37)	$--	$5,643	120,804
Depreciation and depletion	8,061	1,507	3,431	613	346	160	--	35	219	14,372
Interest income	--	--	75	--	--	--	--	--	6,471	6,546
Interest expense	--	--	3	--	--	--	--	--	1,866	1,869
Litigation settlement	--	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit) expense	--	--	1,182	(290)	--	--	--	--	(79)	813
Segment Profit (loss)	15,286	(1,296)	19,347	520	1,371	385	(120)	(6,822)	(10,035)	18,636
Segment assets (A)	83,817	12,765	33,790	5,615	15,538	36,974	29,980	47,511	9,760	275,750
Capital expenditures for property	1,082	2,462	2,114	1,468	15,125	36,472	8,034	18,031	366	85,154

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
Nine Months Ended September 30, 2004
Total net sales and revenues	$41,263	$17,445	$23,274	$4,004	$--	$--	$--	$--	$1,398	$87,384
Depreciation and depletion	7,459	1,430	4,241	1,102	--	--	4	36	209	14,481
Interest income	--	--	4	--	--	--	--	--	2,308	2,312
Interest expense	1	--	123	--	--	--	--	--	2,133	2,257
Loss on forward sales contracts	--	--	--	--	--	--	--	--	936	936
Merger expenses	--	--	--	--	--	--	--	--	14,894	14,894
Segment Profit (loss)	17,590	2,680	8,332	(1,958)	--	--	(4,004)	(5,115)	(10,104)	7,421
Segment assets (A)	75,234	11,036	26,802	3,346	--	--	20,251	25,862	6,109	168,640
Capital expenditures for property	1,616	1,537	1,691	408	--	--	--	74	532	5,858

Notes: (A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

The following reconciles total segment’s profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items to net income (loss) before income taxes as presented in the consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (Loss)
Total segment profit (loss)	$9,309	$2,337	$18,636	$7,421
Depreciation, depletion and amortization expense	(4,838)	(4,862)	(14,372)	(14,481)
Interest expense	(737)	(662)	(1,869)	(2,257)
Litigation Settlement & Other	--	(14,893)	(1,600)	(15,830)

Income (loss) before income taxes	$3,734	$(18,080)	$795	$(25,147)

	September 30,
	2005	2004
Assets
Total assets for reportable segments	$275,750	$168,640
Cash and cash equivalents	216,062	166,056
Short-term investments	41,418	52,335
Other assets	36,215	25,348

Total consolidated assets	$569,445	$412,379

Geographic Information (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues(a)	2005	2004	2005	2004
United States	$22,511	$19,909	$62,834	$60,126
Australia	1,824	--	1,495	--
Chile	16,128	9,832	47,156	23,252
Argentina	3,655	1,524	9,370	4,004
Bolivia	(31)	--	(37)	--
Other Foreign Countries	12	2	(14)	2

Consolidated Total	$44,099	$31,267	120,804	$87,384

	September 30,
Long-Lived Assets	2005	2004
United States	$77,100	$61,049
Australia	51,091	--
Chile	16,581	13,541
Argentina	1,919	1,585
Bolivia	29,362	20,155
Other Foreign Countries	194	144

Consolidated Total	$176,247	$96,474

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

        The following is a description of the changes to the Company’s asset retirement obligations from January 1 to September 30, 2005:

(in thousands)
Asset Retirement Obligation - January 1, 2005	$23,436
Accretion	1,313
Additions	--
Settlements	(445)

Asset Retirement Obligation - September 30, 2005	$24,304

NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        For the first nine months of 2005, the Company recorded a realized gain of approximately $15,007 in connection with its foreign currency hedging program.

        The Company no longer has forward sales in its gold price protection program. In the first quarter of 2004, the Company closed out all of its forward sales positions and recorded a loss of $0.9 million.

        The following table summarizes the information at September 30, 2005 associated with the Company’s financial and derivative financial instruments that are sensitive to changes in interest rates, commodity prices and foreign exchange rates. For long-term debt obligations, the table presents principal cash flows and related average interest rates. For foreign currency exchange contracts, the table presents the notional amount in Chilean Pesos to be purchased along with the average foreign exchange rate.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 9/30/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$148,104
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$600	--	--	--	--	--	$600	$34
Exchange Rate	574	--	--	--	--	--
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

NOTE I- DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

	Nine Months Ended September 30,
Components of Net Period Benefit Cost: (In thousands)	Defined Benefit Plan		Post-Retirement Medical Plan
	2005	2004	2005	2004
Service cost	$258	$259	$6	$13
Interest cost	333	282	15	87
Expected return on plan assets	(196)	(159)	--	--
Amortization of prior service cost	45	42	(94)	--
Amortization of the net (gain) loss	212	202	(279)	--

Net periodic benefit cost	$652	$626	$(352)	$100

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $0.7 million to its pension plans in 2005. For the nine months ended September 30, 2005 and 2004, $0.5 million and $0.5 million, respectively, of contributions have been made.

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to net income (loss) in the third quarter of 2005 and 2004 were $0.3 million and $0.2 million, respectively, and plan expenses charged to net income (loss) for the nine months ended September 30, 2005 and 2004 were $0.8 million and $0.7 million, respectively, which is based on a percentage of salary of qualified employees.

401(k) Plan

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution or up to 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations in the third quarter of 2005 and 2004 were $0.1 million and $0.1 million, respectively, and total plan expenses charged to operations for the nine months ended September 30, 2005 and 2004 were $0.4 million and $0.4 million, respectively.

NOTE J – 2005 NON-EMPLOYEE DIRECTORS’ EQUITY INCENTIVE PLAN

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance. As of September 30, 2005, 35,996 shares were issued in lieu of $0.1 million of foregone Directors’ fees.

NOTE K- COMMITMENTS AND CONTINGENCIES

Significant Customers

        The Company markets its metals products and concentrates primarily to two bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 38.4% and 47.9% of total metals sales in the first nine months of 2005 and 2004, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of liquidity of the product and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada, Japan, Mexico and Australia. Sales of metals concentrates to third party smelters amounted to approximately 61.6% and 52.1% of metals sales in the first nine months of 2005 and 2004, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on its operating properties, up to a maximum of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation expires after 15 years commencing five years after May 14, 2001. The Company recorded $4.2 million of expenses, which included $3.9 million of settlement payments, in the fourth quarter of 2000 in connection with the settlement and $0.3 million in legal fees.

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

Suit By Credit Suisse First Boston

        On December 2, 2003, suit was filed by Credit Suisse First Boston against the Company in the United States District Court for the Southern District of New York (Docket No. 03 Civ 9547). The plaintiff alleged that the Company breached a contract between the parties providing for services to be furnished by the plaintiff to the defendant. Plaintiff alleged that it was entitled to damages in the amount of $2.4 million attributed to the breach. On April 6, 2005, the Company agreed to settle the suit for $1.6 million which was accrued in the first quarter of 2005 and paid in the second quarter of 2005.

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

District Court of Alaska Wrongful Death Action

        On July 11, 2005, an action was filed in the United States District Court for the District of Alaska at Juneau by Chelsea Walker Fink on behalf of Joseph Kollander, a minor child, and Thomas J. Kollander, Jr., plaintiffs against defendants Echo Bay Exploration, Inc., Coeur d’Alene Mines Corporation and Coeur Alaska, Inc. alleging wrongful death and negligence relating to a mine accident occurring in 1990 at the Kensington mine. Coeur Alaska was engaged in a joint venture agreement with Echo Bay Exploration at the time of the incident at issue when Echo Bay was the operator of the facility. The insurer for the Company is defending the action under a reservation of rights.  The complaint does not specify damages sought by the plaintiff; however, management believes this will not result in a material adverse financial impact to the Company, and believes that the matter is covered by insurance.

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Corps of Engineers and the U.S. Forest Service seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the U.S. Forest Service’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps.

        On September 29, 2005, Coeur Alaska, Inc. filed its Answer to Complaint and Motion to Intervene as a Defendant-Intervenor in the action. That motion is pending with the court. Once the Company has been granted Defendant-Intervenor status, it will join the agencies in their defense of the permits as issued. On October 12, 2005, the State of Alaska and Goldbelt, Inc, a local native corporation, additionally joined in filing their respective Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. On November 8, 2005, the U.S. Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. While the Company does not know the potential outcome of this filing, or the potential impact it may have on the project, it believes the U.S. Corps of Engineers followed appropriate procedures and made a correct decision in issuing the permit.

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

        Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.1 million. Payment is expected to take place in late 2005 or early 2006. In addition to these upfront payments, Coeur will pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds the twenty-year average price of $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

NOTE N – BROKEN HILL TRANSACTION

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the Agreement, the transaction is capped at approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition, CDE Australia will pay PBH an operating cost contribution of approximately US$2.00 for each ounce of payable silver under the terms of the Agreement and PBH may earn up to an additional US$6.0 million of consideration by meeting certain silver production thresholds over the next eight years.

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

        The average prices of silver (Handy & Harman) and gold (London Final) for the first nine months of 2005 were $7.09 and $431 per ounce, respectively. The market prices of silver and gold on November 1, 2005 were $7.47 per ounce and $459.50 per ounce, respectively.

        The mines operated by the Company, or in which it has an interest, are the Rochester mine in Nevada, the Galena mine in the Coeur d’Alene Mining District of Idaho, the Cerro Bayo mine in Chile, the Martha mine in Argentina and the Endeavor and Broken Hill mines in Australia.

Operating Highlights and Statistics

South American Operations

        At the Cerro Bayo mine in Southern Chile, total cash costs per ounce of silver in the third quarter of 2005 were $0.37 per ounce compared to $1.63 per ounce in the third quarter of 2004. The decrease in cash costs per ounce is primarily due to the increased gold production which resulted in an increase in the by-product credit for the third quarter of 2005 as compared to the same period in 2004. Silver production was 742,825 ounces and gold production was 16,744 ounces in the third quarter of 2005 compared to 606,069 ounces of silver and 14,482 ounces of gold in the third quarter of 2004. The increase in production is due to higher silver and gold ore grades compared to the same period in 2004.

        Total cash costs per ounce for the first nine months of 2005 amounted to $0.33 compared to $2.31 during the same period in 2004. The higher gold production and lower cash costs per ounce were due to an increase in the gold ore grade mined and an increase in the by-product credit as compared with the same period of 2004. For the nine months ended September 30, 2005, silver production was 2,093,964 ounces and gold production was 46,711 ounces compared to 1,978,764 ounces of silver and 35,721 ounces of gold for the same period of 2004.

        At the Martha Mine in Southern Argentina, total cash costs per ounce in the third quarter of 2005 were $4.24 per ounce compared to $5.38 per ounce in 2004. The decreased cash cost per ounce was primarily due to the transition from contract mining to owner mining during the third quarter of 2005 and higher silver production. Silver production was 569,873 ounces in the third quarter of 2005 compared to 317,720 ounces in the third quarter of 2004. The increase in silver production was due to an increase in silver grade.

        For the nine months ended September 30, 2005, silver production was 1,555,054 ounces compared to 1,216,117 ounces in the same period last year. Total cash costs per ounce in the nine-month period were $4.52 per ounce in 2005 compared to $3.79 per ounce in 2004. The increased silver production and the increase in cash costs per ounce were primarily due to the transition from contract mining to owner mining which resulted in some duplication of costs during the first nine months of 2005.

North American Operations

        At the Rochester mine, silver production was 1,708,950 ounces and gold production was 21,436 ounces during the third quarter of 2005 compared to 1,324,127 ounces of silver and 17,432 ounces of gold in the third quarter of the prior year. Total cash costs per ounce decreased 14% to $3.64 in the third quarter of 2005 from $4.23 in the third quarter of 2004. The decrease in cash costs per ounce is primarily due to increased silver and gold production during its third quarter of 2005.

        Silver production for the nine months ended September 30, 2005 was 4,053,531 ounces compared to 3,951,428 ounces for the nine months ended September 30, 2004 and gold production increased to 49,840 ounces from 44,912 ounces. Total cash costs per ounce for the nine months ended September 30, 2005 increased by 16% to $5.56 compared to $4.78 for the same period of 2004. This increase in cash cost per ounce is attributable to higher equipment maintenance and diesel fuel costs.

        At Coeur Silver Valley (Galena Mine), silver production in the third quarter of 2005 decreased 41% to 459,805 from 785,296 ounces produced in the third quarter of 2004. Total cash costs per ounce in the third quarter of 2005 increased to $8.39 from $6.16 per ounce in the third quarter of the prior year. The production shortfall is primarily due to the loss of production from the 2400 Upper Silver Vein and the lower 72 Vein while these areas are under redevelopment, as well as ore grade dilution from development activities currently occurring on the 3400 and 4000 level 215 Vein systems.

        Silver production for the nine months ended September 30, 2005 was 1,729,801 ounces compared to 2,647,240 ounces for the nine months ended September 30, 2004. The decrease in silver production is primarily due to lower then expected ore grades from the lower 72 Vein area and the shorter than expected strike length of the 2400 Upper Silver Vein which has necessitated the redevelopment of these areas to reach higher ore grade horizons in the ore block. In addition, poor ground conditions have delayed the development and mining of the 117 Vein. Cash costs per ounce for the nine months ended September 30, 2005 increased 43% to $7.60 per ounce compared to $5.30 for the nine months ended September 300, 2004. The increase in cash costs per ounce is due to decreased silver production related to a decrease in tons milled and lower silver ore grades.

Australia Operations

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. (“CBH”) for $38.5 million. Coeur’s share of the silver production from the Endeavor mine in the third quarter of 2005 was 220,613 ounces at a cash cost of $1.95 per ounce. Coeur’s share of total silver production for the nine months ended September 30, 2005 amounted to 279,078 ounces at a cash cost of $1.94 per ounce.

        On October 24, 2005, CBH announced that mining operations at the Endeavor mine have been suspended below the four haulage level following an uncontrolled fall of waste ground into the mine’s 6Z2 crown pillar stope. A detailed risk assessment is now underway by CBH who announced that they expect reduced production over the next two quarters.

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. Coeur’s share of the silver production from the Broken Hill mine in the third quarter of 2005 was 83,010 ounces at a cash cost of $2.69 per ounce.

Operating Statistics

        The following table sets forth the amounts of silver and gold produced by the following mining properties and the cash and full costs of such production during the three- and nine-month periods ended September 30, 2005 and 2004. The Rochester, Galena, Cerro Bayo and Martha mines are wholly-owned by the Company. The Company has a contractual interest in the Endeavor and Broken Hill mine silver reserves and production.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
ROCHESTER MINE
Silver ozs.	1,708,950	1,324,127	4,053,531	3,951,428
Gold ozs	21,436	17,432	49,840	44,912
Cash costs per oz./silver	$3.64	$4.23	$5.56	$4.78
Full costs per oz./silver	$5.07	$6.22	$7.49	$6.59
GALENA MINE
Silver ozs.	459,805	785,296	1,729,801	2,647,240
Gold ozs.	60	77	205	267
Cash costs per oz./silver	$8.39	$6.16	$7.60	$5.30
Full costs per oz./silver	$9.47	$6.77	$8.47	$5.84
CERRO BAYO (A)
Silver ozs.	742,825	606,069	2,093,964	1,978,764
Gold ozs.	16,744	14,482	46,711	35,721
Cash costs per oz./silver	$0.37	$1.63	$0.33	$2.31
Full costs per oz./silver	$1.86	$3.70	$1.97	$4.45
MARTHA MINE (A)
Silver ozs.	569,873	317,720	1,555,054	1,216,117
Gold ozs.	726	403	1,933	1,644
Cash costs per oz./silver	$4.24	$5.38	$4.52	$3.79
Full costs per oz./silver	$4.62	$6.34	$4.91	$4.68
ENDEAVOR MINE (B)
Silver ozs.	220,613	--	279,078	--
Cash costs per oz./silver	$1.95	--	$1.94	--
Full costs per oz./silver	$3.19	--	$3.18	--
BROKEN HILL MINE (C)
Silver ozs.	83,010	--	83,010	--
Cash costs per oz./silver	$2.69	--	$2.69	--
Full costs per oz./silver	$4.62	--	$4.62	--
CONSOLIDATED PRODUCTION TOTALS
Silver ozs.	3,785,076	3,033,212	9,794,438	9,793,549
Gold ozs.	38,966	32,394	98,689	82,544
Cash costs per oz./silver	$3.54	$4.33	$4.51	$4.30
Full costs per oz./silver	$4.78	$5.88	$5.92	$5.72
CONSOLIDATED SALES TOTALS
Silver ozs. sold	3,614,629	2,810,653	10,454,763	9,405,311
Gold ozs. sold	38,303	26,406	107,516	74,268
Realized price per silver oz.	$7.26	$6.74	$7.12	$6.67
Realized price per gold oz.	$452	$406	$436	$399

(A)	Beginning in the first quarter of 2005, the Company segregated operating statistics to conform to current year presentation.
(B)	On May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. (“CBH”), for $38.5 million. Production totals represent Coeur’s share of the silver production in the three and nine months ended September 30, 2005.

(C)	On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. Coeur’s share of the silver from September 8, 2005 to September 30, 2005 was 83,010 ounces at a cash cost of $2.69 per ounce, representing Coeur’s agreed upon operating cost contribution including smelting and refining charges.

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below:

The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three Months Ended September 30, 2005
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,708,950	459,805	742,825	569,873	220,613	83,010	3,785,076
Cash Costs per ounce	$3.64	$8.39	$0.37	$4.24	$1.95	$2.69	$3.54

Total Cash Costs (thousands)	$6,217	$3,859	$273	$2,415	$430	$223	$13,417
Add/(Subtract):
Third Party Smelting Costs	(281)	(745)	(1,126)	(336)	(234)	(70)	(2,792)
By-Product Credit	9,476	596	7,350	320	--	--	17,742
Deferred Stripping and other
adjustments	(54)	--	10	174	--	--	130
Change in Inventory	(3,326)	3	2,005	410	2	--	(906)

Production Costs	$12,032	$3,713	$8,512	$2,983	$198	$153	$27,591

Three Months Ended September 30, 2004
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,324,127	785,296	606,069	317,720	--	--	3,033,212
Cash Costs per ounce	$4.23	$6.16	$1.63	$5.38	--	--	$4.33

Total Cash Costs (thousands)	$5,602	$4,840	$988	$1,711	--	--	$13,141
Add/(Subtract):
Third Party Smelting Costs	(234)	(1,238)	(974)	(169)	--	--	(2,615)
By-Product Credit	7,007	846	5,809	162	--	--	13,824
Deferred Stripping and other
adjustments	(100)	--	48	(40)	--	--	(92)
Change in Inventory	(4,439)	(584)	(451)	230	--	--	(5,244)

Production Costs	$7,836	$3,864	$5,420	$1,894			$19,014

Nine Months Ended September 30, 2005
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	4,053,531	1,729,801	2,093,964	1,555,054	279,078	83,010	9,794,438
Cash Costs per ounce	$5.56	$7.60	$0.33	$4.52	$1.94	$2.69	$4.51

Total Cash Costs (thousands)	$22,536	$13,149	$691	$7,030	$541	$223	$44,170
Add/(Subtract):
Third Party Smelting Costs	(687)	(2,877)	(3,152)	(903)	(292)	(70)	(7,981)
By-Product Credit	21,637	2,224	20,150	834	--	--	44,845
Deferred Stripping and other
adjustments	(256)	--	--	--	--	--	(256)
Change in Inventory	(14,499)	(321)	5,271	376	(36)	--	(9,209)

Production Costs	$28,731	$12,175	$22,960	$7,337	$213	$153	$71,569

Nine Months Ended September 30, 2004
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	3,951,428	2,647,240	1,978,764	1,216,117	--	--	9,793,549
Cash Costs per ounce	$4.78	$5.30	$2.14	$3.79	--	--	$4.30

Total Cash Costs (thousands)	$18,900	$14,039	$4,566	$4,605	--	--	$42,110
Add/(Subtract):
Third Party Smelting Costs	(655)	(3,919)	(3,432)	(655)	--	--	(8,661)
By-Product Credit	17,969	2,559	14,319	658	--	--	35,505
Deferred Stripping and other
adjustments	(302)	--	38	(94)	--	--	(358)
Change in Inventory	(12,239)	315	(3,971)	(373)	--	--	(16,268)

Production Costs	$23,673	$12,994	$11,520	$4,141			$52,328

Exploration and Development Projects

Exploration Projects:

        The Company conducted exploration at all of its properties in the third quarter of 2005. The majority of this activity was focused at the Cerro Bayo, Martha and Galena operating properties and the Kensington development-stage property.

        Exploration at Cerro Bayo during the third quarter of 2005 consisted of reserve development/delineation drilling and drilling to discover new mineralization. Approximately 18,200 meters (59,700 feet) were drilled in the two programs in the quarter with approximately 60% of the total drilled footage being devoted to the discovery of new mineralization. Most notable of this effort was the discovery of the Marcella Sur vein which lies approximately 1,000 meters to the west of the current mining area and reserves. Over 3,400 meters (11,100 feet) were drilled on this new discovery which lies under approximately 70 meters (230 feet) of barren gravel and fine-grained unconsolidated sediments. Drilling to date has defined a strike length of mineralization approximately 650 meters (2,100 feet) long (north to south) and 70 meters (230 feet) of vertical height. Drilling will continue in the new Marcella Sur vein and other targets for the remainder of the year.

        At Martha, exploration was largely devoted to discovery of new mineralization. Over 7,500 meters (24,600 feet) were drilled in the quarter. Drilling will continue in the fourth quarter to discover new mineralization and define reserves at Martha.

        Exploration at the Galena mine, located in North Idaho, focused on discovery of new mineralization. A total of 19,700 feet of drilling was completed in the third quarter of 2005.

        Exploration commenced in the third quarter of 2005 at Kensington. Nearly 10,700 feet of drilling was conducted from underground platforms accessed from the 850 and 2,050 portals to define/delineate new reserves. The program focused on zones 41, 35 and 20 in the main Kensington area. Drilling will continue at these and other targets through the remainder of the year. Drilling to date has confirmed the existence of high-grade gold mineralization.

        In the third quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Most of the work was focused on data compilation on the Geita 2 tenement, a concession of over 103 square kilometers (25,500 acres) in size that straddles the western extension of the Geita greenstone belt. Reconnaissance work was conducted on the Company’s Bunda 1 and 2, Biharamulo and Bukombe concessions as well.

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

        During the first nine months of 2005, the Company capitalized $8.0 million in connection with construction activities at San Bartolome.

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

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. The country has scheduled a new election for late 2005 or early 2006. As a result of this political uncertainty, the Company is continuing the development of the project but has lengthened the construction period pending the outcome of the scheduled election. As a result, the previously estimated construction period of 20 months and the original projected commencement of commercial production has been impacted. The Company believes that commercial production could occur in 2007. The Company will continue to monitor the events in Bolivia and will update the expected construction period and the estimated date of commercial production as future events unfold.

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

        In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Based upon the results of the updated feasibility study, we estimate the direct capital costs of the project to be approximately $105 million, the full cost of construction including owner’s costs and contingency to be $124 million, the annual production to be 100,000 ounces of gold over an estimated initial mine life of fifteen years and the cash cost per ounce of gold produced to be approximately $251. Construction commenced during the third quarter of 2005 and is expected to take approximately 18 months. Commercial production could commence in early 2007.

        During the fourth quarter of 2004, the U.S. Forest Service issued its Record of Decision (“ROD”) for the FSEIS. An environmental group, SEACC, and a group of other community and private environmental groups, appealed the issuance of the ROD. On March 23, 2005, the US Forest Service upheld the decision to approve the FEIS. On June 28, 2005, the Company received the Environmental Protection Agency’s (“EPA”) National Pollution Discharge Elimination System (“NPDES”) Permit. In addition, the Company recently received the Army Corps of Engineers 404 Wetlands Permit, which authorizes the construction of a Lower Slate Lake tailings facility, millsite road improvements and a Slate Creek Cove dock facility. All permits have been reviewed for consistency by both the Alaska Coastal Management and Department of Governmental Coordination, which issued its final ACMP permit certification. On June 6, 2005, two environmental groups, Lynn Canal Conservation Inc. and the Sierra Club, Alaska Chapter filed an appeal of the State of Alaska 401 certification of the Corps of Engineers’ approval of the project. Both the State of Alaska and the Company responded in opposition of the appeal to the Commissioner of the Department of Environmental Conservation. The Commissioner denied a hearing which concluded the administrative appeal process. On September 12, 2005, SEACC, Sierra Club and Lynn Canal Conservation filed a lawsuit in Federal District Court in Alaska challenging the permits issued by the US Corps of Engineers and the US Forest Service and on November 8, 2005, the U.S. Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. While the Company does not know the potential outcome of this filing, or the potential impact it may have on the project, it believes the U.S. Corps of Engineers followed appropriate procedures and made a correct decision in issuing the permit.

        We believe the Kensington property package has excellent exploration potential. Not all Kensington ore zones have been fully delineated at depth or on strike and several peripheral zones and veins remain to be explored. The Company has commenced an exploration program to convert 300,000 to 400,000 ounces of gold currently reported as inferred mineral resources to indicated and measured resource and ultimately proven and probable mineral reserves, with potential to increase the life of mine gold production and to identify higher grade sections of the deposit that might be mined in the earlier years of the operation. The total inferred resource at Kensington (effective December 31, 2004) is 2.5 million tons grading 0.234 ounces per short ton. Mineral resources which are not mineral reserves do not have demonstrated economic viability. The program is expected to cost approximately $2.7 million. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A budget of $0.6 million is allocated for 2005 exploration at Jualin. The Company’s rights to use and develop the Jualin property are subject to an Amended Lease Agreement dated August 5, 2005 between Hyak Mining Company Inc. as Lessor and Coeur Alaska Inc. as Lessee which expires in August 2020.

        During the nine months ended September 30, 2005, the Company capitalized $18.0 million in connection with construction activities. The Company plans approximately $49.5 million for currently planned project expenditures during 2005.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be challenged, appealed or contested by third parties or issuing agencies or as to whether the Company will place the Kensington project into commercial production.

        Donald J. Birak, Coeur’s Senior Vice President of Exploration, is the qualified person, per Canadian National Instrument 43-101, responsible for the preparation of the scientific and technical information in this document. Mr. Birak has reviewed the available data and procedures and believes all of the information contained herein with respect to all of the projects is accurate and the reserves calculations related to such projects were conducted in a professional and competent manner.

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

        Reserve Estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable mineral reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of mineral reserves, including many factors beyond our control. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings in the deposits. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, metallurgical characteristics, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our estimates. We use mineral reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $53.8 million as of September 30, 2005. Of this amount, $13.9 million is reported as a current asset and $39.9 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.2 million	4.7 million	11,502	23,004	34,506
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.70	$1.23	$1.65	$0.34	$0.64	$0.91
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.95	$2.32	$4.48	$0.39	$0.85	$1.39

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

RESULTS OF OPERATIONS

        Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

        Sales of metal in the third quarter of 2005 were $42.0 million, an increase of $11.8 million, or 39%, compared with $30.2 million in the third quarter of 2004. The increase in sales of metal is attributable to an increase in the quantity of silver and gold sold and higher realized silver and gold prices. In the third quarter of 2005, the Company sold 3.6 million ounces of silver and 38,303 ounces of gold compared to 2.8 million ounces of silver and 26,406 ounces of gold for the same period in 2004. In the third quarter of 2005, realized silver and gold prices were $7.26 and $452 per ounce, respectively, in the third quarter of 2005 compared to $6.74 and $406 per ounce, respectively, in the comparable quarter of 2004.

        In the third quarter of 2005, the Company produced a total of 3.8 million ounces of silver and 38,966 ounces of gold, compared to 3.0 million ounces of silver and 32,394 ounces of gold in the third quarter of 2004. The increase in silver production is primarily due to increased production from the Rochester, Cerro Bayo and Martha mines, offset in part by decreased production from the Silver Valley Galena mine related to the loss of production from the 2400 Upper Silver Vein and the lower 72 Vein while these areas are under redevelopment, as well as ore grade dilution from development activities currently occurring on the 3400 and 4000 level 215 Vein systems. On May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. Coeur’s share of silver production for the third quarter of 2005 amounted to 220,613 ounces. In addition, on September 8, 2005, the Company acquired all of the silver production and reserves contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. Coeur’s share of silver production from September 8, 2005 to September 30, 2005 amounted to 83,010 ounces.

        Interest and other income in the third quarter of 2005 increased by $1.0 million compared with the third quarter of 2004. The increase was primarily due to higher levels of cash and short-term investments on hand and higher interest rates.

Costs and Expenses

        Production costs in the third quarter of 2005 increased by $8.6 million, or 45%, from the third quarter of 2004 to $27.6 million. The increase in production costs at the Company’s mine operations are due to increased costs associated with diesel, utilities, and operating materials and supplies and to the operating cost contributions associated with the newly acquired interests in the Endeavor and Broken Hill mines.

        Depreciation and depletion was $4.8 million compared to $4.9 million in the prior year’s third quarter.

        Administrative and general expenses increased by $0.7 million in the third quarter of 2005 compared to the same period in 2004 due to higher legal and accounting fees of $0.7 million primarily related to internal control over financial reporting compliance activities for 2005.

        Exploration expenses decreased by $0.1 million in the third quarter of 2005 compared to the same period in 2004.

        Pre-development expenses decreased from $3.1 million in the third quarter of 2004 to $0 in the third quarter of 2005 as a result of the San Bartolome project being classified as a development-stage property commencing with the fourth quarter of 2004 and the Kensington project being classified as a development-stage property commencing with the third quarter of 2005.

        Interest expense of $0.7 million in the third quarter of 2005 is comparable to the third quarter of 2004.

        In the third quarter of 2004, the Company incurred merger-related expenses of $14.9 million related to the termination of the tender offer to acquire all of the outstanding shares of Wheaton River Minerals which were written off in the third quarter of 2004.

Income Taxes

        For the three months ended September 30, 2005, the Company reported an income tax provision of approximately $0.3 million. The income tax benefit is comprised of a $0.8 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $0.4 million deferred tax benefit arising from a release of valuation allowance due to the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd., a $0.6 million benefit for the release of valuation allowance associated with the expected utilization of past net operating losses and other deductible temporary differences in Argentina and Australia and offset by $0.7 million in current taxes payable in Argentina and Australia. The Company reported a current $0.2 million domestic tax benefit from a net operating loss carryback and did not report and any domestic deferred tax provision, as management determined that it is more likely than not that the net deferred taxes would not be utilized.

Net Income (Loss)

        As a result of the aforementioned factors, the Company’s net income amounted to $3.5 million, or $0.01 per share, in the third quarter of 2005 compared to a net loss of $18.1 million, or $0.08 per share, in the third quarter of 2004.

        Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

        Sales of metal for the nine months ended September 30, 2005 increased by $29.2 million, or 34%, over the same period of 2004 to $115.5 million. The increase in sales of metal is attributable to an increase in the quantity of silver and gold ounces sold and higher realized silver and gold prices. In the nine months ended September 30, 2005, the Company sold 10.5 million ounces of silver and 107,516 ounces of gold compared to 9.4 million ounces of silver and 74,268 ounces of gold for the same period in 2004. Realized silver and gold prices were $7.12 and $436 per ounce, respectively, in the nine months ended September 30, 2005, compared to $6.67 and $399 in the comparable period of 2004.

        In the nine months ended September 30, 2005, the Company produced a total of 9.8 million ounces of silver and 98,689 ounces of gold, compared to 9.8 million ounces of silver and 82,544 ounces of gold in the nine months ended September 30, 2004. Lower silver production at the Silver Valley Galena mine was due to lower than expected ore grades from the lower 72 Vein area and the shorter than expected strike length of the 2400 Upper Silver Vein which has necessitated the redevelopment of these areas to reach higher ore grade horizons in the ore block. In addition, poor ground conditions have delayed the development and mining of the 117 Vein. This was offset by higher silver production from the Rochester, Cerro Bayo and Martha mines. In addition, on May 23, 2005, the Company acquired all of the silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by CBH Resources Ltd. Coeur’s share of silver production for the third quarter of 2005 from the Endeavor mine amounted to 220,613 ounces. On September 8, 2005, the Company acquired all of the silver production and reserves contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd.. Coeur’s share of silver production from September 8, 2005 to September 30, 2005 amounted to 83,010 ounces.

        Interest and other income in the nine months ended September 30, 2005 increased by $4.2 million compared with the same period of 2004. The increase was due to higher levels of cash and short-term investments on hand and higher interest rates.

Costs and Expenses

        Production costs in the nine months ended September 30, 2005 increased by $19.2 million, or 37%, from the nine months ended September 30, 2004 to $71.6 million. The increase is the result of higher diesel, utility and operating materials and supply costs at the Company’s mine operations and the Company’s operating cost contributions associated with the Company’s newly acquired interests in the Endeavor and Broken Hill mines.

Other Expenses

        Depreciation and amortization was $14.4 million in the nine months ended September 30, 2005, compared with $14.5 million in the first nine months of 2004.

        Administrative and general expenses increased by $3.4 million to $14.6 million in the nine months ended September 30, 2005, compared to the same period in 2004 due to higher outside audit services of $1.5 million primarily related to internal control over financial reporting compliance activities, higher compensation costs of $0.7 million and $1.2 million in increased other general administrative expenses.

        Exploration expenses were $9.4 million in the nine months ended September 30, 2005, compared to $7.0 million in the same period in 2004 due to increased exploration activities at the Cerro Bayo and Martha mines in South America.

        Pre-development expenses decreased by $2.7 million to $6.1 million in the first nine months of 2005, compared to $8.8 million in the same period of 2004 due to the classification of the San Bartolome and Kensington projects as development-stage properties in the fourth quarter of 2004 and the third quarter of 2005, respectively.

        Interest expense decreased by $0.4 million in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 to $1.9 million from $2.3 million due to a reduction in the interest rate on the Company’s outstanding debt as a result of the completion in the first quarter of 2004 of the Company’s debt restructuring plan.

        During the first quarter of 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston on April 6, 2005. See Note L – Litigation and Other Events.

        In the third quarter of 2004, the Company incurred merger-related expenses of $14.9 million related to the termination of the tender offer to acquire all of the outstanding shares of Wheaton River Minerals which were written off in the third quarter of 2004.

Income Taxes

        For the nine months ended September 30, 2005, the Company recorded an income tax provision of approximately $0.8 million. The tax provision is comprised of a $2.9 million deferred tax provision, based upon actual earnings for the nine months ended September 30, 2005, reduced by $1.7 million deferred tax benefit arising from a release of valuation allowance due to increased proven and probable reserves and revised projected future taxable income at the Cerro Bayo mine, and $1.2 million benefit for the release of valuation allowance due to inome taxes associated with the expected utilization of past net operating losses and other deductible temporary differences in Argentina and $1.0 million in current taxes payable in Argentina and Australia. As of September 30, 2005, the net foreign deferred tax asset is approximately $4.4 million ($1.3 million current and $3.1 million long term). The Company reported a current $0.2 million domestic tax benefit from a net operating loss carryback and did not report any domestic deferred tax provision, as management determined that it is more likely than not that the net deferred taxes would not be utilized.

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $0.0 million, or $0.00 per share, in the nine months ended September 30, 2005 compared to a net loss of $25.1 million, or $0.12 per share, in the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at September 30, 2005, decreased by $57.6 million to approximately $292.0 million compared to $349.6 million at December 31, 2004. The decrease in working capital was primarily attributed to the decrease in cash and cash equivalents and short-term investments. The ratio of current assets to current liabilities was 12 to 1 at September 30, 2005, compared to 16.8 to 1 at December 31, 2004.

        Net cash provided by operating activities during the third quarter of 2005 was $3.9 million compared to cash used by operating activities of $7.0 million during the third quarter of 2004. The increase in cash flow from operations of $10.8 million is primarily due to increased profitability and an increase in accounts payable in the third quarter of 2005. Net cash used in investing activities during the third quarter of 2005 was $56.8 million compared to net cash provided by investing activities of $6.7 million in the prior year’s comparable quarter. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures related to the construction activities at the Kensington and San Bartolome projects and the acquisition of the silver production from the Broken Hill mine. Net cash provided by financing activities increased by $34.3 million. The increase is due to the proceeds received from the issuance of common stock of $35.9 million. As a result of the above, cash and cash equivalents decreased by $17.2 million during the third quarter of 2005 compared to an increase of $1.2 million for the comparable quarter in 2004.

        Net cash used in operating activities for the nine months ended September 30, 2005 was $7.8 million compared to net cash used in operating activities of $14.1 million in the nine months ended September 30, 2004. The decrease in net cash flow used in operating activities is primarily due to higher sales of metal related to increased sales volumes and higher realized metal prices partially offset by increased receivables associated with the timing and payment of concentrate shipments. Net cash used in investing activities in the first nine months of 2005 was $84.3 million compared to net cash used in investing activities of $42.3 million in the prior year’s comparable period. The increase in cash used in investing activities primarily resulted from an increase in capital expenditures related to the construction activities at the Kensington and San Bartolome projects and the acquisition of the silver production from the Endeavor and Broken Hill mines. Net cash provided by financing activities was $35.0 million in the first nine months of 2005, compared to $160.0 million provided in the first nine months of 2004. The decrease was primarily a result of the receipt in 2004 of the $180 million of proceeds from the issuance of the 1 ¼% Convertible Senior Notes due 2024 compared to the receipt of $35.4 million proceeds from the issuance of common stock. As a result of the above, cash and cash equivalents decreased by $57.0 million in the first nine months of 2005 compared to an increase of $103.6 million for the comparable period in 2004.

Debt and Capital Resources

        At September 30, 2005, the Company had $257.5 million of cash, cash equivalents and short-term investments. Management believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months.

Issuance of Common Stock

        On September 13, 2005, the Company completed its public offering of 9,863,014 shares of common stock. The Company used the net proceeds to fund its purchase from Perilya Broken Hill Ltd. of silver contained at the Broken Hill mine in Australia.

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

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930’s through the 1940’s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any dollar amount of cleanup costs against either the Company or Callahan.

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

District Court of Alaska Wrongful Death Action

        On July 11, 2005, an action was filed in the United States District Court for the District of Alaska at Juneau by Chelsea Walker Fink on behalf of Joseph Kollander, a minor child, and Thomas J. Kollander, Jr., plaintiffs, against defendants Echo Bay Exploration, Inc., Coeur d’Alene Mines Corporation and Coeur Alaska, Inc. alleging wrongful death and negligence relating to a mine accident occurring in 1990 at the Kensington mine. Coeur Alaska was engaged in a joint venture agreement with Echo Bay Exploration at the time of the incident at issue when Echo Bay was the operator of the facility.  The insurer for the Company is defending the action under a reservation of rights.  The complaint does not specify damages sought by the plaintiff; however, management believes this will not result in a material adverse impact to the Company, and believes that the matter is covered by insurance.

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Corps of Engineers and the U.S. Forest Service seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the U.S. Forest Service’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps.

        On September 29, 2005, Coeur Alaska, Inc. filed its Answer to Complaint and Motion to Intervene as a Defendant-Intervenor in the action. That motion is pending with the court. Once the Company has been granted Defendant-Intervenor status, it will join the agencies in their defense of the permits as issued. On October 12, 2005, the State of Alaska and Goldbelt, Inc, a local native corporation, additionally joined in filing their respective Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. On November 8, 2005, the U.S. Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. While the Company does not know the potential outcome of this filing, or the potential impact it may have on the project, it believes the U.S. Corps of Engineers followed appropriate procedures and made a correct decision in issuing the permit.

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

Risks Relating to our Business

We have incurred losses in the last five full fiscal years due to several factors, including historically low gold and silver market prices, and may continue to incur losses in the future.

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

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. We have commenced construction at the San Bartolome and Kensington projects in 2005. Construction of both projects would require a total capital investment of approximately $259.0 million. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

We have not had sufficient earnings to cover fixed charges in recent years and presently expect that situation to continue.

        As a result of our net losses, our earnings have not been adequate to satisfy fixed charges (i.e., interest and that portion of rent deemed representative of interest) in each of the last five fiscal years. The amounts by which earnings were inadequate to cover fixed charges were approximately, $47.5 million in 2000, $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings were adequate to satisfy fixed charges for the nine months ended September 30, 2005 totaling $0.7 million. As of September 30, 2005, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $292.0 million at September 30, 2005. In the last five full fiscal years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $23.8 million for the year ended December 31, 2000, $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003, $18.6 in 2004 and $7.8 million in the first nine months of 2005. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market price of silver (Handy & Harman) and gold (London Final) on November 1, 2005 was $7.47 and $459.50 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

The estimation of mineral reserves is imprecise and depends upon subjective factors. Estimated mineral reserves may not be realized in actual production. Our operating results may be negatively affected by inaccurate estimates.

        The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results.

        We based our reserve determinations as of December 31, 2004 on a long-term silver price average of $6.00 per ounce and a long-term gold price average of $390 per ounce except for the Kensington reserves which are estimated using a gold price of $375. On November 1, 2005 silver and gold prices were $7.47 per ounce and $459.50 per ounce, respectively.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $53.8 million as of September 30, 2005. Of this amount, $13.9 million is reported as a current asset and $39.9 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.2 million	4.7 million	11,502	23,004	34,506
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.70	$1.23	$1.65	$0.34	$0.64	$0.91
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$0.95	$2.32	$4.48	$0.39	$0.85	$1.39

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

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Canada and Mexico. During 2005, the Company concluded contracts which allow for 100% of the concentrate from Cerro Bayo previously being sold to a smelter in Japan to be sold to a Mexican smelter. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations.

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

        Chile, Argentina, Bolivia and Australia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in these countries. Argentina, while currently economically and politically stable, has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Although the governments and economies of Chile and Argentina have been relatively stable in recent years, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation. During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. The country has scheduled a new election for December 2005. As a result of this political uncertainty, the Company is continuing the development of the project but has lengthened the construction period pending the outcome of the scheduled election. As a result, it is possible that the previously estimated construction period of 20 months will be impacted. The Company will continue to monitor the events in Bolivia and will update the expected construction period and the estimated date of commercial production as future events unfold. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation. We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which we have significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact our foreign operations and our business as whole.

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

        All of the Company’s long-term debt at September 30, 2005 is fixed-rate based. The Company’s exposure to interest rate risk, therefore, is limited to the amount it could pay at current market rates. The Company currently does not have any derivative financial instruments to offset the fluctuations in the market interest rate. It may choose to use instruments, such as interest rate swaps, in the future to manage the risk associated with interest rate changes.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 9/30/05
Liabilities
Long Term Debt (A)
Fixed Rate	$--	$--	$--	$--	$--	$180,000	$180,000	$148,104
Average Interest Rate	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%	1.25%
(A) Debt due 2024
Foreign Currency
Contracts
Chilean Peso - USD	$600	--	--	--	--	--	$600	$34
Exchange Rate	574	--	--	--	--	--
(CLP to USD)

        As of September 30, 2005, the Company had outstanding provisionally priced sales of $39.8 million consisting of 3.5 million ounces of silver, 31,303 ounces of gold and 636,602 pounds of copper which had a fair value of approximately $40.6 million.

        Fair value is determined by trading information on or near the balance sheet date. Long-term debt represents the face amount of the outstanding convertible debentures and the timing of when they become due. Interest rates presented in the table are calculated using the weighted average of the outstanding face amount of each debenture for the period remaining in each period presented. All long term debt is denominated in US dollars.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In that connection, the Company had identified at December 31, 2004 material weaknesses in its internal control over financial reporting relating to its accounting for income taxes, Chilean operations and certain foreign, non-routine transactions. During the first quarter of 2005, the Company implemented remediation measures designed to correct these weaknesses which involved the retention of an outside accountant experienced in international income tax issues and financial reporting to review the Company’s quarterly tax provision and increased the level of monitoring associated with all decentralized operations, including an increase in the level of internal auditing related to all financial operations.  Additional internal processes monitoring decentralized operations were implemented during the second quarter, the Company has continued and plans to continue to retain its consulting certified public accountant skilled in the area of taxation and related financial reporting and, during the third quarter, an additional foreign tax advisor was engaged to assist in connection with foreign tax accounting. As a result of the implementation of those measures, and based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting, other than the remediation measures discussed above, during the quarter ending September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	Other Information

Item 6.	Exhibits

a)	Exhibits.
10.1	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.2	Employment agreement and change in control agreement, effective October 15, 2005, between the Registrant and James K. Duff.
31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO (18 U.S.C. Section 1350)
32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D'ALENE MINES CORPORATION
(Registrant)
Dated November 9, 2005	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated November 9, 2005	/s/ James A. Sabala
JAMES A. SABALA
Executive Vice President and
Chief Financial Officer