Form 10-Q/A
period 2005-03-31
COEUR D ALENE MINES CORP
filed 2006-03-10
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	1-8641	84-0109423
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

400 Coeur d’Alene Mines Bldg., 505 Front Avenue, Coeur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as previously filed on May 10, 2005, as set forth in the pages attached hereto:

Part I	Item 1	Financial Statements
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
	Item 4	Controls and Procedures
Part II	Item 6	Exhibits - CEO and CFO Certifications

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
Date: March 10, 2006	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

        The purpose of this amendment to the Quarterly Report on Form 10-Q of Coeur d’Alene Mines Corporation (the “Company”) for the quarter ended March 31, 2005, is to restate the financial statements for such quarter to correct an error in its financial statements relating to the calculation of the quantity of ore tons delivered to the leach pad at its Rochester Mine in January 2005. As a result of the error, the quarter-end inventory was understated, production costs applicable to sales were overstated and the net loss for the quarter was overstated by approximately $625,000. As a result of that adjustment, the net loss from continuing operations for the quarter ended March 31, 2005 has been reduced from $1,770,000, or $0.01 per share, to $1,145,000, or $0.00 per share. (See Note C in the Notes to Consolidated Financial Statements.)

INDEX

		Page No.
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets -- Unaudited	3
	March 31, 2005 and December 31, 2004
	Consolidated Statements of Operations and
	Comprehensive Income (Loss) -- Unaudited	5
	Three Months Ended March 30, 2005
	and 2004
	Consolidated Statements of Cash Flows -- Unaudited	6
	Three Months Ended March 31, 2005
	and 2004
	Notes to Consolidated Financial Statements -- Unaudited	7
Item 2.	Management’s Discussion and Analysis of	23
	Financial Condition and Results of Operations
Item 4.	Controls and Procedures	42
PART II.	Other Information
Item 6.	Exhibits	43

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS	(In Thousands)
	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$261,276	$273,079
Short-term investments	52,920	48,993
Receivables	12,199	10,634
Ore on leach pad	14,322	15,046
Metal and other inventory	17,131	17,639
Deferred tax assets	1,824	2,592
Prepaid expenses and other	3,450	3,727

	363,122	371,710
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	85,931	85,070
Less accumulated depreciation	(55,869)	(54,154)

	30,062	30,916
MINING PROPERTIES
Operational mining properties	122,641	121,344
Less accumulated depletion	(102,484)	(100,079)

	20,157	21,265
Mineral interests	20,125	20,125
Non-producing and development properties	27,936	26,071

	68,218	67,461
OTHER ASSETS
Non-current ore on leach pad	33,951	28,740
Restricted cash and cash equivalents	11,145	10,847
Debt issuance costs, net	5,681	5,757
Deferred tax assets	1,900	1,811
Other	8,274	8,535

	60,951	55,690

TOTAL ASSETS	$522,353	$525,777

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
	(In Thousands)
	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
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
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share-authorized 500,000,000 shares, issued 241,074,417 and 241,028,303 shares in 2005 and 2004
(1,059,211 shares held in treasury)	241,074	241,028
Additional paid-in capital	629,595	629,809
Accumulated deficit	(563,053)	(561,908)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(2,286)	(2,285)

	292,140	293,454

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$522,353	$525,777

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three Months ended March 31,
	2005	2004
	(In Thousands, except per share data)
	(Restated)
REVENUES
Sales of metal	$36,207	$29,650
Interest and other	1,941	(647)

Total revenues	38,148	29,003
COSTS AND EXPENSES
Production costs applicable to sales	20,634	16,950
Depreciation and depletion	4,661	4,846
Administrative and general	5,526	3,608
Exploration	3,118	1,944
Pre-development	2,369	1,614
Interest	570	938
Litigation settlement	1,600	--
Other holding costs	136	756

Total cost and expenses	38,614	30,656

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
	(466)	(1,653)
Income tax provision	(679)	--

NET LOSS	(1,145)	(1,653)
Other comprehensive loss	(1)	(208)

COMPREHENSIVE LOSS	$(1,146)	$(1,861)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.00)	$(0.01)

Weighted average number of shares of common stock (000's)	$239,985	$213,142

See notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months ended March 31,
	2005	2004
	(In Thousands)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,145)	$(1,653)
Add (deduct) non-cash items:
Depreciation and depletion	4,661	4,846
Deferred taxes	679	--
Unrealized gain on embedded derivative	(626)	(1,127)
Amortization of premium/discount	313	385
Amortization of restricted stock compensation	423	567
Amortization of debt issuance costs	76	181
Other charges	(2)	229
Changes in Operating Assets and Liabilities:
Receivables	(1,564)	(3,435)
Prepaid and other current assets	882	436
Inventories	(3,978)	(4,650)
Accounts payable and accrued liabilities	(2,182)	(3,854)

CASH USED IN OPERATING ACTIVITIES	(2,463)	(8,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,546)	(52,107)
Proceeds from sales of short-term investments	6,015	9,590
Capital expenditures	(4,177)	(1,480)
Other	17	215

CASH USED IN INVESTING ACTIVITIES	(8,691)	(43,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of Long Term Debt	--	(9,561)
Debt issuance costs	--	(6,097)
Proceeds from issuance of subordinated notes	--	180,000
Bank borrowings on working capital facility	--	6,056
Payments to bank on working capital facility	--	(5,696)
Common stock repurchase	(569)	(793)
Retirement of building loan	--	(1,200)
Other	(80)	45

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(649)	162,754

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	(11,803)	110,897
Cash and cash equivalents at beginning of period	273,079	62,417

Cash and cash equivalents at end of period	$261,276	$173,314

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

        The Company reported ore on the leach pads of $48.3 million as of March 31, 2005. Of this amount, $14.3 million is reported as a current asset and $34.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

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

        Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. Refer to Note H for additional disclosure.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note I – Derivative Financial Instruments and Fair Value of Financial Instruments.

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

	Quarter Ended March 31,
	2005	2004
	(Restated)
Net loss as reported	$(1,145)	$(1,653)
Add stock-based employee compensation expense included in reported net loss	400	675
Deduct total stock-based employee compensation expense determined under
fair value method for all awards	(603)	(657)

Pro forma net loss	$(1,348)	$(1,635)

Basic and diluted net loss per share as reported	$(0.00)	$(0.01)
Basic and diluted pro forma net loss per share	$(0.01)	$(0.01)

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

NOTE C- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        The Company is restating its consolidated financial statements for the first quarter of 2005 to correct an error in the Company’s calculation of the quantity of ore delivered to the leach pad at its Rochester mine in January 2005 and its effect on the calculation of ore on the leach pad inventory. The adjustment to correct the error increased inventory and decreased production costs applicable to sales resulting in a decrease in the net loss for the three months ended March 31, 2005 of $0.6 million. The consolidated balance sheet as of March 31, 2005, the consolidated statement of operations and comprehensive loss and the consolidated statement of cash flows for the quarter ended March 31, 2005 have been restated. The accompanying notes to the consolidated financial statements have been restated as necessary to reflect the restatement adjustments.

        The effects of the revisions on the consolidated balance sheet as of March 31, 2005 are summarized in the following table:

	March 31, 2005
	Previously Reported	Restated
	(in thousands)

Ore on leach pad	$14,137	$14,322
CURRENT ASSETS	$362,937	$363,122
Non-current ore on leach pad	$33,511	$33,951
OTHER ASSETS	$60,511	$60,951
TOTAL ASSETS	$521,728	$522,353
Accumulated deficit	$(563,678)	$(563,053)
SHAREHOLDERS’ EQUITY	$291,515	$292,140
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,728	$522,353

        The consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2005 was adjusted to decrease production costs applicable to sales by $0.6 million, thereby reducing net loss for the quarter ended March 31, 2005 by $0.6 million.

        The effects of the revisions on the consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2005 are summarized in the following table:

	March 31, 2005
	Previously Reported	Restated
	(in thousands except per share data)

Production cost applicable to sales	$21,259	$20,634
TOTAL COSTS AND EXPENSES	$39,239	$38,614
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	$(1,091)	$(466)
NET LOSS	$(1,770)	$(1,145)
Comprehensive loss	$(1,771)	$(1,146)
BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.00)

        The effects of the revision on the consolidated statement of cash flows for the quarter ended March 31, 2005 are summarized in the following table:

	March 31, 2005
	Previously Reported	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,770)	$(1,145)
Changes in Operating Assets and Liabilities:
Inventories	$(3,353)	$(3,978)

        The restatement adjustment had no impact on cash used in operating activities, cash used in investing activities or cash used in financing activities for the quarter ended March 31, 2005.

NOTE D- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
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

NOTE F– LONG-TERM DEBT

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

NOTE G- SEGMENT REPORTING

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

Segment Reporting
   (In Thousands)

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	San Bartolome	Other	Total
	(Restated) (see Note C)						(Restated) (see Note C)
Three Months Ended March 31, 2005
Total net sales and revenues	$15,308	$4,489	$14,576	$1,776	$1	$1998	$38,148
Depreciation and depletion	2,629	512	1,271	170	--	79	4,661
Interest income	--	--	20	--	--	1,825	1,845
Interest expense	--	--	--	--	--	570	570
Litigation Settlement	--	--	--	--	--	(1,600)	(1,600)
Income tax (credit) expense	--	--	679	--	--	--	679
Profit (loss)	5,937	151	7,263	(467)	(114)	(6,405)	6,365
Segment assets (A)	76,331	12,752	30,218	4,455	23,188	32,389	179,333
Capital expenditures for property	187	678	587	671	1,879	175	4,177

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	San Bartolome	Other	Total
Three Months Ended March 31, 2004
Total net sales and revenues	$12,534	$9,292	$6,353	$1,121	$--	$(297)	$29,003
Depreciation and depletion	2,233	463	1,654	422	1	73	4,846
Interest income	--	--	--	--	--	639	639
Interest expense	1	--	38	--	--	899	938
Loss on forward sales contracts	--	--	--	--	--	937	937
Profit (loss)	4,757	3,256	2,740	(248)	(1,025)	(4,412)	5,068
Segment assets (A)	69,494	12,795	28,030	3,179	20,234	31,687	165,419
Capital expenditures for property	392	378	370	232	--	108	1,480

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Segment Reporting (In Thousands)
	Three Months Ended March 31,
	2005	2004
	(Restated) (see Note C)
Income (Loss)
Total income (loss) from reportable segments	$6,365	$5,068
Depreciation, depletion and amortization expense	(4,661)	(4,846)
Interest expense	(570)	(938)
Litigation Settlement & Other	(1,600)	(937)

Loss before income taxes	$(466)	$(1,653)

	March 31,
	2005	2004
	(Restated) (see Note C)
Assets
Total assets for reportable segments	$179,333	$165,419
Cash and cash equivalents	261,276	173,314
Short-term investments	52,920	61,462
Other assets	28,824	23,755

Total consolidated assets	$522,353	$423,950

	Three Months Ended
Geographic Information (In thousands)	March 31, 2005	March 31, 2004
	Revenues(a)	Revenues
United States	$21,793	$21,537
Chile	14,578	6,345
Argentina	1,776	1,121
Bolivia	1	--
Other Foreign Countries	--	--

Consolidated Total	$38,148	$29,003

	March 31,
	2005	2004
	Long-Lived Assets	Long-Lived Assets
United States	$59,007	$63,995
Chile	14,589	14,374
Argentina	1,558	1,810
Bolivia	22,982	20,157
Other Foreign Countries	144	145

Consolidated Total	$98,280	$100,481

(a) Revenues are geographically separated based upon the country in which operations and the underlying assets generating those revenues reside.

NOTE H- RECLAMATION AND REMEDIATION

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

NOTE I- DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE J- DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

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

NOTE M — SUBSEQUENT EVENT

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

        Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Costs and Expenses” set forth below:

        The following tables present a reconciliation between cash costs per ounce and GAAP production costs reported in the Statement of Operations:

Three months ended March 31, 2005

	Rochester	Silver Valley	Cerro Bayo	Martha	Total
	(Restated) (see Note C)				(Restated) (see Note C)
Production of Silver (ounces)	1,135,997	710,296	659,293	379,060	2,884,646
Cash Costs per ounce	$6.30	$6.73	$(0.15)	$5.07	$4.77

Total Cash Costs (thousands)	$7,153	$4,782	$(98)	$1,921	$13,758
Add/(Subtract):
Third Party Smelting Costs	(210)	(1,206)	(1,008)	(222)	(2,646)
By-Product Credit	5,991	938	6,348	201	13,478
Deferred Stripping and other adjustments	(100)	--	--	--	(100)
Change in Inventory	(3,557)	(697)	673	(275)	(3,856)

Production costs applicable to sales	$9,277	$3,817	$5,915	$1,625	$20,634

Three months ended March 31, 2004

	Rochester	Silver Valley	Cerro Bayo	Martha	Total
Production of Silver (ounces)	1,310,295	906,980	796,545	421,271	3,435,091
Cash Costs per ounce	$5.58	$4.93	$1.52	$3.81	$4.25

Total Cash Costs (thousands)	$7,317	$4,468	$1,208	$1,603	$14,596
Add/(Subtract):
Third Party Smelting Costs	(232)	(1,279)	(757)	(448)	(2,716)
By-Product Credit	4,688	793	4,071	237	9,789
Deferred Stripping and other adjustment	(101)	--	--	--	(101)
Change in Inventory	(3,895)	1,260	(1,644)	(339)	(4,618)

Production costs applicable to sales	$7,777	$5,242	$2,878	$1,053	$16,950

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $48.3 million as of March 31, 2005. Of this amount, $14.3 million is reported as a current asset and $34.0 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent.

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
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates (Restated, see Note C)	$0.68	$1.19	$1.59	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates (Restated, see Note C)	$0.93	$2.29	$4.48	$0.36	$0.77	$1.25

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

Costs and Expenses

        Production costs applicable to sales in the first quarter of 2005 increased by $3.7 million, or 22%, from the first quarter of 2004 to $20.6 million. The increase is the result of increased production costs at the Company’s mine operations due to higher diesel and operating materials and supplies expenses.

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

Net Loss

        As a result of the aforementioned factors, the Company’s net loss amounted to $1.1 million, or $0.00 per share, in the first quarter of 2005 compared to a net loss of $1.7 million, or $0.01 per share, in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2005, decreased by $5.9 million to approximately $343.6 million compared to $349.6 million at December 31, 2004. The decrease in working capital was primarily attributed to the decrease in cash and cash equivalents and short-term investments. The ratio of current assets to current liabilities was 18.6 to 1 at March 31, 2005, compared to 16.8 to 1 at December 31, 2004.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $343.6 million at March 31, 2005. In the last five years, we have been experiencing negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $23.8 million for the year ended December 31, 2000, $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $48.3 million as of March 31, 2005. Of this amount, $14.3 million is reported as a current asset and $34.0 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent.

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
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates (Restated, see Note C)	$0.68	$1.19	$1.59	$0.31	$0.59	$0.83
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates (Restated, see Note C)	$0.93	$2.29	$4.48	$0.36	$0.77	$1.25

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

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2005, that the Company’s disclosure controls and procedures were effective; however, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the Company’s disclosure controls and procedures, in light of the restatement of the Company’s financial statements filed herein, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. Such conclusion was based on the Company’s identification of a material weakness with regard to its calculation of the ore on leach pad inventory at the Rochester operation.

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

        Subsequent to March 31, 2005, the Company implemented the following procedures as part of its ongoing effort to improve internal controls over financial reporting:

•	requiring operating units to complete quarterly reporting packages for all significant financial accounts including ore on leach pad inventory and the support for additions and reductions thereto at each location;
•	subjecting the account detail provided within the financial reporting packages to an additional level of monitoring, which includes re-performance and other procedures to determine the amounts as reported are appropriate, by the Company’s Assistant Controller and Controller; and
•	increasing the level of monitoring by the Company’s internal audit department related to all significant financial operations.

        These controls were deemed to have remediated the material weakness identified above.

PART II.        Other Information

Item 6.	Exhibits

a)	Exhibits.

31.1A	Certification of the CEO

31.2A	Certification of the CFO

32.1A	Certification of the CEO (18 U.S.C. Section 1350)

32.2A	Certification of the CFO (18 U.S.C. Section 1350)