Form 10-K
period 2005-12-31
COEUR D ALENE MINES CORP
filed 2006-03-14
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

Commission File Number 1-8641

COEUR D'ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
505 Front Ave., P. O. Box “I”
Coeur d'Alene, Idaho	83816
(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange/Toronto Stock Exchange/Pacific Stock Exchange
1 ¼% Convertible Senior Notes due January 15, 2024	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes    X     No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes           No    X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[v]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  |X|   Accelerated filer  |_|   Non-accelerated filer  |_|

        Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.)

$868,596,996

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2006.

250,141,360 shares of Common Stock, Par Value $1.00

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I
	Item 1.	Business
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 4A.	Executive Officers of the Registrant
PART II
	Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures
	Item 9B.	Other Information
PART III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accountant Fees and Services
PART IV
	Item 15.	Exhibits and Financial Statement Schedules
SIGNATURES

PART I

Item 1. Business

INTRODUCTION

        Coeur d’Alene Mines Corporation is the largest primary silver producer in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada, Idaho and Alaska) South America (Chile, Argentina and Bolivia), Australia (New South Wales) and Africa (Tanzania). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.”

OVERVIEW OF MINING PROPERTIES AND INTERESTS

        The Company’s most significant operating and development-stage mining properties and interests are:

•	The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003.

•	Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 205 square mile property package.

•	Coeur owns 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the high-grade Martha underground silver mine located 270 miles southeast of the Cerro Bayo Mine in Chile. Mining operations commenced at the Martha Mine in June 2002.

•	Coeur owns 100% of the capital stock of Coeur Silver Valley (“Silver Valley”), which owns and operates the Galena underground silver mine and owns the adjacent Coeur underground silver mine that discontinued operations on July 2, 1998. In addition, Silver Valley owns the Caladay property that adjoins the Galena Mine and has operating control of several contiguous exploration properties in the Coeur d’Alene Silver Mining District of Idaho.

•	The Company acquired, in May 2005, all of the silver production and reserves, up to 17.7 million payable ounces, contained at the Endeavor mine in Australia which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for up to $38.4 million. The Endeavor mine is an underground zinc/lead/silver mine located in New South Wales, Australia which has been in production since 1983.

•	The Company acquired, in September 2005, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine.

•	Coeur owns 100% of Empressa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolome project, which is an open pit silver mine in Bolivia where an updated feasibility study was completed in 2004 and construction activities have commenced. The Company continues to monitor events in Bolivia to determine when to commence full scale construction activities. The Company believes that commercial production could begin as early as 2007.

•	The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is a development-stage gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. On November 12, 2005, the Federal District Court in Alaska granted a remand of the Section 404 permit to the Army Corp of Engineers and on November 22, 2005, the US Army Corp of Engineers suspended the permit to further review it. The Company believes the permit will be reinstated upon completion of the review which is expected in the first quarter of 2006. The Company is currently conducting construction activities not governed by the Section 404 permit. The Company believes production could commence as early as late 2007, subject to successful resolution of the permitting and litigation issues described above.

        Coeur also has interests in other properties which are subject to silver or gold exploration activities upon which no mineable ore reserves have yet been delineated.

EXPLORATION STAGE MINING PROPERTIES

        The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia and Tanzania. In keeping with its overall efforts to focus its resources, the Company conducted the majority of its exploration activities during 2005 on or near existing properties where infrastructure and production facilities are already in place. During 2005, the Company significantly increased its exploration activities. During 2006, the Company expects to incur exploration costs of approximately $10.9 million.

BUSINESS STRATEGY

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to continue as one of the world’s leading primary silver production companies through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, mineral interests, exploration and/or development properties with a view to reducing the Company’s cash and total costs per ounce of silver produced, provide immediate positive cash flow return and expand its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

SOURCES OF REVENUE

        The Rochester mine, Cerro Bayo mine, Martha mine and Silver Valley’s Galena mine, each operated by the Company, and the Endeavor and Broken Hill mines operated by others, constituted the Company’s principal sources of mining revenues in 2005. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years:

Mine/Company	Coeur Percentage Ownership at December 31, 2005	Percentage of Total Revenues for the Years Ended December 31,
		2005	2004	2003	2002	2001
Rochester Mine	100%	40%	48%	41%	59%	71%
Cerro Bayo Mine(1)	100	35	27	36	13	--
Martha Mine	100	12	7	8	4	--
Galena Mine	100	9	18	15	24	22
Endeavor Mine(2)	100	1	--	--	--	--
Broken Hill Mine(2)	100	3	--	--	--	--
Petorca Mine(3)	--	--	--	--	--	7

		100%	100%	100%	100%	100%

(1)	The Company closed the original Fachinal Mine in 2000 and subsequently commenced operations at the Cerro Bayo Mine, located within the same property package but to the east of Fachinal, in April 2002.

(2)	Ownership interest reflects the Company’s ownership interest in the property’s silver reserves. Other constituent metals are owned by another non-affiliated entity.

(3)	The Company closed the Petorca Mine in August 2001 and sold its interest on August 30, 2002. The Company’s interest in the Petorca Mine was 100% prior to the sale.

DEFINITIONS

        The following sets forth definitions of certain important mining terms used in this report.

“Ag” is the abbreviation for silver.

“Au” is the abbreviation for gold.

“Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing, transportation and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties and in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals, including gold, are deducted from the above in computing cash costs per ounce. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors US Generally Accepted Accounting Principles (“GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note O – Segment Information in the Notes to the Company’s Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

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

“Non-cash Costs” are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the cost of property acquisitions.

“Ore Reserve” is the part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

“Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution has been factored into the estimation of probable reserves. The Company used a price estimate of $6.50 per ounce for silver, with the exception of San Bartolome which uses $6.00 per ounce and Endeavor which uses $7.06 per ounce of silver, and $410 per ounce for gold with the exception of Kensington which uses $375 per ounce of gold in estimating probable reserves at December 31, 2005.

“Proven Reserves” are a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution has been factored into the estimation of proven reserves. The Company used a price estimate of $6.50 per ounce for silver, with the exception of San Bartolome which uses $6.00 per ounce and Endeavor which uses $7.06 per ounce of silver, and $410 per ounce for gold, with the exception of Kensington which uses $375 per ounce of gold in estimating proven reserves at December 31, 2005.

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

“Total costs” are the sum of cash costs and non-cash costs.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

        This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) the uncertainties inherent in the estimation of gold and silver ore reserves, (vi) changes that could result from the Company’s future acquisition of new mining properties or businesses, (vii) the effects of environmental and other governmental regulations, and (viii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

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

Risks Relating to our Business

Prior to 2005, we incurred losses due to several factors and could incur losses in the future.

        We incurred net losses in the five years prior to 2005 and had losses from continuing operations in each of those prior periods. Factors that significantly contributed to our losses are:

•	until recently, historically low gold and silver market prices during those years;

•	our deliberate pursuit of a growth policy prior to 2003 calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness which had a high coupon rate, thereby resulting in an interest expense of $14.6 million in 2001, $21.9 million in 2002, $12.9 million in 2003, $2.8 million in 2004, and $2.5 million in 2005;

•	write-offs for impaired assets and other holding costs in 2000 ($12.2 million), 2001 ($6.1 million), and 2002 ($19.0 million); and

•	losses on the early retirement of debt of $19.1 million in 2002, and $41.6 million in 2003.

        If silver and gold prices decline and we are unable to reduce our production costs, our losses may resume. If lower silver and gold prices make mining at our properties uneconomical, we may be required to recognize additional impairment write-downs, which would increase our operating losses and negatively impact our results of operations.

We may be required to incur additional indebtedness to fund our capital expenditures.

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and in 2005 we commenced construction at Kensington project. Construction of both projects could require a total capital investment of approximately $325 million. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

In recent years, prior to 2005, we did not have sufficient earnings to cover fixed charges, which deficiency could occur in future periods.

        As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings were sufficient to cover fixed charges in 2005. As of December 31, 2005, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $285.1 million at December 31, 2005. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. In 2005, we generated $6.7 million of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 63% of our revenues from sales of silver, our earnings are primarily related to the price of this metal.

        The market price of silver (Handy & Harman) and gold (London Final) on February 17, 2006 was $9.43 and $552 per ounce, respectively, compared with 2005‘s average prices for silver and gold of $7.34 and $445, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

        If the prices of silver and gold are depressed for a sustained period and our net losses resume, we may be forced to suspend mining at one or more of our properties until the price increases, and record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would adversely affect our results of operations.

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

        If silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may be required to recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be created in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

Our revenues and income (or loss) from our interest in the Endeavor and Broken Hill mines are dependent in part upon the performance of the operators of the mine.

        In May and September 2005, we acquired silver production and reserves at the Endeavor and Broken Hill mines in Australia, respectively. These mines are owned and operated by other mining companies. The Company’s revenues and income (or loss) from its interest in the silver production at these mines is dependent in part upon the performance of those operators and such mines.

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

        We based our ore reserve determinations as of December 31, 2005 on a long-term silver price average of $6.50 per ounce, with the exception of the Endeavor mine which uses $7.06 per ounce and the San Bartolome mine which uses $6.00 per ounce, and a long-term gold price average of $410 per ounce for all properties with the exception of the Kensington property which used a gold price of $375 per ounce. On February 17, 2006 silver and gold prices were $9.43 per ounce and $552 per ounce, respectively.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution with flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. We again weigh, sample and assay the doré. Finally, a third party smelter converts the doré and determines final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $54.6 million as of December 31, 2005. Of this amount, $25.4 million is reported as a current asset and $29.2 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for production issues encountered during the period.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for approximately 2011.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	4.9 million	11,900	23,800	35,800
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery rates	$0.78	$1.36	$1.82	$0.36	$0.68	$0.97
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery rates	$1.08	$2.70	$5.35	$0.42	$0.91	$1.48

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for production issues encountered during the period, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory. Negative changes in our inventory valuations and correspondingly on our income statement would have an adverse impact on our results of operations.

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

        Development projects, such as San Bartolome and Kensington, may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our business results of operations may be negatively affected.

The Company’s marketing of metals concentrates could be adversely affected if there were to be a significant delay or disruption of purchases by its third party smelter customers. In particular, a significant delay or disruption in our sales of concentrates as a result of the unexpected discontinuation of purchases by our smelter customers could have a material adverse effect on our operations.

        The Company currently markets its silver and gold concentrates to third party smelters in Mexico, Japan, Australia and Canada. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations and our financial results.

Our silver and gold production may decline, reducing our revenues and negatively impacting our business.

        Our future silver and gold production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and businesses or reserves that possess mineable ore reserves and are expected to become operational in the near future. We can provide no assurance that our silver and gold production in the future will not decline. Accordingly, our revenues from the sale of silver and gold may decline, negatively affecting our results of operations.

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

We are required to obtain government permits to expand operations or begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business as a whole.

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

        On September 12, 2005, SEACC, the Sierra Club and Lynn Canal Conservation filed a lawsuit in Federal District Court in Alaska challenging the permits issued by the Corps of Engineers and the US Forest Service and on November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit. The Company has submitted a work plan which defines the activities at the project that are not impacted by the 404 permit or are allowable activities under the 404 permit that can continue during the suspension by the Corps of Engineers. The Company has been continuing its drilling and exploration activities and progressing construction pursuant to the work plan. The Company is unable to predict the impact of this suspension or litigation on the project at this time.

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2005, unions represented approximately 25% of our worldwide workforce. On that date, the Company had 157 employees at its Cerro Bayo mine, and 147 employees at its Coeur Silver Valley mine working under a collective bargaining agreement or similar labor agreement. The Company has a collective bargaining agreement covering the Cerro Bayo mine which expires on December 21, 2007. The current collective bargaining agreement with the Coeur Silver Valley workforce expires on September 1, 2006. The Company is currently in negotiations with the workforce at the Martha mine and expects to enter into a labor agreement by the end of March 2006.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.

        Chile, Argentina, Bolivia and Australia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in these countries. Argentina, while currently economically and politically stable, has experienced political instability, currency value fluctuations and changes in banking regulations in recent years. Although the governments and economy of Chile have been relatively stable in recent years, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation. Elections were held in Bolivia in December, 2005 resulting in a new government which is still formulating policies. It is uncertain at this time how new policies may affect mining in the country. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation. We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which we have significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact our foreign operations and our business as a whole.

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

If previously announced control findings re-occur, or if we experience other similar issues, our ability to report our financial results in an accurate and timely manner could be materially adversely impacted, which could cause investors to lose confidence in our financial reports and negatively impact our business and the price of our common stock.

        As disclosed in our recently-filed Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), our management concluded that, as of December 31, 2005, our disclosure controls and procedures were effective and our internal control over financial reporting was effective, and this assessment of the effectiveness of our internal control over financial reporting was audited by KPMG LLP, as stated in their report appearing therein. However, in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”), management’s report and the report of KPMG LLP on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 expressed an opinion that we did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of certain material weaknesses. We believe we have implemented actions that addressed the issues raised by KPMG LLP in their report. In addition, on March 10, 2006 we filed an amendment to our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2005, to reflect that management had concluded that our disclosure controls and procedures were not effective as of March 31, 2005. Such conclusion was based on our identification of a material weakness with regard to the controls over our calculation of the ore on leach pad inventory at our Rochester operation. Subsequent to March 31, 2005, we implemented remediation measures as part of our ongoing effort to improve our internal controls over financial reporting, which we believe has remediated this material weakness prior to December 31, 2005. If these issues re-occur, or if similar issues re-occur, our ability to report our financial results in an accurate and timely manner could be materially adversely impacted, which could cause investors to lose confidence in our financial reports and negatively impact our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

SILVER AND GOLD MINING OPERATIONS

North America

        Rochester Mine

        The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, which is located approximately 25 road miles northeast of the town of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The property consists of 22 patented and 589 unpatented contiguous mining claims, including 54 mill-site claims totaling approximately 11,000 acres.

        Production at the Rochester mine in 2005 was approximately 5.7 million ounces of silver and 70,298 ounces of gold, compared to 5.7 million ounces of silver and 69,456 ounces of gold in 2004. Cash costs per ounce of silver increased by 23% to $4.82 per ounce in 2005, compared to $3.93 per ounce in 2004.

        The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 47,300 tons of ore and waste per day were mined in 2005, compared to 48,100 tons per day in 2004. The average ore to waste strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1. The Company expects to complete mining of the existing ore reserves in late 2006 or early 2007. While mining operations will be discontinued, it is expected that metal production will continue as a result of residual leaching through approximately 2011.

        Ore is crushed and transported by conveyor to a loadout facility where it is transferred to 150 ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100 ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution as dore. The dore is transported to a refinery for final processing after which the silver and gold is sold on established markets through third party broker dealers.

        Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.5% for silver, depending on the ore being leached, and 93% for gold. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be recovered. A significant proportion of metal recovery occurs after mining is completed.

        At the Nevada Packard satellite deposit, located south of the Rochester deposit, the Company commenced mining of silver in the first quarter of 2003. Mining at Nevada Packard is expected to be completed in 2006.

        The Company’s capital expenditures at the Rochester Mine totaled approximately $1.2 million in 2005. During 2003, the Company relocated and upgraded its existing crushing facility, at a capital cost of $9.2 million, in order to access a portion of the reserves contained underneath the existing crusher. The Company plans capital expenditures at the Rochester Mine of $0.5 million in 2006.

        Asarco Incorporated (“Asarco”), the prior owner, had a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $20.64 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2005.

Year-end Proven and Probable Ore Reserves(1) - Rochester Mine
(includes Nevada Packard)

	2005	2004	2003
Tons (000’s)	10,168	23,998	32,563
Ounces of silver per ton	0.86	0.86	0.91
Contained ounces of silver (000's)	8,765	20,731	29,596
Ounces of gold per ton	0.011	0.009	0.009
Contained ounces of gold	112,650	213,000	283,000

Year-end Mineralized Material

	2005	2004	2003
Tons (000’s)	15,646	35,064	40,328
Ounces of silver per ton	1.03	0.86	0.77
Ounces of gold per ton	0.010	0.005	0.006

Operating Data

	2005	2004	2003
Production
Tons ore mined (000’s)	9,023	10,751	6,626
Tons crushed/leached (000’s)	9,327	8,976	7,324
Ore grade silver (oz./ton)	0.91	0.74	0.94
Ore grade gold (oz./ton)	0.010	0.009	0.005
Silver produced (oz.)	5,720,489	5,669,074	5,585,385
Gold produced (oz.)	70,298	69,456	52,363
Cost per Ounce of Silver
Cash costs(2)	$ 4.82	$ 3.93	$ 4.67
Non-cash costs	1.84	1.73	0.91

Total production costs	$ 6.66	$ 5.66	$ 5.58

(1)	Metal prices used in calculating proven and probable reserves were $6.50 per ounce of silver and $410 per ounce of gold in 2005.

(2)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Coeur Silver Valley

        Coeur Silver Valley is a wholly-owned subsidiary of the Company which owns and operates the Galena underground silver mine, an operating mine, and the Coeur and Caladay properties, that adjoin to the Galena mine, located in the heart of the Coeur d’Alene Mining District. Coeur Silver Valley’s property consists of 6,131 acres of Company-owned fee land, patented mining claims and unpatented claims in addition to 4,800 acres of leased claims. Silver Valley recommenced operations at the Coeur mine in June 1996 and continued mining existing reserves there through July 2, 1998 when known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue to date. During the second half of 2003, we commenced a three-year plan designed to locate, develop and mine additional resources believed to exist on the property which, if successful, could result in an extended mine life. However, as a result of the mine’s performance during 2005, the Company is currently evaluating the mine plan, including the current development and exploration plans, and strategic, alternatives which could include a possible sale of the wholly-owned subsidiary which owns the mine. The outcome of this review is not known at this time but the extent of future mine operations could be impacted.

        During 2005, we spent $1.4 million for exploration activities at the Galena mine and adjacent properties. Overall, reserves decreased at Galena due to mining depletion, higher operating costs and external smelter and refinery costs which resulted in an overall increase in the ore reserve cutoff grade. Mineralized Material increased at Galena as a result of exploration and reclassification from proven and probable reserves to mineralized material in year-end 2004 reserves due to increased operating costs.

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

        The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 97% in 2005 and 97% in 2004.

        Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond, which is expanded on an as needed basis, has capacity for approximately seven additional years at current production rates.

        Silver production at the Galena Mine in 2005 was approximately 2.1 million ounces of silver compared to 3.5 million ounces in 2004. During 2005, silver production was adversely affected by the loss of production from the 2400 Upper Silver vein and the Lower 72 vein while these areas were under redevelopment, as well as ore grade dilution from development activities currently occurring on the 3400 and 4000 level 215 vein systems.

        Cash costs for 2005 increased to $8.37 per ounce compared to $5.46 per ounce in 2004. The higher cash costs are the result of lower-grade ore and the conversion to higher-cost mining methods needed to accommodate ground conditions in certain mining areas during 2005.

        Total capital expenditures by Silver Valley at the Galena Mine in 2005 were $3.5 million and the Company currently plans for capital expenditures of approximately $3.3 million for the Galena Mine during 2006.

Year-end Proven and Probable Ore Reserves - Galena Mine (1)

	2005	2004	2003
Tons (000’s)	444	718	717
Ounces of silver per ton	24.50	18.84	21.54
Contained ounces of silver (000’s)	10,879	13,518	15,432

Year-end Mineralized Material (2)

	2005	2004	2003
Tons (000’s)	2,580	2,169	2,252
Ounces of silver per ton	11.74	10.92	10.94

Operating Data

	2005	2004	2003
Production
Tons ore milled	128,502	169,413	164,732
Ore grade silver (oz./ton)	16.53	21.43	23.61
Recovery (%)	97	97	96
Silver produced (oz.)	2,060,338	3,521,813	3,735,663
Cost per Ounce of Silver
Cash costs(3)	$ 8.37	$ 5.46	$ 4.66
Non-cash costs	0.97	0.56	0.37

Total production costs	$ 9.34	$ 6.02	$ 5.03

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Metal prices used in caclulating proven and probable reserves were $6.50/ounce of silver, $410/ounce of gold, $1.30/pound of copper, and $0.34/pound of lead in 2005.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

Coeur Mine

        The Coeur Mine is an underground silver mine located west of and adjacent to the Galena Mine and consists of approximately 868 acres comprised of 38 patented mining claims and four unpatented mining claims.

        The Coeur Mine operated until mid-1998 when the property was placed on care and maintenance. While there was no mining activity at the Coeur mine in 2005, the Company conducts exploration on the property and believes that there is potential to discover additional high grade silver veins beneath the current limit of the underground workings based on current geological conditions and recent exploration work. In addition, the Coeur Mine is connected to the Galena Mine, thus any future discoveries at either mine could be efficiently developed and processed at either facility. This connection is currently being utilized to provide ventilation and secondary access to the Galena Mine.

Caladay Property

        The Caladay property adjoins the Galena Mine or its east boundary. Prior to its acquisition by the Company in 1991, approximately $32.5 million was expended on the property to construct surface facilities, a 5,101 ft. deep shaft and associated underground workings to explore the property. The Company conducts exploration at the Caladay property in recognition of geologic conditions which extend into the Caladay property from the adjacent Galena Mine. In addition, the Caladay facilities are used to provide additional ventilation to the Galena mine.

South America

        Chile – Cerro Bayo Mine

        The Cerro Bayo District covers about 205 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and approximately 17 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The property contains multiple epithermal veins containing gold and silver. The Company has been granted exploitation concessions (the Chilean equivalent to an unpatented claim except that the owner does not have title to the surface which must be separately acquired from the surface owner) covering the mineralized areas of the property as well as the necessary surface rights to permit mining.

        Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo zone on the east side of its holdings, commenced in November 2001. Additional mineralized high-grade gold and silver vein systems were discovered since then from surface and underground exploration.

        Production at the Cerro Bayo mine in 2005 was approximately 2.9 million ounces of silver and 61,000 ounces of gold compared to 3.2 million ounces of silver and 57,500 ounces of gold in 2004. Cash costs per ounce of silver produced was $0.54 in 2005 compared to $1.01 in 2004.

        The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. During 2005, the concentrate processed at this mill was sold to third-party smelters, primarily in Japan and Mexico. The mill has a design capacity of 1,650 tons per day. During 2005, the Company experienced recovery rates of approximately 92.8% for gold and 94.7% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation.

        During 2005, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2005, we spent approximately $4.8 million on exploration for new gold and silver mineralization and reserve definition and completed nearly 245,000 feet of core drilling. After giving effect to 2005 mine production, silver reserves at December 31, 2005 increased by 72% to 7.5 million ounces, and gold reserves increased by 71% to 0.13 million ounces from 2004.

        Numerous epithermal veins located within the 205 square mile property package in the Cerro Bayo district offer exploration and development opportunities for us. To date, we have discovered over 100 veins, the majority of which are located within nine miles of our existing ore processing facilities. Of particular interest from 2005 exploration was the discovery of the Marcela Sur, Cascada and Gabriela veins. Marcela Sur, situated about 1,000 meters west of the current mining operations in main Cero Bayo zone, was discovered beneath 50 to 70 meters of post-mineral sediment. Cascada lies south of the Cerro Bayo mining operations while Gabrielas occurs near the processing facility at Laguna Verde. In 2006, we expect to spend $4.9 million for exploration to attempt to discover new silver and gold veins and define new reserves at Cerro Bayo.

        Total capital expenditures at the Cerro Bayo property in 2005 were $2.7 million and the Company plans approximately $6.1 million of additional capital expenditures there in 2006.

Year-end Proven and Probable Ore Reserves (1) - Cerro Bayo Mine

	2005	2004	2003
Tons (000’s)	935	862	645
Ounces of silver per ton	8.00	7.09	8.34
Contained ounces of silver (000’s)	7,476	6,109	5,377
Ounces of gold per ton	0.14	0.13	0.15
Contained ounces of gold	131,600	115,900	93,777

Year-end Mineralized Material

	2005	2004	2003
Tons (000’s)	4,113	3,829	3,475
Ounces of silver per ton	6.19	4.29	4.83
Ounces of gold per ton	0.10	0.13	0.10

Operating Data

	2005	2004	2003
Production
Tons ore milled	403,695	456,941	476,731
Ore grade gold (oz./ton)	0.163	0.137	0.153
Ore grade silver (oz./ton)	7.52	7.51	6.96
Recovery gold (%)	92.8	91.8	89.7
Recovery silver (%)	94.7	94.2	91.8
Gold produced (oz.)	61,058	57,558	65,370
Silver produced (oz.)	2,875,047	3,235,192	3,319,429
Cash costs (2)	$ 0.54	$ 1.01	$ (0.04)
Non-cash costs	1.76	1.42	2.43

Total production costs	$ 2.30	$ 2.43	$ 2.39

(1)	Metal prices used to calculate proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Argentina – Martha Mine

        In April 2002, the Company acquired 145,000 acres of prospective ground including the Martha high-grade underground silver mine located in Argentina, approximately 270 miles southeast of the Cerro Bayo Mine, for $2.5 million. Like Cerro Bayo, silver and gold are hosted in multiple, epithermal veins at the Martha Mine – though Martha ore is of much higher silver grade than Cerro Bayo.

        We transport ore mined at the Martha Mine by truck for processing at the Cerro Bayo mill, which is located 270 miles northwest of the Martha Mine. The transport costs to ship the ore to the Cerro Bayo mill from the Martha Mine have necessitated a focus on the highest grade portions of the veins discovered at the Martha Mine; however, lower grade mineralized material exists, but is not included in reserves. During 2006, the Company plans to complete a feasibility study at the Martha mine which may allow the processing of the lower-grade material.

        In June 2002, we commenced shipping of high-grade Martha Mine ore to the Cerro Bayo mill. All of the production came from the Martha vein, which was one of six known veins on the Martha Mine property prior to our acquisition of the property. Also in 2002, exploration discovered both extensions of the Martha Mine vein and the R4 Zone within the vein, which is located 300 feet southwest of the main Martha Mine mining areas. During 2005, we spent $2.7 million on exploration at the Martha Mine to attempt to discover new silver- and gold-bearing veins and define new reserves.

        Production at the Martha mine in 2005 was approximately 2.1 million ounces of silver and 2,600 ounces of gold compared to 1.7 million ounces of silver and 2,300 ounces of gold in 2004. Cash costs per ounce of silver produced was $4.60 in 2005 compared to $4.08 in 2004.

        In 2004, similar to Cerro Bayo, we embarked on the first year of an exploration program to extend the mine life at the Martha Mine to three years. During 2006, we expect to spend $2.9 million on exploration for the discovery of new mineralization and reserve development, across our large land holdings in the province of Santa Cruz which totals over 620 square miles. In 2005, we announced discovery of the Betty West vein, approximately 0.6 miles north of the current Martha mine. In addition, exploration also defined extensions at depth and on strike of the Martha and R4 ore-bearing structures which was the main focus of the year’s program. Work in the coming year will focus on expanding those discoveries and exploration for additional silver and gold mineralized veins and structures. After giving effect to 2005 mine production, silver reserves at December 31, 2005 increased by 59% to 4.1 million ounces from 2004. Based on reserves and mineralized material discovered to date, the mine life at the Martha Mine has been extended to at least three and a half years.

        The Martha Mine property is large, covering 283 square miles of prospective geology for silver and gold mineralization. To date, we have focused our exploration on the immediate Martha Mine area. In addition, we own about another 337 square miles of exploration stage properties in Santa Cruz, Argentina which we identified through our reconnaissance activities.

Year-end Proven and Probable Ore Reserves (1) - Martha Mine

	2005	2004	2003
Tons (000’s)	67	57	16
Ounces of silver per ton	60.29	68.56	83.70
Contained ounces of silver (000’s)	4,054	3,930	1,349
Ounces of gold per ton	0.08	0.08	0.09
Contained ounces of gold	5,400	4,600	1,449

Year-end Mineralized Material

	2005	2004	2003
Tons (000’s)	134	74	24
Ounces of silver per ton	45.37	52.75	78.43
Ounces of gold per ton	0.05	0.06	0.08

Operating Data

	2005	2004	2003
Production
Tons ore milled	35,293	30,276	20,420
Ore grade gold (oz./ton)	0.079	0.084	0.097
Ore grade silver (oz./ton)	62.53	59.94	82.66
Recovery gold (%)	92.9	91.6	89.7
Recovery silver (%)	94.9	94.2	91.8
Gold produced (oz.)	2,590	2,318	1,785
Silver produced (oz.)	2,093,464	1,709,069	1,549,425
Cash costs (2)	$ 4.60	$ 4.08	$ 1.96
Non-cash costs	0.41	0.97	0.86

Total production costs	$ 5.01	$ 5.05	$ 2.82

(1)	Metal prices used in calculating proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

        Australia –Endeavor Mine

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.4 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.0 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment is expected to be made in 2006. In addition to these upfront payments, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        The Endeavor mine is an underground lead/zinc/silver mine. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third party smelter. Silver recovery averaged approximately 45% from May 23, 2005 to December 31, 2005.

        On October 24, 2005, CBH announced that mining operations at the Endeavor mine had been suspended below the No. Four haulage level following an uncontrolled fall of waste ground into the mine’s 6Z2 crown pillar stope. Limiting production to above this level was done as a safety precaution due to the proximity of the 6Z2 crown pillar stope to the main haulage decline. In late November 2005, CBH announced that mine operations had recommenced below the No. Four haulage level, but at a reduced production rate. Based on the progress made to date in correcting issues related to the ground fall, the Company expects the mine to resume normal operations during mid-2006.

        The Company’s share of silver production in 2005 from the Endeavor mine from May 23, 2005 amounted to 316,169 ounces of silver. The cash cost per ounce of silver production was $2.05.

        The Company is not required to contribute to ongoing capital costs at the mine.

Proven and Probable Ore Reserves (1) - Endeavor Mine

2005
Tons (000’s)	12,125
Ounces of silver per ton	1.93
Contained ounces of silver (000’s)	23,341

Mineralized Material (1)

2005
Tons (000’s)	8,488
Ounces of silver per ton	2.03

Operating Data (Coeur’s Share) (3)

2005
Production
Tons ore milled	463,129
Ore grade silver (oz./ton)	1.52
Recovery silver (%)	45
Gold produced (oz.)	--
Silver produced (oz.)	316,169
Cash costs (2)	$ 2.05
Non-cash costs	1.30

Total production costs	$ 3.35

(1)	Ore reserves are reported as of June 30, 2005, which is the end of the most recent fiscal year of the operator, CBH. Metal price used was $7.06/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Endeavor property was purchased on May 23, 2005. Operating data is presented commencing on May 23, 2005 to December 31, 2005.

        Australia –Broken Hill Mine

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition, CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver under the terms of the agreement and PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds over the next eight years.

        The Broken Hill mine is an underground lead/zinc/silver mine. The mine uses bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to third party smelters in Australia. Silver recovery averaged approximately 75.4% from September 8, 2005 to December 31, 2005.

        The Company’s share of silver production in 2005 from the Broken Hill mine from September 8, 2005 amounted to 657,093 ounces of silver. The cash cost per ounce of silver production was $2.72.

        The Company is not required to contribute to ongoing capital costs at the mine.

Proven and Probable Ore Reserves (1) - Broken Hill Mine

2005
Tons (000’s)	11,519
Ounces of silver per ton	1.30
Contained ounces of silver (000’s)	14,955

Mineralized Material (2)

2005
Tons (000’s)	10,825
Ounces of silver per ton	1.93

Operating Data (Coeur's share) (3)

2005
Production
Tons ore milled	667,140
Ore grade silver (oz./ton)	1.31
Recovery (%)	75.4
Silver produced (oz.)	657,093
Cost per Ounce of Silver
Cash costs(2)	$ 2.72
Non-cash costs	2.75

Total production costs	$ 5.47

(1)	Ore reserves are effective as of March 31, 2005. Metal price used was $6.50/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Broken Hill property was purchased on September 8, 2005. Operating data is presented commencing on September 8, 2005 to December 31, 2005.

SILVER AND GOLD DEVELOPMENT PROPERTIES

        Bolivia – The San Bartolome Project

        Coeur acquired 100% of the equity in Empressa Minera Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights to the San Bartolome project, a silver property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico Mountain. The San Bartolome project consists of several distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico volcanic dome complex.

        The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolome and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosi. The San Bartolome lease agreements are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo property which is adjacent to the original property package for $1.3 million. The properties are currently subject to monthly payments totaling approximately $31,200.

        Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, and Diablo Este) and Santa Rita.

        We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately 6 million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo property, which lies to the east of Cerro Rico. During 2003, we retained Flour Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004. The study provides for the use of a cyanide milling flow sheet with a wet preconcentration screen circuit which will result in the production of a dore that may be treated by a number of refiners under a tolling agreement which results in the return of refined silver to the Company that is readily marketed by metal banks and brokers to the ultimate customer. Based upon the results of the updated feasibility study, we estimate the capital cost of the project to be approximately $135 million. In the second quarter of 2004, we obtained all operating permits. In the fourth quarter of 2004, we commenced construction activities at the project. An updated project review has confirmed the capital cost estimate for the project.

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. In December 2005, an election was held which resulted in a new president, without the necessity of a runoff election, as well as changes in numerous other levels of government. As a result, the Company is continuing the development of the project but has extended the construction period until it has been determined that the recent election has mitigated the political uncertainty. Additional construction work planned for the first half of 2006 includes the construction of access roads to and around the site, rough cut grading of the mill site, preparation of an ore stockpile area, movement of some ore to stockpile and the construction of a fence around the perimeter of the plant site area. As a result, the previously estimated construction period of 20 months and the original projected commencement of commercial production has been impacted. The Company is targeting July 1, 2006 for the resumption of full-scale construction activities at the site. The Company continues to monitor the events in Bolivia to determine when to commence full scale construction activities. The Company believes that commercial production could begin as early as 2007.

        Coeur expended approximately $10.5 million in 2005 and plans to incur construction costs of approximately $65.6 million in 2006, assuming a more aggressive construction schedule is implemented during the year.

        The San Bartolome project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. The estimate of mineralized material indicated by the geologic studies performed to date are preliminary in nature and may differ materially after further metallurgical testing is completed. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of Bolivia may also present challenges.

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

Year-end Probable Ore Reserves (1) - San Bartolome Project

	2005	2004	2003
Tons (000’s)	46,176	46,176	35,274
Ounces of silver per ton	3.29	3.29	3.48
Contained ounces of silver (000’s)	151,882	151,882	122,816

Year-end Mineralized Material - San Bartolome Project

	2005	2004	2003
Tons (000’s)	1,166	1,166	238
Ounces of silver per ton	3.44	3.44	4.16

(1)	Metal prices used in calculating proven and probable reserves were $6.00 per ounce of silver.

        Alaska –Kensington Gold Project

        On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the “Sellers”), giving Coeur 100% ownership of the Kensington property. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 ½% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.

        During the fourth quarter of 2004, the U.S. Forest Service issued its Record of Decision (“ROD”) for the Final Supplemental Environmental Impact Statement (“FSEIS”). An environmental group, Southeast Alaska Conservation Council (“SEACC”), and a group of other community and private environmental groups, appealed the issuance of the ROD. On March 23, 2005, the US Forest Service upheld the decision to approve the FSEIS. On June 28, 2005, the Company received the Environmental Protection Agency’s (“EPA”) National Pollution Discharge Elimination System (“NPDES”) Permit. In addition, the Company received the U.S. Army Corps of Engineers (“Corps of Engineers”) 404 Wetlands Permit, which authorized the construction of a Lower Slate Lake tailings facility, millsite road improvements and a Slate Creek Cove dock facility. All permits were reviewed for consistency by both the Alaska Coastal Management and Department of Governmental Coordination, which issued its final ACMP permit certification. On June 6, 2005, two environmental groups, Lynn Canal Conservation Inc. and the Sierra Club, Alaska Chapter filed an appeal of the State of Alaska 401 certification of the Corps of Engineers’ approval of the project. Both the State of Alaska and the Company responded in opposition of the appeal to the Commissioner of the Department of Environmental Conservation. The Commissioner denied a hearing which concluded the administrative appeal process.

        On September 12, 2005, SEACC, the Sierra Club and Lynn Canal Conservation filed a lawsuit in Federal District Court in Alaska challenging the permits issued by the Corps of Engineers and the US Forest Service and on November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit. The Company has submitted a work plan which defines the activities at the project that are not impacted by the 404 permit or are allowable activities under the 404 permit that can continue during the suspension by the Corps of Engineers. The Company has been continuing its drilling and exploration activities and progressing construction pursuant to the work plan. The Company is unable to predict the impact of this suspension or litigation on the project at this time.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Due to a general increase in commodity prices impacting the industry in general, the Company retained an independent engineering firm to review its capital cost estimate during the fourth quarter of 2005. As a result of increased earthwork requirements, increased storm water management programs, the costs associated with the challenges to the project’s permits and the general increase in commodity prices, the Company currently estimates the total cost of construction to be approximately $190 million. Construction commenced during the third quarter of 2005 and is expected to take approximately 18 months. The Company believes that commercial production could commence as early as late 2007, subject to successful resolution of the permitting and litigation issues described above.

        During 2005, the Company invested $50.2 million in connection with the development of the mine, of which $44.2 million was capitalized. The Company plans to spend approximately $76.7 million on the project during 2006.

        The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

Year-end Proven and Probable Ore Reserves (1) - Kensington Property

	2005(2)	2004(2)	2003
Tons (000’s)	4,206	4,206	4,113
Ounces of gold per ton	0.25	0.25	0.24
Contained ounces of gold	1,050,000	1,050,000	1,003,000

Year-end Mineralized Material

	2005	2004	2003
Tons (000’s)	3,116	3,116	7,262
Ounces of gold per ton	0.27	0.27	0.12

(1)	A gold price of $375 per ounce was used to determine ore reserves.

(2)	Reserves shown are based on the study dated June 15, 2004.

        Not all Kensington ore zones have been fully delineated internally, or at depth or on strike and several peripheral zones and veins remain to be explored. In the third quarter of 2005 the Company commenced an exploration program designed to increase the size and geologic continuity of gold mineralization currently in its mineralized material inventory and ultimately result in an increase in proven and probable reserves. For the year, a total of $2.2 million was spent on this exploration program which consisted of completion of approximately 34,000 feet of core drilling, sampling and assaying from underground platforms at Kensington. The program will be continued into 2006 and an updated model of reserves and additional mineralized material is expected to be completed in the third quarter of 2006. A total of 74 holes were drilled in 2005 of which 62, or 87%, encountered gold mineralization with assays greater than or equal to 0.120 troy ounces per short ton; the expected cut-off grade for the current mineralized material. Based on the drilling completed to date, the Company expects to convert a significant portion of the existing mineralized material into reserves and expects the total reserves and mineralized material to increase during 2006 although there can be no assurance we will be able to do so. In addition, the Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property where approximately $0.7 million was spent on approximately 5,000 feet of core drilling, sampling and assaying. The Company’s rights to use and develop the Jualin property are subject to an Amended Lease Agreement dated August 5, 2005 between Hyak Mining Company Inc. as Lessor and Coeur Alaska Inc. as Lessee which expires in August 2020 with provision for lease extension.

EXPLORATION ACTIVITY

        Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania and Bolivia. Exploration expenses of approximately $11.9 million, $9.7 million and $4.9 million were incurred by the Company in connection with exploration activities in 2005, 2004 and 2003, respectively.

        Donald J. Birak, Coeur’s Senior Vice President of Exploration, is the qualified person responsible for the preparation of the scientific and technical information in this Annual Report on Form 10-K. Mr. Birak has reviewed the available data and procedures and believes the calculations of mineral resources and mineral reserves were conducted in a professional and competent manner.

        Cerro Bayo Mine, Chile

        Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $4.8 million was spent in exploration during 2005. A total of nearly 245,000 feet of core drilling was completed during the year primarily to discover new mineral resources and define new mineral reserves.

        The Company believes that there is potential to discover additional high grade veins within the entire Cerro Bayo district, which is over 2.5 miles east–west by 6 miles north-south. The exploration budget for 2006 is estimated to be $4.9 million.

        Martha Mine, Argentina

        Coeur had encouraging exploration results at its 100%-owned high-grade silver Martha Mine area located in Santa Cruz Province, Argentina. The underground mine is approximately 270 miles southeast of Coeur’s Cerro Bayo property located in Southern Chile.

        Coeur continued a mine development and exploration program during 2005 and focused primarily on areas around the 100 acre Martha mine property. The Martha vein, which is exposed for over one mile, is one of seven presently known veins that have had very limited exploration prior to Coeur’s acquisition of the property. Coeur’s efforts consisted of mapping, sampling and nearly 83,000 feet of core drilling for a total expenditure of $2.7 million.

        The 2005 program was successful in discovering extensions of high grade ore along the strike of the Martha and R4 veins within the mine itself as well as locating several new high-grade ore shoots, in the depth and eastern extensions of the known veins. An ongoing drill program during 2006 is planned to expand the high-grade mineralization discovered in 2005 and to explore for additional high-grade veins.

        Coeur also continued reconnaissance on its large land package in Santa Cruz Province surrounding the Martha mine as well as 90 miles to the north surrounding its Lejano property. The Company plans to continue to map, sample and drill targets on its holdings in 2006.

        Tanzania, Africa

        During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Victoria Gold Belt of Tanzania, Africa. The prospecting licenses are valid for a period of three years and contain renewal options. During 2005, work consisted of mapping, sampling and acquisition and interpretation of geophysical and remote sensing data. As a result of this work, a large gold-in-soil anomaly, measuring over 2 kilometers (1.2 miles) long in an east-west orientation, by over 0.5 kilometers (0.3 miles) wide was defined on the Geita 2 exploration concession. Other, smaller-scale gold anomalies were also defined on this 105 square kilometer-sized property which lies on the same belt of Archean-aged rocks, commonly termed “greenstone”, which host the Geita gold mine to the east. Greenstone rocks, a mixture of volcanic, sedimentary and intrusive rocks, are a major host to gold mineralization around the globe. During 2005 the company added the Sargurwa property, northwest of its Geita 2 concession, to its portfolio through an option agreement with a local Tanzanian group of owners.

        Plans for 2006 are to conduct shallow rotary air-blast (RAB) drilling on Geita 2 to determine the source of the gold-in-soil anomaly and map bedrock geology under the lateritic terrain typical of east Africa and follow-up with deeper core drilling on favorable RAB drilling and geochemical results, as well as reconnaissance activity on the Company’s other parcels. During 2006, the Company plans to spend approximately $0.8 million on exploration activities which, if successful, could identify targets for drilling later in 2006.

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

	Year Ended December 31,
	2005		2004		2003
	High	Low	High	Low	High	Low
Silver	$9.11	$6.38	$8.24	$5.57	$5.97	$4.39
Gold	$536.50	$411.10	$454.20	$375.00	$416.25	319.90

MARKETING

        The Company markets its metals products and concentrates primarily to bullion trading banks and third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 40%, 48% and 41% of total sales of metals in 2005, 2004 and 2003, respectively, and sales of metal concentrates to third party smelters amounted to approximately 60%, 52% and 59% of total metal sales in 2005, 2004 and 2003, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the product and availability of alternative trading banks. In 2005, the Company had sales of concentrates to two third- party smelters which constituted 10% or more of the Company’s total metal sales. A significant delay or disruption as the result of a disruption in the Company’s contracts could have a materially adverse effect on our operations if we were unable to locate an alternate smelter to treat our concentrates.

        The Company has no future silver or gold production hedged at December 31, 2005 and has no plans to hedge its silver in the future. Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Silver has been sold at spot prices prevailing at the time of sale. Entering into forward sale contracts is a strategy which can be used to enhance revenues and/or mitigate some of the risks associated with fluctuating precious metals prices. For further details of the Company’s gold sales program please refer to Note M – Derivative Financial Instruments and Fair Value Financial Instruments of the Company’s Consolidated Financial Statements and Accompanying Notes.

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

        For the years ended December 31, 2005, 2004 and 2003, the Company expended $5.1 million, $4.4 million and $4.5 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $3.7 million for that purpose in 2006. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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

Proposed Mining Legislation

        Legislation has been introduced, on several occasions, in the U.S. Congress to change the Mining Act under which the Company holds mining claims on public lands. It is possible that the Mining Act may be amended or be replaced by more onerous legislation in the future. Previously proposed legislation contained new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. The Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Act on public lands they administer, which, if reintroduced, may result in additional procedures and environmental conditions and standards on those lands.

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

        The Company does not directly hold any interest in mining properties in Australia. However, under the respective Silver Sale Agreements with CBH Resources Limited and Perilya Broken Hill Limited, the Company has purchased the silver resources in the ground of these mining companies. These two companies are responsible for the mining operation and compliance with Government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. The mining properties of CBH and Perilya are subject to a range of State and Federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various Federal and State native title legislation recognizes and protects the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters, according to their traditional laws and customs, and may restrict mining and exploration activity and/or result in additional costs. CBH and Perilya are required to deal with a number of governmental departments in development and exploitation of their respective mining properties. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which its partners are subject in Australia.

Maintenance of Claims

        United States

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

        Chile

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

        Argentina

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

        The holder of a cateo has exclusive right to establish a Manifestation of Discovery (MD) on that cateo, but MD’s can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery – up to 840 hectares for vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. An MD can later be upgraded to a Mina (mining claim), which give the holder the right to begin commercial extraction of minerals.

        Bolivia

        The Bolivian national mining company, Corporacion Minera Bolivia (“Comibol”), is the underlying owner of all of the mining rights relating to the San Bartolome project, with the exception of the Thuru property, which is owned by the Cooperativa Reserva Fiscal, a local miners cooperative. Comibol’s ownership derives from the Supreme Decree 3196 in October 1952, when the government nationalized most of the mines in Potosi, except for Thuru. Except for Thuru, Comibol has leased the mining rights for the surface sucu or pallaco gravel deposits to several Potosi cooperatives. The cooperatives in turn have subleased their mining rights to Manquiri through a series of “joint venture” contracts. In addition to those agreements with the cooperatives, Coeur, through its subsidiary Manquiri, holds additional mining rights under lease agreements. All of Manquiri’s mining and surface rights collectively constitute the San Bartolome project.

        Australia

        At mining properties in Australia operated by CBH Resources Limited and Perilya Broken Hill Limited, operations are conducted on designated Mining Leases issued by the relevant State Government mining department. Mining Leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, both CBH Resources Limited and Perilya Broken Hill Limited hold a range of exploration titles permits which are also issued by the respective State government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs on the leases to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.

EMPLOYEES

        The number of full-time employees at December 31, 2005 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff & Office	38
Silver Valley - Galena Mine (1)	181
Rochester Mine	226
Kensington Property	38
Chilean Corporate Staff & Office	48
Cerro Bayo Mine (1)	509
Mina Martha/Argentina (1)	128
San Bartolome	38

Total	1,206

(1)	The Company maintains a labor agreement with the United Steelworkers of America at its Coeur Silver Valley mine. The agreement is effective from March 26, 2003 to March 1, 2006, which was further extended to September 1, 2006. The Company also maintains a labor agreement with Syndicate De Trabayadores De Compania Minera Cerro Bayo LTA at its Cerro Bayo Chile mine. The agreement is effective from December 22, 2005 to December 21, 2007. As of December 31, 2005, the Company had approximately 25% of its labor force covered by collective bargaining. In Argentina, the Company’s production workforce is not currently represented by a union; however, negotiations started in February 2006 with the Asociacion Obrea Minera Argentina with the intent of reaching a labor agreement by the end of March 2006. Management believes it has a satisfactory relationship with its Union workforce.

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

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative maximum of $3.0 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commences on May 14, 2006 and expires after May 14, 2021.

        States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation

        During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation.

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

        During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960‘s, shut the operations down in the early 1970‘s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

        Argentina Regulatory Issues

        In September 2004 the Provincial government in Argentina made a formal demand upon the Company’s wholly owned subsidiary which operates the Martha Mine for royalty payment attributed to ore mined and shipped in excess of payments made before the demand. The government has taken the position that an insufficient royalty was being paid. The demand was in the approximate amount of $0.3 million. The Company paid the demand under protest and is contesting the amount through an administrative review procedure. The Provincial government may make further such demands attributed to additional ore shipped from the mine. The Company is not able to predict at this time what the position of the Provincial government will be nor the amount of exposure associated with further demands, if such demands are made.

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

        At this point, neither the Company, Polimet nor any officer or director has been served with any complaint or subpoena, given any official written notice or formally charged with any offense. Consequently, the Company cannot predict with certainty or specificity any allegations that may ultimately be brought against the Company, Polimet or their individual directors or officers, or what remedies may ultimately be sought or obtained against the Company. If the Company suffers any losses or damages related to operation of the Martha mine prior to the Company’s ownership, the Company would expect to pursue indemnification against the previous owner of Polimet.

        In December 2005, the Company was notified that the prosecutor assigned to the investigation had recommended that the investigation be concluded with no action to be taken against the Company or Polimet. Based upon this information, the Company believes there will be no formal charges or notification of an action against the Company.

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

        On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit. The Company has submitted a work plan which will define the activities at the project that are not impacted by the 404 permit or are allowable activities under the 404 permit that can continue during the suspension by the Corps of Engineers. The Company is unable to predict the impact of this suspension or litigation on the project at this time.

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

AVAILABLE INFORMATION

        The Company’s website is http://www.coeur.com. Coeur makes available free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Forms 3 and 4, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available at our website www.coeur.com. Coeur has adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the chief executive officer, chief financial officer and chief accounting officer. A copy of the code of ethics and our Corporate Governance Guidelines are available at our website www.coeur.com. Information contained on the Company’s website is not a part of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 4A. Executive Officers of the Registrant.

        The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since
Dennis E. Wheeler	63	Chairman of the Board	1992
		Chief Executive Officer and President	1986
James A. Sabala	51	Executive Vice President, Chief Financial Officer	2003
		and Treasurer
Harry F. Cougher	63	Senior Vice President - North American Operations	2005
James K. Duff	61	President - South American Operations	2005
Donald J. Birak	52	Senior Vice President - Exploration	2004
Alan L. Wilder	57	Senior Vice President - Project Development	2004
Gary W. Banbury	53	Senior Vice President	2004
		Chief Administrative Officer
Kelli C. Kast	39	Vice President, General Counsel and	2005
		Corporate Secretary
W. Scott Lamb	51	Vice President of Investor Relations	2005
James R. Arnold	53	Vice President - Technical Services	2003
Mitchell J. Krebs	34	Vice President - Corporate Development	2003
Tom T. Angelos	50	Controller	2004
		Chief Accounting Officer

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

James K. Duff was appointed President South American Operations September of 2005. Prior to that Mr. Duff served as President Empressa Manquiri SA from June 2005 to September 2005. Prior to that he was employed as an independent contractor by Coeur from November 2002 to June 2005 and prior to that he was employed from March 1990 to November 2002 as Vice President Business Development for Coeur d’Alene Mines.

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

Kelli C. Kast was appointed Vice President General Counsel and Corporate Secretary in May 2005. Prior to that Ms. Kast served as Corporate Counsel for HealtheTech. Inc. from April 2004 to April 2005. Prior thereto, she served as Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. from December 1997 through February 2003.

W. Scott Lamb was appointed Vice President Investor Relations in August 2005. Prior to that Mr. Lamb was employed with Kaiser Aluminum Corporation from January 1992 to July 2005 as Vice President Investor Relations and Corporate Communications.

James R. Arnold was appointed as Vice President Technical Services in June 2003. From February 2002 to May 2003, Mr. Arnold served as Chief Operating Officer of Earthworks Technologies, Inc., a wholly owned subsidiary of Coeur. In addition, he was a principal with Knight Piesold and Company from September 1997 until February 2002 where he served as President and CEO.

Mitchell J. Krebs was appointed to the position of Vice President—Corporate Development of Coeur in February 2003. Mr. Krebs was employed as an independent consultant from September 2001 through January 2003, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by Coeur as Manager—Acquisition Evaluation.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”), the Toronto Stock Exchange and the Pacific Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	High	Low
2004
First Quarter	$ 7.67	$ 5.34
Second Quarter	$ 7.14	$ 3.88
Third Quarter	$ 4.74	$ 3.10
Fourth Quarter	$ 5.21	$ 3.93
2005
First Quarter	$ 4.37	$ 3.33
Second Quarter	$ 3.75	$ 2.75
Third Quarter	$ 4.32	$ 3.36
Fourth Quarter	$ 4.59	$ 3.62
2006
First Quarter (through February 28, 2006)	$ 5.73	$ 4.11

        The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

        At February 28, 2006, there were 4,970 record holders of the Company’s outstanding Common Stock.

        The Company did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2005.

        The Company made no repurchases of its common stock during the year ended December 31, 2005.

        Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2005 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	2,218,629	3.16	6,022,993
Equity compensation
plans not approved
by security holders	--	--	--

Total	2,218,629	3.16	6,022,993

Item 6. Selected Financial Data

        The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2005	2004	2003	2002	2001
	(In thousands except per share data)
Revenues:
Sales of metal	$172,336	$132,807	$110,703	$88,436	$70,589

Costs and expenses:
Production costs applicable to sales	104,930	82,352	80,042	84,958	70,538
Depreciation and depletion	20,885	18,800	16,627	13,511	11,347
Administrative and general	19,417	15,914	12,264	8,806	8,122
Exploration	11,914	9,651	4,947	3,849	10,046
Pre-development	6,057	11,449	1,967	2,606	--
Write-down of mining properties and other	1,379	1,983	6,393	23,060	9,946
Litigation settlement	1,600	--	--	--	--

Total costs and expenses	166,182	140,149	122,240	136,790	109,999

Other income (expense)
Interest and other income	8,365	3,205	2,019	8,544	2,712
Interest expense, net	(2,485)	(2,831)	(12,851)	(21,948)	(14,592)
Merger expenses	--	(15,675)	--	--	--
(Loss) gain on early retirement of debt	--	--	(41,564)	(19,061)	48,217

Total other income (expense)	5,880	(15,301)	(52,396)	(32,465)	36,337

Income (loss) from continuing operations before
income taxes	12,034	(22,643)	(63,933)	(80,819)	(3,073)
Income tax (provision) benefit	(1,483)	5,785	7	--	6

Income (loss) before cumulative effect of change in
accounting principle	10,551	(16,858)	(63,926)	(80,819)	(3,067)
Cumulative effect of accounting change	--	--	(2,306)	--	--

Net income (loss)	$10,551	$(16,858)	$(66,232)	$(80,819)	$(3,067)

Other comprehensive income (loss)	447	(908)	(556)	(1,470)	821

Comprehensive income (loss)	10,998	(17,766)	(66,788)	(82,289)	(2,246)

Basic and Diluted Income (Loss) Per Share Data:
Basic income (loss)	$0.04	$(0.08)	$(0.39)	$(1.03)	$(0.07)

Diluted income (loss)	$0.04	$(0.08)	$(0. 39	$(1.03)	$(0.07)

Weighted average number of shares of
Common stock
Basic	242,915	215,969	168,186	78,193	41,946

Diluted	243,683	215,969	168,186	78,193	41,946

Balance Sheet Data:	2005	2004	2003	2002	2001
	(In thousands except per share data)
Total assets	$594,816	$525,777	$259,467	$173,491	$210,380
Working capital	$285,114	$349,560	$100,315	$7,034	$16,270
Long-term liabilities	$219,372	$210,173	$39,529	$89,711	$141,877
Shareholders’ equity	$341,553	$293,454	$197,478	$47,687	$26,788

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

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to continue as a leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, exploration and/or development properties with a view to reducing the Company’s cash and total costs, provide short-term positive cash flow return and expand its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.

        The Rochester mine, Cerro Bayo mine/Martha mine and Silver Valley’s Galena mine, each operated by the Company, and the Endeavor and Broken Hill mines which are operated by others, constituted the Company’s principal sources of mining revenues in 2005.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, amortization and accretion of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

        At December 31, 2005, the Company had outstanding provisionally priced sales of $53.6 million consisting of 4.3 million ounces of silver, 40,000 ounces of gold and 0.5 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $43,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $40,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $5,200. At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million, consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,755; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including, silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the years ended December 31, 2005, 2004 and 2003.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $54.6 million as of December 31, 2005. Of this amount, $25.4 million is reported as a current asset and $29.2 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for production issues encountered during the period.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	4.9 million	11,900	23,800	35,800
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery rates	$0.78	$1.36	$1.82	$0.36	$0.68	$0.97
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery rates	$1.08	$2.70	$5.35	$0.42	$0.91	$1.48

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for production issues encountered during the period, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

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

Operating Statistics and Reserve Estimates

        The Company’s total production in 2005 was 13.7 million ounces of silver and 134,227 ounces of gold, compared to 14.1 million ounces of silver and 129,686 ounces of gold in 2004. Total estimated proven and probable reserves at December 31, 2005 were approximately 221.4 million ounces of silver and 1.3 million ounces of gold, compared to silver and gold reserves at December 31, 2004 of approximately 196.2 million ounces and 1.4 million ounces, respectively.

        The following table shows the estimated amounts of proven and probable reserves and mineralized material at the Company’s following locations (1):

	Proven and Probable (1)					Mineralized Material
	Tons (000’s)	Grade Ag oz/t	Grade Au oz/t	Ounces AG (000’s)	Ounces AU (000’s)	Tons (000’s)	Grade Ag oz/t	Grade Au oz/t
Rochester	10,168.86		.011	8,765	113	15,646	1.03	.01
Silver Valley	444	24.50	--	10,879	--	2,580	11.74	--
Cerro Bayo	935	8.00	.14	7,476	132	4,113	6.19	.10
Mina Martha	67	60.29	.08	4,054	5	134	45.37	.05
San Bartolome	46,176	3.29	--	151,882	--	1,166	3.44	--
Kensington	4,206	--	.25	--	1,050	3,116	--	.27
Endeavor (2)	12,125	1.93	--	23,341	--	8,488	2.03	--
Broken Hill (3)	11,519	1.30	--	14,955	--	10,825	1.93	--

Total tons	85,640			221,352	1,300	46,068

Summary by metal:	Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)			Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)
Silver	81,434	2.72				42,952	2.80
Gold	15,376		0.08			23,009		0.06

(1)	Reserves using silver price of $6.50 and gold price of $410, except for Endeavor which uses a $7.06 silver price, San Bartolome which uses a $6.00/oz. silver price and Kensington which uses a gold price of $375.
(2)	Reserves are provided by the operator as of June 30, 2005, the end of the operator’s most recent fiscal year. These totals do not include additions or depletions through December 31, 2005.
(3)	Reserves are provided by the operator as of March 31, 2005. These totals do not include additions or depletions through December 31, 2005.

The ore reserves at December 31, 2005 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at mines operated by the Company at different pricing ranges.

Proven and Probable Ore Reserve Sensitivity to Prices

	Per ounce Silver Price	Per ounce Gold Price	Tons (000’s)	(000’s) Ounces AG	(000’s) Ounces AU
Rochester (1)	$6.00	$400	10,168	8,765	113
	$6.50	$410	10,168	8,765	113
	$7.00	$425	10,168	8,765	113
	$7.65	$465	10,168	8,765	113
Silver Valley	$6.00	$400	261	6,810	--
	$6.50	$410	444	10,879	--
	$7.00	$425	584	13,248	--
	$7.65	$465	756	15,292	--
Cerro Bayo	$6.00	$400	869	7,080	125
	$6.50	$410	935	7,476	132
	$7.00	$425	935	7,476	132
	$7.65	$465	967	7,602	134
Mina Martha	$6.00	$400	62	3,932	5
	$6.50	$410	67	4,054	5
	$7.00	$425	69	4,172	6
	$7.65	$465	69	4,172	6

(1)	Due to constraints related to the current mine plan and mining equipment fleet, the Rochester reserve does not change within the specific range of metals prices.

        The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2005	2004	2003
ROCHESTER MINE
Silver ozs	5,720,489	5,669,074	5,585,385
Gold ozs	70,298	69,456	52,363
Cash Costs per oz./silver	$4.82	$3.93	$4.67
Total Costs per oz./silver	$6.66	$5.66	$5.58
GALENA MINE (COEUR SILVER VALLEY)
Silver ozs	2,060,338	3,521,813	3,735,663
Gold ozs	282	354	843
Cash Costs per oz./silver	$8.37	$5.46	$4.66
Total Costs per oz./silver	$9.34	$6.02	$5.03
CERRO BAYO MINE
Silver ozs	2,875,047	3,235,192	3,319,429
Gold ozs	61,058	57,558	65,370
Cash Costs per oz./silver	$0.54	$1.01	$(0.04)
Total Costs per oz./silver	$2.30	$2.43	$2.39
MARTHA MINE
Silver ozs	2,093,464	1,709,069	1,549,425
Gold ozs	2,589	2,318	1,785
Cash costs per oz./silver	$4.60	$4.08	$1.96
Total costs per oz./silver	$5.01	$5.05	$2.82
ENDEAVOR MINE (A)
Silver ozs	316,169	--	--
Cash Costs per oz./silver	$2.05	--	--
Total Costs per oz./silver	$3.35	--	--
BROKEN HILL MINE (A)
Silver ozs	657,093	--	--
Cash costs per oz./silver	$2.72	--	--
Total costs per oz./silver	$5.47	--	--
CONSOLIDATED PRODUCTION TOTALS
Silver ozs	13,722,600	14,135,148	14,189,902
Gold ozs	134,227	129,686	120,361
Cash costs per oz./silver	$4.26	$3.66	$3.27
Total costs per oz./silver	$5.77	$4.94	$4.39
CONSOLIDATED SALES TOTAL
Silver ozs. sold	14,707,933	13,354,961	15,032,114
Gold ozs. sold	146,749	117,257	128,899
Realized price per silver oz	$7.44	$6.82	$4.89
Realized price per gold oz	$452	$409	$345

(A)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

        The following tables present reconciliation between Non-GAAP cash costs per ounce to GAAP production costs:

YEAR ENDED DECEMBER 31, 2005
(In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	5,720,489	2,060,338	2,875,047	2,093,464	316,169	657,093	13,722,600
Cash Costs per ounce	$4.82	$8.37	$0.54	$4.60	$2.05	$2.72	$4.26

Total Cash Costs	27,575	$17,248	$1,542	$9,637	$648	$1,790	$58,440
Add/Subtract:
Third Party Smelting Costs	--	(3,091)	(2,783)	(1,165)	(370)	(570)	(7,979)
By-Product Credit	31,601	2,722	27,114	1,152	--	--	62,589
Deferred Stripping Adjustment	140	--	--	--	--	--	140
Change in Inventory	(14,769)	(181)	7,421	(328)	--	(403)	(8,260)

Production costs applicable to
sales	$44,547	$16,698	$33,294	$9,296	$278	$817	$104,930

YEAR ENDED DECEMBER 31, 2004
(In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	5,669,074	3,521,813	3,235,192	1,709,069	--	--	14,135,148
Cash Costs per ounce	$3.93	$5.46	$1.01	$4.08	--	--	$3.66

Total Cash Costs (000’s)	$22,287	$19,231	$3,253	$6,975	--	--	$51,746
Add/Subtract:
Third Party Smelting Costs	--	(5,117)	(4,106)	(887)	--	--	(10,110)
By-Product Credit	28,646	3,766	23,845	951	--	--	57,208
Deferred Stripping Adjustment	(403)	1	110	--	--	--	(292)
Change in Inventory	(13,380)	756	(3,212)	(364)	--	--	(16,200)

Production costs applicable to
sales	$37,150	$18,637	$19,890	$6,675	--	--	$82,352

YEAR ENDED DECEMBER 31, 2003
(In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	5,585,385	3,735,663	3,319,429	1,549,425	--	--	14,189,902
Cash Costs per ounce	$4.67	$4.66	$(0.04)	$1.96	--	--	$3.27

Total Cash Costs (000’s)	$26,062	$17,392	$(132)	$3,043	--	--	$46,365
Add/Subtract:
Third Party Smelting Costs	--	(4,410)	(3,118)	(716)	--	--	(8,244)
By-Product Credit	18,980	2,256	23,735	648	--	--	45,619
Deferred Stripping Adjustment	(322)	--	--	--	--	--	(322)
Change in Inventory	(5,149)	(165)	1,465	473	--	--	(3,376)

Production costs applicable to
sales	$39,571	$15,073	$21,950	$3,448	--	--	$80,042

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Revenues

        Sales of metal in the year ended December 31, 2005 increased by $39.5 million, or 30%, over the year ended December 31, 2004 to $172.3 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2005 and increased metal prices realized in 2005 as compared to 2004. In 2005, the Company sold 14.7 million ounces of silver and 146,749 ounces of gold, compared to sales of 13.4 million ounces of silver and 117,257 ounces of gold in 2004. In the year ended December 31, 2005, the Company realized average silver and gold prices of $7.44 and $452, respectively, compared with realized average prices of $6.82 and $409, respectively, in the prior year.

        In the year ended December 31, 2005, the Company produced a total of 13.7 million ounces of silver and 134,227 ounces of gold compared to 14.1 million ounces of silver and 129,686 ounces of gold in 2004. The lower silver production in 2005, as compared to 2004, was primarily due to lower production at the Galena mine which was the result of lower than expected ore grades from the Lower 72 Vein area and shorter than expected strike length of the 2400 Upper silver vein which necessitated the redevelopment of these areas to reach higher ore grade horizons in the ore block. In addition, poor ground conditions have delayed the development and mining of the 112 vein. This was partially offset by higher silver production from the Rochester and Martha mines. In addition, on May 23, 2005, the Company acquired silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a subsidiary of CBH Resources Ltd. Coeur’s share of silver production there amounted to 316,169 ounces. On September 8, 2005, the Company acquired silver production and reserves contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. Coeur’s share of silver production at that mine from September 8, 2005 to December 31, 2005 amounted to 657,093 ounces.

        Costs, Expenses and Write-downs

        The following table sets forth year 2005 versus year 2004 costs, expenses and write-downs:

        Production costs applicable to sales in the year ended December 31, 2005 increased by $22.6 million, or 27%, from the year ended December 31, 2004 to $104.9 million. The increase for the year is primarily the result of higher diesel, utility and operating materials and supply costs at the Company’s mining operations and the Company’s operating costs associated with the Company’s newly acquired interests in the Endeavor and Broken Hill mines.

        Depreciation and amortization increased in the year ended December 31, 2005 by $2.1 million, or 11%, over the prior year, primarily due to the increased depletion associated with the Company’s newly acquired interests in the Endeavor and Broken Hill mines.

        Administrative and general expenses increased $3.5 million in the year ended December 31, 2005 compared to 2004 due primarily to higher outside audit services of $1.4 million related to financial reporting compliance activities, higher compensation costs of $0.7 million and $1.4 million in increased other general administration expenses.

        Exploration expenses increased $2.3 million in the year ended December 31, 2005 compared to 2004, due to increased exploration activities at the Kensington, Cerro Bayo and Martha mines.

        Pre-development expense decreased $5.4 million to $6.1 million due to the classification of the San Bartolome and Kensington projects as development-stage properties in the fourth quarter of 2004 and the third quarter of 2005, respectively.

        Write-downs of mining properties and other expenses amounted to $1.4 million in 2005 compared to $2.0 million in 2004. The decrease is primarily due to reduced holding costs on inactive properties.

        During the first quarter of 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston on April 6, 2005. See Note Q — Litigation.

        Other Income and Expenses

        Interest and other income in the year ended December 31, 2005 increased by $5.2 million compared with the year ended December 31, 2004 due to higher interest rates earned on the Company’s cash, cash equivalents and short-term investments. Interest expense decreased $0.3 million in the year ended December 31, 2005 compared to 2004, due to the fact that the Company began capitalizing a portion of its interest expense associated with the capitalization of development expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $0.2 million in 2005 compared to $0.1 million in 2004.

        Expenses of $15.7 million were incurred in 2004 in connection with the Company’s tender offer for outstanding shares of Wheaton River Minerals Ltd. That offer expired on September 30, 2004, with Coeur not purchasing any Wheaton shares tendered due to unsatisfied conditions of the offer. No such expenses were incurred in 2005.

        Income Taxes

        For the year ended December 31, 2005, the Company recorded an income tax provision of approximately $1.5 million. The tax provision is comprised of $4.2 million deferred tax provision, reduced by a $1.7 million deferred tax benefit primarily arising from a release of valuation allowance due to increased proven and probable reserves and revised projected future taxable income at the Cerro Bayo mine, a $0.8 million deferred tax benefit primarily from the release of valuation allowance associated with net operating losses and other deductible temporary differences in Argentina, and a current benefit of approximately $0.2 million primarily from the carryback of alternative minimum tax net operating losses which had previously been provided for. As of December 31, 2005, the net foreign deferred tax asset is approximately $2.8 million ($2.1 million current and $0.7 million non-current).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Revenues

        Sales of concentrates and dorè in the year ended December 31, 2004 increased by $22.1 million, or 20%, over the year ended December 31, 2003 to $132.8 million. The increase in sales was attributable to increased metal prices received in 2004 compared with 2003. In 2004, the Company sold 13.4 million ounces of silver and 117,257 ounces of gold, compared to sales of 15.0 million ounces of silver and 128,899 ounces of gold in 2003. In the year ended December 31, 2004, the Company realized average silver and gold prices of $6.82 and $409, respectively, compared with realized average prices of $4.89 and $345, respectively, in the prior year.

        In the year ended December 31, 2004, the Company produced a total of 14.1 million ounces of silver and 129,686 ounces of gold compared to 14.2 million ounces of silver and 120,361 ounces of gold in 2003.

        Costs, Expenses and Write-downs

        The following table sets forth year 2004 versus year 2003 costs, expenses and write-downs:

        Production costs applicable to sales in the year ended December 31, 2004 increased by $2.3 million, or 3%, over the year ended December 31, 2003 to $82.4 million. The increase for the year is primarily due to increased costs at the Company’s Galena and Cerro Bayo/Martha mines. At the Galena mine, the cash cost per ounce of silver production increased to $5.46 per ounce compared to $4.66 per ounce in 2003. The higher cost in 2004 is attributable to the mining of lower-grade ore and the conversion to higher-cost mining methods needed to accommodate ground conditions in certain mining areas during 2004. Also contributing to higher costs were increased mine repair in connection with the ongoing optimization plan designed to increase production in future years. At the Cerro Bayo and Martha mines, the cash cost per ounce of production increased to $1.01 and $4.08 per silver ounce in 2004, respectively, compared to $(0.04) and $1.96 per silver ounce in 2003, respectively. The increase in costs is primarily attributable to the mining of lower-grade ore in 2004 compared to 2003. All operations were impacted by increasing costs for consumables, particularly diesel and steel. The increases at Galena and Cerro Bayo/Martha were partially offset by lower costs at the Rochester mine. At Rochester, the cash cost per ounce of silver production declined to $3.93 in 2004 compared to $4.67 in 2003. The decrease is primarily attributable to the increased production of by-product gold in 2004 occurring as a result of the mining of higher-grade gold ores.

        Depreciation and amortization increased in the year ended December 31, 2004 by $2.2 million, or 13%, over the prior year, primarily due to the placement of additional assets, particularly the new crusher facility at Rochester, in service during the year.

        Administrative and general expenses increased $3.7 million in the year ended December 31, 2004 compared to 2003 due primarily to costs associated with the implementation of Sarbanes-Oxley Section 404 activities, the termination of certain benefit plans and increased stock exchange fees resulting from an increase of the number of common shares outstanding.

        Exploration expenses increased $4.7 million in the year ended December 31, 2004 compared to 2003, due to increased exploration activity at the Cerro Bayo and Mina Martha mines and increased activity to identify additional business opportunities.

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

        Other Income and Expenses

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

        Income Taxes

        The Company recorded an income tax benefit of $5.8 million or 25.5% of pre-tax loss for the year 2004. The tax benefit is comprised of a $4.4 million benefit for income taxes associated with the expected utilization of past net operating losses and $1.4 million reversal of a previous tax accrual.

        Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2003, the Company was required by the FASB to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a cumulative effect of a change in accounting principle as of January 1, 2003. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. See Note H to the Consolidated Financial Statements – Reclamation and Remediation costs.

Liquidity and Capital Resources

        Working Capital; Cash and Cash Equivalents

        The Company’s working capital at December 31, 2005 was approximately $285.1 million compared to $349.6 million at December 31, 2004. The ratio of current assets to current liabilities was 9.4 to 1 at December 31, 2005 compared to 16.8 to 1 at December 31, 2004. The decrease in working capital is primarily the result of a decrease in cash and cash equivalents and short-term investments primarily related to activities as discussed below:

        Net cash provided by operating activities in 2005 was $6.7 million compared with net cash used in operating activities of $18.6 million in 2004. The increase of $25.3 million is primarily attributable to the change in net income.

        A total of $99.9 million was used in investing activities in 2005 compared to $43.8 million used in 2004. The increase of $56.1 million is due to an increase in capital expenditures related to the construction activities at the Kensington and San Bartolome projects and the acquisition of silver reserves and production from the Endeavor and Broken Hill mines.

        The Company’s financing activities provided $34.8 million of cash during 2005 compared to $273.0 million in 2004. The decrease is primarily due to the proceeds received from the issuance in 2004 of $113.1 million of common stock, net of issuance costs, and the issuance of 1 ¼% Convertible Senior Notes of $173.9 million, net of issuance costs, partially offset by the proceeds received of $35.9 million, net of issuance costs, from issuance of common stock in 2005.

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

        The Company estimates approximately $181.9 million will be spent during 2006 on capital expenditures at its operating mines and development-stage properties.

        Capitalized Expenditures

        During 2005, the Company expended $1.2 million at the Rochester mine, $4.8 million for continuing mine development at the Cerro Bayo and Mina Martha properties, $3.5 million at the Galena mine, $0.5 million for corporate and other activities, $10.5 million for the development of the San Bartolome project and $44.2 million for construction and development activities at Kensington. In addition, the Company paid $52.1 million for the acquired interests in Endeavor and Broken Hill. During 2006, the Company plans to expend approximately $0.5 million for investment activities at the Rochester mine, $3.3 million at the Galena mine, $6.1 million at Cerro Bayo, $2.4 million at Martha, $76.7 million at the Kensington development property, $65.9 million at the San Bartolome development property, $23.0 million for the remaining payment for the Endeavor acquisition and $4.0 million for corporate and other activities.

        Debt Reduction Program

        In 1998, the Company began a program of restructuring and reducing its outstanding indebtedness, which has resulted in a reduction of long-term debt from $246.5 million at December 31, 1998 to $180.0 million at December 31, 2004. In addition, the interest rate on the long-term debt has been reduced to 1 ¼%. A summary of the major components of the program for the years 2003 to 2005 is as follows:

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

        2004 Issuance of 1.25% Convertible Senior Notes

        On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1¼% Convertible Senior Notes due 2024 (“1¼% Notes”). The 1¼% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes was payable in cash at the rate of 1¼% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, or the acquisition of precious metals properties or businesses. Construction commenced at the San Bartolome and Kensington projects on October 1, 2004 and July 1, 2005, respectively. The Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement, including the accompanying prospectus supplement relating to the Notes.

        Issuances of Common Stock

        During 2005, the Company completed a public offering of 9.9 million shares of common stock at a public offering price of $3.70 per share. The Company realized total net proceeds for the offering of $35.9 million after payment of the underwriters’ discount.

        During 2004, the Company completed a public offering of 26.6 million shares of common stock at a public offering price of $4.50 per share, which included 1.6 million shares purchased by the underwriter at the offering price to cover over allotment. The Company realized total net proceeds for the offering, after payment of the underwriters’ discount, of $113.1 million.

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering, the proceeds of $13.5 million were used to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes.

        During the third quarter of 2003, the Company completed a public offering of 23.7 million shares of common stock at a public offering price of $3.40 per share, which included 3.1 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $75.8 million.

        On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate value of $0.3 million, or $1.40 per share. The shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia and for general corporate purposes. The sale of shares was effected pursuant to the Company’s shelf registration statement.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Convertible debt (1)	$180,000	$--	$--	$--	$180,000
Interest on convertible debt	40,500	2,250	4,500	4,500	29,250
Operating lease (2)	1,515	1,351	163	1	--
Capital lease (3)	2,105	1,189	916	--	--
Kensington Trust (4)	1,119	255	790	74	--
Hyak Mining Lease	9,930	231	462	3,462	5,775
TDA Grant (5)	546	546	--	--	--
Reclamation and mine closure (6)	49,173	1,144	4,339	9,395	34,295
Pension and health benefits (7)	5,042	240	594	815	3,393
Other long-term liabilities (8)	5,069	9	2,358	887	1,815

Total	$294,999	$7,215	$14,122	$19,134	$254,528

(1)	The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2005 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

(2)	The Company has entered into various operating lease agreements which expire over a period of five years.

(3)	The Company has entered into various capital lease agreements for commitments principally over the next year.

(4)	Purchase obligation for the Kensington property in Alaska.

(5)	The Company obtained a U.S. government grant to promote development in Bolivia. The amount received is to be reimbursed once a construction decision and financing are obtained.

(6)	Reclamation and mine closure amounts represent the Company’s estimate of the discounted cash flows of its legal obligation to reclaim and remediate mining properties. This amount will increase over the passage of time for accretion of the obligation and will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(7)	Pension and health benefit amounts were determined by the actuary and are estimated based on the census information for the employee or retiree for each respective plan.

(8)	The other long-term liabilities include amounts for severance, workers’ compensation and other miscellaneous accruals.

Risk Factors; Forward-Looking Statements

        For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A above. In addition, because the following discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

Environmental Compliance Expenditures

        For the years ended December 31, 2005, 2004, and 2003, the Company expended $5.1 million, $4.4 million and $4.5 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, bonding, earth moving, water treatment and re-vegetation activities.

        The Company estimates that environmental compliance expenditures during 2006 will be approximately $3.7 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

        The Company has no existing off-balance sheet arrangements as defined under accounting principles generally accepted in the United States.

Recent Accounting Pronouncements

        In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement now requires that these items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal” as previously stated in ARB No. 43, Chapter 5, “Intangible Assets”. In addition, this Statement requires that the allocation of fixed production overheads to costs of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that its current accounting practice is to recognize idle facilities as a current-period expense and, therefore, the adoption does not have a material impact on its financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding, as of January 1, 2006, will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant, adjusted for forfeitures, as utilized in the SFAS No. 123 pro forma disclosure above. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years. It is believed that adoption will impact the Company’s statement of operations by $0.6 million in 2006 and will not impact the Company’s cash flow.

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred stripping costs and the recognition of future post-production stripping costs as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from writedowns where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006 and will record a charge of approximately $0.4 million to write off deferred stripping costs, as the cumulative effect of a change in accounting method. Adoption of the new guidance will have no impact on the Company’s cash position.

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

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

        At December 31, 2005, the Company had outstanding provisionally priced sales of $53.6 million, consisting of 4.3 million ounces of silver, 40,000 ounces of gold and 0.5 million pounds of copper, which had a fair value of approximately $56.5 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $43,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $40,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $5,200.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During 2005, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 514 pesos to each U.S. dollar. At December 31, 2005, the Company had foreign exchange contracts to exchange $7.2 million U.S. dollars. At December 31, 2005, the fair value of the foreign exchange contracts was a liability of $0.2 million.

        All of the Company’s long-term debt at December 31, 2005, is fixed-rate based. The fair value of the Company’s long-term debt at December 31, 2005 was $146.7 million. The fair value was estimated based upon bond market closing prices near the balance sheet date.

Item 8. Financial Statements and Supplementary Data

        The financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based upon its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based upon those criteria.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Consolidated Balance Sheets – December 31, 2005 and 2004.

Consolidated Statements of Operations and Comprehensive Income (Loss) – Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(b)	Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	- Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(b)	- Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2004.)

3(c)	- Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Filed herewith.)

3(d)	- Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(e)	- Amendment to Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

4(a)	- Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174).)

4(b)	- Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1 ¼% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 7, 2004).

10(a)	- Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(b)	- Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(c)	- Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(d)	- Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

10(e)	- Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.) *

10(f)	- 1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(g)	- Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(h)	- 401k Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(i)	- Mining Lease, effective as of June 1, 1997, between Silver Valley Resources and American Silver Mining Company. (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(j)	- Mining Lease, effective as of April 23, 1996, between Silver Valley Resources Corporation and Sterling Mining Company. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(k)	- Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Silver Buckle Mines, Inc. (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(l)	- Mining Lease, effective as of March 21, 1997, between Silver Valley Resources Corporation and Placer Creek Mining Company. (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s Registration Statement on Form S-3 (File No. 333-40513).)

10(m)	- Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (James A. Sabala – January 13, 2003). (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10(n)	- Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Incorporated by reference to Exhibit 10(jj) to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002).

10(o)	- 2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2003.)

10(p)	- Employment Agreement, dated as of September 20, 2004, between the Registrant and Tom T. Angelos. (Incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10(q)	- Employment Agreement, dated as of July 15, 2004, between the Registrant and Alan L. Wilder. (Incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10(r)	- Silver Sale and Purchase Agreement, dated April 7, 2005, between CDE Australia Pty. Limited and Cobar Operations Pty. Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10(s)	- 2005 Non-Employee Directors’ Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s proxy statement dated April 5, 2005)

10(t)	- Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Harry F. Cougher (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(u)	- Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(v)	- Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(w)	- Amended and restated employment agreement and change in control agreement, effective June 1, 2005, between the Registrant and Kelli C. Kast (Filed herewith).

10(x)	- Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Gary W. Banbury (Filed herewith).

10(y)	- Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and James R. Arnold (Filed herewith).

10(z)	- Employment Agreement, dated as of September 17, 2002, between the Registrant and Dennis E. Wheeler (Filed herewith).

10(aa)	- Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(bb)	- Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10(cc)	- Employment agreement and change in control agreement, effective October 15, 2005, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10(dd)	- Form of Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).

10(ee)	- Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).

10(ff)	- Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).

21	- List of subsidiaries of the Registrant. (Filed herewith.)

23	- Consent of KPMG LLP (Filed herewith.)

31.1	- Certification of the CEO (Filed herewith.)

31.2	- Certification of the CFO (Filed herewith.)

32.1	- CEO Section 1350 Certification (Filed herewith.)

32.2	- CFO Section 1350 Certification (Filed herewith.)

(c)	Independent auditors’ reports are included herein as follows:

Report of KPMG LLP as of December 31, 2004 and for the years ended December 31, 2005, 2004 and 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
(Registrant)
Date: March 13, 2006	By: /s/ Dennis E. Wheeler
Dennis E. Wheeler
(Chairman, President and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler	Chairman, President, Chief Executive Officer	March 13, 2006
Dennis E. Wheeler	and Director
/s/ James A. Sabala	Executive Vice President	March 13, 2006
James A. Sabala	and Chief Financial Officer
/s/ Harry F. Cougher	Senior Vice President	March 13, 2006
Harry F. Cougher	North American Operations
/s/ James K. Duff	President - South American Operations	March 13, 2006
James K. Duff
/s/ Tom T. Angelos	Controller and Chief	March 13, 2006
Tom T. Angelos	Accounting Officer
/s/ Cecil D. Andrus	Director	March 13, 2006
Cecil D. Andrus
/s/ James J. Curran	Director	March 13, 2006
James J. Curran
/s/ Andrew D. Lundquist	Director	March 13, 2006
Andrew D. Lundquist
/s/ Robert E. Mellor	Director	March 13, 2006
Robert E. Mellor
/s/ John H. Robinson	Director	March 13, 2006
John H. Robinson
/s/ J. Kenneth Thompson	Director	March 13, 2006
J. Kenneth Thompson
/s/ Alex Vitale	Director	March 13, 2006
Alex Vitale
/s/ Timothy R. Winterer	Director	March 13, 2006
Timothy R. Winterer

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005

COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Reports of Independent Registered Public Accounting Firm	F-2 - F-4
Consolidated Balance Sheets - December 31, 2005 and 2004	F-5 - F-6
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years
Ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Changes in Shareholders’ Equity for
the Years Ended December 31, 2005, 2004 and 2003	F-8
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boise, Idaho
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coeur d’Alene Mines Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Coeur d’Alene Mines Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boise, Idaho
March 10, 2006

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$214,626	$273,079
Short-term investments	25,726	48,993
Receivables	30,022	10,634
Ore on leach pad	25,394	15,046
Metal and other inventory	15,369	17,639
Deferred tax assets	2,255	2,592
Prepaid expenses and other	5,613	3,727

	319,005	371,710
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	108,964	85,070
Less accumulated depreciation	(59,770)	(54,154)

	49,194	30,916
MINING PROPERTIES
Operational mining properties	131,577	121,344
Less accumulated depletion	(109,265)	(100,079)

	22,312	21,265
Mineral interests	72,201	20,125
Less accumulated depletion	(2,218)	--

	69,983	20,125
Non-producing and development properties	72,488	26,071

	164,783	67,461
OTHER ASSETS
Ore on leach pad, non-current portion	29,254	28,740
Restricted cash and cash equivalents	16,943	10,847
Debt issuance costs, net	5,454	5,757
Deferred tax assets	923	1,811
Other	9,260	8,535

	61,834	55,690

TOTAL ASSETS	$594,816	$525,777

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY	(In thousands except share data)
CURRENT LIABILITIES
Accounts payable	$17,936	$8,389
Accrued liabilities and other	6,002	5,306
Accrued interest payable	1,031	1,035
Accrued salaries and wages	8,419	6,379
Current portion of remediation costs	503	1,041

	33,891	22,150
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	30,988	23,670
Other long-term liabilities	8,384	6,503

	219,372	210,173
COMMITMENTS AND CONTINGENCIES
(See Notes I, J, L, M, N, O, P and R)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 250,961,353 and 241,028,303 shares in 2005 and 2004
(1,059,211 shares held in treasury)	250,961	241,028
Additional paid-in capital	656,977	629,809
Accumulated deficit	(551,357)	(561,908)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,838)	(2,285)

	341,553	293,454

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$594,816	$525,777

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2005	2004	2003
	(In Thousands, except per share data)
REVENUES
Sales of metal	$172,336	$132,807	$110,703
COSTS AND EXPENSES
Production costs applicable to sales	104,930	82,352	80,042
Depreciation and depletion	20,885	18,800	16,627
Administrative and general	19,417	15,914	12,264
Exploration	11,914	9,651	4,947
Pre-development	6,057	11,449	1,967
Write-down of mining properties and other holding costs	1,379	1,983	6,393
Litigation settlement	1,600	--	--

Total cost and expenses	166,182	140,149	122,240

OTHER INCOME AND EXPENSE
Interest and other income	8,365	3,205	2,019
Interest expense, net of capitalized interest	(2,485)	(2,831)	(12,851)
Merger expenses	--	(15,675)	--
Loss on exchange and early retirement of debt	--	--	(41,564)

Total other income and expense	5,880	(15,301)	(52,396)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,034	(22,643)	(63,933)
Income tax (provision) benefit	(1,483)	5,785	7

Income (loss) before cumulative effect of change in accounting
principle	10,551	(16,858)	(63,926)
Cumulative effect of accounting change	--	--	(2,306)

NET INCOME (LOSS)	10,551	(16,858)	(66,232)
Other comprehensive income (loss)	447	(908)	(556)

COMPREHENSIVE INCOME (LOSS)	$10,998	$(17,766)	$(66,788)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.08)	$(0.38)
Cumulative effect of accounting change	--	--	(0.01)

Net income (loss)	$0.04	$(0.08)	$(0.39)

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.08)	$(0.38)
Cumulative effect of accounting change	--	--	(0.01)

Net income (loss)	$0.04	$(0.08)	$(0.39)

Weighted average number of shares of common stock
Basic	242,915	215,969	168,186
Diluted	243,683	215,969	168,186

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For Years Ended December 31, 2005, 2004 and 2003 (In thousands except share data)
	Common Stock Shares	Common Stock $1 Par	Additional Paid-In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2003	119,653	$119,653	$420,863	$(478,818)	$(13,190)	$(821)	$47,687
Net Loss	--	--	--	(66,232)	--	--	(66,232)
Unrealized losses on short-term
investments and marketable securities	--	--	--	--	--	(306)	(306)
Change in fair value of derivative
hedging instruments, net of settlement	--	--	--	--	--	140	140
Excess additional pension liability over
unrecognized prior service cost	--	--	--	--	--	(390)	(390)
Conversions and exchanges of convertible
senior subordinated notes to
common stock	50,317	50,317	54,158	--	--	--	104,475
Interest on convertible senior
subordinated notes paid in common stock	5,878	5,878	3,169	--	--	--	9,047
Issuance of common stock	36,230	36,230	64,580	--	--	--	100,810
Common stock issued under long-term
incentive plans	1,290	1,290	(289)	--	--	--	1,001
Other	827	827	419	--	--	--	1,246

Balances at December 31, 2003	214,195	$214,195	$542,900	$(545,050)	$(13,190)	$(1,377)	$197,478
Net Loss	--	--	--	(16,858)	--	--	(16,858)
Unrealized losses on short-term
investments and marketable securities	--	--	--	--	--	(347)	(347)
Change in fair value of derivative
hedging instruments, net of settlements	--	--	--	--	--	(130)	(130)
Excess additional pension liability
over unrecognized prior service cost	--	--	--	--	--	(431)	(431)
Issuance of common stock	26,625	26,625	86,475	--	--	--	113,100
Common stock issued under long-term
incentive plans	208	208	432	--	--	--	640
Other	--	--	2	--	--	--	2

Balances at December 31, 2004	241,028	$241,028	$629,809	$(561,908)	$(13,190)	$(2,285)	$293,454
Net Income	--	--	--	10,551	--	--	10,551
Unrealized gain on short-term
investments and marketable securities	--	--	--	--	--	853	853
Change in fair value of derivative
hedging instruments, net of settlements	--	--	--	--	--	(171)	(171)
Excess additional pension liability
over unrecognized prior service cost	--	--	--	--	--	(237)	(237)
Issuance of common stock	9,863	9,863	26,351	--	--	--	36,214
Common stock issued under long-term
incentive plans	70	70	817	--	--	--	887
Foreign currency translation	--	--	--	--	--	2	2

Balances at December 31, 2005	250,961	$250,961	$656,977	$(551,357)	$(13,190)	$(1,838)	$341,553

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,551	$(16,858)	$(66,232)
Add (deduct) non-cash items:
Depreciation and depletion	20,885	18,800	16,627
Deferred taxes	1,629	(4,403)	--
Loss on early retirement of convertible
subordinated debentures	--	--	41,564
Cumulative effect of accounting change	--	--	2,306
Interest expense on convertible senior
subordinated notes paid in common stock	--	--	9,047
Unrealized (gain) loss on embedded derivative	(2,863)	881	(411)
Amortization of restricted stock compensation	1,237	1,137	911
Amortization of debt issuance costs	303	408	697
Amortization of premium and/or discount on short-term
investments	790	1,527	760
Other non-cash charges	250	(18)	(59)
Changes in operating assets and liabilities:
Receivables	(19,387)	(2,532)	(2,738)
Prepaid expenses and other	(152)	(486)	(3,844)
Inventories	(8,591)	(16,798)	(3,226)
Accounts payable and accrued liabilities	2,023	(239)	(528)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,675	(18,581)	(5,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(45,657)	(63,619)	(99,782)
Proceeds from sales of short-term investments	62,296	29,864	86,168
Capital expenditures	(116,827)	(10,514)	(19,914)
Other	294	482	174

CASH USED IN INVESTING ACTIVITIES	(99,894)	(43,787)	(33,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	--	(9,561)	(39,717)
Proceeds from issuance of common stock	36,493	119,803	105,988
Payments of common stock issuance costs	(557)	(6,702)	(5,178)
Proceeds from issuance of notes	--	180,000	33,280
Payments of debt issuance costs	--	(6,089)	--
Borrowings from bank on working capital facility	--	6,056	30,785
Payments to bank on working capital facility	--	(8,422)	(33,226)
Other	(1,170)	(2,055)	(128)

CASH PROVIDED BY FINANCING ACTIVITIES:	34,766	273,030	91,804

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,453)	210,662	53,324
Cash and cash equivalents at beginning of period	273,079	62,417	9,093

Cash and cash equivalents at end of period	$214,626	$273,079	$62,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,280	$1,572	$3,927

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE A — BUSINESS OF COEUR D’ALENE MINES CORPORATION

        Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada, Idaho and Alaska), South America (Chile, Argentina and Bolivia) and Australia (New South Wales).

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia and Empressa Minera Manquiri S.A.. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

        Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other assets or as a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $9.5 million, $8.8 million and $8.5 million in 2005, 2004 and 2003, respectively, are recorded as a reduction of revenue.

        At December 31, 2005, the Company had outstanding provisionally priced sales of $53.6 million, consisting of 4.3 million ounces of silver, 40,000 ounces of gold and 0.5 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $43,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $40,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $5,200. At December 31, 2004, the Company had outstanding provisionally priced sales of $26.7 million consisting of 2.5 million ounces of silver, 18,755 ounces of gold and 1.0 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,755; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $10,000.

        Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States and Chile with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities with original maturities in excess of three months and less than one year. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss. The Company maintains a pledge of collateral agreement to reserve $1.0 million against the investment portfolio to cover credit exposure related to ACH transactions.

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

        The Company reported ore on the leach pads of $54.6 million as of December 31, 2005. Of this amount, $25.4 million is reported as a current asset and $29.2 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for production issues encountered during the period.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. Commencing in 2003, the estimated recoveries for silver and gold were revised to 61.5% and 93%, respectively, from the 59% and 89% used in 2002. The impact of this change in recovery increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. However, the ultimate recovery will not be known until leaching operations cease which is currently estimated for 2011.

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

        Property, Plant, and Equipment: Expenditures for new facilities, capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

        Operational Mining Properties and Mine Development: Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed. At the Company’s surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense. Costs incurred during the start-up phase of a mine are expensed as incurred. Ongoing mining expenditures on producing properties are charged against earnings as incurred. Major development expenditures incurred to increase production or extend the life of the mine are capitalized. Mineral exploration costs are expensed as incurred.

        Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

        Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2005 and December 31, 2004, the Company held certificates of deposit and cash under these agreements of $16.9 million and $10.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Deferred stripping costs are unique to the mining industry and are determined based on the Company’s estimates for the life of mine strip ratio for each mine. These costs are capitalized in periods when the life of mine ratio is below the current mining strip ratio, and amortized during periods where the life of mine strip ratio is above the current strip ratio. The Rochester mine is the only mine that has previously capitalized deferred stripping costs. The life of mine strip ratio that was used to accumulate the deferred stripping amounts was 1.8 to 1 (waste to ore) and was based on the estimated average stripping ratio for the life of the mine, compared to the then current ratio of 2.2 to 1 (waste to ore). The deferred stripping costs have been amortized as waste and ore have been removed from the Rochester mine pit. At December 31, 2005 and December 31, 2004 the carrying amount of the deferred stripping costs were $0.4 million and $0.8 million, respectively, and are included in other assets in the accompanying balance sheet. No additional deferred stripping costs were capitalized during the periods presented. The amounts that were amortized for the years ended December 31, 2005, 2004 and 2003 were $0.4 million, $0.4 million and $0.3 million, respectively.

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred stripping costs and the recognition of future post-production stripping costs as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from writedowns where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006 and will record a charge of approximately $0.4 million to write off deferred stripping costs, as the cumulative effect of a change in accounting method. Adoption of the new guidance will have no impact on the Company’s cash position.

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

        Derivative Financial Instruments: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument qualifies as an accounting hedge and on the classification of the hedge transaction.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note M – Derivative Financial Instruments and Fair Value of Financial Instruments.

        Stock-based Compensation Plans: The Company currently applies the intrinsic-value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding, as of January 1, 2006, will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant adjusted for forfeitures as utilized in the SFAS No. 123 pro forma disclosure below. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years. Had compensation costs for the Company’s options been recognized based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$10,551	$(16,858)	$(66,232)
Add: Stock based employee compensation expense included in reported
net income (loss)	1,237	1,137	911
Deduct: Total stock based employee compensation expense
determined under fair value method for all rewards	(2,316)	(2,017)	(482)

Pro forma net income (loss)	$9,472	$(17,738)	$(65,803)

Basic and diluted net income (loss) per share as reported	$0.04	$(0.08)	$(0.39)
Basic and diluted pro forma net income (loss) per share	$0.04	$(0.08)	$(0.39)

        The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.9% and 3.3% for 2005 and 2004, respectively; expected option life of 6 years for officers and directors; expected volatility of 69% and 76% for 2005 and 2004, respectively, and no expected dividends. There were no stock option grants in 2003.

        Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

        Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive loss in addition to net income (loss) include the following:

	2005	2004	2003
Unrealized gain (loss) on marketable securities	$853	$(347)	$(306)
Change in fair value of cash flow hedges,
net of settlements	(169)	(130)	140
Excess additional pension liability over unrecognized
prior service cost	(237)	(431)	(390)

        Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the years ending December 31, 2005, 2004 and 2003 are as follows:

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) available
to common shareholders	$10,551			$(16,858)			$(66,232)

Basic EPS
Net income (loss)
available to common
stockholders	$10,551	242,915	$0.04	$(16,858)	215,969	$(0.08)	$(66,232)	168,186	$(0.39)
Effect of Dilutive Securities
Stock Options	--	768		--	--		--	--

Diluted EPS
Net income (loss)
available to common
stockholders	$10,551	243,683	$0.04	$(16,858)	215,969	$(0.08)	$(66,232)	168,186	$(0.39)

The following potentially dilutive shares have been excluded from earnings per share calculation as their effect is antidilutive:

	December 31, 2005	December 31, 2004	December 31, 2003
Stock Options	--	1,796,908	1,650,054
7.25% Debentures
Convertible at $17.45 per share	--	--	548,023
1.25% Notes
Convertible at $7.06 per share	23,684,211	23,684,211	--

Total potentially dilutive shares	23,684,211	25,481,119	2,198,077

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, amortization and accretion of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities.

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation.

        Recent Accounting Pronouncements: In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement now requires that these items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal” as previously stated in ARB No. 43, Chapter 5, “Intangible Assets”. In addition, this Statement requires that the allocation of fixed production overhead to costs of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that its current accounting practice is to recognize idle facilities as a current-period expense and, therefore, does not believe that adoption will have a material impact on its financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding, as of January 1, 2006, will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant, adjusted for forfeitures, as utilized in the SFAS No. 123 pro forma disclosure above. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years. It is believed that adoption will impact the Company’s statement of operations by $0.6 million in 2006 and will not impact the Company’s cash flow.

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred stripping costs and the recognition of future post-production stripping costs as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from writedowns where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006 and will record a charge of approximately $0.4 million to write off deferred stripping costs, as the cumulative effect of a change in accounting method. A cumulative effect of an accounting change reduction to opening retained earnings of $0.4 million is currently anticipated. Adoption of the new guidance will have no impact on the Company’s cash position.

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

	Available-For-Sale Securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
As of December 31, 2005
U.S. Corporate	$23,893	$51	$--	$23,842
U.S. Government	1,891	7	--	1,884

Total debt securities	25,784	58	--	25,726
Equity securities	19	4	615	630

	$25,803	$62	$615	$26,356

As of December 31, 2004
U.S. Corporate	$18,964	$107	$1	$18,858
U.S. Government	29,062	205	--	28,857
State/Municipal	1,285	7	--	1,278

Total debt securities	49,311	319	1	48,993
Equity securities	20	3	17	34

	$49,331	$322	$18	$49,027

As of December 31, 2003
U.S. Corporate	$3,906	$2	$21	$3,925
U.S. Government	10,503	4	20	10,519
State/Municipal	4,827	6	--	4,821

Total debt securities	19,236	12	41	19,265
Equity securities	18	2	3	19

	$19,254	$14	$44	$19,284

        The gross realized gains on sales of available-for-sale securities was $0.1 million in 2003. The gross realized losses totaled $0.1 million during 2003. The gross realized gains and losses are based on a carrying value (cost net of discount or premium) of $1.3 million of short-term investments sold or adjusted for other than temporary decline in market value during 2003. Short-term investments mature at various dates through September 2006.

NOTE D — METAL AND OTHER INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
Concentrate and doré inventory	$8,984	$11,876
Supplies	6,385	5,763

Metal and other inventory	$15,369	$17,639

NOTE E — PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2005	2004
Land	$1,423	$1,379
Building improvements	41,590	38,308
Machinery and equipment	63,606	45,113
Capitalized leases for machinery and
equipment	2,345	270

	108,964	85,070
Accumulated depreciation	(59,770)	(54,154)

	$49,194	$30,916

        The Company’s capital expenditures were as follows:

	2005	2004	2003
Rochester	$1,197	$3,548	$12,128
Silver Valley	3,537	2,151	2,362
Cerro Bayo	2,731	2,451	2,706
Martha	2,108	689	2,144
San Bartolome	10,477	950	250
Kensington	44,201	83	5
Endeavor	15,410	--	--
Broken Hill	36,667	--	--
Other	499	642	319

Net asset additions	$116,827	$10,514	$19,914

        At December 31, 2005, approximately $9.6 million of capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.

        Minimum future lease payments under both capital and operating leases at December 31, 2005 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2006	$1,189	$1,351
2007	916	157
2008	--	6
2009	--	1
Thereafter	--	--

	2,105	$1,515

Less: Amount representing interest	106

Present value of long-term portion	1,999
Current maturities	1,105

	$894

        The Company has entered into various operating lease agreements which expire over a period of three years. Total rent expense charged to net income (loss) under these agreements was $3.5 million, $4.2 million and $4.4 million for 2005, 2004, 2003, respectively.

NOTE F — MINING PROPERTIES

	December 31,
	2005	2004
Capitalized costs for mining properties, net of accumulated depletion consist of the following:
Operational mining properties:
Rochester Mine	$8,582	$12,728
Galena Mine	6,357	3,990
Cerro Bayo Mine	6,660	3,924
Martha Mine	713	623

Total operational mining properties	22,312	21,265

Mineral interests, net of accumulated depletion
Endeavor Mine	14,998	--
Broken Hill Mine	34,860	--
San Bartolome (A)	20,125	20,125

Total mineral interests	69,983	20,125

Non-producing and developmental properties:
Kensington (B)	62,517	24,979
San Bartolome (C)	9,829	950
Other	142	142

Total non-producing and developmental properties	72,488	26,071

Total mining properties	$164,783	$67,461

(A)	Balance represents acquisition cost of mineral interest.

(B)	During the third quarter of 2005, the Company commenced construction activities at its Kensington property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.

(C)	During the fourth quarter of 2004, the Company commenced construction activities at its San Bartolome property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.

Operational Mining Properties

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

        Cerro Bayo Mine: The Cerro Bayo Mine is a gold and silver underground mine located in southern Chile. Commercial production commenced on April 18, 2002.

        Martha Mine: The Martha Mine is an underground silver mine located in Argentina, approximately 270 miles southeast of Coeur’s Cerro Bayo mine. Coeur acquired a 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore from the Martha mine to the Cerro Bayo facility for processing.

Mineral Interests

        Endeavor Mine: On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.4 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.0 million upon a receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported reserves for 2004. Payment is expected to be made in 2006. In addition to these upfront payments, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        Broken Hill Mine: On September 8, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the Agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition, CDE Australia will pay PBH an operating cost contribution of approximately US$2.00 for each ounce of payable silver under the terms of the Agreement and PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds over the next eight years.

Non-Producing and Development Properties

        San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). Production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL. During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. Based upon the results of the updated feasibility study, the estimated capital cost of the project is approximately $135 million. During 2005, the Company capitalized $10.5 million in connection with construction activities at San Bartolome.

        Kensington Project: Kensington is a gold property located near Juneau, Alaska, which has been permitted for development based on a feasibility study which was completed in early 1998. During 2004, the Company completed an updated feasibility study based on an alternate operating scenario focused on mining higher-grade areas, significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. During 2005, the Company capitalized $44.2 million in connection with construction activities at Kensington.

NOTE G — LONG-TERM DEBT

        2003 Issuance of 9% Senior Convertible Notes

        On February 26, 2003, the Company completed a private placement of $37.2 million principal amount of 9% Notes. The net proceeds were approximately $33.8 million. The 9% Notes were senior in right of payment to the Company’s then outstanding 6 3/8% and 7 1/4% Debentures. The 9% Notes were convertible into Coeur common stock, at any time prior to maturity at a conversion price of $1.60 per share, subject to adjustment. Interest was payable semi-annually on February 15 and August 15 of each year. The Company was entitled to elect to pay interest in cash or stock, in its sole discretion. The 9% Notes were redeemable at the option of the Company six months after issuance, subject to certain conditions, and at the option of the holders in the event of a change in control. Of the financial advisory fees paid by the Company in connection with the issuance of the 9% Notes, the Company elected to issue 0.6 million unregistered shares of common stock valued at $1.54 per share in lieu of cash.

        On March 7, 2003, the Company called for the redemption of approximately $22.4 million principal amount of the outstanding 6 3/8% Debentures, which was funded by a portion of the proceeds received from the sale of the 9% Notes. The debt was retired on April 7, 2003.

        Effective as of July 10, 2003, Coeur d’Alene Mines Corporation entered into a series of agreements under which a portion of this indebtedness of the Company was exchanged for or converted into shares of the Company’s common stock. The Company and each of the holders of the Company’s 9% Notes entered into an Early Conversion Agreement. The amount of principal converted under the Early Conversion Agreements was $32.6 million, and the number of common shares issued, including shares issued for accrued interest, was approximately 27.5 million. The Company recorded a loss on early retirement of debt of $4.2 million in the third quarter of 2003 in conjunction with these transactions.

        2003 Exchanges and Conversions

        During 2003, holders of $12.7 million of the Company’s 13 3/8% Convertible Senior Subordinated Notes due December 31, 2003 voluntarily converted such notes into approximately 9.6 million shares of common stock which included 0.2 million shares issued for accrued interest due.

        During 2003, the Company exchanged $27.9 million and $2.1 million principal amount of its outstanding 6 3/8% Convertible Subordinated Debentures due 2004 and its 7 1/4% Convertible Subordinated Debentures due 2005, respectively, in exchange for 18.5 million shares of common stock and recorded a loss on exchange and early retirement of debt of approximately $29.7 million. The shares issued included 0.5 million shares of common stock issued as payment for accrued interest as part of the transaction. In conjunction with the issuance of the 9% Convertible Senior Subordinated Notes due 2007, the Company also issued 0.6 million shares of common stock for partial payment of offering costs of $1.0 million.

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

        2004 Redemption

        On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. The final redemption was completed on March 11, 2004.

Debt Issuance

        2004 Issuance of 1 ¼% Convertible Senior Notes

        On January 13, 2004, the Company completed its offering of $180 million aggregate principal amount of 1 ¼% Convertible Senior Notes due 2024. The Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes is payable in cash at the rate of 1¼% per annum commencing July 15, 2004. The notes are general unsecured obligations, senior in right of payment to the Company’s other indebtedness.

Debt-for-Equity Conversions and Exchanges

        The following table sets forth debt-for-equity conversions and exchanges in 2003 ($’s in millions):

	Common Shares	Principal Amount	Accrued Interest	Discount and Offering Costs	Loss on Early Retirement of Debt
2003
Converted into common stock
13.375% Notes Series I due 2003	9.4	$12.7	$--	$(0.3)	$--
Accrued interest	0.2	--	0.3	--	--
Exchanged for common stock
6.375% Debentures due 2004	16.6	27.9	--	(0.1)	(27.5)
Accrued interest	0.5	--	0.9	--	--
7.25% Debentures due 2005	1.4	2.1	--	--	(2.2)
9% Notes due 2007	23.0	32.6	--	(4.2)	(4.2)
Accrued interest	4.5	--	7.0	--	--

TOTAL	55.6	$75.3	$8.2	$(4.6)	$(33.9)

Redemptions of Debentures

        The following table sets forth cash redemptions of debentures in 2004 and 2003 ($‘s in millions):

	Principal Amount	Purchase Amount	Offering Cost	Loss on Early Retirement of Debt
2004:
7.25% Debentures	$9.6	$9.6	$(.08)	--
2003:
6 3/8% Debentures	$27.3	$27.3	--	--
9% Debentures	$4.6	$13.5	$(1.30)	$(7.6)

        1 ¼% Debentures

        The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2005 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The Debentures have no other funding requirements until maturity on January 15, 2024.

        The fair value of the convertible debentures is determined by market transactions on or near December 31, 2005 and 2004, respectively. The fair values of debentures, as of December 31, 2005 and 2004, was $146.7 million and $166.8 million, respectively.

        Total interest expense on debentures and notes for the year ended December 31, 2005, 2004, and 2003 was $2.3 million, of which $0.2 million was capitalized as a cost of certain properties under development in 2005, $2.9 million, of which $0.1 million was capitalized as a cost of certain properties under development in 2004, and $12.9 million, respectively.

        Interest paid was $2.3 million in 2005, $1.6 million in 2004, and $13.0 million, of which $9.0 million was paid in common stock in 2003.

NOTE H — RECLAMATION AND REMEDIATION COSTS

        Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

        Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”. Prior to 2003, the Company recognized a pro rata share of the future estimated reclamation liability on a units-of-production basis. After January 1, 2003, the Company was required to recognize the full discounted estimated future reclamation liability and set up a corresponding asset to be amortized over the life of the mine on a units-of-production basis. The impact of this change was accounted for as a change in accounting principle as of January 1, 2003, and the effects of this change are discussed below.

        Upon adoption of FASB No. 143, the Company recognized the following:

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

        The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs is discounted, using the Company’s initial credit adjusted risk-free interest rate of 7.5%, from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

        Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost as an increase in the carrying amount of the related long-lived asset. The Company depletes this amount using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows are discounted using a current credit-adjusted risk-free rate. Downward revisions are discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded.

        At December 31, 2005 and 2004, $30.4 million and $23.6 million, respectively, were accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition, the Company accrued $1.2 million and $1.1 million, respectively, for reclamation obligations associated with former mining activities. These amounts are also included in reclamation and mine closure liabilities.

        In the fourth quarter of 2005, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $6.4 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required as a result of the expansion of the Company’s Cerro Bayo mine and adjustments to future estimated costs at the Company’s Rochester mine and Kensington project. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 7.79%.

        In the fourth quarter of 2004, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $2.2 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required as a result of the expansion of the Company’s Cerro Bayo mine and adjustments to future estimated costs at the Company’s Galena and Coeur mines. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 7.19%.

        The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands)
Asset retirement obligation - January 1	$23,436	$20,657
Accretion	1,751	1,549
Additions	6,397	2,173
Changes in estimates	(169)	(837)
Settlements	(986)	(106)

Asset retirement obligation - December 31	$30,429	$23,436

NOTE I — INCOME TAXES

Income (loss) before income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
United States	$(9,771)	$(21,103)	$(72,036)
Foreign	21,805	(1,540)	8,103

Total	$12,034	$(22,643)	$(63,933)

The components of the consolidated income tax provision were as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current	$146	$1,382	$7
Deferred	(1,629)	4,403	--

Benefit (expense) for income tax	$(1,483)	$5,785	$7

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31,
	2005	2004	2003
Tax benefit (expense) on continuing operations	(35.0%)	35.0%	35.0%
State tax benefit (expense) from continuing operations	(3.0)	3.0	3.0
Excess percentage depletion and related deductions	35.4	16.3	--
Non-deductible loss on debt retirement	--	--	(28.6)
Change in valuation allowances	(59.4)	(35.4)	(21.6)
Effect of foreign earnings	39.4	6.0	4.5
US and foreign non-deductible expenses	5.3	2.7	8.8
Foreign currency exchange rates	6.9	--	--
Other net	1.9	2.0	(1.1)

	(12.3%)	25.6%	--

During 2005 and 2004, the Company evaluated its tax status in each of its domestic and foreign jurisdictions and as a result, has adjusted and reclassified certain amounts related to mineral properties, state taxes and net operating loss carryforwards, with an offsetting adjustment to the valuation allowances for the years ended December 31, 2004 and 2003 to conform to the presentation as of December 31, 2005. As of December 31, 2005 and 2004, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2005	2004
Deferred tax liabilities:
Property, plant and equipment , net	$7,665	$7,529
Australian investments	471	--

	8,136	7,529

Deferred tax assets:
Mineral properties	66,664	63,172
Net operating loss carryforwards	88,130	85,765
Alternative minimum tax credit	1,246	1,459
carryforwards
Other business credit carryforwards	404	--
Capital loss carryforwards	5,672	5,679
Other	3,173	2,714

	165,289	158,789
Valuation allowance	(154,379)	(146,857)

	10,910	11,932

Net deferred tax assets	$2,774	$4,403

        The Company has reviewed its domestic and foreign deferred tax assets and, except for a $3.2 million deferred tax asset related to the Company’s Cerro Bayo and Martha mines has not recognized the potential tax benefits arising therefrom because at this time management believes it is not more likely than not that the benefits will be realized in future years. The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of its deferred tax asset. Based on this analysis, the Company determined that over the next two years pretax book income is expected to be generated in Chile and Argentina where the future tax rate is 17% and 35%, respectively. Offsetting the tax asset is a $0.4 million deferred tax liability recorded by CDE Australia.

        The Company increased the valuation allowance related to the deferred tax assets by approximately $7.5 million during 2005. Approximately $5.1 million and $3.2 million of the change in valuation allowance relates to United States net operating losses and expenditures related to mineral properties, respectively. The Company also increased the valuation allowance in Argentina, Chile and other foreign jurisdictions by approximately $1.0 million, $0.6 million and $0.6 million, respectively, primarily related to expenditures incurred in Argentina for non-operating mineral properties, foreign exchange rate differences in Chile and net operating losses and various items in other foreign jurisdictions. The Company has established a full valuation allowance against these U.S. and foreign deferred tax assets because there was not sufficient evidence to support their future realization. Further, the Company reduced the valuation allowance in Argentina by approximately $0.4 million and $0.9 million due primarily to use of net operating loss carry forwards and the future utilization of deductible temporary differences associated with the mineral interest at the Martha mine. Finally, the Company reduced the valuation allowance at Chile by approximately $1.7 million due primarily to the expected future utilization of net operating loss carryforwards which has previously been provided for.

        During 2003, the Company, for U.S. tax purposes, was subject to a change of ownership which limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company estimates that this change will not preclude the Company from utilizing tax attributes to reduce future taxable income or tax payments. Therefore, the Company has not reduced the tax attribute carryforwards by a valuation allowance as a result of this transaction.

        As of December 31, 2005, the Company has the following tax attribute carryforwards:

	U.S.	Chile	New Zealand	Australia	Other	Total
Regular net operating losses	$125,734	$57,782	$91,931	$287	$300	$276,034
Alternative minimum tax net
operating losses	3,515	--	--	--	--	3,515
Capital losses	14,927	--	--	--	--	14,927
Alternative minimum tax credits	1,246	--	--	--	--	1,246

        The U.S. net operating losses expire in 2008 through 2025 while the foreign country net operating losses generally have an indefinite carryforward period. The Company’s capital losses expire in 2006 and 2007; alternative minimum tax credits have an indefinite carryforward period.

NOTE J — SHAREHOLDERS EQUITY

        On May 11, 1999, the Company’s shareholders adopted a new shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock at an exercise price of $100. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2005 and 2004, there were a total of 249,902,142 and 239,969,092 rights outstanding, respectively, which was equal to the number of outstanding shares of common stock.

Stock Issues During 2005

        During the third quarter of 2005, the Company completed a public offering of 9.9 million shares of common stock at a public offering price of $3.70 per share. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $35.9 million.

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

Stock Issues During 2003

        On November 25, 2003, the Company issued 3.1 million shares of common stock in a registered offering at a public offering price of $4.35 per share. The Company used a portion of the $13.5 million proceeds to redeem the remaining $4.6 million principal amount of the 9% Convertible Senior Subordinated Notes and recorded a loss on the early retirement of debt of $7.6 million. Also, during the fourth quarter of 2003, the Company used a portion of the proceeds to redeem the remaining $4.9 million principal amount of the 6 3/8% Convertible Subordinated Debentures due January 2004.

        During the third quarter of 2003, the Company completed a public offering of 23.7 million shares of common stock at a public offering price of $3.40 per share, which included 3.1 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $75.8 million.

        On July 7, 2003, the Company sold 0.2 million shares of common stock to an institutional investor for an aggregate of $0.3 million, or $1.40 per share. A portion of the net proceeds from the sale of shares were used to pay amounts owed by the Company’s subsidiary, Empresa Minera Manquiri S.A., a Bolivian corporation, under contracts pursuant to which it obtained certain mineral rights in Bolivia.

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

NOTE K — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and a Directors’ Plan (the “Directors’ Plan”). Total employee compensation expense charged to operations under these Plans was $3.9 million, $2.8 million and $3.1 million for 2005, 2004 and 2003, respectively.

        Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for 2005, 2004 and 2003 amounted to $2.7 million, $2.0 million and $1.8 million, respectively.

        1989 Long-Term Incentive Plan

        Under the 1989 Long-Term Incentive Plan, as amended by shareholders in 1995, the Company may grant non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of one third during the three-year period following the date of grant. In addition to stock options, the Company’s 1999 Long-Term Incentive Plan provides for grants of stock appreciation rights (SAR’s), restricted stock, restricted stock units, performance shares, performance units, cash based awards, and stock based awards.

        On March 11, 2003, the Board of Directors awarded to the management group a total of 1,240,000 restricted shares which initially were to vest at the end of a three-year period. At a meeting on February 5, 2004, the Board of Directors, based upon the Company’s achievement of certain strategic goals during 2003, amended the vesting schedule such that these restricted shares were to vest to the extent of one-third of the award amount on each anniversary following the grant date of such shares. The number of shares authorized to be issued under this plan was 2.9 million shares. There were 1.0 million shares reserved for issuance under this plan at December 31, 2005 for stock options previously awarded. No further awards will be made under this plan.

        2003 Long-Term Incentive Plan

        The 2003 Long-Term Incentive Plan (the “LTIP”) was approved by our shareholders on May 20, 2003, and replaced our prior 1989 Long-Term Incentive Plan. Under the plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to our executive officers.

        In February 2005, the Board of Directors awarded a total of 297,974 restricted shares which will vest to the extent of one-third of the award on each anniversary following the grant date. During 2005, the Board of Directors awarded an additional 61,666 restricted shares which will vest on the remaining anniversary dates of the March 11, 2003 award. The number of shares authorized for grant under this plan was 6.8 million shares. There were 0.8 million remaining shares reserved for issuance under this plan at December 31, 2005.

        Directors Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During 2005, 35,996 shares were issued in lieu of $0.1 million of Directors’ fees.

        Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. Under this plan 1,200,000 shares of common stock were authorized for issuance. For the years ended December 31, 2004 and 2003, a total of 40,318, and 106,478 options, respectively, had been granted in lieu of directors’ fees of $0.1 million in each year. At December 31, 2005, 494,597 shares are reserved for issuance under the plan for stock options previously awarded. No further grants will be made under this plan.

        As of December 31, 2005 and 2004, options to purchase 2,218,629 shares and 1,796,908 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $19.94 per share. A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair value of Options Granted
Stock options outstanding at December 31, 2002	1,750,675	$2.05
Granted	106,478	$2.08	$1.08
Exercised	(72,052)	$1.13
Canceled/expired	(135,047)	$1.91

Stock options outstanding at December 31, 2003	1,650,054	$2.11
Granted	333,250	$6.95	$3.27
Exercised	(169,527)	$1.69
Canceled/expired	(16,869)	$6.32

Stock options outstanding at December 31, 2004	1,796,908	$3.01
Granted	566,149	$3.92	$1.90
Exercised	(52,007)	$1.61
Canceled/expired	(92,421)	$5.69

Stock options outstanding at December 31, 2005	2,218,629	$3.16

        Options exercisable at December 31, 2005, 2004 and 2003 were 1,562,217, 1,509,021, and 1,616,532, respectively, with a weighted average exercise price of $2.53, $2.25 and $2.08, respectively.

        The following table summarizes information for options currently outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.74 to $1.22	473,574	5.78	$ 0.80	473,574	$ 0.80
$1.23 to $1.85	602,925	6.58	$ 1.65	602,925	$ 1.65
$1.86 to $2.63	111,502	6.90	$ 2.10	111,502	$ 2.10
$2.64 to $4.81	678,830	7.85	$ 3.86	177,220	$ 3.68
$4.82 to $8.94	322,988	7.72	$ 7.17	168,186	$ 7.23
$8.95 to $19.94	28,810	0.58	$16.35	28,810	$16.35

	2,218,629			1,562,217

        As of December 31, 2005, 6,022,993 shares were available for future grants under the above Plans and 23,684,211 shares of common stock were reserved for potential conversion of Convertible Subordinated Debentures.

NOTE L — DEFINED BENEFIT PENSION, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Benefit Plan

        In connection with the acquisition of Coeur Silver Valley acquired in 1999, the Company is required to maintain non-contributory defined benefit pension plans covering substantially all employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains and losses are amortized over plan participants’ expected future period of service using the straight-line method. The Company expects to contribute approximately $0.7 million to this plan during 2006.

        Actuarial Present Value of Projected Benefit Obligation:

        The actuarial present value of our projected benefit obligations has been determined using the following assumptions:

Factor	2005	2004	2003
Discount Rate for Benefit Obligations	5.75%	6.0%	6.0%
Expected Return on Plan Assets	6.0%	6.0%	7.0%
Rate of Compensation Increases	5.0%	5.0%	5.0%

        Expected rate of return on plan assets:

        The expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% as of both December 31, 2005 and 2004. The rate of return used is based on the plan’s experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions are paid from the plan. The plan had an expected return on plan assets of $0.3 million and $0.2 million for 2005 and 2004, respectively. The actual return on plan assets was $0.2 million and $0.3 million for 2005 and 2004, respectively. The Company expects to contribute to the plan between $0.2 million and $0.4 million each year for the next five years. The discount rate was determined based on Moody’s Aaa bond rating.

        Plan assets and determination of fair value:

        The fair value of plan assets is determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix is in accordance with the plan’s investment policy which allows for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The investment portfolio for the funded portion of the obligation is held in a trust. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as may be advisable under the circumstances. The Company has funded $0.7 million and $0.7 million in 2005 and 2004, respectively, toward the obligation. The Company expects to contribute approximate $0.7 million annually for each of the next five years. The plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States government.

        Pursuant to the plan’s investment policy, the plan adopts more specific investment directives from time to time. The plan’s current investment directives are 60% equity investments, 35% fixed income investments and 5% in cash and cash equivalents. Based on this current investment directive, the plan’s actual portfolio at December 31, 2005 had 60% equity investments and 40% fixed income investments. Since the performance of each asset class of the portfolio within any measurement period will impact its relative weight in the portfolio, the actual percentage of each asset class in the portfolio may not match to the current directive.

        The expected long-term rates of return for each asset class within the portfolio, and therefore the portfolio weighted average, is based on an estimate of the return for each of the securities within an asset class, which are currently benchmarked at 10.0% for equity investments, 3.0% for fixed income investments and 2% for cash and cash equivalents. For each type of investment within the Trust’s portfolio structure, the Trustees evaluate both returns and the relationship between risk and return. The expectation is that each asset class will produce a superior risk-adjusted return over a market cycle.

        The following table shows the expected long term rates of return associated with each asset class:

Asset Class	Actual Mix	Target Mix	Expected Long Term Rates of Return
Equity investments	60%	60%	10.00%
Fixed income investments	40%	35%	3.00%
Cash and cash equivalents	0%	5%	2.00%

Weighted average			7.15%

        The Trustees evaluate the level of volatility within the total Trust and each of its component investments. The Trustees have set maximum volatility thresholds for each class of investment which consist of 16% for equity investments, 7.25% for fixed income investments and 1% for cash and cash equivalents, with the total portfolio volatility expected to not exceed 11%. The Trustees then compare how these specific investments perform against other indexed funds and other managed portfolios with similar objectives. The specific criteria used to measure the performance is as follows:

1)	A targeted 7-11% average annualized return based on long-term historical market data;

2)	Expected returns over a market cycle that exceed the total portfolio indexed benchmark;

3)	Volatility that is not substantially greater than the portfolio indexed benchmark volatility of 11%; and

4)	Risk adjusted returns that are comparable with indexed benchmarks.

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Assumptions:
Discount rate	5.75%	6.0%	7.0%
Components of net periodic benefit cost:
Service cost	$309	$319	$269
Interest cost	464	412	335
Expected return on plan assets	(261)	(215)	(180)
Amortization of prior service cost	59	56	56
Recognized actuarial loss	339	327	232

Net periodic benefit cost	$910	$899	$712

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,
	2005	2004
Change in benefit obligation
Projected benefit obligation at beginning of year	$7,494	$6,337
Service cost	309	319
Interest cost	464	412
Benefits paid	(217)	(195)
Actuarial loss	355	621

Projected benefit obligation at end of year	$8,405	$7,494

Accumulated benefit obligation	$6,606	$5,745

Change in plan assets
Fair value of plan assets at beginning of year	$4,098	$3,318
Actual return on plan assets	205	255
Employer contributions	720	720
Benefits paid	(217)	(195)

Fair value of plan assets at end of year	$4,806	$4,098

Reconciliation of funded status
Funded status	$(3,599)	$(3,396)
Unrecognized actuarial loss	3,803	3,731
Unrecognized prior service cost	369	428

Net asset reflected in the consolidated balance sheet	$573	$763

Weighted average assumptions
Discount rate	5.75%	6.0%
Expected long-term rate of return on plan assets	6.0%	6.0%
Rate of compensation increase	5.0%	5.0%

Post Retirement Medical Benefits

        In connection with the acquisition of Coeur Silver Valley in 1999, the Company reimburses Asarco, Inc. (prior owner) for certain healthcare benefits for retired employees and their dependents who retired before September 9, 1999. There are currently ten active hourly and salaried employees of Coeur Silver Valley and three inactive participants eligible under Asarco’s post-retirement medical benefits plan. These post-retirement medical benefits are self-insured by the plan’s prior owner. The actuarial present value of the post retirement benefit obligation is determined as of December 31 for each of the years presented.

        Actuarial Present Value of Projected Benefit Obligation:

        The discount rate was determined based on Moody’s Aaa Bond Rating as reported on the last business day of the plan year plus 0.50%. The Company amortizes its unrecognized, unfunded accumulated post-retirement benefit obligation using a straight-line method over a 3.1-year period. The 3.1-year estimate is based on the average remaining service period of the active participants.

        Expected long-term rate of return on plan assets

        No assets are held in a trust for the post retirement health care plan; therefore, there is no expected long-term rate of return assumption. A “pay as you go” funding method is utilized for this plan. The Company contributed $0.01 million, $0.2 million and $0.2 million to the plan as benefit payments for 2005, 2004 and 2003, respectively. The Company expects to contribute to the plan approximately $0.02 million each year for the next five years.

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	At December 31,
	2005	2004
	(in thousands)
Assumptions:
Discount rate	5.75%	6.00%
Change in benefit obligation
Net benefit obligation at beginning of year	$1,973	$1,995
Service cost	8	17
Interest cost	20	116
Prior service cost (credit)	(387)	--
Actuarial (gain) loss	(1,248)	18
Benefits paid	(10)	(173)

Net benefit obligation at end of year	$356	$1,973

Change in plan assets
Assets at beginning of year	$--	$--
Benefits paid	(10)	(173)
Contributions	10	173

Assets at end of year	$--	$--

Reconciliation of funded status
Funded status at end of year	$(356)	$(1,973)
Unrecognized net actuarial (gain) loss	(815)	62
Unrecognized prior service cost (credit)	(262)	--

Net amount recognized at end of year (recorded as
accrued benefit cost in the accompanying
balance sheet)	$(1,433)	$(1,911)

        The components of net periodic benefit costs are as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Assumptions:
Discount rate	6.0%	6.0%	6.0%
Components of net periodic benefit cost:
Service cost	$8	$17	$18
Interest cost	20	116	117
Amortization of prior service cost	(125)	--	--
Amortization of actuarial gain	(372)	--	--

Net periodic pension cost (benefit)	$(469)	$133	$135

        During 2005, an adjustment was required to reflect a decreased liability of $1.6 million related to a reduction in plan participation. This adjustment resulted in an actuarial gain. The amortization of the prior service cost of $0.4 million and the unrealized actuarial gain of $1.2 million is greater than 10% of the benefit obligation which requires the gain to be amortized over the average remaining service period of the active participants currently estimated to be approximately 3.1 years. The amortization of the unrealized gain is included as a component on net periodic benefit cost. The Company also amortizes the unrecognized actuarial gain over the same period.

        A 1% change in assumed medical trend rates would have the following effects:

	(in thousands)
	1% Increase		1% Decrease
	2005	2004	2005	2004
Effect on total of service and interest cost components	$2	$8	$(2)	$(7)
Effect on postretirement benefit obligation	$22	$106	$(19)	$(91)

        Postretirement benefits include medical benefits for retirees and their dependents.

        In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Our accumulated postretirement benefit obligation and net periodic postretirement obligation do not reflect the effects that the requirements of this law since eligibility under this plan ends at age 65.

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.9 million, $0.9 million and $0.8 million for 2005, 2004 and 2003, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

        The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution, up to a maximum of 3% of the employees’ compensation. Contributions to the plan charged to operations were $0.5 million, $0.5 million and $0.4 million in 2005, 2004, and 2003, respectively.

NOTE M — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company enters into derivative instruments to manage the Company’s exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts, which qualify and are designated as cash flow hedges, are recorded as other comprehensive income or loss and such amounts are recognized into earnings as the associated contracts are settled.

Forward Foreign Exchange Contracts

        During 2005, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 514 pesos to each U.S. dollar. At December 31, 2005, 2004, and 2003, the Company had foreign exchange contracts of $7.2 million, nil and $1.3 million in U.S. dollars, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a realized gain (loss) of approximately $0.1 million, nil, and $0.1 million, respectively, in connection with its foreign currency hedging program. As of December 31, 2005, the fair value of the foreign exchange contracts was a liability of $0.2 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Beginning balance	$--	$131	$(10)
Reclassification to earnings	--	(131)	10
Change in fair value	(171)	--	131

Ending balance	$(171)	$--	$131

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of December 31, 2005, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the years ended December 31, 2004 and 2003, the Company incurred realized hedging losses of $1.2 million and $1.7 million, respectively.

Concentrate Sales Contracts

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

        At December 31, 2005, the Company had outstanding provisionally priced sales of $53.6 million, consisting of 4.3 million ounces of silver, 40,000 ounces of gold and 0.5 million pounds of copper, which had a fair value of approximately $56.5 million, including the embedded derivative.

        The credit risk exposure related to any potential hedging activities is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. The Company does not anticipate non-performance by any of its counter parties. In addition, to allow for situations where positions may need to be revised, the Company deals only in markets that it considers highly liquid.

NOTE N — COMMITMENTS AND CONTINGENCIES

Labor Union Contract

        The Company maintains a labor agreement with the United Steel Workers of America at the Coeur Silver Valley Galena mine. The agreement is effective from March 26, 2003 to March 1, 2006, which was further extended to September 1, 2006. The Company also maintains a labor agreement with Syndicato De Trabayadores De Compania Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile. The agreement is effective from December 22, 2005 to December 21, 2007. The Company is currently in negotiations with the workforce at the Martha mine and expects to enter into a labor agreement by the end of March 2006. As of December 31, 2005, the Company had approximately 25% of its worldwide labor forces covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated to be eligible for benefits. Approximately 80% of the workforce is expected to be severed in early 2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of December 31, 2005, the total amount expected to be incurred under this plan is approximately $3.2 million. The liability is recognized ratably over the minimum future service period. The amount accrued for the year ended December 31, 2005 was $0.5 million and was charged to production costs.

NOTE O — SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to two bullion trading banks and three third party smelters. These customers then sell the metals to end users for the use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 40%, 48% and 41% of total metals sales in 2005, 2004 and 2003, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the market liquidity for the product and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada, Japan, Mexico and Australia. Sales of metals concentrates to third party smelters amounted to approximately 60%, 52% and 59% of metals sales in 2005, 2004, and 2003, respectively. The loss of any one smelter customer could have a material adverse effect on sales of metal in the event alternative smelters are unavailable.

NOTE P — SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of North American Operations and the President of South American Operations.

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Coeur Silver Valley (Galena), Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Coeur Silver Valley, Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Canada (Falconbridge Ltd. and Teck Cominco Metals Ltd.), Japan (Sumitomo Corporation and Dowa Mining Ltd.) and Mexico ( Met-Mex Penoles). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Zinifex, an Australia smelter. The Company’s exploration programs are included as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Revenues from silver sales were $107.9 million, $86.9 million and $68.8 million in 2005, 2004, and 2003, respectively. Revenues from gold sales were $64.4 million, $45.9 million and $41.9 million in 2005, 2004, and 2003, respectively.

        Financial information relating to the Company’s segments is as follows:

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
2005
Total net sales and revenues	$69,636	$16,052	$59,624	$20,606	$1,986	$4,432	$--	$--	$--	$172,336

Depreciation and depletion	$10,403	$1,996	$5,063	$860	$411	$1,807	$--	$36	$309	$20,885
Interest income	--	--	154	--	--	--	--	--	9,035	9,189
Interest expense	--	--	(26)	--	--	--	--	--	(2,459)	(2,485)
Litigation settlement	--	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit)
expense	--	--	2,154	(863)	--	--	--	--	192	1,483
Segment profit (loss)	24,818	(2,198)	21,850	7,232	1,708	3,615	(119)	(7,143)	(12,759)	37,004
Segment assets (A)	82,573	13,876	45,474	6,291	15,152	36,493	32,687	80,653	6,429	319,628
Capital expenditures	1,197	3,537	2,731	2,108	15,410	36,667	10,477	44,201	499	116,827

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
2004
Total net sales and revenues	$64,006	$23,759	$35,267	$9,775	$--	$--	$--	$--	$--	$132,807

Depreciation and depletion	$10,229	$1,967	$4,588	$1,669	$--	$--	$4	$52	$291	$18,800
Interest income	--	--	13	--	--	--	--	--	3,626	3,639
Interest expense	1	--	123	--	--	--	--	--	2,707	2,831
Loss on forward sales
contracts	--	--	--	--	--	--	--	--	936	936
Income tax (benefit)
expense	--	--	(4,403)	--	--	--	--	--	(1,382)	(5,785)
Merger expenses	--	--	--	--	--	--	--	--	15,675	15,675
Segment profit (loss)	26,784	3,145	8,835	416	--	--	(4,549)	(7,347)	(11,684)	15,600
Segment assets (A)	75,453	11,400	30,899	3,387	--	--	21,304	25,832	5,888	174,163
Capital expenditures	3,548	2,151	2,451	689	--	--	950	83	642	10,514

	Rochester Mine	Galena Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Other	Total
2003
Total net sales and revenues	$44,974	$17,082	$40,024	$8,623	$--	$--	$--	$--	$--	$110,703

Depreciation and depletion	$5,421	$1,520	$8,080	$1,320	$--	$--	$5	$55	$226	$16,627
Interest income	--	--	3	--	--	--	--	4	490	497
Interest expense	6	--	418	--	--	--	--	--	12,427	12,851
Loss on early
retirement of debt	--	--	--	--	--	--	--	--	(41,564)	(41,564)
Income tax (benefit)
expense	--	--	--	--	--	--	--	--	(7)	(7)
Segment profit (loss)	5,337	(620)	16,481	4,514	--	--	(1,966)	(2,650)	(13,987)	7,109
Segment assets (A)	67,421	11,087	26,453	3,111	--	--	20,232	25,785	5,406	159,495
Capital expenditures	12,128	2,362	2,706	2,144	--	--	250	5	319	19,914

Notes:
(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

	2005	2004	2003
Income (loss)
Total segment profit and loss	$37,004	$15,600	$7,109
Depreciation and amortization	(20,885)	(18,800)	(16,627)
Interest expense	(2,485)	(2,831)	(12,851)
Litigation settlement	(1,600)	--	--
Merger expenses	--	(15,675)	--
Loss on exchange and early retirement of debt	--	--	(41,564)
Other income	--	(937)	--

Income (loss) before income taxes	$12,034	$(22,643)	$(63,933)

Assets
Total assets for reportable segments	$319,628	$174,163	$159,495
Cash and cash equivalents	214,626	273,079	62,417
Short-term investments	25,726	48,993	19,265
Other assets	34,836	29,542	18,290

Total consolidated assets	$594,816	$525,777	$259,467

Geographic Information
	Revenues	Long-Lived Assets (a)
2005:
United States	$85,688	$109,710
Australia	6,418	49,860
Chile	59,624	19,407
Argentina	20,606	2,568
Bolivia	--	32,194
Other Foreign Countries	--	237

Total	$172,336	$213,976

2004:
United States	$87,765	$60,747
Australia	--	--
Chile	35,267	15,332
Argentina	9,775	1,050
Bolivia	--	21,103
Other Foreign Countries	--	145

Total	$132,807	98,377

2003:
United States	$62,056	$65,781
Australia	--	--
Chile	40,024	15,622
Argentina	8,623	1,994
Bolivia	--	20,159
Other Foreign Countries	--	142

Total	$110,703	$103,698

(a) Includes property, plant and equipment and mineral properties.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commences on May 14, 2006 and expires after May 14, 2021.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

        During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960‘s, shut the operations down in the early 1970‘s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

Argentina Regulatory Issues

        In September 2004 the Provincial government in Argentina made a formal demand upon the Company’s wholly owned subsidiary which operates the Martha Mine for royalty payment attributed to ore mined and shipped in excess of payments made before the demand. The government has taken the position that an insufficient royalty was being paid. The demand was in the approximate amount of $0.3 million. The Company paid the demand under protest and is contesting the amount through an administrative review procedure. The Provincial government may make further such demands attributed to additional ore shipped from the mine. The Company is not able to predict at this time what the position of the Provincial government will be nor the amount of exposure associated with further demands, if such demands are made.

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

        At this point, neither the Company, Polimet nor any officer or director has been served with any complaint or subpoena, given any official written notice or formally charged with any offense. Consequently, the Company cannot predict with certainty or specificity any allegations that may ultimately be brought against the Company, Polimet or their individual directors or officers, or what remedies may ultimately be sought or obtained against the Company. If the Company suffers any losses or damages related to operation of the Martha mine prior to the Company’s ownership, the Company would expect to pursue indemnification against the previous owner of Polimet.

        The Company believes it has fully complied with Argentine law since it acquired the Martha mine. If the Company or Polimet is formally charged or notified of a pending action, the Company plans to cooperate fully with the Argentine government authorities to resolve the matter.

        In December 2005, the Company was notified that the prosecutor assigned to the investigation had recommended that the investigation be concluded with no action to be taken against the Company or Polimet. Based upon this information, the Company believes there will be no formal charges or notification of an action against the Company.

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

        On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the US Army Corps of Engineers for further review. On November 22, 2005, the US Army Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit. The Company has submitted a work plan which will define the activities at the project that are not impacted by the 404 permit or are allowable activities under the 404 permit that can continue during the suspension by the US Army Corps of Engineers. The Company is unable to predict impact of this suspension on the project at this time.

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

NOTE R – SUBSEQUENT EVENT

        On January 31, 2006, the Company announced that it is reviewing strategic alternatives for its Coeur Silver Valley (“CSV”) assets in Idaho. CSV includes the Galena silver mine and related properties. Strategic alternatives under consideration include a possible sale of the subsidiary. The Company expects to complete the review during the first quarter of 2006.

NOTE S — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	First Quarter (a)	Second Quarter	Six Months Ended June 30, 2005	Third Quarter	Nine Months Ended September 30, 2005	Fourth Quarter
			(Restated)		(Restated)
	(In Thousands - Except Per Share Data)
2005:
Sales of metal as previously
reported	$36,207	$37,200	$73,407	$42,047	$115,454	$54,793
Reclassification adjustment (b)	607	829	1,436	653	2,089	--

Sales of metal as adjusted	$36,814	$38,029	$74,843	$42,700	$117,543	$54,793
Net income (loss) as previously
reported	$(1,145)	$(1,701)	$(3,471)	$3,453	$(18)	$9,944
Restatement adjustment (c)	--	--	625	--	625	--

Net income (loss) as restated	$(1,145)	$(1,701)	$(2,846)	$3,453	$607	$9,944
Basic net income (loss) per
share as previously reported and restated	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$0.04
Diluted net income (loss) per
share as previously reported and restated	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$0.04

	First Quarter	Second Quarter	Third Quarter (d)	Fourth Quarter (d)(e)
2004:	(In Thousands - Except Per Share Data)
Sales of metal as previously
reported	$29,650	$26,381	$30,211	$44,003
Reclassification adjustment (b)	631	577	591	763

Sales of metal as adjusted	$30,281	$26,958	$30,802	$44,766
Net income (loss)	$(1,653)	$(5,414)	$(18,080)	$8,289
Basic net income (loss) per share	$(0.01)	$(0.03)	$(0.08)	$0.04
Diluted net income (loss) per share	$(0.01)	$(0.03)	$(0.08)	$0.03

(a)	Includes a $1.6 million charge to settle a breach of contract suit brought against the Company by Credit Suisse First Boston in the first quarter of 2005.

(b)	Freight charges were previously misclassified and recorded as a reduction of sales of metal and have been reclassified to production costs applicable to sales.

(c)	Reflects the correction of an error in the Company’s calculation relating to the ore on leach pad inventory in the first quarter of 2005, the six months ended June 30, 2005, and the nine months ended September 30, 2005. The adjustment increased inventory and decreased production costs applicable to sales resulting in a decrease in the net loss of $0.6 million in the first quarter of 2005. The Company has previously restated the financial statements for the first quarter of 2005 in its filing on Form 10-Q/A for the quarterly period ended March 31, 2005, accordingly, the amounts as previously presented for net income (loss) and basic and diluted income (loss) per share include the effects of the restatement adjustments. The effects of the restatement are reflected in the year-to-date periods ended June 30, 2005 (as restated) and September 30, 2005 (as restated). The adjustment had no impact on basic or diluted net income (loss) per share.

(d)	Includes merger related expenses of approximately $14.9 million in the third quarter and $0.8 million in the fourth quarter of 2004.

(e)	Includes adjustments of $4.4 million in the fourth quarter of 2004 to the valuation allowance for the expected benefit of net operating loss carryforwards expected to be utilized to reduce projected future taxable income in future years from the Cerro Bayo mine, and $1.4 million for the reversal of a previous tax accrual.