Form 10-Q
period 2006-03-31
COEUR D ALENE MINES CORP
filed 2006-05-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act).

Large accelerated filer    |X|        Accelerated filer   |_|        Non-accelerated filer   |_|

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 277,950,182 shares were issued and outstanding as of May 5, 2006.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	March 31, 2006 and December 31, 2005
	Consolidated Statements of Operations and	5
	Comprehensive Income (Loss) - Unaudited
	Three Months Ended March 31, 2006 and 2005
	Consolidated Statements of Cash Flows - Unaudited	6
	Three Months Ended March 31, 2006 and 2005
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
Part II.	Other Information	44
Item 1A.	Risk Factors	44
Item 6.	Exhibits	47

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$347,651	$214,616
Short-term investments	26,690	25,726
Receivables	23,038	27,986
Ore on leach pad	27,743	25,394
Metal and other inventories	12,986	12,807
Deferred tax assets	2,678	2,255
Prepaid expenses and other	6,388	4,707
Assets of operations held for sale (Note D)	15,877	14,828

	463,051	328,319
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	109,049	105,107
Less accumulated depreciation	(59,852)	(57,929)

	49,197	47,178
MINING PROPERTIES
Operational mining properties	122,650	121,441
Less accumulated depletion	(107,794)	(105,486)

	14,856	15,955
Mineral interests	72,201	72,201
Less accumulated depletion	(3,860)	(2,218)

	68,341	69,983
Non-producing and development properties	89,886	72,488

	173,083	158,426
OTHER ASSETS
Ore on leach pad, non-current portion	31,316	29,254
Restricted cash and cash equivalents	17,041	16,943
Debt issuance costs, net	5,378	5,454
Deferred tax assets	2,837	923
Other	7,666	8,319

	64,238	60,893

TOTAL ASSETS	$749,569	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,426	$17,189
Other current liabilities	6,604	6,274
Accrued interest payable	469	1,031
Accrued salaries and wages	4,864	7,840
Current taxes payable	1,716	66
Liabilities of operations held for sale (Note D)	12,816	12,908

	38,895	45,308
LONG-TERM LIABILITIES
11/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,301	24,082
Other long-term liabilities	4,286	3,873

	208,587	207,955
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 278,869,045 and 250,961,353 shares in 2006 and
2005 (1,059,211 shares held in treasury)	278,869	250,961
Additional paid-in capital	775,611	656,977
Accumulated deficit	(537,369)	(551,357)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(1,834)	(1,838)

	502,087	341,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,569	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Sales of metal	$44,854	$32,235
COSTS AND EXPENSES
Production costs applicable to sales	20,099	17,342
Depreciation and depletion	6,318	4,149
Administrative and general	5,090	5,549
Exploration	1,968	2,709
Pre-development	--	2,369
Litigation settlement	--	1,600

Total cost and expenses	33,475	33,718

OTHER INCOME AND EXPENSE
Interest and other income	2,521	1,948
Interest expense, net of capitalized interest	(521)	(570)

Total other income and expense	2,000	1,378

Income (loss) from continuing operations before income taxes	13,379	(105)
Income tax benefit (provision)	347	(679)

INCOME (LOSS) FROM CONTINUING OPERATIONS	13,726	(784)
Income (loss) from discontinued operations, net of income taxes	612	(361)

NET INCOME (LOSS)	14,338	(1,145)
Other comprehensive income (loss)	4	(1)

COMPREHENSIVE INCOME (LOSS)	$14,342	$(1,146)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.00)
Income (loss) from discontinued operations	--	--

Net income (loss)	$0.06	$(0.00)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.00)
Income (loss) from discontinued operations	--	--

Net income (loss)	$0.05	$(0.00)

Weighted average number of shares of common stock
Basic	252,485	239,985
Diluted	277,383	239,985

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss )	$14,338	$(1,145)
Add (deduct) non-cash items:
Depreciation and depletion	6,318	4,149
Deferred taxes	(2,073)	679
Unrealized gain on embedded derivative, net	(1,559)	(391)
Share based compensation	625	400
Other charges	502	410
Changes in Operating Assets and Liabilities:
Receivables	4,830	(1,316)
Prepaid and other current assets	336	882
Inventories	(4,590)	(3,256)
Accounts payable and accrued liabilities	(918)	(2,332)
Discontinued operations	(645)	(577)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,164	(2,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,381)	(10,546)
Proceeds from sales of short-term investments	10,316	6,015
Capital expenditures	(27,806)	(3,499)
Other	(241)	(29)
Discontinued operations	(497)	(632)

CASH USED IN INVESTING ACTIVITIES	(29,609)	(8,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	154,560	--
Payment of public offering costs	(8,388)	--
Common stock repurchased	(739)	(569)
Other	47	(80)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	145,480	(649)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,035	(11,837)
Cash and cash equivalents at beginning of period	214,616	273,068

Cash and cash equivalents at end of period	$347,651	$261,231

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2005.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.6 million and $2.2 million during the three months ended March 31, 2006 and 2005, respectively, are recorded as a reduction of revenue.

        At March 31, 2006, the Company had outstanding provisionally priced sales of $43.5 million, consisting of 3.2 million ounces of silver, 22,000 ounces of gold and 0.4 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $32,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $22,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $4,000. At March 31, 2005, the Company had outstanding provisionally priced sales of $43.0 million consisting of 3.8 million ounces of silver, 37,848 ounces of gold and 0.9 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $37,600; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $37,800; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $9,300.

        Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States, Chile, Argentina and Australia with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

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

        The Company reported ore on the leach pads of $59.0 million as of March 31, 2006. Of this amount, $27.7 million is reported as a current asset and $31.3 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        Operational Mining Properties and Mine Development: Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense. Costs incurred during the start-up phase of a mine are expensed as incurred. Ongoing mining expenditures on producing properties are costs of product inventory and charged against operations as products are sold. Major development expenditures incurred to increase production or extend the life of the mine are capitalized. Mineral exploration costs are expensed as incurred.

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

        Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property and development property. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2006 and December 31, 2005, the Company held certificates of deposit and cash under these agreements of $17.0 million and $16.9 million, respectively, which were restricted for this purpose. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Effective January 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The consensus requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The Company recorded a charge of approximately $0.4 million to retained earnings at January 1, 2006 to write off deferred stripping costs, as the cumulative effect of a change in accounting method.

        Reclamation and Remediation Costs: Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Accretion, representing the increase over time in the present value of the liability, is recorded each period. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Consolidated Statements of Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note I – Derivative Financial Instruments and Fair Value of Financial Instruments.

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in the first three months of 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instruments awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses.

        The compensation expense recognized in the Company’s consolidated financial statement for the three months ended March 31, 2006 for awards of equity instruments was $0.6 million. As of March 31, 2006, there was $3.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.6 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the three months ended March 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

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

        Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive loss in addition to net income (loss) include the following:

	For the period ended March 31,
	2006	2005
Net income (loss)	$14,338	$(1,145)
Unrealized gain (loss) on marketable securities	102	48
Change in fair value of cash flow hedges, net of settlements	(98)	(49)

Comprehensive income (loss)	$14,342	$(1,146)

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

	For the Period Ended March 31, 2006			For the Period Ended March 31, 2005
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) available
to common shareholders	$14,338			$(1,145)

Basic EPS
Net income (loss)
available to common
stockholders	$14,338	252,485	$0.06	$(1,145)	239,985	$(0.01)
Effect of Dilutive Securities
Equity awards	--	1,214		--	--
1.25% Convertible Notes	494	23,684		--	--

Diluted EPS
Net income (loss)
available to common
stockholders	$14,832	277,383	$0.05	$(1,145)	239,985	$(0.01)

        For the three months ended March 31, 2006, options to purchase 339,588 shares of common stock at prices between $6.66 to $15.19 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options which expire between 2006 to 2015 were still outstanding at March 31, 2006.

The following potentially dilutive shares have been excluded from earnings per share calculation as of March 31, 2005 as their effect is antidilutive:

March 31, 2005
Stock Options	2,352,367
1.25% Notes
Convertible at $7.60 per share	23,684,211

Total potentially dilutive shares	26,036,578

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

        Reclassifications: Certain amounts in prior years have been reclassified to conform to March 31, 2006 presentation. The most significant reclassifications were to reclassify the consolidated balance sheet amounts and the consolidated statements of operations from historical presentation to assets and liabilities of operations held for sale on the consolidated balance sheets and to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

NOTE C- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Concentrate and dore inventory	$7,644	$7,836
Supplies	5,342	4,971

Metal and other inventories	$12,986	$12,807

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owns and operates the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares CSV to U.S. Silver Corporation for $15 million in cash. The transaction is expected to close by June 1, 2006. The sale is contingent upon customary closing conditions such as U.S. Silver’s arrangements for financing, approval by the board of directors of Coeur d’Alene Mines, and completion of final documentation. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV has been classified as held for sale and the results of its operations have been reported in discontinued operations for all periods presented.

        The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Sales of metal	$5,710	$4,579
Production costs applicable to sales	(4,260)	(3,899)
Depreciation and depletion	(595)	(512)
Mining exploration	(210)	(409)
Other	(33)	(120)

Income (loss) from discontinued operations	$612	$(361)

        The major classes of assets and liabilities of operations held for sale in the consolidated balance sheet are as follows (in thousands):

	March 31, 2006	December 31, 2005
Assets
Receivables	$2,836	$2,036
Prepaids	911	906
Inventory	2,805	2,561
Property, plant and equipment (net)	1,907	2,016
Operational mining properties, net	6,492	6,357
Other	926	952

Total assets of discontinued operations	$15,877	$14,828

Liabilities
Accounts payable	$615	$747
Accrued liabilities	292	166
Accrued salaries, wages and benefits	540	578
Reclamation and mine closure	7,031	6,905
Defined benefit liabilities	2,588	2,588
Other non-current liabilities	1,750	1,924

Total liabilities of discontinued operations	$12,816	$12,908

NOTE E- SHARE-BASED COMPENSATION PLANS

        The company has a Long Term Incentive Plan and Directors’ Plan, which is more fully described in Note K of the Company’s notes to the consolidated financial statements included in the 2005 Annual Report on Form 10-K, that provides for the grant to eligible employees and directors of stock options, share appreciation rights (SARs), restricted shares and performance shares.

        Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed 10 years from the grant date. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.

        Restricted stock is granted at prices equal to the fair market value of the shares on the date of grant and vest in equal installments annually over three years. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.

        Performance shares also are granted at the fair market value of the underlying shares on the date of grant. Vesting is contingent on meeting certain performance measures based on relative total shareholder return. The performance shares vest at the end of the three-year service period. Performance shares granted under the plan assume that the performance measure will be achieved. If such performance measures are not met, no compensation cost is recognized and any recognized compensation is reversed.

        Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in the first three months of 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instruments awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses.

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the three-month period ended March 31, 2006.

        The compensation expense recognized in the Company’s consolidated financial statement for the three months ended March 31, 2006 for awards of equity instruments was $0.6 million. As of March 31, 2006, there was $3.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.6 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the three months ended March 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or nil per basic and diluted share. Cash received from share options exercised under the Long-Term Incentive Plan for the first quarter of 2006 was $0.4 million and is reflected as a financing activity in the Company’s consolidated statements of cash flows. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.3 million for the three months ended March 31, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R).

        The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to December 31, 2005.

Three Months Ended March 31,2005
(in thousands except per share data)
Net loss As reported	$(1,145)
Add: Stock-based employee compensation expense
included in reported net loss	400
Less: Stock-based employee compensation expense
determined under fair value for all awards	(603)

Net income - Pro forma	$(1,348)

Net income per share:
Basic and diluted - As reported	$(0.00)

Basic and diluted - Pro forma	$(0.01)

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average fair value of options granted	$3.35	$3.92
Expected volatility	68.5%	68.5%
Expected life	6 yrs	6 yrs
Risk-free interest rate	4.6%	3.9%
Expected dividend yield	0.00%	0.00%

        The expected volatility of the option is determined using historical volatilities based on historical stock prices. The expected life of options granted during the first quarter of 2006 was based on the Company’s historical share option exercise experience. The Company estimated the expected life of options granted using the midpoint between the vesting date and the original contractual term. The risk free rate was determined using the yield available on U.S. Treasury Zero-coupon issues with a remaining term equal to the expected life of the option. The Company has not paid dividends on its common stock since 1996.

        The following table summarizes stock option activity during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	5.14
Exercised	(186,206)	1.85
Forfeited	(12,210)	17.94

Outstanding at March 31, 2006	2,352,382	$3.47

        The following table summarizes information for options currently outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.74 to $1.22	453,145	5.52	$0.80	453,145	$0.80	5.52
$1.23 to $1.85	466,543	6.34	$1.65	466,543	$1.65	6.34
$1.86 to $2.63	111,502	6.65	$2.10	111,502	$2.10	6.65
$2.64 to $3.92	626,651	7.91	$3.83	317,762	$3.75	6.97
$3.93 to $7.09	656,936	8.72	$6.00	247,368	$6.82	7.40
$7.10 to $17.94	37,605	1.32	$11.68	37,605	$11.68	1.32

	2,352,382	7.20	$3.47	1,633,925	$2.87	6.30

        As of March 31, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $1.4 million and the weighted average period over which these awards are expected to be recognized was 2.4 years. The total intrinsic value of share options exercised during the first quarter of 2006 and 2005 was $0.8 million and $0, respectively. There were no options exercised during the first quarter of 2005. At March 31, 2006, the total intrinsic value was $7.3 million and $6.0 million for stock options outstanding and exercisable, respectively.

        The following table summarizes non-vested stock activity during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	661,381	$3.30
Granted	220,894	5.14
Vested	(445,025)	2.71
Forfeited	--	--

Non-vested at March 31, 2006	437,250	$4.83

        The fair value of non-vested shares is determined based on the closing stock price on the grant date. As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation to be recognized over a weighted-average period of 2.5 years.

        The following table summarizes performance shares activity during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	--	$--
Granted	220,894	5.14
Exercised	--	--
Forfeited	--	--

Outstanding at March 31, 2006	220,894	$5.14

        The fair value of performance shares is determined based on the closing price on the grant date. As of March 31, 2006, there was $0.8 million of total unrecognized compensation cost related to performance shares to be recognized over the weighted average period of 2.9 years.

NOTE F- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2008 through 2025. Net operating losses in foreign countries have an indefinite carryforward period.

        For the three months ended March 31, 2006, the Company reported an income tax benefit of approximately $0.3 million. The income tax benefit is comprised of a $0.7 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $2.8 million and $0.2 million deferred tax benefit arising from a release of valuation allowance due to the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, respectively, offset by $1.4 million in current taxes payable in Argentina and Australia and $0.2 million of deferred taxes payable in Australia. The Company recorded a current $0.4 million tax provision for foreign tax withholding.

        The income tax provision for the first three months ended March 31, 2006 and 2005 varies from the statutory rate primarily because of foreign operations and management’s determination as to the realization of net deferred tax assets.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. As of March 31, 2006, Coeur Silver Valley (Galena) was classified as held for sale and reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Coeur Silver Valley, Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Canada (Falconbridge Ltd. and Teck Cominco Metals Ltd.), Japan (Sumitomo Corporation and Dowa Mining Ltd.) and Mexico ( Met-Mex Penoles). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Zinifex, an Australia smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Financial information relating to the Company’s segments is as follows:

Segment Reporting
(In Thousands)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended March 31, 2006
Sales of metal	$22,204	$10,714	$5,427	$566	$5,943	$--	$--	$--	$44,854
Segment profit (loss)	10,460	5,322	1,977	509	4,348	(3)	(7)	(2,388)	20,218
Depreciation and depletion	3,038	1,322	242	110	1,533	--	--	73	6,318
Interest income	--	48	4	--	--	--	--	2,892	2,944
Interest expense	--	27	--	--	--	--	--	494	521
Income tax (benefit)
expense	--	(2,087)	491	--	--	--	--	1,249	(347)
Segment assets from
continuing operations (A)	83,081	42,621	6,974	15,253	34,571	34,320	99,966	6,965	323,751
Capital expenditures	159	1,100	683	--	--	1,944	23,752	168	27,806

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended March 31, 2005
Sales of metal	$15,448	$13,335	$3,452	--	--	$--	$--	$--	$32,235
Segment profit (loss)	5,937	5,628	1,168	--	--	(114)	(2,612)	(3,793)	6,214
Depreciation and depletion	2,629	1,271	170	--	--	--	17	62	4,149
Interest income	--	20	--	--	--	--	--	1,825	1,845
Interest expense	--	--	--	--	--	--	--	570	570
Litigation settlement	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit)
expense	--	679	--	--	--	--	--	--	679
Segment assets from
continuing operations (A)	76,331	30,218	4,455	--	--	23,188	25,938	6,451	166,581
Capital expenditures	187	587	671	--	--	1,879	106	69	3,499

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Three Month Ended March 31,
	2006	2005
Income (loss) from continuing operations before income taxes
Total segment profit and loss	$20,218	$6,214
Depreciation and amortization	(6,318)	(4,149)
Interest expense	(521)	(570)
Litigation settlement	--	(1,600)

Income (loss) from continuing operations before income taxes	$13,379	$(105)

Assets
Total assets for reportable segments	$323,751	$166,581
Cash and cash equivalents	347,651	261,232
Short-term investments	26,690	52,920
Other assets	35,600	27,679
Total assets held for sale	15,877	13,941

Total consolidated assets	$749,569	$522,353

Geographic Information
Three Months Ended March 31, 2006:	Revenues	Long-Lived Assets
United States	$22,204	$117,843
Australia	6,509	48,221
Chile	10,714	19,298
Argentina	5,427	3,013
Bolivia	--	33,677
Other Foreign Countries	--	228

Total	$44,854	$222,280

Three Months Ended
March 31, 2005
United States	$15,448	$52,277
Australia	--	--
Chile	13,335	14,589
Argentina	3,452	1,558
Bolivia	--	22,982
Other Foreign Countries	--	144

Total	$32,235	$91,550

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

        Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Asset retirement obligation - January 1	$30,429	$23,436
Accretion	571	438
Additions	--	--
Settlements	(168)	(18)

Asset retirement obligation - March 31	$30,832	$23,856

NOTE I- DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Forward Foreign Exchange Contracts

        During the first quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 525 pesos to each U.S. dollar. At March 31, 2006, the Company had foreign exchange contracts of $9.9 million in U.S. dollars, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded a realized loss of approximately $0.1 million and nil, respectively, in connection with its foreign currency hedging program. As of March 31, 2006, the fair value of the foreign exchange contracts was a liability of $0.3 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	March 31,
	2006	2005
Beginning balance	$(171)	$--
Reclassification to earnings	18	--
Change in fair value	(114)	(49)

Ending balance	$(267)	$(49)

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of March 31, 2006, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

Concentrate Sales Contracts

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in other current liabilities), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

        At March 31, 2006 the Company had outstanding provisionally priced sales of $43.5 million, consisting of 3.2 million ounces of silver, 22,000 ounces of gold and 0.4 million pounds of copper, which had a fair value of approximately $48.1 million, including the embedded derivative.

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

NOTE J- DEFINED BENEFIT, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

Pension and Post-Retirement Obligations

	Three Months Ended March 31
Components of Net Period Benefit Cost: (In thousands)	Defined Benefit Plan		Post-Retirement Medical Plan
	2006	2005	2006	2005
Service cost	$86	$86	$2	$5
Interest cost	124	111	5	28
Expected return on plan assets	(76)	(66)	--	--
Amortization of prior service cost	15	15	(31)	--
Amortization of actuarial (gain) loss	78	71	(85)	--

Net periodic benefit cost (benefit)	$227	$217	$(109)	$33

Contributions:

The Company expects to contribute $0.7 million to its pension plans in 2006. For the three months ended March 31, 2006 and 2005, $0.2 million and $0.2 million, respectively, of contributions were made to the plans.

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.2 million and $0.2 million in the first quarters of 2006 and 2005, respectively, which is based on a percentage of salary of qualified employees.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.2 million and $0.2 million in the first quarter of 2006 and 2005, respectively.

NOTE K- COMMITMENTS AND CONTINGENCIES

Labor Union Contract

        The Company maintains a labor agreement with the United Steel Workers of America at the Coeur Silver Valley Galena mine. The agreement was originally in effect from March 26, 2003 to March 1, 2006, and was further extended to September 1, 2006. The Company also maintains a labor agreement with Syndicato De Trabayadores De Compania Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile. The agreement is effective from December 22, 2005 to December 21, 2007. The Company is currently in negotiations with the workforce at the Martha mine and expects to enter into a labor agreement by mid-2006. As of March 31, 2006, the Company had approximately 25% of its worldwide labor forces covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by mid-2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of March 31, 2006, the total amount expected to be incurred under this plan is approximately $3.2 million. The liability is recognized ratably over the minimum future service period. The amount accrued for the period ended March 31, 2006 was $1.0 million and was charged to production costs.

NOTE L- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 44% and 42% of total metals sales in the first quarter of 2006 and 2005, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Canada, Japan, Mexico and Australia. Sales of metals concentrates to third party smelters amounted to approximately 56% and 58% of metals sales in the first quarter of 2006 and 2005, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

NOTE M- LITIGATION AND OTHER EVENTS

Federal Natural Resources Action

          On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800‘s.

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commences on May 14, 2006 and expires on May 14, 2021, or earlier once the cumulative amount has been paid.

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

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by the plaintiffs pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit.

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit.

        On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. have all been granted Defendant-Intervenor status and will join the agencies in their defense of the permits as issued.

        The Company is unable to predict the outcome of this litigation or its impact on the project. The Company plans to continue to move forward with full-scale construction of the mine.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the first three months of 2006 was $9.74 and $554 per ounce, respectively. The market price of silver and gold on May 5, 2006 was $13.80 per ounce and $678 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Cerro Bayo mine in Chile, the Martha mine in Argentina and the Endeavor and Broken Hill mines in Australia. As of March 31, 2006, the Company classified the Silver Valley (Galena) mine as held for sale and its operating results have been reported as discontinued operations.

Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 515,822 ounces and 8,794 ounces of gold in the first quarter of 2006 compared to 659,293 ounces of silver and 14,868 ounces of gold in the first quarter of 2005. The decline in silver and gold production was primarily due to a decrease in overall ore grades that impacted the first quarter of 2006 as a result of the Company focusing its mining activities in lower grade areas of the mine. It is expected that ore grades will improve to historical levels during the rest of 2006. Total cash cost per ounce in the first quarter of 2006 was $3.46 per ounce compared to $(0.15) per ounce in 2005. The increase in cash cost per ounce is primarily due to a lower gold credit, due to lower silver and gold production, compared to the first quarter of 2005.

        Martha Mine:

        At the Martha Mine in Southern Argentina, silver production was 543,486 ounces in the first quarter of 2006 compared to 379,060 ounces in the first quarter of 2005. The increase in silver production was due to a 29% increase in ore grades and a 12.9% increase in tons milled as compared to the first quarter of 2005. Total cash costs per ounce in the first quarter of 2006 were $4.93 per ounce compared to $5.07 per ounce in 2005. The lower cash costs per ounce was primarily due to higher silver production in the first quarter of 2006 compared to the first quarter of 2005.

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production increased 1% to 1,148,363 and gold production increased 15% to 16,117 ounces during the first quarter of 2006 compared to 1,135,997 ounces of silver and 13,992 ounces of gold in the first quarter of 2005. Total cash costs per ounce decreased to $4.32 from $6.30 in the first quarter of 2005. The decrease in cash cost per ounce is primarily due to the higher gold credit as a result of increased gold production and higher gold prices.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.4 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $23.0 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment could occur in 2006. In addition to these upfront payments, pursuant to the original agreement, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeded $5.23 per ounce. This further increment begins on the second anniversary of this agreement and was 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia), reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% once drawn by CBH.

        On October 29, 2005, CBH announced that mining operations at the Endeavor mine had been suspended below the No. Four haulage level following an uncontrolled fall of waste ground into the mine’s 6Z2 crown pillar stope. Limiting production to the areas above this level was done as a safety precaution due to the proximity of the 6Z2 crown pillar stope to the main haulage decline. In late November 2005, CBH announced that mine operations had recommenced below the No. Four haulage level, but at a reduced production rate. Based on the progress made to date in correcting issues related to the ground fall, the Company now expects the mine to produce approximately one million ounces of silver during 2006. The Company’s share of silver production during the first quarter of 2006 amounted to 84,280 ounces. The cash cost per ounce of silver production was $2.13.

        Broken Hill Mine:

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds over the next eight years. The Company’s share of silver production during the first quarter of 2006 amounted to 557,311 ounces. The cash cost per ounce of silver production was $2.89.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        At Coeur Silver Valley (Galena Mine), silver production for the first quarter of 2006 decreased 30% to 499,647 ounces compared to 710,296 ounces produced in the first quarter of 2005. Total cash costs per ounce increased to $9.24 from $6.73 per ounce in the first quarter of 2005. Lower production and higher costs per ounce are due to lower than expected production grades as mine operations adjusted to changing geologic ground conditions.

        On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash. The transaction is expected to close by June 1, 2006.

        The sale is contingent upon customary closing conditions such as U.S. Silver’s arrangements for financing, approval by the board of directors of Coeur d’Alene Mines and U.S. Silver Corporation, and completion of final documentation.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rochester
Tons processed	2,531,900	2,358,413
Ore grade/Ag oz	0.67	0.91
Ore grade/Au oz	0.014	0.010
Recovery/Ag oz (A)	67.4%	52.8%
Recovery/Au oz (A)	46.5%	62.2%
Silver production ounces	1,148,363	1,135,997
Gold production ounces	16,117	13,992
Cash cost/oz	$4.32	$6.30
Total cost/oz	$7.61	$8.53
Cerro Bayo
Tons milled	100,275	98,584
Ore grade/Ag oz	5.54	7.05
Ore grade/Au oz	.095	.162
Recovery/Ag oz	92.9%	94.9%
Recovery/Au oz	92.2%	92.8%
Silver production ounces	515,822	659,293
Gold production ounces	8,794	14,868
Cash cost/oz (B)	$3.46	$(0.15)
Total cost/oz	$5.94	$1.78
Martha Mine
Tons milled	8,849	7,837
Ore grade/Ag oz	65.86	50.99
Ore grade/Au oz	.082	.065
Recovery/Ag oz	93.3%	94.9%
Recovery/Au oz	92.3%	92.7%
Silver production ounces	543,486	379,060
Gold production ounces	670	471
Cash cost/oz	$4.93	$5.07
Total cost/oz	$5.37	$5.51
Endeavor (C)
Tons milled	103,003	--
Ore grade/Ag oz	1.30	--
Recovery/Ag oz	62.9%	--
Silver production ounces	84,280	--
Cash cost/oz	$2.13	--
Total cost/oz	$3.43	--
Broken Hill (C)
Tons milled	527,096	--
Ore grade/Ag oz	1.46	--
Recovery/Ag oz	72.3%	--
Silver production ounces	557,311	--
Cash cost/oz	$2.89	--
Total cost/oz	$5.64	--
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	2,849,262	2,174,350
Gold ounces	25,581	29,331
Cash cost per oz/silver	$3.94	$4.13
Total cost/oz	$6.37	$5.95
CONSOLIDATED SALES TOTALS
Silver ounces sold	2,877,890	2,653,097
Gold ounces sold	25,734	35,184
Realized price per silver ounce	$10.36	$6.82
Realized price per gold ounce	$588	$424

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. As a result, current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	The negative cash cost per ounce of silver is the result of the gold by-product credit as a reduction of operating costs.

(C)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which has been classified as held for sale and reported as discontinued operations:

	Three Months Ended March 31,
	2006	2005
Silver Valley/Galena
Tons milled	32,652	37,458
Ore grade/Silver oz	15.91%	19.50
Recovery/Silver oz	96.2%	97.2%
Silver production ounces	499,647	710,296
Cash cost/oz	$9.24	$6.73
Total cost/oz	$10.43	$7.45
Gold production	122	92

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

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in the Statement of Operations:

THREE MONTHS ENDED MARCH 31, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,148,363	515,822	543,486	84,280	557,311	2,849,262
Cash Costs per ounce	$4.32	$3.46	$4.93	$2.13	$2.89	$3.94
Total Cash Costs	$4,965	$1,783	$2,681	$179	$1,609	$11,217
Add/Subtract:
Third Party Smelting Costs	--	(770)	(312)	(103)	(572)	(1,757)
By-Product Credit	8,941	4,873	371	--	--	14,185
Other Adjustments	739	--	--	--	--	739
Change in Inventory	(2,893)	(1,352)	(63)	(48)	71	(4,285)

Production costs applicable to sales	$11,752	$4,534	$2,677	$28	$1,108	$20,099

THREE MONTHS ENDED MARCH 31, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,135,997	659,293	379,060	--	--	2,174,350
Cash Costs per ounce	$6.30	$(0.15)	$5.07	--	--	$4.13
Total Cash Costs (000’s)	$7,153	$(98)	$1,921	--	--	$8,976
Add/Subtract:
Third Party Smelting Costs	--	(719)	(197)	--	--	(916)
By-Product Credit	5,991	6,348	201	--	--	12,540
Other Adjustment	(100)	--	--	--	--	(100)
Change in Inventory	(3,557)	674	(275)	--	--	(3,158)

Production costs applicable to sales	$9,487	$6,205	$1,650	--	--	$17,342

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

THREE MONTHS ENDED MARCH 31, (In thousands except ounces and per ounce costs)
Coeur Silver Valley/Galena
	2006	2005
Production of Silver (ounces)	499,647	710,296
Cash Costs per ounce	$9.24	$6.73

Total Cash Costs (000's)	$4,615	$4,782
Add/Subtract:
Third Party Smelting Costs	(869)	(1,124)
By-Product Credit	796	938
Change in Inventory	(282)	(697)

Production costs applicable to sales	$4,260	$3,899

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the first quarter of 2006 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 15,800 meters (51,900 feet) were drilled in the two programs. The majority of the drilling (74%) was devoted to definition of new reserves around the current mine operations areas. Results from both programs are expected to produce additional reserves and mineralized material though the impact of the new drilling will not be fully evaluated until the program is completed.

Martha Mine (Argentina)

        At Martha, a total of 9,300 meters (30,500 feet) of drilling was completed during the first quarter to expand reserves and discover new mineralization. Results obtained from drilling R4 Deep, Francisca and Catalina continues to expand the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        At the Galena Mine, over 12,500 feet of new core drilling was completed in the quarter. Eight veins and targets were tested with this drilling.

Tanzania (Africa)

        In the first quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Mapping and sampling was conducted on the Geita 2, Bunda, and Biharamule tenements as well as on the new Saragurwa concession acquired in the fourth quarter of 2005. A RAB (rotary air blast) drill program will commence in the second quarter of 2006 on Geita 2, as will an airborne geophysical survey over Saragurwa.

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. Based upon the results of the updated feasibility study, the Company estimates the capital cost of the project to be approximately $135 million, the annual production to be approximately 6-8 million ounces of silver over an initial mine life of approximately 14 years. An updated project review, completed in the first quarter of 2006, has confirmed the capital cost estimate for the project.

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. In December 2005, an election was held which resulted in a new president, without the necessity of a runoff election, as well as changes in numerous other levels of government. As a result, the Company is continuing the development of the project but has extended the construction period until it has been determined that the recent election has mitigated the political uncertainty. Construction work planned for the first half of 2006 includes the construction of access roads to and around the site, rough cut grading of the mill site, preparation of an ore stockpile area, movement of some ore to stockpile and the construction of a fence around the perimeter of the plant site area. The Company is targeting mid-year 2006 for the resumption of full-scale construction activities at the site. The Company believes that commercial production could begin in late 2007.

        During the first quarter of 2006, Coeur expended approximately $1.9 million and plans to incur construction costs of approximately $65.6 million in 2006, assuming a full-scale construction schedule is implemented during the year.

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

Kensington (Alaska)

        On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc. (collectively the “Sellers”), giving Coeur 100% ownership of the Kensington property. The Kensington project consists of approximately 6,000 acres, of which approximately 750 acres are patented claims. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995, in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 ½% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.

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

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the Corps of Engineers and the U.S. Forest Service seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the U.S. Forest Service’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps.

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the US Army Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit and on March 29, 2006, they reinstated the Company’s 404 permit. The Company is continuing to move forward with full-scale construction of the mine.

        On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. On April 6, 2006, Goldbelt, Inc, a local native corporation, and on April 7, 2006, the State of Alaska, both joined in filing their respective Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. All parties were granted Defendant-Intervenor status on April 25, 2006. The Company is unable to predict the impact of litigation or its impact on the project.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production. The Company currently estimates the total cost of construction to be approximately $190 million. The Company believes that commercial production could commence in late 2007.

        Total expenditures by the Company at the Kensington property in the first quarter of 2006 were $23.8 million. Such expenditures were used to continue the permitting and pre-development activities. The Company plans approximately $76.7 million for currently planned project expenditures during 2006.

        In the first quarter of 2006, the Company recommenced an underground core drilling program at Kensington in a continuation of the program conducted in the second half of 2005. The program is designed to expand the project’s proven and probable reserves through conversion of portions of its large mineralized material inventory to probable reserves. A total of 4,600 feet was drilled in this program.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, amortization and accretion of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Form 10-Q.

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

        At March 31, 2006, the Company had outstanding provisionally priced sales of $43.5 million consisting of 3.2 million ounces of silver, 22,000 ounces of gold and 0.4 million pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $32,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $22,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $4,000.

Reserve Estimates. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including, silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the period ended March 31, 2006 and 2005.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $59.0 million as of March 31, 2006. Of this amount, $27.7 million is reported as a current asset and $31.3 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	4.9 million	12,300	24,500	36,800
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.80	$1.41	$1.88	$0.35	$0.66	$0.94
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$1.11	$2.75	$5.40	$0.40	$0.85	$1.38

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

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

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

        Sales of metal from continuing operations in the first quarter of 2006 increased by $12.6 million, or 39%, from the first quarter of 2005 to $44.9 million. The increase in product sales of metal is attributable to an increase in the quantity of silver sold and increased metals prices realized during the first quarter of 2006 as compared to the same period in 2005, partially offset by a decrease in the quantity of gold sold during the first quarter of 2006 compared to the same period in 2005. In the first quarter of 2006, the Company sold 2.9 million ounces of silver and 25,734 ounces of gold compared to 2.7 million ounces of silver and 35,184 ounces of gold for the same period in 2005. Realized silver and gold prices were $10.36 and $588 per ounce, respectively, in the first quarter of 2006 compared to $6.82 and $424 in the comparable quarter of 2005.

        In the first quarter of 2006, the Company produced a total of 2,849,262 ounces of silver and 25,581 ounces of gold, compared to 2,174,350 ounces of silver and 29,331 ounces of gold in the first quarter of 2005. The increase in silver production is primarily due to the silver production from the Endeavor and Broken Hill mines which were acquired on May 23, 2005 and September 8, 2005, respectively.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the first quarter of 2006 increased by $2.8 million, or 16%, from the first quarter of 2005 to $20.1 million. The increase in the first quarter of 2006 is primarily due to higher diesel, utility and operating materials and supply costs at the Company’s operations and operating costs associated with the Company’s newly acquired Endeavor and Broken Hill mines.

        Depreciation and depletion increased by $2.2 million, or 52%, in the first quarter of 2006 compared to the prior year’s first quarter, primarily due to the increase in depletion associated with the newly acquired Endeavor and Broken Hill mines.

        Administrative and general expenses decreased by $0.5 million in the first quarter of 2006 compared to the same period in 2005 due to lower outside audit services related to financial reporting compliance activities.

        Exploration expenses decreased by $0.7 million in the first quarter of 2006 compared to the same period in 2005 as a result of lower exploration activity in 2006 compared to 2005.

        Pre-development expenses decreased $2.4 million from the first quarter of 2005 due to classification of the Kensington project as a development-stage property in the third quarter of 2005.

        During the first quarter of 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of a suit by Credit Suisse First Boston on April 6, 2005.

Other Income and Expenses

        Interest and other income in the first quarter of 2006 increased by $0.6 million to $2.5 million compared with the first quarter of 2005. The increase was primarily due to increased interest income from short-term investments due to higher levels of invested cash and short-term investments on hand and higher interest rates.

        Interest expense was $0.5 million in the first quarter of 2006 compared to $0.6 million in the first quarter of 2005.

Income Taxes

        For the three months ended March 31, 2006, the Company reported an income tax benefit of approximately $0.3 million. The income tax benefit is comprised of a $0.7 million deferred tax provision, based upon actual earnings for the quarter then ended, reduced by a $2.8 million and $0.2 million deferred tax benefit arising from a release of valuation allowance due to the increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, respectively, offset by $1.4 million in current taxes payable in Argentina and Australia and $0.2 million deferred tax payable in Australia. The Company reported a current $0.4 million domestic tax provision from foreign tax withholding.

Income (Loss) From Continuing Operations

        As a result of the above, the Company’s net income from continuing operations amounted to approximately $13.7 million compared to a net loss of $0.8 million in the first quarter of 2005.

Results of Discontinued Operations

        On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. The transaction is expected to close by June 1, 2006. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Sales of metal	$5,710	$4,579
Production costs applicable to sales	(4,260)	(3,899)
Depreciation and depletion	(595)	(512)
Mining exploration	(210)	(409)
Other	(33)	(120)

Income (loss) from discontinued operations	$612	$(361)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2006, increased by $141.2 million to approximately $424.2 million compared to $283.0 million at December 31, 2005. The increase in working capital was primarily attributed to the net proceeds of $146.2 million related to the public sale of common stock on March 22, 2006. The ratio of current assets to current liabilities was 11.9 to 1 at March 31, 2006, compared to 7.2 to 1 at December 31, 2005.

        Net cash provided by operating activities in the three months ended March 31, 2006 was $17.2 million compared to net cash used in operating activities of $2.5 million in the three months ended March 31, 2005. The increase of $19.7 million in cash flow from operations is primarily due to the change in net income. Net cash used in investing activities in the first quarter of 2006 was $29.6 million compared to net cash used in investing activities of $8.7 million in the prior year’s comparable period. The increase of $20.9 million in cash used in investing activities is due to an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash provided by financing activities was $145.5 million in the first quarter of 2006, compared to $0.7 million provided in the first quarter of 2005. The increase was primarily due to the receipt of $146.2 million of net proceeds from the issuance of 27.6 million shares of common stock completed in March 2006. As a result of the above, cash and cash equivalents increased by $133.0 million in the first quarter of 2006 compared to a decrease of $11.8 million for the comparable period in 2005.

Debt and Capital Resources

        At March 31, 2006, the Company had $374.3 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $181.9 million will be spent during 2006 on capital expenditures at its operating mines and development-stage properties.

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

Issuance of Common Stock

        During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount.

Litigation and Other Events

Federal Natural Resources Action

          On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800‘s.

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commences on May 14, 2006 and expires after May 14, 2021, or at a sooner date once the cumulative amount is paid.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the U.S. Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The U.S. Forest Service believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

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

        In January 2003, the U.S. Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930‘s through the 1940‘s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the U.S. Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

        Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by the plaintiffs pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit.

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit.

        On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. have all been granted Defendant-Intervenor status and will join the agencies in their defense of the permits as issued.

        The Company is unable to predict the outcome of this litigation or its impact on the project. The Company will continue to move forward with full-scale construction of the mine.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

        At March 31, 2006, the Company had outstanding provisionally priced sales of $43.5 million, consisting of 3.2 million ounces of silver, 22,000 ounces of gold and 0.4 million pounds of copper, which had a fair value of approximately $48.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $32,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $22,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $4,000.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During the first quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 525 pesos to each U.S. dollar. At March 31, 2006, the Company had foreign exchange contracts of $9.9 million in U.S. dollars. For the three months ended March 31, 2006 and March 31, 2005, the Company recorded a realized loss of approximately $0.1 million and nil, respectively, in connection with its foreign currency hedging program. As of March 31, 2006, the fair value of the foreign exchange contracts was a liability of $0.3 million.

        All of the Company’s long-term debt at March 31, 2006, is fixed-rate based. The fair value of the Company’s long-term debt at March 31, 2006 was $186.8 million. The fair value was estimated based upon bond market closing prices near the balance sheet date.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2006, that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      Other Information

Item 1A.  Risk Factors

        Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

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

        As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings were sufficient to cover fixed charges in 2005. As of March 31, 2006, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $424.2 million at March 31, 2006. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During 2005 and the first quarter of 2006, we generated $6.7 million and $17.2 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 68% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.

        The market price of silver (Handy & Harman) and gold (London Final) on May 5, 2006 was $13.80 and $678 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        We use several integrated steps to scientifically measure the metal content of ore placed on the leach pads during the key stages. As the ore body is drilled in preparation for the blasting process, samples of the drill residue are assayed to determine estimated quantities of contained metal. We estimate the quantity of ore by utilizing global positioning satellite survey techniques. We then process the ore through a crushing facility where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. We then transport the crushed ore to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, we continuously sample for assaying. We measure the quantity of leach solution with flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dore, which is the final product produced by the mine. We again weigh, sample and assay the dore. Finally, a third party smelter converts the dore and determines final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate.

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $59.0 million as of March 31, 2006. Of this amount, $27.7 million is reported as a current asset and $31.3 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	4.9 million	12,300	24,500	36,800
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$0.80	$1.41	$1.88	$0.35	$0.66	$0.94
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$1.11	$2.75	$5.40	$0.40	$0.85	$1.38

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory. Negative changes in our inventory valuations and correspondingly on our income statement would have an adverse impact on our results of operations.

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

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Corps of Engineers and the U.S. Forest Service seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by SEACC and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit which was then re-instated on March 29, 2006. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. That motion was granted on April 25, 2006 and the Company has joined the agencies in their defense of the permits as issued. The Company is unable to predict the outcome of this litigation or its impact on the project.

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of March 31, 2006, unions represented approximately 33% of our worldwide workforce. On that date, the Company had 298 employees at its Cerro Bayo mine, and 133 employees at its Coeur Silver Valley mine working under a collective bargaining agreement or similar labor agreement. The Company has a collective bargaining agreement covering the Cerro Bayo mine which expires on December 21, 2007. The current collective bargaining agreement with the Coeur Silver Valley workforce expires on September 1, 2006. The Company is currently in negotiations with the workforce at the Martha mine and expects to enter into a labor agreement by mid-2006.

Item 6.  Exhibits

a)	Exhibits.

10(a)	First Amendment to Employment Agreement effective March 30, 2006 between the Registrant and Dennis E. Wheeler
10(b)	Amended and Restated Silver Sale and Purchase Agreement dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
31.1A	Certification of the CEO
31.2A	Certification of the CFO
32.1A	Certification of the CEO (18 U.S.C. Section 1350)
32.2A	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)
Dated May 8, 2006	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated May 8, 2006	/s/ James A. Sabala
JAMES A. SABALA
Executive Vice President and
Chief Financial Officer