Form 10-K/A
period 2005-12-31
COEUR D ALENE MINES CORP
filed 2006-05-22
CIK 215466

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005

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

        The undersigned registrant hereby includes the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as set forth in the pages attached hereto:

Part I.	Item 2.	Properties
Part II.	Item 7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Part IV.	Item 15(c).	Exhibits - Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
Date: May 22, 2006	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and
Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

INTRODUCTION

The purpose of this Form 10-K/A No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, of Coeur d’Alene Mines Corporation (the “Company”) is to (i) revise certain disclosures relating to the Company’s mining properties and related ore reserves in Item 2 (“Properties”), and (ii) revise certain of the disclosures relating to operating statistics and other disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7). No changes have been made in the previously reported consolidated financial statements or to the related footnotes. The revisions in this amendment are being made in response to a letter of comments, dated May 9, 2006, received by the Company from the Securities and Exchange Commission.

PART I

Item 2. Properties.

SILVER AND GOLD MINING PROPERTIES

North America

        Rochester Mine

        The Rochester Mine is a silver and gold surface mine located in Pershing County, Nevada, which is located approximately 25 road miles northeast of the town of Lovelock. The mine commenced operations in 1986. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The property consists of 22 patented and 589 unpatented contiguous mining claims, including 54 mill-site claims and 53 unpatented, leased claims totaling approximately 11,000 acres.

        The Company acquired the Rochester property from Asarco Incorporated in 1983 and commenced mining in 1986. No mining or processing was conducted at Rochester by the prior owner. The Company acquired initial interest in the adjacent Nevada Packard property in 1996, completed the full purchase in 1999 and commenced mining in 2003. Very limited mining and processing was conducted at Nevada Packard by the prior owner. Collectively, the Rochester and Nevada Packard properties comprise the company’s Rochester silver and gold mining and processing operation.

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

        Ore is crushed and transported by conveyor to a loadout facility where it is transferred to 150 ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100 ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution as dore. The dore is transported to a refinery for final processing after which the silver and gold is sold on established markets through third party broker dealers. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. The crushing circuit was upgraded in 2003 at a cost of approximately $11 M. Mining is conducted with open pit methods. Power is provided to the mine and processing facility from the public grid servicing the local communities. The Company completed 16,200 feet of exploration drilling in 2005 which included 33 holes for 14,380 feet on the Rochester property and 8 holes 1,820 feet at Nevada Packard. A small exploration program of in-pit drilling is planned for 2006.

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

        Silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, argentian tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets with variable but lesser amounts of pyrite.

Year-end Proven and Probable Ore Reserves- Rochester Mine (includes Nevada Packard)
	2005	2004	2003
	(1,3,4,5,6)
Tons (000’s)	10,168	23,998	32,563
Ounces of silver per ton	0.86	0.86	0.91
Contained ounces of silver (000’s)	8,765	20,731	29,596
Ounces of gold per ton	0.011	0.009	0.009
Contained ounces of gold	112,650	213,000	283,000

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	15,646	35,064	40,328
Ounces of silver per ton	1.03	0.86	0.77
Ounces of gold per ton	0.010	0.005	0.006

Operating Data
	2005	2004	2003
Production
Tons ore mined (000's)	9,023	10,751	6,626
Tons crushed/leached (000's)	9,327	8,976	7,324
Ore grade silver (oz./ton)	0.91	0.74	0.94
Ore grade gold (oz./ton)	0.010	0.009	0.005
Silver produced (oz.)	5,720,489	5,669,074	5,585,385
Gold produced (oz.)	70,298	69,456	52,363
Cost per Ounce of Silver
Cash costs(2)	$4.82	$3.93	$4.67
Non-cash costs	1.84	1.73	0.91

Total production costs	$6.66	$5.66	$5.58

(1)	Metal prices used in calculating proven and probable reserves were $6.50 per ounce of silver and $410 per ounce of gold in 2005.

(2)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are in-place and do not include for factors for mining dilution or losses.

(4)	Metallurgical recovery factors of 92% and 55% should be applied to the gold and silver reserve ounces, respectively.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Ore reserves are defined by a drill grid of at least 65 feet by 140 feet for proven (Measured) and at least 100 feet by 200 feet for probable (indicated) and may include open pit mine production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 4 at Rochester and 20 at Nevada Packard with a maximum search distance of 75 feet. For probable (indicated), the number of composites must be at least 4 at Rochester and 5 at Nevada Packard with a maximum search distance of 150 feet for Rochester and 120 feet at Nevada Packard. Mineralized material is similarly classified.

        Coeur Silver Valley

        Coeur Silver Valley is a wholly-owned subsidiary of the Company which owns and operates the Galena underground silver mine, an operating mine, and the Coeur and Caladay properties, that adjoin to the Galena mine, located in the heart of the Coeur d’Alene Mining District. Coeur Silver Valley’s property consists of 6,131 acres of Company-owned fee land, patented mining claims and unpatented claims in addition to 4,800 acres of leased claims. Coeur Silver Valley’s operations are accessed by paved road from US Interstate 90 south of the town of Wallace, Idaho. Silver Valley recommenced operations at the Coeur mine in June 1996 and continued mining existing reserves there through July 2, 1998 when known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continue to date. During the second half of 2003, we commenced a three-year plan designed to locate, develop and mine additional resources believed to exist on the property which, if successful, could result in an extended mine life. However, as a result of the mine’s performance during 2005, the Company is currently evaluating the mine plan, including the current development and exploration plans, and strategic, alternatives which could include a possible sale of the wholly-owned subsidiary which owns the mine. The outcome of this review is not known at this time but the extent of future mine operations could be impacted.

        The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted with underground methods. Power is provided from local public utilities. During 2005, we spent $1.4 million for exploration activities at the Galena mine and adjacent properties. Overall, reserves decreased at Galena due to mining depletion, higher operating costs and external smelter and refinery costs which resulted in an overall increase in the ore reserve cutoff grade. Mineralized Material increased at Galena as a result of exploration and reclassification from proven and probable reserves to mineralized material in year-end 2004 reserves due to increased operating costs.

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

        Silver mineralization at Coeur Silver Valley is hosted in near vertical fracture filling veins that cut through quartzite and argillite of the Upper Revett Formation. Veins consist of siderite with variable amounts of pyrite and quartz. The silver ore minerals are tetrahedrite and argentiferous galena. Lead is contained in galena and copper in tetrahedrite and chalcopyrite.

Year-end Proven and Probable Ore Reserves - Galena Mine
	2005	2004	2003
	(1,4,5,6,7)
Tons (000’s)	444	718	717
Ounces of silver per ton	24.50	18.84	21.54
Contained ounces of silver (000’s)	10,879	13,518	15,432

Year-end Mineralized Material (2)
	2005	2004	2003
Tons (000’s)	2,580	2,169	2,252
Ounces of silver per ton	11.74	10.92	10.94

Operating Data
	2005	2004	2003
Production
Tons ore milled	128,502	169,413	164,732
Ore grade silver (oz./ton)	16.53	21.43	23.61
Recovery (%)	97	97	96
Silver produced (oz.)	2,060,338	3,521,813	3,735,663
Cost per Ounce of Silver
Cash costs(3)	$8.37	$5.46	$4.66
Non-cash costs	0.97	0.56	0.37

Total production costs	$9.34	$6.02	$5.03

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Metal prices used in calculating proven and probable reserves were $6.50/ounce of silver, $410/ounce of gold, $1.30/pound of copper, and $0.34/pound of lead in 2005.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(4)	The ore reserves include variable factors for mining dilution ranging from 10% to 50%.

(5)	Metallurgical recovery factors of 96.9% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by the Company’s technical staff.

(7)	Proven (measured) and probable (indicated) reserves are defined by a drill spacing ranging 50 to 75 feet and will include underground mine sampling information on tighter spacings. In practice, reserve blocks are also defined by three-dimensional geologic controls to define search distances. For proven (measured) a block must have underground samples on at least 2 sides of the block or samples generally less than 50 feet from the block center. For probable (indicated) a block must have underground sampling at least on 1 side of the block or samples not more than 75 feet from the block center. Mineralized material is similarly classified.

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

South America

        Chile – Cerro Bayo Mine

        The Cerro Bayo District covers about 205 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and approximately 17 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The mineral rights for the Cerro Bayo property are fully-owned by Compania Minera Cerro Bayo Ltd., a wholly-owned subsidiary of the Company, encompassing a continuous block of 57,095 acres of mining claims and 11,613 acres of Exploration Concessions. These concessions and separate surface use agreements from private owners, cover the reserves of the property as well as the necessary rights to permit mining.

        The Company acquired the property in 1990 from Freeport Chilean Exploration Company. No mining or processing was conducted by the prior owner. Initial mining and processing commenced by the Company in 1995 at the Fachinal area in the western portion of the holdings. Mining and processing temporarily ceased in 2000 then recommenced in 2002 at the Cerro Bayo area on the east. The entire holdings and infrastructure are now referred to as Cerro Bayo district. Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo zone on the east side of its holdings, commenced in November 2001. Additional mineralized high-grade gold and silver vein systems were discovered since then from surface and underground exploration.

        Production at the Cerro Bayo mine in 2005 was approximately 2.9 million ounces of silver and 61,000 ounces of gold compared to 3.2 million ounces of silver and 57,500 ounces of gold in 2004. Cash costs per ounce of silver produced was $0.54 in 2005 compared to $1.01 in 2004.

        The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. During 2005, the concentrate processed at this mill was sold to third-party smelters, primarily in Japan and Mexico. The mill has a design capacity of 1,650 tons per day. During 2005, the Company experienced recovery rates of approximately 92.8% for gold and 94.7% for silver. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted with both underground and open pit methods. Power is provided by company-owned diesel generators.

        During 2005, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2005, we spent approximately $4.8 million on exploration for new gold and silver mineralization and reserve definition and completed nearly 245,000 feet of core drilling. The company plans to continue its extensive exploration of the Cerro Bayo district in 2006 with a budget of $4.9 million for this work. After giving effect to 2005 mine production silver reserves at December 31, 2005 increased by 72% to 7.5 million ounces, and gold reserves increased by 71% to 0.13 million ounces from 2004.

        Silver and gold mineralization is hosted in epithermal quartz veins and veinlets and lesser amounts of stockworks and breccias within generally sub-horizontal volcanic rocks of the Ibanez Formation. Veins and veinlets occur in sub-parallel clusters largely trending north-northwest and dipping steeply to the west and east. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite and electrum (a naturally-occurring gold and silver alloy). Numerous epithermal veins located within the 205 square mile property package in the Cerro Bayo district offer exploration and development opportunities for us. To date, we have discovered over 100 veins, the majority of which are located within nine miles of our existing ore processing facilities. Of particular interest from 2005 exploration was the discovery of the Marcela Sur, Cascada and Gabriela veins. Marcela Sur, situated about 1,000 meters west of the current mining operations in main Cero Bayo zone, was discovered beneath 50 to 70 meters of post-mineral sediment. Cascada lies south of the Cerro Bayo mining operations while Gabrielas occurs near the processing facility at Laguna Verde.

        Total capital expenditures at the Cerro Bayo property in 2005 were $2.7 million and the Company plans approximately $6.1 million of additional capital expenditures there in 2006.

Year-end Proven and Probable Ore Reserves - Cerro Bayo Mine
	2005	2004	2003
	(1,3,4,5,6,7)
Tons (000’s)	935	862	645
Ounces of silver per ton	8.00	7.09	8.34
Contained ounces of silver (000’s)	7,476	6,109	5,377
Ounces of gold per ton	0.14	0.13	0.15
Contained ounces of gold	131,600	115,900	93,777

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	4,113	3,829	3,475
Ounces of silver per ton	6.19	4.29	4.83
Ounces of gold per ton	0.10	0.13	0.10

Operating Data
	2005	2004	2003
	(1,3,4,5,6,7)
Production
Tons ore milled	403,695	456,941	476,731
Ore grade gold (oz./ton)	0.163	0.137	0.153
Ore grade silver (oz./ton)	7.52	7.51	6.96
Recovery gold (%)	92.8	91.8	89.7
Recovery silver (%)	94.7	94.2	91.8
Gold produced (oz.)	61,058	57,558	65,370
Silver produced (oz.)	2,875,047	3,235,192	3,319,429
Cash costs (2)	$0.54	$1.01	$(0.04)
Non-cash costs	1.76	1.42	2.43

Total production costs	$2.30	$2.43	$2.39

(1)	Metal prices used to calculate proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are in-place within underground and lesser open pit mine designs.

(4)	Underground mine reserves include dilution of 10% to 25% at zero grade. Open pit mine reserves include dilution of 25% at zero grade.

(5)	Metallurgical recovery factors of 91.2% and 89% should be applied to the in-place silver and gold reserves ounces, respectively.

(6)	Reserve estimates were prepared by the Company’s technical staff.

((7))	Proven (measured) and probable (indicated) reserves are defined by a drill spacing of no more than 35 meters and may include underground production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 1 with a maximum search distance of generally 15 meters. For probable (indicated), the number of composites must be at least 2 with a maximum search distance of generally 35 meters. Mineralized material is similarly classified.

Argentina – Martha Mine

        The Martha Mine, owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, is located in the Santa Cruz Province of southern Argentina. Access to the mine is provided by all-weather gravel roads 30 miles northeast of the town of Gubernador Gregores and approximately 270 miles southeast of Cerro Bayo.

        The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L., encompassing a continuous block of 129,925 acres of exploration claims, 77,837 acres of discovery claims, and 351 acres of exploitation claims. The concessions cover the reserves of the property as well as the necessary rights to permit mining. The property and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted with underground methods. Power is provided by company-owned diesel generators.

        The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001.

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

        In 2004, similar to Cerro Bayo, we embarked on the first year of an exploration program to extend the mine life at the Martha Mine to three years. During 2006, we expect to spend $2.9 million on exploration for the discovery of new mineralization and reserve development, across our large land holdings in the province of Santa Cruz which totals over 620 square miles. In 2005, we announced discovery of the Betty West vein, approximately 0.6 miles north of the current Martha mine. In addition, exploration also defined extensions at depth and on strike of the Martha and R4 ore-bearing structures which was the main focus of the year’s program. The Company plans to continue its extensive exploration of the Martha area in 2006 with a budget of $2.9 million for this work. Work in the coming year will focus on expanding those discoveries and exploration for additional silver and gold mineralized veins and structures. After giving effect to 2005 mine production, silver reserves at December 31, 2005 increased by 59% to 4.1 million ounces from 2004. Based on reserves and mineralized material discovered to date, the mine life at the Martha Mine has been extended to at least three and a half years.

        Silver and gold mineralization is hosted in epithermal quartz veins and veinlets within, generally sub-horizontal volcanic rocks of the Chon Aike Formation. The veins and veinlets occur as sub-parallel clusters largely trending west-northwest and dipping steeply to the southwest. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite, electrum (a naturally-occurring gold and silver alloy) and native silver. The Martha Mine property is large, covering 283 square miles of prospective geology for silver and gold mineralization. To date, we have focused our exploration on the immediate Martha Mine area. In addition, we own about another 337 square miles of exploration stage properties in Santa Cruz, Argentina which we identified through our reconnaissance activities.

Year-end Proven and Probable Ore Reserves - Martha Mine
	2005	2004	2003
	(1,3,4,5,6)
Tons (000’s)	67	57	16
Ounces of silver per ton	60.29	68.56	83.70
Contained ounces of silver (000’s)	4,054	3,930	1,349
Ounces of gold per ton	0.08	0.08	0.09
Contained ounces of gold	5,400	4,600	1,449

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	134	74	24
Ounces of silver per ton	45.37	52.75	78.43
Ounces of gold per ton	0.05	0.06	0.08

Operating Data
	2005	2004	2003
	(1,3,4,5,6,7)
Production
Tons ore milled	35,293	30,276	20,420
Ore grade gold (oz./ton)	0.079	0.084	0.097
Ore grade silver (oz./ton)	62.53	59.94	82.66
Recovery gold (%)	92.9	91.6	89.7
Recovery silver (%)	94.9	94.2	91.8
Gold produced (oz.)	2,590	2,318	1,785
Silver produced (oz.)	2,093,464	1,709,069	1,549,425
Cash costs (2)	$4.60	$4.08	$1.96
Non-cash costs	0.41	0.97	0.86

Total production costs	$5.01	$5.05	$2.82

(1)	Metal prices used in calculating proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are in-place in underground mine design and include 10 to 25% factors for dilution at zero grade and mining losses of 5 to 10% depending on vein size.

(4)	Metallurgical recovery factors of 91.8% and 88.8% should be applied to the silver and gold reserve ounces, respectively.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Proven (measured) and probable (indicated) reserves are defined by a drill spacing of no more than 25 meters and may include underground production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 2 with a maximum search distance of generally 18 meters. For probable (indicated), the number of composites must be at least 2 with a maximum search distance of generally 25 meters. Mineralized material is similarly classified.

        Australia – Endeavor Mine

        The Endeavor Mine is located in north central New South Wales, Australia. Access to the mine is by paved roads 30 miles to the northwest from the community of Cobar.

        The reserves at Endeavor are covered by five Consolidated Mining Leases issued by the state of New South Wales to CBH Resource Ltd. The leases form a contiguous block of 10,121 acres in size. The property and equipment are maintained in good working condition, by CBH Resources, through a regular preventive maintenance program and periodic improvements as required. Power to the mine and processing facilities is provided by the grid servicing the local communities. CBH Resources Ltd. conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year 2005/2006 (July – June), the 2006 the exploration budget at the mine is $3.0A million ($2.3US).

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

        Silver, lead and zinc mineralization at the Endeavor Mine is contained within sulfide lenses hosted in fine-grained sedimentary rocks of the Paleozoic-aged Ampitheatre Group. Sulphide lenses are elliptically-shaped, steeply-dipping to the southwest and strike to the northwest. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead and zinc rich sulphide zones.

Proven and Probable Ore Reserves (1,4,5,6,7) - Endeavor Mine
2005
Tons (000’s)	12,125
Ounces of silver per ton	1.93
Contained ounces of silver (000’s)	23,341

Mineralized Material
2005
Tons (000’s)	8,488
Ounces of silver per ton	2.03

Operating Data (Coeur’s Share) (3)
2005
(1,3,4,5,6,7)
Production
Tons ore milled	463,129
Ore grade silver (oz./ton)	1.52
Recovery silver (%)	45
Gold produced (oz.)	--
Silver produced (oz.)	316,169
Cash costs (2)	$2.05
Non-cash costs	1.30

Total production costs	$3.35

(1)	Ore reserves are reported as of June 30, 2005, which is the end of the most recent fiscal year of the operator, CBH. Metal price used was $7.06/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Endeavor property was purchased on May 23, 2005. Operating data is presented commencing on May 23, 2005 to December 31, 2005.

(4)	The ore reserves are in-place and include an 11% average factor for mining dilution and mining recovery factors ranging from 40% to 70%.

(5)	Metallurgical recovery factor of 54.5% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by Donald Earnest, an independent consultant and reviewed by the Company’s technical staff.

(7)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven (measured) reserves the maximum distance is 25 meters and for probable (indicated) reserves it is greater than 25 meters and less than 40 meters. Mineralized material is similarly classified.

        Australia – Broken Hill Mine

        The Broken Hill Mine is located in western New South Wales, Australia. Access to the mine is by paved roads leading from the adjacent community of Broken Hill.

        The reserves at Broken Hill are covered by nine Consolidated Mining Leases issued by the state of New South Wales to Perilya Broken Hill Ltd. The leases form a northeast elongate contiguous block of 18,502 acres in size. The property and equipment are maintained in good working condition by Perilya Broken Hill Ltd., through a regular preventive maintenance program and periodic improvements as required. Power to the mine and processing facilities is provided by the grid servicing the local community. Perilya Broken Hill Ltd. conducts regular exploration to define new reserves, largely from underground core drilling platforms. For fiscal year 2005/2006 (July – June) the exploration budget at the mine is $3.5 A million ($2.7US).

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

        Silver, lead and zinc mineralization at Broken Hill is contained within sulfide lenses hosted in metasedimentary and igneous rocks of Precambrian-aged Broken Hill and underlying Thackaringa groups. In general sulphide lenses are tabular in shape steeply dipping to the north-northwest and striking east-northeast. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead- and zinc-rich sulphide zones but is higher grade in the lead zones.

Proven and Probable Ore Reserves - Broken Hill Mine
2005
(1,4,5,6,7)
Tons (000’s)	11,519
Ounces of silver per ton	1.30
Contained ounces of silver (000’s)	14,955

Mineralized Material
2005
Tons (000’s)	10,825
Ounces of silver per ton	1.93

Operating Data (Coeur’s share) (3)
2005
Production
Tons ore milled	667,140
Ore grade silver (oz./ton)	1.31
Recovery (%)	75.4
Silver produced (oz.)	657,093
Cost per Ounce of Silver
Cash costs(2)	$2.72
Non-cash costs	2.75

Total production costs	$5.47

(1)	Ore reserves are effective as of March 31, 2005. Metal price used was $6.50/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Broken Hill property was purchased on September 8, 2005. Operating data is presented commencing on September 8, 2005 to December 31, 2005.

(4)	The ore reserves are in-place and include for factors for mining dilution and recovery. Dilution ranges from 0 to 20% additional tonnage while recovery ranges from 80 to 100% of the diluted tonnage.

(5)	Metallurgical recovery factor of 78% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by Donald Earnest, an independent consultant and the Company’s technical staff.

(7)	The proven (measured) and probable (indicated) reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven (measured) and probable (indicated) reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven (measured) reserves are drilled on a 20 meter by 10 meter grid.

SILVER AND GOLD DEVELOPMENT PROPERTIES

        Bolivia – San Bartolome Silver Project

        The San Bartolome silver development project is located on the flanks of the Cerro Rico mountain in the Department of Potosi, Bolivia. Access to the property is by paved and all-weather gravel roads leading south from the adjacent city of Potosi. Coeur acquired 100% of the equity in Empressa Minera Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights to the San Bartolome project, a silver property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico Mountain. The San Bartolome project consists of several distinct silver-bearing gravel deposits, which are locally referred to as pallaco or sucu deposits. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. The deposits were formed as a result of erosion of the silicified silver-rich upper part of the Cerro Rico volcanic dome complex. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, and Diablo Este) and Santa Rita.

        The mineral rights for the San Bartolome project are held through long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolome and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosi. The San Bartolome lease agreements are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo property which is adjacent to the original property package for $1.3 million. The properties are currently subject to monthly payments totaling approximately $31,200. Power is supplied to the development activities by on-site diesel generators and line power to the future processing facility.

        Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. The company acquired the rights to the San Bartolome project in May 1999 from ASARCO Incorporated. The prior owner did not conduct any mining or processing of the surface ores at San Bartolome.

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

        Silver at San Bartolome is hosted in gravel (pallaco) and reworked gravel (sucu) deposits that occur on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet. It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, basement rocks. Silver, along with tin and base metals, is located in multiple veins that occur in a northeast trending belt that transects Cerro Rico. The upper parts of the Cerro Rico mineralized system was subsequently eroded and redeposited into flanking deposits. Silver is hosted in all portions of the pallacos and sucus with the best grades segregated to the coarser-grained silificified fragments.

Year-end Probable Ore Reserves - San Bartolome Project
	2005	2004	2003
	(1,2,3,4,5)
Tons (000’s)	46,176	46,176	35,274
Ounces of silver per ton	3.29	3.29	3.48
Contained ounces of silver (000’s)	151,882	151,882	122,816

Year-end Mineralized Material - San Bartolome Project
	2005	2004	2003
Tons (000’s)	1,166	1,166	238
Ounces of silver per ton	3.44	3.44	4.16

(1)	Metal prices used in calculating proven and probable reserves were $6.00 per ounce of silver.

(2)	The ore reserves are in-place and do not include for factors for mining dilution or losses.

(3)	An average metallurgical recovery factor of 76.4% should be applied to the silver reserve ounces.

(4)	Reserve estimates were prepared Fluor Canada, an independent consultant group, as part of the project’s Feasibility Study and reviewed by the Company’s technical staff.

(5)	Proven (measured) and probable (indicated) reserves are defined by surface sampling – drill holes or vertical shafts – with an average spacing of no more than 70 meters. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For probable (indicated), the number of composites must be at least 8 with a maximum search distance of less than 275 meters. San Bartolome has only probable reserves. Mineralized material is similarly classified.

        Alaska – Kensington Gold Project

        The Kensington gold development project, consisting of the Kensington and adjacent Jualin properties, is located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. Access to the project is presently by helicopter, float plane or boat from Juneau.

        The Kensington property, which contains the project’s reserves, consists of over 6,100 acres of patented and unpatented federal mining claims and state claims. The adjacent Jualin property to the south consists of 9,236 acres of patented and unpatented federal mining claims and state claims.

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

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production. Power is supplied to the development activities by on-site diesel generators.

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Due to a general increase in commodity prices impacting the industry in general, the Company retained an independent engineering firm to review its capital cost estimate during the fourth quarter of 2005. As a result of increased earthwork requirements, increased storm water management programs, the costs associated with the challenges to the project’s permits and the general increase in commodity prices, the Company currently estimates the total cost of construction to be approximately $190 million. Construction commenced during the third quarter of 2005 and is expected to take approximately 18 months. The Company believes that commercial production could commence in as early as late 2007, subject to successful resolution of the permitting and litigation issues described above.

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

Year-end Proven and Probable Ore Reserves - Kensington Property
	2005	2004	2003
	(1,2,3,4,5)
Tons (000’s)	4,206	4,206	4,113
Ounces of gold per ton	0.25	0.25	0.24
Contained ounces of gold	1,050,000	1,050,000	1,003,000

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	3,116	3,116	7,262
Ounces of gold per ton	0.27	0.27	0.12

(1)	A gold price of $375 per ounce was used to determine ore reserves.

(2)	The ore reserves are in-place and include factors for mining dilution or losses. An allowance of 2% additional tonnage at 0.03 ounce per ton is included for internal dilution. A factor for external dilution, averaging 10.2% at 0.056 ounces per ton, is also included.

(3)	Metallurgical recovery factors of 95.3% should be applied to the gold reserve ounces.

(4)	Reserve estimates were prepared by Snowden Mining Industry Consultants, an independent consultant group, as part of the project’s 2004 Feasibility Study and reviewed by the Company’s technical staff.

(5)	The Kensington gold development project contains only probable (indicated) reserves. The reserves are defined with over 340,000 feet of core drilling, largely from underground drilling fans, and 27,000 feet of underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Probable (indicated) reserve blocks must at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

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

	Year Ended December 31,
	2005		2004		2003
	High	Low	High	Low	High	Low
Silver	$9.11	$6.38	$8.24	$5.57	$5.97	$4.39
Gold	$536.50	$411.10	$454.20	$375.00	$416.25	$319.90

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

Revenue Recognition. Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

        The tables below present reconciliations between Non-GAAP cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization (GAAP).

        Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs are a performance measure and provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by precious metals companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

        Production costs applicable to sales and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the production costs applicable to sales and depreciation, depletion and amortization for our mines as set forth in the tables below is included in our Consolidated Statement of Operations and Comprehensive Loss.

YEAR ENDED DECEMBER 31, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	5,720,489	2,060,338	2,875,047	2,093,464	316,169	657,093	13,722,600
Cash Costs per ounce	$4.82	$8.37	$0.54	$4.60	$2.05	$2.72	$4.26

Total Cash Costs (Non-GAAP)	27,575	$17,248	$1,542	$9,637	$648	$1,790	$58,440
Add/Subtract:
Third Party Smelting Costs	--	(3,091)	(2,783)	(1,165)	(370)	(570)	(7,979)
By-Product Credit (2)	31,601	2,722	27,114	1,152	--	--	62,589
Deferred Stripping Adjustment	140	--	--	--	--	--	140
Change in Inventory	(14,769)	(181)	7,421	(328)	--	(403)	(8,260)
Depreciation, depletion and
amortization	10,403	1,996	5,063	860	411	1,807	20,540

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$54,950	$18,694	$38,357	$10,156	$689	$2,624	$125,470

YEAR ENDED DECEMBER 31, 2004 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	5,669,074	3,521,813	3,235,192	1,709,069	--	--	14,135,148
Cash Costs per ounce	$3.93	$5.46	$1.01	$4.08	--	--	$3.66

Total Cash Costs (Non-GAAP)	$22,287	$19,231	$3,253	$6,975	--	--	$51,746
Add/Subtract:
Third Party Smelting Costs	--	(5,117)	(4,106)	(887)	--	--	(10,110)
By-Product Credit (2)	28,646	3,766	23,845	951	--	--	57,208
Deferred Stripping Adjustment	(403)	1	110	--	--	--	(292)
Change in Inventory	(13,380)	756	(3,212)	(364)	--	--	(16,200)
Depreciation, depletion and
amortization	10,229	1,967	4,588	1,669	--	--	18,453

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$47,379	$20,604	$24,478	$8,344	--	--	$100,805

YEAR ENDED DECEMBER 31, 2003 (In thousands except ounces and per ounce costs)
	Rochester	Galena	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	5,585,385	3,735,663	3,319,429	1,549,425	--	--	14,189,902
Cash Costs per ounce	$4.67	$4.66	$(0.04)	$1.96	--	--	$3.27

Total Cash Costs (Non-GAAP)	$26,062	$17,392	$(132)	$3,043	--	--	$46,365
Add/Subtract:
Third Party Smelting Costs	--	(4,410)	(3,118)	(716)	--	--	(8,244)
By-Product Credit (2)	18,980	2,256	23,735	648	--	--	45,619
Deferred Stripping Adjustment	(322)	--	--	--	--	--	(322)
Change in Inventory	(5,149)	(165)	1,465	473	--	--	(3,376)
Depreciation, depletion and
amortization	5,421	1,520	8,080	1,320	--	--	16,341

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$44,992	$16,593	$30,030	$4,768	--	--	$96,383

(1) The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.
(2) By-product credits are based upon production units and the period’s average metal price for purposes of reporting cash costs per ounce.

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

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold and copper. In 2005, by-product revenues totaled $70.2 million compared to $51.9 million in 2004. The increase is primarily due to an increase in the quantity of gold sold and higher gold prices realized in 2005 compared to 2004.

        The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

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

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold and copper. In 2004, by-product revenues totaled $51.9 million compared to $47.0 million in 2004. The increase is primarily due to an increase in the gold price realized for the by-product gold sales in 2004 compared to 2003.

        The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

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

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The most significant expected impacts of adoption are the elimination of the deferred stripping costs and the recognition of future post-production stripping costs as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory, or in the case of inventory on hand at the end of a period, from writedowns where the carrying value of inventory on hand exceeds the net realizable value. The Company will adopt this new accounting rule as of January 1, 2006 and will record a charge of approximately $0.4 million to write off deferred stripping costs, as the cumulative effect of a change in accounting method. Adoption of the new guidance will have no impact on the Company’s cash position.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(c)	Exhibits

Exhibit 31.1A	Certification of the CEO
31.2A	Certification of the CFO
32.1A	CEO Section 1350 Certification
32.2A	CFO Section 1350 Certification