Form 10-K/A
period 2005-12-31
COEUR D ALENE MINES CORP
filed 2006-06-27
CIK 215466

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

        The undersigned registrant hereby includes the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as set forth in the pages attached hereto:

Part I.	Item 2.	Properties
Part IV.	Item 15(c).	Exhibits - Certifications of CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
Date: June 26, 2006	By: /s/ James A. Sabala
James A. Sabala
Executive Vice President and
Chief Financial Officer

COEUR D’ALENE MINES CORPORATION

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

INTRODUCTION

The purpose of this Form 10-K/A No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, of Coeur d’Alene Mines Corporation (the “Company”) is to (i) revise certain disclosures relating to the Company’s mining properties and related ore reserves in Item 2 (“Properties”). No changes have been made in the previously reported consolidated financial statements or to the related footnotes. The revisions in this amendment are being made in response to a letter of comments, dated June 20, 2006, received by the Company from the Securities and Exchange Commission.

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

Year-end Proven and Probable Ore Reserves- Rochester Mine (includes Nevada Packard)
	2005	2004	2003
	(1,3,4,5,6)
Tons (000’s)	10,168	23,998	32,563
Ounces of silver per ton	0.86	0.86	0.91
Contained ounces of silver (000’s)	8,765	20,731	29,596
Ounces of gold per ton	0.011	0.009	0.009
Contained ounces of gold	112,650	213,000	283,000

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	15,646	35,064	40,328
Ounces of silver per ton	1.03	0.86	0.77
Ounces of gold per ton	0.010	0.005	0.006

Operating Data
	2005	2004	2003
Production
Tons ore mined (000's)	9,023	10,751	6,626
Tons crushed/leached (000's)	9,327	8,976	7,324
Ore grade silver (oz./ton)	0.91	0.74	0.94
Ore grade gold (oz./ton)	0.010	0.009	0.005
Silver produced (oz.)	5,720,489	5,669,074	5,585,385
Gold produced (oz.)	70,298	69,456	52,363
Cost per Ounce of Silver
Cash costs(2)	$4.82	$3.93	$4.67
Non-cash costs	1.84	1.73	0.91

Total production costs	$6.66	$5.66	$5.58

(1)	Metal prices used in calculating proven and probable reserves were $6.50 per ounce of silver and $410 per ounce of gold in 2005.

(2)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are open pit minable reserves and include no additional factors for mining dilution or recovery.

(4)	Metallurgical recovery factors of 92% and 55% should be applied to the gold and silver reserve ounces, respectively.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Ore reserves are defined by a drill grid of at least 65 feet by 140 feet for proven (Measured) and at least 100 feet by 200 feet for probable (indicated) and may include open pit mine production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 4 at Rochester and 20 at Nevada Packard with a maximum search distance of 75 feet. For probable (indicated), the number of composites must be at least 4 at Rochester and 5 at Nevada Packard with a maximum search distance of 150 feet for Rochester and 120 feet at Nevada Packard. Mineralized material is similarly classified.

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

Year-end Proven and Probable Ore Reserves - Galena Mine
	2005	2004	2003
	(1,4,5,6,7)
Tons (000’s)	444	718	717
Ounces of silver per ton	24.50	18.84	21.54
Contained ounces of silver (000’s)	10,879	13,518	15,432

Year-end Mineralized Material (2)
	2005	2004	2003
Tons (000’s)	2,580	2,169	2,252
Ounces of silver per ton	11.74	10.92	10.94

Operating Data
	2005	2004	2003
Production
Tons ore milled	128,502	169,413	164,732
Ore grade silver (oz./ton)	16.53	21.43	23.61
Recovery (%)	97	97	96
Silver produced (oz.)	2,060,338	3,521,813	3,735,663
Cost per Ounce of Silver
Cash costs(3)	$8.37	$5.46	$4.66
Non-cash costs	0.97	0.56	0.37

Total production costs	$9.34	$6.02	$5.03

(1)	The Galena Mine reserve estimate is based on a minimum mining width of 4 to 4.5 feet diluted to 5.0 feet minimum width for most silver-copper and silver-lead veins. Metal prices used in calculating proven and probable reserves were $6.50/ounce of silver, $410/ounce of gold, $1.30/pound of copper, and $0.34/pound of lead in 2005.

(2)	Mineralized material includes both the Galena and Coeur mines.

(3)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(4)	The ore reserves are underground minable reserves and include factors for mining dilution ranging from 10% to 50% and no additional factors for mining recovery.

(5)	Metallurgical recovery factors of 96.9% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by the Company’s technical staff.

(7)	Proven (measured) and probable (indicated) reserves are defined by a drill spacing ranging 50 to 75 feet and will include underground mine sampling information on tighter spacings. In practice, reserve blocks are also defined by three-dimensional geologic controls to define search distances. For proven (measured) a block must have underground samples on at least 2 sides of the block or samples generally less than 50 feet from the block center. For probable (indicated) a block must have underground sampling at least on 1 side of the block or samples not more than 75 feet from the block center. Mineralized material is similarly classified.

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

Year-end Proven and Probable Ore Reserves - Cerro Bayo Mine
	2005	2004	2003
	(1,3,4,5,6,7)
Tons (000’s)	935	862	645
Ounces of silver per ton	8.00	7.09	8.34
Contained ounces of silver (000’s)	7,476	6,109	5,377
Ounces of gold per ton	0.14	0.13	0.15
Contained ounces of gold	131,600	115,900	93,777

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	4,113	3,829	3,475
Ounces of silver per ton	6.19	4.29	4.83
Ounces of gold per ton	0.10	0.13	0.10

Operating Data
	2005	2004	2003
	(1,3,4,5,6,7)
Production
Tons ore milled	403,695	456,941	476,731
Ore grade gold (oz./ton)	0.163	0.137	0.153
Ore grade silver (oz./ton)	7.52	7.51	6.96
Recovery gold (%)	92.8	91.8	89.7
Recovery silver (%)	94.7	94.2	91.8
Gold produced (oz.)	61,058	57,558	65,370
Silver produced (oz.)	2,875,047	3,235,192	3,319,429
Cash costs (2)	$0.54	$1.01	$(0.04)
Non-cash costs	1.76	1.42	2.43

Total production costs	$2.30	$2.43	$2.39

(1)	Metal prices used to calculate proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are minable reserves within underground and lesser open pit mine designs and include factors for mining dilution and recovery.

(4)	Underground mine reserves include dilution of 10% to 25% at zero grade. Open pit mine reserves include dilution of 25% at zero grade. Mining recovery averages 92% for both underground and open pit reserves.

(5)	Metallurgical recovery factors of 91.2% and 89% should be applied to the in-place silver and gold reserves ounces, respectively.

(6)	Reserve estimates were prepared by the Company’s technical staff.

(7)	Proven (measured) and probable (indicated) reserves are defined by a drill spacing of no more than 35 meters and may include underground production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 1 with a maximum search distance of generally 15 meters. For probable (indicated), the number of composites must be at least 2 with a maximum search distance of generally 35 meters. Mineralized material is similarly classified.

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

Year-end Proven and Probable Ore Reserves - Martha Mine
	2005	2004	2003
	(1,3,4,5,6)
Tons (000’s)	67	57	16
Ounces of silver per ton	60.29	68.56	83.70
Contained ounces of silver (000’s)	4,054	3,930	1,349
Ounces of gold per ton	0.08	0.08	0.09
Contained ounces of gold	5,400	4,600	1,449

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	134	74	24
Ounces of silver per ton	45.37	52.75	78.43
Ounces of gold per ton	0.05	0.06	0.08

Operating Data
	2005	2004	2003
	(1,3,4,5,6,7)
Production
Tons ore milled	35,293	30,276	20,420
Ore grade gold (oz./ton)	0.079	0.084	0.097
Ore grade silver (oz./ton)	62.53	59.94	82.66
Recovery gold (%)	92.9	91.6	89.7
Recovery silver (%)	94.9	94.2	91.8
Gold produced (oz.)	2,590	2,318	1,785
Silver produced (oz.)	2,093,464	1,709,069	1,549,425
Cash costs (2)	$4.60	$4.08	$1.96
Non-cash costs	0.41	0.97	0.86

Total production costs	$5.01	$5.05	$2.82

(1)	Metal prices used in calculating proven and probable reserves were $6.50/ounce of Ag and $410/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The ore reserves are underground minable reserves and include 10 to 25% factors for dilution at zero grade and an average mining recovery of 90%.

(4)	Metallurgical recovery factors of 91.8% and 88.8% should be applied to the silver and gold reserve ounces, respectively.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Proven (measured) and probable (indicated) reserves are defined by a drill spacing of no more than 25 meters and may include underground production sampling information, especially for proven. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven (measured) reserves the number of composites must be at least 2 with a maximum search distance of generally 18 meters. For probable (indicated), the number of composites must be at least 2 with a maximum search distance of generally 25 meters. Mineralized material is similarly classified.

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

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.4 million. While the Company is entitled to all of the silver production and reserves up to a maximum of 17.7 million payable ounces, the current ore reserve contains approximately 9.6 million ounces of payable ounces based on current metallurgical recovery and current smelter contract items. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.0 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment is expected to be made in 2006. In addition to these upfront payments, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment begins on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

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

Operating Data (Coeur’s Share) (3)
2005
(1,3,4,5,6,7)
Production
Tons ore milled	463,129
Ore grade silver (oz./ton)	1.52
Recovery silver (%)	45
Gold produced (oz.)	--
Silver produced (oz.)	316,169
Cash costs (2)	$2.05
Non-cash costs	1.30

Total production costs	$3.35

(1)	Ore reserves are reported as of June 30, 2005, which is the end of the most recent fiscal year of the operator, CBH. Metal price used was $7.06/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Endeavor property was purchased on May 23, 2005. Operating data is presented commencing on May 23, 2005 to December 31, 2005.

(4)	The ore reserves are minable reserves and include an 11% average factor for mining dilution and mining recovery factors ranging from 40% to 100%.

(5)	Metallurgical recovery factor of 54.5% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by Donald Earnest, an independent consultant and reviewed by the Company’s technical staff.

(7)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven (measured) reserves the maximum distance is 25 meters and for probable (indicated) reserves it is greater than 25 meters and less than 40 meters. Mineralized material is similarly classified.

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

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. While the Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces, the current ore reserve contains approximately 10.3 million ounces of payable ounces based on current metallurgical recovery and current smelter contract items. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds over the next eight years.

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

Proven and Probable Ore Reserves - Broken Hill Mine
2005
1,4,5,6,7
Tons (000’s)	11,519
Ounces of silver per ton	1.30
Contained ounces of silver (000’s)	14,955

Mineralized Material
2005
Tons (000’s)	10,825
Ounces of silver per ton	1.93

Operating Data (Coeur’s share) (3)
2005
Production
Tons ore milled	667,140
Ore grade silver (oz./ton)	1.31
Recovery (%)	75.4
Silver produced (oz.)	657,093
Cost per Ounce of Silver
Cash costs(2)	$2.72
Non-cash costs	2.75

Total production costs	$5.47

(1)	Ore reserves are effective as of March 31, 2005. Metal price used was $6.50/ounce of Ag.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Total Production and Reserves” for reconciliation of this non-GAAP measure to GAAP production costs.

(3)	The Broken Hill property was purchased on September 8, 2005. Operating data is presented commencing on September 8, 2005 to December 31, 2005.

(4)	The ore reserves are underground minable reserves and include for factors for mining dilution and recovery. Dilution ranges from 0% to 20% additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(5)	Metallurgical recovery factor of 78% should be applied to the silver reserve ounces.

(6)	Reserve estimates were prepared by Donald Earnest, an independent consultant and the Company’s technical staff.

(7)	The proven (measured) and probable (indicated) reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven (measured) and probable (indicated) reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven (measured) reserves are drilled on a 20 meter by 10 meter grid.

SILVER AND GOLD DEVELOPMENT PROPERTIES

Bolivia– San Bartolome Silver Project

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

Year-end Probable Ore Reserves - San Bartolome Project
	2005	2004	2003
	(1,2,3,4,5)
Tons (000’s)	46,176	46,176	35,274
Ounces of silver per ton	3.29	3.29	3.48
Contained ounces of silver (000’s)	151,882	151,882	122,816

Year-end Mineralized Material - San Bartolome Project
	2005	2004	2003
Tons (000’s)	1,166	1,166	238
Ounces of silver per ton	3.44	3.44	4.16

(1)	Metal prices used in calculating proven and probable reserves were $6.00 per ounce of silver.

(2)	The ore reserves are open pit minable reserves and include an average 10% factor for mining dilution and 97% for mining recovery.

(3)	An average metallurgical recovery factor of 76.4% should be applied to the silver reserve ounces.

(4)	Reserve estimates were prepared Fluor Canada, an independent consultant group, as part of the project’s Feasibility Study and reviewed by the Company’s technical staff.

(5)	Proven (measured) and probable (indicated) reserves are defined by surface sampling – drill holes or vertical shafts – with an average spacing of no more than 70 meters. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For probable (indicated), the number of composites must be at least 8 with a maximum search distance of less than 275 meters. San Bartolome has only probable reserves. Mineralized material is similarly classified.

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

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Due to a general increase in commodity prices impacting the industry in general, the Company retained an independent engineering firm to review its capital cost estimate during the fourth quarter of 2005. As a result of increased earthwork requirements of $11.3 million, increased storm water management programs of $2.3 million, the costs associated with the challenges to the project’s permits of $14.9 million, the general increase in labor and commodity prices of $35.7 million and design development changes of $1.9 million, the Company currently estimates the total cost of construction to be approximately $190 million as compared with the previous cost estimate of $124 million. Construction commenced during the third quarter of 2005 and is expected to take approximately 18 months. The Company believes that commercial production could commence in as early as late 2007, subject to successful resolution of the permitting and litigation issues described above.

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

Year-end Proven and Probable Ore Reserves - Kensington Property
	2005	2004	2003
	(1,2,3,4,5)
Tons (000’s)	4,206	4,206	4,113
Ounces of gold per ton	0.25	0.25	0.24
Contained ounces of gold	1,050,000	1,050,000	1,003,000

Year-end Mineralized Material
	2005	2004	2003
Tons (000’s)	3,116	3,116	7,262
Ounces of gold per ton	0.27	0.27	0.12

(1)	A gold price of $375 per ounce was used to determine ore reserves.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. An allowance of 2% additional tonnage at 0.03 ounce per ton is included for internal dilution. A factor for external dilution, averaging 10.2% at 0.056 ounces per ton, is also included. An average 98% factor for mining recovery is included.

(3)	Metallurgical recovery factors of 95.3% should be applied to the gold reserve ounces.

(4)	Reserve estimates were prepared by Snowden Mining Industry Consultants, an independent consultant group, as part of the project’s 2004 Feasibility Study and reviewed by the Company’s technical staff.

(5)	The Kensington gold development project contains only probable (indicated) reserves. The reserves are defined with over 340,000 feet of core drilling, largely from underground drilling fans, and 27,000 feet of underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Probable (indicated) reserve blocks must at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

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