Form 10-Q
period 2006-06-30
COEUR D ALENE MINES CORP
filed 2006-08-01
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006.

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 278,994,490 shares were issued and outstanding as of July 27, 2006.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	June 30, 2006 and December 31, 2005
	Consolidated Statements of Operations and	5
	Comprehensive Income (Loss) - Unaudited
	Three and Six Months Ended June 30, 2006 and 2005
	Consolidated Statements of Cash Flows - Unaudited	6
	Three and Six Months Ended June 30, 2006 and 2005
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
Part II.	Other Information	50
Item 1A.	Risk Factors	50
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 6.	Exhibits	54

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$373,392	$214,616
Short-term investments	19,896	25,726
Receivables	28,597	27,986
Ore on leach pad	28,740	25,394
Metal and other inventories	13,394	12,807
Deferred tax assets	3,855	2,255
Prepaid expenses and other	6,590	4,707
Assets of discontinued operations held for sale (Note D)	--	14,828

	474,464	328,319
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	111,918	105,107
Less accumulated depreciation	(61,033)	(57,929)

	50,885	47,178
MINING PROPERTIES
Operational mining properties	124,721	121,441
Less accumulated depletion	(110,759)	(105,486)

	13,962	15,955
Mineral interests	72,201	72,201
Less accumulated depletion	(5,417)	(2,218)

	66,784	69,983
Non-producing and development properties	119,519	72,488

	200,265	158,426
OTHER ASSETS
Ore on leach pad, non-current portion	34,265	29,254
Restricted cash and cash equivalents	19,035	16,943
Debt issuance costs, net	5,303	5,454
Deferred tax assets	2,292	923
Other	7,574	8,319

	68,469	60,893

TOTAL ASSETS	$794,083	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,324	$17,189
Other current liabilities	11,315	6,274
Accrued interest payable	1,031	1,031
Accrued salaries and wages	6,723	7,840
Current taxes payable	5,445	66
Liabilities of discontinued operations held for sale (Note D)	--	12,908

	48,838	45,308
LONG-TERM LIABILITIES
1¼% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,278	24,082
Other long-term liabilities	3,677	3,873

	207,955	207,955
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 278,994,490 and 250,961,353 shares in 2006 and
2005 (1,059,211 shares held in treasury)	278,994	250,961
Additional paid-in capital	776,305	656,977
Accumulated deficit	(504,722)	(551,357)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive loss	(97)	(1,838)

	537,290	341,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$794,083	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIESCONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES	(In thousands except per share data)
Sales of metal	$54,041	$33,504	$98,895	$65,739
COSTS AND EXPENSES
Production costs applicable to sales	21,587	18,811	41,687	36,153
Depreciation and depletion	6,989	4,372	13,307	8,521
Administrative and general	4,528	5,156	9,618	10,705
Exploration	1,934	2,896	3,901	5,605
Pre-development	--	3,718	--	6,086
Litigation settlements	469	--	469	1,600

Total cost and expenses	35,507	34,953	68,982	68,670

OTHER INCOME AND EXPENSE
Interest and other income	4,794	1,335	7,314	3,284
Interest expense, net of capitalized interest	(367)	(562)	(888)	(1,132)

Total other income and expense	4,427	773	6,426	2,152

Income (loss) from continuing operations before income taxes	22,961	(676)	36,339	(781)
Income tax benefit (provision)	(2,829)	147	(2,481)	(532)

INCOME (LOSS) FROM CONTINUING OPERATIONS	20,132	(529)	33,858	(1,313)
Income (loss) from discontinued operations, net of income taxes	1,357	(1,172)	1,968	(1,533)
Gain on sale of net assets of discontinued operations	11,159	--	11,159	--

NET INCOME (LOSS)	32,648	(1,701)	46,985	(2,846)
Other comprehensive income (loss)	1,736	121	1,740	120

COMPREHENSIVE INCOME (LOSS)	$34,384	$(1,580)	$48,725	$(2,726)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.00)	$0.13	$(0.00)
Income (loss) from discontinued operations	0.05	(0.01)	0.05	(0.01)

Net income (loss)	$0.12	$(0.01)	$0.18	$(0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.00)	$0.12	$(0.00)
Income (loss) from discontinued operations	0.04	(0.01)	0.04	(0.01)

Net income (loss)	$0.11	$(0.01)	$0.16	$(0.01)

Weighted average number of shares of common stock
Basic	277,474	240,028	265,049	240,007
Diluted	302,188	240,028	289,832	240,007

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss )	$32,648	$(1,701)	$46,985	$(2,846)
Add (deduct) non-cash items:
Depreciation and depletion	6,989	4,372	13,307	8,521
Deferred taxes	(1,058)	(559)	(3,131)	120
Unrealized loss on embedded derivative, net	4,760	426	3,201	35
Share based compensation	538	174	1,164	574
Loss (gain) on sale of net assets of discontinued operations and other	(11,306)	167	(11,322)	167
Other charges	175	429	692	840
Changes in Operating Assets and Liabilities:
Receivables	(4,020)	(11,554)	810	(12,871)
Prepaid and other current assets	(1,362)	(1,603)	(1,025)	(722)
Inventories	(4,355)	(5,937)	(8,945)	(9,193)
Accounts payable and accrued liabilities	8,554	4,695	7,636	2,363
Discontinued operations	469	1,946	(176)	1,370

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,032	(9,145)	49,196	(11,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,677)	(21,889)	(53,484)	(25,388)
Purchases of short-term investments	1,498	(12,294)	(9,883)	(22,840)
Proceeds from sales of short-term investments	3,300	16,097	13,616	22,112
Other	(202)	61	(443)	33
Discontinued operations	14,862	(733)	14,365	(1,366)

CASH USED IN INVESTING ACTIVITIES	(6,219)	(18,758)	(35,829)	(27,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(352)	(76)	(689)	(156)
Proceeds from issuance of common stock	--	--	154,560	--
Payment of public offering costs	--	17	(8,388)	(552)
Other	280	--	(74)	--

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(72)	(59)	145,409	(708)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,741	(27,962)	158,776	(39,799)
Cash and cash equivalents at beginning of period	347,651	261,231	214,616	273,068

Cash and cash equivalents at end of period	$373,392	$233,269	$373,392	$233,269

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Minesand Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2005.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia and Empressa Minera Manquiri S.A.. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

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

        The Company’s reported revenues included revenues from its primary product, silver, in addition to revenues from associated by-products which consist primarily of gold. For the quarters ended June 30, 2006 and 2005, by-product revenues totaled $17.5 million and $13.8 million, respectively. For the six months ended June 30, 2006 and 2005, by-product revenues totaled $32.1 million and $28.2 million, respectively.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $3.6 million, $6.1 million, $2.7 million and $4.8 million during the three and six months ended June 30, 2006 and 2005, respectively, are recorded as a reduction of revenue.

        At June 30, 2006, the Company had outstanding provisionally priced sales of $43.9 million, consisting of 2.9 million ounces of silver and 16,719 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,600; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700. At June 30, 2005, the Company had outstanding provisionally priced sales of $46.1 million consisting of 3.9 million ounces of silver, 42,095 ounces of gold and 656,617 pounds of copper. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $39,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $42,000; and for each one cent per pound change in realized copper price, revenue would vary (plus or minus) approximately $6,600.

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

        The Company reported ore on the leach pads of $63.0 million as of June 30, 2006. Of this amount, $28.7 million is reported as a current asset and $34.3 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period.

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

        Metal and Other Inventory: Inventories include concentrate ore, doré, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and doré inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

        Property, Plant, and Equipment: Expenditures for new facilities, capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of the estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.

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

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2006 and December 31, 2005, the Company held certificates of deposit and cash under these agreements of $19.0 million and $16.9 million, respectively, which were restricted for this purpose. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in the first six months of 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instruments awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2006 for awards of equity instruments was $0.5 million and $1.2 million. As of June 30, 2006, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.3 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the six months ended June 30, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

        Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using currently enacted tax laws.

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

        Comprehensive Income (Loss): The company reported no tax effects associated with other comprehensive income (loss) as there are none due to the availability of net operating loss carryforwards and related deferred tax valuation allowances. Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive loss in addition to net income (loss) include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$32,648	$(1,701)	$46,985	$(2,846)
Unrealized gain (loss) on marketable
securities	20	109	121	157
Change in fair value of cash flow
hedges, net of settlements	(503)	12	(598)	(37)
Minimum pension liabilities	2,219	--	2,219	--
Other	--	--	(2)	--

Comprehensive income (loss)	$34,384	$(1,580)	$48,725	$(2,726)

        Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the three and six months ending June 30, 2006 and June 30, 2005 are as follows:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Net income (loss) from continuing operations	$20,132	277,474	$0.07	$33,859	265,049	$0.13
Income (loss) from discontinued operations	$12,516	277,474	0.05	$13,127	265,049	0.05

Income (loss)	$32,648	277,474	$0.12	$46,986	265,049	$0.18
Effect of Dilutive Securities
Equity awards	--	1,030	--	--	1,099	--
1.25% Convertible Notes	338	23,684	--	822	23,684	--

Diluted EPS
Net income (loss) from continuing operations	$20,470	302,188	$0.07	$34,681	289,832	$0.12
Income (loss) from discontinued operations	$12,516	302,188	0.04	$13,127	289,832	0.04

Income (loss)	$32,986	302,188	$0.11	$47,808	289,832	$0.16

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Net income (loss) from continuing operations	$(529)	240,028	$0.00	$(1,313)	240,007	$(0.00)
Income (loss) from discontinued operations	$(1,172)	240,028	(0.01)	(1,533)	240,007	$(0.01)

Income (loss)	$(1,701)	240,028	$(0.01)	$(2,846)	240,007	$(0.01)
Effect of Dilutive Securities
Equity awards	--	--	--	--	--	--
1.25% Convertible Notes	--	--	--	--	--	--

Diluted EPS
Net income (loss) from continuing operations	$(529)	240,028	$0.00	$(1,313)	240,007	$(0.00)
Income (loss) from discontinued operations	$(1,172)	240,028	$(0.01)	$(1,533)	240,007	(0.01)

Income (loss)	$(1,701)	240,028	$(0.01)	$(2,846)	240,007	$(0.01)

        For the three and six months ended June 30, 2006, options to purchase 336,363 shares of common stock at prices between $6.66 to $15.19 were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. The options which expire between 2006 to 2015 are outstanding at June 30, 2006.

        The following potentially dilutive shares have been excluded from earnings per share calculation as of June 30, 2005 as their effect is antidilutive:

June 30, 2005
Stock Options	2,334,588
1.25% Notes
Convertible at $7.60 per share	23,684,211

Total potentially dilutive shares	26,018,799

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, amortization and accretion of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; post-employment and other employee benefit liabilities; and assumptions for stock option and restricted stock forfeitures.

        Reclassifications: Certain amounts in prior years have been reclassified to conform to June 30, 2006 presentation. The most significant reclassifications were to reclassify the consolidated balance sheet amounts and the consolidated statements of operations from historical presentation to assets and liabilities of operations held for sale on the consolidated balance sheets and to income (loss) from discontinued operations in the consolidated statements of operations for the period ended June 30, 2005. The consolidated statements of cash flows have been reclassified to reflect discontinued operations separately for all periods presented.

NOTE C- METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Concentrate and dore inventory	$7,746	$7,836
Supplies	5,648	4,971

Metal and other inventories	$13,394	$12,807

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owns and operates the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash. The stock purchase agreement provides for a post-closing working capital adjustment. The Company recorded additional consideration to be received of $1.1 million for working capital. The Company recorded, within discontinued operations, a gain of approximately $11.2 million, net of $0 income taxes in the quarter ended June 30, 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for all prior periods.

        The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales of metal	$5,513	$4,525	$11,223	$9,104
Production costs applicable to sales	(3,973)	(4,736)	(8,233)	(8,635)
Depreciation and depletion	(86)	(501)	(681)	(1,013)
Mining exploration	(69)	(450)	(279)	(859)
Other	(28)	(10)	(62)	(130)

Income (loss) from discontinued operations	$1,357	$(1,172)	$1,968	$(1,533)
Gain on sale of net assets of discontinued
operations	11,159	--	11,159	--

Net income (loss) from discontinued operations	$12,516	$(1,172)	$13,127	$(1,533)

        The major classes of assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of December 31, 2005 is as follows (in thousands):

December 31, 2005
Assets
Receivables	$2,036
Prepaids	906
Inventory	2,561
Property, plant and equipment (net)	2,016
Operational mining properties, net	6,357
Other	952

Total assets of discontinued operations	$14,828

Liabilities
Accounts payable	$747
Accrued liabilities	166
Accrued salaries, wages and benefits	578
Reclamation and mine closure	6,905
Defined benefit liabilities	2,588
Other non-current liabilities	1,924

Total liabilities of discontinued operations	$12,908

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

        Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed 10 years from the grant date. Exercise prices are equal to the fair market value of the shares on the date of the grant. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.

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

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the six-month periods ended June 30, 2006 and 2005.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2006 for awards of equity instruments was $0.5 million and $1.2 million, respectively. As of June 30, 2006, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.3 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the six months ended June 30, 2006, the Company recorded an adjustment of $ 0.1 million to reduce compensation expense for forfeited awards.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or nil per basic and diluted share for the six months ended June 30, 2006. Cash received from share options exercised under the Long-Term Incentive Plan for the six months ended June 30, 2006 was $0.4 million and is reflected as a financing activity in the Company’s consolidated statements of cash flows. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.6 million for the six months ended June 30, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R).

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands except per share data)
Net loss As reported	$(1,701)	$(2,846)
Add: Stock-based employee compensation
expense included in reported net loss
	174	574
Less: Stock-based employee compensation
expense determined under fair value for
all awards	(379)	(982)

Net income - Pro forma	$(1,906)	$(3,254)

Net income per share:
Basic and diluted - As reported	$(0.01)	$(0.01)

Basic and diluted - Pro forma	$(0.01)	$(0.01)

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
Weighted average fair value of options granted	$3.35	$3.92
Expected volatility	68.5%	68.5%
Expected life	6 yrs.	6 yrs.
Risk-free interest rate	4.6%	3.9%
Expected dividend yield	0.00%	0.00%

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

        The following table summarizes stock option activity during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	5.14
Exercised	(326,554)	1.92
Forfeited	(37,980)	9.01

Outstanding at June 30, 2006	2,186,264	$3.55

        The following table summarizes information for options currently outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.74 to $1.22	442,641	$0.80	5.27	442,641	$0.80	5.27
$1.23 to $1.85	385,243	$1.74	6.17	385,243	$1.74	6.17
$1.86 to $2.63	111,502	$2.10	6.40	111,502	$2.10	6.40
$2.64 to $3.92	565,329	$3.86	7.98	269,218	$3.79	7.27
$3.93 to $7.09	643,944	$6.01	8.45	247,368	$6.82	7.15
$7.10 to $17.94	37,605	$11.68	1.07	37,605	$11.68	1.07

	2,186,264	$3.55	7.05	1,493,577	$2.95	6.15

        As of June 30, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $1.1 million and the weighted average period over which these awards are expected to be recognized was 2.2 years. The total intrinsic value of share options exercised during the second quarter of 2006 and 2005 was $0.6 million and $0, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005 was $1.4 million and $0 million, respectively. At June 30, 2006, the total intrinsic value was $2.8 million and $2.8 million for stock options outstanding and exercisable, respectively.

        The following table summarizes restricted stock activity during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	661,381	$3.30
Granted	220,894	5.14
Vested	(445,025)	2.71
Forfeited	(14,903)	4.81

Outstanding at June 30, 2006	422,347	$4.83

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of June 30, 2006, there was $1.0 million of total unrecognized compensation cost related to restricted stock-based compensation to be recognized over a weighted-average period of 2.3 years.

        The following table summarizes performance shares activity during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	--	$--
Granted	220,894	5.14
Exercised	--	--
Forfeited	(6,495)	5.14

Outstanding at June 30, 2006	214,399	$5.14

        The fair value of performance shares is determined based on the closing price on the grant date. As of June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to performance shares to be recognized over the weighted average period of 2.6 years.

NOTE F- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using currently enacted tax laws. The Company has U.S. net operating loss carryforwards which expire in 2008 through 2025. Net operating losses in foreign countries have an indefinite carryforward period.

        For the three months ended June 30, 2006, the Company reported an income tax provision of approximately $2.8 million. The income tax provision is comprised of a $0.7 million net deferred tax benefit, based upon actual earnings for the quarter, a release of $0.5 million valuation allowance due to anticipated increases in proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, and a $0.4 million deferred tax benefit in Australia, offset by $3.7 million in current taxes payable in the United States, Argentina and Australia. The Company recorded a current $0.2 million tax provision for foreign tax withholding.

        For the six months ended June 30, 2006, the Company reported an income tax provision of approximately $2.5 million. The income tax provision is comprised of a $3.0 million net deferred tax benefit, based upon actual earnings for the quarter, a release of $3.5 million valuation allowance due to anticipated increases in proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, and a $0.2 million deferred tax benefit in Australia, offset by $5.2 million in current taxes payable in the United States, Argentina and Australia. The Company recorded a current $0.5 million tax provision for foreign tax withholding.

        The income tax provision for the first six months ended June 30, 2006 and 2005 varies from the statutory rate primarily because of foreign operations and management’s determination as to the realization of net deferred tax assets.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. As of May 31, 2006, the Company completed its sale of Coeur Silver Valley (Galena). For the period ending June 30, 2005, CSV was classified as held for sale and reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Sumitomo Corporation and Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold by the mines’ owners to Zinifex, an Australia smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Financial information relating to the Company’s segments is as follows:

Segment Reporting
(In Thousands)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended June 30, 2006
Sales of metal	$25,613	$11,560	$9,804	$770	$6,294	$--	$--	$--	$54,041
Segment profit (loss)	15,136	5,279	5,292	734	5,484	--	(83)	(1,056)	30,786
Depreciation and depletion	3,480	1,580	306	105	1,452	--	--	66	6,989
Interest income	--	123	--	--	--	--	--	4,614	4,737
Interest expense	--	22	--	--	--	--	--	345	367
Litigation settlement	--	--	--	--	--	--	--	(469)	(469)
Income tax (benefit) expense	--	(354)	1,592	--	--	--	--	1,591	2,829
Segment assets (A)	84,549	42,871	11,447	15,316	34,059	37,280	129,883	7,331	362,736
Capital expenditures	584	1,814	694	--	--	1,521	20,928	137	25,677

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended June 30, 2005
Sales of metal	$12,267	$14,626	$6,356	$255	$--	$--	$--	$--	$33,504
Segment profit (loss)	5,059	4,395	2,510	240	--	25	(3,947)	(4,024)	4,258
Depreciation and depletion	2,940	1,051	220	72	--	--	18	71	4,372
Interest income	--	25	(1)	--	--	--	--	2,260	2,284
Interest expense	--	--	--	--	--	--	--	562	562
Income tax (benefit) expense	--	93	(278)	--	--	--	--	38	(147)
Segment assets (A)	83,357	36,224	5,270	16,914	--	27,630	26,906	5,836	202,137
Capital expenditures	782	845	329	15,100	--	3,690	893	250	21,889

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Six Months Ended June 30, 2006
Sales of metal	$47,817	$22,274	$15,231	$1,336	$12,237	$--	$--	$--	$98,895
Segment profit (loss)	25,596	10,601	7,269	1,242	9,832	(3)	(90)	(3,444)	51,003
Depreciation and depletion	6,518	2,902	548	215	2,985	--	--	139	13,307
Interest income	--	171	4	--	--	--	--	7,506	7,681
Interest expense	--	49	--	--	--	--	--	839	888
Litigation settlement	--	--	--	--	--	--	--	(469)	(469)
Income tax (benefit) expense	--	(2,441)	2,083	--	--	--	--	2,839	2,481
Segment assets (A)	84,549	42,871	11,447	15,316	34,059	37,280	129,883	7,331	362,736
Capital expenditures	743	2,914	1,377	--	--	3,465	44,680	305	53,484

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Six Months Ended June 30, 2005
Sales of metal	$27,715	$27,961	$9,808	$255	$--	$--	$--	$--	$65,739
Segment profit (loss)	10,996	10,023	3,678	240	--	(89)	(6,559)	(7,817)	10,472
Depreciation and depletion	5,569	2,322	390	72	--	--	35	133	8,521
Interest income	--	45	(1)	--	--	--	--	4,085	4,129
Interest expense	--	--	--	--	--	--	--	1,132	1,132
Litigation settlement	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit) expense	--	772	(278)	--	--	--	--	38	532
Segment assets (A)	83,357	36,224	5,270	16,914	--	27,630	26,906	5,836	202,137
Capital expenditures	969	1,432	1,000	15,100	--	5,569	999	319	25,388

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from continuing operations before
income taxes
Total segment profit	$30,786	$4,258	$51,003	$10,472
Depreciation and amortization	(6,989)	(4,372)	(13,307)	(8,521)
Interest expense	(367)	(562)	(888)	(1,132)
Litigation settlements	(469)	--	(469)	(1,600)

Income (loss) from continuing operations
before income taxes	$22,961	$(676)	$36,339	$(781)

	As of June 30,
	2006	2005
Assets
Total assets for reportable segments	$362,736	$202,138
Cash and cash equivalents	373,392	233,269
Short-term investments	19,896	46,978
Other assets	38,059	31,102
Total assets held for sale	--	12,748

Total consolidated assets	$794,083	$526,235

Geographic Information

Three Months Ended June 30, 2006	Revenues	Long-Lived Assets
United States	$25,613	$144,640
Australia	7,064	46,665
Chile	11,560	19,688
Argentina	9,804	3,402
Bolivia	--	36,538
Other Foreign Countries	--	217

Total	$54,041	$251,150

Three Months Ended
June 30, 2005
United States	$12,267	$51,100
Australia	255	15,027
Chile	14,626	14,518
Argentina	6,356	1,674
Bolivia	--	26,674
Other Foreign Countries	--	202

Total	$33,504	$109,195

Six Months Ended
June 30, 2006
United States	$47,817	$144,640
Australia	13,573	46,665
Chile	22,274	19,689
Argentina	15,231	3,402
Bolivia	--	36,538
Other Foreign Countries	--	217

Total	$98,895	$251,150

Six Months Ended
June 30, 2005
United States	$27,715	$51,099
Australia	255	15,028
Chile	27,961	14,518
Argentina	9,808	1,674
Bolivia	--	26,674
Other Foreign Countries	--	202

Total	$65,739	$109,195

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

        Changes to the Company’s asset retirement obligations are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Asset retirement obligation - January 1	$30,429	$23,436
Accretion	1,104	876
Additions	--	--
Sale of discontinued operations	(7,120)	--
Settlements	(536)	(69)

Asset retirement obligation - June 30	$23,877	$24,243

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

Forward Foreign Exchange Contracts

        During the second quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 525 pesos to each U.S. dollar. At June 30, 2006, the Company had foreign exchange contracts covering $9.6 million U.S. dollars. For the six months ended June 30, 2006, the Company recorded a realized loss of approximately $149,000 in connection with its foreign currency hedging program. As of June 30, 2006, the fair value of the foreign exchange contracts was a liability of $0.8 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	For the Six Months Ended June 30,
	2006	2005
Beginning balance	$(171)	$--
Reclassification to earnings	149	--
Change in fair value	(747)	(37)

Ending balance	$(769)	(37)

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of June 30, 2006, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

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

        At June 30, 2006 the Company had outstanding provisionally priced sales of $43.9 million, consisting of 2.9 million ounces of silver and 16,719 ounces of gold, which had a fair value of approximately $42.9 million, including the embedded derivative.

NOTE J- LONG-TERM DEBT

1 ¼% Debentures

        The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at June 30, 2006 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The Debentures are due at maturity on January 15, 2024.

NOTE K- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.3 million and $0.2 million in the second quarters of 2006 and 2005, respectively, and plan expenses charged to operations for the six months ended June 30, 2006 and 2005 were $0.6 million and $0.5 million, respectively, which is based on a percentage of salary of qualified employees.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.1 million and $0.1 million in the second quarter of 2006 and 2005, respectively, and total plan expenses charges to operations for the six months ended June 30, 2006 and 2005 were $0.4 million and $0.3 million, respectively.

        In connection with the sale of Coeur Silver Valley, the Company no longer maintains the Post-Retirement Medical and Defined Benefit Plans.

NOTE L- COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, including a labor agreement with Syndicato De Trabayadores De Compania Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 12, 2006 to June 11, 2008. As of June 30, 2006, the Company had approximately 42% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by mid-2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of June 30, 2006, the total amount expected to be incurred under this plan is approximately $3.1 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of June 30, 2006 was $1.1 million and was charged to production costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Beginning Balance	$986	$--	$542	$--
Accruals	197	--	936	--
Payments	(64)	--	(359)	--

Ending Balance	$1,119	$--	$1,119	$--

NOTE M- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 43.4% and 37.0% of total metals sales for the six months ended June 30, 2006 and 2005, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 56.6% and 63.0% of metals sales for the six months ended June 30, 2006 and 2005, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

NOTE N- LITIGATION AND OTHER EVENTS

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and will expire on May 14, 2021, or earlier once the cumulative amount has been paid. During the second quarter of 2006, $469,000 of royalty expense was incurred in connection with this settlement and recorded as a litigation settlement in the consolidated statement of operations.

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

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. have all been granted Defendant-Intervenor status and have joined the agencies in their defense of the permits as issued.

        The Company is unable to predict the outcome of this litigation or its impact on the project or when the court will rule on the case. The Company plans to continue to move forward with full-scale construction of the mine.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the first six months of 2006 was $10.98 and $591 per ounce, respectively. The market price of silver and gold on July 27, 2006 was $11.43 per ounce and $639 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Cerro Bayo mine in Chile and the Martha mine in Argentina. In addition, the Company owns all of the silver production and reserves, up to certain limits, at the Endeavor and Broken Hill mines in Australia, which are owned and operated by other companies. As of June 1, 2006, the Company completed the sale of Coeur Silver Valley to U.S. Silver Corporation for $15 million in cash plus an estimated $1.1 million working capital adjustment.

Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 789,746 ounces and 9,935 ounces of gold in the second quarter of 2006 compared to 691,846 ounces of silver and 15,100 ounces of gold in the second quarter of 2005. The increase in silver production was primarily due to an increase in tons mined. The decline in gold production was primarily due to a decrease in ore grades as a result of the Company focusing its mining activity in lower gold grade areas of the mine. Total cash cost per ounce in the second quarter of 2006 was $1.82 per ounce compared to $0.76 per ounce in 2005. The increase in cash cost per ounce is primarily due to a lower gold credit, due to lower gold production, compared to the second quarter of 2005.

        For the six months ended June 30, 2006, silver production was 1,305,568 ounces and gold production was 18,729 ounces compared to 1,351,139 ounces of silver and 29,967 ounces of gold for the same period of 2005. The decrease in silver and gold production was primarily due to a decrease in overall ore grades as a result of the Company focusing its mining activities in lower grade areas of the mine. It is expected that ore grades will improve to historical levels during the second half of 2006. Total cash costs per ounce for the first six months of 2006 amounted to $2.47 compared to $0.31 during the same period in 2005. The higher cash costs per ounce were due to lower gold credit due to lower gold production as compared to the same period of 2005.

        Martha Mine:

        At the Martha Mine in Southern Argentina, silver production was 633,014 ounces in the second quarter of 2006 compared to 606,121 ounces in the second quarter of 2005. The increase in silver production was due to a 38% increase in ore grades partially offset by a 24% decrease in tons milled as compared to the second quarter of 2005. Total cash costs per ounce in the second quarter of 2006 were $5.14 per ounce compared to $4.43 per ounce in 2005. The higher cash costs per ounce were primarily due to higher operating costs, including increased royalties resulting from higher realized metal prices, in the second quarter of 2006 compared to the second quarter of 2005.

        For the six months ended June 30, 2006, silver production was 1,176,500 ounces compared to 985,181 ounces in the same period last year. The increase in silver production was primarily due to a 30% increase in ore grades, partially offset by a modest decrease in tons milled. Total cash costs per ounce in the six-month period were $5.04 per ounce in 2006 compared to $4.68 per ounce in 2005. The increase in cash costs per ounce was primarily due to increases in operating expenses.

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production was 1,153,295 ounces and gold production was 18,265 ounces during the second quarter of 2006 compared to 1,208,584 ounces of silver and 14,412 ounces of gold in the second quarter of 2005. Total cash costs per ounce decreased to $2.61 from $7.58 in the second quarter of 2005. The decrease in cash cost per ounce is primarily due to the higher gold credit as a result of increased gold production and higher gold prices.

        Silver production for the six months ended June 30, 2006 was 2,301,658 ounces compared to 2,344,581 ounces for the six months ended June 30, 2005 and gold production increased to 34,382 ounces from 28,404 ounces for the six months ended June 30, 2005. Total cash costs per ounce decreased by 50% to $3.46 compared to $6.96 for the same period of 2005. This decrease in cash cost per ounce is attributable to lower operating costs and higher gold production and prices.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $38.4 million. While the Company is entitled to all of the silver production and reserves up to a maximum of 17.7 million payable ounces, based on the most recent ore reserve report, the current ore reserve contains approximately 9.6 million payable ounces based on current metallurgical recovery and current smelter contract items. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $23.0 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment could occur in 2006. In addition to these upfront payments, pursuant to the original agreement, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment which was to begin when the silver price exceeds $5.23 per ounce. This further increment was to begin on the second anniversary of the agreement and would have been 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

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

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option to extend an additional six months.

        The Company’s share of silver production during the second quarter of 2006 amounted to 80,890 ounces compared to 58,464 ounces in the second quarter of 2005. Total cash cost per ounce increased to $2.79 from $1.89. For the six months ended June 30, 2006, the Company’s share of silver production amounted to 165,170 ounces compared to 58,464 ounces for the same period in 2005. The cash cost per ounce of silver production increased to $2.45 compared to $1.89 due to higher smelting and refining charges associated with the increased market value of silver deduction charges pursuant to the smelting and refining contracts. Production rates at the Endeavor mine have not yet returned to expected levels as the mine continues to recover from a rock fall that occurred in October 2005. Based on the progress made to date in correcting issues related to the ground fall, the Company now expects production levels to return to normal levels during the fourth quarter of 2006.

        Broken Hill Mine:

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. While the Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces, based on the most recent ore reserve report, the current ore reserve contains approximately 12.5 million ounces of payable ounces based on current metallurgical recovery and current smelter contract items. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$750,000 of additional consideration per year over the first eight years of the contract by meeting certain annual silver production thresholds. The Company’s share of silver production during the second quarter of 2006 amounted to 528,041 ounces. The cash cost per ounce of silver production was $3.27. For the six months ended June 30, 2006, the Company’s share of silver production amounted to 1,085,353 ounces. The cash cost per ounce of silver production was $3.07.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration to be received of $1.1 million for working capital.

        At the Galena Mine, silver production for the three and six months ended June 30, 2006 was 269,027 and 768,674 ounces, respectively, as compared to 559,700 and 1,269,996 ounces, respectively, produced in the same periods of 2005. Total cash costs per ounce increased to $10.72 from $8.05 per ounce in the second quarter of 2005. Total cash costs per ounce increased to $9.75 from $7.32 in the six months ended June 30, 2005. The lower production and higher costs per ounce for the periods presented are due to lower than expected production grades as mine operations adjusted to changing geologic ground conditions and the sale of Coeur Silver Valley on June 1, 2006.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rochester
Tons processed	2,737,547	2,293,621	5,269,447	4,652,034
Ore grade/Ag oz	0.76	1.09	0.72	1.00
Ore grade/Au oz	.009	.010	.011	.010
Recovery/Ag oz (A)	55.5%	48.5%	60.9%	50.5%
Recovery/Au oz (A)	75.1%	63.4%	58.3%	62.8%
Silver production ounces	1,153,295	1,208,584	2,301,658	2,344,581
Gold production ounces	18,265	14,412	34,382	28,404
Cash cost/oz	$2.61	$7.58	$3.46	$6.96
Total cost/oz	$5.80	$9.93	$6.70	$9.25
Cerro Bayo
Tons milled	115,361	92,666	215,636	191,250
Ore grade/Ag oz	7.20	7.80	6.43	7.41
Ore grade/Au oz	.094	.174	.094	.168
Recovery/Ag oz	95.1%	95.7%	94.2%	95.3%
Recovery/Au oz	92.1%	93.4%	92.1%	93.1%
Silver production ounces	789,746	691,846	1,305,568	1,351,139
Gold production ounces	9,935	15,100	18,729	29,967
Cash cost/oz	$1.82	$0.76	$2.47	$0.31
Total cost/oz	$3.77	$2.28	$4.63	$2.03
Martha Mine
Tons milled	6,817	8,915	15,666	16,753
Ore grade/Ag oz	97.79	70.82	79.75	61.54
Ore grade/Au oz	.134	.088	.105	.077
Recovery/Ag oz	95.0%	96.0%	94.2%	95.6%
Recovery/Au oz	91.8%	94.0%	92.0%	93.5%
Silver production ounces	633,014	606,121	1,176,500	985,181
Gold production ounces	839	735	1,509	1,206
Cash cost/oz	$5.14	$4.43	$5.04	$4.68
Total cost/oz	$5.61	$4.78	$5.50	$5.07
Endeavor (B)
Tons milled	118,775	53,069	221,778	53,069
Ore grade/Ag oz	1.11	1.46	1.20	1.46
Recovery/Ag oz	61.3%	75.5%	62.1%	75.5%
Silver production ounces	80,890	58,464	165,170	58,464
Cash cost/oz	$2.79	$1.89	$2.45	$1.89
Total cost/oz	$4.09	$3.13	$3.75	$3.13
Broken Hill (B)
Tons milled	525,888	--	1,106,911	--
Ore grade/Ag oz	1.32	--	1.35	--
Recovery/Ag oz	75.8%	--	72.2%	--
Silver production ounces	528,041	--	1,085,353	--
Cash cost/oz	$3.27	--	$3.07	--
Total cost/oz	$6.02	--	$5.82	--
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	3,184,986	2,565,015	6,034,249	4,739,365
Gold ounces	29,039	30,247	54,620	57,577
Cash cost per oz/silver	$3.03	$4.87	$3.46	$4.53
Total cost/oz	$5.25	$6.50	$5.78	$6.25
CONSOLIDATED SALES TOTALS
Silver ounces sold	3,249,854	2,881,145	6,127,744	5,534,242
Gold ounces sold	29,157	34,029	54,891	69,213
Realized price per silver ounce	$13.10	$7.25	$11.82	$7.05
Realized price per gold ounce	$649	$431	$620	$427

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Silver Valley/Galena
Tons milled	20,224	35,933	52,876	73,391
Ore grade/Silver oz	13.92	16.01	15.15	17.79
Recovery/Silver oz	95.6%	97.3%	96.0%	97.3%
Silver production ounces	269,027	559,700	768,674	1,269,996
Cash cost/oz	$10.72	$8.05	$9.75	$7.32
Total cost/oz	$11.04	$8.95	$10.64	$8.11
Gold production	58	54	180	145

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

Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs” set forth below.

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

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

        Production costs applicable to sales including depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the production costs applicable to sales and depreciation, depletion and amortization for our mines as set forth in the tables below is included in our Consolidated Statement of Operations and Comprehensive Loss.

THREE MONTHS ENDED JUNE 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	1,153,295	789,746	633,014	80,890	528,041	3,184,186
Cash Costs per ounce	$2.61	$1.82	$5.14	$2.79	$3.27	$3.03

Total Cash Costs (Non-GAAP)	$3,008	$1,439	$3,251	$225	$1,727	$9,650
Add/Subtract:
Third party smelting costs	--	(1,021)	(469)	(155)	(762)	(2,407)
By-Product credit (2)	11,535	6,298	522	--	--	18,355
Other adjustments	197	--	--	--	--	197
Change in inventory	(4,130)	(245)	(159)	(6)	332	(4,208)
Depreciation, depletion and
amortization	3,480	1,537	302	105	1,452	6,876

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$14,090	$8,008	$3,447	$169	$2,749	$28,463

THREE MONTHS ENDED JUNE 30, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	1,208,584	691,846	606,121	58,464	--	2,565,015
Cash Costs per ounce	$7.58	$0.76	$4.43	$1.89	--	$4.87

Total Cash Costs (Non- GAAP)	$9,166	$527	$2,683	$111	--	12,487
Add/Subtract:
Third party smelting costs	--	(519)	(302)	(58)	--	(879)
By-Product credit (2)	6,168	6,452	314	--	--	12,934
Other adjustments	(101)	(18)	(101)	--	--	(220)
Change in inventory	(8,240)	2,600	167	(38)	--	(5,511)
Depreciation, depletion and
amortization	2,838	1,051	215	72	4,176

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$9,831	$10,093	$2,976	$87	--	$22,987

SIX MONTHS ENDED JUNE 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	2,301,658	1,305,568	1,176,500	165,170	1,085,353	6,034,249
Cash Costs per ounce	$3.46	$2.47	$5.04	$2.45	$3.07	$3.46

Total Cash Costs (Non-GAAP)	$7,972	$3,222	$5,932	$405	$3,336	$20,867
Add/Subtract:
Third party smelting costs	--	(1,792)	(781)	(257)	(1,334)	(4,164)
By-Product credit (2)	20,476	11,171	893	--	--	32,540
Other adjustments	936	--	--	--	--	936
Change in inventory	(7,022)	(1,596)	(223)	(54)	403	(8,492)
Depreciation, depletion and
amortization	6,518	2,820	540	214	2,985	13,077

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$28,880	$13,825	$6,361	$308	$5,390	$54,764

SIX MONTHS ENDED JUNE 30, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	2,344,581	1,351,139	985,181	58,464	--	4,739,365
Cash Costs per ounce	$6.96	$0.31	$4.68	$1.89	--	$4.53

Total Cash Costs (Non- GAAP)	$16,319	$418	$4,615	$111	--	$21,463
Add/Subtract:
Third party smelting costs	--	(1,238)	(499)	(58)	--	(1,795)
By-Product credit (2)	12,160	12,800	515	--	--	25,475
Other adjustments	(201)	(10)	(174)	--	--	(385)
Change in inventory	(11,798)	3,266	(35)	(38)	--	(8,605)
Depreciation, depletion and
amortization	5,368	2,322	381	73	--	8,144

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$21,848	$17,558	$4,803	$88	--	$44,297

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006(3)	2005	2006(3)	2005
	(In thousands except ounces and per ounce costs)
Production of Silver (ounces)	269,027	559,700	768,674	1,269,996
Cash Costs per ounce	$10.72	$8.05	$9.75	$7.32

Total Cash Costs (Non-GAAP)	$2,883	$4,508	$7,498	$9,290
Add/Subtract:
Third party smelting costs	(595)	(835)	(1,464)	(1,959)
By-Product credit (2)	677	689	1,473	1,628
Change in inventory	1,008	373	726	(323)
Depreciation, depletion and
amortization	86	501	681	1,013

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$4,059	$5,236	$8,914	$9,649

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.

(2)	By-product credits are based upon production units and the period’s average metal price for the purposes of reporting cash costs per ounce.

(3)	Amounts represent two and five months ended May 31, 2006, respectively.

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the second quarter of 2006 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 18,900 meters (62,200 feet) were drilled in the two programs. The majority of the drilling (69%) was devoted to definition of new reserves around the current mine operations areas. Results from both programs are expected to produce additional reserves and mineralized material though the impact of the new drilling will not be fully evaluated until the program is completed.

Martha Mine (Argentina)

        At Martha, a total of 5,100 meters (16,700 feet) of drilling was completed during the second quarter to expand reserves and discover new mineralization. Results obtained from drilling R4 Deep, Francisca and Catalina continues to expand the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        In the second quarter of 2006, the Company accelerated its grassroots explorations activities in Chile and Argentina. As a result, two new properties were acquired via option-to-purchase agreements with private Argentinean interests. The largest is the Costa property at 39,800 hectares (98,500 acres) which lies about 150 kilometers (90 miles) north-northwest of the Company’s Martha mine. The second property, termed El Aguila, is located in the eastern part of the Santa Cruz province approximately 150 kilometers (90 miles) north of the town of San Julian. The Company plans to commence exploration in the next quarter on both properties.

Tanzania (Africa)

        In the second quarter of 2006, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Mapping and sampling was conducted on the Geita 2, Bunda, and Biharamulo tenements as well as on the new Saragurwa concession acquired in the fourth quarter of 2005. A RAB (rotary air blast) drill program commenced in the second quarter of 2006 on Geita 2 with a total of 1,200 meters (3,800 feet). An airborne geophysical survey over Saragurwa and Bunda is scheduled to commence in the third quarter of 2006.

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. Based upon the results of the updated feasibility study, the Company estimates the capital cost of the project to be approximately $135 million, and the annual production to be approximately 6-8 million ounces of silver over a mine life of approximately 14 years.

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. In December 2005, an election was held which resulted in a new president, without the necessity of a runoff election, as well as changes in numerous other levels of government. As a result, the Company is continuing the development of the project but has extended the construction period until it has been determined that the recent election has mitigated the political uncertainty. Construction work undertaken during the first half of 2006 included the construction of access roads to and around the site, rough cut grading of the mill site, and diversion channels around the mill site. Additional work planned for the third quarter of 2006 includes preparation of an ore stockpile area, movement of some ore to stockpiles and the construction of a fence around the perimeter of the plant site area. The Company is proceeding with engineering and procurement activities.

        During the six months ended June 30, 2006, Coeur expended approximately $3.5 million and plans to incur additional construction costs of approximately $63.4 million in 2006, assuming a full-scale construction schedule is implemented during the year. The Company is aiming to complete construction activities toward the end of 2007.

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

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by the Southeast Alaska Conservation Council (“SEACC”) and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the US Army Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit and on March 29, 2006, they reinstated the Company’s 404 permit. The Company is continuing to move forward with full-scale construction of the mine.

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

        Total expenditures by the Company at the Kensington property in the six months ended June 30, 2006 were $44.7 million. Such expenditures were used to continue the permitting and development activities. The Company plans to incur additional construction costs of approximately $59.8 million in 2006.

        The Company recommenced an underground core drilling program at Kensington this year in a continuation of the program conducted in the second half of 2005. In the second quarter of 2006, over 7,000 meters (23,000 feet) of core drilling was conducted from underground positions at Kensington. The program is designed to expand the project’s proven and probable reserves through conversion of portions of its large mineralized material inventory to probable reserves. A surface drilling program is scheduled to commence at the Company’s Jualin property in the third quarter of 2006.

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

Revenue Recognition. Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

        At June 30, 2006, the Company had outstanding provisionally priced sales of $43.9 million consisting of 2.9 million ounces of silver and 16,719 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,600; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the periods ended June 30, 2006 and 2005.

        We depreciate our property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $63.0 million as of June 30, 2006. Of this amount, $28.7 million is reported as a current asset and $34.3 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	5.0 million	12,508	25,017	37,525
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ .80	$1.41	$1.90	$ .35	$ .68	$ .97
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$1.10	$2.71	$5.26	$ .41	$ .89	$1.44

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for the effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

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

RESULTS OF OPERATIONS

        Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

        Sales of metal from continuing operations in the second quarter of 2006 increased by $20.5 million, or 61%, from the second quarter of 2005 to $54.0 million. The increase in sales of metal is attributable to increased metals prices realized and increased ounces of silver sold during the second quarter of 2006 as compared to the same period in 2005. In the second quarter of 2006, the Company sold 3.2 million ounces of silver and 29,000 ounces of gold compared to 2.9 million ounces of silver and 34,000 ounces of gold for the same period in 2005. Realized silver and gold prices were $13.10 and $649 per ounce, respectively, in the second quarter of 2006 compared to $7.25 and $431 in the comparable quarter of 2005.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the second quarter of 2006, by-product revenues totaled $17.5 million compared to $13.8 million for the same period of 2005.

        The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future, with the exception of the copper by-product revenue associated with Coeur Silver Valley which was sold on June 1, 2006.

        In the second quarter of 2006, the Company’s continuing operations produced a total of 3,184,986 ounces of silver and 29,039 ounces of gold, compared to 2,565,015 ounces of silver and 30,247 ounces of gold in the second quarter of 2005. The increase in silver production is primarily due to increased silver production at the Cerro Bayo mine and the silver production from the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the second quarter of 2006 increased by $2.8 million, or 15%, from the second quarter of 2005 to $21.6 million. The increase in the second quarter of 2006 is primarily due to production costs associated with the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

        Depreciation and depletion increased by $2.6 million, or 60%, in the second quarter of 2006 compared to the prior year’s second quarter, primarily due to the increase in depletion associated with the newly acquired Endeavor and Broken Hill mines.

        Administrative and general expenses decreased by $0.6 million in the second quarter of 2006 compared to the same period in 2005 and is primarily due to lower outside audit services related to financial reporting compliance activities.

        Exploration expenses decreased by $1.0 million in the second quarter of 2006 compared to the same period in 2005 as a result of lower exploration activity in 2006 compared to 2005.

        Pre-development expenses decreased $3.7 million from the second quarter of 2005 due to the classification of the Kensington project as a development-stage property in the third quarter of 2005.

        Litigation settlement expenses increased by $0.5 million from the second quarter of 2005 due to the commencement of the net smelter return royalty related to the Federal Natural Resources settlement decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay a net smelter royalty on all of its domestic and foreign operations until May 14, 2021, or earlier once the cumulative amount of $3.0 million has been paid.

Other Income and Expenses

        Interest and other income in the second quarter of 2006 increased by $3.5 million to $4.8 million compared with the second quarter of 2005. The increase was primarily due to increased interest income from short-term investments due to higher levels of invested cash and short-term investments on hand and higher interest rates.

        Interest expense was $0.4 million in the second quarter of 2006 compared to $0.6 million in the second quarter of 2005. The decrease in interest expense is related to the higher capitalized interest associated with higher capital expenditures at the Kensington and San Bartolome projects compared to the same period in 2005.

Income Taxes

        For the three months ended June 30, 2006, the Company reported an income tax provision of approximately $2.8 million. The income tax provision is comprised of a $0.7 million net deferred tax benefit, based upon actual earnings for the quarter, a release of $0.5 million valuation allowance due to anticipated increases in proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, and a $0.4 million deferred tax benefit in Australia, offset by $3.7 million in current taxes payable in the United States, Argentina and Australia. The Company recorded a current $0.2 million tax provision for foreign tax withholding.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the six month period ended June 30, 2005. The Company recognized a gain of $11.2 million on the sale in the quarter ended June 30, 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
Sales of metal	$5,513	$4,525
Production costs applicable to sales	(3,973)	(4,736)
Depreciation and depletion	(86)	(501)
Mining exploration	(69)	(450)
Other	(28)	(10)

Income (loss) from discontinued operations	$1,357	$(1,172)
Gain on sale of net assets of discontinued operations	11,159	--

Net income (loss) for discontinued operations	$12,516	$(1,172)

        Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

        Sales of metal from continuing operations in the six months ended June 30, 2006 increased by $33.2 million, or 50%, over the same period of 2005 to $98.9 million. The increase in product sales of metal is attributable to an increase in the realized prices for both silver and gold and an increase in the ounces of silver sold. In the six months ended June 30, 2006, the Company sold 6.1 million ounces of silver and 55,000 ounces of gold compared to 5.5 million ounces of silver and 69,000 ounces of gold for the same period in 2005. Realized silver and gold prices were $11.82 and $620 per ounce, respectively, in the six months ended June 30, 2006 compared to $7.05 and $427 in the comparable period of 2005.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the six months ended June 30, 2006, by-product revenues totaled $32.1 million compared to $28.2 million for the same period of 2005. The increase in by-product revenues is primarily due to an increase in the realized prices for gold. The Company believes, based on its best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future with the exception of the copper by-product revenue associated with Coeur Silver Valley which was sold on June 1, 2006.

        In the six months ended June 30, 2006, the Company’s continuing operations produced a total of 6,034,249 ounces of silver and 54,620 ounces of gold, compared to 4,739,365 ounces of silver and 57,577 ounces of gold in the same period of 2005. The increase in silver production is primarily due to the silver production from the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the six months ended June 30, 2006 increased by $5.5 million, or 15%, from the same period of 2005 to $41.7 million. The increase in the six months ended June 30, 2006 is primarily due to production costs associated with the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

        Depreciation and depletion increased by $4.8 million, or 56%, for the first six months of 2006 compared to the first six months of 2005 primarily due to the increase in depletion associated with the newly acquired Endeavor and Broken Hill mines.

        Administrative and general expenses decreased by $1.1 million, or 10%, in the six months ended June 30, 2006 compared to the same period in 2005 due to lower outside audit services related to financial reporting compliance activities.

        Exploration expenses decreased by $1.7 million in the six months ended June 30, 2006 compared to the same period in 2005 as a result of lower exploration activity in 2006 compared to 2005.

        Pre-development expenses decreased $6.1 million from the six months ended June 30, 2005 due to the classification of the Kensington project as a development-stage property in the third quarter of 2005.

        Litigation settlement expense decreased by $1.1 million in the first six months of 2006 to $0.5 million due to commencement of the Federal Natural Resource settlement decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay a net smelter royalty on all of its domestic and foreign operations until the earlier of May 14, 2021 or once the cumulative amount of $3.0 million has been paid. This increase is more than offset by a legal settlement of $1.6 million in the first quarter of 2005.

Other Income and Expenses

        Interest and other income in the six months ended June 30, 2006 increased by $4.0 million to $7.3 million compared with the same period of 2005. The increase was primarily due to increased interest income from short-term investments due to higher levels of invested cash and short-term investments on hand and higher interest rates.

        Interest expense was $0.9 million in the six months ended June 30, 2006 compared to $1.1 million in the six months ended June 30, 2005. The decrease in interest expense is related to higher capitalized interest associated with higher capital expenditures at the Kensington and San Bartolome projects as compared to 2005.

Income Taxes

        For the six months ended June 30, 2006, the Company reported an income tax provision of approximately $2.5 million. The income tax provision is comprised of a $3.0 million net deferred tax benefit, based upon actual earnings for the quarter, a release of $3.5 million valuation allowance due to anticipated increases in proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. and Coeur Argentina, and a $0.2 million deferred tax benefit in Australia, offset by $5.2 million in current taxes payable in the United States, Argentina and Australia. The Company recorded a current $0.5 million tax provision for foreign tax withholding.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the six month period ended June 30, 2005. The Company recognized a gain of approximately $11.2 million on the sale in the six months ended June 30, 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the six months ended June 30, 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Sales of metal	$11,223	$9,104
Production costs applicable to sales	(8,233)	(8,635)
Depreciation and depletion	(681)	(1,013)
Mining exploration	(279)	(859)
Other	(62)	(130)

Income (loss) from discontinued operations	$1,968	$(1,533)
Gain on sale of net assets of discontinued operations	11,159	--

Net income (loss) for discontinued operations	$13,127	$(1,533)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at June 30, 2006, increased by $142.6 million to approximately $425.6 million compared to $283.0 million at December 31, 2005. The increase in working capital was primarily attributed to the net proceeds of $146.2 million related to the public sale of common stock on March 22, 2006. The ratio of current assets to current liabilities was 9.7 to 1 at June 30, 2006, compared to 7.2 to 1 at December 31, 2005.

        Net cash provided by operating activities in the second quarter of 2006 was $32.0 million compared to net cash used in operating activities of $9.1 million in the second quarter of 2005. The increase of $41.1 million in cash flow from operations is primarily due to the change in net income. Net cash used in investing activities in the second quarter of 2006 was $6.2 million compared to net cash used in investing activities of $18.8 million in the prior year’s comparable period. The decrease of $12.6 million in cash used in investing activities is due to cash proceeds of $15.0 million for the sale of Coeur Silver Valley partially offset by an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash used in financing activities was $0.1 million in the second quarter of 2006, compared to $0.1 million used in the second quarter of 2005. As a result of the above, cash and cash equivalents increased by $25.7 million in the second quarter of 2006 compared to a decrease of $28.0 million for the comparable period in 2005.

        Net cash provided by operating activities in the six months ended June 30, 2006 was $49.2 million compared to net cash used in operating activities of $11.6 million in the six months ended June 30, 2005. The increase of $60.8 million in cash flow from operations is primarily due to the increase in net income. Net cash used in investing activities in the first six months of 2006 was $35.8 million compared to net cash used in investing activities of $27.4 million in the prior year’s comparable period. The increase of $8.4 million in cash used in investing activities is due to an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects partially offset by the cash proceeds of $15 million related to the sale of Coeur Silver Valley. Net cash provided by financing activities was $145.4 million in the first six months of 2006, compared to $0.7 million used in the first six months of 2005. The increase was primarily due to the receipt of $146.2 million of net proceeds from the issuance of 27.6 million shares of common stock completed in March 2006. As a result of the above, cash and cash equivalents increased by $158.8 million in the first six months of 2006 compared to a decrease of $39.8 million for the comparable period in 2005.

Debt and Capital Resources

        At June 30, 2006, the Company had $393.3 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $115.6 million will be spent during the remainder of 2006 on capital expenditures at its operating mines and development-stage properties.

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

Issuance of Common Stock

        During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount and other offering costs.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and will expire after May 14, 2021, or at a sooner date once the cumulative amount is paid. During the second quarter of 2006, $469,000 of royalty expense was incurred in connection with this settlement.

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

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. have all been granted Defendant-Intervenor status and have joined the agencies in their defense of the permits as issued.

        The Company is unable to predict the outcome of this litigation or its impact on the project or when the court will rule on the case. The Company will continue to move forward with full-scale construction of the mine.

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

        At June 30, 2006, the Company had outstanding provisionally priced sales of $43.9 million, consisting of 2.9 million ounces of silver and 16,719 ounces of gold, which had a fair value of approximately $42.9 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,600; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During the first quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 525 pesos to each U.S. dollar. At June 30, 2006, the Company had foreign exchange contracts of $9.6 million in U.S. dollars. For the six months ended June 30, 2006, the Company recorded a realized loss of approximately $0.1 million in connection with its foreign currency hedging program. As of June 30, 2006, the fair value of the foreign exchange contracts was a liability of $0.8 million.

        All of the Company’s long-term debt at June 30, 2006, is fixed-rate based. The fair value of the Company’s long-term debt at June 30, 2006 was $160.6 million. The fair value was estimated based upon bond market closing prices at June 30, 2006.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2006, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and in 2005 we commenced construction at Kensington project. Construction of both projects could require a total capital investment of approximately $325 million of which approximately $198.9 million will be required in future periods. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

Prior to 2005, we did not have sufficient earnings to cover fixed charges, which deficiency could occur in future periods.

        As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings have been sufficient to cover fixed charges subsequent to 2004. As of June 30, 2006, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $425.6 million at June 30, 2006. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003, $18.6 million in 2004 and $6.7 million in 2005. During the first half of 2006, we generated $49.5 million of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.

        Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 69% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.

        The market price of silver (Handy & Harman) and gold (London Final) on July 27, 2006 was $11.43 and $639 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $63.0 million as of June 30, 2006. Of this amount, $28.7 million is reported as a current asset and $34.3 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.6 million	3.3 million	5.0 million	12,508	25,017	37,525
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ .80	$1.41	$1.90	$ .35	$ .68	$ .97
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$1.10	$2.71	$5.26	$ .41	$ .89	$1.44

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

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of June 30, 2006, unions represented approximately 42% of our worldwide workforce. On that date, the Company had 364 employees at its Cerro Bayo mine and 74 employees at its Martha mine which are working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on May 9, 2006. Of the Company’s total 250,209,834 shares of common stock outstanding on March 21, 2006 (the record date), 205,079,482 shares (or 81.96% of the outstanding) were represented in person or by proxy at the Annual Meeting.

        The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: Cecil D. Andrus – 201,890,040 for and 3,189,442 withheld; James J. Curran – 199,483,548 for and 5,595,934 withheld; Andrew Lundquist – 200,135,219 for and 4,944,263 withheld; Robert E. Mellor – 202,838,028 for and 2,241454 withheld; John H. Robinson – 201,104,094 for and 3,975,388 withheld; Timothy R. Winterer — 201,413,327 for and 3,666,155 withheld; J. Kenneth Thompson – 201,083,251 for and 3,996,231 withheld; Alex Vitale – 199,817,184 shares for and 5,262,298 shares withheld; and Dennis E. Wheeler – 201,526,036 for and 3,553,446 shares withheld.

        The second proposal was the proposed ratification of the appointment of KMPG LLP as the Company’s independent accountants. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 201,544,389 shares for (representing 98.3% of the shares voting), 2,936,203 shares against with 598,890 shares abstaining.

Item 6. Exhibits

a)	Exhibits.

10.1	Employment agreement, dated July 31, 2006, between the Company and Alan L. Wilder
10.2	Amendment, dated July 31, 2006, to employment agreement between the Company and Donald J. Birak
10.3	Amendment, dated July 31, 2006, to employment agreement between the Company and Mitchell J. Krebs
31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO (18 U.S.C. Section 1350)
32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated July 31, 2006	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated July 31, 2006	/s/ James A. Sabala
JAMES A SABALA
Executive Vice President and
Chief Financial Officer