Form 10-Q
period 2006-09-30
COEUR D ALENE MINES CORP
filed 2006-11-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2006

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 277,995,133 shares were issued and outstanding as of November 3, 2006.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	September 30, 2006 and December 31, 2005
	Consolidated Statements of Operations and	5
	Comprehensive Income (Loss) - Unaudited
	Three and Nine Months Ended September 30, 2006 and 2005
	Consolidated Statements of Cash Flows - Unaudited	6
	Three and Nine Months Ended September 30, 2006 and 2005
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
Part II.	Other Information	52
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 6.	Exhibits	56

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$354,051	$214,616
Short-term investments	11,180	25,726
Receivables	27,207	27,986
Ore on leach pad	28,205	25,394
Metal and other inventories	17,143	12,807
Deferred tax assets	5,442	2,255
Prepaid expenses and other	5,803	4,707
Assets of discontinued operations held for sale (Note D)	--	14,828

	449,031	328,319
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	119,467	105,107
Less accumulated depreciation	(61,805)	(57,929)

	57,662	47,178
MINING PROPERTIES
Operational mining properties	126,862	121,441
Less accumulated depletion	(113,513)	(105,486)

	13,349	15,955
Mineral interests	72,201	72,201
Less accumulated depletion	(6,688)	(2,218)

	65,513	69,983
Non-producing and development properties	160,053	72,488

	238,915	158,426
OTHER ASSETS
Ore on leach pad, non-current portion	36,396	29,254
Restricted cash and cash equivalents	19,863	16,943
Debt issuance costs, net	5,227	5,454
Deferred tax assets	1,890	923
Other	7,754	8,319

	71,130	60,893

TOTAL ASSETS	$816,738	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,312	$17,189
Other current liabilities	12,652	6,274
Accrued interest payable	469	1,031
Accrued salaries and wages	6,405	7,840
Current taxes payable	7,477	66
Liabilities of discontinued operations held for sale (Note D)	--	12,908

	52,315	45,308
LONG-TERM LIABILITIES
11/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	24,459	24,082
Other long-term liabilities	3,022	3,873

	207,481	207,955
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 279,063,659 and 250,961,353 shares in 2006 and
2005 (1,059,211 shares held in treasury)	279,064	250,961
Additional paid-in capital	777,117	656,977
Accumulated deficit	(486,372)	(551,357)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income (loss)	323	(1,838)

	556,942	341,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$816,738	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES	(In thousands except per share data)
Sales of metal	$50,606	$39,281	$149,501	$105,020
COSTS AND EXPENSES
Production costs applicable to sales	21,915	24,448	63,602	60,602
Depreciation and depletion	6,536	4,344	19,843	12,866
Administrative and general	4,045	4,326	13,662	15,031
Exploration	2,572	2,525	6,474	8,130
Pre-development	--	(35)	--	6,051
Litigation settlements	874	--	1,343	1,600

Total costs and expenses	35,942	35,608	104,924	104,280
OTHER INCOME AND EXPENSE
Interest and other income	5,619	2,067	12,933	5,351
Interest expense, net of capitalized interest	(232)	(737)	(1,120)	(1,869)

Total other income and expense	5,387	1,330	11,813	3,482
Income from continuing operations before income taxes	20,051	5,003	56,390	4,222
Income tax provision	(1,673)	(281)	(4,155)	(813)

INCOME FROM CONTINUING OPERATIONS	18,378	4,722	52,235	3,409
Income (loss) from discontinued operations, net of income taxes	--	(1,269)	1,969	(2,802)
Gain (loss) on sale of net assets of discontinued operations	(27)	--	11,132	--

NET INCOME	18,351	3,453	65,336	607
Other comprehensive income	420	134	2,161	255

COMPREHENSIVE INCOME	$18,771	$3,587	$67,497	$862

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income per share:
Income from continuing operations	$0.07	$0.02	$0.19	$0.01
Income (loss) from discontinued operations	--	(0.01)	0.05	(0.01)

Net income	$0.07	$0.01	$0.24	$0.00

Diluted income per share:
Income from continuing operations	$0.06	$0.02	$0.18	$0.01
Income (loss) from discontinued operations	--	(0.01)	0.05	(0.01)

Net income	$0.06	$0.01	$0.23	$0.00

Weighted average number of shares of common stock
Basic	277,543	241,683	269,259	240,572
Diluted	302,172	266,161	293,975	241,345

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,351	$3,453	$65,336	$607
Add (deduct) non-cash items:
Depreciation and depletion	6,536	4,344	19,843	12,866
Deferred taxes	(816)	(175)	(3,947)	(55)
Unrealized loss on embedded derivative, net	(954)	(389)	2,247	(353)
Share based compensation	655	313	1,819	887
Other charges	(268)	346	253	1,350
Changes in Operating Assets and Liabilities:
Receivables	282	(463)	1,092	(13,334)
Prepaid and other current assets	(846)	(371)	(1,872)	(1,093)
Inventories	(5,345)	(1,086)	(14,290)	(10,278)
Accounts payable and accrued liabilities	3,196	(1,978)	10,832	386
Discontinued operations	27	(127)	(11,308)	1,242

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,818	3,867	70,005	(7,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,021)	(57,305)	(102,505)	(82,693)
Purchases of short-term investments	(7,558)	(11,502)	(17,441)	(34,419)
Proceeds from sales of short-term investments	15,465	13,019	29,081	35,207
Other	25	(53)	(409)	(20)
Discontinued operations	1,081	(981)	15,446	(2,346)

CASH USED IN INVESTING ACTIVITIES	(40,008)	(56,822)	(75,828)	(84,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt	(377)	(147)	(1,066)	(208)
Proceeds from issuance of common stock	--	35,949	154,560	35,397
Payment of public offering costs	59	--	(8,329)	--
Other	167	(65)	93	(160)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(151)	35,737	145,258	35,029

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,341)	(17,218)	139,435	(57,017)
Cash and cash equivalents at beginning of period	373,392	233,269	214,616	273,079

Cash and cash equivalents at end of period	$354,051	$216,051	$354,051	$216,062

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2005.

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

        The Company’s reported revenues included revenues from its primary product, silver, in addition to revenues from associated by-products which consist primarily of gold. For the quarters ended September 30, 2006 and 2005, by-product revenues totaled $15.8 million and $17.2 million, respectively. For the nine months ended September 30, 2006 and 2005, by-product revenues totaled $47.9 million and $45.4 million, respectively.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.6 million, $7.9 million, $2.0 million and $6.0 million during the three and nine months ended September 30, 2006 and 2005, respectively, are recorded as a reduction of revenue.

        At September 30, 2006, the Company had outstanding provisionally priced sales of $48.8 million, consisting of 3.3 million ounces of silver and 15,558 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,500; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $15,600. At September 30, 2005, the Company had outstanding provisionally priced sales of $32.8 million consisting of 2.6 million ounces of silver and 31,214 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $26,000; for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $31,200.

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

        The Company reported ore on the leach pads of $64.6 million as of September 30, 2006. Of this amount, $28.2 million is reported as a current asset and $36.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period.

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

        Mineral Interests: Significant payments related to the acquisition of land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

        Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property, plant and equipment, mineral property and development property. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels, capital and reclamation costs, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2006 and December 31, 2005, the Company held certificates of deposit and cash under these agreements of $19.9 million and $16.9 million, respectively, which were restricted for this purpose. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in the first nine months of 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 for awards of equity instruments was $0.7 million and $1.8 million, respectively. As of September 30, 2006, there was $2.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.1 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the nine months ended September 30, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$18,351	$3,453	$65,336	$607
Unrealized gain (loss) on marketable
securities	(51)	64	71	221
Change in fair value of cash flow
hedges, net of settlements	471	70	(127)	34
Minimum pension liabilities	--	--	2,219	--
Other	--	--	(2)	--

Comprehensive income	$18,771	$3,587	$67,497	$862

        Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the three and nine months ending September 30, 2006 and September 30, 2005 are as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income from continuing operations	$18,378	277,543	$0.07	$52,235	269,259	$0.19
Income (loss) from discontinued operations	(27)	277,543	--	13,101	269,259	0.05

Net income	18,351	277,543	0.07	65,336	269,259	0.24
Effect of Dilutive Securities
Equity awards	--	945		--	1,031
1.25% Convertible Notes	209	23,684		1,030	23,685

Diluted EPS
Net income from continuing operations	18,587	302,172	0.06	53,265	293,975	0.18
Income (loss) from discontinued operations	(27)	302,172	--	13,101	293,975	0.05

Net income	$18,560	302,172	$0.06	$66,366	293,975	$0.23

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income from continuing operations	$4,722	241,683	$0.02	$3,409	240,572	$0.01
Income (loss) from discontinued operations	(1,269)	241,683	(0.01)	(2,802)	240,572	(0.01)

Net income	3,453	241,683	0.01	607	240,572	0.00
Effect of Dilutive Securities
Equity awards	--	794		--	773
1.25% Convertible Notes	638	23,684		--	--

Diluted EPS
Net income from continuing operations	5,360	266,161	0.02	3,409	241,345.01
Income (loss) from discontinued operations	(1,269)	266,161	(0.01)	(2,802)	241,345	(0.01)

Net income	$4,091	266,161	$0.01	$607	241,345	$0.00

        For the three and nine months ended September 30, 2006, options to purchase 643,948 and 327,492 shares of common stock at prices between $5.14 to $15.19 and $6.66 to $15.19, respectively, were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. This compares to the three and nine months ended September 30, 2005, when options to purchase 886,455 shares of common stock at prices between $3.92 to $17.94 were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. The options which expire between 2006 to 2015 are outstanding at September 30, 2006.

The following potentially dilutive shares have been excluded from earnings per share calculation for the nine months ended of September 30, 2005 as their effect is antidilutive:

September 30, 2005
Stock options	--
1.25% Notes
Convertible at $7.60 per share	23,684

Total potentially dilutive shares	23,684

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

        Reclassifications: Certain amounts in prior years have been reclassified to conform to September 30, 2006 presentation. The most significant reclassifications were to reclassify the consolidated balance sheet amounts and the consolidated statements of operations from historical presentation to assets and liabilities of operations held for sale on the consolidated balance sheets and to income (loss) from discontinued operations in the consolidated statements of operations for the period ended September 30, 2005. The consolidated statements of cash flows have been reclassified to reflect discontinued operations separately for all periods presented.

NOTE C – METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Concentrate and dore inventory	$11,432	$7,836
Supplies	5,711	4,971

Metal and other inventories	$17,143	$12,807

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owns and operates the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash plus a post-closing working capital adjustment of $1.1 million. The Company recorded, within discontinued operations, a gain of approximately $11.1 million, net of $0 income taxes in the nine months ended September 30, 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for all prior periods.

        The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales of metal	--	$3,418	$11,223	$12,522
Production costs applicable to sales	--	(3,796)	(8,233)	(12,431)
Depreciation and depletion	--	(493)	(681)	(1,506)
Mining exploration	--	(361)	(279)	(1,220)
Other	--	(37)	(61)	(167)

Income (loss) from discontinued operations	--	(1,269)	1,969	(2,802)
Gain (loss) on sale of net assets of discontinued
operations	(27)	--	11,132	--

Net income (loss) from discontinued operations	(27)	$(1,269)	$13,101	$(2,802)

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

NOTE E – SHARE-BASED COMPENSATION PLANS

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

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the nine-month periods ended September 30, 2006 and 2005.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 for awards of equity instruments was $0.7 million and $1.8 million, respectively. As of September 30, 2006, there was $2.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.1 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock-based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the nine months ended September 30, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or less than $0.01 per basic and diluted share for the nine months ended September 30, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.6 million for the nine months ended September 30, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the Long-Term Incentive Plan for the nine months ended September 30, 2006 was $0.8 million and is reflected as a financing activity in the Company’s consolidated statements of cash flows.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands except per share data)
Net income as reported	$3,453	$607
Add: Stock-based employee compensation
expense included in reported net income	313	887
Less: Stock-based employee compensation
expense determined under fair value for
all awards	(434)	(1,421)

Net income - Pro forma	$3,332	$73

Net income per share:
Basic and diluted - As reported	$0.01	$0.00

Basic and diluted - Pro forma	$0.01	$0.00

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Weighted average fair value of options granted	$3.35	$3.92
Expected volatility	68.5%	68.5%
Expected life	6 years	6 years
Risk-free interest rate	4.6%	3.9%
Expected dividend yield	0.00%	0.00%

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

        The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	5.14
Exercised	(395,723)	1.99
Forfeited	(60,586)	7.69

Outstanding at September 30, 2006	2,094,489	$3.56

        The following table summarizes information for options currently outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.74 to $1.22	442,641	$0.80	5.02	442,641	$0.80	5.02
$1.23 to $1.85	336,525	$1.75	5.92	336,525	$1.75	5.92
$1.86 to $2.63	111,502	$2.10	6.15	111,502	$2.10	6.15
$2.64 to $3.92	537,089	$3.86	7.75	248,767	$3.78	7.02
$3.93 to $7.09	629,127	$6.00	8.20	240,916	$6.82	6.89
$7.10 to $17.94	37,605	$11.68	0.82	37,605	$11.68	0.82

	2,094,489	$3.56	6.80	1,417,956	$2.96	5.88

        As of September 30, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.9 million and the weighted average period over which these awards are expected to be recognized was 2 years. The total intrinsic value of share options exercised during the third quarter of 2006 and 2005 was $0.2 million and $0, respectively. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was $1.6 million and $0, respectively. At September 30, 2006, the total intrinsic value was $3.5 million and $3.2 million for stock options outstanding and exercisable, respectively.

        The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	661,381	$3.30
Granted	220,894	5.14
Vested	(445,025)	2.71
Forfeited	(24,218)	4.83

Outstanding at September 30, 2006	413,032	$4.83

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to restricted stock-based compensation to be recognized over a weighted-average period of 2.1 years.

        The following table summarizes performance shares activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	--	$--
Granted	220,844	5.14
Exercised	--	--
Forfeited	(10,449)	5.14

Outstanding at September 30, 2006	210,445	$5.14

        The fair value of performance shares is determined based on the closing price on the grant date. As of September 30, 2006, there was $0.7 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.4 years.

NOTE F – INCOME TAXES

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

        For the three months ended September 30, 2006, the Company reported a net income tax provision of approximately $1.7 million. The income tax provision was comprised of $2.4 million in current taxes payable in Argentina, Australia and the United States, and an additional $0.1 million provision for foreign tax withholding for a total current provision of $2.5 million. The Company recorded a $1.4 million deferred tax benefit at CDE Cerro Bayo Ltd., and a $0.6 million deferred tax provision at Coeur Argentina and CDE Australia, based upon actual results of operations, increased proven and probable reserves and revised projected future taxable income.

        For the nine months ended September 30, 2006, the Company reported a net income tax provision of approximately $4.2 million. The income tax provision is comprised of $7.6 million in current taxes payable in Argentina, Australia and the United States, and an additional $0.6 million provision for foreign tax withholding for a total current provision of $8.2 million. The Company recorded a $3.9 million and $0.3 million deferred tax benefit at CDE Cerro Bayo Ltd. and Coeur Argentina, respectively, that was generated by actual results of operations and the release of approximately $5.0 million of valuation allowance on net operating loss carryforwards due to increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. The Company’s $4.2 million of deferred tax benefit was reduced by a $0.2 million deferred tax provision at CDE Australia.

        The income tax provision for the nine months ended September 30, 2006 and 2005 varies from the statutory rate primarily because of foreign operations and management’s determination as to the realization of net deferred tax assets.

NOTE G – SEGMENT REPORTING

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). For the period ending September 30, 2005, CSV was classified as held for sale and reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Sumitomo Corporation and Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold by the mines’ operators to Zinifex, an Australia smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Financial information relating to the Company’s segments is as follows:

Segment Reporting
(In Thousands)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended
September 30, 2006
Sales of metal	$24,409	$7,895	$10,872	$1,219	$6,211	$--	$--	$--	$50,606
Segment profit (loss)	13,629	340	7,472	1,132	5,165	(3)	(485)	443	27,693
Depreciation and depletion	3,654	1,222	316	119	1,151	--	--	74	6,536
Interest income	--	241	--	--	--	--	4	5,060	5,305
Interest expense	--	19	--	--	--	--	--	213	232
Litigation settlement	--	--	--	--	--	--	--	(874)	(874)
Income tax (benefit) expense	--	(1,368)	1,369	--	--	--	--	1,672	1,673
Segment assets (A)	86,473	41,944	11,257	15,290	34,059	40,888	175,493	5,928	411,332
Capital expenditures	343	2,103	433	--	--	4,093	41,910	139	49,021

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended
September 30, 2005
Sales of metal	$17,335	$15,084	$4,996	$1,328	$538	$--	$--	$--	$39,281
Segment profit (loss)	4,915	4,370	1,795	1,131	385	(31)	(263)	(2,218)	10,084
Depreciation and depletion	2,492	1,109	224	274	160	--	--	85	4,344
Interest income	--	30	--	--	--	--	--	2,387	2,417
Interest expense	--	3	--	--	--	--	--	734	737
Income tax (benefit) expense	--	410	(12)	--	--	--	--	(117)	281
Segment assets (A)	84,441	33,790	5,615	15,513	36,502	29,981	47,511	10,257	263,610
Capital expenditures	113	683	468	25	36,472	2,465	17,032	47	57,305

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Nine Months Ended
September 30, 2006
Sales of metal	$72,226	$30,169	$26,103	$2,555	$18,448	$--	$--	$--	$149,501
Segment profit (loss)	39,225	10,941	14,741	2,374	14,997	(6)	(575)	(3,001)	78,696
Depreciation and depletion	10,172	4,124	864	334	4,136	--	--	213	19,843
Interest income	--	412	4	--	--	--	4	12,566	12,986
Interest expense	--	68	--	--	--	--	--	1,052	1,120
Litigation settlement	--	--	--	--	--	--	--	(1,343)	(1,343)
Income tax (benefit) expense	--	(3,809)	3,452	--	--	--	--	4,512	4,155
Segment assets (A)	86,473	41,944	11,257	15,290	34,059	40,888	175,493	5,928	411,332
Capital expenditures	1,086	5,017	1,810	--	--	7,558	86,590	444	102,505

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Nine Months Ended
September 30, 2005
Sales of metal	$45,050	$43,045	$14,804	$1,583	$538	$--	$--	$--	$105,020
Segment profit (loss)	15,911	14,393	5,473	1,371	385	(120)	(6,822)	(10,034)	20,557
Depreciation and depletion	8,061	3,431	614	346	160	--	35	219	12,866
Interest income	--	75	(1)	--	--	--	--	6,472	6,546
Interest expense	--	3	--	--	--	--	--	1,866	1,869
Litigation settlement	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit) expense	--	1,182	(290)	--	--	--	--	(79)	813
Segment assets (A)	84,441	33,790	5,615	15,513	36,502	29,981	47,511	10,257	263,610
Capital expenditures	1,082	2,115	1,468	15,125	36,472	8,034	18,031	366	82,693

(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (loss) from continuing operations
before income taxes
Total segment profit	$27,693	$10,084	$78,696	$20,557
Depreciation and amortization	(6,536)	(4,344)	(19,843)	(12,866)
Interest expense	(232)	(737)	(1,120)	(1,869)
Litigation settlements and other	(874)	--	(1,343)	(1,600)

Income (loss) from continuing operations
before income taxes	$20,051	$5,003	$56,390	$4,222

	As of September 30,
	2006	2005
Assets
Total assets for reportable segments	$411,332	$263,610
Cash and cash equivalents	354,051	216,051
Short-term investments	11,180	41,418
Other assets	40,175	35,139
Total assets held for sale	--	13,852

Total consolidated assets	$816,738	$570,070

Geographic Information

Three Months Ended September 30, 2006	Revenues	Long-Lived Assets
United States	$24,409	$186,603
Australia	7,430	45,393
Chile	7,895	20,675
Argentina	10,872	3,513
Bolivia	--	40,184
Other Foreign Countries	--	209

Total	$50,606	$296,577

Three Months Ended
September 30, 2005
United States	$17,335	$69,339
Australia	1,866	51,091
Chile	15,084	16,581
Argentina	4,996	1,919
Bolivia	--	29,361
Other Foreign Countries	--	194

Total	$39,281	$168,485

Nine Months Ended
September 30, 2006
United States	$72,226	$186,603
Australia	21,003	45,393
Chile	30,169	20,675
Argentina	26,103	3,513
Bolivia	--	40,184
Other Foreign Countries	--	209

Total	$149,501	$296,577

Nine Months Ended
September 30, 2005
United States	$45,050	$69,339
Australia	2,121	51,091
Chile	43,045	16,581
Argentina	14,804	1,919
Bolivia	--	29,361
Other Foreign Countries	--	194

Total	$105,020	$168,485

NOTE H – RECLAMATION AND REMEDIATION

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

        At September 30, 2006 and 2005, $24.1 million and $24.3 million, respectively, were accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition to the asset retirement obligations, the Company had accrued $0.9 million and $0.8 million, respectively, for reclamation obligations associated with former mining activities. These amounts are also included in reclamation and mine closure liabilities.

        Changes to the Company’s asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Asset retirement obligation - January 1	$30,429	$23,436
Accretion	1,546	1,313
Additions	--	--
Sale of discontinued operations	(7,120)	--
Settlements	(755)	(445)

Asset retirement obligation - September 30	24,100	$24,304

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Forward Foreign Exchange Contracts

        During the first and second quarters of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for the remainder of 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 521 pesos to each U.S. dollar. At September 30, 2006, the Company had foreign exchange contracts for 4.8 million in U.S. dollars. For the nine months ended September 30, 2006, the Company recorded a realized loss of approximately $0.3 million in connection with its foreign currency hedging program. As of September 30, 2006, the fair value of the foreign exchange contracts was a liability of $0.3 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	For the Nine Months Ended September 30,
	2006	2005
Beginning balance	$(171)	$--
Reclassification to earnings	304	--
Change in fair value	(431)	34

Ending balance	$(298)	34

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of September 30, 2006, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

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

        At September 30, 2006 the Company had outstanding provisionally priced sales of $48.8 million, consisting of 3.3 million ounces of silver and 15,558 ounces of gold, which had a fair value of approximately $48.8 million, including the embedded derivative.

NOTE J – LONG-TERM DEBT

1 ¼% Debentures

        The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at September 30, 2006 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

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

NOTE K – DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses charged to operations were $0.3 million and $0.2 million in the third quarters of 2006 and 2005, respectively, and plan expenses charged to operations for the nine months ended September 30, 2006 and 2005 were $0.9 million and $0.7 million, respectively, which is based on a percentage of salary of qualified employees.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses charged to operations were $0.1 million and $0.1 million in the third quarter of 2006 and 2005, respectively, and total plan expenses charges to operations for the nine months ended September 30, 2006 and 2005 were $0.5 million and $0.4 million, respectively.

        In connection with the sale of Coeur Silver Valley, the Company no longer maintains the Post-Retirement Medical and Defined Benefit Plans.

NOTE L – COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 12, 2006 to June 11, 2008. As of September 30, 2006, the Company had approximately 42% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by mid-2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of September 30, 2006, the total amount expected to be incurred under this plan is approximately $3.1 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of September 30, 2006 was $1.5 million and was charged to production costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Beginning Balance	$1,119	$--	$542	$--
Accruals	383	46	1,319	46
Payments	(26)	--	(385)	--

Ending Balance	$1,476	$46	$1,476	$46

NOTE M – SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 48.3% and 42.9% of total metals sales for the nine months ended September 30, 2006 and 2005, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 51.7% and 57.1% of metals sales for the nine months ended September 30, 2006 and 2005, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

NOTE N – LITIGATION AND OTHER EVENTS

Federal Natural Resources Action

          On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800’s.

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative total of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and will expire on May 14, 2021, or earlier once the cumulative amount has been paid. During the three and nine months ended September 30, 2006, $0.9 million and $1.3 million, respectively, of royalty expense was incurred in connection with this settlement and recorded as a litigation settlement in the consolidated statement of operations.

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

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. were granted Defendant-Intervenor status and joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties have filed their briefs in the Circuit Court and will participate in an oral argument in December 2006. There is no indication of when the Circuit Court may rule on the merits on appeal.

        The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction. The Company is continuing to move forward with all construction activities at the mine not related to the temporarily enjoined lake tailings facility area activities.

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

        Management’s Discussion and Analysis includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. generally accepted accounting principles (“GAAP”) measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash costs per ounce measurement.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the first nine months of 2006 was $11.23 and $601 per ounce, respectively. The market price of silver and gold on November 3, 2006 was $12.58 per ounce and $623 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Cerro Bayo mine in Chile and the Martha mine in Argentina. In addition, the Company owns all of the silver production and reserves, up to certain limits, at the Endeavor and Broken Hill mines in Australia, which are owned and operated by other companies. On June 1, 2006, the Company completed the sale of Coeur Silver Valley to U.S. Silver Corporation for $15 million in cash plus an estimated $1.1 million working capital adjustment.

Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 405,586 ounces and gold production was 7,325 ounces in the third quarter of 2006 compared to 742,825 ounces of silver and 16,744 ounces of gold in the third quarter of 2005. The decrease in silver and gold production was primarily due to a 47% and 57% decrease in silver and gold ore grades, respectively, as a result of the Company focusing its mining activities on narrower, lower silver and gold grade veins of the mine. Under its 2006 mine plan, Cerro Bayo has been making a transition from narrower, lower-grade veins to newly-developed, wider and higher-grade veins as the year progresses. Total cash cost per silver ounce in the third quarter of 2006 was $8.33 per ounce compared to $0.37 per ounce in 2005. The increase in cash cost per ounce is primarily due to lower silver production ounces and lower gold by-product credit, due to lower gold production compared to the third quarter of 2005.

        For the nine months ended September 30, 2006, silver production was 1,711,153 ounces and gold production was 26,054 ounces compared to 2,093,964 ounces of silver and 46,711 ounces of gold for the same period of 2005. The decrease in silver and gold production was primarily due to a decrease in overall ore grades as a result of the Company focusing its mining activities on lower-grade, narrower veins of the mine. Total cash costs per ounce for the first nine months of 2006 amounted to $3.86 compared to $0.33 during the same period in 2005. The higher cash costs per ounce were due to lower silver production and lower gold by-product credit due to lower gold production as compared to the same period of 2005.

        Martha Mine:

        At the Martha mine in Southern Argentina, silver production increased 42% to 806,384 ounces in the third quarter of 2006 compared to 569,873 ounces in the third quarter of 2005. The increase in silver production was due to a 53% increase in ore grades partially offset by a 9% decrease in tons milled as compared to the third quarter of 2005. Total cash costs per ounce in the third quarter of 2006 were $4.01 per ounce compared to $4.24 per ounce in 2005. The lower cash costs per ounce were primarily due to an increase in silver production partially offset by higher operating costs, including increased royalties resulting from higher realized metal prices, in the third quarter of 2006 compared to the third quarter of 2005.

        For the nine months ended September 30, 2006, silver production was 1,982,884 ounces compared to 1,555,054 ounces in the same period last year. The increase in silver production was primarily due to a 38% increase in ore grades, partially offset by a modest decrease in tons milled. Total cash costs per ounce in the nine-month period were $4. 51 per ounce in 2006 compared to $4.52 per ounce in 2005.

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production was 1,403,302 ounces and gold production was 21,583 ounces during the third quarter of 2006 compared to 1,708,950 ounces of silver and 21,436 ounces of gold in the third quarter of 2005. The decrease in silver production is due to a 25% decrease in silver recoveries primarily related to excess precipitation on the leach pad. Total cash costs per ounce decreased to $1.14 from $3.64 in the third quarter of 2005. The decrease in cash cost per ounce is primarily due to the higher gold by-product credit as a result of higher gold prices.

        Silver production for the nine months ended September 30, 2006 was 3,704,960 ounces compared to 4,053,531 ounces for the nine months ended September 30, 2005 and gold production increased to 55,965 ounces from 49,840 ounces for the nine months ended September 30, 2005. Total cash costs per ounce decreased by 54% to $2.58 compared to $5.56 for the same period of 2005. This decrease in cash cost per ounce is attributable to lower operating costs, increased gold production and higher gold prices.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $38.4 million. The Company is entitled to all of the silver production and reserves up to a maximum of 17.7 million payable ounces. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.1 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $23.0 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment could occur in 2007. In addition to these upfront payments, pursuant to the original agreement, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment which was to begin when the silver price exceeds $5.23 per ounce. This further increment was to begin on the second anniversary of the agreement and would have been 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia), reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. Based on the most recent ore reserve report, the current ore reserve contains approximately 15.3 million payable ounces. To date, the Company has received 0.5 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

Proven and Probable Ore Reserves (1,2,3,4) - Endeavor Mine

2006
Tons (000’s)	21,385
Ounces of silver per ton	1.51
Contained ounces of silver (000’s)	32,259

Mineralized Material

2006
Tons (000’s)	9,370
Ounces of silver per ton	3.00

(1)	Ore reserves are reported as of June 30, 2006, which is the end of the most recent fiscal year of the operator, CBH. Metal prices used were $10.00/ounce of silver, $2.95/pound of copper, $0.91/pound of zinc and $0.34/pound of lead.

(2)	The ore reserves are minable reserves and include an 11% average factor for mining dilution and mining recovery factors ranging from 40% to 100%.

(3)	Metallurgical recovery factor of 54% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven (measured) reserves the maximum distance is 25 meters and for probable (indicated) reserves it is greater than 25 meters and less than 40 meters. Mineralized material is similarly classified.

In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option for CBH to extend the term for an additional six months.

        The Company’s share of silver production during the third quarter of 2006 amounted to 136,849 ounces compared to 220,613 ounces in the third quarter of 2005. Total cash costs per ounce increased to $2.52 from $1.95. For the nine months ended September 30, 2006, the Company’s share of silver production amounted to 302,019 ounces compared to 279,078 ounces for the same period in 2005. The cash costs per ounce of silver production increased to $2.48 compared to $1.94 due to higher smelting and refining charges associated with the increased market value of silver deduction charges pursuant to the smelting and refining contracts and inflation indexing provisions of the purchase agreement. Production rates at the Endeavor mine have not yet returned to expected levels as the mine continues to recover from a rock fall that occurred in October 2005. Based on the progress made to date in correcting issues related to the ground fall, the Company now expects production levels to return to normal levels during the fourth quarter of 2006.

        Broken Hill Mine:

On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. The Broken Hill mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. The Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces. To date, the Company has received 2.1 million payable ounces and based on the most recent ore reserve report, the current ore reserve contains approximately 12.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. In addition, CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$750,000 of additional consideration per year over the first eight years of the contract by meeting certain annual silver production thresholds. The Company’s share of silver production during the third quarter of 2006 amounted to 587,360 ounces compared with 83,010 ounces in the same period of 2005. The cash costs per ounce of silver production was $3.05 compared with $2.69 during the third quarter of 2005 due to higher smelting and refining charges associated with the increased market value of silver deduction charges pursuant to the smelting and refining contracts and inflation indexing provisions of the purchase agreement. For the nine months ended September 30, 2006, the Company’s share of silver production amounted to 1,672,713 ounces. The cash cost per ounce of silver production was $3.07.

Proven and Probable Ore Reserves - Broken Hill Mine

2006
(1,2,3,4)
Tons (000’s)	12,907
Ounces of silver per ton	1.40
Contained ounces of silver (000’s)	18,015

Mineralized Material

2006
Tons (000’s)	10,900
Ounces of silver per ton	3.80
(1)	Ore reserves are effective as of June 30, 2006. Metal prices used were $10.12/ounce of silver, $0.91/pound of zinc and $0.41/pound of lead.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(3)	Metallurgical recovery factor of 74% should be applied to the silver reserve ounces.

(4)	The proven (measured) and probable (indicated) reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven (measured) and probable (indicated) reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven (measured) reserves are drilled on a 20 meter by 10 meter grid.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration received of $1.1 million for working capital.

        The production figures at the Galena mine reflect the five-month period ending May 31, 2006 and therefore are not comparable to the three and nine months ended September 30, 2005. Silver production during the period of Coeur’s ownership of the Galena mine in 2006 amounted to 768,674 ounces. Silver production for the three and nine months ended September 30, 2005 was 459,805 and 1,729,801 ounces, respectively. Total cash costs per ounce were $9.75 during the five-month period ending May 31, 2006. Total cash costs per ounce were $8.39 and $7.60 in the three and nine months ended September 30, 2005, respectively. The lower production and higher costs per ounce for the periods presented are due to lower than expected production grades as mine operations adjusted to changing geologic ground conditions and the sale of Coeur Silver Valley on June 1, 2006.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rochester
Tons processed	2,648,263	2,131,844	7,917,710	6,783,878
Ore grade/Ag oz	0.83	0.94	0.75	0.98
Ore grade/Au oz	0.01	0.01	0.01	0.01
Recovery/Ag oz (A)	63.9%	84.9%	62.0%	60.9%
Recovery/Au oz (A)	93.0%	97.5%	68.1%	74.2%
Silver production ounces	1,403,302	1,708,950	3,704,960	4,053,531
Gold production ounces	21,583	21,436	55,965	49,840
Cash cost/oz	$1.14	$3.64	$2.58	$5.56
Total cost/oz	$4.02	$5.07	$5.68	$7.49
Cerro Bayo
Tons milled	105,945	103,213	321,581	294,463
Ore grade/Ag oz	4.04	7.63	5.64	7.49
Ore grade/Au oz	.075	.176	0.088	0.171
Recovery/Ag oz	94.9%	94.3%	94.4%	94.9%
Recovery/Au oz	92.0%	92.0%	92.1%	92.7%
Silver production ounces	405,586	742,825	1,711,153	2,093,964
Gold production ounces	7,325	16,744	26,054	46,711
Cash cost/oz	$8.33	$0.37	$3.86	$0.33
Total cost/oz	$11.25	$1.86	$6.20	$1.97
Martha Mine
Tons milled	9,101	9,966	24,767	26,719
Ore grade/Ag oz	92.82	60.64	84.56	61.21
Ore grade/Au oz	0.123	0.079	0.111	0.078
Recovery/Ag oz	95.5%	94.3%	94.7%	95.1%
Recovery/Au oz	91.9%	92.0%	91.9%	92.9%
Silver production ounces	806,384	569,873	1,982,884	1,555,054
Gold production ounces	1,026	726	2,535	1,933
Cash cost/oz	$4.01	$4.24	$4.51	$4.52
Total cost/oz	$4.39	$4.62	$4.94	$4.91
Endeavor (B)
Tons milled	218,997	299,311	440,776	377,637
Ore grade/Ag oz	0.94	1.48	1.07	1.48
Recovery/Ag oz	66.1%	49.8%	63.9%	50.0%
Silver production ounces	136,849	220,613	302,019	279,078
Cash cost/oz	$2.52	$1.95	$2.48	$1.94
Total cost/oz	$3.39	$3.19	$3.59	$3.18
Broken Hill (B)
Tons milled	614,620	98,281	1,721,512	98,281
Ore grade/Ag oz	1.27	1.16	1.33	1.16
Recovery/Ag oz	75.1%	73.1%	73.3%	73.1%
Silver production ounces	587,360	83,010	1,672,713	83,010
Cash cost/oz	$3.05	$2.69	$3.07	$2.69
Total cost/oz	$5.01	$4.62	$5.54	$4.62
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	3,339,481	3,325,271	9,373,729	8,064,637
Gold ounces	29,934	38,906	84,554	98,484
Cash cost per oz/silver	$3.10	$2.87	$3.31	$3.85
Total cost/oz	$5.14	$4.14	$5.53	$5.38
CONSOLIDATED SALES TOTALS (C)
Silver ounces sold	3,020,351	3,154,544	9,148,095	8,688,786
Gold ounces sold	26,595	38,303	81,486	107,516
Realized price per silver ounce	$11.55	$7.29	$11.73	$7.13
Realized price per gold ounce	$634	$452	$625	$436

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects of embedded derivatives in the Company’s previously priced sales contracts.

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

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006 (1)	2005
Silver Valley/Galena
Tons milled	--	28,498	52,876	101,889
Ore grade/Silver oz	--	16.62	15.15	17.46
Recovery/Silver oz	--	97.1%	96.0%	97.2%
Silver production ounces	--	459,805	768,674	1,729,801
Cash cost/oz	--	$8.39	$9.75	$7.60
Total cost/oz	--	$9.47	$10.64	$8.47
Gold production	--	60	180	205

(1)	Amounts represent five months ended May 31, 2006.

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

        The tables below present reconciliations between non-GAAP cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization (GAAP).

        Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs are a performance measure and provide management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash costs per ounce” is a measure developed by precious metals companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	1,403,302	405,586	806,384	136,849	587,360	3,339,481
Cash Costs per ounce	$1.14	$8.33	$4.01	$2.52	$3.05	$3.10
Total Cash Costs (Non-GAAP)	$1,598	$3,380	$3,230	$346	$1,791	$10,345
Add/Subtract:
Third party smelting costs	--	(672)	(552)	(224)	(666)	(2,114)
By-Product credit (2)	13,423	4,542	630	--	--	18,595
Other adjustments	383	--	--	--	--	383
Change in inventory	(4,635)	(546)	--	(35)	(78)	(5,294)
Depreciation, depletion and
amortization	4,037	1,184	313	119	1,152	6,805

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$14,806	$7,888	$3,621	$206	$2,199	$28,720

THREE MONTHS ENDED SEPTEMBER 30, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	1,708,950	742,825	569,873	220,613	83,010	3,325,271
Cash Costs per ounce	$3.64	$0.37	$4.24	$1.95	$2.69	$2.87
Total Cash Costs (Non- GAAP)	$6,217	$273	$2,415	$430	$224	$9,559
Add/Subtract:
Third party smelting costs	--	(861)	(312)	(235)	(70)	(1,478)
By-Product credit (2)	9,476	7,350	320	--	--	17,146
Other Adjustment	(55)	10	174	--	--	129
Change in inventory	(3,326)	2,005	410	3	--	(908)
Depreciation, depletion and
amortization	2,437	1,109	219	274	160	4,199

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$14,749	$9,886	$3,226	$472	$314	$28,647

NINE MONTHS ENDED SEPTEMBER 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	3,704,960	1,711,153	1,982,884	302,019	1,672,713	9,373,729
Cash Costs per ounce	$2.58	$3.86	$4.51	$2.48	$3.07	$3.31
Total Cash Costs (Non-GAAP)	$9,570	$6,602	$8,939	$750	$5,127	$30,988
Add/Subtract:
Third party smelting costs	--	(2,464)	(1,333)	(481)	(2,000)	(6,278)
By-product Credit (2)	33,899	15,713	1,523	--	--	51,135
Other adjustments	1,320	--	--	--	--	1,320
Change in inventory	(11,657)	(2,142)	--	(89)	325	(13,563)
Depreciation, depletion and
amortization	11,491	4,004	853	334	4,137	20,819

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$44,623	$21,713	$9,982	$514	$7,589	$84,421

NINE MONTHS ENDED SEPTEMBER 30, 2005 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of Silver (ounces)	4,053,531	2,093,964	1,555,054	279,078	83,010	8,064,637
Cash Costs per ounce	$5.56	$0.33	$4.52	$1.94	$2.69	$3.85
Total Cash Costs (Non- GAAP)	$22,536	$691	$7,030	$541	$224	$31,022
Add/Subtract:
Third party smelting costs	--	(2,099)	(811)	(292)	(70)	(3,272)
By-Product credit (2)	21,637	20,150	834	--	--	42,621
Other adjustment	(256)	--	--	--	--	(256)
Change in inventory	(15,124)	5,271	376	(36)	--	(9,513)
Depreciation, depletion and
amortization	7,805	3,431	600	346	160	12,342

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$36,598	$27,444	$8,029	$559	$314	$72,944

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006 (3)	2005	2006 (3)	2005
	(In thousands except ounces and per ounce costs)
Production of Silver (ounces)	--	459,805	768,674	1,729,801
Cash Costs per ounce	--	$8.39	$9.75	$7.60

Total Cash Costs (Non-GAAP)	--	$3,859	$7,498	$13,149
Add/Subtract:
Third party smelting costs	--	(662)	(1,464)	(2,620)
By-Product credit (2)	--	596	1,473	2,223
Change in inventory	--	3	726	(321)
Depreciation, depletion and
amortization	--	493	681	1,506

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	--	$4,289	$8,914	$13,937

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.

(2)	By-product credits are based upon production units and the period’s average metal price for the purposes of reporting cash costs per ounce.

(3)	Amounts represent five months ended May 31, 2006.

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the third quarter of 2006 focused on reserve development/delineation drilling and discovery of new mineralization. During the third quarter, drilling was performed at the Marcela Sur and Cascada vein systems; important new vein systems discovered in late 2005. Approximately 19,800 meters (64,900 feet) were drilled in the two programs. The majority of the drilling (61%) was devoted to the conversion of mineralized material to reserves around the current mine operations areas. Results from both programs are expected to produce additional reserves and mineralized material though the impact of the new drilling will not be fully evaluated until the program is completed.

Martha Mine (Argentina)

        At Martha, approximately 6,600 meters (21,700 feet) of drilling was completed during the third quarter to expand reserves and discover new mineralization. The majority of this drilling (75%) was focused on discovering new mineralization. Results obtained from drilling R4 Deep, Francisca and Catalina continues to expand the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

South America Exploration

        In the third quarter of 2006, the Company continued to advance its exploration activities on new properties in Chile and Argentina. Most of this work was conducted on the new El Aguila property in eastern Santa Cruz, Argentina as planned. Work on the second new property – Costa – will commence in the fourth quarter with the onset of spring weather conditions. Work at El Aguila has identified new gold and silver targets and plans are being made to conduct detailed sampling with trenching on them in the fourth quarter.

Tanzania (Africa)

        In the third quarter of 2006, the Company continued exploration on several of its properties in the Lake Victoria Goldfields District of northern Tanzania, the majority of which was devoted to its Geita 2 and Saragurwa concessions. The rotary air blast drill program, which commenced in the second quarter on Geita 2, was completed in the third quarter. A total of over 13,400 meters of short, rotary drill holes was completed. Analytical results are continuing to be received and interpreted and a program of core drilling is under review for a potential start-up in the fourth quarter to test gold anomalies identified thus far. The airborne geophysical survey over Saragurwa and Bunda was completed as planned this quarter.

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. The updated feasibility study estimates the capital cost of the project to be approximately $135 million, and the annual production to be approximately 6-8 million ounces of silver over a mine life of approximately 14 years.

        During the second quarter of 2005, the government of Bolivia experienced political unrest which resulted in the resignation of that country’s President and the appointment of a temporary President. In December 2005, an election was held which resulted in a new president, without the necessity of a runoff election, as well as changes in numerous other levels of government. As a result, the Company is continuing the development of the project but has extended the construction period until it has been determined that the recent election has mitigated the political uncertainty. During the first nine months of 2006, construction work activity has increased and included the construction of access roads to and around the site, rough cut grading of the mill site, and diversion channels around the mill site, preparation of an ore stockpile area. In addition, the Company has begun construction of the mine’s $29 million tailings facility. The Company is proceeding with engineering and procurement activities.

        During the nine months ended September 30, 2006, Coeur expended approximately $7.6 million and plans to incur additional engineering, procurement and construction costs of approximately $60.3 million in 2006, assuming a full-scale construction schedule is implemented during the year. The Company is aiming to complete construction activities toward the end of 2007.

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

        During the fourth quarter of 2004, the U.S. Forest Service (“USFS”) issued its Record of Decision (“ROD”) for the Final Supplemental Environmental Impact Statement (“FSEIS”). On June 28, 2005, the Company received the Environmental Protection Agency’s (“EPA”) National Pollution Discharge Elimination System (“NPDES”) Permit. In addition, the Company received the U.S. Army Corps of Engineers (“Corps of Engineers”) 404 Wetlands Permit, which authorized the construction of a Lower Slate Lake tailings facility, millsite road improvements and a Slate Creek Cove dock facility. All permits were reviewed for consistency by both the Alaska Coastal Management and Department of Governmental Coordination, which issued its final ACMP permit certification.

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the Corps of Engineers and the USFS seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiff’s challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (Circuit Court) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties have filed their briefs in the Circuit Court and will participate in an oral argument in December 2006. There is no indication of when the Circuit Court may rule on the merits on appeal.

        The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction. The Company is continuing to move forward with all construction activities at the mine not related to the temporarily enjoined lake tailings facility area activities.

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

        Total expenditures by the Company at the Kensington property in the nine months ended September 30, 2006 were $86.6 million. Such expenditures were used to continue the permitting and development activities. The Company plans to incur additional construction cost of approximately $16.6 million during the remainder of 2006.

        The Company recommenced an underground core drilling program at Kensington this year in a continuation of the program conducted in the second half of 2005. In the third quarter of 2006, over 1,400 meters (4,600 feet) of core drilling was conducted from underground positions at Kensington for a year-to date total of over 9,800 meters (32,200 feet). The data from this program, designed to expand the project’s mineralized material inventory and proven and probable reserves through conversion of mineralized material to ore reserves, is under review. In addition, the planned surface drilling program, at the Company’s Jualin property, commenced in the third quarter of 2006 with nearly 1,300 meters completed (4,200 feet).

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

Revenue Recognition. Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

        At September 30, 2006, the Company had outstanding provisionally priced sales of $48.8 million consisting of 3.3 million ounces of silver and 15,558 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,500; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $15,600.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the periods ended September 30, 2006 and 2005.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $64.6 million as of September 30, 2006. Of this amount, $28.2 million is reported as a current asset and $36.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.1 million	12,740	25,481	38,221
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 0.90	$ 1.57	$ 2.09	$ 0.38	$ 0.73	$ 1.03
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.25	$ 3.12	$ 6.20	$ 0.44	$ 0.94	$ 1.53

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

        Sales of metal from continuing operations in the third quarter of 2006 increased by $11.3 million, or 29%, from the third quarter of 2005 to $50.6 million. The increase in sales of metal is attributable to increased metals prices realized, partially offset by decreased ounces of silver and gold sold during the third quarter of 2006 as compared to the same period in 2005. In the third quarter of 2006, the Company sold 3.0 million ounces of silver and 26,595 ounces of gold compared to 3.2 million ounces of silver and 38,303 ounces of gold for the same period in 2005. Realized silver and gold prices were $11.55 and $634 per ounce, respectively, in the third quarter of 2006 compared to $7.29 and $452 in the comparable quarter of 2005.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the third quarter of 2006, by-product revenues totaled $15.8 million compared to $17.2 million for the same period of 2005.

        The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the third quarter of 2006, the Company’s continuing operations produced a total of 3,339,481 ounces of silver and 29,934 ounces of gold, compared to 3,325,271 ounces of silver and 38,906 ounces of gold in the third quarter of 2005. The increase in silver production is primarily due to increased silver production at the Martha mine and the silver production from the Broken Hill mine in which the Company acquired certain silver production and reserves on September 8, 2005, offset by lower silver production from the Rochester, Cerro Bayo and Endeavor Mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the third quarter of 2006 decreased by $2.5 million, or 10%, from the third quarter of 2005 to $21.9 million. The decrease in the third quarter of 2006 is primarily due to the decreased quantity of silver and gold sold during the quarter, offset by higher production costs associated with the Broken Hill mine in which the Company acquired certain silver production and reserves on September 8, 2005.

        Depreciation and depletion increased by $2.2 million, or 50%, in the third quarter of 2006 compared to the prior year’s third quarter, primarily due to the increase in depletion associated with the newly acquired Broken Hill mine.

        Administrative and general expenses decreased by $0.3 million in the third quarter of 2006 compared to the same period in 2005 and is primarily due to lower general corporate services.

        Exploration expenses in the third quarter of 2006 remained consistent with the same period in 2005.

        Litigation settlement expenses increased by $0.9 million from the third quarter of 2005 due to the commencement of the net smelter return royalty related to the Federal Natural Resources settlement decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay a net smelter royalty on all of its domestic and foreign operations until May 14, 2021, or earlier once the cumulative amount of $3.0 million has been paid.

Other Income and Expenses

        Interest and other income in the third quarter of 2006 increased by $3.6 million to $5.6 million compared with the third quarter of 2005. The increase was primarily due to increased interest income from short-term investments due to higher levels of invested cash and short-term investments on hand and higher interest rates.

        Interest expense was $0.2 million in the third quarter of 2006 compared to $0.7 million in the third quarter of 2005. The decrease in interest expense is related to the higher capitalized interest associated with higher capital expenditures at the Kensington and San Bartolome projects compared to the same period in 2005.

Income Taxes

        For the three months ended September 30, 2006, the Company reported a net income tax provision of approximately $1.7 million. The income tax provision was comprised of $2.4 million in current taxes payable in Argentina, Australia and the United States, and an additional $0.1 million provision for foreign tax withholding for a total current provision of $2.5 million. The Company recorded a $1.4 million deferred tax benefit at CDE Cerro Bayo Ltd., and a $0.6 million deferred tax provision at Coeur Argentina and CDE Australia, based upon actual results of operations, increased proven and probable reserves and revised projected future taxable income.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the three month period ended September 30, 2006 and 2005. The Company recognized a loss of $27,000 on the sale in the third quarter ended September 30, 2006, representing an adjustment of the post-closing working capital amount.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Sales of metal	$--	$3,418
Production costs applicable to sales	--	(3,796)
Depreciation and depletion	--	(493)
Mining exploration	--	(361)
Other	--	(37)

Income (loss) from discontinued operations	$--	$(1,269)
Loss on sale of net assets of discontinued operations	(27)	--

Net income (loss) for discontinued operations	$(27)	$(1,269)

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

        Sales of metal from continuing operations in the nine months ended September 30, 2006 increased by $44.5 million, or 42%, over the same period of 2005 to $149.5 million. The increase in product sales of metal is attributable to an increase in the realized prices for both silver and gold and an increase in the ounces of silver sold. In the nine months ended September 30, 2006, the Company sold 9.1 million ounces of silver and 81,486 ounces of gold compared to 8.7 million ounces of silver and 107,516 ounces of gold for the same period in 2005. Realized silver and gold prices were $11.73 and $625 per ounce, respectively, in the nine months ended September 30, 2006 compared to $7.13 and $436 in the comparable period of 2005.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the nine months ended September 30, 2006, by-product revenues totaled $47.9 million compared to $43.4 million for the same period of 2005. The increase in by-product revenues is primarily due to an increase in the realized prices for gold. The Company believes, based on its best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the nine months ended September 30, 2006, the Company’s continuing operations produced a total of 9,373,729 ounces of silver and 84,554 ounces of gold, compared to 8,064,637 ounces of silver and 98,484 ounces of gold in the same period of 2005. The increase in silver production is primarily due to the silver production from the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the nine months ended September 30, 2006 increased by $3.0 million, or 5%, from the same period of 2005 to $63.6 million. The increase in the nine months ended September 30, 2006 is primarily due to production costs associated with the Endeavor and Broken Hill mines in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

        Depreciation and depletion increased by $7.0 million, or 54%, for the first nine months of 2006 compared to the first nine months of 2005 primarily due to the increase in depletion associated with the newly acquired Endeavor and Broken Hill mines.

        Administrative and general expenses decreased by $1.4 million, or 9%, in the nine months ended September 30, 2006 compared to the same period in 2005 due to lower general corporate services and outside audit services related to financial reporting compliance activities.

        Exploration expenses decreased by $1.7 million in the nine months ended September 30, 2006 compared to the same period in 2005 as a result of lower exploration activity in 2006 compared to 2005.

        Pre-development expenses decreased $6.1 million from the nine months ended September 30, 2005 due to the classification of the Kensington project as a development-stage property in the third quarter of 2005.

        Litigation settlement expenses decreased by $0.3 million in the first nine months of 2006 to $1.3 million. During 2006, the Company commenced payments pursuant to the Federal Natural Resource settlement decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay a net smelter royalty on all of its domestic and foreign operations until the earlier of May 14, 2021 or once the cumulative amount of $3.0 million has been paid. During the 2005 period, the Company recorded an unrelated legal settlement of $1.6 million.

Other Income and Expenses

        Interest and other income in the nine months ended September 30, 2006 increased by $7.6 million to $12.9 million compared with the same period of 2005. The increase was primarily due to increased interest income from short-term investments due to higher levels of invested cash and short-term investments on hand and higher interest rates.

        Interest expense was $1.1 million in the nine months ended September 30, 2006 compared to $1.9 million in the nine months ended September 30, 2005. The decrease in interest expense is related to higher capitalized interest associated with higher capital expenditures at the Kensington and San Bartolome projects as compared to 2005.

Income Taxes

        For the nine months ended September 30, 2006, the Company reported a net income tax provision of approximately $4.2 million. The income tax provision is comprised of $7.6 million in current taxes payable in Argentina, Australia and the United States, and an additional $0.6 million provision for foreign tax withholding for a total current provision of $8.2 million. The Company recorded a $3.9 million and $0.3 million deferred tax benefit at CDE Cerro Bayo Ltd. and Coeur Argentina, respectively, that was generated by actual results of operations and the release of approximately $5.0 million of valuation allowance on net operating loss carryforwards due to increased proven and probable reserves and revised projected future taxable income at CDE Cerro Bayo Ltd. The Company’s $4.2 million of deferred tax benefit was reduced by a $0.2 million deferred tax provision at CDE Australia.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the nine month period ended September 30, 2006 and 2005. The Company recognized a gain of approximately $11.1 million on the sale in the nine months ended September 30, 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Sales of metal	$11,223	$12,522
Production costs applicable to sales	(8,233)	(12,431)
Depreciation and depletion	(681)	(1,506)
Mining exploration	(279)	(1,220)
Other	(61)	(167)

Income (loss) from discontinued operations	$1,969	$(2,802)
Gain on sale of net assets of discontinued operations	11,132	--

Net income (loss) for discontinued operations	$13,101	$(2,802)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at September 30, 2006, increased by $113.7 million to approximately $396.7 million compared to $283.0 million at December 31, 2005. The increase in working capital was primarily attributed to the net proceeds of $146.2 million related to the public sale of common stock on March 22, 2006. The ratio of current assets to current liabilities was 8.6 to 1 at September 30, 2006, compared to 7.2 to 1 at December 31, 2005.

        Net cash provided by operating activities in the third quarter of 2006 was $20.8 million compared to net cash provided by operating activities of $3.9 million in the third quarter of 2005. The increase of $16.9 million in cash flow from operations is primarily due to increases in net income and changes in operating assets and liabilities. Net cash used in investing activities in the third quarter of 2006 was $40.0 million compared to net cash used in investing activities of $56.8 million in the prior year’s comparable period. The decrease of $16.8 million in cash used in investing activities is primarily due to the acquisition on September 8, 2005 of certain silver production and reserves of the Broken Hill mine, which totaled $36.0 million. Net cash used in financing activities was $0.2 million in the third quarter of 2006, compared to an increase in cash flow related to the issuance of common stock of $35.7 million in the third quarter of 2005. As a result of the above, cash and cash equivalents decreased by $19.3 million in the third quarter of 2006 compared to a decrease of $17.2 million for the comparable period in 2005.

        Net cash provided by operating activities in the nine months ended September 30, 2006 was $70.0 million compared to net cash used in operating activities of $7.8 million in the nine months ended September 30, 2005. The increase of $77.8 million in cash flow from operations is primarily due to increases in net income. Net cash used in investing activities in the first nine months of 2006 was $75.8 million compared to net cash used in investing activities of $84.3 million in the prior year’s comparable period. The decrease of $8.5 million in cash used in investing activities is due to the acquisition of the silver production and reserves of the Endeavor and Broken Hill mines on May 23, 2005 and September 8, 2005, respectively, which totaled $51.1 million. Net cash provided by financing activities was $145.3 million in the first nine months of 2006, compared to $35.0 million in the first nine months of 2005. The increase was primarily due to the sale of 27.6 million shares of common stock during the first quarter of 2006. As a result of the above, cash and cash equivalents increased by $139.4 million in the first nine months of 2006 compared to a decrease of $57.0 million for the comparable period in 2005.

Debt and Capital Resources

        At September 30, 2006, the Company had $365.2 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $82.8 million will be spent during the remainder of 2006 on capital expenditures at its operating mines and development-stage properties.

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

Litigation and Other Events

Federal Natural Resources Action

          On March 22, 1996, an action was filed in the United States District Court for the District of Idaho by the United States against various defendants, including the Company, asserting claims under CERCLA and the Clean Water Act for alleged damages to federal natural resources in the Coeur d’Alene River Basin of Northern Idaho. The damages are claimed to result from alleged releases of hazardous substances from mining activities conducted in the area since the late 1800’s.

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay net smelter return royalties on all of its domestic and foreign operating properties, up to a cumulative total of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce net smelter royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and will expire on May 14, 2021, or earlier once the cumulative amount has been paid. During the three and nine months ended September 30, 2006, $0.9 million and $1.3 million, respectively, of royalty expense was incurred in connection with this settlement and recorded as a litigation settlement in the consolidated statement of operations.

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

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the CWA Section 404 and requested that the court stay the legal proceeding filed by the Plaintiffs pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit.

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. were granted Defendant-Intervenor status and joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties have filed their briefs in the Circuit Court and will participate in an oral argument in December 2006. There is no indication of when the Circuit Court may rule on the merits on appeal.

        The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction. The Company cannot predict when the court will rule on the merits on appeal in the Circuit Court or the impact upon the project. The Company plans to continue to move forward with all construction activities at the mine not related to the temporarily enjoined lake tailings facility area activities.

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

        The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the market price of the metal falls short of the contract price. The Company has historically sold silver and gold produced by our mines pursuant to forward contracts and at spot prices prevailing at the time of sale. Since 1999, the Company has not engaged in any silver hedging activities and is currently not engaged in any gold hedging activities.

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

        At September 30, 2006, the Company had outstanding provisionally priced sales of $48.8 million, consisting of 3.3 million ounces of silver and 15,558 ounces of gold, which had a fair value of approximately $48.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,500; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $15,600.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During the first quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 521 pesos to each U.S. dollar. At September 30, 2006, the Company had foreign exchange contracts of $4.8 million in U.S. dollars. For the nine months ended September 30, 2006, the Company recorded a realized loss of approximately $0.3 million in connection with its foreign currency hedging program. As of September 30, 2006, the fair value of the foreign exchange contracts was a liability of $0.3 million.

        All of the Company’s long-term debt at September 30, 2006, is fixed-rate based. The fair value of the Company’s long-term debt at September 30, 2006 was $166.5 million. The fair value was estimated based upon bond market closing prices at September 30, 2006.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2006, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

        Reference is made to the disclosure in the fourth paragraph under “NOTE N – LITIGATION AND OTHER EVENTS – Federal District Court of Alaska Permit Challenge” to the consolidated financial statements set forth under Item 1 above, of the granting by the Ninth Circuit Court of Appeals on August 24, 2006 of a temporary injunction relating to the challenge of the Kensington mine Section 404 permit.

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

        As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $3.1 million in 2001, $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings have been sufficient to cover fixed charges subsequent to 2004. As of September 30, 2006, we are required to make fixed payments on $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $396.7 million at September 30, 2006. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $29.9 million in 2001, $8.5 million in 2002, $5.1 million in 2003, $18.6 million in 2004 and $6.7 million in 2005. During the first nine months of 2006, we generated $70.0 million of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market price of silver (Handy & Harman) and gold (London Final) on November 3, 2006 was $12.58 and $623 per ounce, respectively. The price of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $64.6 million as of September 30, 2006. Of this amount, $28.2 million is reported as a current asset and $36.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.1 million	12,740	25,481	38,221
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 0.90	$ 1.57	$ 2.09	$ 0.38	$ 0.73	$ 1.03
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.25	$ 3.12	$ 6.20	$ 0.44	$ 0.94	$ 1.53

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

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Corps of Engineers and the U.S. Forest Service seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by the Southeast Alaska Conservation Council (SEACC) and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit which was then re-instated on March 29, 2006. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. That motion was granted on April 25, 2006 and the Company has joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties have filed their briefs in the Circuit Court and will participate in an oral argument in December 2006. There is no indication of when the Circuit Court may rule on the merits on appeal and the Company is unable to predict the outcome of this litigation or its impact on the project.

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of September 30, 2006, unions represented approximately 42% of our worldwide workforce. On that date, the Company had 364 employees at its Cerro Bayo mine and 74 employees at its Martha mine which are working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

Item 6. Exhibits

a)	Exhibits.

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO (18 U.S.C. Section 1350)
32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated November 3, 2006	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated November 3, 2006	/s/ James A. Sabala
JAMES A SABALA
Executive Vice President and
Chief Financial Officer