Form 10-K
period 2006-12-31
COEUR D ALENE MINES CORP
filed 2007-02-22
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to

Commission File Number 1-8641

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
505 Front Ave., P. O. Box “I”
Coeur d’Alene, Idaho	83816
(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange/Toronto Stock Exchange
1 1/4% Convertible Senior Notes due January 15, 2024	New York Stock Exchange

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

Yes    X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |X|         Accelerated filer |_|        Non-accelerated filer |_|

        Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,331,909,168

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 16, 2007.

278,030,619 shares of Common Stock, Par Value $1.00

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules
SIGNATURES

PART I

Item 1. Business

INTRODUCTION

        Coeur d’Alene Mines Corporation is a large primary silver producer located in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada and Alaska) South America (Chile, Argentina and Bolivia), Australia (New South Wales) and Africa (Tanzania). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.”

OVERVIEW OF MINING PROPERTIES AND INTERESTS

        The Company’s most significant operating and development-stage mining properties and interests are:

•	The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada and is 100% owned and operated by Coeur. It is one of the largest primary silver mines in the United States. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003.

•	Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 205 square mile property package.

•	Coeur owns 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the underground high-grade silver Martha mine located in Santa Cruz, Argentina, approximately 270 miles southeast of the Cerro Bayo mine. Mining operations commenced at the Martha mine in June 2002. The Company carries on an active exploration program at its Martha mine and on its other land in Santa Cruz which totals over 600 square miles.

•	The Company acquired, in May 2005, all of the silver production and reserves, up to 20.0 million payable ounces, contained at the Endeavor mine in Australia which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for up to $39.1 million. The Endeavor mine is an underground zinc/lead/silver mine located in New South Wales, Australia which has been in production since 1983.

•	The Company acquired, in September 2005, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.7 million. The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine.

•	Coeur owns 100% of Empresa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolome project, which is an open pit silver mine in Bolivia where an updated feasibility study was completed in 2004 and construction activities have commenced. The Company expects commercial production from the San Bartolome project to commence in early 2008.

•	The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is a development-stage gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit has been filed in Federal Appellate Court challenging a certain permit necessary for construction of a required tailings facility. The Company is currently conducting construction activities not impacted by the temporary injunction pending appeal. The Company believes production could commence in late 2007, subject to successful and timely resolution of the permitting challenge and pending litigation described above. On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the Corps of Engineers and the U.S. Forest Service (“USFS”) seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (Circuit Court) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. On October 13, 2006, the parties filed their briefs in the Circuit Court and subsequently participated in an oral argument on December 4, 2006. There is no indication of when the Circuit Court may rule on the merits on appeal.

        Coeur also has interests in other properties which are subject to silver or gold exploration activities upon which no mineable ore reserves have yet been delineated.

EXPLORATION STAGE MINING PROPERTIES

        The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia and Tanzania. In keeping with its overall efforts to focus its resources, the Company conducted the majority of its exploration activities during 2006 on or near existing properties where infrastructure and production facilities are already in place. During 2007, the Company expects to invest approximately $15.3 million in exploration and reserve development.

BUSINESS STRATEGY

        The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to continue as one of the world’s leading primary silver production companies through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, mineral interests, exploration and/or development properties with a goal of reducing the Company’s overall cash and total costs per ounce of silver produced, providing immediate positive cash flow return and expanding its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries and evaluate new opportunities to expand its production through acquisitions and exploration.

SOURCES OF REVENUE

        The Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines operated by others, constituted the Company’s principal sources of mining revenues in 2006. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years:

Mine/Company	Coeur Percentage Ownership at December 31, 2006	Percentage of Total Revenues(2) for the Years Ended December 31,
		2006	2005	2004	2003	2002
Rochester Mine	100%	47%	45%	59%	48%	78%
Cerro Bayo Mine	100	23	38	32	43	17
Martha Mine	100	16	13	9	9	5
Endeavor Mine(1)	100	3	1	--	--	--
Broken Hill Mine(1)	100	11	3	--	--	--

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver reserves. Other constituent metals are owned by another non-affiliated entity.

(2)	On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). The Company’s interest in the Galena mine was 100% prior to the sale. Revenues from the Galena mine are reflected in Discontinued Operations.

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

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a US dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors US Generally Accepted Accounting Principles (“GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note Q – Segment Information in the Notes to the Company’s Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

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

“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below).

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

“Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution, where appropriate, has been factored into the estimation of probable reserves.

“Proven Reserve” is a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution, where appropriate, has been factored into the estimation of proven reserves.

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

        We incurred net losses in the five years prior to 2005 and had losses from continuing operations in each of those prior periods. Factors that significantly contributed to our losses were:

•	historically low gold and silver market prices during those years;

•	our deliberate pursuit of a growth policy prior to 2003 calling for the acquisition of mining properties and companies and financing such growth principally by incurring convertible indebtedness which had a high coupon rate, thereby resulting in an interest expense of $21.9 million in 2002, $12.9 million in 2003 and $2.8 million in 2004;

•	write-offs for impaired assets and other holding costs in 2002 of $19.0 million; and

•	losses on the early retirement of debt of $19.1 million in 2002, and $41.6 million in 2003.

        If silver and gold prices decline and we are unable to reduce our production costs, our losses may resume. If lower silver and gold prices make mining at our properties uneconomical, we may be required to recognize impairment write-downs, which would increase our operating losses and negatively impact our results of operations.

We may be required to incur additional indebtedness to fund our capital expenditures.

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and in 2005 we commenced construction at Kensington project. Construction of both projects could require a total capital investment of approximately $398.0 million of which approximately $196.4 million will be required in future periods. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

Prior to 2005, we did not have sufficient earnings to cover fixed charges, which deficiency could occur in future periods.

        As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings have been sufficient to cover fixed charges subsequent to 2004. We are required to make fixed payments on the $180 million principal amount of our 1¼% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $383.1 million at December 31, 2006. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During the years ended December 31, 2006 and 2005, we generated $91.2 million and $6.7 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on February 16, 2006 were $13.96 and $665 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

        If the prices of silver and gold are depressed for a sustained period and our net losses resume, we may be forced to suspend mining at one or more of our properties until the prices increase, and to record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would adversely affect our results of operations.

We may have to record additional write-downs, which could negatively impact our results of operations.

        Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.

        If silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may be required to recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if liability reserves have to be increased in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

        The Kensington property has been the subject of litigation involving a permit required to complete construction of a required tailings facility. On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. On October 13, 2006, the parties filed their briefs in the Circuit Court and subsequently participated in an oral argument on December 4, 2006. There is no indication of when the Circuit Court may rule on the merits on appeal. The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction.

        This litigation has contributed to an increase in capital costs. While the Company believes it will ultimately prevail in the defense of the awarded permits, in the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that an adverse legal decision could render the project uneconomic and an asset writedown would be necessary. As a result of the increase in capital and operating costs at the Kensington project, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $510 per ounce. As of December 31, 2006, the Kensington project has a carrying value of $206 million.

Our revenues and income (or loss) from our interest in the Endeavor and Broken Hill mines are dependent in part upon the performance of the operators of the mine.

        In May and September 2005, we acquired silver production and reserves at the Endeavor and Broken Hill mines in Australia, respectively. These mines are owned and operated by other mining companies. The Company’s revenues and income (or loss) from its interest in the silver production at these mines are dependent in part upon the performance of those operators and such mines.

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

        We based our ore reserve determinations as of December 31, 2006 on a long-term silver price average of $8.00 per ounce, with the exception of the San Bartolome mine which used $6.00 per ounce, the Endeavor mine which uses $10.00 per ounce and the Broken Hill mine which uses $10.12 per ounce of silver, and a long-term gold price average of $475 per ounce for all properties with the exception of the Kensington property which used a gold price of $550 per ounce. On February 16, 2007 silver and gold prices were $13.96 per ounce and $665 per ounce, respectively.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $66.7 million as of December 31, 2006. Of this amount, $31.3 million is reported as a current asset and $35.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        When we began leach operations in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery three times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 2003, we increased our estimated recoveries for silver and gold, respectively, to between 59% and 61.5%, depending on the area being leached for silver, and 93% for gold. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be recovered.

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.1 million	12,900	25,800	38,700
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery rates	$1.06	$1.83	$2.43	$0.42	$0.79	$1.13
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery rates	$1.51	$3.87	$8.03	$0.48	$1.03	$1.66

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

        Our ability to sustain or increase our present production levels depends in part on successful exploration and development of new ore bodies and/or expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

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

        The Company currently markets its silver and gold concentrates to third party smelters in Mexico, Japan and Australia. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations and our financial results.

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

        Our mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to our business. Although these laws and regulations have never required us to close any mine, the costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties. Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. Although we believe we are in substantial compliance with applicable laws and regulations, we cannot assure you that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.

        Some of our mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (EPA) regulations governing hazardous waste under the Resource Conservation and Recovery Act (RCRA). If the EPA designates these wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements are also imposed upon our tailings and waste disposal areas in Alaska under the federal Clean Water Act (CWA) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska. Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on our operations.

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

        On September 12, 2005 three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Corps of Engineers and the U.S. Forest Service seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the Clean Water Act (CWA) Section 404 and requested that the court stay the legal proceeding filed by the Southeast Alaska Conservation Council (SEACC) and the other environmental groups pending the outcome of review. On November 12, 2005, the Federal District Court in Alaska granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit which was then re-instated on March 29, 2006. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska, Inc. filed its Answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. That motion was granted on April 25, 2006 and the Company has joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. On October 13, 2006, the parties filed their briefs in the Circuit Court and oral argument was heard on December 4, 2006. There is no indication of when the Circuit Court may rule on the merits on appeal and the Company is unable to predict the outcome of this litigation or its impact on the project.

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2006, unions represented approximately 20% of our worldwide workforce. On that date, the Company had 117 employees at its Cerro Bayo mine and 66 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.

        Chile, Argentina, Bolivia and Australia are the most significant foreign countries in which we directly or indirectly own or operate mining properties or developmental projects. We also conduct exploratory projects in these countries. Argentina and Bolivia, while currently economically and politically stable, have experienced political instability, provincial government pressures on mining operations, currency value fluctuations and changes in banking regulations in recent years. Property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation. It is uncertain at this time how new policies may affect mining in the country. Any foreign operations or investment may also be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of particular countries as well as laws and policies of the United States affecting foreign trade investment and taxation. We may enter into agreements which require us to purchase currencies of foreign countries in which we do business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, we will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which we have significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact our foreign operations and our business as a whole.

Any of our future acquisitions may result in significant risks, which may adversely affect our business.

        An important element of our business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We intend to seek shareholder approval for any such acquisitions to the extent required by applicable law, regulations or stock exchange rules. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

        Because mines have limited lives based on proven and probable ore reserves, we are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our revenues from the sale of silver and gold may decline, resulting in lower income and reduced growth.

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

        Production at the Rochester mine in 2006 was approximately 5.1 million ounces of silver and 71,900 ounces of gold, compared to 5.7 million ounces of silver and 70,298 ounces of gold in 2005. Cash costs per ounce of silver decreased by 42% to $2.80 per ounce in 2006, compared to $4.82 per ounce in 2005, primarily due to increased byproduct credits.

        The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. Approximately 34,800 tons of ore and waste per day were mined in 2006, compared to 47,300 tons per day in 2005. The average ore to waste strip ratio for the remaining life of the mine will vary based primarily on future gold and silver prices; however, it is anticipated to be less than 1:1. The Company expects to complete mining of the existing ore reserves near the middle of 2007. While mining operations will be discontinued, it is expected that metal production will continue as a result of residual leaching until approximately 2011.

        Ore is crushed and transported by conveyor to a loadout facility where it is transferred to 150-ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores are hauled directly, as run-of-mine, by 100-ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution as doré. The doré is transported to a refinery for final processing after which the silver and gold is sold on established markets through third party broker dealers. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted with open pit methods. Power is provided to the mine and processing facility from the public grid servicing the local communities.

        Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be recovered. A significant proportion of metal recovery occurs after mining is completed.

        At the Nevada Packard satellite deposit, located south of the Rochester deposit, the Company commenced mining of silver in the first quarter of 2003. Mining at Nevada Packard is expected to be completed in mid-2007.

        The Company’s capital expenditures at the Rochester Mine totaled approximately $1.2 million in 2006. The Company plans capital expenditures at the Rochester Mine of $0.3 million in 2007.

        Asarco Incorporated (“Asarco”), the prior owner, had a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $21.34 per ounce up to maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2006.

        Silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, argentian tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets with variable but lesser amounts of pyrite.

Year-end Proven and Probable Ore Reserves- Rochester Mine
(includes Nevada Packard)

	2006	2005	2004
	(1,3,4,5,6)	(1,3,4,5,6)
Tons (000’s)	3,720	10,168	23,998
Ounces of silver per ton	0.66	0.86	0.86
Contained ounces of silver (000’s)	2,436	8,765	20,731
Ounces of gold per ton	0.007	0.011	0.009
Contained ounces of gold	26,400	112,650	213,000

Year-end Mineralized Material

	2006	2005	2004
Tons (000’s)	15,235	15,646	35,064
Ounces of silver per ton	0.94	1.03	0.86
Ounces of gold per ton	0.007	0.010	0.005

Operating Data

	2006	2005	2004
	(2)
Production
Tons ore mined (000’s)	9,804	9,023	10,751
Tons crushed/leached (000’s)	10,399	9,327	8,976
Ore grade silver (oz./ton)	0.74	0.91	0.74
Ore grade gold (oz./ton)	0.010	0.010	0.009
Recovery/Ag oz (4)	65.9%	67.5%	61.5%
Recovery/Au oz (4)	68.9%	76.2%	64.2%
Silver produced (oz.)	5,113,504	5,720,489	5,669,074
Gold produced (oz.)	71,891	70,298	69,456
Cost per Ounce of Silver
Cash costs (2)	$2.80	$4.82	$3.93
Non-cash costs	3.04	1.84	1.73

Total production costs	$5.84	$6.66	$5.66

(1)	Metal prices used in calculating proven and probable reserves were $8.00 per ounce of silver and $475 per ounce of gold in 2006.

(2)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are open pit minable reserves and include no additional factors for mining dilution or recovery.

(4)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Ore reserves are defined by a drill grid of at least 65 feet by 140 feet for proven and at least 100 feet by 200 feet for probable and may include open pit mine production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves, the number of composites must be at least 4 at Rochester and 20 at Nevada Packard with a maximum search distance of 75 feet. For probable reserves, the number of composites must be at least 4 at Rochester and 5 at Nevada Packard with a maximum search distance of 150 feet for Rochester and 120 feet at Nevada Packard. Mineralized material is similarly classified.

South America

        Chile – Cerro Bayo Mine

        The Cerro Bayo District covers about 205 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and approximately 17 miles west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The mineral rights for the Cerro Bayo property are fully-owned by Compania Minera Cerro Bayo Ltd., a wholly-owned subsidiary of the Company, encompassing a continuous block of 57,095 acres of mining claims. An additional 11,613 acres of exploration concessions are owned by the Company. These concessions and separate surface use agreements from private owners, cover the reserves of the property as well as the necessary rights to permit mining.

        The Company acquired the property in 1990 from Freeport Chilean Exploration Company. No mining or processing was conducted by the prior owner. Initial mining and processing commenced by the Company in 1995 at the Laguna Verde area in the western portion of the holdings. Mining and processing temporarily ceased in late 2000 then recommenced in 2002 at the Cerro Bayo area on the east. The entire holdings and infrastructure are now referred to as Cerro Bayo district. Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo zone on the east side of its holdings, commenced in November 2001. Additional mineralized high-grade gold and silver vein systems were discovered since then from surface and underground exploration.

        Production at the Cerro Bayo mine in 2006 was approximately 2.3 million ounces of silver and 40,923 ounces of gold compared to 2.9 million ounces of silver and 61,058 ounces of gold in 2005. Cash costs per ounce of silver produced increased to $3.04 in 2006 from $0.54 in 2005 primarily due to increased production costs and lower production levels.

        The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. During 2006, the concentrate processed at this mill was sold to third-party smelters, primarily in Japan and Mexico. The mill has a design capacity of 1,650 tons per day. During 2006, the Company experienced recovery rates of approximately 94.7% for silver and 92.9% for gold. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted utilizing underground methods. Total capital expenditures at the Cerro Bayo property in 2006 were $7.6 million and the Company plans approximately $11.1 million of additional capital expenditures there in 2007.

        During 2006, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2006, we spent approximately $5.3 million on exploration and mine development for new gold and silver mineralization and reserve definition and completed nearly 232,000 feet of core drilling. The Company plans to continue its extensive exploration and mine development programs in the district in 2007 with a budget of $4.7 million for this work.

        Silver and gold mineralization is hosted in epithermal quartz veins and veinlets and lesser amounts of stockworks and breccias within generally sub-horizontal volcanic rocks of the Ibanez Formation. Veins and veinlets occur in sub-parallel clusters largely trending north-northwest and dipping steeply to the west and east. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite and electrum (a naturally-occurring gold and silver alloy). Numerous epithermal veins located within the 205 square mile property package in the Cerro Bayo district offer exploration and development opportunities for us. To date, we have discovered over 100 veins, the majority of which are located within nine miles of our existing ore processing facilities. During 2006, exploration continued to focus on the Marcela Sur and Cascada veins. Marcela Sur, situated about 1,000 meters west of the current mining operations in main Cero Bayo zone, was discovered beneath 50 to 70 meters of post-mineral gravels. Cascada lies south of the Cerro Bayo mining operations.

Year-end Proven and Probable Ore Reserves - Cerro Bayo Mine

	2006	2005	2004
	(1,3,4,5,6,7)
Tons (000’s)	634	935	862
Ounces of silver per ton	9.69	8.00	7.09
Contained ounces of silver (000’s)	6,144	7,476	6,109
Ounces of gold per ton	0.19	0.14	0.13
Contained ounces of gold	122,000	131,600	115,900

Year-end Mineralized Material

	2006	2005	2004
Tons (000’s)	2,509	4,113	3,829
Ounces of silver per ton	8.23	6.19	4.29
Ounces of gold per ton	0.15	0.10	0.13

Operating Data

	2006	2005	2004
	(2)
Production
Tons ore milled	428,346	403,695	456,941
Ore grade silver (oz./ton)	5.76	7.52	7.51
Ore grade gold (oz./ton)	0.103	0.163	0.137
Recovery silver (%)	94.5	94.7	94.2
Recovery gold (%)	93.0	92.8	91.8
Silver produced (oz.)	2,331,060	2,875,047	3,235,192
Gold produced (oz.)	40,923	61,058	57,558
Cash costs (2)	$3.04	$0.54	$1.01
Non-cash costs	2.42	1.76	1.42

Total production costs	$5.46	$2.30	$2.43

(1)	Metal prices used to calculate proven and probable reserves were $8.00/ounce of Ag and $475/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are minable reserves within underground mine designs and include factors for mining dilution and recovery.

(4)	Underground mine reserves include dilution of 5% to 25% at zero grade. Mining recovery averages between 90% to 95% for underground reserves.

(5)	Metallurgical recovery factors of 93.8% and 91.6% should be applied to the in-place silver and gold reserves ounces, respectively.

(6)	Reserve estimates were prepared by the Company’s technical staff.

(7)	Proven and probable reserves are defined by a drill spacing of no more than 35 meters and may include underground production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves the number of composites must be at least 1 with a maximum search distance of generally 15 meters. For probable, the number of composites must be at least 2 with a maximum search distance of generally 35 meters. Mineralized material is similarly classified.

Argentina – Martha Mine

        The Martha Mine, owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, is located in the Santa Cruz Province of southern Argentina. Access to the mine is provided by all-weather gravel roads 30 miles northeast of the town of Gubernador Gregores and approximately 270 miles southeast of Cerro Bayo.

        The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L., encompassing a continuous block of 137,978 acres of exploration claims, 83,813 acres of discovery claims, and 351 acres of exploitation claims. The concessions cover the reserves of the property as well as the necessary rights to permit mining. The property and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Power is provided by Company-owned diesel generators.

        The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001. The Company is obligated to pay a 2% net smelter royalty on silver and gold production to Royal Gold Corporation.

        We transport ore mined utilizing underground methods at the Martha Mine by truck for processing at the Cerro Bayo mill, which is located 270 miles northwest of the Martha Mine. The transport costs to ship the ore to the Cerro Bayo mill from the Martha Mine have necessitated a focus on the highest grade portions of the veins discovered at the Martha Mine; however, lower grade mineralized material exists, but is not included in reserves. During 2007, the Company plans to complete a feasibility study at the Martha mine which may allow the processing of the lower-grade material.

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

        Production at the Martha mine in 2006 was approximately 2.7 million ounces of silver and 3,440 ounces of gold compared to 2.1 million ounces of silver and 2,589 ounces of gold in 2005. Cash cost per ounce of silver produced was $4.88 in 2006 compared to $4.60 in 2005.

        During 2006, we spent $3.6 million on exploration and mine development at the Martha Mine, and at our other properties in the Santa Cruz province, to discover new silver- and gold-bearing veins and define new reserves. During 2007, we expect to spend $4.7 million on exploration for the discovery of new mineralization and reserve development, across our large land holdings in the province of Santa Cruz which totals over 600 square miles. In 2006, exploration defined extensions at depth and on strike on the Martha, R4, Catalina and Francisca ore-bearing structures which were a major focus of the year’s program. In addition to the effort around the mine this year, the Company added four new exploration properties referred to as the El Aguila, Sol del Mayo, Sascha and Joaquin properties. Silver reserves at December 31, 2006 increased by 50% to 6.1 million ounces from 2005.

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

        Total capital expenditures at the Martha mine in 2006 were $2.5 million and the Company plans approximately $2.9 million of additional capital expenditures there in 2007.

Year-end Proven and Probable Ore Reserves - Martha Mine

	2006	2005	2004
	(1,3,4,5,6)
Tons (000’s)	99	67	57
Ounces of silver per ton	61.33	60.29	68.56
Contained ounces of silver (000’s)	6,084	4,054	3,930
Ounces of gold per ton	0.09	0.08	0.08
Contained ounces of gold	8,800	5,400	4,600

Year-end Mineralized Material

	2006	2005	2004
Tons (000’s)	112	134	74
Ounces of silver per ton	42.91	45.37	52.75
Ounces of gold per ton	0.05	0.05	0.06

Operating Data

	2006	2005	2004
	(2)
Production
Tons ore milled	35,843	35,293	30,276
Ore grade silver (oz./ton)	79.93	62.53	59.94
Ore grade gold (oz./ton)	0.104	0.079	0.084
Recovery silver (%)	94.7	94.9	94.2
Recovery gold (%)	92.5	92.9	91.6
Silver produced (oz.)	2,712,846	2,093,464	1,709,069
Gold produced (oz.)	3,440	2,589	2,318
Cash costs (2)	$4.88	$4.60	$4.08
Non-cash costs	0.48	0.41	0.97

Total production costs	$5.36	$5.01	$5.05

(1)	Metal prices used in calculating proven and probable reserves were $8.00/ounce of Ag and $475/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are underground minable reserves and include 10 to 25% factors for dilution at zero grade and a mining recovery of 90% to 95%.

(4)	Metallurgical recovery factors of 91.9% and 89.0% should be applied to the silver and gold reserve ounces, respectively.

(5)	Reserve estimates were prepared by the Company’s technical staff.

(6)	Proven and probable reserves are defined by a drill spacing of no more than 25 meters and may include underground production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves the number of composites must be at least 2 with a maximum search distance of generally 18 meters. For probable, the number of composites must be at least 2 with a maximum search distance of generally 25 meters. Mineralized material is similarly classified.

        Australia –Endeavor Mine

        The Endeavor Mine is located in north central New South Wales, Australia. Access to the mine is by paved roads 30 miles to the northwest from the community of Cobar.

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $39.1 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.7 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia), reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The Company has received approximately 0.7 million payable ounces to date and the current ore reserve contains approximately 15.3 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option for CBH to extend the term for an additional six months. No advances have been drawn under the facility as of December 31, 2006.

        The Endeavor mine is an underground lead/zinc/silver mine. Silver, lead, zinc and lesser amounts of copper mineralization at the Endeavor Mine is contained within sulfide lenses hosted in fine-grained sedimentary rocks of the Paleozoic-aged Ampitheatre Group. Sulphide lenses are elliptically-shaped, steeply-dipping to the southwest and strike to the northwest. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead and zinc rich sulphide zones. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third party smelter. Silver recovery averaged approximately 63.5% in 2006 and 45.0% from May 28, 2005 to December 31, 2005.

        The reserves at Endeavor are covered by five Consolidated Mining Leases issued by the state of New South Wales to CBH Resource Ltd. The leases form a contiguous block of 10,121 acres in size. The property and equipment are maintained in good working condition, by CBH Resources, through a regular preventive maintenance program and periodic improvements as required. Power to the mine and processing facilities is provided by the grid servicing the local communities. CBH Resources Ltd. conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year 2006/2007 (July – June), the 2007 exploration budget at the mine is A$1.7 million (US$1.3 million). The Company is not required to contribute to ongoing capital costs at the mine.

        On October 24, 2005, CBH announced that mining operations at the Endeavor mine had been suspended below the No. Four haulage level following an uncontrolled fall of waste ground into the mine’s 6Z2 crown pillar stope. Limiting production to above this level was done as a safety precaution due to the proximity of the 6Z2 crown pillar stope to the main haulage decline. In late November 2005, CBH announced that mine operations had recommenced below the No. Four haulage level, but at a reduced production rate. Based on the progress made to date in correcting issues related to the ground fall, the Company expects the mine to resume normal operations during 2007.

        Production at the Endeavor mine in 2006 was approximately 482,000 ounces of silver compared to 316,000 ounces of silver in 2005. Cash cost per ounce of silver produced was $2.85 in 2006 compared to $2.05 in 2005.

Proven and Probable Ore Reserves - Endeavor Mine

	2006	2005
	(1,2,3,4)
Tons (000’s)	21,385	12,125
Ounces of silver per ton	1.50	1.93
Contained ounces of silver (000’s)	31,983	23,341

Mineralized Material

	2006	2005
Tons (000’s)	9,370	8,488
Ounces of silver per ton	3.00	2.03

Operating Data (Coeur’s Share)

	2006	2005
	(2,5)
Production
Tons ore milled	750,115	463,129
Ore grade silver (oz./ton)	1.01	1.52
Recovery silver (%)	63.5	45.0
Silver produced (oz.)	481,991	316,169
Cash costs (6)	$2.85	$2.05
Non-cash costs	1.02	1.30

Total production costs	$3.87	$3.35

(1)	Ore reserves are reported as of June 30, 2006, which is the end of the most recent fiscal year of the operator, CBH. Metal prices used were $10.00/ounce of silver.

(2)	The ore reserves are underground minable reserves and include an 11% average factor for mining dilution and mining recovery factors ranging from 40% to 100%

(3)	Metallurgical recovery factor of 55% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 25 meters and for probable reserves it is greater than 25 meters and less than 40 meters. Mineralized material is similarly classified.

(5)	The Endeavor property was purchased on May 23, 2005. Operating data is presented commencing as of that date.

(6)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

        Australia – Broken Hill Mine

        The Broken Hill Mine is located in western New South Wales, Australia. Access to the mine is by paved roads leading from the adjacent community of Broken Hill.

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds over the next eight years. No additional payments were made during 2006.

        The Broken Hill mine is an underground lead/zinc/silver mine. Silver, lead and zinc mineralization at Broken Hill is contained within sulfide lenses hosted in metasedimentary and igneous rocks of Precambrian-aged Broken Hill and underlying Thackaringa groups. In general sulphide lenses are tabular in shape steeply dipping to the north-northwest and striking east-northeast. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead- and zinc-rich sulphide zones but is higher grade in the lead zones. The mine uses bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to third party smelters in Australia. Silver recovery averaged approximately 74.2% in 2006 and 75.4% from September 8, 2005 to December 31, 2005.

        While the Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces, to date the Company has received 2.6 million payable ounces and the current ore reserve contains approximately 12.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. It is expected that future expansion to the ore reserves will occur as a result of conversion of portions of the property’s inventory of mineralized material and future exploration discoveries on the property. Perilya conducts regular exploration to discover new mineralization and define reserves from surface and underground drilling platforms. For its fiscal year 2006/2007 (July/June), Perilya has budgeted A$3.5 million (US$2.7 million) for this work. The Company is not required to contribute to ongoing capital costs at the mine.

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

        The Company’s share of silver production in 2006 from the Broken Hill mine amounted to approximately 2.2 million ounces of silver compared to 657,093 ounces of silver in 2005. The cash cost per ounce of silver production, which includes the operating cost contribution and smelting, refining and transportation costs, was $3.09 in 2006 compared to $2.72 in 2005.

Proven and Probable Ore Reserves - Broken Hill Mine

	2006	2005
	(1,2,3,4,5)
Tons (000’s)	12,908	11,519
Ounces of silver per ton	1.40	1.30
Contained ounces of silver (000’s)	18,015	14,955

Mineralized Material

	2006	2005
Tons (000’s)	10,872	10,825
Ounces of silver per ton	3.82	1.93

Operating Data (Coeur’s share) (3)

	2006	2005
	(2)	(6)
Production
Tons ore milled	2,288,355	667,140
Ore grade silver (oz./ton)	1.28	1.31
Recovery (%)	74.2	75.4
Silver produced (oz.)	2,174,585	657,093
Cost per Ounce of Silver
Cash costs(2)	$3.09	$2.72
Non-cash costs	2.35	2.75

Total production costs	$5.44	$5.47

(1)	Ore reserves are effective as of June 30, 2006. Metal prices used were $10.12/ounce of silver.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(4)	Metallurgical recovery factor of 74% should be applied to the silver reserve ounces.

(5)	The proven and probable reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven and probable reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven reserves are drilled on a 20 meter by 10 meter grid.

(6)	The Broken Hill property was purchased on September 8, 2005. Operating data is presented commencing as of that date.

Discontinued Operation — Coeur Silver Valley

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly-owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration received of $1.1 million for working capital. Coeur Silver Valley was a wholly-owned subsidiary of the Company which owned and operated the Galena underground silver mine, an operating mine, and the Coeur and Caladay properties, that adjoin to the Galena mine, located in the heart of the Coeur d’Alene Mining District. Coeur Silver Valley’s property consists of 6,131 acres of Company-owned fee land, patented mining claims and unpatented claims in addition to 4,800 acres of leased claims. Coeur Silver Valley’s operations are accessed by paved road from US Interstate 90 south of the town of Wallace, Idaho. Silver Valley recommenced operations at the Coeur mine in June 1996 and continued mining existing reserves there through July 2, 1998 when known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997 and operations continued to the date of the sale.

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

        The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 96% in 2006, 97% in 2005 and 97% in 2004.

        Waste material from the milling process is deposited in a tailings pond located approximately two miles from the minesite. The tailings containment pond, which is expanded on an as needed basis, has capacity for approximately seven additional years at current production rates.

        Silver production at the Galena Mine in 2006, up to the date of the sale, was approximately 768,674 ounces of silver versus 2.1 million ounces in 2005. Cash costs for 2006 were $9.75 compared to $8.37 per ounce in 2005. Total capital expenditures by Silver Valley at the Galena Mine in 2006 were $0.6 million.

        Silver mineralization at Coeur Silver Valley is hosted in near vertical fracture filling veins that cut through quartzite and argillite of the Upper Revett Formation. Veins consist of siderite with variable amounts of pyrite and quartz. The silver ore minerals are tetrahedrite and argentiferous galena. Lead is contained in galena and copper in tetrahedrite and chalcopyrite.

Year-end Proven and Probable Ore Reserves - Galena Mine

	2005	2004
Tons (000’s)	444	718
Ounces of silver per ton	24.50	18.84
Contained ounces of silver (000’s)	10,879	13,518

Year-end Mineralized Material

	2005	2004
Tons (000’s)	2,580	2,169
Ounces of silver per ton	11.74	10.92

Operating Data

	2006	2005	2004

Production
Tons ore milled	52,876	128,502	169,413
Ore grade silver (oz./ton)	15.15	16.53	21.43
Recovery (%)	96	97	97
Silver produced (oz.)	768,674	2,060,338	3,521,813
Gold produced (oz.)	180	282	354
Cost per Ounce of Silver
Cash costs(1)	$9.75	$8.37	$5.46
Non-cash costs	0.89	0.97	0.56

Total production costs	$10.64	$9.34	$6.02

(1)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

SILVER AND GOLD DEVELOPMENT PROPERTIES

        Bolivia – San Bartolome Silver Project

        The San Bartolome silver development project is located on the flanks of the Cerro Rico mountain near the town of Potosi, Bolivia. Access to the property is by paved and all-weather gravel roads leading south from the adjacent city of Potosi. Coeur acquired 100% of the equity in Empresa Minera Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights to the San Bartolome project, a silver property located near the city of Potosí, Bolivia, on the flanks of the Cerro Rico Mountain. The silver mineralization is hosted in gravel (pallaco) and reworked gravel (sucu) deposits that occur on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet. It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, basement rocks. Silver, along with tin and base metals, is located in multiple veins that occur in a northeast trending belt that transects Cerro Rico. The upper parts of the Cerro Rico mineralized system was subsequently eroded and redeposited into the flanking pallaco and sucu deposits. Silver is hosted in all portions of the pallacos and sucus with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, and Diablo Este) and Santa Rita.

        The mineral rights for the San Bartolome project are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolome and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosi. The San Bartolome lease agreements are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo project which includes the mining rights to oxide dumps adjacent to the original property package. The properties are currently subject to annual payments for these mining rights totaling approximately $2.5 million. Power is supplied to the development activities by the local power utility. Power for the future processing facility will be provided from the national grid via a four-mile high tension line.

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

        We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately 6 million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo project at Cerro Rico. During 2003, we retained Fluor Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004. The study provides for the use of a cyanide milling flow sheet with a wet preconcentration screen circuit which will result in the production of a doré that may be treated by a number of refiners under a tolling agreement which results in the return of refined silver to the Company that is readily marketed by metal banks and brokers to the ultimate customer. Based upon the results of the updated feasibility study, we estimated the capital cost of the project to be approximately $135 million. Based on overall inflation impacting capital costs, the Company now estimates the capital cost (excluding political risk insurance premiums and capitalized interest) at San Bartolome to be approximately $174 million. In the second quarter of 2004, we obtained all operating permits. The Company estimates the cash cost of production in the initial four years to average approximately $4.00 per ounce of silver produced.

        As a result of political unrest occurring in Bolivia during 2005, the Company reduced capital expenditures. In the second half of 2006, the Company determined conditions had improved to the point that full-scale construction and development were commenced. Based on the current development schedule, the Company believes that commercial production could begin in early 2008.

        Coeur expended approximately $14.6 million in 2006 and plans to incur construction costs of approximately $119.4 million in 2007.

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

        We have obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and a private insurer. The combined policies are in the amount of $155 million and covers 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policies are expected to cost approximately $3.4 million during the course of construction and $0.21 per ounce of silver produced when the project commences commercial production.

Year-end Probable Ore Reserves - San Bartolome Project

	2006	2005	2004
	(1,2,3,4,5)
Tons (000’s)	46,176	46,176	46,176
Ounces of silver per ton	3.29	3.29	3.29
Contained ounces of silver (000’s)	151,882	151,882	151,882

Year-end Mineralized Material - San Bartolome Project

	2006	2005	2004
Tons (000’s)	1,166	1,166	1,166
Ounces of silver per ton	3.44	3.44	3.44

(1)	Metal prices used in calculating proven and probable reserves were $6.00 per ounce of silver.

(2)	The ore reserves are open pit minable reserves and include an average 10% factor for mining dilution and 97% for mining recovery.

(3)	An average metallurgical recovery factor of 61.3% should be applied to the mined silver reserve ounces.

(4)	Reserve estimates were prepared by the Company’s technical staff.

(5)	Proven and probable reserves are defined by surface sampling – drill holes or vertical shafts – with an average spacing of no more than 70 meters. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For probable reserves, the number of composites must be at least 8 with a maximum search distance of less than 275 meters. San Bartolome has only probable reserves. Mineralized material is similarly classified.

        Alaska – Kensington Gold Project

        The Kensington gold development project, consisting of the Kensington and adjacent Jualin properties, is located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine will be an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third party smelters. Waste material will be deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is presently by helicopter, float plane or boat from Juneau.

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

        In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which would eliminate the need for a man camp, simplify operating logistics and focus mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Due to a general increase in commodity prices impacting the industry in general, the Company retained an independent engineering firm to review its capital cost estimate during the fourth quarter of 2005. As a result of the costs associated with the challenges to the project’s permits of $29.8 million and the general increase in labor and commodity prices of $18.6 million, the Company currently estimates the total cost of construction to be approximately $238 million as compared with the previous cost estimate of $190 million. The Company believes that commercial production could commence in late 2007, subject to successful resolution of the permitting and litigation issues described below. The Company expects the per ounce cash cost of production to be approximately $310 in the initial years of operation.

        During the fourth quarter of 2004, the U.S. Forest Service issued its Record of Decision (“ROD”) for the Final Supplemental Environmental Impact Statement (“FSEIS”). An environmental group, Southeast Alaska Conservation Council (“SEACC”), and a group of other community and private environmental groups, appealed the issuance of the ROD. On March 23, 2005, the US Forest Service upheld the decision to approve the FSEIS. On June 28, 2005, the Company received the Environmental Protection Agency’s (“EPA”) National Pollution Discharge Elimination System (“NPDES”) Permit. In addition, the Company received the U.S. Army Corps of Engineers (“Corps of Engineers”) 404 Wetlands Permit, which authorized the construction of a Lower Slate Lake tailings facility, millsite road improvements and a Slate Creek Cove dock facility. All permits were reviewed for consistency by both the Alaska Coastal Management and Department of Governmental Coordination, which issued its final permit certification.

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

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

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened, and Coeur Alaska filed its answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc. were granted Defendant-Intervenor status and joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument on December 4, 2006. There is no indication of when the Circuit Court may rule on the merits on appeal. The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction. The Company cannot predict when the court will rule on the merits on appeal in the Circuit Court or the impact upon the project.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.

        During 2006, the Company invested $121.6 million in connection with the development of the mine. The Company plans to spend approximately $77.7 million on the project during 2007.

        The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

Year-end Proven and Probable Ore Reserves - Kensington Property

	2006	2005	2004
	(1,2,3,4,5)
Tons (000’s)	4,419	4,206	4,206
Ounces of gold per ton	0.31	0.25	0.25
Contained ounces of gold	1,352,140	1,050,000	1,050,000

Year-end Mineralized Material

	2006	2005	2004
Tons (000’s)	4,320	3,116	3,116
Ounces of gold per ton	0.20	0.27	0.27

(1)	A gold price of $550 per ounce was used to determine ore reserves.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. An allowance of 25.6% additional tonnage at 0.124 ounce per ton is included for internal dilution. A factor for external dilution, averaging 10.2% at 0.056 ounces per ton, is also included. An average 97% factor for mining recovery is included.

(3)	Average metallurgical recovery factor of 95.3% should be applied to the contained gold reserve ounces.

(4)	Reserve estimates were prepared by the Company’s technical staff. Snowden Mining Industry Consultants, an independent consultant group, performed an independent review of the Company’s updated resource estimate model used to prepare the ore reserve estimates.

(5)	The Kensington gold development project contains only probable reserves. The reserves are defined with over 408,000 feet of core drilling, largely from underground drilling fans, and 27,000 feet of underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Probable reserve blocks must at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

        Not all Kensington ore zones have been fully delineated internally, or at depth or on strike and several peripheral zones and veins remain to be explored. In 2006, the Company continued the exploration program started in the third quarter of 2005 designed to increase the size and geologic continuity of gold mineralization in its mineralized material inventory and ultimately result in an increase in ore reserves. At Kensington, Coeur Alaska completed 34,035 ft of drilling during the second half of 2005 and an additional 32,249 ft of drilling in 2006. For the year, a total of $1.5 million was spent on this developmental program. As a result of this program, ore reserves increased by approximately 29% to 1.35 million ounces of gold.

EXPLORATION AND DEVELOPMENT ACTIVITY

        Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania and Bolivia. Exploration and mine development expenditures of approximately $9.5 million, $10.6 million and $8.0 million were incurred by the Company in 2006, 2005 and 2004, respectively.

        US – Kensington/Jualin

        The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A combined total of 18,667 feet of exploration drilling was completed in 2005 and 2006 at Jualin. The Company plans for an aggressive drilling program for 2007 to follow up on the encouraging results from these programs. The Company’s rights to use and develop the Jualin property are subject to an Amended Lease Agreement dated August 5, 2005 between Hyak Mining Company Inc. as Lessor and Coeur Alaska Inc. as Lessee which expires in August 2020 with provision for lease extension. Approximately $0.9 million was spent in exploration in 2006.

        Chile – Cerro Bayo Mine

        Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $5.3 million was spent in exploration, of which $2.6 million was capitalized as mine development during 2006. A total of nearly 232,000 feet of core drilling was completed during the year to discover new mineral resources and define new mineral reserves. The majority of this work was devoted to expansion and definition of ore reserves at the recently discovered Marcela Sur and Cascada vein systems.

        The Company believes that there is potential to discover additional high grade veins within the entire Cerro Bayo district, which is over 13.6 miles east–west by 7.5 miles north-south. The exploration budget for 2007 is estimated to be $4.7 million.

        Argentina – Martha Mine

        In 2006, the Company’s efforts consisted of mapping, sampling and nearly 87,000 feet of core and reverse circulation drilling for a total expenditure of $3.6 million, of which $0.7 million was capitalized as mine development. An ongoing drill program during 2007 is planned near to the Martha mine totaling approximately $3.0 million to explore for additional high-grade veins.

        Argentina – Other Properties

        The Company also continued reconnaissance in Santa Cruz Province where its activities resulted in identification and acquisition of four new exploration-stage properties believed to be prospective for silver and gold mineralization. These properties consist of the El Aguila, Sol de Mayo (Costa), Sascha and Joaquin. El Aguila and Sol del Mayo are controlled by private Argentine interest. The Company has the right to purchase both properties from the owners, who will retain a production royalty, after completion of staged work and payment obligations. Sascha and Joaquin are controlled by Mirasol Resources Ltd. a publicly-traded, Canadian exploration company. Coeur has the right to earn up to a 71% managing interest in a joint venture with Mirasol in return for staged work and payment obligations. The Company plans to continue to map, sample and drill targets on its new holdings in 2007 and has budgeted $2.6 million for these activities.

        Tanzania, Africa

        During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Lake Victoria Gold Belt of Tanzania, Africa and in 2005 added an eleventh, Saragurwa. Except for Saragurwa, which is owned by a private Tanzanian interest, all properties are held 100% by a Tanzanian subsidiary of the Company via prospecting or primary mining license provisions of the Tanzania Mining Code.

        During 2006, initial exploration work consisted of mapping, trenching, sampling and acquisition and interpretation of detailed airborne geophysical data. As a result of this work, a large zone of anomalous gold-in-soil values, measuring over 1.2 miles long in an east-west orientation, by over 0.3 miles wide was defined on the Kiziba Hill property, a 105 square kilometer sized property which lies on the same belt of Archean-aged rocks, commonly termed “greenstone”, which host the Geita gold mine to the east. Greenstones, a mixture of volcanic, sedimentary and intrusive rocks, are a major host to gold mineralization around the globe. Gold anomalies were also defined on the Bunda 1 property to the northeast of the city of Mwanza.

        In 2006, over 44,000 feet of shallow, rotary air blast drilling was conducted over the gold-in-soil anomalies at Kiziba Hill. This work verified the bedrock source of the surface gold anomalies and aided in producing a map of the bedrock beneath the laterite cover, which in places reached over 75 feet in thickness. Basal rotary air blast gold anomalies are spatially coincident with contacts between volcanic rocks and later intrusive rocks of felsic (granitic) composition and along major east-wet shear/fault zones. In December 2006, core drilling commenced on the Saragurwa option property and will continue into 2007.

        During 2006, the Company spent $1.4 million on exploration activities in Tanzania and expects to spend approximately $1.8 million in 2007.

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

	Year Ended December 31,
	2006		2005		2004
	High	Low	High	Low	High	Low
Silver	$14.93	$8.84	$9.11	$6.38	$8.24	$5.57
Gold	$725.00	$524.75	$536.50	$411.10	$454.20	$375.00

MARKETING

        The Company markets its metals products and concentrates primarily to bullion trading banks and third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 47%, 45% and 59% of total sales of metals in 2006, 2005 and 2004, respectively, and sales of metal concentrates to third party smelters amounted to approximately 53%, 55% and 41% of total metal sales in 2006, 2005 and 2004, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the product and availability of alternative trading banks. In 2006, the Company had sales of concentrates to two third-party smelters, Met-Mex Penoles and Zinifex, which each constituted 10% or more of the Company’s total metal sales. A significant delay or disruption as the result of a disruption in the Company’s contracts could have a materially adverse effect on our operations if we were unable to locate an alternate smelter to treat our concentrates.

        The Company had no future silver or gold production hedged at December 31, 2006 and has no plans to hedge its silver in the future. Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Silver has been sold at spot prices prevailing at the time of sale.

GOVERNMENT REGULATION

General

        The Company’s commitment to environmental responsibility has been recognized in 24 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the “Star” award granted on June 23, 1993 by the National Environmental Development Association, and the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995 and in March 2004 the Habitat Restoration Award from the Nevada Division of Wildlife for developing habitat at the Rochester mine. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award. In 2006, the Company’s Kensington Gold Project was awarded the prestigious 2006 Hardrock Mineral Community Outreach and Economic Security Award presented by the U.S. Bureau of Land Management (BLM) in recognition of responsible mineral resource development while demonstrating an understanding of sustainable development.

        The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Although the Company is usually involved in regulatory proceedings for renewal or reissuance of various permits, such regulations have never caused the Company to close any mine. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, the more stringent implementation thereof through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company.

        For the years ended December 31, 2006, 2005 and 2004, the Company expended $5.6 million, $4.9 million and $4.2 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $4.0 million for that purpose in 2007. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

Federal Environmental Laws

        Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s and Alaska’s air pollution statutes implementing the Clean Air Act.

Proposed Mining Legislation

        Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended under which the Company holds unpatented mining claims on federal lands. A significant portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. It is possible that the Mining Law may be amended or be replaced by more onerous legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands.

        Any reform of the Mining Law or Bureau of Land Management and Forest Service regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

        The Company does not directly hold any interest in mining properties in Australia. However, under the respective Silver Sale Agreements with CBH Resources Limited and Perilya Broken Hill Limited, the Company has purchased the silver reserves and resources in the ground of these mining companies. These two companies are responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. The mining properties of CBH and Perilya are subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title legislation recognizes and protects the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters, according to their traditional laws and customs, and may restrict mining and exploration activity and/or result in additional costs. CBH and Perilya are required to deal with a number of governmental departments in development and exploitation of their respective mining properties. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which its partners are subject in Australia.

Maintenance of Claims

        United States

        At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, in order to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $125 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $3.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition.

        Chile

        In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $0.30 per hectare. An exploration concession is valid for a five-year period. It may be renewed for new periods unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession.

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

        The holder of a cateo has exclusive right to establish a Manifestation of Discovery (“MD”) on that cateo, but MD’s can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery – up to 840 hectares for vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to a Mina (mining claim), which give the holder the right to begin commercial extraction of minerals.

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

EMPLOYEES

        The number of full-time employees at December 31, 2006 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff and Office	38
Rochester Mine	200
Kensington Property	91
Chilean Corporate Staff and Office	47
Cerro Bayo Mine (1)	360
Mina Martha/Argentina (1)	131
San Bartolome	64

Total	931

(1)	The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 12, 2006 to June 11, 2008. As of December 31, 2006, the Company had approximately 20% of its worldwide labor force covered by collective bargaining agreements.

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

        The Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company (i) paid the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) completed certain cleanup work on the Mineral Point property and Caladay property, and (iii) made a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company is obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative maximum of $3.0 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and expires after May 14, 2021. As of December 31, 2006, $2.4 million of the $3.0 million was paid. It is expected that the remaining $0.5 million will be paid in the first half of 2007.

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

        Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument on December 4, 2006.

        There is no indication of when the Circuit Court may rule on the merits on appeal or the impact upon the project. The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 4A. Executive Officers of the Registrant.

        The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since
Dennis E. Wheeler	64	Chairman of the Board	1992
		Chief Executive Officer and President	1986
James A. Sabala	52	Executive Vice President, Chief Financial Officer	2003
		and Treasurer
Harry F. Cougher	64	Senior Vice President, North American Operations	2005
James K. Duff	62	President, South American Operations	2005
Donald J. Birak	53	Senior Vice President, Exploration	2004
Alan L. Wilder	58	Senior Vice President, Project Development	2004
Gary W. Banbury	54	Senior Vice President,	2004
		Chief Administrative Officer
Richard Weston	55	Senior Vice President and Managing Director,	2006
		Coeur Australia Pty Limited and Vice President
		of South America
Mitchell J. Krebs	35	Senior Vice President, Corporate Development	2003
Kelli C. Kast	40	Vice President, General Counsel and	2005
		Corporate Secretary
W. Scott Lamb	52	Vice President, Investor Relations	2005
Luke J. Russell	50	Vice President, Environmental Services	2005
Tom T. Angelos	51	Vice President, Controller and	2004
		Chief Accounting Officer
Carolyn S. Turner	38	Assistant Treasurer	2006

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

Alan L. Wilder was appointed Senior Vice President, Project Development in July 2004. Prior to that, Mr. Wilder was an independent consultant from July 2002 to July 2004 for Glamis Gold and Coeur d’Alene Mines Corporation. Prior thereto, he was Project Manager for BHP Tintaya from February 2000 to June 2002 and from 1999 to 2000 he was an independent consultant for the mining industry.

Gary W. Banbury was appointed Senior Vice President and Chief Administrative Officer in February 2004. Prior to that, Mr. Banbury served as Vice President, Administration and Human Resources from 2000 to 2004. Mr. Banbury held the position of Vice President, Human Resources of Coeur from 1998 to 2000, and prior thereto he served as Manager of Human Resources with Coeur.

Richard M. Weston was appointed Senior Vice President and Managing Director of Coeur Australia Pty. Limited and Vice President of South American Operations in December 2006. Prior to that, Mr. Weston served as Senior Vice President and Managing Director of Coeur Australia from February 2006 to December 2006. Prior to that, Mr. Weston was employed with Barrick Australia from January 2003 to February 2006 as General Manager of Cowal Gold Project and Rio Tinto Australia from December 2000 to November 2002 as General Manager of the ERA and Jabiluka mines.

Mitchell J. Krebs was appointed to the position of Senior Vice President, Corporate Development of Coeur in May 2006. Prior to that, Mr. Krebs served as Vice President, Corporate Development of Coeur from February 2003 to May 2006. Mr. Krebs was employed as an independent consultant from September 2001 through January 2003, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by Coeur as Manager, Acquisition Evaluation.

Kelli C. Kast was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Prior to that Ms. Kast served as Corporate Counsel for HealtheTech. Inc. from April 2004 to April 2005. Prior thereto, she served as Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. from December 1997 through February 2003.

W. Scott Lamb was appointed Vice President Investor Relations in August 2005. Prior to that Mr. Lamb was employed with Kaiser Aluminum Corporation from January 1992 to July 2005 and held the position of Vice President Investor Relations and Corporate Communications.

Luke J. Russell was appointed Vice President of Environmental Services at Coeur in 2005. Prior to that, Mr. Russell was Coeur d’Alene Basin Project Manager for the State of Idaho’s Department of Environmental Quality. Before that, he held a series of increasingly responsible positions in the management of environmental affairs at major mining companies and was previously Director of Environmental and Government Affairs for Coeur from 1995 to 2000.

Tom T. Angelos was appointed Vice President, Controller and Chief Accounting Officer in December 2006. Prior to that, he had held the position of Controller and Chief Accounting Officer of Coeur since 2004. Mr. Angelos was previously Controller of Stillwater Mining Company from 1998 to 2004, and from 1983 to 1998 was employed by Coeur in various capacities, most recently as Controller.

Carolyn S. Turner was appointed Assistant Treasurer in December 2006. Prior to that Ms. Turner served as Director of Budgeting and Forecasting from 2005 to 2006 and from 1996 to 2005 held various positions at Coeur Silver Valley, most recently as Administrative Manager.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	High	Low
2005
First Quarter	$ 4.37	$ 3.33
Second Quarter	$ 3.75	$ 2.75
Third Quarter	$ 4.32	$ 3.36
Fourth Quarter	$ 4.59	$ 3.62
2006
First Quarter	$ 6.71	$ 4.11
Second Quarter	$ 7.37	$ 3.95
Third Quarter	$ 5.75	$ 4.41
Fourth Quarter	$ 5.45	$ 4.35
2007
First Quarter (through February 16, 2007)	$ 4.79	$ 4.20

        The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

        At February 15, 2007, there were 4,716 record holders of the Company’s outstanding Common Stock.

        The Company did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2006.

        The Company made no repurchases of its common stock during the year ended December 31, 2006.

        Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2006 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	2,089,650	$3.56	5,361,819
Equity compensation
plans not approved
by security holders	--	--	--

Total	2,089,650	$3.56	5,361,819

STOCK PERFORMANCE CHART

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

        The following chart compares our cumulative total shareholder return for the five years ended December 31, 2006 with (i) the S&P 500 Index, which is a performance indicator of the overall stock market, and (ii) a peer group determined by us.

        Comparison of Five-Year Cumulative Total Return Coeur d’Alene Mines Corporation, S&P 500, and Coeur d’Alene Mines Comparator Group.

	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006
Coeur d’Alene Mines Corporation Common Stock	100.00	240.03	722.58	491.30	500.09	618.85

S&P 500 Index	100.00	77.89	100.23	111.13	116.57	134.98

Peer Group Index**	100.00	168.54	195.38	197.34	239.99	336.52

Assumes $100 invested on January 1, 2002, in our common stock, S&P 500 Index and the peer group index.

*	Total return assumes reinvestment of dividends.
**	The issuers of common stock included in the peer group in 2006 are Agnico Eagle Mines, Bema Gold, Ceterra Gold, Goldcorp, Hecla Mining Co., IAM Gold, Kinross Gold Corp., Meridian Gold, Inc., Northgate Minerals, Pan American Silver Corp. and Stillwater Mining Co. (Cambior Inc. and Glamis Gold were dropped due to mergers and acquisitions and Ceterra Gold was added.) The issuers of common stock included in the peer group in 2005 are Agnico Eagle Mines, Bema Gold, Cambior Inc., Ceterra Gold, Glamis Gold, Goldcorp, Hecla Mining Co., Kinross Gold Corp., Meridian Gold, Inc., Northgate Minerals, Pan American Silver Corp. and Stillwater Mining Co.

Item 6. Selected Financial Data

        The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2006	2005	2004	2003	2002
	(In thousands except per share data)
Revenues:
Sales of metal	$216,573	$156,284	$109,047	$93,620	$67,117

Costs and expenses:
Production costs applicable to sales	92,378	88,232	63,715	64,970	65,654
Depreciation and depletion	26,772	18,889	16,833	15,107	10,150
Administrative and general	19,369	20,624	17,499	12,264	8,806
Exploration	9,474	10,553	8,031	4,277	3,849
Pre-development	--	6,057	11,449	1,967	2,606
Other holding costs	--	--	--	4,478	3,608
Litigation settlement	2,365	1,600	--	--	--

Total costs and expenses	150,358	145,955	117,527	103,063	94,673

Other income (expense)
Interest and other income	18,654	8,385	3,165	2,064	4,080
Interest expense, net	(1,224)	(2,485)	(2,831)	(12,851)	(21,948)
Merger expenses	--	--	(15,675)	--	--
Loss on early retirement of debt	--	--	--	(41,564)	(19,061)

Total other income (expense)	17,430	5,900	(15,341)	(52,351)	(36,929)

Income (loss) from continuing operations before
income taxes	83,645	16,229	(23,821)	(61,794)	(64,485)
Income tax (provision) benefit	(8,226)	(1,483)	5,785	7	--

Income(loss) from continuing operations	75,419	14,746	(18,036)	(61,787)	(64,485)
Income (loss) from discontinued operations	1,935	(4,195)	1,178	(2,139)	(16,334)
Gain on sale of net assets of discontinued operation	11,132	--	--	--	--
Cumulative effect of accounting change	--	--	--	(2,306)	--

Net income (loss)	$88,486	$10,551	$(16,858)	$(66,232)	$(80,819)

Other comprehensive income (loss)	2,391	447	(908)	(556)	(1,470)

Comprehensive income (loss)	$90,877	$10,998	$(17,766)	$(66,788)	$(82,289)

Basic and Diluted Income (Loss) Per Share Data:
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$0.28	$0.06	$(0.08)	$(0.37)	$(0.82)
Income (loss) from discontinued operations	0.05	(0.02)	0.00	(0.01)	(0.21)
Cumulative effect of accounting change	--	--	--	(0.01)	--

Net income (loss)	$0.33	$0.04	$(0.08)	$(0.39)	$(1.03)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$0.26	$0.06	$(0.08)	$(0.37)	$(0.82)
Income (loss) from discontinued operations	0.04	(0.02)	0.00	(0.01)	(0.21)
Cumulative effect of accounting change	--	--	--	(0.01)	--

Net income (loss)	$0.30	$0.04	$(0.08)	$(0.39)	$(1.03)

Weighted average number of shares of
common stock
Basic	271,357	242,915	215,969	168,186	78,193

Diluted	296,082	243,683	215,969	168,186	78,193

Balance Sheet Data:	2006	2005	2004	2003	2002
	(In thousands except per share data)
Total assets	$849,626	$594,816	$525,777	$259,467	$173,491
Working capital	$383,082	$281,977	$345,894	$96,994	$2,661
Long-term liabilities	$210,117	$206,921	$198,873	$29,461	$81,200
Shareholders' equity	$580,994	$341,553	$293,454	$197,478	$47,687

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

        The Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines which are operated by others, constituted the Company’s principal sources of mining revenues in 2006.

Critical Accounting Policies and Estimates

        Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition. Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market, an active and freely traded commodity market for both gold and silver in an identical form to the product sold.

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on metal market prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue.

        At December 31, 2006, the Company had outstanding provisionally priced sales of $74.5 million consisting of 4.6 million ounces of silver and 29,577 ounces of gold, which had a fair value of approximately $75.6 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $45,700 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $29,600. At December 31, 2005, the Company had outstanding provisionally priced sales of $47.0 million consisting of 3.5 million ounces of silver and 40,000 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $35,400 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $40,000.

Reserve Estimates. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserve estimates are based upon geologic and engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions including, silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any impairments during the years ended December 31, 2006, 2005 and 2004.

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

        Our reported inventories include metals estimated to be contained in the ore on the leach pads of $66.7 million as of December 31, 2006. Of this amount, $31.3 million is reported as a current asset and $35.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        When we began operations at the Rochester mine in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery 3 times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 1989, we increased our estimated recoveries for silver and gold to 55% and 85%, respectively. The change was accounted for prospectively as a change in estimate, which had the effect of increasing the estimated recoverable ounces of silver and gold contained in the heap by 1.6 million ounces and 10,000 ounces, respectively. In 1997, we revised our estimated recoveries for silver and gold to 59% and 89%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 4.7 million ounces and 39,000 ounces, respectively. Finally, in 2003, we revised our estimated recoveries for silver to between 59% and 61.5% depending on the area being leached, and 93% for gold, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be recovered.

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.1 million	12,900	25,800	38,700
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery rates	$1.06	$1.83	$2.43	$0.42	$0.79	$1.13
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery rates	$1.51	$3.87	$8.03	$0.48	$1.03	$1.66

        Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad, adjusted for the effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

Reclamation and remediation costs. Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

        Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Operating Statistics and Reserve Estimates

        The Company’s total production from continuing operations in 2006 was 12.8 million ounces of silver and 116,254 ounces of gold, compared to 11.7 million ounces of silver and 133,945 ounces of gold in 2005. Total estimated proven and probable reserves at December 31, 2006 were approximately 216.5 million ounces of silver and 1.5 million ounces of gold, compared to silver and gold reserves at December 31, 2005 of approximately 221.4 million ounces and 1.3 million ounces, respectively.

        The following table shows the estimated amounts of proven and probable reserves and mineralized material at the Company’s following locations at year-end 2006:

	Proven and Probable (1)					Mineralized Material
	Tons (000’s)	Grade Ag oz/t	Grade Au oz/t	Ounces AG (000’s)	Ounces AU (000’s)	Tons (000’s)	Grade Ag oz/t	Grade Au oz/t
Rochester	3,720	0.66	0.007	2,436	26	15,235	0.94	0.007
Cerro Bayo	634	9.69	0.19	6,144	122	2,509	8.23	0.15
Mina Martha	99	61.33	0.09	6,084	9	112	42.91	0.05
San Bartolome	46,176	3.29	--	151,882	--	1,166	3.44	--
Kensington	4,419	--	0.31	--	1,352	4,320	--	0.20
Endeavor (2)	21,385	1.50	--	31,983	--	9,370	3.00	--
Broken Hill (2)	12,908	1.40	--	18,015	--	10,872	3.82	--

Total tons	89,341			216,544	1,509

Summary by metal:	Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)			Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)
Silver	84,922	2.55	--			39,264	2.89	--
Gold	8,872	--	0.17			22,176	--	0.06

(1)	Reserves using silver price of $8.00 and gold price of $475, except for Endeavor which uses a $10.00 silver price and Broken Hill which uses a $10.12 silver price, San Bartolome which uses a $6.00 silver price and Kensington which uses a gold price of $550.
(2)	Reserves are provided by the operator as of June 30, 2006, the end of the operator’s most recent fiscal year. These totals do not include additions or depletions through December 31, 2006.

The ore reserves at December 31, 2006 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at mines operated by the Company at different pricing ranges.

Proven and Probable Ore Reserve Sensitivity to Prices

	Per ounce Silver Price	Per ounce Gold Price	Tons (000’s)	(000’s) Ounces AG	(000’s) Ounces AU
Rochester	$8.00	$475	3,720	2,436	26
	$9.50	$510	4,229	2,972	30
	$11.25	$550	4,368	2,986	29
	$12.00	$600	4,533	3,077	30
Cerro Bayo	$8.00	$475	634	122	6
	$9.50	$510	643	124	6
	$11.25	$550	646	124	6
	$12.00	$600	668	128	6
Mina Martha	$8.00	$475	99	9	6
	$9.50	$510	102	9	6
	$11.25	$550	102	9	6
	$12.00	$600	102	9	6
Kensington		$475	3,710		1,220
		$510	4,102		1,294
		$550	4,419		1,352
		$600	4,594		1,380

        The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2006	2005	2004
Rochester
Tons processed	10,399,416	9,327,180	12,435,346
Ore grade/Ag oz	0.74	0.91	0.74
Ore grade/Au oz	0.01	0.01	0.01
Recovery/Ag oz (A)	65.9%	67.5%	61.5%
Recovery/Au oz (A)	68.9%	76.2%	64.2%
Silver production ounces	5,113,504	5,720,489	5,669,074
Gold production ounces	71,891	70,298	69,456
Cash cost/oz	$2.80	$4.82	$3.93
Total cost/oz	$5.84	$6.66	$5.66
Cerro Bayo
Tons milled	428,346	403,695	456,941
Ore grade/Ag oz	5.76	7.52	7.51
Ore grade/Au oz	0.10	0.16	0.14
Recovery/Ag oz	94.5%	94.7%	94.2%
Recovery/Au oz	93.0%	92.8%	91.8%
Silver production ounces	2,331,060	2,875,047	3,235,192
Gold production ounces	40,923	61,058	57,558
Cash cost/oz	$3.04	$0.54	$1.01
Total cost/oz	$5.46	$2.30	$2.43
Martha Mine
Tons milled	35,843	35,293	30,276
Ore grade/Ag oz	79.93	62.53	59.94
Ore grade/Au oz	0.10	0.08	0.08
Recovery/Ag oz	94.7%	94.9%	94.2%
Recovery/Au oz	92.5%	92.9%	91.6%
Silver production ounces	2,712,846	2,093,464	1,709,069
Gold production ounces	3,440	2,589	2,318
Cash cost/oz	$4.88	$4.60	$4.08
Total cost/oz	$5.36	$5.01	$5.05
Endeavor (B)
Tons milled	750,115	463,129	--
Ore grade/Ag oz	1.01	1.52	--
Recovery/Ag oz	63.5%	45.0%	--
Silver production ounces	481,991	316,169	--
Cash cost/oz	$2.85	$2.05	--
Total cost/oz	$3.87	$3.35	--
Broken Hill (B)
Tons milled	2,288,355	667,140	--
Ore grade/Ag oz	1.28	1.31	--
Recovery/Ag oz	74.2%	75.4%	--
Silver production ounces	2,174,585	657,093	--
Cash cost/oz	$3.09	$2.72	--
Total cost/oz	$5.44	$5.47	--
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	12,813,986	11,662,262	10,613,335
Gold ounces	116,254	133,945	129,332
Cash cost per oz/silver	$3.33	$3.53	$3.06
Total cost/oz	$5.53	$5.13	$4.58
CONSOLIDATED SALES TOTALS (C)
Silver ounces sold	12,841,634	12,579,634	9,669,283
Gold ounces sold	116,400	146,749	117,257
Realized price per silver ounce	$12.03	$7.47	$6.72
Realized price per gold ounce	$623	$452	$409

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

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

“Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expense, exploration, interest, and pre-feasibility costs. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

Total cash costs per ounce is a non-GAAP measure and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs” set forth below.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Year Ended December 31,
	2006	2005	2004
Silver Valley/Galena
Tons milled	52,876	128,502	169,413
Ore grade/Silver oz	15.15	16.53	21.43
Recovery/Silver oz	96.0%	97.0%	97.0%
Silver production ounces	768,674	2,060,338	3,521,813
Cash cost/oz	$9.75	$8.37	$5.46
Total cost/oz	$10.64	$9.34	$6.02
Gold production	180	282	354

        The production figures at the Galena mine reflect the five-month period ending May 31, 2006 and therefore are not comparable to the year ended December 31, 2005. Silver production during the period of Coeur’s ownership of the Galena mine in 2006 amounted to 768,674 ounces. Silver production for the year ended December 31, 2005 was 2,060,338 ounces. Total cash costs per ounce were $9.75 during the five-month period ending May 31, 2006. Total cash costs per ounce were $8.37 for the year ended December 31, 2005, respectively. The lower production and higher costs per ounce for the periods presented are due to lower than expected production grades as mine operations adjusted to changing geologic ground conditions and the sale of Coeur Silver Valley on June 1, 2006.

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

        Production costs applicable to sales including depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the production costs applicable to sales and depreciation, depletion and amortization for our mines as set forth in the tables below is included in our Consolidated Statements of Operations and Comprehensive Income (Loss).

YEAR ENDED DECEMBER 31, 2006
(In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	5,113,504	2,331,060	2,712,846	481,991	2,174,585	12,813,986
Cash costs per ounce	$2.80	$3.04	$4.88	$2.85	$3.09	$3.33

Total cash costs (Non-GAAP)	$14,299	$7,089	$13,240	$1,373	$6,712	$42,713
Add/Subtract:
Third party smelting costs	--	(3,475)	(1,853)	(948)	(2,620)	(8,896)
By-product credit (2)	43,697	24,861	2,079	--	--	70,637
Other adjustment	1,803	--	--	--	--	1,803
Change in inventory	(12,489)	(1,105)	(518)	(39)	272	(13,879)
Depreciation, depletion and
amortization	15,548	5,638	1,297	490	5,120	28,093

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$62,858	$33,008	$14,245	$876	$9,484	$120,471

YEAR ENDED DECEMBER 31, 2005
(In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	5,720,489	2,875,047	2,093,464	316,169	657,093	11,662,262
Cash costs per ounce	$4.82	$0.54	$4.60	$2.05	$2.72	$3.53

Total cash costs (Non-GAAP)	$27,575	$1,542	$9,637	$648	$1,790	$41,192
Add/Subtract:
Third party smelting costs	--	(2,783)	(1,165)	(370)	(570)	(4,888)
By-product credit (2)	31,601	27,114	1,152	--	--	59,867
Other adjustment	140	--	--	--	--	140
Change in inventory	(14,769)	7,421	(328)	--	(403)	(8,079)
Depreciation, depletion and
amortization	10,542	5,064	843	411	1,807	18,667

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$55,089	$38,358	$10,139	$689	$2,624	$106,899

YEAR ENDED DECEMBER 31, 2004
(In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	5,669,074	3,235,192	1,709,069	--	--	10,613,335
Cash costs per ounce	$3.93	$1.01	$4.08	--	--	$3.06

Total cash costs (Non-GAAP)	$22,287	$3,253	$6,975	--	--	$32,515
Add/Subtract:
Third party smelting costs	--	(4,106)	(887)	--	--	(4,993)
By-product credit (2)	28,646	23,845	951	--	--	53,442
Other adjustment	(403)	110	--	--	--	(293)
Change in inventory	(13,380)	(3,212)	(364)	--	--	(16,956)
Depreciation, depletion and
amortization	9,827	4,588	1,652	--	--	16,067

Production costs applicable
to sales, including
depreciation, depletion
and amortization (GAAP)	$46,977	$24,478	$8,327	--	--	$79,782

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena
	2006 (3)	2005	2004
Production of silver (ounces)	768,674	2,060,338	3,521,813
Cash costs per ounce	$9.75	$8.37	$5.46

Total cash costs (Non-GAAP)	$7,498	$17,248	$19,231
Add/Subtract:
Third party smelting costs	(1,464)	(3,091)	(5,117)
By-product credit (2)	1,473	2,722	3,766
Change in inventory	726	(181)	757
Depreciation, depletion and
amortization	681	1,996	1,967

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$8,914	$18,694	$20,604

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.
(2)	By-product credits are based upon production units and the period’s average metal price for purposes of reporting cash costs per ounce.
(3)	Amounts represent five months ended May 31, 2006.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Revenues

        Sales of metal from continuing operations in the year ended December 31, 2006 increased by $60.3 million, or 39%, over the year ended December 31, 2005 to $216.6 million. The increase in sales of metal was primarily attributable to increased metal prices realized, partially offset by a decrease in the quantity of ounces of gold sold during 2006 as compared to 2005. In 2006, the Company sold 12.8 million ounces of silver and 116,400 ounces of gold, compared to sales of 12.6 million ounces of silver and 146,749 ounces of gold in 2005. In the year ended December 31, 2006, the Company realized average silver and gold prices of $12.03 and $623, respectively, compared with realized average prices of $7.47 and $452, respectively, in the prior year.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. In 2006, by-product revenues totaled $68.8 million compared to $64.4 million in 2005. The increase is due to an increase in realized prices for gold. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

        In the year ended December 31, 2006, the Company produced a total of 12.8 million ounces of silver and 116,254 ounces of gold compared to 11.7 million ounces of silver and 133,945 ounces of gold in 2005. The increase in silver production in 2006, as compared to 2005, was primarily due to higher silver production from the Martha mine and the silver production from the Endeavor and Broken Hill mines, in which the Company acquired certain silver production and reserves on May 23, 2005 and September 8, 2005, respectively, offset by decreased silver production at the Rochester and Cerro Bayo mines.

        Costs and Expenses

        The following table sets forth year 2006 versus year 2005 costs and expenses:

        The increase in production costs applicable to sales for the year is primarily the result of production costs associated with the Endeavor and Broken Hill mines, in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.

        Depreciation and amortization increased in the year ended December 31, 2006 by $7.9 million, or 42%, over the prior year, primarily due to the increase in depletion associated with the newly acquired Endeavor and Broken Hill mines, and at the Rochester mine as a result of changes in its ore reserve estimates.

        Administrative and general expenses decreased $1.3 million in the year ended December 31, 2006 compared to 2005 due primarily to a $1.4 million decrease in general corporate services and outside audit services related to financial reporting compliance activities, partially offset by a $0.1 million increase in holding costs on inactive properties.

        Total exploration expenses decreased $1.1 million in the year ended December 31, 2006 compared to 2005, primarily as a result of lower exploration activities at the Kensington, Cerro Bayo and Martha mines.

        Pre-development expense decreased $6.1 million due to the classification of the Kensington project as a development-stage property in third quarter of 2005.

        Litigation settlement expenses increased by $0.8 million in 2006 to $2.4 million. During 2006, the Company commenced payments pursuant to the Federal Natural Resource Settlement Decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay royalties on all of its domestic and foreign operating properties, up to a cumulative maximum of $3.0 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and expires after May 14, 2021. As of December 31, 2006, $2.5 million (including discontinued operations) of the $3.0 million has been paid. It is expected that the remaining $0.5 million will be paid in the first half of 2007.

        During 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston. See Note R — Litigation.

        Other Income and Expenses

        Interest and other income in the year ended December 31, 2006 increased by $11.5 million compared with the year ended December 31, 2005. The increase was primarily due to higher levels of invested cash and short-term investments on hand and higher interest rates earned on the Company’s cash, cash equivalents and short-term investments. Interest expense decreased $1.3 million in the year ended December 31, 2006 compared to 2005, due to increased capitalized interest expense associated with the higher capital expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $1.4 million in 2006 compared to $0.2 million in 2005.

        Income Taxes

        For the year ended December 31, 2006, the Company recorded an income tax provision of approximately $8.2 million compared to $1.5 million in 2005. The following table summarizes the components regarding the Company’s income tax (provision) benefit for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Current:
United States - Alternative minimum tax	$(900)	$212
United States - Foreign withholding	(713)	--
Foreign - Argentina	(4,842)	(66)
Foreign - Australia	(4,673)	--
Deferred:
Foreign - Argentina	65	929
Foreign - Australia	(93)	(404)
Foreign - Chile	2,930	(2,154)

Income tax benefit (provision)	$(8,226)	$(1,483)

        In 2006, due to significantly higher metals prices, additional proven and probable reserves, and a full year of operation in Australia, the Company recognized a current provision in the US and all foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on interest payable on inter-company loans from the US Parent to the Argentina and Australia subsidiaries. Finally, the Company recognized an additional $2.9 million deferred tax benefit in Chile as anticipated metals prices and projections of future pre-tax income are sufficient to utilize the remaining net operating loss carry-forwards in Chile.

        In 2005, the Company recognized a $0.2 million current US benefit from the refund of prior year alternative minimum taxes, an estimated current provision in Argentina, and $0.9 million Argentina deferred tax benefit from the anticipated utilization of other deductible temporary differences. Further, the Company recognized a $0.4 million Australia deferred tax provision on originating temporary differences, and a $2.2 million Chile deferred tax provision related to the utilization of net operating loss carry-forwards for which deferred tax assets were previously recognized.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the years ended December 31, 2006 and 2005. The Company recognized a gain of approximately $11.1 million on the sale in 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Sales of metal	$11,223	$16,052
Production costs applicable to sales	(8,233)	(16,698)
Depreciation and depletion	(681)	(1,996)
Mining exploration	(279)	(1,361)
Other	(95)	(192)

Income (loss) from discontinued operations, net of taxes	1,935	(4,195)
Gain on sale of net assets of discontinued operations	11,132	--

Net income (loss) for discontinued operations, net of taxes	$13,067	$(4,195)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Revenues

        Sales of metal in the year ended December 31, 2005 increased by $47.2 million, or 43%, over the year ended December 31, 2004 to $156.3 million. The increase in sales was primarily attributable to an increase in the quantity of silver and gold sold during 2005 and increased metal prices realized in 2005 as compared to 2004. In 2005, the Company sold 12.6 million ounces of silver and 146,749 ounces of gold, compared to sales of 9.7 million ounces of silver and 117,257 ounces of gold in 2004. In the year ended December 31, 2005, the Company realized average silver and gold prices of $7.47 and $452, respectively, compared with realized average prices of $6.72 and $409, respectively, in the prior year.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. In 2005, by-product revenues totaled $64.4 million compared to $45.9 million in 2004. The increase is primarily due to an increase in the quantity of gold sold and higher gold prices realized in 2005 compared to 2004. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

        In the year ended December 31, 2005, the Company produced a total of 11.7 million ounces of silver and 133,945 ounces of gold compared to 10.6 million ounces of silver and 129,332 ounces of gold in 2004. The higher silver production in 2005, as compared to 2004, was primarily due higher silver production from the Rochester and Martha mines. In addition, on May 23, 2005, the Company acquired silver production and reserves contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a subsidiary of CBH Resources Ltd. Coeur’s share of silver production there amounted to 316,169 ounces. On September 8, 2005, the Company acquired silver production and reserves contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. Coeur’s share of silver production at that mine from September 8, 2005 to December 31, 2005 amounted to 657,093 ounces.

Costs and Expenses

        The following table sets forth year 2005 versus year 2004 costs and expenses:

        The increase in production costs applicable to sales for the year is primarily the result of higher diesel, utility and operating materials and supply costs at the Company’s mining operations and the Company’s operating costs associated with the Company’s newly acquired interests in the Endeavor and Broken Hill mines.

        Depreciation and amortization increased in the year ended December 31, 2005 by $2.1 million, or 12%, over the prior year, primarily due to the increased depletion associated with the Company’s newly acquired interests in the Endeavor and Broken Hill mines.

        Administrative and general expenses increased $3.1 million in the year ended December 31, 2005 compared to 2004 due primarily to higher outside audit services of $1.4 million related to financial reporting compliance activities, higher compensation costs of $0.7 million and $1.0 million in increased other general administration expenses.

        Exploration expenses increased $2.5 million in the year ended December 31, 2005 compared to 2004, due to increased exploration activities at the Kensington, Cerro Bayo and Martha mines.

        Pre-development expense decreased $5.4 million due to the classification of the San Bartolome and Kensington projects as development-stage properties in the fourth quarter of 2004 and the third quarter of 2005, respectively.

        During 2005, the Company recorded a litigation settlement of $1.6 million related to the Company’s settlement of the suit by Credit Suisse First Boston. See Note R — Litigation.

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

Income Taxes

        For the year ended December 31, 2005, the Company recorded an income tax provision of approximately $1.5 million compared to a tax benefit of approximately $5.8 million in 2004. The following table summarizes the components of the Company’s income tax provision (benefit) for the years 2005 and 2004:

	Year Ended December 31,
	2005	2004
Current:
United States - Alternative minimum tax	$212	$1,382
Foreign - Argentina	(66)	--
Deferred:
Foreign - Argentina	929	--
Foreign - Australia	(404)	--
Foreign - Chile	(2,154)	4,403

Income tax benefit (provision)	$(1,483)	$5,785

        In 2005, the Company recognized a $0.2 million current US benefit from the refund of prior year alternative minimum taxes, an estimated current provision in Argentina, and $0.9 million Argentina deferred tax benefit from the anticipated utilization of other deductible temporary differences. Further, the Company recognized a $0.4 million Australia deferred tax provision on originating temporary differences, and a $2.2 million Chile deferred tax provision related to the utilization of net operating loss carry-forwards for which deferred tax assets were previously recognized.

        In 2004, the Company recognized a $1.4 million US current benefit associated with the reversal of a prior year tax accrual and a $4.4 million Chile deferred tax benefit associated with the anticipated utilization of net operating loss carry-forwards.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for years ended December 31, 2005 and 2004. The Company recognized a gain of approximately $11.1 million on the sale in 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Sales of metal	$16,052	$23,759
Production costs applicable to sales	(16,698)	(18,637)
Depreciation and depletion	(1,996)	(1,967)
Mining exploration	(1,361)	(1,620)
Other	(192)	(357)

Net income (loss) for discontinued operations	$(4,195)	$1,178

Liquidity and Capital Resources

        Working Capital; Cash and Cash Equivalents

        The Company’s working capital at December 31, 2006 was approximately $383.1 million compared to $282.0 million at December 31, 2005. The ratio of current assets to current liabilities was 7.5 to 1 at December 31, 2006 compared to 7.1 to 1 at December 31, 2005.

        Net cash provided by operating activities in 2006 was $91.2 million compared with net cash provided by (used in) operating activities of $6.7 million in 2005 and $(18.6) million in 2004. The changes were primarily a result of the following:

	Year Ended December 31,
	2006	2005	2004
(In thousands)
Cash collected from customers	$212,102	$136,967	$109,383
Cash paid to suppliers, employees, etc	(139,417)	(134,321)	(135,422)
Interest received	17,674	9,620	4,585
Interest paid	(921)	(2,186)	(1,507)
Discontinued operations	1,792	(3,404)	4,379

Net cash provided by operating activities	$91,230	$6,676	$(18,582)

        A total of $20.3 million was used in investing activities in 2006 compared to $51.8 million used in 2005. The decrease of $31.5 million is primarily due to an increase in capital expenditures related to the construction activities at the Kensington and San Bartolome projects and the acquisition of silver reserves and production from the Endeavor and Broken Hill mines, partially offset by net proceeds from sales of short-term investments.

        Prior to December 31, 2006, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term investments. Previously such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these investments as short-term investments on the consolidated balance sheets as of December 31, 2005 and December 31, 2004. The Company also made corresponding adjustments to the consolidated statements of cash flows for the periods ended December 31, 2005 and December 31, 2004 to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. As of December 31, 2005 and December 31, 2004, $159.7 million and $207.9 million respectively, of these investments were reclassified from cash and cash equivalents to short-term investment on the consolidated Balance Sheet. This reclassification had no effect on the total current assets, stockholders’ equity, net income (loss), net income (loss) per share, or on cash provided by (used in) operating activities.

        The Company’s financing activities provided $144.9 million of cash during 2006 compared to $34.8 million in 2005. The increase is primarily due to the sale of 27.6 million shares of common stock during the first quarter of 2006.

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

        The Company estimates approximately $235 million will be spent during 2007 on capital expenditures at its operating mines and development-stage properties.

        Capitalized Expenditures

        During 2006, the Company expended $1.2 million at the Rochester mine, $10.0 million for continuing mine development at the Cerro Bayo and Mina Martha properties, $0.6 million at the Galena mine, $0.6 million for corporate and other activities, $14.6 million for the development of the San Bartolome project and $121.5 million for construction and development activities at the Kensington project. During 2007, the Company plans to expend approximately $0.3 million for investment activities at the Rochester mine, $11.1 million at Cerro Bayo, $2.9 million at Martha, $77.7 million at the Kensington development property, $119.4 million at the San Bartolome development property and $1.0 million for corporate and other activities. In addition, the Company expects to spend approximately $22.7 million in 2007, related to the remaining payment for the purchase of the Endeavor silver reserves.

        Debt and Capital Resources

        A summary of financing transactions for the years 2004 to 2006 is as follows:

            2004 Redemption

            On February 11, 2004, the Company announced the redemption of the remaining outstanding $9.6 million principal amount of the Company’s 7 ¼% Convertible Subordinated Debentures due October 15, 2005. On March 11, 2004, the Company redeemed the remaining outstanding $9.6 million principal amount of the 7 ¼% Debentures.

            2004 Issuance of 1 ¼% Convertible Senior Notes

            On January 13, 2004 the Company completed its offering of $180 million aggregate principal amount of 1¼% Convertible Senior Notes due 2024 (“1¼% Notes”). The 1¼% Notes are convertible into shares of Coeur common stock at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share. Interest on the notes was payable in cash at the rate of 1¼% per annum beginning July 15, 2004. The Company intends to use the proceeds of the offering for general corporate purposes, which may include the development of its Kensington gold project and its San Bartolome silver project, or the acquisition of precious metals properties or businesses. Construction commenced at the San Bartolome and Kensington projects on October 1, 2004 and July 1, 2005, respectively. The 1¼% Notes are general unsecured obligations, senior in right of payment to Coeur’s other indebtedness. The offering was made through an underwriting led by Deutsche Bank Securities. Offering of the 1¼% Notes was made only by means of a prospectus under Coeur’s existing shelf registration statement, including the accompanying prospectus supplement relating to the 1¼% Notes.

        Issuances of Common Stock

        During 2004, the Company completed a public offering of 26.6 million shares of common stock at a public offering price of $4.50 per share, which included 1.6 million shares purchased by the underwriter at the offering price to cover over allotment. The Company realized total net proceeds for the offering of $113.1 million after payment of the underwriters’ discount. Offering costs incurred were $6.7 million.

        During 2005, the Company completed a public offering of 9.9 million shares of common stock at a public offering price of $3.70 per share. The Company realized total net proceeds for the offering of $35.9 million after payment of the underwriters’ discount. Offering costs incurred were $0.6 million.

        During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount and other offering costs. Offering costs incurred were $8.3 million.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible debt (1)	$180,000	$--	$--	$--	$180,000
Interest on convertible debt	38,250	2,250	4,500	4,500	27,000
Operating lease (2)	380	380	--	--	--
Capital lease (3)	916	916	--	--	--
Kensington Trust (4)	839	345	494	--	--
Hyak Mining Lease	9,699	231	462	3,462	5,544
Phlahipo Lease with Comibol	15,270	2,121	9,825	3,324	--
TDA Grant (5)	546	546	--	--	--
Reclamation and mine closure (6)	51,778	4,962	4,498	6,437	35,881
Severance(7)	5,168	2,170	--	1,183	1,815

Total	$302,846	$13,921	$19,779	$18,906	$250,240

(1)	The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2006 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

(2)	The Company has entered into various operating lease agreements which expire over a period of one year.

(3)	The Company has entered into various capital lease agreements for commitments principally over the next year.

(4)	Purchase obligation for the Kensington property in Alaska.

(5)	The Company obtained a U.S. government grant to promote development in Bolivia. The amount received is expected to be reimbursed in 2007.

(6)	Reclamation and mine closure amounts represent the Company’s estimate of the discounted cash flows of its legal obligation to reclaim and remediate mining properties. This amount will increase over the passage of time for accretion of the obligation and will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(7)	Severance amounts represent a termination benefit program at the Rochester mine as the mine approaches the end of mine life and accrued benefits for government mandated severance at the Cerro Bayo Mine and San Bartolome project.

Risk Factors; Forward-Looking Statements

        For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A above. In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in Item 1 under the caption “Important Factors Relating to Forward-Looking Statements.”

Environmental Compliance Expenditures

        For the years ended December 31, 2006, 2005, and 2004, the Company expended $5.6 million, $4.9 million and $4.2 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities.

        The Company estimates that environmental compliance expenditures during 2007 will be approximately $4.0 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements with Delayed Effective Dates

        Income Taxes

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Currently, the adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operations of cash flows.

        Fair Value Measurements

        In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations and disclosures.

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

        The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

        At December 31, 2006, the Company had outstanding receivables for provisionally priced sales of $74.5 million, consisting of 4.6 million ounces of silver and 29,577 ounces of gold, which had a fair value of approximately $75.6 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $45,700 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $29,600.

        The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 531 pesos to each U.S. dollar. At December 31, 2006, the Company had foreign exchange contracts to exchange $4.8 million U.S. dollars for Chilean pesos. At December 31, 2006, the fair value of the foreign exchange contracts was a liability of $0.1 million.

        All of the Company’s long-term debt at December 31, 2006, is fixed-rate based. The fair value of the Company’s long-term debt at December 31, 2006 was $163.8 million. The fair value was estimated based upon bond market closing prices near the balance sheet date.

Item 8. Financial Statements and Supplementary Data

        The financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006.

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

        The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based upon those criteria.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

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

Consolidated Balance Sheets - December 31, 2006 and 2005.

Consolidated Statements of Operations and Comprehensive Income (Loss) - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(b)	Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	–	Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3(b)	–	Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2004.)

3(c)	–	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3(d)	–	Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3(e)	–	Amendment to Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

4(a)	–	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174).)

4(b)	–	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1 ¼% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 7, 2004).

10(a)	–	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(b)	–	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(c)	–	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10(d)	–	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

10(e)	–	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.) *

10(f)	–	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10(g)	–	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10(h)	–	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*

10(i)	–	Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (James A. Sabala – January 13, 2003). (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10(j)	–	Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Incorporated by reference to Exhibit 10(jj) to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002).*

* Management contract or compensatory plan.

10(k)	–	2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2003.) *

10(l)	–	Silver Sale and Purchase Agreement, dated April 7, 2005, between CDE Australia Pty. Limited and Cobar Operations Pty. Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10(m)	–	2005 Non-Employee Directors’ Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s proxy statement dated April 5, 2005).

10(n)	–	Amended and restated employment agreement and change in control agreement, effective July 1, 2005, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10(o)	–	Employment Agreement, dated as of September 17, 2002, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10(p)	–	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10(q)	–	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10(r)	–	Employment agreement and change in control agreement, effective October 15, 2005, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10(s)	–	Form of Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).*

10(t)	–	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).

10(u)	–	Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).*

* Management contract or compensatory plan.

10(v)	–	First Amendment to Employment to Agreement, effective March 30, 2006, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10(w)	–	Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(x)	–	Employment Agreement, dated July 31, 2006, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

10(y)	–	Amendment, dated July 31, 2006, to Employment Agreement between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

10(z)	–	Amendment, dated July 31, 2006, to Employment Agreement between the Registrant and James K. Duff. (Filed herewith).*

21	–	List of subsidiaries of the Registrant. (Filed herewith.)

23	–	Consent of KPMG LLP (Filed herewith.)

31.1	–	Certification of the CEO (Filed herewith.)

31.2	–	Certification of the CFO (Filed herewith.)

32.1	–	CEO Section 1350 Certification (Filed herewith.)

32.2	–	CFO Section 1350 Certification (Filed herewith.)

(c)	Independent auditors’ reports are included herein as follows:

Report of KPMG LLP as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004.

* Management or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
(Registrant)
Date: February 22, 2007	By: /s/ Dennis E. Wheeler
Dennis E. Wheeler
(Chairman, President and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler	Chairman, President, Chief Executive Officer	February 22, 2007
Dennis E. Wheeler	and Director
/s/ James A. Sabala	Executive Vice President	February 22, 2007
James A. Sabala	and Chief Financial Officer
/s/ Tom T. Angelos	Vice President, Controller	February 22, 2007
Tom T. Angelos	and Chief Accounting Officer
/s/ Cecil D. Andrus	Director	February 22, 2007
Cecil D. Andrus
/s/ James J. Curran	Director	February 22, 2007
James J. Curran
/s/ Andrew D. Lundquist	Director	February 22, 2007
Andrew D. Lundquist
/s/ Robert E. Mellor	Director	February 22, 2007
Robert E. Mellor
/s/ John H. Robinson	Director	February 22, 2007
John H. Robinson
/s/ J. Kenneth Thompson	Director	February 22, 2007
J. Kenneth Thompson
/s/ Alex Vitale	Director	February 22, 2007
Alex Vitale
/s/ Timothy R. Winterer	Director	February 22, 2007
Timothy R. Winterer

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Reports of Independent Registered Public Accounting Firm	F-2 - F-4
Consolidated Balance Sheets - December 31, 2006 and 2005	F-5 - F-6
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years
Ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 2006, 2005 and 2004	F-8
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coeur d’Alene Mines Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Coeur d’Alene Mines Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 22, 2007

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$270,672	$54,896
Short-term investments	70,373	185,446
Receivables	43,233	27,986
Ore on leach pad	31,302	25,394
Metal and other inventory	16,341	12,807
Deferred tax assets	3,629	2,255
Prepaid expenses and other	6,047	4,707
Assets of discontinued operations held for sale	--	14,828

	441,597	328,319
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	132,315	105,107
Less accumulated depreciation	(64,206)	(57,929)

	68,109	47,178
MINING PROPERTIES
Operational mining properties	130,447	121,441
Less accumulated depletion	(116,361)	(105,486)

	14,086	15,955
Mineral interests	72,201	72,201
Less accumulated depletion	(7,828)	(2,218)

	64,373	69,983
Non-producing and development properties	190,988	72,488

	269,447	158,426
OTHER ASSETS
Ore on leach pad, non-current portion	35,367	29,254
Restricted cash and cash equivalents	19,492	16,943
Debt issuance costs, net	5,151	5,454
Deferred tax assets	2,544	923
Other	7,919	8,319

	70,473	60,893

TOTAL ASSETS	$849,626	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,315	$17,189
Accrued liabilities and other	11,865	5,662
Accrued income taxes	10,317	66
Accrued payroll and related benefits	8,527	7,840
Accrued interest payable	1,031	1,031
Current portion of reclamation and mine closure	4,460	1,646
Liabilities of discontinued operations held for sale	--	12,908

	58,515	46,342
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	27,226	23,048
Other long-term liabilities	2,891	3,873

	210,117	206,921
COMMITMENTS AND CONTINGENCIES
(See Notes I, J, L, M, N, O, P and R)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 279,054,344 and 250,961,353 shares in 2006 and 2005
(1,059,211 shares held in treasury)	279,054	250,961
Additional paid-in capital	777,798	656,977
Accumulated deficit	(463,221)	(551,357)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income (loss)	553	(1,838)

	580,994	341,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$849,626	$594,816

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006	2005	2004
	(In Thousands, except per share data)
REVENUES
Sales of metal	$216,573	$156,284	$109,047
COSTS AND EXPENSES
Production costs applicable to sales	92,378	88,232	63,715
Depreciation and depletion	26,772	18,889	16,833
Administrative and general	19,369	20,624	17,499
Exploration	9,474	10,553	8,031
Pre-development	--	6,057	11,449
Litigation settlement	2,365	1,600	--

Total cost and expenses	150,358	145,955	117,527

OTHER INCOME AND EXPENSE
Interest and other income	18,654	8,385	3,165
Interest expense, net of capitalized interest	(1,224)	(2,485)	(2,831)
Merger expenses	--	--	(15,675)

Total other income and expense	17,430	5,900	(15,341)

Income (loss) from continuing operations before income taxes	83,645	16,229	(23,821)
Income tax (provision) benefit	(8,226)	(1,483)	5,785

Income (loss) from continuing operations	75,419	14,746	(18,036)
Income (loss) from discontinued operations, net of income taxes	1,935	(4,195)	1,178
Gain on sale of net assets of discontinued operations, net of income
taxes	11,132	--	--

NET INCOME (LOSS)	88,486	10,551	(16,858)
Other comprehensive income (loss)	2,391	447	(908)

COMPREHENSIVE INCOME (LOSS)	$90,877	$10,998	$(17,766)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$0.28	$0.06	$(0.08)
Income (loss) from discontinued operations	0.05	(0.02)	--

Net income (loss)	$0.33	$0.04	$(0.08)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.26	$0.06	$(0.08)
Income (loss) from discontinued operations	0.04	(0.02)	--

Net income (loss)	$0.30	$0.04	$(0.08)

Weighted average number of shares of common stock
Basic	271,357	242,915	215,969
Diluted	296,082	243,683	215,969

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For Years Ended December 31, 2006, 2005 and 2004 (In thousands except share data)
	Common Stock Shares	Common Stock $1 Par	Additional Paid-In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2004	214,195	$214,195	$542,900	$(545,050)	$(13,190)	$(1,377)	$197,478
Net loss	--	--	--	(16,858)	--	--	(16,858)
Unrealized losses on short-term
investments and marketable
securities	--	--	--	--	--	(347)	(347)
Change in fair value of derivative
hedging instruments, net of
settlements	--	--	--	--	--	(130)	(130)
Excess additional pension liability
over unrecognized prior service cost	--	--	--	--	--	(431)	(431)
Issuance of common stock	26,625	26,625	86,475	--	--	--	113,100
Common stock issued under long-term
incentive plans	208	208	432	--	--	--	640
Other	--	--	2	--	--	--	2

Balances at December 31, 2004	241,028	$241,028	$629,809	$(561,908)	$(13,190)	$(2,285)	$293,454
Net income	--	--	--	10,551	--	--	10,551
Unrealized gain on short-term
investments and marketable
securities	--	--	--	--	--	853	853
Change in fair value of derivative
hedging instruments, net of
settlements	--	--	--	--	--	(171)	(171)
Excess additional pension liability
over unrecognized prior service cost	--	--	--	--	--	(237)	(237)
Issuance of common stock	9,863	9,863	26,351	--	--	--	36,214
Common stock issued under long-term
incentive plans	70	70	817	--	--	--	887
Foreign currency translation	--	--	--	--	--	2	2

Balances at December 31, 2005	250,961	$250,961	$656,977	$(551,357)	$(13,190)	$(1,838)	$341,553
Net income	--	--	--	88,486	--	--	88,486
Cumulative effect of accounting change	--	--	--	(350)	--	--	(350)
Unrealized gain on short-term
investments and marketable
securities	--	--	--	--	--	63	63
Change in fair value of cash flow
hedging instruments, net of
settlements	--	--	--	--	--	111	111
Elimination of excess additional
pension liability over unrecognized
prior service cost attributable to
discontinued operations	--	--	--	--	--	2,219	2,219
Issuance of common stock	27,600	27,600	118,631	--	--	--	146,231
Common stock issued under long-term
incentive plans	493	493	2,190	--	--	--	2,683
Foreign currency translation	--	--	--	--	--	(2)	(2)

Balances at December 31, 2006	279,054	$279,054	$777,798	$(463,221)	$(13,190)	$553	$580,994

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$88,486	$10,551	$(16,858)
Add (deduct) non-cash items:
Depreciation and depletion	26,772	18,889	16,833
Deferred taxes	(2,902)	1,629	(4,403)
Unrealized (gain) loss on embedded derivatives	1,166	(2,052)	(82)
Share-based compensation	2,218	1,237	1,137
Amortization of debt issuance costs	303	303	408
Amortization of premium and/or discount on short-term
investments, net	24	790	1,527
Other non-cash charges	(313)	250	(16)
Changes in operating assets and liabilities:
Receivables	(14,781)	(19,571)	(2,014)
Prepaid expenses and other	(599)	(183)	(517)
Inventories	(15,555)	(8,308)	(17,492)
Accounts payable and accrued liabilities	17,686	2,349	(167)
Discontinued operations	(11,275)	792	3,062

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,230	6,676	(18,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(317,743)	(212,252)	(343,019)
Proceeds from sales of short-term investments	430,292	277,021	142,128
Capital expenditures	(147,998)	(113,290)	(8,363)
Other	(328)	103	372
Discontinued operations	15,446	(3,346)	(2,041)

CASH USED IN INVESTING ACTIVITIES	(20,331)	(51,764)	(210,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	--	--	(9,561)
Proceeds from issuance of common stock	154,560	36,493	119,803
Payments of common stock issuance costs	(8,329)	(557)	(6,702)
Proceeds from issuance of notes	--	--	180,000
Payments of debt issuance costs	--	--	(6,089)
Borrowings from bank on working capital facility	--	--	6,056
Payments to bank on working capital facility	--	--	(8,422)
Other	(1,354)	(1,170)	(2,055)

CASH PROVIDED BY FINANCING ACTIVITIES:	144,877	34,766	273,030

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215,776	(10,322)	43,525
Cash and cash equivalents at beginning of period	54,896	65,218	21,693

Cash and cash equivalents at end of period	270,672	$54,896	$65,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,334	$2,280	$1,572
Taxes	$814	--	--

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE A — BUSINESS OF COEUR D’ALENE MINES CORPORATION

        Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada and Alaska), South America (Chile, Argentina and Bolivia) and Australia (New South Wales).

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

        Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $9.1 million, $6.1 million and $3.3 million in 2006, 2005 and 2004, respectively, are recorded as a reduction of revenue.

        At December 31, 2006, the Company had outstanding provisionally priced sales of $74.5 million, consisting of 4.6 million ounces of silver and 29,577 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $45,700 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $29,600. At December 31, 2005, the Company had outstanding provisionally priced sales of $47.0 million, consisting of 3.5 million ounces of silver and 40,000 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $35,400 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $40,000.

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

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities and investment-grade auction rate securities, all classified as available-for-sale and reported at fair value with maturities that could range from three months to forty years. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss. The Company maintains a pledge of collateral agreement to reserve $1.0 million against the investment portfolio to cover credit exposure related to ACH transactions.

        Prior to December 31, 2006, the Company classified its auction rate securities as cash and cash equivalents because the securities were highly liquid and the periods between interest rate resets generally did not exceed 90 days. During the fourth quarter of 2006, the Company determined that, pursuant to SFAS 95, “Statement of Cash Flows”, its auction securities cannot be classified as cash equivalents because their contractual maturities exceed 90 days. The Company classified its auction rate securities as of December 31, 2006 as short term investments.

        The Company also corrected the classification in its 2005 and 2004 financial statement presentation by reclassifying $159.7 million and $207.9 million, respectively, of auction rate securities as of December 31, 2005 and December 31, 2004 from cash and cash equivalents to short-term investments. As a result, the following table shows the amounts, as originally presented in the Company’s Form 10-K, for the years ended December 31, 2005 and December 31, 2004 and the corrected 2005 and 2004 amounts as presented in its Form 10-K for the year ended December 31, 2006. This reclassification had no effect on total current assets, stockholders’ equity, net income (loss), net income (loss) per share or on cash provided by operating activities.

For the year ended December 31, 2005	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$214,616	$(159,720)	$54,896
Short-term Investments	25,726	159,720	185,446
Net Cash Used in Investing Activities	(99,894)	48,130	(51,764)
Decrease in Cash and Cash Equivalents	(58,452)	48,130	(10,322)

For the year ended December 31, 2004	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$273,068	$(207,850)	$65,218
Short-term Investments	48,993	207,850	256,843
Net Cash Used in Investing Activities	(43,787)	(167,136)	(210,923)
Decrease in Cash and Cash Equivalents	210,661	(167,136)	43,525

        Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

        The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

        The Company reported ore on the leach pads of $66.7 million as of December 31, 2006. Of this amount, $31.3 million is reported as a current asset and $35.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

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

        Operational Mining Properties and Mine Development: Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed. At the Company’s surface mines, these costs include costs to further delineate the ore body. At the Company’s underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense. Costs incurred during the start-up phase of a mine are expensed as incurred. Ongoing mining expenditures on producing properties are charged against earnings as incurred. Major development expenditures incurred to increase production or extend the life of the mine are capitalized. Mineral exploration costs are expensed as incurred.

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

        Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2006 and December 31, 2005, the Company held certificates of deposit and cash under these agreements of $19.5 million and $16.9 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

        Deferred Stripping Costs: Effective January 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The consensus requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. The Company recorded a charge of approximately $0.4 million to retained earnings at January 1, 2006 to write off previously capitalized deferred stripping costs, as the cumulative effect of a change in accounting method.

        Reclamation and Remediation Costs: The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

        Derivative Financial Instruments: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS No. 137) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

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

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized during 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation costs are included in administrative and general expenses, productions costs and the cost of self-constructed property, plant and equipment as deemed appropriate.

        The compensation expense recognized in the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 for awards of equity instruments was $2.4 million, $1.2 million and $1.1 million, respectively. As of December 31, 2006, there was $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.0 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the year ended December 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

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

        Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income (loss) include the following:

	2006	2005	2004
Net income (loss)	$88,486	$10,551	$(16,858)
Unrealized gain (loss) on marketable securities	63	853	(347)
Change in fair value of cash flow hedges, net of	111	(169)	(130)
settlements
Minimum pension liabilities	2,219	(237)	(431)
Other	(2)	--	--

	$90,877	$10,998	$(17,766)

        Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the years ending December 31, 2006, 2005 and 2004 are as follows:

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (loss) from
continuing operations	$75,419	271,357	$0.28	$14,746	242,915	$0.06	$(18,036)	215,969	$(0.08)
Income (loss) from discontinued
operations	13,067	271,357	0.05	(4,195)	242,915	(0.02)	1,178	215,969	--

Net income (loss)	$88,486	271,357	$0.33	$10,551	242,915	$0.04	$(16,858)	215,969	$(0.08)
Effect of Dilutive Securities
Equity awards	--	1,041	--	--	768	--	--	--	--
1.25% convertible notes	1,117	23,684	--	--	--	--	--	--	--
Diluted EPS
Income (loss) from
continuing operations	$76,536	296,082	0.26	$14,746	243,683	$0.06	$(18,036)	215,969	$(0.08)
Income (loss) from
discontinued operations	13,067	296,082	0.04	(4,195)	243,683	(0.02)	1,178	215,969	--

Net income (loss)	$89,603	296,082	$0.30	$10,551	243,683	$0.04	$(16,858)	215,969	$(0.08)

The following potentially dilutive shares have been excluded from earnings per share calculation as their effect is antidilutive:

	December 31, 2006	December 31, 2005	December 31, 2004
Stock options	--	--	1,796,908
1.25% Notes
Convertible at $7.06 per share	--	23,684,211	23,684,211

Total potentially dilutive shares	--	23,684,211	25,481,119

        For the years ended 2006, 2005 and 2004, options to purchase 322,653, 876,192 and -0- shares of common stock at prices between $6.66 to $15.15 and $3.92 to $17.94, respectively, were not included in the computation of diluted EPS because the exercise price of options was greater than the average market price of the common shares. The options, which expire between 2007 to 2016, are outstanding at December 31, 2006.

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities.

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify the balance sheet amounts and the income statement results from historical presentation to assets and liabilities of discontinued operations and to (loss) income from discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flows have been reclassified for discontinued operations for all periods presented. In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet as of December 31, 2005. We also made corresponding adjustments to the consolidated statements of cash flows for all of the periods presented.

        Recent Accounting Pronouncements: In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement now requires that these items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal” as previously stated in ARB No. 43, Chapter 5, “Intangible Assets”. In addition, this Statement requires that the allocation of fixed production overhead to costs of conversion be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has performed a review of the provisions of the Statement and has determined that its current accounting practice is to recognize the costs attibuted to idle facilities as a current-period expense and, therefore adoption in 2006 did not impact the Company’s financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Accordingly, compensation expense was recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that were outstanding, as of January 1, 2006, is recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards is based on the fair value at date of grant, adjusted for forfeitures, as determined pursuant to SFAS No. 123. The actual effect on net income and earnings per share in future periods will vary depending upon the number and fair value of options granted in future years compared to prior years. The adoption resulted in a charge to the Company’s statement of operations of $1.4 million in 2006 and did not impact the Company’s cash flow.

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF#148;) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.#148; EITF Issue No. 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. The guidance in EITF Issue No. 04-06 was effective for the Company in 2006. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption. The Company adopted this pronouncement as of January 1, 2006 and recorded a charge of approximately $0.4 million to write off deferred stripping costs, as the cumulative effect of a change in accounting method.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Currently, the adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

	Available-For-Sale Securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
As of December 31, 2006
U.S. Corporate	$65,372	$--	$--	$65,372
U.S. Government	5,000	--	1	5,001

Total debt securities	70,372	--	1	70,373
Equity securities	99	1	622	720

	70,471	1	623	71,093

As of December 31, 2005
Auction Rate Securities	$159,720	$--	$--	$159,720
U.S. Corporate	23,893	51	--	23,842
U.S. Government	1,891	7	--	1,884

Total debt securities	185,504	58	--	185,446
Equity securities	19	4	615	630

	$185,523	$62	$615	$186,076

As of December 31, 2004
Auction Rate Securities	$207,850	$--	$--	$207,850
U.S. Corporate	18,964	107	1	18,858
U.S. Government	29,062	205	--	28,857
State/Municipal	1,285	7	--	1,278

Total debt securities	257,161	319	1	256,843
Equity securities	20	3	17	34

	$257,181	$322	$18	$256,877

        Gross realized gains and losses are based on a carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were no realized gains and/or losses for the years ended 2006, 2005 and 2004.

        Prior to December 31, 2006, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term investments. Previously such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these investments as short-term investments on the consolidated balance sheets as of December 31, 2005 and December 31, 2004. The Company also made corresponding adjustments to the consolidated statements of cash flows for the periods ended December 31, 2005 and December 31, 2004 to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. As of December 31, 2005 and December 31, 2004, $159.7 million and $207.9 million respectively, of these investments were reclassified from cash and cash equivalents to short-term investment on the consolidated Balance Sheet. This reclassification had no effect on the total current assets, stockholders’ equity, net income (loss), net income (loss) per share or cash provided by (used in) operating activities.

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owns and operates the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash plus a post-closing working capital adjustment of $1.1 million. The Company recorded, within discontinued operations, a gain of approximately $11.1 million in the year ended December 31, 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for all prior periods.

        The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Sales of metal	$11,223	$16,052	$23,759
Production costs applicable to sales	(8,233)	(16,698)	(18,637)
Depreciation and depletion	(681)	(1,996)	(1,967)
Mining exploration	(279)	(1,361)	(1,620)
Other	(95)	(192)	(357)

Income (loss) from discontinued operations	1,935	(4,195)	1,178
Gain on sale of net assets of discontinued operations	11,132	--	--

Net income (loss) from discontinued operations	$13,067	$(4,195)	$1,178

        The major classes of assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of December 31, 2005 is as follows (in thousands):

December 31, 2005
Assets
Receivables	$2,036
Prepaids	906
Inventory	2,561
Property, plant and equipment (net)	2,016
Operational mining properties, net	6,357
Other	952

Total assets of discontinued operations	$14,828

Liabilities
Accounts payable	$747
Accrued liabilities	166
Accrued payroll and related benefits	578
Reclamation and mine closure	6,905
Defined benefit liabilities	2,588
Other non-current liabilities	1,924

Total liabilities of discontinued operations	$12,908

NOTE E — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	December 31,
	2006	2005
Concentrate and doré inventory	$9,680	$7,835
Supplies	6,661	4,972

Metal and other inventory	$16,341	$12,807

NOTE F — PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2006	2005
Land	$1,112	$1,423
Building improvements	51,818	40,869
Machinery and equipment	77,040	60,470
Capitalized leases for machinery and
equipment	2,345	2,345

	132,315	105,107
Accumulated depreciation	(64,206)	(57,929)

	$68,109	$47,178

        The Company’s capital expenditures were as follows:

	2006	2005	2004
Rochester	$1,225	$1,197	$3,548
Cerro Bayo	7,555	2,731	2,451
Martha	2,481	2,108	689
San Bartolome	14,597	10,477	950
Kensington	121,552	44,201	83
Endeavor	--	15,410	--
Broken Hill	--	36,667	--
Other	588	499	642

Net asset additions	$147,998	$113,290	$8,363

Discontinued Operations - Coeur Silver Valley	$617	$3,537	$2,151

        At December 31, 2006, 2005 and 2004, approximately $12.9 million, $9.6 million and $0, respectively, of invoices for capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.

        Minimum future lease payments under both capital and operating leases at December 31, 2006 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2007	$916	$380
2008	--	--
2009	--	--
2010	--	--
Thereafter	--	--

	916	$380

Less: Amount representing interest	22

	$894

        The Company has entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income (loss) under these agreements was $2.6 million, $3.5 million and $4.2 million for 2006, 2005, 2004, respectively.

NOTE G — MINING PROPERTIES

	December 31,
	2006	2005
Capitalized costs for mining properties, net of accumulated depletion consist of the following (A):
Operational mining properties:
Rochester Mine	$4,445	$8,582
Cerro Bayo Mine	8,531	6,660
Martha Mine	1,110	713

Total operational mining properties	14,086	15,955

Mineral interests, net of accumulated depletion
Endeavor Mine	14,508	14,998
Broken Hill Mine	29,740	34,860
San Bartolome (B)	20,125	20,125

Total mineral interests	64,373	69,983

Non-producing and developmental properties:
Kensington (C)	170,458	62,517
San Bartolome (D)	20,388	9,829
Other	142	142

Total non-producing and developmental properties	190,988	72,488

Total mining properties	$269,447	$158,426

(A)	On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly-owned subsidiary, Coeur Silver Valley Inc., to US Silver Corporation for $15 million in cash and additional consideration received of $1.1 million for working capital.

(B)	Balance represents acquisition cost of mineral interest.

(C)	During the third quarter of 2005, the Company commenced construction activities at its Kensington property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.

(D)	During the fourth quarter of 2004, the Company commenced construction activities at its San Bartolome property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.

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

Mineral Interests

        Endeavor Mine: On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $39.1 million. The Company is entitled to all of the silver production and reserves up to a maximum of 17.7 million payable ounces. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.1 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $23.7 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment could occur in 2007. In addition to these upfront payments, pursuant to the original agreement, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment which was to begin when the silver price exceeds $5.23 per ounce. This further increment was to begin on the second anniversary of the agreement and would have been 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia), reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million payable ounces in the original agreement. Based on the most recent ore reserve report, the current ore reserve contains approximately 15.3 million payable ounces. To date, the Company has received 0.7 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

        Broken Hill Mine: On September 8, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.7 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the Agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition, CDE Australia will pay PBH an operating cost contribution of approximately US$2.00 for each ounce of payable silver under the terms of the Agreement and PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds through 2014. No additional payments were made during 2006 or 2005.

Non-Producing and Development Properties

        San Bartolome Project: On September 9, 1999, the Company acquired Empressa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolome project, a silver exploration and development property located near the city of Potosi, Bolivia. The San Bartolome project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolome project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). Production from San Bartolome is subject to a royalty of 4% payable to the co-operatives and COMIBOL. During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. The Company estimates the cost of construction (excluding political risk insurance premiums and capitalized interest) of the San Bartolome mine to be approximately $174 million. During 2006, the Company capitalized $14.6 million in connection with construction activities at San Bartolome.

        Kensington Project: Kensington is a gold property located near Juneau, Alaska. The mine will be an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third party smelters. During 2006, the Company capitalized $121.6 million in connection with construction activities at Kensington. The company estimates the total cost of contruction to be approximatly $238 million.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash plus a post-closing working capital adjustment of $1.1 million.

NOTE H — LONG-TERM DEBT

1 ¼% Debentures

        The $180.0 million principal amount of 1 ¼% Debentures due 2024 outstanding at December 31, 2006 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments on the debentures. The debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The debentures have no other funding requirements until their maturity on January 15, 2024.

        The fair value of the debentures is determined by market transactions on or near December 31, 2006 and 2005, respectively. The fair value of the debentures, as of December 31, 2006 and 2005, was $163.8 million and $146.7 million, respectively.

        Total interest expense on debentures and notes for the year ended December 31, 2006, 2005, and 2004 was $2.3 million, of which $1.4 million was capitalized as a cost of certain properties under development in 2006, $2.3 million, of which $0.2 million was capitalized as a cost of certain properties under development in 2005, and $2.9 million, of which $0.1 million was capitalized as a cost of certain properties under development in 2004, respectively.

        Interest paid was $2.3 million in 2006, $2.3 million in 2005, and $1.6 million in 2004.

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

        The Asset Retirement Obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs is discounted, using the Company’s credit adjusted risk-free interest rate, from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

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

        At December 31, 2006 and 2005, $29.9 million and $23.5 million, respectively, were accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition, the Company has accrued $1.8 million and $1.2 million, respectively, for reclamation obligations associated with former mining activities. These amounts are also included in reclamation and mine closure liabilities.

        In the fourth quarter of 2006, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $6.1 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required at the Company’s Rochester mine, Kensington and San Bartolome projects. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 7.6%.

        In the fourth quarter of 2005, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $6.4 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required as a result of the expansion of the Company’s Cerro Bayo mine and adjustments to future estimated costs at the Company’s Rochester mine, Kensington project and San Bartolome project. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 7.79%.

        The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(in thousands)
Asset retirement obligation - January 1	$23,524	$16,921
Accretion	1,780	1,265
Additions	6,069	6,397
Changes in estimates	(507)	(74)
Settlements	(957)	(985)

Asset retirement obligation - December 31	$29,909	$23,524

NOTE J — INCOME TAXES

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
United States	$33,252	$(5,576)	$(22,281)
Foreign	50,393	21,805	(1,540)

Total	$83,645	$16,229	$(23,821)

The components of the consolidated income tax (provision) benefit from continuing operations were as follows:

	Years Ended December 31,
	2006	2005	2004
Current:
United States - Alternative minimum tax	$(900)	$212	$1,382
United States - Foreign withholding	(713)	--	--
Foreign - Argentina	(4,842)	(66)	--
Foreign - Australia	(4,673)	--	--
Deferred:
Foreign - Argentina	65	929	--
Foreign - Australia	(93)	(404)	--
Foreign - Chile	2,930	(2,154)	4,403

Income tax benefit (provision)	$(8,226)	$(1,483)	$5,785

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31
	2006	2005	2004
Tax benefit (provision) from continuing operations	$(29,276)	$(5,680)	$8,337
State tax benefit (provision) from continuing operations	(2,509)	(487)	715
Excess percentage depletion and related deductions	6,199	4,265	3,698
Change in valuation allowances	14,778	(5,555)	(9,474)
Effect of foreign earnings	4,744	4,744	1,346
US and foreign non-deductible expenses	(1,059)	632	610
Foreign currency exchange rates	--	827	--
Other net	(1,103)	(229)	553

	$(8,226)	$(1,483)	$5,785

        As of December 31, 2006 and 2005, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2006	2005
Deferred tax liabilities:
Property, plant and equipment , net	$7,318	$7,665
Investments in foreign subsidiaries	9,761	471

	17,079	8,136

Deferred tax assets:
Mineral properties	62,284	66,664
Net operating loss carryforwards	68,794	88,130
Alternative minimum tax credit	2,479	1,246
carryforwards
Investments in foreign subsidiaries	8,129	404
Capital loss carryforwards	12,864	5,672
Other	6,197	3,173

	160,747	165,289
Valuation allowance	(137,992)	(154,379)

	22,755	10,910

Net deferred tax assets	$5,676	$2,774

        The Company has not had a strong earnings history which would be objective evidence as required by generally accepted accounting principles to recognize its net operating less carryforwards and other deductible temporary differences. It is likely that the alternative minimum tax will exceed the regular tax for the foreseeable future. Accordingly, the Company has recorded a valuation allowance of $138.0 million as of December 31, 2006, which includes a full valuation allowance against the $2.5 million minimum tax credit carryforward, which is available for an unlimited carryforward period to offset regular federal income tax in excess of the alternative minimum tax. The Company has reviewed its domestic and foreign deferred tax assets and, except for approximately $6.2 million deferred tax assets related to the Company’s Cerro Bayo and Martha mines, has not recognized the potential tax benefits in other jurisdictions because at this time management believes that the realization of such benefits in future periods does not meet the more likely than not criteria. The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of its deferred tax assets. Based on this analysis, the Company determined that over the next two years pretax book income in Chile and Argentina where the future tax rate is 17% and 35%, respectively, is sufficient for recognition of $6.2 million of deferred tax assets. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate based primarily upon continued development of an earnings history and projected future earnings.

        During the first quarter of 2006, the Company incurred another ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company will be limited from utilizing tax attributes to reduce future taxable income or tax liabilities. Therefore, the Company has the following tax attribute carryforwards as of December 31, 2006:

	U.S.	Chile	New Zealand	Other	Total
Regular net operating losses	$86,004	$30,464	$93,267	$444	$210,179
Alternative minimum tax net
operating losses	53,651	--	--	--	53,651
Capital losses	33,853	--	--	--	33,853
Alternative minimum tax credits	2,180	--	--	--	2,180
Foreign tax credits	299	--	--	--	299

        The U.S. net operating losses expire in 2011 through 2025 while the foreign country net operating losses generally have an indefinite carryforward period. The Company’s capital losses expire in 2007 through 2011; alternative minimum tax credits have an indefinite carryforward period and the foreign tax credits generally expire in 2026.

NOTE K — SHAREHOLDERS EQUITY

        On May 11, 1999, the Company’s shareholders adopted a new shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock at an exercise price of $100. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The new rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2006 and 2005, there were a total of 277,995,133 and 249,902,142 rights outstanding, respectively, which was equal to the number of outstanding shares of common stock.

Stock Issues During 2006

        During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount. Offering costs incurred were $8.3 million.

Stock Issues During 2005

        During the third quarter of 2005, the Company completed a public offering of 9.9 million shares of common stock at a public offering price of $3.70 per share. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $35.9 million. Offering costs incurred were $0.6 million.

Stock Issues During 2004

        During the fourth quarter of 2004, the Company completed a public offering of 26.6 million shares of common stock at a public offering price of $4.50 per share, which included 1.6 million shares purchased by the underwriters at the offering price to cover over allotments. The Company realized total net proceeds from the offering, after payment of the underwriters’ discount, of approximately $113.1 million. Offering costs incurred were $6.7 million.

NOTE L — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and a Directors’ Plan (the “Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $4.6 million, $3.9 million and $2.8 million for 2006, 2005 and 2004, respectively.

        Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for 2006, 2005 and 2004 amounted to $2.2 million, $2.7 million and $2.0 million, respectively.

        1989 Long-Term Incentive Plan

        Under the 1989 Long-Term Incentive Plan, as amended by shareholders in 1995, the Company may grant non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of one third during the three-year period following the date of grant. In addition to stock options, the Company’s 1989 Long-Term Incentive Plan provides for grants of stock appreciation rights (SAR’s), restricted stock, restricted stock units, performance shares, performance units, cash based awards, and stock based awards.

        The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at December 31, 2006 for stock options previously awarded. No further awards will be made under this plan.

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

        The number of shares authorized for grant under this plan was 6.8 million shares. There were 6.2 million shares reserved for issuance under this plan at December 31, 2006. Of the 6.2 million shares, 4.9 million shares can be issued for future grants. There are 1.0 million options and 0.2 million performance shares outstanding under these plans.

        Directors Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During 2006 and 2005, 35,042 and 35,996 shares were issued in lieu of $0.2 million and $0.1 million, respectively, of Directors’ fees. At December 31, 2006, 0.4 million shares are reserved for issuance under this plan.

        Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. For the year ended December 31, 2004, a total of 40,318 options had been granted in lieu of directors’ fees of $0.1 million. At December 31, 2006, 0.5 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants will be made under this plan.

        As of December 31, 2006 and 2005, options to purchase 2,089,650 shares and 2,218,629 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $17.94 per share.

        Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed 10 years from the grant date. Exercise prices are equal to the fair market value of the shares on the date of the grant. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.

        Restricted stock is granted at the fair market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.

        Performance shares also are granted at the fair market value of the underlying shares on the date of grant. Vesting is contingent on meeting certain performance measures based on relative total shareholder return. The performance shares vest at the end of the three-year service period. Performance shares granted under the plan assume that the performance measure will be achieved. If such performance measures are not met, no further compensation cost is recognized and if determined improbable of achieving the performance measures any previously recognized compensation is reversed.

        Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instruments awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses, production costs and the cost of self-constructed property, plant and equipment as deemed appropriate.

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the years ended December 31, 2006, 2005 and 2004.

        The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2006, 2005 and 2004 for awards of equity instruments was $2.2 million, $1.2 million and $1.1 million, respectively. As of December 31, 2006, there was $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.0 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock-based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed. During the year ended December 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $1.4 million, or less than $0.01 per basic and diluted share for the year ended December 31, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $1.1 million for the year ended December 31, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the Long-Term Incentive Plan for the years ended December 31, 2006, 2005 and 2004 were $0.8 million, $0.1 million and $0.3 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows.

        The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to December 31, 2005.

	Year Ended December 31,
	2005	2004
	(in thousands except per share data)
Net income (loss) as reported	$10,551	$(16,858)
Add: Stock-based employee compensation
expense included in reported net income	1,237	1,137
Less: Stock-based employee compensation
expense determined under fair value for
all awards	(2,316)	(2,017)

Net income (loss) - Pro forma	$9,472	$(17,738)

Net income (loss) per share:
Basic and diluted - As reported	$0.04	$(0.08)

Basic and diluted - Pro forma	$0.04	$(0.08)

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value of options granted	$3.35	$2.53	$4.83
Expected volatility	68.5%	68.5%	75.7%
Expected life	6 years	6 years	6 years
Risk-free interest rate	4.6%	3.9%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%

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

        The following table summarizes stock option activity during the years ended December 31, 2004, 2005 and 2006:

	Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2003	1,650,054	$2.11
Granted	333,250	$6.95
Exercised	(169,527)	$1.69
Canceled/expired	(16,869)	$6.32

Stock options outstanding at December 31, 2004	1,796,908	$3.01
Granted	566,149	$3.92
Exercised	(52,007)	$1.61
Canceled/expired	(92,421)	$5.69

Stock options outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	$5.14
Exercised	(395,723)	$1.99
Canceled/expired	(65,425)	$7.65

Stock options outstanding at December 31, 2006	2,089,650	$3.56

        Options exercisable at December 31, 2006, 2005 and 2004 were 1,413,117, 1,562,217, and 1,509,217, respectively, with a weighted average exercise price of $2.95, $2.53 and $2.25, respectively.

        The following table summarizes information for options currently outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.74 to $1.22	442,641	$0.80	4.77	442,641	$0.80	4.77
$1.23 to $1.85	336,525	$1.75	5.67	336,525	$1.75	5.67
$1.86 to $2.63	111,502	$2.10	5.90	111,502	$2.10	5.90
$2.64 to $3.92	537,089	$3.86	7.50	248,767	$3.78	6.77
$3.93 to $7.09	624,288	$6.00	7.96	236,077	$6.81	6.62
$7.10 to $17.94	37,605	$11.68	0.57	37,605	$11.68	0.57

	2,089,650	$3.56	6.55	1,413,117	$2.95	5.62

        As of December 31, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.6 million and the weighted average period over which these awards are expected to be recognized was 2 years. The total intrinsic value of share options exercised during the year ended December 31, 2006, 2005 and 2004 was $1.6 million, $0.1 million and $0.3 million, respectively. At December 31, 2006, the total intrinsic value was $3.8 million and $3.5 million for stock options outstanding and exercisable, respectively.

        The following table summarizes restricted stock activity during the years ended December 31, 2004, 2005 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2003	1,115,000	$1.28
Granted	236,070	$6.39
Vested	(371,673)	$1.28
Forfeited	(168,399)	$2.09

Outstanding at December 31, 2004	810,998	$2.60
Granted	359,640	$3.94
Vested	(433,623)	$2.30
Forfeited	(75,634)	$4.58

Outstanding at December 31, 2005	661,381	$3.30
Granted	220,894	$5.14
Vested	(445,025)	$2.71
Forfeited	(24,218)	$4.83

Outstanding at December 31, 2006	413,032	$4.83

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of December 31, 2006, there was $0.6 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 1.9 years.

        The following table summarizes performance shares activity during the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	--	$--
Granted	220,894	5.14
Exercised	--	--
Forfeited	(10,449)	5.14

Outstanding at December 31, 2006	210,445	$5.14

        The fair value of performance shares is determined based on the closing price on the grant date. As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.1 years.

NOTE M – DEFINED BENEFIT PENSION, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS

On June 2006 the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley Inc. As a result, the Company no longer maintains the defined benefit plan and post retirement medical benefits plan summarized below.

Defined Benefit Plan

        In connection with the acquisition of Coeur Silver Valley acquired in 1999, the Company was required to maintain non-contributory defined benefit pension plans covering substantially all employees. Benefits for salaried plans were based on salary and years of service. Hourly plans were based on negotiated benefits and years of service. The Company’s funding policy was to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains and losses were amortized over plan participants’ expected future period of service using the straight-line method.

        Actuarial Present Value of Projected Benefit Obligation:

        The actuarial present value of our projected benefit obligations was determined using the following assumptions:

Factor	2005	2004
Discount Rate for Benefit Obligations	5.75%	6.0%
Expected Return on Plan Assets	6.0%	6.0%
Rate of Compensation Increases	5.0%	5.0%

        Expected rate of return on plan assets:

        The expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% as of both December 31, 2005 and 2004. The rate of return used was based on the plan’s experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions were paid from the plan. The plan had an expected return on plan assets of $0.3 million and $0.2 million for 2005 and 2004, respectively. The actual return on plan assets was $0.2 million and $0.3 million for 2005 and 2004, respectively. The discount rate was determined based on Moody’s Aaa bond rating.

        Plan assets and determination of fair value:

        The fair value of plan assets was determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix is in accordance with the plan’s investment policy which allowed for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The investment portfolio for the funded portion of the obligation is held in a trust. The Company’s funding policy was to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as was advisable under the circumstances. The Company had funded $0.4 million through June 1, 2006 (the date of the Coeur Silver Valley sale), and $0.7 million and $0.7 million in 2005 and 2004, respectively, toward the obligation. The plan assets were invested principally in commingled stock funds, mutual funds and securities issued by the United States government.

        Pursuant to the plan’s investment policy, the plan adopts more specific investment directives from time to time. The plan’s actual portfolio at December 31, 2005 had 60% equity investments and 40% fixed income investments. Since the performance of each asset class of the portfolio within any measurement period impacted its relative weight in the portfolio, the actual percentage of each asset class in the portfolio may not have matched to the current directive.

        The expected long-term rates of return for each asset class within the portfolio, and therefore the portfolio weighted average, was based on an estimate of the return for each of the securities within an asset class, currently benchmarked at 10.0% for equity investments, 3.0% for fixed income investments and 2% for cash and cash equivalents. For each type of investment within the Trust’s portfolio structure, the Trustees evaluated both returns and the relationship between risk and return. The expectation was that each asset class would produce a superior risk-adjusted return over a market cycle.

        The following table shows the expected long term rates of return associated with each asset class:

Asset Class	Actual Mix	Target Mix	Expected Long Term Rates of Return
Equity investments	60%	60%	10.00%
Fixed income investments	40%	35%	3.00%
Cash and cash equivalents	0%	5%	2.00%

Weighted average			7.15%

        The Trustees evaluated the level of volatility within the total Trust and each of its component investments. The Trustees set maximum volatility thresholds for each class of investment which consisted of 16% for equity investments, 7.25% for fixed income investments and 1% for cash and cash equivalents, with the total portfolio volatility expected to not exceed 11%. The Trustees then compared how these specific investments performed against other indexed funds and other managed portfolios with similar objectives. The specific criteria used to measure the performance was as follows:

1)	A targeted 7-11% average annualized return based on long-term historical market data;

2)	Expected returns over a market cycle that exceed the total portfolio indexed benchmark;

3)	Volatility that was not substantially greater than the portfolio indexed benchmark volatility of 11%; and

4)	Risk adjusted returns that were comparable with indexed benchmarks.

        The components of net periodic benefit costs were as follows:

	For the Year Ended December 31,
	2006	2005	2004
Assumptions:
Discount rate	--	5.75%	6.0%
Components of net periodic benefit cost:
Service cost	--	$309	$319
Interest cost	--	464	412
Expected return on plan assets	--	(261)	(215)
Amortization of prior service cost	--	59	56
Recognized actuarial loss	--	339	327

Net periodic benefit cost	--	$910	$899

The change in benefit obligation and plan assets and a reconciliation of funded status were as follows:

	At December 31,
	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,405	$7,494
Service cost	--	309
Interest cost	--	464
Benefits paid	(105)	(217)
Actuarial loss	--	355
Discontinued operations	(8,300)	--

Projected benefit obligation at end of year	$--	$8,405

Accumulated benefit obligation	$--	$6,606

Change in plan assets
Fair value of plan assets at beginning of year	$4,806	$4,098
Actual return on plan assets	--	205
Employer contributions	360	720
Benefits paid	(105)	(217)
Discontinued operations	(5,061)	--

Fair value of plan assets at end of year	$--	$4,806

Reconciliation of funded status
Funded status	$--	$(3,599)
Unrecognized actuarial loss	--	3,803
Unrecognized prior service cost	--	369

Net asset reflected in the consolidated balance sheet	$--	$573

Weighted average assumptions
Discount rate	--	5.75%
Expected long-term rate of return on plan assets	--	6.0%
Rate of compensation increase	--	5.0%

Post Retirement Medical Benefits

        In connection with the acquisition of Coeur Silver Valley in 1999, the Company reimbursed Asarco, Inc. (prior owner) for certain healthcare benefits for retired employees and their dependents who retired before September 9, 1999. There were ten active hourly and salaried employees of Coeur Silver Valley and three inactive participants eligible under Asarco’s post-retirement medical benefits plan. These post-retirement medical benefits were self-insured by the plan’s prior sponsor. The actuarial present value of the post retirement benefit obligation is determined as of December 31 for each of the years presented.

        Actuarial Present Value of Projected Benefit Obligation:

        The discount rate was determined based on Moody’s Aaa Bond Rating as reported on the last business day of the plan year plus 0.50%. The Company amortized its unrecognized, unfunded accumulated post-retirement benefit obligation using a straight-line method over a 3.1-year period. The 3.1-year estimate was based on the average remaining service period of the active participants.

        Expected long-term rate of return on plan assets

        No assets are held in a trust for the post retirement health care plan; therefore, there is no expected long-term rate of return assumption. A “pay as you go” funding method was utilized for this plan. The Company contributed $0.01 million and $0.2 million to the plan as benefit payments for 2005 and 2004, respectively.

        The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	At December 31,
	2006	2005
	(in thousands)
Assumptions:
Discount rate	--	5.75%
Change in benefit obligation
Net benefit obligation at beginning of year	$356	$1,973
Service cost	--	8
Interest cost	--	20
Prior service cost (credit)	--	(387)
Actuarial (gain) loss	--	(1,248)
Benefits paid	--	(10)
Discontinued operations	(356)	--

Net benefit obligation at end of year	--	$356

Change in plan assets
Assets at beginning of year	$--	$--
Benefits paid	--	(10)
Contributions	--	10

Assets at end of year	$--	$--

Reconciliation of funded status
Funded status at end of year	$--	$(356)
Unrecognized net actuarial (gain) loss	--	(815)
Unrecognized prior service cost (credit)	--	(262)

Net amount recognized at end of year (recorded
as accrued benefit cost in the accompanying
balance sheet)	$--	$(1,433)

        The components of net periodic benefit costs were as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Assumptions:
Discount rate	--	6.0%	6.0%
Components of net periodic benefit cost:
Service cost	--	$8	$17
Interest cost	--	20	116
Amortization of prior service cost	--	(125)	--
Amortization of actuarial gain	--	(372)	--

Net periodic pension cost (benefit)	--	$(469)	$133

        During 2005, an adjustment was required to reflect a decreased liability of $1.6 million related to a reduction in plan participation. This adjustment resulted in an actuarial gain. The amortization of the prior service cost of $0.4 million and the unrealized actuarial gain of $1.2 million is greater than 10% of the benefit obligation which required the gain to be amortized over the average remaining service period of the active participants, estimated to be approximately 3.1 years. The amortization of the unrealized gain is included as a component on net periodic benefit cost. The Company also amortized the unrecognized actuarial gain over the same period.

        A 1% change in assumed medical trend rates would have had the following effects:

	(in thousands)
	1% Increase		1% Decrease
	2005	2004	2005	2004
Effect on total of service and interest cost components	$2	$8	$(2)	$(7)
Effect on postretirement benefit obligation	$22	$106	$(19)	$(91)

        Postretirement benefits included medical benefits for retirees and their dependents.

        In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Our accumulated postretirement benefit obligation and net periodic postretirement obligation do not reflect the effects that the requirements of this law since eligibility under this plan ends at age 65.

Defined Contribution Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $1.2 million, $0.9 million and $0.9 million for 2006, 2005 and 2004, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

        The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution, up to a maximum of 3% of the employees’ compensation. Contributions to the plan charged to operations were $0.6 million, $0.5 million and $0.5 million in 2006, 2005, and 2004, respectively.

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

Forward Foreign Exchange Contracts

        During 2006 and 2005, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts entered into in 2006 require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 531 pesos to each U.S. dollar. At December 31, 2006 and 2005, the Company had foreign exchange contracts of $4.8 million and $7.2 million in U.S. dollars, respectively. For the years ended December 31, 2006 and 2005, the Company recorded a realized gain (loss) of approximately $(0.4) million and $0.1 million, respectively, in connection with its foreign currency hedging program. As of December 31, 2006, the fair value of the foreign exchange contracts was a liability of $0.1 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$(171)	$--	$131
Reclassification to earnings	379	(68)	8
Change in fair value	(268)	(103)	(139)

Ending balance	$(60)	$(171)	$--

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of December 31, 2006, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract. For the year ended December 31, 2004, the Company incurred realized hedging losses of $1.2 million.

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

        At December 31, 2006, the Company had outstanding receivables for provisionally priced sales of $74.5 million, consisting of 4.6 million ounces of silver and 29,577 ounces of gold, which had a fair market value of approximately $75.6 million including the embedded derivative.

        At December 31, 2005, the Company had outstanding receivables for provisionally priced sales of $47.0 million, consisting of 3.5 million ounces of silver and 40,000 ounces of gold, which had a fair market value of approximately $49.3 million including the embedded derivative.

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

NOTE O — COMMITMENTS AND CONTINGENCIES

Labor Union Contract

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 12, 2006 to June 11, 2008. As of December 31, 2006, the Company had approximately 20% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by mid-2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of December 31, 2006, the total amount expected to be incurred under this plan is approximately $3.4 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of December 31, 2006 was $2.0 million and was charged to production costs. The following is a description of the changes to the Company’s termination benefits for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Beginning Balance	$542	$--	$--
Accruals	1,803	542	--
Payments	(386)	--	--

Ending Balance	$1,959	$542	$--

NOTE P — SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 47%, 45% and 59% of total metals sales in 2006, 2005 and 2004, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 53%, 55% and 41% of metals sales in 2006, 2005 and 2004, respectively. The loss of any one smelter customer could have a material adverse effect on the Company in the event of the possible unavailability of alternative smelters.

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

        The operating segments are managed separately because each segment represents a distinct use of Company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to a smelter located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Noordeutche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Zinifex, an Australia smelter. The Company’s exploration programs are included as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Revenues from silver sales were $147.8 million, $91.9 million and $63.1 million in 2006, 2005, and 2004, respectively. Revenues from gold sales were $68.8 million, $64.4 million and $45.9 million in 2006, 2005, and 2004, respectively.

        Financial information relating to the Company’s segments is as follows:

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Project	Kensington Project	Other	Total
2006
Total net sales and revenues	$102,393	$50,293	$34,733	$5,363	$23,791	$--	$--	$--	$216,573

Depreciation and depletion	$13,745	$5,795	$1,313	$490	$5,120	$--	$--	$309	$26,772
Interest income	--	663	39	--	--	--	8	17,276	17,986
Interest expense	--	84	--	--	--	--	--	1,140	1,224
Litigation settlement	--	--	--	--	--	--	--	(2,365)	(2,365)
Income tax (benefit)
provision from
continuing operations	--	(2,930)	4,689	--	--	--	--	6,500	8,259
Segment profit (loss)	55,109	22,652	17,290	4,977	19,427	(6)	(1,030)	(4,413)	114,006
Segment assets (A)	87,423	49,428	11,596	14,508	29,740	59,080	207,745	10,326	469,846
Capital expenditures	1,225	7,555	2,481	--	--	14,597	121,552	588	147,998

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Project	Kensington Project	Other	Total
2005
Total net sales and revenues	$69,636	$59,624	$20,606	$2,148	$4,270	$--	$--	$--	$156,284

Depreciation and depletion	$10,403	$5,064	$860	$411	$1,807	$--	$35	$309	$18,889
Interest income	--	154	(1)	--	--	--	--	9,036	9,189
Interest expense	--	26	--	--	--	--	--	2,459	2,485
Litigation settlement	--	--	--	--	--	--	--	(1,600)	(1,600)
Income tax (benefit)
provision from
continuing operations	--	2,154	(863)	--	--	--	--	192	1,483
Segment profit (loss)	24,876	22,978	6,105	1,700	3,282	(119)	(7,143)	(12,476)	39,203
Segment assets (A)	82,806	45,474	6,291	14,999	34,860	32,687	80,653	7,982	305,752
Capital expenditures	1,197	2,731	2,108	15,410	36,667	10,477	44,201	499	113,290

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Project	Kensington Project	Other	Total
2004
Total net sales and revenues	$64,005	$35,267	$9,775	$--	$-	$--	$--	$--	$109,047

Depreciation and depletion	$10,229	$4,588	$1,669	$--	$-	$4	$52	$291	$16,833
Interest income	--	13	--	--	--	--	--	3,626	3,639
Interest expense	1	123	--	--	--	--	--	2,707	2,831
Loss on forward sales
contracts	--	--	--	--	--	--	--	(936)	(936)
Income tax (benefit)
provision from continuing
operations	--	(4,403)	--	--	--	--	--	(1,382)	(5,785)
Merger expenses	--	--	--	--	--	--	--	15,676	15,676
Segment profit (loss)	26,784	9,638	(387)	--	--	(4,549)	(7,347)	(11,684)	12,455
Segment assets (A)	75,529	30,898	3,387	--	--	21,304	25,833	5,813	162,764
Capital expenditures	3,548	2,451	689	--	--	950	83	642	8,363

Notes:

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

	2006	2005	2004
Income (loss)
Total segment profit	$114,006	$39,203	$12,455
Depreciation and amortization	(26,772)	(18,889)	(16,833)
Interest expense	(1,224)	(2,485)	(2,831)
Other	(2,365)	(1,600)	(16,612)

Income (loss) from continuing
operations before income taxes	$83,645	$16,229	$(23,821)

Assets
Total assets for reportable segments	$469,846	$305,752	$162,764
Cash and cash equivalents	270,672	54,896	65,218
Short-term investments	70,373	185,446	256,843
Other assets	38,735	33,894	28,350
Assets held for sale	--	14,828	12,602

Total consolidated assets	$849,626	$594,816	$525,777

Geographic Information
2006	Revenues	Long-Lived Assets
United States	$102,393	$218,236
Australia	29,154	44,253
Chile	50,293	20,295
Argentina	34,733	3,700
Bolivia	--	50,858
Other foreign countries	--	214

Total	$216,573	$337,556

2005
United States	$69,636	$101,338
Australia	6,418	49,860
Chile	59,624	19,407
Argentina	20,606	2,568
Bolivia	--	32,194
Other foreign countries	--	237

Total	$156,284	$205,604

2004
United States	$64,005	$54,306
Australia	--	--
Chile	35,267	15,332
Argentina	9,775	1,050
Bolivia	--	21,103
Other foreign countries	--	144

Total	$109,047	$91,935

(a)	Includes property, plant and equipment and mineral properties.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company will (i) pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) accomplish certain cleanup work on the Mineral Point property and Caladay property, and (iii) make a conveyance to the U.S. or the State of Idaho of certain real property to possibly be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company will be obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and expires May 14, 2021. As of December 31, 2006, $2.5 million (including discontinued operations) of the $3.0 million was paid. It is expected that the remaining $0.5 million will be paid in the first half of 2007.

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

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument on December 4, 2006. There is no indication of when the Circuit Court may rule on the merits of appeal. The Company is unable to predict the outcome of the litigation.

        This litigation has contributed to an increase in capital costs. While the Company believes it will ultimately prevail in the defense of the awarded permits, in the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that an adverse legal decision could render the project uneconomic and an asset impairment would be necessary. As a result of the increase in capital and operating costs at the Kensington project, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $510 per ounce. As of December 31, 2006, the Kensington project has a carrying value of $206 million.

NOTE S — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2006:
Sales of metal	$44,854	$54,041	$50,606	$67,072
Income (loss) from continuing operations	$13,726	$20,132	$18,378	$23,183
Income (loss) from discontinued operations	612	12,516	(27)	(33)

Net income (loss)	$14,338	$32,648	$18,351	$23,150
Basic net income (loss) per share
Income (loss) from continuing operations	$0.06	$0.07	$0.07	$0.08
Income (loss) from discontinued operations	--	0.05	--	--

Net income (loss)	$0.06	$0.12	$0.07	$0.08
Diluted net income (loss) per share
Income (loss) from continuing operations	$0.05	$0.07	$0.06	$0.08
Income (loss) from discontinued operations	--	0.04	--	--

Net income (loss)	$0.05	$0.11	$0.06	$0.08

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands - Except Per Share Data)
2005:
Sales of metal	$32,235	$33,504	$39,281	$51,264
Income (loss) from continuing operations	$(784)	$(529)	$4,722	$11,337
Income (loss) from discontinued operations	(361)	(1,172)	(1,269)	(1,393)

Net income (loss)	$(1,145)	$(1,701)	$3,453	$9,944
Basic net income (loss) per share
Income (loss) from continuing operations	$0.00	$0.00	$0.02	$0.05
Income (loss) from discontinued operations	--	(0.01)	(0.01)	(0.01)

Net income (loss)	$0.00	$(0.01)	$0.01	$0.04
Diluted net income (loss) per share
Income (loss) from continuing operations	$0.00	$0.00	$0.02	$0.04
Income (loss) from discontinued operations	--	(0.01)	(0.01)	--

Net income (loss)	$0.00	$(0.01)	$0.01	$0.04