Form 10-Q
period 2007-03-31
COEUR D ALENE MINES CORP
filed 2007-05-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 278,482,463 shares were issued and outstanding as of May 7, 2007.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	March 31, 2007 and December 31, 2006
	Consolidated Statements of Operations and	5
	Comprehensive Income - Unaudited
	Three Months Ended March 31, 2007 and 2006
	Consolidated Statements of Cash Flows - Unaudited	6
	Three Months Ended March 31, 2007 and 2006
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
Part II.	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	47
Item 6.	Exhibits	53

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$277,988	$270,672
Short-term investments	43,414	70,373
Receivables	36,603	43,233
Ore on leach pad	31,800	31,302
Metal and other inventory	17,077	16,341
Deferred tax assets	4,111	3,629
Prepaid expenses and other	5,693	6,047

	416,686	441,597
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	142,338	132,315
Less accumulated depreciation	(65,932)	(64,206)

	76,406	68,109
MINING PROPERTIES
Operational mining properties	132,425	130,447
Less accumulated depletion	(119,956)	(116,361)

	12,469	14,086
Mineral interests	74,219	72,201
Less accumulated depletion	(8,579)	(7,828)

	65,640	64,373
Non-producing and development properties	222,992	190,988

	301,101	269,447
OTHER ASSETS
Ore on leach pad, non-current portion	39,173	35,367
Restricted cash and cash equivalents	19,611	19,492
Debt issuance costs, net	5,075	5,151
Deferred tax assets	1,589	2,544
Other	7,944	7,919

	73,392	70,473

TOTAL ASSETS	$867,585	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,665	$22,315
Accrued liabilities and other	10,272	11,865
Accrued income taxes	12,829	10,317
Accrued payroll and related benefits	6,201	8,527
Accrued interest payable	469	1,031
Current portion of reclamation and mine closure	4,451	4,460

	61,887	58,515
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	27,369	27,226
Other long-term liabilities	2,989	2,891

	210,358	210,117
COMMITMENTS AND CONTINGENCIES
(See Notes H, I, J, L, M and N)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued
279,526,451 and 279,054,344 shares in 2007 and 2006 (1,059,211 shares held in treasury)	279,526	279,054
Additional paid-in capital	777,826	777,798
Accumulated deficit	(449,203)	(463,221)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	381	553

	595,340	580,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$867,585	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Sales of metal	$50,860	$44,854
COSTS AND EXPENSES
Production costs applicable to sales	21,020	20,099
Depreciation and depletion	7,021	6,318
Administrative and general	6,174	5,090
Exploration	2,882	1,968
Litigation settlement	507	--

Total cost and expenses	37,604	33,475

OTHER INCOME AND EXPENSE
Interest and other income	4,550	2,521
Interest expense, net of capitalized interest	(87)	(521)

Total other income and expense	4,463	2,000

Income from continuing operations before income taxes	17,719	13,379
Income tax benefit (provision)	(3,701)	347

INCOME FROM CONTINUING OPERATIONS	14,018	13,726
Income from discontinued operations, net of income taxes	--	612

NET INCOME	14,018	14,338
Other comprehensive income (loss)	(172)	4

COMPREHENSIVE INCOME	$13,846	$14,342

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income from continuing operations	$0.05	$0.06
Income from discontinued operations	--	--

Net income	$0.05	$0.06

Diluted income per share:
Income from continuing operations	$0.05	$0.05
Income from discontinued operations	--	--

Net income	$0.05	$0.05

Weighted average number of shares of common stock
Basic	277,677	252,485
Diluted	302,170	277,383

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,018	$14,338
Add (deduct) non-cash items:
Depreciation and depletion	7,021	6,318
Deferred taxes	373	(2,073)
Unrealized gain on embedded derivative, net	(35)	(1,559)
Share based compensation	562	625
Other charges	21	502
Changes in Operating Assets and Liabilities:
Receivables and other current assets	7,408	5,166
Inventories	(5,041)	(4,590)
Accounts payable and accrued liabilities	(1,660)	(918)
Discontinued operations	--	(645)

CASH PROVIDED BY OPERATING ACTIVITIES	22,667	17,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(33,311)	(143,621)
Proceeds from sales of short-term investments	60,160	38,216
Capital expenditures	(42,003)	(27,806)
Other	468	(241)
Discontinued operations	--	(497)

CASH USED IN INVESTING ACTIVITIES	(14,686)	(133,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	154,560
Payment of public offering costs	--	(8,388)
Common stock repurchased	(277)	(739)
Other	(388)	47

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(665)	145,480

INCREASE IN CASH AND CASH EQUIVALENTS	7,316	28,695
Cash and cash equivalents at beginning of period	270,672	54,896

Cash and cash equivalents at end of period	$277,988	$83,591

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2006.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $1.8 million and $1.7 million during the three months ended March 31, 2007 and 2006, respectively, are recorded as a reduction of revenue.

        At March 31, 2007, the Company had outstanding provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 23,000 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $23,000. At March 31, 2006, the Company had outstanding provisionally priced sales of $36.5 million, consisting of 2.6 million ounces of silver and 22,000 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $26,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $22,000.

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities and investment-grade auction rate securities, all classified as available-for-sale and reported at fair value with maturities that range from three months to forty years. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss. The Company maintains a pledge of collateral agreement to reserve $1.0 million against the investment portfolio to cover credit exposure related to ACH transactions.

        Prior to December 31, 2006, the Company classified its auction rate securities as cash and cash equivalents because the securities were highly liquid and the periods between interest rate resets generally did not exceed 90 days. During the fourth quarter of 2006, the Company determined that, pursuant to SFAS 95, “Statement of Cash Flows”, its auction securities should not have been classified as cash equivalents because their contractual maturities exceed 90 days. The Company classified its auction rate securities as of December 31, 2006 as short term investments.

        The Company also corrected the classification in its March 31, 2006 financial statement presentation by reclassifying $264.1 million of auction rate securities as of March 31, 2006 from cash and cash equivalents to short-term investments. As a result, the following table shows the amounts, as originally presented in the Company’s Form 10-Q, for the three months ended March 31, 2006 and the corrected 2006 amounts as presented in its Form 10-Q for the three months ended March 31, 2007. This reclassification had no effect on total current assets, stockholders’ equity, net income (loss), net income (loss) per share or on cash provided by operating activities.

For the Three Months Ended March 31, 2006	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$347,651	$(264,060)	$83,591
Short-term Investments	26,690	264,060	290,750
Net Cash Used in Investing Activities	(29,609)	(104,340)	(133,949)
Increase (decrease) in Cash and Cash Equivalents	133,035	(104,340)	28,695

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

        The Company reported ore on leach pad of $71.0 million as of March 31, 2007. Of this amount, $31.8 million is reported as a current asset and $39.2 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

        The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years.

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

        Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis, are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2007 and December 31, 2006, the Company held certificates of deposit and cash under these agreements of $19.6 million and $19.5 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

        The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2007 for awards of equity instruments was $0.6 million. As of March 31, 2007, there was $5.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.6 years.

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

        Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income (loss) include the following:

(In Thousands)	Three Months Ended March 31,
	2007	2006
Net income	$14,018	$14,338
Unrealized gain on marketable securities	95	102
Change in fair value of cash flow hedges, net of settlements	(273)	(96)
Other	6	(2)

	$13,846	$14,342

Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible senior notes outstanding in the three months ended March 31, 2007 and 2006 are as follows:

	For the Period Ended March 31, 2007			For the Period Ended March 31, 2006
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to
common stockholders	$14,018	277,677	$0.05	$14,338	252,485	$0.06
Effect of Dilutive Securities
Equity awards	--	809	--	--	1,214	--
1.25% Convertible Notes	74	23,684	--	494	23,684	--

Diluted EPS
Net income (loss) available to
common stockholders	$14,092	302,170	$0.05	$14,832	277,383	$0.05

        For the three months ended March 31, 2007, options to purchase 645,293 shares of common stock at prices between $4.81 to $8.94 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options expire between 2007 to 2017.

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities.

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify the income statement results from historical presentation to assets and liabilities of discontinued operations and to (loss) income from discontinued operations in the consolidated statements of operations for the period ended March 31, 2006. The consolidated statements of cash flows have been reclassified for discontinued operations for the period ended March 31, 2006. In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet as of March 31, 2006. We also made corresponding adjustments to the consolidated statements of cash flows for all of the periods presented.

        Recent Accounting Pronouncements: In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were adopted beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2005 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest or penalties at March 31, 2007.

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

NOTE C — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Concentrate and dore inventory	$10,132	$9,680
Supplies	6,945	6,661

Metal and other inventories	$17,077	$16,341

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owned and operated the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash plus a post-closing working capital adjustment of $1.1 million. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for the period ended March 31, 2006.

        The following table details selected financial information included in income (loss) from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2006 (in thousands):

Three Months Ended March 31, 2006
Sales of metal	$5,710
Production costs applicable to sales	(4,260)
Depreciation and depletion	(595)
Mining exploration	(210)
Other	(33)

Income (loss) from discontinued operations	$612

NOTE E — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $1.4 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.

Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for the three months ended March 31, 2007 and 2006, amounted to $2.2 million and $2.7 million, respectively.

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

        The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.7 million shares reserved for issuance under this plan at March 31, 2007. Of the 5.7 million shares, 3.7 million shares can be issued for future grants. There are 1.5 million options and 0.5 million performance shares outstanding under this plan. Under the previous long-term incentive plan, the number of shares authorized to be issued were 2.9 million. There were 0.6 million shares reserved for issuance at March 31, 2007 for stock options previously awarded. No further awards will be made under this plan.

Non-Employee Directors’ Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the first quarter of 2007 and 2006, 35,486 and 35,042 shares were issued in lieu of $0.2 million and $0.2 million, respectively, of Directors’ fees. At March 31, 2007, 0.4 million shares are reserved for issuance under this plan. Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At March 31, 2007, 0.5 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.

        As of March 31, 2007 and 2006, options to purchase 2,535,065 shares and 2,352,382 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $8.94 per share.

        Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. Exercise prices are equal to the fair market value of the shares on the date of the grant. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.

        Restricted stock grants are based on the fair market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.

        Performance shares grants are based on the fair market value of the underlying shares on the date of grant. Vesting is contingent on meeting certain performance measures based on relative total shareholder return. The performance shares vest at the end of the three-year service period. Performance share grants under the plan initially assume that the performance measure will be achieved. If such performance measures are not met, no further compensation cost is recognized and, if determined improbable of achieving the performance measures, any previously recognized compensation is reversed.

        Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses, production costs and the cost of self-constructed property, plant and equipment as deemed appropriate.

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the quarters ended March 31, 2007 and 2006.

        The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006 for awards of equity instruments was $0.6 million and $0.6 million, respectively. As of March 31, 2007, there was $5.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.6 years.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or less than $0.01 per basic and diluted share, for the three months ended March 31, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.3 million for the three months ended March 31, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the Long-Term Incentive Plan for the three months ended March 31, 2007 and 2006 was $0 and $0.3 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows.

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average fair value of options granted	$2.35	$3.35
Expected volatility	58.9%	68.5%
Expected life	6 years	6 years
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	--	--

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

        The following table summarizes stock option activity during the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2006	2,089,650	$3.56
Granted	462,015	3.99
Canceled/expired	(16,600)	15.19

Stock options outstanding at March 31, 2007	2,535,065	$3.56

        Options exercisable at March 31, 2007, were 1,705,171 with a weighted average exercise price of $3.21.

        As of March 31, 2007, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $1.4 million and the weighted average period over which these awards are expected to be recognized was 2.6 years.

        The following table summarizes restricted stock activity during the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	413,032	$4.83
Granted	497,990	3.99
Vested	(190,156)	(4.99)

Outstanding at March 31, 2007	720,866	$4.21

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of March 31, 2007, there was $2.1 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.7 years.

        The following table summarizes performance shares activity during the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	210,445	$5.14
Granted	306,852	3.99

Outstanding at March 31, 2007	517,297	$4.46

        The fair value of performance shares is determined based on the closing price on the grant date. As of March 31, 2007, there was $1.7 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.5 years.

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

        For the three months ended March 31, 2007, the Company reported an income tax provision of approximately $3.7 million compared to an income tax benefit of $0.3 million at March 31, 2006. The following table summarizes the components of the Company’s income tax provision (benefit) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Current:
United States - Alternative minimum tax	$(233)	$(100)
United States - Foreign withholding	(383)	(323)
Foreign - Argentina	(1,598)	(611)
Foreign - Australia	(1,114)	(693)
Deferred:
Foreign - Argentina	175	213
Foreign - Australia	100	(226)
Foreign - Chile	(648)	2,087

Income tax benefit (provision)	$(3,701)	$347

        The income tax provision for the three months ended March 31, 2007 and 2006 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets. During the first quarter of 2007, the Company recorded $0.5 million in additional income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). For the period ending March 31, 2006, CSV was classified as held for sale and reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Sumitomo Corporation and Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold by the mines’ operators to Zinifex, an Australia smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Segment operating results and capital expenditures for the three months ended March 31, 2007 and segment assets as of March 31, 2007 were as follows:

Segment Reporting (In Thousands)
	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Sales of metal	$27,462	$9,781	$8,012	$1,879	$3,726	$--	$--	$--	$50,860
Depreciation and depletion	4,416	1,391	350	157	594	--	--	113	7,021
Interest income	--	284	(3)	--	--	--	--	4,173	4,454
Interest expense	--	11	--	--	--	--	--	76	87
Income tax (benefit)
expense	--	648	1,496	--	--	--	20	1,537	3,701
Segment profit (loss)	15,759	5,095	2,361	1,723	3,142	--	(162)	(2,584)	25,334
Segment assets (A)	88,091	43,451	11,672	16,369	29,146	75,282	234,624	9,218	507,853
Capital expenditures	1,013	1,943	629	2,018	--	11,298	24,918	184	42,003

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended March 31, 2006
Sales of metal	$22,204	$10,714	$5,427	$566	$5,943	$--	$--	$--	$44,854
Depreciation and depletion	3,038	1,322	242	110	1,533	--	--	73	6,318
Interest income	--	48	4	--	--	--	--	2,892	2,944
Interest expense	--	27	--	--	--	--	--	494	521
Income tax (benefit)
expense	--	(2,087)	491	--	--	--	--	1,249	(347)
Segment profit (loss)	10,460	5,322	2,063	509	4,348	(3)	(7)	(2,474)	20,218
Segment assets of continuing
operations (A)	83,081	42,621	6,974	15,253	34,571	34,320	99,966	6,965	323,751
Capital expenditures	159	1,100	683	--	--	1,944	23,752	168	27,806

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

        The following tables reconcile total segment profit and segment assets to those presented in the Company’s consolidated financial statements:

	Three Months Ended March 31,
	2007	2006
Income from continuing operations before income taxes
Total segment profit	$25,334	$20,218
Depreciation and amortization	(7,021)	(6,318)
Interest expense	(87)	(521)
Litigation settlement	(507)	--

Income from continuing operations before income taxes	$17,719	$13,379

Assets
Total assets for reportable segments	$507,853	$323,751
Cash and cash equivalents	277,988	83,591
Short-term investments	43,414	290,750
Other assets	38,330	35,600
Total assets held for sale	--	15,877

Total consolidated assets	$867,585	$749,569

Geographic Information
Three Months Ended March 31, 2007	Revenues	Long-Lived Assets
United States	$27,462	$241,632
Australia	5,605	45,523
Chile	9,781	20,974
Argentina	8,012	3,986
Bolivia	--	65,186
Other Foreign Countries	--	206

Total	$50,860	$377,507

Three Months Ended March 31, 2006	Revenues	Long-Lived Assets
United States	$22,204	$117,843
Australia	6,509	48,221
Chile	10,714	19,298
Argentina	5,427	3,013
Bolivia	--	33,677
Other Foreign Countries	--	228

Total	$44,854	$222,280

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

        Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Asset retirement obligation - January 1	$29,909	$23,524
Accretion	565	445
Settlements	(306)	(169)

Asset retirement obligation - March 31	$30,168	$23,800

        In addition, the Company has accrued $1.7 million and $1.0 million as of March 31, 2007 and 2006, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

NOTE I — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company enters into derivative instruments to manage the Company’s exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts, which qualify and are designated as cash flow hedges, are recorded as other comprehensive income or loss and such amounts are recognized into earnings as the associated contracts are settled.

Forward Foreign Exchange Contracts

        The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At March 31, 2007, the Company had foreign exchange contracts of $10.8 million in U.S. dollars. For the three months ended March 31, 2007 and 2006, the Company recorded a realized loss of less than $0.1 million in each period in connection with its foreign currency hedging program. As of March 31, 2007, the fair value of the foreign exchange contracts was a liability of $0.3 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	March 31,
	2007	2006
Beginning balance	$(60)	$(171)
Reclassification to earnings	22	18
Change in fair value	(295)	(114)

Ending balance	$(333)	$(267)

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of March 31, 2007, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

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

        At March 31, 2007 the Company had outstanding receivables for provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 22,600 ounces of gold, which had a fair value of approximately $52.5 million, including the embedded derivative.

NOTE J- LONG-TERM DEBT

1 ¼% Senior Convertible Notes

        The $180.0 million principal amount of 1 ¼% Senior Convertible Notes due January 2024 outstanding at March 31, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

        The Company is required to make semi-annual interest payments. The Senior Convertible Notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The Senior Convertible Notes are due at maturity on January 15, 2024.

        The fair value of the Senior Convertible Notes is determined by market transactions on or near March 31, 2007 and December 31, 2006, respectively. The fair value of the Senior Convertible Notes as of March 31, 2007 and December 31, 2006 was $158.4 million and $163.8 million, respectively.

NOTE K- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.3 million and $0.3 million in the first quarters of 2007 and 2006, respectively.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.3 million and $0.2 million in the first quarter of 2007 and 2006, respectively.

        As a result of the sale of Coeur Silver Valley, the Company no longer maintains a post-retirement medical and/or defined benefit pension plans.

NOTE L- COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 12, 2006 to June 11, 2008. As of March 31, 2007, the Company had approximately 17% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by the third quarter of 2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of March 31, 2007, the total amount expected to be incurred under this plan is approximately $3.3 million. The liability is recognized ratably over the minimum future service period with a corresponding charge to production expense. The amount accrued as of March 31, 2007 was $2.0 million.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Beginning Balance	$1,959	$542
Accruals	139	739
Payments	(89)	(294)

Ending Balance	$2,009	$987

NOTE M- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 54.0% and 49.5% of total metals sales for the three months ended March 31, 2007 and 2006, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 46.0% and 50.5% of metals sales for the three months ended March 31, 2007 and 2006, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company (i) will pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) has accomplished certain cleanup work on the Mineral Point property and Caladay property, and (iii) has made a conveyance to the U.S. of certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company was obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and was to expire May 14, 2021. As of March 31, 2007, $2.5 million of the $3.0 million has been paid, and the remaining $0.5 million was paid early in the second quarter of 2007.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service (“USFS”) made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The USFS believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

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

        In January 2003, the USFS made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the USFS is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument on December 4, 2006 .

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. This Order further announced that the Circuit Court intended to reverse the District Court’s upholding of the Section 404 permit, vacate the permit authorizing the lake tailings facility and remand the order to the District Court with instructions to enter summary judgments in favor of the Plaintiffs. The Court stated that it planned to publish an opinion in the case that would explain the reasons for its holding in greater detail and directed that all tailings pond construction-related activities cease. The Court has not yet published such opinion. Once the Court publishes its opinion explaining its ruling, the Company will consider all options of appeal. The Company cannot now predict the ultimate outcome of the litigation as a final order has not been issued.

        This litigation has contributed to an increase in capital costs. While the Company believes it will ultimately prevail in the defense of the awarded permits, in the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that an adverse legal decision could render the project uneconomic and an asset impairment would be necessary. Assuming the Company prevails in the permit challenge, the Company estimates that as a result of the increase in capital and operating costs at the Kensington project, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $535 per ounce. As of March 31, 2007, the Kensington project has a carrying value of its long-lived assets of $231 million.

NOTE O – SUBSEQUENT EVENT

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies. Bolnisi is the majority shareholder of Palmarejo, holding 73.6% of its outstanding shares. Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own. It is anticipated that this will result in Coeur issuing a total of approximately 271.3 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share and C$0.004 (US$0.003) per Palmarejo share.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo, the completion of satisfactory due diligence by Coeur (which is to be completed by June 2, 2007) and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals, including those of antitrust agencies). The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction. Both arrangements require approval by the applicable courts in Canada and Australia. Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the third quarter of 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This document contains numerous forward-looking statements relating to the Company’s gold and silver mining business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the Company believes reasonable, but involve significant risks and uncertainties, including the risks set forth under Part II Item 1A below, as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company’s future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the first three months of 2007 was $13.30 and $650 per ounce, respectively. The market price of silver and gold on May 8, 2007 was $13.39 per ounce and $684 per ounce, respectively.

        The Company’s operating mines are the Rochester mine in Nevada, the Cerro Bayo mine in Chile, the Martha mine in Argentina and the Endeavor and Broken Hill mines in Australia. As of March 31, 2006, the Company classified the Silver Valley (Galena) mine as held for sale and its operating results have been reported as discontinued operations.

Operating Highlights and Statistics

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production was 1,182,796 ounces and gold production was 14,289 ounces during the first quarter of 2007 compared to 1,148,363 ounces of silver and 16,117 ounces of gold in the first quarter of 2006. Total cash costs per ounce increased to $4.92 from $4.32 in the first quarter of 2006. The increase in cash cost per ounce is primarily due to decreased by-product credits and higher operating costs.

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 351,948 ounces and 9,428 ounces of gold in the first quarter of 2007 compared to 515,822 ounces of silver and 8,794 ounces of gold in the first quarter of 2006. The decline in silver production was primarily due to a 41.7% decrease in tons mined as a result of the Company transitioning its mining activities to higher-grade areas of the mine. Total cash costs per ounce in the first quarter of 2007 was $1.21 per ounce compared to $3.46 per ounce in 2006. The decrease in cash cost per ounce is primarily due to lower overall operating costs primarily attributed to lower tons mined and higher grades.

        Martha Mine:

        At the Martha Mine in Southern Argentina, silver production was 623,098 ounces in the first quarter of 2007 compared to 543,486 ounces in the first quarter of 2006. The increase in silver production was primarily due to higher silver and gold grades partially offset by lower tons mined. Total cash costs per ounce in the first quarter of 2007 were $6.11 per ounce compared to $4.93 per ounce in 2006. The increase in total cash cost per ounce was primarily due to higher costs of labor and taxes, including increased royalties resulting from higher realized metal prices in the first quarter of 2007 compared to the first quarter of 2006.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $39.1 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $23.7 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for new ounces of proven and probable silver reserves.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The Company has received approximately 0.7 million payable ounces to date and the current ore reserve contains approximately 15.3 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, bears interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option for CBH to extend the term for an additional six months. No advances have been drawn under the facility as of March 31, 2007.

        Production at the Endeavor mine in the first quarter of 2007 was 160,277 ounces of silver compared to 84,280 ounces of silver in the first quarter of 2006. Total cash costs per ounce of silver produced was $3.19 in the first quarter of 2007 compared to $2.13 in the first quarter of 2006.

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

        Production at the Broken Hill Mine in the first quarter of 2007 was 302,848 ounces compared to 557,311 ounces in the first quarter of 2006. The decrease in silver production is primarily due to a 43% decrease in tons mined as a result of a mine fatality which temporarily halted certain operating activities. Normal production levels have resumed. Total cash costs per ounce of silver production was $3.16 in the first quarter of 2007 compared to $2.89 in the first quarter of 2006.

The Bolnisi and Palmarejo Transactions

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies. Bolnisi is the majority shareholder of Palmarejo, holding 73.6% of its outstanding shares. Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own. It is anticipated that this will result in Coeur issuing a total of approximately 271.3 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share and C$0.004 (US$0.003) per Palmarejo share.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo, the completion of satisfactory due diligence by Coeur (which is to be completed by June 2, 2007) and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals, including those of antitrust agencies). The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction. Both arrangements require approval by the applicable courts in Canada and Australia. Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the third quarter of 2007.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Rochester
Tons processed	2,083,272	2,531,900
Ore grade/Ag oz	0.76	0.67
Ore grade/Au oz	0.007	0.014
Recovery/Ag oz (A)	75.0%	67.4%
Recovery/Au oz (A)	92.6%	46.5%
Silver production ounces	1,182,796	1,148,363
Gold production ounces	14,289	16,117
Cash cost/oz	$4.92	$4.32
Total cost/oz	$8.77	$7.61
Cerro Bayo
Tons milled	58,450	100,275
Ore grade/Ag oz	6.35	5.54
Ore grade/Au oz	0.171	0.095
Recovery/Ag oz	94.9%	92.9%
Recovery/Au oz	94.1%	92.2%
Silver production ounces	351,948	515,822
Gold production ounces	9,428	8,794
Cash cost/oz	$1.21	$3.46
Total cost/oz	$5.09	$5.94
Martha Mine
Tons milled	8,200	8,849
Ore grade/Ag oz	79.64	65.86
Ore grade/Au oz	0.108	0.082
Recovery/Ag oz	95.4%	93.3%
Recovery/Au oz	94.5%	92.3%
Silver production ounces	623,098	543,486
Gold production ounces	835	670
Cash cost/oz	$6.11	$4.93
Total cost/oz	$6.55	$5.37
Endeavor
Tons milled	281,781	103,003
Ore grade/Ag oz	0.90	1.30
Recovery/Ag oz	62.9%	62.9%
Silver production ounces	160,277	84,280
Cash cost/oz	$3.19	$2.13
Total cost/oz	$4.17	$3.43
Broken Hill
Tons milled	301,617	527,096
Ore grade/Ag oz	1.14	1.46
Recovery/Ag oz	87.9%	72.3%
Silver production ounces	302,848	557,311
Cash cost/oz	$3.16	$2.89
Total cost/oz	$5.12	$5.64
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	2,620,967	2,849,262
Gold ounces	24,552	25,581
Cash cost per oz/silver	$4.40	$3.94
Total cost/oz	$7.05	$6.37
CONSOLIDATED SALES TOTALS (B)
Silver ounces sold	2,676,435	2,877,890
Gold ounces sold	24,632	25,734
Realized price per silver ounce	$13.74	$10.36
Realized price per gold ounce	$645	$588

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

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

Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs set forth below.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

Three Months Ended March 31, 2006
Silver Valley/Galena
Tons milled	32,652
Ore grade/Silver oz	15.91%
Recovery/Silver oz	96.2%
Silver production ounces	499,647
Cash cost/oz	$9.24
Total cost/oz	$10.43
Gold production	122

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in the Statement of Operations:

THREE MONTHS ENDED MARCH 31, 2007 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,182,796	351,948	623,098	160,277	302,848	2,620,967
Cash Costs per ounce	$4.92	$1.21	$6.11	$3.19	$3.16	$4.40

Total Cash Costs	$5,821	$427	$3,809	$511	$958	$11,526
Add/Subtract:
Third Party Smelting Costs	--	(606)	(519)	(368)	(367)	(1,860)
By-Product Credit	9,277	6,139	544	--	--	15,960
Other Adjustments	139	--	--	--	--	139
Change in Inventory	(3,481)	(1,787)	518	12	(7)	(4,745)
Depreciation, depletion and amortization	4,555	1,365	271	157	594	6,942

Production costs applicable to sales	$16,311	$5,538	$4,623	$312	$1,178	$27,962

THREE MONTHS ENDED MARCH 31, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,148,363	515,822	543,486	84,280	557,311	2,849,262
Cash Costs per ounce	$4.32	$3.46	$4.93	$2.13	$2.89	$3.94

Total Cash Costs	$4,965	$1,783	$2,681	$179	$1,609	$11,217
Add/Subtract:
Third Party Smelting Costs	--	(770)	(312)	(103)	(572)	(1,757)
By-Product Credit	8,941	4,873	371	--	--	14,185
Other Adjustments	739	--	--	--	--	739
Change in Inventory	(2,893)	(1,352)	(63)	(48)	71	(4,285)
Depreciation, depletion and amortization	3,777	1,282	239	109	1,533	6,940

Production costs applicable to sales	$15,529	$5,816	$2,916	$137	$2,641	$27,039

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

THREE MONTHS ENDED MARCH 31, 2006 (In thousands except ounces and per ounce costs)
Coeur Silver Valley/Galena
2006
Production of Silver (ounces)	499,647
Cash Costs per ounce	$9.24

Total Cash Costs (000’s)	$4,615
Add/Subtract:
Third Party Smelting Costs	(869)
By-Product Credit	796
Change in Inventory	(282)
Depreciation, depletion and amortization	595

Production costs applicable to sales	$4,855

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the first quarter of 2007 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 12,400 meters (40,800 feet) were drilled in the two programs. The majority of the drilling (71%) was devoted to definition of new reserves around the current mine operations areas. Results from both programs are expected to produce additional reserves and mineralized material though the impact of the new drilling will not be fully evaluated until the program is completed.

Martha Mine (Argentina)

        At Martha, a total of 8,985 meters (29,500 feet) of drilling was completed during the first quarter to expand reserves and discover new mineralization. Results obtained from drilling R4 Deep, Francisca and Catalina continues to expand the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the first quarter of 2007, the Company focused this effort on the Sascha property. Sascha is one of two properties on which the Company has an option to earn up to a 71% interest in a joint venture with Mirasol Resources Ltd. During the quarter, we drilled 1,170 meters (3,800 feet) of core at Sascha.

Tanzania (Africa)

        In the first quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Core and reverse circulation drilling was conducted on the Saragurwa and Kiziba Hill properties in the quarter and total 2,799 meters (9,180 feet).

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. The Company estimates the direct capital cost of the project, excluding political risk insurance premiums and capitalized interest, to be approximately $174 million, and the annual production to be approximately 6-8 million ounces of silver over a mine life of approximately 14 years.

        During the first three months of 2007, construction work activity has increased and included the construction of access roads to and around the site, final earthwork preparation of the mill site area, preparation of an ore stockpile area, installation of a concrete batch plant and the start of concrete foundation work for the leach tanks and crusher, and construction of the mine’s tailings facility. Detailed engineering and procurement will be completed in May, and most of the construction contracts have been awarded. As of late-April, 23 contractors were employed on site with a total employment of 615 workers, most of whom are Bolivian, and the project has recorded 341,000 man-hours without a lost time accident.

        During the three months ended March 31, 2007, Coeur expended approximately $11.3 million and plans to incur additional engineering, procurement and construction costs of approximately $140.2 million in 2007, assuming a full-scale construction schedule is implemented during the year. The Company plans to complete construction activities toward the end of 2007.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (Circuit Court) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument in December 2006.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. This Order further announced that the Circuit Court intended to reverse the District Court’s upholding of the Section 404 permit, vacate the permit authorizing the lake tailings facility and remand the order to the District Court with instructions to enter summary judgments in favor of the Plaintiffs. The Court stated that it planned to publish an opinion in the case that would explain the reasons for its holding in greater detail and directed that all tailings pond construction-related activities cease. The Court has not yet published such opinion. Once the Court publishes its opinion explaining its ruling, the Company will consider all options of appeal.

        The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction. The Company is continuing to move forward with all construction activities at the mine not related to the temporarily enjoined lake tailings facility area activities.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production. The Company currently estimates the total cost of construction to be approximately $238 million. The date of commencement of production is uncertain and dependent upon the outcome of the legal challenge.

        Total expenditures by the Company at the Kensington property in the three months ended March 31, 2007 were $24.9 million. Such expenditures were used to continue the permitting and development activities. The Company plans to incur additional construction cost of approximately $52.3 million during the remainder of 2007, subject to the litigation outcome.

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

        At March 31, 2007, the Company had outstanding provisionally priced sales of $51.4 million consisting of 2.8 million ounces of silver and 23,000 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $23,000.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. During the first quarter of 2007, the Company performed an asset impairment assessment on the Kensington project as a result of a triggering event. The Company did not record any write-downs during the periods ended March 31, 2007 and 2006.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $71.0 million as of March 31, 2007. Of this amount, $31.8 million is reported as a current asset and $39.2 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.2 million	13,094	26,188	39,281
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.14	$ 1.98	$ 2.62	$ 0.48	$ 0.90	$ 1.27
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.64	$ 4.21	$ 8.79	$ 0.55	$ 1.18	$ 1.92

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

        Income taxes. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2005 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest or penalties at March 31, 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

        Sales of metal from continuing operations in the first quarter of 2007 increased by $6.0 million, or 13.4%, from the first quarter of 2006 to $50.9 million. The increase in product sales of metal was primarily attributable to increased metal prices realized, partially offset by a decrease in the quantity of ounces sold during the first quarter of 2007 compared to the first quarter of 2006. In the first quarter of 2007, the Company sold 2.7 million ounces of silver and 24,632 ounces of gold compared to 2.9 million ounces of silver and 25,734 ounces of gold for the same period in 2006. Realized silver and gold prices were $13.74 and $645 per ounce, respectively, in the first quarter of 2007 compared to $10.36 and $588 in the comparable quarter of 2006.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. During the first quarter of 2007, by-product revenues totaled $16.3 million compared to $15.0 million in the first quarter of 2006. The increase is due to an increase in realized prices for gold. The Company believes, based on best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

        In the first quarter of 2007, the Company produced a total of 2,620,967 ounces of silver and 24,552 ounces of gold, compared to 2,849,262 ounces of silver and 25,581 ounces of gold in the first quarter of 2006. The decrease in silver production is primarily due to decreased production from the Cerro Bayo and Broken Hill mines offset by increased production from the Rochester, Martha and Endeavor mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the first quarter of 2007 increased by $0.9 million, or 4.6%, from the first quarter of 2006 to $21.0 million. The increase in production costs in the first quarter of 2007 is primarily due to higher costs of labor, fuel, power and other consumables.

        Depreciation and depletion increased by $0.7 million, or 11.1%, in the first quarter of 2007 compared to the prior year’s first quarter, primarily due to increased amortization related to an increase in estimated asset retirement obligations.

        Administrative and general expenses increased by $1.1 million in the first quarter of 2007 compared to the same period in 2006 due to increases in compensation costs and other general administrative expenses.

        Exploration expenses increased by $0.9 million to $2.9 million in the first quarter of 2007 compared to $2.0 million in the same period of 2006 as a result of increased exploration activity.

        During the first quarter of 2007, the Company accrued the final $0.5 million royalty to the U.S. Government called for under the May 2001 settlement agreement relating to the federal natural resources action commenced against the Company in March 1996. The final payment was made early in the second quarter of 2007. No royalty payments were made during the first quarter of 2006, as the royalty payment obligation did not commence until May 14, 2006.

Other Income and Expenses

        Interest and other income in the first quarter of 2007 increased by $2.0 million to $4.6 million compared with the first quarter of 2006. The increase was primarily due to higher levels of invested cash and short-term investments on hand during the first quarter of 2007 compared to the prior year’s quarter.

        Interest expense decreased to $0.1 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006 due to an increase in the amount of interest expense capitalized as a result of higher capital expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $0.6 million in the first quarter of 2007 compared to $0.1 million in the prior year’s first quarter.

Income Taxes

        For the three months ended March 31, 2007, the Company reported an income tax provision of approximately $3.7 million compared to an income tax benefit of $0.3 million in the first quarter of 2006. The following table summarizes the components of the Company’s income tax provision (benefit) for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Current:
United States - Alternative minimum tax	$(233)	$(100)
United States - Foreign withholding	(383)	(323)
Foreign - Argentina	(1,598)	(611)
Foreign - Australia	(1,114)	(693)
Deferred:
Foreign - Argentina	175	213
Foreign - Australia	100	(226)
Foreign - Chile	(648)	2,087

Income tax benefit (provision)	$(3,701)	$347

        During the first quarter of 2007, due to higher metals prices and additional proven and probable reserves, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.4 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.6 million deferred tax provision in Chile as projections of future pre-tax income were previously sufficient to utilize all remaining net operating loss carry-forwards in Chile. During the first quarter of 2007, the Company recorded $0.5 million in additional income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

        During the first quarter of 2006, due to significantly higher metals prices, additional proven and probable reserves, and a full quarter of operations in Australia, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $2.1 million deferred tax benefit in Chile related to the release of valuation allowance on net operating loss carryforwards due to significantly higher metal prices and additional proven and probable reserves.

Results of Discontinued Operations

        On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash plus a post-closing working capital adjustment of $1.1 million. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for all periods presented.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended March 31, 2006 (in thousands):

Three Months Ended March 31, 2006
Sales of metal	$5,710
Production costs applicable to sales	(4,260)
Depreciation and depletion	(595)
Mining exploration	(210)
Other	(33)

Income (loss) from discontinued operations	$612

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at March 31, 2007, decreased by $28.3 million to approximately $354.8 million compared to $383.1 million at December 31, 2006. The decrease in working capital was primarily attributed to increased capital spending related to the Kensington and San Bartolome projects. The ratio of current assets to current liabilities was 6.7 to 1 at March 31, 2007, compared to 7.5 to 1 at December 31, 2006.

        Net cash provided by operating activities in the three months ended March 31, 2007 was $22.7 million compared to net cash provided by operating activities of $17.2 million in the three months ended March 31, 2006. The increase of $5.5 million in cash flow from operations is primarily due to an increase in cash received from customers of approximately $12.3 million offset by an increase of cash paid to suppliers, employees, etc. of approximately $9.1 million and an increase in interest received of $1.8 million. Net cash used in investing activities in the first quarter of 2007 was $14.7 million compared to net cash used in investing activities of $133.9 million in the prior year’s comparable period. The decrease of $119.2 million in cash used in investing activities is primarily due to an increase in purchases of short-term investments in the first quarter of 2006 and an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash used in financing activities was $0.7 million in the first quarter of 2007, compared to $145.5 million provided in the first quarter of 2006. The decrease was primarily due to the receipt of proceeds from the issuance of common stock which was completed in the first quarter of 2006.

Debt and Capital Resources

        At March 31, 2007, the Company had $321.4 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $242.2 million will be spent in the remainder of 2007 on capital expenditures at its operating mines and development-stage properties.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company has paid the U.S. Government a total of approximately $3.9 million, of which $3.3 million was paid in May 2001 and the remaining $0.6 million was paid in June 2001. In addition, the Company (i) will pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) has accomplished certain cleanup work on the Mineral Point property and Caladay property, and (iii) has made a conveyance to the U.S. of certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement, the Company was obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and was to expire May 14, 2021. As of March 31, 2007, $2.5 million of the $3.0 million has been paid, and the remaining $0.5 million was paid early in the second quarter of 2007.

States of Maine, Idaho And Colorado Superfund Sites Related to Callahan Mining Corporation

        During 2001, the United States Forest Service (USFS) made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940‘s. The USFS believes that some cleanup action is required at the location. However, Coeur d’Alene Mines Corporation did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, it is believed that the Company is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

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

        In January 2003, the USFS made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (Circuit Court) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility. The Circuit Court further ordered an expedited briefing schedule on the merits of the legal challenge. As of October 13, 2006, the parties filed their briefs in the Circuit Court and participated in an oral argument in December 2006.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. This Order further announced that the Circuit Court intended to reverse the District Court’s upholding of the Section 404 permit, vacate the permit authorizing the lake tailings facility and remand the order to the District Court with instructions to enter summary judgments in favor of the Plaintiffs. The Court stated that it planned to publish an opinion in the case that would explain the reasons for its holding in greater detail and directed that all tailings pond construction-related activities cease. The Court has not yet published such opinion. Once the Court publishes its opinion explaining its ruling, the Company will consider all options of appeal.

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

        This litigation has contributed to an increase in capital costs. While the Company believes it will ultimately prevail in the defense of the awarded permits, in the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that an adverse legal decision could render the project uneconomic and an asset impairment would be necessary. Assuming the Company prevails in the permit challenge, the Company estimates that as a result of the increase in capital and operating costs at the Kensington project, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $535 per ounce. As of March 31, 2007, the Kensington project has a carrying value of its long-lived assets of $231 million.

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

        At March 31, 2007, the Company had outstanding provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 23,000 ounces of gold, which had a fair value of approximately $52.5 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $23,000.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During the first quarter of 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2006 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At March 31, 2007, the Company had foreign exchange contracts of $10.8 million in U.S. dollars. For the three months ended March 31, 2007, the Company recorded a realized loss of approximately $22,000 in connection with its foreign currency hedging program. As of March 31, 2007, the fair value of the foreign exchange contracts was a liability of $0.3 million.

        All of the Company’s long-term debt at March 31, 2007, is fixed-rate based. The fair value of the Company’s long-term debt at March 31, 2007 was $158.4 million. The fair value was estimated based upon bond market closing prices at March 31, 2007.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2007, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Kensington Project Permit Challenge

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

        On November 8, 2005, the Corps of Engineers filed a Motion for Voluntary Remand with the court to review the permit issued to the Company under the CWA Section 404 and requested that the Court stay the legal proceeding filed by the Plaintiffs pending the outcome of review. On November 12, 2005, the Federal District Court of Alaska (“District Court”) granted the remand of the permit to the Corps of Engineers for further review. On November 22, 2005, the Corps of Engineers advised the Company that it was suspending the Section 404 permit pursuant to the Court’s remand to further review the permit.

        On March 29, 2006, the Corps of Engineers reinstated the Company’s 404 permit. On April 6, 2006 the lawsuit challenging the permit was re-opened and Coeur Alaska, Inc. filed its answer to the Amended Complaint and Motion to Intervene as a Defendant-Intervenor in the action. Two other parties, the State of Alaska and Goldbelt, Inc., a local native corporation, also filed Motions to Intervene as Defendant-Intervenors as supporters of the Kensington project as permitted. The Company, the State of Alaska and Goldbelt, Inc., were granted Defendant-Intervenors status and joined the agencies in their defense of the permits as issued.

        On August 4, 2006, the District Court dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Circuit Court”) and on August 9, 2006 Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Circuit Court. The Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. This Order further announced that the Circuit Court intended to reverse the District Court’s upholding of the Section 404 permit, vacate the permit authorizing the lake tailings facility and remand the order to the District Court with instructions to enter summary judgments in favor of the Plaintiffs. The Court stated that it planned to publish an opinion in the case that would explain the reasons for its holding in greater detail and directed that all tailings pond construction-related activities cease. The Court has not yet published such opinion. Once the Court publishes its opinion explaining its ruling, the Company will consider all options of appeal. The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction.

Item 1A. Risk Factors

        Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

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

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. This Order further announced that the Circuit Court intended to reverse the District Court’s upholding of the Section 404 permit, vacate the permit authorizing the lake tailings facility and remand the order to the District Court with instructions to enter summary judgments in favor of the Plaintiffs. The Court stated that it planned to publish an opinion in the case that would explain the reasons for its holding in greater detail and directed that all tailings pond construction-related activities cease. The Court has not yet published such opinion. Once the Court publishes its opinion explaining its ruling, the Company will consider all options of appeal. The Company is unable to predict the outcome of the litigation or the impact of the temporary injunction.

        This litigation has contributed to an increase in capital costs. While the Company believes it will ultimately prevail in the defense of the awarded permits, in the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that an adverse legal decision could render the project uneconomic and an asset writedown would be necessary. Assuming the Company prevails in the permit challenge, the Company estimates that as a result of the increase in capital and operating costs at the Kensington project, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $535 per ounce. As of March 31, 2007, the Kensington project has a carrying value of its long-lived assets of $231 million.

We may be required to incur additional indebtedness to fund our capital expenditures.

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and in 2005 we commenced construction at the Kensington project. Construction of both projects could require a total capital investment of approximately $412.0 million of which approximately $192.5 million will be required in future periods. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $354.8 million at March 31, 2007. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During the years ended December 31, 2006 and 2005, we generated $91.2 million and $6.7 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on May 8, 2007 were $13.39 and $684 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $71.0 million as of March 31, 2007. Of this amount, $31.8 million is reported as a current asset and $39.2 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.4 million	5.2 million	13,094	26,188	39,281
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.14	$ 1.98	$ 2.62	$ 0.48	$ 0.90	$ 1.27
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.64	$ 4.21	$ 8.79	$ 0.55	$ 1.18	$ 1.92

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

        Reference is made to the discussion of the current litigation regarding the validity of the mine tailings permit at the Kensington property in Alaska that is set forth under the above risk factor entitled “We may have to record additional write-downs, which could negatively impact our results of operations.”

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of March 31, 2007, unions represented approximately 17% of our worldwide workforce. On that date, the Company had 108 employees at its Cerro Bayo mine and 57 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

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

We are continuously considering possible acquisitions of additional mining properties or interests therein that are located in other countries, and could be exposed to significant risks associated with any such acquisitions.

        In the ordinary course of our business, we are continuously considering the possible acquisition of additional significant mining properties or interests therein that may be located in countries other than those in which we now have operations or interests. Consequently, in addition to the risks inherent in the valuation and acquisition of such mining properties, as well as the subsequent development, operation or ownership thereof, we could be subject to additional risks in such countries as a result of governmental policies, economic instability, currency value fluctuations and other risks associated with the development, operation or ownership of mining properties or interests therein. Such risks could adversely effect our results of operations.

Item 6. Exhibits

        Exhibits.

2.1	Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

2.2	Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

2.3	Deed Poll made by Coeur d’Alene Mines Corporation in favor of Bolnisi shareholders dated May 3, 2007 (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

3.1	Articles of Amendment, dated May 20, 2004, to the Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.5 to the Form S-4 Registration Statement of Coeur d’ Alene Mines Holding Company and Coeur d’ Alene Canadian Acquisition Corporation filed on July 13, 2004 (file No. 333-117325))

10.1	Second Amendment to Employment Agreement, dated May 2, 2007, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2007)

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

99.1(a)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Kenneth M. Phillips (Incorporated herein by reference to Exhibit 99.1(a) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

99.1(b)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Altinova Nominees Pty Ltd (Incorporated herein by reference to Exhibit 99.1(b) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

99.1(c)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Dragonlyn Pty Ltd (Incorporated herein by reference to Exhibit 99.1(c) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

99.1(d)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd (Incorporated herein by reference to Exhibit 99.1(d) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

99.1(e)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Promin Mining Services Pty Limited (Incorporated herein by reference to Exhibit 99.1(e) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

99.1(f)	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Pty Limited (Incorporated herein by reference to Exhibit 99.1(f) to the Registrant’s Current Report on Form 8-K, as filed on May 4, 2007).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)
Dated May 7, 2007	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated May 7, 2007	/s/ James A. Sabala
JAMES A SABALA
Executive Vice President and
Chief Financial Officer