Form 10-Q
period 2007-06-30
COEUR D ALENE MINES CORP
filed 2007-08-08
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 278,447,498 shares were issued and outstanding as of August 6, 2007.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	June 30, 2007 and December 31, 2006
	Consolidated Statements of Operations and	5
	Comprehensive Income - Unaudited
	Three and Six Months Ended June 30, 2007 and 2006
	Consolidated Statements of Cash Flows - Unaudited	6
	Three and Six Months Ended June 30, 2007 and 2006
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
Part II.	Other Information
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	59
Item 6.	Exhibits	59

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$236,232	$270,672
Short-term investments	36,270	70,373
Receivables	38,732	43,233
Ore on leach pad	32,729	31,302
Metal and other inventory	18,353	16,341
Deferred tax assets	3,872	3,629
Prepaid expenses and other	8,096	6,047

	374,284	441,597
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	166,368	132,315
Less accumulated depreciation	(67,871)	(64,206)

	98,497	68,109
MINING PROPERTIES
Operational mining properties	135,381	130,447
Less accumulated depletion	(122,283)	(116,361)

	13,098	14,086
Mineral interests	74,526	72,201
Less accumulated depletion	(9,635)	(7,828)

	64,891	64,373
Non-producing and development properties	258,979	190,988

	336,968	269,447
OTHER ASSETS
Ore on leach pad, non-current portion	37,374	35,367
Restricted cash and cash equivalents	21,652	19,492
Debt issuance costs, net	4,999	5,151
Deferred tax assets	1,389	2,544
Other	8,749	7,919

	74,163	70,473

TOTAL ASSETS	$883,912	$849,626

        The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$35,967	$22,315
Accrued liabilities and other	8,877	11,865
Accrued income taxes	5,363	10,317
Accrued payroll and related benefits	7,005	8,527
Accrued interest payable	1,031	1,031
Current portion of reclamation and mine closure	4,662	4,460

	62,905	58,515
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	27,579	27,226
Other long-term liabilities	4,265	2,891

	211,844	210,117
COMMITMENTS AND CONTINGENCIES
(See Notes H, I, J, L, M and N)
SHAREHOLDERS' EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 279,506,709 and 279,054,344 shares in 2007 and 2006
(1,059,211 shares held in treasury)	279,507	279,054
Additional paid-in capital	779,062	777,798
Accumulated deficit	(437,285)	(463,221)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	1,069	553

	609,163	580,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$883,912	$849,626

        The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES	(In thousands except per share data)
Sales of metal	$51,664	$54,041	$102,524	$98,895
COSTS AND EXPENSES
Production costs applicable to sales	26,740	21,587	47,760	41,687
Depreciation and depletion	5,753	6,989	12,774	13,307
Administrative and general	5,710	4,528	11,884	9,618
Exploration	2,549	1,934	5,430	3,901
Litigation settlement	--	469	507	469

Total cost and expenses	40,752	35,507	78,355	68,982

OTHER INCOME AND EXPENSE
Interest and other income	4,316	4,794	8,866	7,314
Interest expense, net of capitalized interest	(83)	(367)	(170)	(888)

Total other income and expense	4,233	4,427	8,696	6,426

Income from continuing operations before income taxes	15,145	22,961	32,865	36,339
Income tax provision	(3,227)	(2,829)	(6,928)	(2,481)

INCOME FROM CONTINUING OPERATIONS	11,918	20,132	25,937	33,858
Income from discontinued operations, net of income taxes	--	1,357	--	1,968
Gain on sale of net assets of discontinued operations	--	11,159	--	11,159

NET INCOME	11,918	32,648	25,937	46,985
Other comprehensive income	688	1,736	516	1,740

COMPREHENSIVE INCOME	$12,606	$34,384	$26,453	$48,725

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income from continuing operations	$0.04	$0.07	$0.09	$0.13
Income from discontinued operations	--	0.05	--	0.05

Net income	$0.04	$0.12	$0.09	$0.18

Diluted income per share:
Income from continuing operations	$0.04	$0.07	$0.09	$0.12
Income from discontinued operations	--	0.04	--	0.04

Net income	$0.04	$0.11	$0.09	$0.16

Weighted average number of shares of common stock
Basic	277,763	277,474	277,720	265,049
Diluted	302,240	302,188	302,205	289,832

        The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,918	$32,648	$25,937	$46,985
Add (deduct) non-cash items:
Depreciation and depletion	5,753	6,989	12,774	13,307
Deferred taxes	901	(1,058)	1,274	(3,131)
Unrealized loss on embedded derivative, net	1,125	4,760	1,090	3,201
Share based compensation	1,044	538	1,606	1,164
Gain on sale of net assets of discontinued operations and other, net	--	(11,306)	--	(11,322)
Other charges (credits)	(252)	175	(231)	692
Changes in Operating Assets and Liabilities:
Receivables	(1,780)	(4,020)	5,784	810
Prepaid and other current assets	(3,004)	(1,362)	(3,160)	(1,025)
Inventories	(404)	(4,355)	(5,446)	(8,945)
Accounts payable and accrued liabilities	(3,757)	8,554	(5,417)	7,636
Discontinued operations	--	469	--	(176)

CASH PROVIDED BY OPERATING ACTIVITIES	11,544	32,032	34,211	49,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,701)	(25,677)	(99,704)	(53,484)
Purchases of short-term investments	(17,267)	(80,527)	(50,578)	(224,148)
Proceeds from sales of short-term investments	22,101	62,890	82,261	101,106
Other	(41)	(202)	427	(443)
Discontinued operations	--	14,862	--	14,365

CASH USED IN INVESTING ACTIVITIES	(52,908)	(28,654)	(67,594)	(162,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases	(392)	(352)	(778)	(689)
Proceeds from issuance of common stock	--	--	--	154,560
Payment of public offering costs	--	--	--	(8,388)
Common stock repurchased	--	--	(277)	--
Other	--	280	(2)	(74)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(392)	(72)	(1,057)	145,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,756)	3,306	(34,440)	32,001
Cash and cash equivalents at beginning of period	277,988	83,591	270,672	54,896

Cash and cash equivalents at end of period	$236,232	$86,897	$236,232	$86,897

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2006.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Alaska, Inc., Compania Minera CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia Pty Ltd. and Empressa Minera Manquiri S.A. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.0 million, $2.6 million, $3.7 million and $4.3 million during the three and six months ended June 30, 2007 and 2006, respectively, are recorded as a reduction of revenue.

        At June 30, 2007, the Company had outstanding provisionally priced sales of $73.1 million, consisting of 3.8 million ounces of silver and 34,159 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,300; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $34,200. At June 30, 2006, the Company had outstanding provisionally priced sales of $43.9 million, consisting of 2.9 million ounces of silver and 16,719 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,600; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700.

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

        The Company corrected the classification in its cash flow statement for the three and six months ended June 30, 2006 by reclassifying $22.4 million and $126.8 million of auction rate securities from net changes in cash and cash equivalents to net changes from purchases and/or sales of short-term investments. As a result, the following table shows the amounts, as originally presented in the Company’s Form 10-Q, for the three and six months ended June 30, 2006 and the corrected 2006 amounts as presented in its Form 10-Q for the three and six months ended June 30, 2007. This reclassification had no effect on total current assets, stockholders’ equity, net income (loss), net income (loss) per share or on cash provided by operating activities.

For the Three Months Ended June 30, 2006	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$373,392	$(286,495)	$86,897
Net Cash Used in Investing Activities	(6,219)	(22,435)	(28,654)
Increase (decrease) in Cash and Cash Equivalents	25,741	(22,435)	3,306

For the Six Months Ended June 30, 2006	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$373,392	$(286,495)	$86,897
Net Cash Used in Investing Activities	(35,829)	(126,775)	(162,604)
Increase (decrease) in Cash and Cash Equivalents	158,776	(126,775)	32,001

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

        The Company reported ore on leach pad of $70.1 million as of June 30, 2007. Of this amount, $32.7 million is reported as a current asset and $37.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

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

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2007 and December 31, 2006, the Company held certificates of deposit and cash under these agreements of $21.7 million and $19.5 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

        Derivative Financial Instruments: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These Statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges and derivative instruments that are not designated as hedges are recognized currently in earnings. Refer to Note I – Derivative Financial Instruments and Fair Value of Financial Instruments.

        Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with SFAS No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2007 for awards of equity instruments was $1.1 million and $1.7 million, respectively, of which $0.1 million and $0.1 million, respectively, was capitalized as part of the mine construction activities. As of June 30, 2007, there was $3.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.4 years.

        The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically. The adjustment of the estimated forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed.

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

        Comprehensive Income: Comprehensive income includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$11,918	$32,648	$25,937	$46,985
Unrealized gain on marketable securities	66	20	161	121
Change in fair value of cash flow
hedges, net of settlements	622	(503)	349	(598)
Minimum pension liability	--	2,219	--	2,219
Other	--	--	6	(2)

	$12,606	$34,384	$26,453	$48,725

Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible senior notes outstanding in the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common
stockholders	$11,918	277,763	$0.04	$25,937	277,720	$0.09
Effect of Dilutive Securities
Equity awards	--	793	--	--	801	--
1.25% Convertible Notes	74	23,684	--	148	23,684	--

Diluted EPS
Net income available to common
stockholders	$11,992	302,240	$0.04	$26,085	302,205	$0.09

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income from continuing operations	$20,132	277,474	$0.07	$33,858	265,049	$0.13
Income from discontinued operations	$12,516	277,474	0.05	$13,127	265,049	0.05

Income	$32,648	277,474	$0.12	$46,985	265,049	$0.18
Effect of Dilutive Securities
Equity awards	--	1,030	--	--	1,099	--
1.25% Convertible Notes	338	23,684	--	822	23,684	--

Diluted EPS
Net income from continuing operations	$20,470	302,188	$0.07	$34,680	289,832	$0.12
Income from discontinued operations	$12,516	302,188	0.04	$13,127	289,832	0.04

Income	$32,986	302,188	$0.11	$47,807	289,832	$0.16

        For the three and six months ended June 30, 2007, options to purchase 1,502,448 shares of common stock at prices between $3.92 and $8.94 and options to purchase 626,284 shares of common stock at prices between $4.81 to $8.94, respectively, were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. The options which expire between 2007 to 2017 are outstanding at June 30, 2007.

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.

        Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. Actual results could differ from these estimates.

        Reclassifications: Certain prior years have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify investments in auction rate securities from cash and cash equivalents to short-term investments and corresponding adjustments to the consolidated statements of cash flows for the periods ended June 30, 2006.

        Recent Accounting Pronouncements: In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

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

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the effective technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were adopted beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2005 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at June 30, 2007.

NOTE C — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Concentrate and dore inventory	$11,371	$9,680
Supplies	6,982	6,661

Metal and other inventories	$18,353	$16,341

NOTE D – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of Coeur d’Alene Mines Corporation, that owns and operates the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash, plus a post closing working capital adjustment of $1.1 million. The Company recorded, within discontinued operations, a gain of approximately $11.2 million in the quarter ended June 30, 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations for the period ended June 30, 2006.

        The following table details selected financial information included in income from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales of metal	$5,513	$11,223
Production costs applicable to sales	(3,973)	(8,233)
Depreciation and depletion	(86)	(681)
Mining exploration	(69)	(279)
Other	(28)	(62)

Income from discontinued operations	$1,357	$1,968
Gain on sale of net assets of discontinued operations	11,159	11,159

Net income from discontinued operations	$12,516	$13,127

NOTE E — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $1.7 million, $3.1 million, $1.2 million and $2.3 million for the three and six months ended June 30, 2007 and 2006, respectively.

Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and salaried employees based on certain Company and employee performance measures. Cash payments for the six months ended June 30, 2007 and 2006, amounted to $2.2 million and $2.7 million, respectively.

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

        The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.8 million shares reserved for issuance under this plan at June 30, 2007. Of the 5.8 million shares, 3.9 million shares can be issued for future grants. There are 1.4 million options and 0.5 million performance shares outstanding under this plan. Under the previous long-term incentive plan, the number of shares authorized to be issued was 2.9 million. There were 0.6 million shares reserved for issuance at June 30, 2007 for stock options previously awarded. No further awards will be made under this plan.

Non-Employee Directors’ Equity Incentive Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the six months ended June 30, 2007 and 2006, 59,476 and 35,042 shares were issued in lieu of $0.2 million and $0.2 million, respectively, of Directors’ fees. At June 30, 2007, 0.4 million shares are reserved for issuance under this plan. Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At June 30, 2007, 0.5 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.

        As of June 30, 2007 and 2006, options to purchase 2,467,561 shares and 2,186,264 shares of common stock, respectively, were outstanding under the LTIP and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $8.94 per share.

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

        Performance share grants are based on the fair market value of the underlying shares on the date of grant. Vesting is contingent on meeting certain performance measures based on relative total shareholder return. The performance shares vest at the end of the three-year service period. Performance share grants under the plan initially assume that the performance measure will be achieved. If such performance measures are not met, no further compensation cost is recognized and, if determined improbable of achieving the performance measures, any previously recognized compensation is reversed.

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

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the three and six months ended June 30, 2007 and 2006.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2007 for awards of equity instruments was $1.1 million and $1.7 million, respectively, of which $0.1 million and $0.1 million, respectively, was capitalized as part of the mine construction activities. As of June 30, 2007, there was $3.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.4 years.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or less than $0.01 per basic and diluted share, for the six months ended June 30, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.6 million for the six months ended June 30, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the LTIP for the six months ended June 30, 2007 and 2006 was $0 and $0.6 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows.

        The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Six Months Ended June 30,
	2007		2006
Weighted average fair value of options granted	$2.35		$3.35
Expected volatility	58.9%		68.5%
Expected life	6 year	s	6 year	s
Risk-free interest rate	4.5%		4.6%
Expected dividend yield	--		--

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

        The following table summarizes stock option activity during the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2006	2,089,650	$3.56
Granted	462,015	3.99
Canceled/expired	(84,104)	6.45

Stock options outstanding at June 30, 2007	2,467,561	$3.54

        Options exercisable at June 30, 2007, were 1,705,171 with a weighted average exercise price of $3.21. At June 30, 2007, the total intrinsic value was $2.0 million for stock options outstanding and exercisable.

        As of June 30, 2007, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.9 million and the weighted average period over which these awards are expected to be recognized was 2.3 years.

        The following table summarizes restricted stock activity during the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	413,032	$4.83
Granted	497,990	3.99
Vested	(190,156)	4.99
Canceled/Expired	(43,732)	4.32

Outstanding at June 30, 2007	677,134	$4.20

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of June 30, 2007, there was $1.5 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.5 years.

        The following table summarizes performance shares activity during the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	210,445	$5.14
Granted	306,852	3.99
Canceled/Expired	(45,783)	4.47

Outstanding at June 30, 2007	471,514	$4.46

        The fair value of performance shares is determined based on the closing price on the grant date. As of June 30, 2007, there was $1.2 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.3 years.

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

        For the six months ended June 30, 2007, the Company reported an income tax provision of approximately $6.9 million compared to an income tax provision of $2.5 million at June 30, 2006. The following table summarizes the components of the Company’s income tax provision for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current:
United States - Alternative minimum tax	$(76)	$(369)	$(309)	$(469)
United States - Foreign withholding	(283)	(169)	(666)	(492)
Foreign - Argentina	(1,308)	(1,900)	(2,906)	(2,511)
Foreign - Australia	(659)	(1,449)	(1,773)	(2,141)
Deferred:
Foreign - Argentina	(349)	279	(174)	492
Foreign - Australia	(461)	425	(361)	199
Foreign - Chile	(91)	354	(739)	2,441

Income tax provision	$(3,227)	$(2,829)	$(6,928)	$(2,481)

        The income tax provision for the six months ended June 30, 2007 and 2006 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets. During the six months ended June 30, 2007, the Company recorded $0.5 million in additional income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). For the period ending June 30, 2006, CSV was reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Sumitomo Corporation and Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold by the mines’ operators to Zinifex, an Australia smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

        Segment operating results and capital expenditures for the three and six months ended June 30, 2007 and segment assets as of June 30, 2007 were as follows:

Segment Reporting
(In Thousands)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended June 30, 2007
Sales of metal	24,835	9,987	10,053	1,495	5,294	--	--	--	51,664
Segment profit (loss)	11,660	1,188	5,042	1,363	4,416	--	(34)	(2,654)	20,981
Depreciation and depletion	2,764	1,411	401	122	934	--	--	121	5,753
Interest income	--	304	17	--	--	--	--	3,878	4,199
Interest expense	--	8	--	--	--	--	--	75	83
Income tax (benefit) expense	--	91	1,665	--	--	--	(10)	1,481	3,227
Segment assets (A)	85,035	49,464	13,250	16,341	28,425	98,353	266,582	13,298	570,748
Capital expenditures	92	3,815	3,001	94	212	16,406	33,713	368	57,701

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended June 30, 2006
Sales of metal	$25,613	$11,560	$9,804	$770	$6,294	$--	$--	$--	$54,041
Segment profit (loss)	15,136	5,279	5,292	734	5,484	--	(83)	(1,056)	30,786
Depreciation and depletion	3,480	1,580	306	105	1,452	--	--	66	6,989
Interest income	--	123	--	--	--	--	--	4,614	4,737
Interest expense	--	22	--	--	--	--	--	345	367
Litigation settlement	--	--	--	--	--	--	--	(469)	(469)
Income tax (benefit) expense	--	(354)	1,592	--	--	--	--	1,591	2,829
Segment assets (A)	84,549	42,871	11,447	15,316	34,059	37,280	129,883	7,331	362,736
Capital expenditures	584	1,814	694	--	--	1,521	20,928	137	25,677

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Six Months Ended June 30, 2007
Sales of metal	52,279	19,768	18,065	3,374	9,020	--	--	--	102,524
Segment profit (loss)	27,419	6,283	7,403	3,086	7,559	--	(196)	(5,238)	46,316
Depreciation and depletion	7,180	2,802	751	279	1,528	--	--	234	12,774
Interest income	--	588	14	--	--	--	--	8,051	8,653
Interest expense	--	19	--	--	--	--	--	151	170
Litigation settlement	--	--	--	--	--	--	--	(507)	(507)
Income tax expense	--	739	3,161	--	--	--	10	3,018	6,928
Segment assets (A)	85,035	49,464	13,250	16,341	28,425	98,353	266,582	13,298	570,748
Capital expenditures	1,105	5,758	3,630	2,112	212	27,704	58,631	552	99,704

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Six Months Ended June 30, 2006
Sales of metal	$47,817	$22,274	$15,231	$1,336	$12,237	$--	$--	$--	$98,895
Segment profit (loss)	25,596	10,601	7,269	1,242	9,832	(3)	(90)	(3,444)	51,003
Depreciation and depletion	6,518	2,902	548	215	2,985	--	--	139	13,307
Interest income	--	171	4	--	--	--	--	7,506	7,681
Interest expense	--	49	--	--	--	--	--	839	888
Litigation settlement	--	--	--	--	--	--	--	(469)	(469)
Income tax (benefit) expense	--	(2,441)	2,083	--	--	--	--	2,839	2,481
Segment assets (A)	84,549	42,871	11,447	15,316	34,059	37,280	129,883	7,331	362,736
Capital expenditures	743	2,914	1,377	--	--	3,465	44,680	305	53,484

(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

        The following tables reconcile total segment profit and segment assets to those presented in the Company’s consolidated financial statements:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations before
income taxes
Total segment profit	$20,981	$30,786	$46,316	$51,003
Depreciation and amortization	(5,753)	(6,989)	(12,774)	(13,307)
Interest expense	(83)	(367)	(170)	(888)
Litigation settlements	--	(469)	(507)	(469)

Income from continuing operations before
income taxes	$15,145	$22,961	$32,865	$36,339

	As of June 30,
	2007	2006
Assets
Total assets for reportable segments	$570,748	$362,736
Cash and cash equivalents	236,232	373,392
Short-term investments	36,270	19,896
Other assets	40,662	38,059

Total consolidated assets	$883,912	$794,083

Geographic Information

Three Months Ended June 30, 2007	Revenues	Long-Lived Assets
United States	$24,835	$271,737
Australia	6,789	44,774
Chile	9,987	23,546
Argentina	10,053	6,575
Bolivia	--	88,636
Other Foreign Countries	--	197

Total	$51,664	$435,465

Three Months Ended June 30, 2006	Revenues	Long-Lived Assets
United States	$25,613	$144,640
Australia	7,064	46,665
Chile	11,560	19,688
Argentina	9,804	3,402
Bolivia	--	36,538
Other Foreign Countries	--	217

	$54,041	$251,150

Six Months Ended June 30, 2007	Revenues	Long-Lived Assets
United States	$52,297	$271,737
Australia	12,394	44,774
Chile	19,768	23,546
Argentina	18,065	6,575
Bolivia	--	88,636
Other Foreign Countries	--	197

Total	$102,524	$435,465

Six Months Ended June 30, 2006	Revenues	Long-Lived Assets
United States	$47,817	$144,640
Australia	13,573	46,665
Chile	22,274	19,689
Argentina	15,231	3,402
Bolivia	--	36,538
Other Foreign Countries	--	217

Total	$98,895	$251,150

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

        Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$30,168	$23,800	$29,909	$23,524
Accretion	565	445	1,130	890
Settlements	(86)	(388)	(392)	(537)

Ending balance	$30,647	$23,877	$30,647	$23,877

        In addition, the Company has accrued $1.6 million and $0.9 million as of June 30, 2007 and 2006, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

NOTE I — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company enters into derivative instruments to manage the Company’s exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts, which qualify and are designated as cash flow hedges, are recorded as other comprehensive income or loss and such amounts are recognized in earnings as the associated contracts are settled.

Forward Foreign Exchange Contracts

        The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At June 30, 2007, the Company had foreign exchange contracts covering $3.9 million U.S. dollars which settles monthly throughout the remainder of 2007. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded a realized (gain) loss of approximately ($26,000) and $149,000, respectively in connection with its foreign currency hedging program. As of June 30, 2007, the fair value of the foreign exchange contracts was an asset of $0.3 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$(333)	$(267)	$(60)	$(171)
Reclassification to earnings	(49)	96	(26)	149
Change in fair value	671	(598)	375	(747)

Ending balance	$289	$(769)	$289	$(769)

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of June 30, 2007, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

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

        At June 30, 2007 the Company had outstanding receivables for provisionally priced sales of $73.1 million, consisting of 3.8 million ounces of silver and 34,159 ounces of gold, which had a fair value of approximately $73.1 million, including the embedded derivative.

NOTE J- LONG-TERM DEBT

1 ¼% Senior Convertible Notes

        The $180.0 million principal amount of 1 ¼% Senior Convertible Notes due January 2024 outstanding at June 30, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

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

        The fair value of the Senior Convertible Notes is determined by market transactions on or near June 30, 2007 and December 31, 2006, respectively. The fair value of the Senior Convertible Notes as of June 30, 2007 and December 31, 2006 was $159.5 million and $163.8 million, respectively.

NOTE K- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and plan expenses charged to operations for the six months ended June 30, 2007 and 2006 were $0.5 million and $0.6 million, respectively.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and plan expenses charged to operations for the six months ended June 30, 2007 and 2006 were $0.4 million and $0.3 million, respectively.

        As a result of the sale of Coeur Silver Valley, the Company no longer maintains a post-retirement medical or defined benefit pension plans.

NOTE L- COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 11, 2007 to June 10, 2008. As of June 30, 2007, the Company had approximately 22% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 80% of the workforce is expected to be severed by the third quarter of 2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of June 30, 2007, the total amount expected to be incurred under this plan is approximately $3.2 million. The liability is recognized ratably over the minimum future service period with a corresponding charge to production expense. The amount accrued as of June 30, 2007 was $2.2 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning Balance	$2,009	$986	$1,959	$542
Accruals	502	197	641	936
Payments	(330)	(64)	(419)	(359)

Ending Balance	$2,181	$1,119	$2,181	$1,119

NOTE M- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 51.0% and 48.4% of total metals sales for the six months ended June 30, 2007 and 2006, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 49.0% and 51.6% of metals sales for the six months ended June 30, 2007 and 2006, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement, which have been fully satisfied by the Company as of June 30, 2007, are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company paid the U.S. Government a total of approximately $3.9 million in 2001. In addition, the Company (i) will pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) has accomplished certain cleanup work on the Mineral Point property and Caladay property, and (iii) has made a conveyance to the U.S. of certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement (or May 14, 2006), the Company was obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and was to expire May 14, 2021. A total of $0.5 million and $2.5 million was paid in 2007 and 2006, respectively. As of June 30, 2007, the entire $3.0 million has been paid. The Company does not anticipate that there will be any future recoveries from insurance companies. Therefore, the terms of settlement have been fully satisfied.

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

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska the (“District Court”) against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        Following District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur filed its answer to the Amended Complaint; and Coeur, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit. On August 4, 2006, the District Court dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals (the “Circuit Court”), and on August 24, 2006, the Circuit Court granted a temporary injunction pending appeal enjoining certain activities relating to the Lake Tailings facility.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. The deadline for filing a Petition for Rehearing to the Ninth Circuit is August 20, 2007. The Company intends to seek an appeal to the Ninth Circuit Court.

        This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $540 per ounce. As of June 30, 2007, the Kensington project has a carrying value of its long-lived assets of $264 million. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. During the first and second quarters of 2007, the Company performed an asset impairment assessment on the Kensington project as a result of a triggering event. The Company did not record any write-downs during the period ended June 30, 2007.

NOTE O – PROPOSED TRANSACTION

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies. Bolnisi is the majority shareholder of Palmarejo, holding 73.6% of its outstanding shares. Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own. It is anticipated that this will result in Coeur issuing a total of approximately 271.3 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share and C$0.004 (US$0.003) per Palmarejo share. The actual amount of consideration paid will be dependent upon the average Coeur stock price and the number of outstanding Bolnisi and Palmarejo shares at the time the acquisition becomes effective and could be more or less than $1.1 billion.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo, the completion of satisfactory due diligence by Coeur (which was completed on July 3, 2007) and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals, including those of antitrust agencies). The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction. Both arrangements require approval by the applicable courts in Canada and Australia. Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the fourth quarter of 2007.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the first six months of 2007 was $13.33 and $658 per ounce, respectively. The market price of silver and gold on August 6, 2007 was $12.98 per ounce and $672 per ounce, respectively.

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

     Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 369,500 ounces and gold production was 10,218 ounces in the second quarter of 2007 compared to 789,746 ounces of silver and 9,935 ounces of gold in the second quarter of 2006. The decrease in silver production was primarily due to a 46% decrease in ore grades and a 14% decrease in tons mined during the Company’s transition into wider mineralized zones amenable to mechanized mining methods which commenced late in the second quarter of 2007. Total cash costs per ounce in the second quarter of 2007 were $7.16 per ounce compared to $1.82 per ounce in 2006. The increase in cash costs per ounce is primarily due to lower production attributed to lower grades and lower tons mined.

        For the six months ended June 30, 2007, silver production was 721,448 ounces and gold production was 19,646 ounces compared to 1,305,568 ounces of silver and 18,729 ounces of gold for the same period of 2006. The decrease in silver production was primarily due to a 25% decline in ore grades and a 27% decrease in tons mined as a result of the Company focusing its mining activities on narrower vein systems of the mine as it transitioned to wider, more productive vein systems during the second quarter of 2007. It is expected that ore grades will improve to historical levels during the second half of 2007. Total cash costs per ounce for the first six months of 2007 amounted to $4.26 compared to $2.47 during the same period in 2006. The higher cash costs per ounce were due to the lower production attributed to lower ore grades and lower tons mined.

        Martha Mine:

        At the Martha Mine in Southern Argentina, silver production was 809,026 ounces in the second quarter of 2007 compared to 633,014 ounces in the second quarter of 2006. The increase in silver production was primarily due to an increase in tons mined. Total cash costs per ounce in the second quarter of 2007 were $5.18 per ounce compared to $5.14 per ounce in 2006. The higher cash costs per ounce were primarily due to increases in operating expenses, including labor, royalties and export taxes.

        For the six months ended June 30, 2007, silver production was 1,432,124 ounces compared to 1,176,500 ounces in the same period last year. The increase in silver production was primarily due to increased tons mined and higher ore grades. Total cash costs per ounce in the six-month period were $5.59 per ounce in 2007 compared to $5.04 per ounce in 2006. The increase in cash costs per ounce was primarily due to increases in operating expenses, including labor, increased royalties resulting from higher realized metals prices and export taxes during the first half of 2007 as compared to the same period in 2006.

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production was 1,227,233 ounces and gold production was 14,146 ounces during the second quarter of 2007 compared to 1,153,295 ounces of silver and 18,265 ounces of gold in the second quarter of 2006. Total cash costs per ounce decreased to $2.54 from $2.61 in the second quarter of 2006. The decrease in cash costs per ounce is due to increased silver production.

        Silver production for the six months ended June 30, 2007 was 2,410,029 ounces compared to 2,301,658 ounces for the six months ended June 30, 2006 and gold production decreased to 28,435 ounces from 34,382 ounces for the six months ended June 30, 2006. Total cash costs per ounce increased to $3.71 compared to $3.46 for the same period of 2006. This increase in cash costs per ounce is due to decreased by-product credits due to lower gold production and higher operating costs.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $40.9 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $25.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of the agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for new ounces of proven and probable silver reserves.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The Company has received approximately 0.7 million payable ounces to date and the current ore reserve contains approximately 15.3 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce. As of June 30, 2007, Coeur has received approximately 1.1 million ounces of cumulative production from the Endeavor mine.

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option to extend an additional six months. No advances have been drawn under the facility as of June 30, 2007.

        Production at the Endeavor mine during the second quarter of 2007 was 124,441 ounces of silver compared to 80,890 ounces in the second quarter of 2006. Total cash costs per ounce increased to $2.91 from $2.79. For the six months ended June 30, 2007, production was 284,718 ounces of silver compared to 165,170 ounces for the same period in 2006. The cash costs per ounce of silver production increased to $3.06 compared to $2.45 due to higher smelting and refining costs.

        Broken Hill Mine:

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$6.0 million of additional consideration, $0.75 million per year, by meeting certain silver production thresholds over the first eight years of production. Production fell short of the thresholds in the 2007 and 2006 periods by 0.6 million and 0.5 million, respectively.

        Production at the Broken Hill mine during the second quarter of 2007 was 476,494 ounces of silver compared to 528,041 ounces for the second quarter of 2006. The cash costs per ounce of silver production decreased to $3.20 compared to $3.27. For the six months ended June 30, 2007, silver production was 779,342 ounces compared to 1,085,353 ounces in the same period of 2006. The cash cost per ounce of silver production increased to $3.19 compared to $3.07.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration to be received of $1.1 million for working capital. At the Galena Mine, silver production for the three and six months ended June 30, 2006 was 269,027 and 768,674 ounces, respectively.

The Bolnisi and Palmarejo Transactions

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies. Bolnisi is the majority shareholder of Palmarejo, holding 73.6% of its outstanding shares. Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own. It is anticipated that this will result in Coeur issuing a total of approximately 271.3 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share and C$0.004 (US$0.003) per Palmarejo share. The actual amount of consideration paid will be dependent upon the average Coeur stock price and the number of outstanding Bolnisi and Palmarejo shares at the time the acquisition becomes effective and could be more or less than $1.1 billion.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals, including those of antitrust agencies). The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction. Both arrangements require approval by the applicable courts in Canada and Australia. Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the fourth quarter of 2007.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rochester
Tons processed	2,065,481	2,737,547	4,148,753	5,269,447
Ore grade/Ag oz	0.59	0.76	0.67	0.72
Ore grade/Au oz	.006	.009	.007	.011
Recovery/Ag oz (A)	100.7%	55.5%	86.2%	60.9%
Recovery/Au oz (A)	117.7%	75.1%	103.6%	58.3%
Silver production ounces	1,227,233	1,153,295	2,410,029	2,301,658
Gold production ounces	14,146	18,265	28,435	34,382
Cash cost/oz	$2.54	$2.61	$3.71	$3.46
Total cost/oz	$5.21	$5.80	$6.96	$6.70
Cerro Bayo
Tons milled	99,095	115,361	157,545	215,636
Ore grade/Ag oz	3.92	7.20	4.82	6.43
Ore grade/Au oz	.110	.094	.133	.094
Recovery/Ag oz	95.1%	95.1%	95.0%	94.2%
Recovery/Au oz	93.4%	92.1%	93.7%	92.1%
Silver production ounces	369,500	789,746	721,448	1,305,568
Gold production ounces	10,218	9,935	19,646	18,729
Cash cost/oz	$7.16	$1.82	$4.26	$2.47
Total cost/oz	$10.91	$3.77	$8.07	$4.63
Martha Mine
Tons milled	9,663	6,817	17,864	15,666
Ore grade/Ag oz	89.12	97.79	84.77	79.75
Ore grade/Au oz	.122	.134	.115	.105
Recovery/Ag oz	93.9%	95.0%	94.6%	94.2%
Recovery/Au oz	92.5%	91.8%	93.3%	92.0%
Silver production ounces	809,026	633,014	1,432,124	1,176,500
Gold production ounces	1,089	839	1,924	1,509
Cash cost/oz	$5.18	$5.14	$5.59	$5.04
Total cost/oz	$5.57	$5.61	$6.00	$5.50
Endeavor
Tons milled	251,785	118,775	537,865	221,778
Ore grade/Ag oz	1.03	1.11	0.96	1.20
Recovery/Ag oz	48.2%	61.3%	55.1%	62.1%
Silver production ounces	124,441	80,890	284,718	165,170
Cash cost/oz	$2.91	$2.79	$3.06	$2.45
Total cost/oz	$3.89	$4.09	$4.04	$3.75
Broken Hill
Tons milled	447,771	525,888	749,388	1,106,911
Ore grade/Ag oz	1.28	1.32	1.22	1.35
Recovery/Ag oz	83.2%	75.8%	85.0%	72.2%
Silver production ounces	476,494	528,041	779,342	1,085,353
Cash cost/oz	$3.20	$3.27	$3.19	$3.07
Total cost/oz	$5.16	$6.02	$5.15	$5.82
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	3,006,694	3,184,986	5,627,661	6,034,249
Gold ounces	25,453	29,039	50,005	54,620
Cash cost per oz/silver	$3.93	$3.03	$4.15	$3.46
Total cost/oz	$5.94	$5.25	$6.45	$5.78
CONSOLIDATED SALES TOTALS
Silver ounces sold	2,805,479	3,249,854	5,481,913	6,127,744
Gold ounces sold	25,520	29,157	50,152	54,891
Realized price per silver ounce	$13.47	$13.10	$13.60	$11.82
Realized price per gold ounce	$665	$649	$655	$620

(A)	The leach cycle at Rochester requires an extended period to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Silver Valley/Galena
Tons milled	-	20,224	-	52,876
Ore grade/Silver oz	-	13.92	-	15.15
Recovery/Silver oz	-	95.6%	-	96.0%
Silver production ounces	-	269,027	-	768,674
Cash cost/oz	-	$10.72	-	$9.75
Total cost/oz	-	$11.04	-	$10.64
Gold production	-	58	-	180

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

THREE MONTHS ENDED JUNE 30, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,227,233	369,500	809,026	124,441	476,494	3,006,694
Cash Costs per ounce	$2.54	$7.16	$5.18	$2.91	$3.20	$3.93

Total Cash Costs (Non-GAAP)	$3,112	$2,645	$4,190	$362	$1,525	$11,834
Add/Subtract:
Third party smelting costs	--	(845)	(464)	(249)	(600)	(2,158)
By-product credit (1)	9,420	6,776	726	--	--	16,922
Other adjustments	511	--	--	--	--	511
Change in inventory	205	(546)	--	19	(47)	(369)
Depreciation, depletion and
amortization	2,765	1,384	313	122	934	5,518

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$16,013	$9,414	$4,765	$254	$1,812	$32,258

THREE MONTHS ENDED JUNE 30, 2006
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,153,295	789,746	633,014	80,890	528,041	3,184,986
Cash Costs per ounce	$2.61	$1.82	$5.14	$2.79	$3.27	$3.03

Total Cash Costs (Non-GAAP)	$3,008	$1,439	$3,251	$225	$1,727	$9,650
Add/Subtract:
Third party smelting costs	--	(1,021)	(469)	(155)	(762)	(2,407)
By-product credit (1)	11,535	6,298	522	--	--	18,355
Other adjustments	197	--	--	--	--	197
Change in inventory	(4,130)	(245)	(159)	(6)	332	(4,208)
Depreciation, depletion and
amortization	3,480	1,537	302	105	1,452	6,876

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$14,090	$8,008	$3,447	$169	$2,749	$28,463

SIX MONTHS ENDED JUNE 30, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	2,410,029	721,448	1,432,124	284,718	779,342	5,627,661
Cash Costs per ounce	$3.71	$4.26	$5.59	$3.06	$3.19	$4.15

Total Cash Costs (Non-GAAP)	$8,934	$3,071	$7,999	$873	$2,483	$23,360
Add/Subtract:
Third party smelting costs	--	(1,452)	(982)	(616)	(968)	(4,018)
By-product credit (1)	18,696	12,914	1,271	--	--	32,881
Other adjustments	650	--	--	--	--	650
Change in inventory	(3,276)	(2,333)	518	32	(54)	(5,113)
Depreciation, depletion and
amortization	7,181	2,749	584	279	1,528	12,321

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$32,185	$14,949	$9,390	$568	$2,989	$60,081

SIX MONTHS ENDED JUNE 30, 2006
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	2,301,658	1,305,568	1,176,500	165,170	1,085,353	6,034,249
Cash Costs per ounce	$3.46	$2.47	$5.04	$2.45	$3.07	$3.46

Total Cash Costs (Non-GAAP)	$7,972	$3,222	$5,932	$405	$3,336	$20,867
Add/Subtract:
Third party smelting costs	--	(1,792)	(781)	(257)	(1,334)	(4,164)
By-product credit (1)	20,476	11,171	893	--	--	32,540
Other adjustments	936	--	--	--	--	936
Change in inventory	(7,022)	(1,596)	(223)	(54)	403	(8,492)
Depreciation, depletion and
amortization	6,518	2,820	540	214	2,985	13,077

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$28,880	$13,825	$6,361	$308	$5,390	$54,764

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006 (2)	2007	2006 (2)
	(In thousands except ounces and per ounce costs)
Production of Silver (ounces)	-	269,027	-	768,674
Cash Costs per ounce	-	$10.72	-	$9.75

Total Cash Costs (Non-GAAP)	-	$2,883	-	$7,498
Add/Subtract:
Third party smelting costs	-	(595)	-	(1,464)
By-product credit (2)	-	677	-	1,473
Change in inventory	-	1,008	-	726
Depreciation, depletion and
amortization	-	86	-	681

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	-	$4,059	-	$8,914

(1)	By-product credits are based upon production units and the period’s average metal price for the purposes of reporting cash costs per ounce.

(2)	Amounts represent two and five months ended May 31, 2006, respectively.

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the second quarter of 2007 focused on reserve development/delineation drilling and discovery of new mineralization. Approximately 17,100 meters (56,200 feet) were drilled in the two programs. The majority of the drilling (56%) was devoted to definition of new reserves around the current mine operations areas. During the quarter, this work resulted in the discovery of three new veins known as the Dagny, Fabiola and Coyita veins. Drilling commenced on the Dagny vein in the quarter. Results from both programs are expected to produce additional reserves and mineralized material though the impact of the new drilling will not be fully evaluated until the program is completed.

Martha Mine (Argentina)

        At Martha, a total of approximately 4,000 meters (13,000 feet) of drilling was completed during the second quarter to expand reserves and discover new mineralization. The majority of this drilling (76%) was devoted to discovery of new mineralization. Results obtained from drilling R4 Deep, Francisca and Catalina continues to expand the strike and depth of the mineralization in those veins, which were discovered in 2004. Drilling will continue throughout the year on these and other targets in the Martha mine district.

Other Properties

        In addition to exploration at its operating and development properties, Coeur conducts a large grassroots (greenfields) exploration program to find new mineral deposits and define new mining opportunities. Currently the largest components of this program are devoted to the Santa Cruz Province of southern Argentina and to the Lake Victoria Gold Belt of Tanzania but the Company has also budgeted for exploration in other parts of the world as well.

        Argentina, Santa Cruz Province

        In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the first half of 2007, the Company focused this effort on the Sascha and Sol de Mayo properties. Sascha is one of two properties on which the Company has an option to earn up to a 71% interest in a joint venture with Mirasol Resources Ltd. During the quarter, we drilled approximately 2,300 meters (7,500 feet) of core at both Sascha and Sol de Mayo.

        Tanzania (Africa)

        In the second quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. Core and reverse circulation drilling was conducted on the Saragurwa and Kiziba Hill properties in the quarter and total 3,571 meters (11,716 feet).

        Puchuldiza, Chile

        Puchuldiza is a large, epithermal, hot spring deposit in a setting very similar to other such gold deposits in the USA, New Zealand and Japan. Gold mineralization can be found throughout the property in systems of veins, veinlets and stockworks developed in explosion breccias and silicified zones.

        On November 28, 2001, the Company signed an agreement with Barrick Gold Corporation relating to Coeur’s Puchuldiza gold property located approximately 250 kms northeast of the port city of Iquique in northern Chile. Under the terms of the agreement, Barrick can earn a 75% interest in the property in return for exploration expenditures of $2.25 million over the next five years (the initial period). For an additional $5.8 million in exploration spending, Barrick can increase its property interest to 85%. Coeur, however, can recover its full 25% interest by making a cash payment to Barrick equivalent to 25% of Barrick’s additional expenditure of $5.8 million, plus a 50% penalty.

        Since 2001, Barrick has spent approximately $1.95 million on geologic mapping, geochemical and geophysical surveys and drilling on the Puchuldiza property. A total of 4,375 meters (14,350 feet) of drilling in 17 core holes has been completed. Results of their work have been encouraging enough for Barrick to plan follow-up work. Coeur granted to Barrick a 24-month extension of the initial period and Barrick must spend a cumulative total of $2.45 million by the end of the initial period to earn a 75% interest.

Development Projects:

San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. The Company estimates the direct capital cost of the project, excluding political risk insurance premiums and capitalized interest, to be approximately $174 million, and the annual production to be approximately 6 to 9 million ounces of silver over a mine life of approximately 14 years.

        During the first six months of 2007, construction work activity has increased in all project areas including the process plant and tailings facility. Current work includes concrete foundation work in the crusher, stockpile and mill areas, tank installation in the leach and Counter Current Decantation thickener areas and continued work at the tailings facility. Detailed engineering and procurement activities were completed in June with any remaining activities to be performed at site. All of the major construction contracts have been committed for the project. As of June 30, 2007, seven major contractors were employed on site with a total employment of approximately 950 workers, most of whom are Bolivian, and the project has recorded 1 million man-hours without a lost time accident. At the end of July, the Company began stockpiling oxide dump material adjacent to the plant site in anticipation of the mill start up.

        During the six months ended June 30, 2007, Coeur expended approximately $27.7 million and plans to incur additional engineering, procurement and construction costs of approximately $120.7 million in 2007. The Company plans to complete construction activities toward the end of 2007.

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

        The Company updated its ore reserves for San Bartolome in the second quarter of 2007 using additional sampling, revised operating and capital costs and silver price.

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

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska (the “District Court”) against the Corps of Engineers and the USFS seeking to invalidate permits issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. The deadline for filing a Petition for Rehearing to the Ninth Circuit is August 20, 2007. The Company intends to seek an appeal to the Ninth Circuit court.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production. As of March 31, 2007, the Company estimates the cost of currently approved project construction activities to be approximately $238 million. The date of resumption of the remaining construction activities which are critical to commencement of production is uncertain and dependent upon the ultimate outcome of the legal challenge and the appeals.

        Total expenditures by the Company at the Kensington property in the six months ended June 30, 2007 were $58.6 million. Such expenditures were used to continue the permitting and development activities. The Company plans to incur additional construction cost of approximately $22.1 million during the remainder of 2007, subject to the ultimate outcomes of the litigation appeal process.

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

        At June 30, 2007, the Company had outstanding provisionally priced sales of $73.1 million consisting of 3.8 million ounces of silver and 34,159 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,300; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $34,200.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. During the first and second quarters of 2007, the Company performed an asset impairment assessment on the Kensington project as a result of a triggering event. The Company did not record any write-downs during the period ended June 30, 2007.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $70.1 million as of June 30, 2007. Of this amount, $32.7 million is reported as a current asset and $37.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.5 million	5.2 million	13,214	26,428	39,642
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.28	$ 2.20	$ 2.90	$ 0.54	$ 1.01	$ 1.43
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.90	$ 4.99	$10.98	$ 0.63	$ 1.36	$ 2.24

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

RESULTS OF OPERATIONS

        Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

        Sales of metal from continuing operations in the second quarter of 2007 decreased by $2.4 million, or 4.4%, from the second quarter of 2006 to $51.7 million. The decrease in sales of metal is attributable to a 13.7% decrease in the quantity of ounces sold partially offset by increased metal prices realized. In the second quarter of 2007, the Company sold 2.8 million ounces of silver and 25,500 ounces of gold compared to 3.2 million ounces of silver and 29,200 ounces of gold for the same period in 2006. Realized silver and gold prices were $13.47 and $665 per ounce, respectively, in the second quarter of 2007 compared to $13.10 and $649, respectively, for the comparable quarter of 2006.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the second quarter of 2007, by-product revenues totaled $17.0 million compared to $18.4 million for the same period of 2006. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

        In the second quarter of 2007, the Company produced a total of 3,006,694 ounces of silver and 25,453 ounces of gold, compared to 3,184,986 ounces of silver and 29,039 ounces of gold in the second quarter of 2006. The decrease in silver production is primarily due to decreased production from the Cerro Bayo and Broken Hill mines, offset by increased production for the Rochester, Martha and Endeavor mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the second quarter of 2007 increased by $5.2 million, or 23.9%, from the second quarter of 2006 to $26.7 million. The increase in production costs in the second quarter of 2007 is primarily due to higher costs of labor, fuel, power and other consumables.

        Depreciation and depletion decreased by $1.2 million, or 17.7%, in the second quarter of 2007 compared to the prior year’s second quarter, primarily due to decreased depletion expense from the Rochester operations.

        Administrative and general expenses increased by $1.2 million in the second quarter of 2007 compared to the same period in 2006 and is due to business development activities primarily related to the proposed Bolnisi and Palmarejo merger and increases in compensation costs and other general and administrative expenses.

        Exploration expenses increased by $0.6 million in the second quarter of 2007 compared to the same period in 2006 as a result of increased exploration activity.

        Litigation settlement expenses decreased by $0.5 million from the second quarter of 2006. During the first quarter of 2007, the Company accrued the remainder of its final royalty payment to the U.S. government called for under the May 2001 settlement agreement relating to the federal natural resources action.

Other Income and Expenses

        Interest and other income in the second quarter of 2007 decreased by $0.5 million to $4.3 million compared with the second quarter of 2006. The decrease was primarily due to lower levels of invested cash and short-tem investments on hand during the second quarter of 2007 compared to the prior year’s quarter.

        Interest expense in the second quarter of 2007 decreased by $0.3 million compared to the second quarter of 2006. The decrease in interest expense is related to an increase in the amount of interest expense capitalized as a result of higher capitalized expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $0.6 million in the second quarter of 2007 compared to $0.3 million in the prior year’s second quarter.

Income Taxes

        For the three months ended June 30, 2007, the Company reported an income tax provision of approximately $3.2 million compared to an income tax provision of $2.8 million in the second quarter of 2006. The following table summarizes the components of the Company’s income tax provision for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Current:
United States - Alternative minimum tax	$(76)	$(369)
United States - Foreign withholding	(283)	(169)
Foreign - Argentina	(1,308)	(1,900)
Foreign - Australia	(659)	(1,449)
Deferred:
Foreign - Argentina	(349)	279
Foreign - Australia	(461)	425
Foreign - Chile	(91)	354

Income tax provision	$(3,227)	$(2,829)

        During the second quarter of 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.3 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.9 million deferred tax provision in foreign jurisdictions from utilization of tax loss carryforwards in Chile and the recognition of taxable temporary differences in Argentina and Australia.

        During the second quarter of 2006, due to significantly higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $0.4 million deferred tax benefit in Chile related to the release of valuation allowance on net operating loss carryforwards due to significantly higher metal prices and additional proven and probable reserves.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash plus a post-closing working capital adjustment of $1.1 million. Pursuant to FAS 144, Accounting for the Impairment of Long-Lived Assets, Coeur Silver Valley was classified as an asset for sale and the results of operations reported in discontinued operations for all periods presented. The Company recognized a gain of $11.2 million on the sale in the quarter ended June 30, 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended June 30, 2006 (in thousands):

Three Months Ended June 30, 2006
Sales of metal	$5,513
Production costs applicable to sales	(3,973)
Depreciation and depletion	(86)
Mining exploration	(69)
Other	(28)

Income from discontinued operations	$1,357
Gain on sale of net assets of discontinued operations	11,159

Net income from discontinued operations	$12,516

        Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

        Sales of metal from continuing operations in the six months ended June 30, 2007 increased by $3.6 million, or 3.7%, over the same period of 2006 to $102.5 million. The increase in product sales of metal was primarily attributable to higher realized metal prices, partially offset by a decrease in the quantity of ounces sold during the six months ended June 30, 2007 compared to the same period in 2006. In the six months ended June 30, 2007, the Company sold 5.5 million ounces of silver and 50,200 ounces of gold compared to 6.1 million ounces of silver and 54,900 ounces of gold for the same period in 2006. Realized silver and gold prices were $13.60 and $655 per ounce, respectively, in the six months ended June 30, 2007 compared to $11.82 and $620, respectively, in the comparable period of 2006.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. In the six months ended June 30, 2007, by-product revenues totaled $33.3 million compared to $33.4 million for the same period of 2006. The decrease in by-product revenues is primarily due to a decrease in the number of gold ounces sold offset by an increase in the realized prices for gold. The Company believes, based on best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the six months ended June 30, 2007, the Company’s continuing operations produced a total of 5,627,661 ounces of silver and 50,005 ounces of gold, compared to 6,034,249 ounces of silver and 54,620 ounces of gold in the same period of 2006. The decrease in silver production is primarily due to decreased production from the Cerro Bayo and Broken Hill mines, offset by increased production from the Rochester, Martha and Endeavor mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the six months ended June 30, 2007 increased by $6.1 million, or 14.6%, from the same period of 2006 to $47.8 million. The increase in the six months ended June 30, 2007 is primarily due to higher costs of labor, fuel, power and other consumables.

        Depreciation and depletion decreased by $0.5 million, or 4%, for the first six months of 2007 compared to the first six months of 2006 primarily due to lower depletion expense from the Rochester mine.

        Administrative and general expenses increased by $2.3 million, or 24%, in the six months ended June 30, 2007 compared to the same period in 2006 due to business development activities primarily related to the proposed Bolnisi and Palmarejo merger.

        Exploration expenses increased by $1.5 million in the six months ended June 30, 2007 compared to the same period in 2006 as a result of increased exploration activity.

        Litigation settlement expense increased slightly in the first six months of 2007 to $0.5 million as a result of accruals pursuant to the Federal Natural Resource settlement decree dated May 14, 2001. Under the terms of the settlement, the Company is required to pay a net smelter royalty on all of its domestic and foreign operations until the earlier of May 14, 2021 or once the cumulative amount of $3.0 million has been paid. The Company has made its final payment to the U.S. government called for under the May 2001 settlement agreement.

Other Income and Expenses

        Interest and other income in the six months ended June 30, 2007 increased by $1.6 million to $8.9 million compared with the same period of 2006. The increase was primarily due to higher levels of invested cash and short-term investments on hand during the six months ended June 30, 2007 compared to the same period in 2006.

        Interest expense was $0.2 million in the six months ended June 30, 2007 compared to $0.9 million in the six months ended June 30, 2006. The decrease in interest expense is due to an increase in the amounts of interest expense capitalized as a result of higher capital expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $1.1 million in the six months ended June 30, 2007 compared to $0.4 million in the same period of 2006.

Income Taxes

        For the six months ended June 30, 2007, the Company reported an income tax provision of approximately $6.9 million compared to an income tax provision of $2.5 million in the same period of 2006. The following table summarizes the components of the Company’s income tax provision for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006
Current:
United States - Alternative minimum tax	$(309)	$(469)
United States - Foreign withholding	(666)	(492)
Foreign - Argentina	(2,906)	(2,511)
Foreign - Australia	(1,773)	(2,141)
Deferred:
Foreign - Argentina	(174)	492
Foreign - Australia	(361)	199
Foreign - Chile	(739)	2,441

Income tax provision	$(6,928)	$(2,481)

        During the six months ended June 30, 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $1.3 million deferred tax provision in foreign jurisdictions from utilization of tax loss carryforwards in Chile and the recognition of taxable temporary differences in Argentina and Australia. During the six months ended June 30, 2007, the Company recorded $0.5 million in income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

        During the six months ended June 30, 2006, due to significantly higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $2.4 million deferred tax benefit in Chile related to the release of valuation allowance on net operating loss carryforwards due to significantly higher metal prices and additional proven and probable reserves.

Results of Discontinued Operations

        On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash plus a post-closing working capital adjustment of $1.1 million. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Coeur Silver Valley was classified as an asset held for sale and the results of operations reported in discontinued operations for all periods presented. The Company recognized a gain of approximately $11.2 million on the sale in the six months ended June 30, 2006.

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the six months ended June 30, 2006 (in thousands):

Six Months Ended June 30, 2006
Sales of metal	$11,223
Production costs applicable to sales	(8,233)
Depreciation and depletion	(681)
Mining exploration	(279)
Other	(62)

Income from discontinued operations	$1,968
Gain on sale of net assets of discontinued operations	11,159

Net income from discontinued operations	$13,127

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at June 30, 2007, decreased by $71.7 million to approximately $311.4 million compared to $383.1 million at December 31, 2006. The decrease in working capital was primarily attributed to decreased cash flow and increased capital spending related to the Kensington and San Bartolome projects. The ratio of current assets to current liabilities was 5.9 to 1 at June 30, 2007, compared to 7.5 to 1 at December 31, 2006.

        Net cash provided by operating activities in the second quarter of 2007 was $11.5 million compared to net cash provided by operating activities of $32.0 million in the second quarter of 2006. The decrease of $20.5 million in cash flow from operations is primarily due to the change in net income. Net cash used in investing activities in the second quarter of 2007 was $52.9 million compared to net cash used in investing activities of $6.2 million in the prior year’s comparable period. The decrease of $46.7 million in cash used in investing activities is due to an increase in purchases of short-term investments and an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash used in financing activities was $0.4 million in the second quarter of 2007, compared to $0.1 million used in the second quarter of 2006. As a result of the above, cash and cash equivalents decreased by $41.8 million in the second quarter of 2007 compared to an increase of $25.7 million for the comparable period in 2006.

        Net cash provided by operating activities in the six months ended June 30, 2007 was $34.2 million compared to net cash provided by operating activities of $49.2 million in the six months ended June 30, 2006. The decrease of $15.0 million in cash flow from operations is primarily due to the change in net income. Net cash used in investing activities in the first six months of 2006 was $67.6 million compared to net cash used in investing activities of $35.8 million in the prior year’s comparable period. The increase of $31.8 million in cash used in investing activities is due to an increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects and due to the fact $14.4 million was provided by the sale of discontinued operations in 2006. Net cash used in financing activities was $1.1 million in the first six months of 2007, compared to $145.4 million provided by financing activities in the first six months of 2006. The decrease was primarily due to the receipt of proceeds from the issuance of common stock which was completed in the first quarter of 2006. As a result of the above, cash and cash equivalents decreased by $34.4 million in the first six months of 2007 compared to an increase of $158.8 million for the comparable period in 2006.

Debt and Capital Resources

        At June 30, 2007, the Company had $272.5 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing and available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $185.1 million will be spent in the remainder of 2007 on capital expenditures at its operating mines and development-stage properties.

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

        In May 2001, the Company and representatives of the U.S. Government, including the Environmental Protection Agency, the Department of Interior and the Department of Agriculture, reached an agreement to settle the lawsuit. The terms of settlement, which have been fully satisfied by the Company as of June 30, 2007, are set forth in a Consent Decree issued by the court. Pursuant to the terms of the Consent Decree, dated May 14, 2001, the Company paid the U.S. Government a total of approximately $3.9 million in 2001. In addition, the Company (i) will pay the United States 50% of any future recoveries from insurance companies for claims for defense and indemnification under general liability insurance policies in excess of $0.6 million, (ii) has accomplished certain cleanup work on the Mineral Point property and Caladay property, and (iii) has made a conveyance to the U.S. of certain real property to be used as a waste repository. Finally, commencing five years after effectiveness of the settlement (or May 14, 2006), the Company was obligated to pay royalties on all of its domestic and foreign operating properties, up to a cumulative of $3 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and was to expire May 14, 2021. As of June 30, 2007, the entire $3.0 million has been paid. The Company does not anticipate that there will be any future recoveries from insurance companies. Therefore, the terms of settlement have been fully satisfied.

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

Federal District Court of Alaska Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska (the “District Court”) against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        Following District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur filed its answer to the Amended Complaint; and Coeur, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit. On August 4, 2006, the District Court dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals (the “Circuit Court”), and on August 24, 2006, the Circuit Court granted a temporary injunction pending appeal enjoining certain activities relating to the Lake Tailings facility.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan.

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. The deadline for filing a Petition for Rehearing to the Ninth Circuit is August 20, 2007. The Company intends to seek an appeal to the Ninth Circuit court.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.

        This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $540 per ounce. As of June 30, 2007, the Kensington project has a carrying value of its long-lived assets of $264 million.

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

        At June 30, 2007, the Company had outstanding provisionally priced sales of $73.1 million, consisting of 3.8 million ounces of silver and 34,159 ounces of gold, which had a fair value of approximately $73.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,300; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $34,200.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At June 30, 2007, the Company had foreign exchange contracts of $3.9 million in U.S. dollars which settle monthly through the remainder of 2007. For the six months ended June 30, 2007, the Company recorded a realized gain of approximately $27,000 in connection with its foreign currency hedging program. As of June 30, 2007, the fair value of the foreign exchange contracts was an asset of $0.3 million.

        All of the Company’s long-term debt at June 30, 2007, is fixed-rate based. The fair value of the Company’s long-term debt at June 30, 2007 was $159.5 million. The fair value was estimated based upon bond market closing prices at June 30, 2007.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2007, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings.

Kensington Project Permit Challenge

        On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska (the “District Court”) against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (CWA) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA and is thus illegal. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers.

        Following District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur filed its answer to the Amended Complaint; and Coeur, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit. On August 4, 2006, the District Court dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals (the “Circuit Court”), and on August 24, 2006, the Circuit Court granted a temporary injunction pending appeal enjoining certain activities relating to the Lake Tailings facility.

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan.

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. The deadline for filing a Petition for Rehearing to the Ninth Circuit is August 20, 2007. The Company intends to seek an appeal to the Ninth Circuit court. The Company cannot now predict the potential for obtaining an appeal or if it will prevail upon appeal if one is granted.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. The deadline for filing a Petition for Rehearing to the Ninth Circuit is August 20, 2007. The Company intends to seek an appeal to the Ninth Circuit court.

        This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $540 per ounce. As of June 30, 2007, the Kensington project has a carrying value of its long-lived assets of $264 million.

We may be required to incur additional indebtedness to fund our capital expenditures.

        We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2004, we commenced construction at the San Bartolome project and in 2005 we commenced construction at the Kensington project. Construction of both projects could require a total capital investment of approximately $412.0 million of which approximately $142.8 million will be required in future periods. While we believe that our cash, cash equivalents and short-term investments combined with cash flow generated from operations will be sufficient for us to make this level of capital investment, no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $311.4 million at June 30, 2007. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During the years ended December 31, 2006 and 2005, we generated $91.2 million and $6.7 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on August 6, 2007 were $12.98 and $672 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $70.1 million as of June 30, 2007. Of this amount, $32.7 million is reported as a current asset and $37.4 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.5 million	5.2 million	13,214	26,428	39,642
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.28	$ 2.20	$ 2.90	$ 0.54	$ 1.01	$ 1.43
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 1.90	$ 4.99	$10.98	$ 0.63	$ 1.36	$ 2.24

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

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of June 30, 2007, unions represented approximately 22% of our worldwide workforce. On that date, the Company had 135 employees at its Cerro Bayo mine and 96 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on May 8, 2007. Of the Company’s total 278,467,240 shares of common stock outstanding on March 22, 2007 (the record date), 222,328,822 shares (or 79.8% of the outstanding) were represented in person or by proxy at the Annual Meeting.

        The first proposal was the election of directors. The following persons were nominated and elected to serve as members of the Board of Directors for one year or until their successors are elected and qualified by the votes indicated: James J. Curran – 213,251,593 shares for and 9,077,229 shares withheld; Sebastian Edwards – 214,362,836 shares for and 7,965,986 shares withheld; Andrew Lundquist – 213,026,989 shares for and 9,301,833 shares withheld; Robert E. Mellor – 212,128,760 shares for and 10,200,062 shares withheld; John H. Robinson – 214,243,544 shares for and 8,085,278 shares withheld; J. Kenneth Thompson– 214,444,021 shares for and 7,884,801 shares withheld; Alex Vitale – 211,555,543 shares for and 10,773,279 shares withheld; Dennis E. Wheeler – 212,563,435 shares for and 9,765,387 shares withheld; and Timothy R. Winterer – 214,402,277 shares for and 7,926,545 shares withheld.

        The second proposal was the proposed ratification of the appointment of KPMG LLP as the Company’s independent accountants. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 218,086,354 shares for (representing 78.3% of the shares voting), 3,262,627 shares against with 979,841 shares abstaining.

Item 5.  Other Information

Effective as of July 31, 2007, the Company entered into an amendment to an employment agreement with Donald J. Birak. The sole purpose of the amendment was to extend the term of the employment agreement until June 30, 2009.

Item 6.  Exhibits

Exhibits.

2.1	Amending Agreement, dated June 8, 2007, Relating to Merger Implementation Agreement, dated May 3, 2007, by and among the Registrant, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated June 8, 2007.)

2.2	Second Amending Agreement, dated June 22, 2007, Relating to Merger Implementation Agreement, dated May 3, 2007, by and among the Registrant, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL, as amended on June 8, 2007. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A Amendment No. 1 dated June 22, 2007.)

10.1	Second Amendment to Employment Agreement, dated July 31, 2007, to employment agreement dated July 1, 2005, as amended on July 31, 2006, between the Registrant and Donald J. Birak.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated August 6, 2007	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated August 6, 2007	/s/ James A. Sabala
JAMES A SABALA
Executive Vice President and
Chief Financial Officer