Form 10-Q
period 2007-09-30
COEUR D ALENE MINES CORP
filed 2007-11-02
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 278,765,840 shares were issued and outstanding as of October 31, 2007.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	September 30, 2007 and December 31, 2006
	Consolidated Statements of Operations and	5
	Comprehensive Income - Unaudited
	Three and Nine Months Ended September 30, 2007 and 2006
	Consolidated Statements of Cash Flows - Unaudited	6
	Three and Nine Months Ended September 30, 2007 and 2006
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
Part II.	Other Information
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	54
Item 6.	Exhibits	59

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents	$170,490	$270,672
Short-term investments	38,300	70,373
Receivables	45,900	43,233
Ore on leach pad	31,354	31,302
Metal and other inventory	15,369	16,341
Deferred tax assets	3,436	3,629
Prepaid expenses and other	16,517	6,047

	321,366	441,597
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	193,087	132,315
Less accumulated depreciation	(69,347)	(64,206)

	123,740	68,109
MINING PROPERTIES
Operational mining properties	138,211	130,447
Less accumulated depletion	(123,077)	(116,361)

	15,134	14,086
Mineral interests	74,526	72,201
Less accumulated depletion	(10,565)	(7,828)

	63,961	64,373
Non-producing and development properties	288,924	190,988

	368,019	269,447
OTHER ASSETS
Ore on leach pad, non-current portion	30,959	35,367
Restricted cash and cash equivalents	21,946	19,492
Debt issuance costs, net	4,924	5,151
Deferred tax assets	2,564	2,544
Other	15,973	7,919

	76,366	70,473

TOTAL ASSETS	$889,491	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,175	$22,315
Accrued liabilities and other	8,950	11,865
Accrued income taxes	6,161	10,317
Accrued payroll and related benefits	6,867	8,527
Accrued interest payable	469	1,031
Current portion of reclamation and mine closure	4,330	4,460

	63,952	58,515
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	27,715	27,226
Other long-term liabilities	4,336	2,891

	212,051	210,117
COMMITMENTS AND CONTINGENCIES
(See Notes H, I, J, L, M and N)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 500,000,000 shares, issued 279,525,051 and 279,054,344 shares in 2007 and 2006
(1,059,211 shares held in treasury)	279,525	279,054
Additional paid-in capital	779,960	777,798
Accumulated deficit	(433,650)	(463,221)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	843	553

	613,488	580,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$889,491	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES	(In thousands except per share data)
Sales of metal	$52,863	$50,606	$155,388	$149,501
COSTS AND EXPENSES
Production costs applicable to sales	38,231	21,915	85,991	63,602
Depreciation and depletion	3,895	6,536	16,669	19,843
Administrative and general	4,706	4,045	16,590	13,662
Exploration	3,268	2,572	8,699	6,474
Litigation settlement	--	874	507	1,343

Total costs and expenses	50,100	35,942	128,456	104,924
OTHER INCOME AND EXPENSE
Interest and other income	3,436	5,619	12,301	12,933
Interest expense, net of capitalized interest	(79)	(232)	(249)	(1,120)

Total other income and expense	3,357	5,387	12,052	11,813
Income from continuing operations before income taxes	6,120	20,051	38,984	56,390
Income tax provision	(2,485)	(1,673)	(9,413)	(4,155)

INCOME FROM CONTINUING OPERATIONS	3,635	18,378	29,571	52,235
Income from discontinued operations, net of income taxes	--	--	--	1,969
Gain (loss) on sale of net assets of discontinued operations	--	(27)	--	11,132

NET INCOME	3,635	18,351	29,571	65,336
Other comprehensive income (loss)	(226)	420	290	2,161

COMPREHENSIVE INCOME	$3,409	$18,771	$29,861	$67,497

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income from continuing operations	$0.01	$0.07	$0.11	$0.19
Income from discontinued operations	--	--	--	0.05

Net income	$0.01	$0.07	$0.11	$0.24

Diluted income per share:
Income from continuing operations	$0.01	$0.06	$0.10	$0.18
Income from discontinued operations	--	--	--	0.05

Net income	$0.01	$0.06	$0.10	$0.23

Weighted average number of shares of common stock
Basic	277,800	277,543	277,747	269,259
Diluted	302,336	302,172	302,249	293,975

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,635	$18,351	$29,571	$65,336
Add (deduct) non-cash items:
Depreciation and depletion	3,895	6,536	16,669	19,843
Deferred taxes	(469)	(816)	806	(3,947)
Unrealized loss (gain) on embedded derivative, net	(983)	(954)	107	2,247
Share based compensation	910	655	2,516	1,819
Other charges (credits)	162	(268)	(71)	253
Changes in Operating Assets and Liabilities:
Receivables	(14,781)	282	(8,996)	1,092
Metal and other inventory	10,773	(5,345)	5,328	(14,290)
Prepaid and other current assets	(7,755)	(846)	(10,915)	(1,872)
Accounts payable and accrued liabilities	(936)	3,196	(6,354)	10,832
Discontinued operations	--	27	--	(11,308)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,549)	20,818	28,661	70,005
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,325)	(49,021)	(157,029)	(102,505)
Purchases of short-term investments	(26,455)	(32,983)	(77,034)	(257,131)
Proceeds from sales of short-term investments	24,130	298,390	106,392	399,496
Other	(97)	25	330	(409)
Discontinued operations	--	1,081	--	15,446

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(59,747)	217,492	(127,341)	54,897
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt and capital leases	(370)	(377)	(1,148)	(1,066)
Proceeds from issuance of common stock	--	--	--	154,560
Payment of public offering costs	--	59	--	(8,329)
Common stock repurchased	(102)	--	(379)	--
Other	26	167	25	93

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(446)	(151)	(1,502)	145,258
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,742)	238,159	(100,182)	270,160
Cash and cash equivalents at beginning of period	236,232	86,897	270,672	54,896

Cash and cash equivalents at end of period	$170,490	$325,056	$170,490	$325,056

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2006.

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

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.2 million and $2.0 million during the three months ended September 30, 2007 and 2006, respectively, and $5.9 million and $6.4 million during the nine months ended September 30, 2007 and 2006, respectively, are recorded as a reduction of revenue.

        At September 30, 2007, the Company had outstanding provisionally priced sales of $62.0 million, consisting of 3.5 million ounces of silver and 24,350 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $34,900; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $24,400. At September 30, 2006, the Company had outstanding provisionally priced sales of $48.8 million, consisting of 3.3 million ounces of silver and 15,558 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,500; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $15,600.

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

        The Company corrected the classification in its cash flow statement for the three and nine months ended September 30, 2006 by reclassifying $257.5 million and $130.7 million of auction rate securities from net changes in cash and cash equivalents to net changes from purchases and/or sales of short-term investments. As a result, the following table shows the amounts, as originally presented in the Company’s Form 10-Q, for the three and nine months ended September 30, 2006 and the corrected 2006 amounts as presented in its Form 10-Q for the three and nine months ended September 30, 2007. This reclassification had no effect on total current assets, stockholders’ equity, net income, net income per share or on cash provided by operating activities.

For the Three Months Ended September 30, 2006	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$354,051	$(28,995)	$325,056
Net Cash Used in Investing Activities	(40,008)	257,500	217,492
Increase (decrease) in Cash and Cash Equivalents	(19,341)	257,500	238,159

For the Nine Months Ended September 30, 2006	As Previously Reported	Adjustment	Corrected
	(In Thousands)
Cash and Cash Equivalents	$354,051	$(28,995)	$325,056
Net Cash Used in Investing Activities	(75,828)	130,725	54,897
Increase in Cash and Cash Equivalents	139,435	130,725	270,160

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

        The Company reported ore on leach pad of $62.3 million as of September 30, 2007. Of this amount, $31.4 million is reported as a current asset and $30.9 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

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

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2007 and December 31, 2006, the Company held certificates of deposit and cash under these agreements of $21.9 million and $19.5 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is primarily dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

        Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,635	$18,351	$29,571	$65,336
Unrealized gain (loss) on marketable	(65)	(51)	96	71
securities
Change in fair value of cash flow hedges,
net of settlements	(161)	471	188	(127)
Minimum pension liability	--	--	--	2,219
Other	--	--	6	(2)

	$3,409	$18,771	$29,861	$67,497

        Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible senior notes outstanding in the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$3,635	277,800	$0.01	$29,571	277,747	$0.11
Effect of Dilutive Securities
Equity awards	--	852	--	--	818	--
1.25% Convertible Notes	74	23,684	--	223	23,684	--

Diluted EPS
Net income	$3,709	302,336	$0.01	$29,794	302,249	$0.10

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income from continuing operations	$18,378	277,543	$0.07	$52,235	269,259	$0.19
Income (loss) from discontinued operations	(27)	277,543	--	13,101	269,259	0.05

Net income	18,351	277,543	0.07	65,336	269,259	0.24
Effect of Dilutive Securities
Equity awards	--	945		--	1,031
1.25% Convertible Notes	209	23,684		1,030	23,685

Diluted EPS
Net income from continuing operations	18,587	302,172	0.06	53,265	293,975	0.18
Income (loss) from discontinued operations	(27)	302,172	--	13,101	293,975	0.05

Net income	$18,560	302,172	$0.06	$66,366	293,975	$0.23

        For the three and nine months ended September 30, 2007, options to purchase 1,441,941 shares of common stock at prices between $3.92 and $8.94 and options to purchase 995,525 shares of common stock at prices between $3.99 to $8.94, respectively, were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. The options, which expire between 2008 to 2017, are outstanding at September 30, 2007.

        Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.

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

        Reclassifications: Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify investments in auction rate securities from cash and cash equivalents to short-term investments and corresponding adjustments to the consolidated statements of cash flows for the periods ended September 30, 2006.

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

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at September 30, 2007.

NOTE C — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Concentrate and dore inventory	$7,746	$9,680
Supplies	7,623	6,661

Metal and other inventories	$15,369	$16,341

NOTE D – DISCONTINUED OPERATIONS

        During the first quarter of 2006, the Company committed to a plan to sell Coeur Silver Valley Inc. (“CSV”), a wholly owned subsidiary of the Company, that owned and operated the Galena underground silver mine and adjoining properties in Northern Idaho. On April 10, 2006, the Company announced that it had entered into an agreement to sell 100% of the shares of CSV to U.S. Silver Corporation for $15 million in cash. On June 1, 2006, the Company completed the sale of 100% of CSV to U.S. Silver Corporation for a total of $15 million in cash, plus a post closing working capital adjustment of $1.1 million. The Company recorded, within discontinued operations, a gain of approximately $11.1 million in the quarter ended June 30, 2006. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CSV was classified as held for sale and the results of its operations reported in discontinued operations beginning in the period ended June 30, 2006.

        The following table details selected financial information included in income from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Sales of metal	$--	$11,223
Production costs applicable to sales	--	(8,233)
Depreciation and depletion	--	(681)
Mining exploration	--	(279)
Other	--	(61)

Income from discontinued operations	--	1,969
Gain on sale of net assets of discontinued operations	(27)	11,132

Net income from discontinued operations	$(27)	$13,101

NOTE E — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense under these Plans charged to operations and capital projects was $1.6 million, $1.1 million, $4.7 million and $3.4 million for the three and nine months ended September 30, 2007 and 2006, respectively.

Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and salaried employees based on certain Company and employee performance measures. Cash payments for the nine months ended September 30, 2007 and 2006, amounted to $2.2 million and $2.7 million, respectively.

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

        The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.8 million shares reserved for issuance under this plan at September 30, 2007. Of the 5.8 million shares, 4.0 million shares can be issued for future grants. There are 1.4 million options and 0.4 million performance shares outstanding under this plan. Under the previous long-term incentive plan, the number of shares authorized to be issued was 2.9 million. There were 0.6 million shares reserved for issuance at September 30, 2007 for stock options previously awarded. No further awards will be made under this previous plan.

Non-Employee Directors’ Equity Incentive Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the nine months ended September 30, 2007 and 2006, 59,476 and 35,042 shares were issued in lieu of $0.2 million and $0.2 million, respectively, of Directors’ fees. At September 30, 2007, 0.4 million shares are reserved for issuance under this plan. Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At September 30, 2007, 0.5 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this previous plan.

        As of September 30, 2007, options to purchase 2,390,949 shares of common stock were outstanding under the LTIP and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $8.94 per share.

        Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. Exercise prices are equal to the fair market value of the shares on the date of the grant. The value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

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

        Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the three and nine months ended September 30, 2007 and 2006.

        The compensation expense recognized in the Company’s consolidated financial statements for the three and nine months ended September 30, 2007 for awards of equity instruments was $1.0 million and $2.7 million, respectively, of which $0.1 million and $0.2 million, respectively, was capitalized as part of the mine construction activities. As of September 30, 2007, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.1 years.

        The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $0.3 million, or less than $0.01 per basic and diluted share, for the nine months ended September 30, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $0.6 million for the nine months ended September 30, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the LTIP for the nine months ended September 30, 2007 and 2006 was $0.0 million and $0.8 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows.

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

The following table summarizes stock option activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2006	2,089,650	$3.56
Granted	462,015	3.99
Exercised	(16,105)	1.61
Canceled/expired	(144,611)	6.41

Stock options outstanding at September 30, 2007	2,390,949	$3.48

        Options exercisable at September 30, 2007, were 1,672,645 with a weighted average exercise price of $3.14. At September 30, 2007, the total intrinsic value was $2.2 million for stock options outstanding and exercisable.

        As of September 30, 2007, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.6 million and the weighted average period over which these awards are expected to be recognized was 2.1 years.

        The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	413,032	$4.83
Granted	497,990	3.99
Vested	(241,784)	4.82
Canceled/expired	(43,732)	4.32

Outstanding at September 30, 2007	625,506	$4.20

        The fair value of restricted stock is determined based on the closing stock price on the grant date. As of September 30, 2007, there was $1.0 million of total unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 2.3 years.

        The following table summarizes performance shares activity during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	210,445	$5.14
Granted	306,852	3.99
Vested	(30,298)	4.48
Canceled/Expired	(45,783)	4.47

Outstanding at September 30, 2007	441,216	$4.46

        The fair value of performance shares is determined based on the closing price on the grant date. As of September 30, 2007, there was $1.1 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.1 years.

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

        For the nine months ended September 30, 2007, the Company reported an income tax provision of approximately $9.4 million compared to an income tax provision of $4.2 million at September 30, 2006. The following table summarizes the components of the Company’s income tax provision for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current:
United States - Alternative minimum tax	$3	$(278)	$(306)	$(747)
United States - Foreign withholding	(131)	(113)	(797)	(606)
Foreign - Argentina	(1,566)	(1,162)	(4,472)	(3,673)
Foreign - Australia	(1,260)	(937)	(3,033)	(3,078)
Deferred:
Foreign - Argentina	73	(183)	(101)	309
Foreign - Australia	(271)	(368)	(632)	(169)
Foreign - Chile	667	1,368	(72)	3,809

Income tax provision	$(2,485)	$(1,673)	$(9,413)	$(4,155)

        The income tax provision for the nine months ended September 30, 2007 and 2006 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets. During the nine months ended September 30, 2007, the Company recorded $0.5 million in additional income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

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

        The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolome, Kensington and CDE Australia (Endeavor and Broken Hill) mining properties. On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). For the nine months ending September 30, 2006, CSV was reported in discontinued operations (see Note D). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Sumitomo Corporation and Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold by the mines’ operators to Zinifex, an Australian smelter. The Company’s exploration programs are reported under the “other” segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items (segment profit).

        Segment operating results and capital expenditures for the three and nine months ended September 30, 2007 and segment assets as of September 30, 2007 were as follows:

Segment Reporting
(In Thousands)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended
September 30, 2007
Sales of metal	$23,250	$12,410	$9,986	$1,817	$5,400	$--	$--	$--	$52,863
Segment profit (loss)	5,378	(2,448)	3,688	1,676	4,530	--	(49)	(2,681)	10,094
Depreciation and depletion	911	1,443	487	174	756	--	--	124	3,895
Interest income	--	256	20	--	--	--	--	3,218	3,494
Interest expense	--	3	--	--	--	--	--	76	79
Income tax (benefit) expense	--	(667)	1,967	--	--	--	10	1,175	2,485
Segment assets (A)	77,342	55,702	17,764	17,131	28,881	137,833	290,464	14,159	639,276
Capital expenditures	632	3,016	4,854	--	1	21,430	26,623	769	57,325

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Three Months Ended
September 30, 2006
Sales of metal	$24,409	$7,895	$10,872	$1,219	$6,211	$--	$--	$--	$50,606
Segment profit (loss)	13,629	340	7,472	1,132	5,165	(3)	(485)	443	27,693
Depreciation and depletion	3,654	1,222	316	119	1,151	--	--	74	6,536
Interest income	--	241	--	--	--	--	4	5,060	5,305
Interest expense	--	19	--	--	--	--	--	213	232
Litigation settlement	--	--	--	--	--	--	--	(874)	(874)
Income tax (benefit) expense	--	(1,368)	1,369	--	--	--	--	1,672	1,673
Segment assets (A)	86,473	41,944	11,257	15,290	34,059	40,888	175,493	5,928	411,332
Capital expenditures	343	2,103	433	--	--	4,093	41,910	139	49,021

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Nine Months Ended
September 30, 2007
Sales of metal	$75,547	$32,178	$28,052	$5,191	$14,420	$--	$--	$--	$155,388
Segment profit (loss)	32,797	3,835	11,091	4,762	12,088	--	(245)	(7,919)	56,409
Depreciation and depletion	8,091	4,245	1,238	453	2,284	--	--	358	16,669
Interest income	--	844	34	--	--	--	--	11,269	12,147
Interest expense	--	22	--	--	--	--	--	227	249
Litigation settlement	--	--	--	--	--	--	--	(507)	(507)
Income tax (benefit) expense	--	72	5,128	--	--	--	20	4,193	9,413
Segment assets (A)	77,342	55,702	17,764	17,131	28,881	137,833	290,464	14,159	639,276
Capital expenditures	1,737	8,773	8,484	2,112	213	49,134	85,254	1,322	157,029

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor	Broken Hill	San Bartolome	Kensington	Corporate and Other	Total
Nine Months Ended
September 30, 2006
Sales of metal	$72,226	$30,169	$26,103	$2,555	$18,448	$--	$--	$--	$149,501
Segment profit (loss)	39,225	10,941	14,741	2,374	14,997	(6)	(575)	(3,001)	78,696
Depreciation and depletion	10,172	4,124	864	334	4,136	--	--	213	19,843
Interest income	--	412	4	--	--	--	4	12,566	12,986
Interest expense	--	68	--	--	--	--	--	1,052	1,120
Litigation settlement	--	--	--	--	--	--	--	(1,343)	(1,343)
Income tax (benefit) expense	--	(3,809)	3,452	--	--	--	--	4,512	4,155
Segment assets (A)	86,473	41,944	11,257	15,290	34,059	40,888	175,493	5,928	411,332
Capital expenditures	1,086	5,017	1,810	--	--	7,558	86,590	444	102,505

(A)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

        The following tables reconcile total segment profit and segment assets to those presented in the Company’s consolidated financial statements:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations before income
taxes
Total segment profit	$10,094	$27,693	$56,409	$78,696
Depreciation and amortization	(3,895)	(6,536)	(16,669)	(19,843)
Interest expense	(79)	(232)	(249)	(1,120)
Litigation settlements	--	(874)	(507)	(1,343)

Income from continuing operations before
income taxes	$6,120	$20,051	$38,984	$56,390

As of September 30, 2007 2006
	As of September 30,
	2007	2006
Assets
Total assets for reportable segments	$638,127	$411,332
Cash and cash equivalents	170,490	354,051
Short-term investments	38,300	11,180
Other assets	41,425	40,175

Total consolidated assets	888,342	$816,738

Geographic Information

Three Months Ended September 30, 2007	Revenues	Long-Lived Assets
United States	$23,250	$292,814
Australia	7,217	43,843
Chile	12,410	25,226
Argentina	9,986	10,943
Bolivia	--	114,932
Other foreign countries	--	190

Total	$52,863	$487,948

Three Months Ended September 30, 2006	Revenues	Long-Lived Assets
United States	$24,409	$186,603
Australia	7,430	45,393
Chile	7,895	20,675
Argentina	10,872	3,513
Bolivia	--	40,184
Other foreign countries	--	209

	$50,606	$296,577

Nine Months Ended September 30, 2007	Revenues	Long-Lived Assets
United States	$75,547	$292,814
Australia	19,611	43,843
Chile	32,178	25,226
Argentina	28,052	10,943
Bolivia	--	114,932
Other foreign countries	--	190

Total	$155,388	$487,948

Nine Months Ended September 30, 2006	Revenues	Long-Lived Assets
United States	$72,226	$186,603
Australia	21,003	45,393
Chile	30,169	20,675
Argentina	26,103	3,513
Bolivia	--	40,184
Other foreign countries	--	209

Total	$149,501	$296,577

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

        Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$30,647	$23,877	$29,909	$23,524
Accretion	565	441	1,695	1,331
Settlements	(629)	(218)	(1,021)	(755)

Ending balance	$30,583	$24,100	$30,583	$24,100

        In addition, the Company has accrued $1.5 million and $0.9 million as of September 30, 2007 and 2006, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

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

Forward Foreign Exchange Contracts

        The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At September 30, 2007, the Company had foreign exchange contracts covering $3.6 million U.S. dollars which settle monthly throughout the remainder of 2007. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded a realized (gain) loss of approximately $(0.1) million and $0.3 million, respectively in connection with its foreign currency hedging program. As of September 30, 2007, the fair value of the foreign exchange contracts was an asset of $0.1 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance	$289	$(769)	$(60)	$(171)
Reclassification to earnings	(99)	155	(125)	304
Change in fair value	(62)	316	313	(431)

Ending balance	$128	$(298)	$128	$(298)

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of September 30, 2007, the Company had no outstanding forward sales contracts for either gold or silver. For metal delivery contracts, the realized price pursuant to the contract is recognized when physical gold or silver is delivered in satisfaction of the contract.

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

        At September 30, 2007 the Company had outstanding receivables for provisionally priced sales of $62.0 million, consisting of 3.5 million ounces of silver and 24,350 ounces of gold, which had a fair value of approximately $63.0 million, including the embedded derivative.

NOTE J- LONG-TERM DEBT

1 ¼% Senior Convertible Notes

        The $180.0 million principal amount of 1¼% Senior Convertible Notes due January 2024 outstanding at September 30, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

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

        The fair value of the Senior Convertible Notes is determined by market transactions on or near September 30, 2007 and December 31, 2006, respectively. The fair value of the Senior Convertible Notes as of September 30, 2007 and December 31, 2006 was $151.2 million and $163.8 million, respectively.

NOTE K- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and plan expenses charged to operations for the nine months ended September 30, 2007 and 2006 were $1.1 million and $0.9 million, respectively.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution to a maximum of 3% of the employees’ compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and plan expenses charged to operations for the nine months ended September 30, 2007 and 2006 were $0.6 million and $0.5 million, respectively.

        As a result of the sale of Coeur Silver Valley, the Company no longer maintains post-retirement medical or defined benefit pension plans.

NOTE L- COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 22, 2005 to December 21, 2007 and the agreement at Mina Martha is effective from June 11, 2007 to June 10, 2008. As of September 30, 2007, the Company had approximately 43% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 77% of the workforce was severed by September 30, 2007; most of the remaining employees are expected to stay on for residual leaching and reclamation activities. As of September 30, 2007, the total amount expected to be incurred under this plan is approximately $4.8 million. The liability is recognized ratably over the minimum future service period with a corresponding charge to production expense. The amount accrued as of September 30, 2007 was $0.8 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning Balance	$2,181	$1,119	$1,959	$542
Accruals	1,177	383	1,819	1,319
Payments	(2,560)	(26)	(2,980)	(385)

Ending Balance	$798	$1,476	$798	$1,476

NOTE M- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 48.6% and 48.3% of total metals sales for the nine months ended September 30, 2007 and 2006, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 51.4% and 51.7% of metals sales for the nine months ended September 30, 2007 and 2006, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

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

        On March 7, 2007, the Department of Justice (“DOJ”), on behalf of the Corps of Engineers, filed a motion for authorization under injunction pending appeal to permit construction of a western interception ditch which related to site stabilization due to spring snowmelt. On March 16, 2007, the Circuit Court panel issued an Order which denied the western interception ditch work plan. On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court of Appeals, as did the State of Alaska and Goldbelt, Inc. The DOJ, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc filed by Coeur Alaska, the State of Alaska and Goldbelt, Inc. as well the limited Petition for Rehearing filed by the DOJ, representing the USFS and the Corps of Engineers.

        The Company is continuing its discussions with the Plaintiffs to explore options for the Kensington Mine to begin production as well as reviewing a possible appeal to the Supreme Court of the United States. Coeur cannot predict the potential for obtaining a Supreme Court appeal or if one is granted, if it will prevail upon appeal.

        This litigation has contributed to an increase in capital costs to complete the mine. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $548 per ounce. As of September 30, 2007, the Kensington project has a carrying value of its long-lived assets of $284.3 million. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. During the first and second quarters of 2007, the Company performed an asset impairment assessment on the Kensington project as a result of the above described court action. The Company did not record any write-downs during the periods ended September 30, 2007.

NOTE O – PROPOSED TRANSACTION

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies. Bolnisi is the majority shareholder of Palmarejo, holding approximately 73% of its outstanding shares. Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own. It is anticipated that this will result in Coeur issuing a total of approximately 261.0 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share (or approximately US$0.9 million) and C$0.004 (US$0.003) per Palmarejo share (or approximately US$0.2 million in aggregate), respectively.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals). The Coeur shareholder meeting has been scheduled for December 3, 2007 and the Bolnisi and Palmarejo shareholder meetings are expected to be held on or about December 4, 2007. The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction. The arrangements require approval by the applicable courts in Canada and Australia. Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the fourth quarter of 2007.

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

        The average price of silver (Handy & Harman) and gold (London Final) for the nine months ended September 30, 2007 was $13.19 and $675 per ounce, respectively. The market price of silver and gold on October 31, 2007 was $14.46 per ounce and $790 per ounce, respectively.

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

      Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        At the Cerro Bayo mine in Southern Chile, silver production was 424,206 ounces and gold production was 7,229 ounces in the third quarter of 2007 compared to 405,586 ounces of silver and 7,325 ounces of gold in the third quarter of 2006. The increase in silver production was primarily due to a 6% increase in ore grades. Total cash cost per silver ounce in the third quarter of 2007 was $15.58 per ounce compared to $8.33 per ounce in 2006. The increase in cash costs per ounce is primarily due to an increase in contract and outside services, supplies, diesel, explosives, supervision and other operating costs associated with the Company’s transition to bulk mining methods. The Company has yet to receive the expected benefit from this transition which the Company believes will occur commencing with the fourth quarter of 2007.

        For the nine months ended September 30, 2007, silver production was 1,145,654 ounces and gold production was 26,874 ounces compared to 1,711,153 ounces of silver and 26,054 ounces of gold for the same period of 2006. The decrease in silver production was primarily due to an 18% decline in ore grades and an 18% decrease in tons mined as a result of the Company focusing its mining activities on narrower vein systems of the mine as it transitioned to wider, more productive vein systems during the third quarter of 2007. It is expected that ore grades will improve during the fourth quarter of 2007. Total cash costs per ounce for the first nine months of 2007 amounted to $8.45 compared to $3.86 during the same period in 2006. The higher cash costs per ounce were due to the lower production attributed to lower ore grades and lower tons mined related to the transition to wider-vein systems and is expected to improve in the fourth quarter of 2007.

        Martha Mine:

        At the Martha mine in Southern Argentina, silver production was 543,803 ounces in the third quarter of 2007 compared to 806,384 ounces in the third quarter of 2006. The decrease in silver production was primarily due to a decrease in ore grades. Total cash costs per ounce in the third quarter of 2007 were $8.33 per ounce compared to $4.01 per ounce in 2006. The higher cash costs per ounce were primarily due to decreases in silver production as a result of the lower ore grade and increases in operating expenses, including labor. Royalties and export taxes also increased as a result of higher realized metals prices.

        For the nine months ended September 30, 2007, silver production was 1,975,927 ounces compared to 1,982,884 ounces in the same period last year. The decrease in silver production was primarily due to lower ore grades offset by increased tons mined. Total cash costs per ounce in the nine-month period were $6.34 per ounce in 2007 compared to $4.51 per ounce in 2006. The increase in cash costs per ounce was primarily due to increases in operating expenses, including labor, increased royalties resulting from higher realized metals prices and export taxes during the first nine months of 2007 as compared to the same period in 2006.

North American Operations

        Rochester Mine:

        At the Rochester mine, silver production was 1,144,622 ounces and gold production was 12,244 ounces during the third quarter of 2007 compared to 1,403,302 ounces of silver and 21,583 ounces of gold in the third quarter of 2006. Total cash costs per ounce decreased to $0.65 from $1.14 in the third quarter of 2007. The decrease in cash costs per ounce is due to decreased mining and crushing costs during the third quarter of 2007 due to the fact that mining and crushing operations were terminated in August of 2007 as the ore reserve was fully mined. Residual heap leaching activities are expected to continue through 2011. The increase in production costs is primarily due to a higher cost per ounce of heap leach inventory associated with historic ore production, which is recognized as expense as the ounces are recovered from the leaching process and sold. In addition, during the third quarter of 2007, the Rochester mine recorded a $1.5 million expense due to cessation of mining and crushing activities and a $1.0 million expense associated with early termination of employees associated with mining and crushing operations.

        Silver production for the nine months ended September 30, 2007 was 3,554,651 ounces compared to 3,704,960 ounces for the nine months ended September 30, 2006 and gold production was 40,679 ounces compared to 55,965 ounces for the nine months ended September 30, 2006. Total cash costs per ounce increased to $2.72 compared to $2.58 for the same period of 2006. This increase in cash costs per ounce is due to decreased by-product credits due to lower gold production and higher operating costs.

Australia Operations

        Endeavor Mine:

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for $42.0 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $26.6 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 (currently indexed for inflation at $1.06) for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of the agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for new ounces of proven and probable silver reserves.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The Company has received approximately 1.1 million payable ounces to date and the current ore reserve contains approximately 14.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately two million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce. As of September 30, 2007, Coeur has received approximately 1.1 million payable ounces of cumulative production from the Endeavor mine.

        In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option to extend an additional six months. No advances have been drawn under the facility as of September 30, 2007.

        Production at the Endeavor mine during the third quarter of 2007 was 171,834 ounces of silver compared to 136,849 ounces in the third quarter of 2006. Total cash costs per ounce increased to $2.65 from $2.52. For the nine months ended September 30, 2007, production was 456,552 ounces of silver compared to 302,019 ounces for the same period in 2006. The cash costs per ounce of silver production increased to $2.91 compared to $2.48 due to higher smelting and refining costs.

        Broken Hill Mine:

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.0 million. Pursuant to the agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition CDE Australia will pay PBH an operating cost contribution of approximately $2.00 (currently indexed for inflation at $2.12) for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$6.0 million of additional consideration, $0.75 million per year, by meeting certain silver production thresholds over the first eight years of production. Production fell short of the thresholds in the 2007 and 2006 periods by 0.6 million ounces and 0.5 million ounces, respectively. As of September 30, 2007, Coeur has received approximately 3.7 million payable ounces of cumulative production from the Broken Hill mine.

        Production at the Broken Hill mine during the third quarter of 2007 was 427,254 ounces of silver compared to 587,360 ounces for the third quarter of 2006. The cash costs per ounce of silver production increased to $3.10 compared to $3.05. For the nine months ended September 30, 2007, silver production was 1,206,595 ounces compared to 1,672,713 ounces in the same period of 2006. The cash costs per ounce of silver production increased to $3.16 compared to $3.07. The increase in cash costs per ounce is the result of increased smelting and refining costs.

Discontinued Operations

        Coeur Silver Valley (Galena) Mine:

        On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration to be received of $1.1 million for working capital. At the Galena Mine, silver production for the nine months ended September 30, 2006 was 768,674 ounces.

The Bolnisi and Palmarejo Transactions

        On May 3, 2007, the Company entered into definitive agreements with Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) to combine the three companies.  Bolnisi is the majority shareholder of Palmarejo, holding approximately 73% of its outstanding shares.  Under the terms of the agreements, Bolnisi shareholders will receive 0.682 Coeur shares for each Bolnisi share they own (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares), and Palmarejo shareholders (other than Bolnisi) will receive 2.715 Coeur shares for each Palmarejo share they own.  It is anticipated that this will result in Coeur issuing a total of approximately 261.0 million new shares. In addition, Bolnisi and Palmarejo shareholders will receive a nominal cash payment equal to A$0.004 (US$0.003) per Bolnisi share (or approximately US$0.9 million) and C$0.004 (US$0.003) per Palmarejo share (or approximately US$0.2 million in aggregate), respectively.

        The transaction is subject to approval by the shareholders of Coeur, Bolnisi and Palmarejo and the satisfaction of customary closing conditions (including completion of regulatory reviews and receipt of regulatory approvals).  The Coeur shareholder meeting has been scheduled for December 3, 2007 and the Bolnisi and Palmarejo shareholder meetings are expected to be held on or about December 4, 2007.   The consummation of each of the Bolnisi transaction and the Palmarejo transaction is also conditioned upon the consummation of the other transaction, although Coeur has the right to waive this condition if the Palmarejo transaction does not proceed, and still proceed with the Bolnisi transaction.   The arrangements require approval by the applicable courts in Canada and Australia.  Assuming timely completion of the required regulatory processes and receipt of the required shareholder and Court approvals, the Company expects the transaction to be completed in the fourth quarter of 2007.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rochester
Tons processed	911,925	2,648,263	4,861,935	7,917,710
Ore grade/Ag oz	0.51	0.83	0.65	0.75
Ore grade/Au oz	0.00	0.01	0.01	0.01
Recovery/Ag oz (A)	244.6%	63.9%	108.9%	62.0%
Recovery/Au oz (A)	465.0%	93.0%	135.3%	68.1%
Silver production ounces	1,144,622	1,403,302	3,554,651	3,704,960
Gold production ounces	12,244	21,583	40,679	55,965
Cash cost/oz	$0.65	$1.14	$2.72	$2.58
Total cost/oz	$2.47	$4.02	$5.51	$5.68
Cerro Bayo
Tons milled	105,767	105,945	263,312	321,581
Ore grade/Ag oz	4.28	4.04	4.60	5.64
Ore grade/Au oz	0.076	0.075	0.11	0.088
Recovery/Ag oz	93.8%	94.9%	94.5%	94.4%
Recovery/Au oz	90.0%	92.0%	92.7%	92.1%
Silver production ounces	424,206	405,586	1,145,654	1,711,153
Gold production ounces	7,229	7,325	26,874	26,054
Cash cost/oz	$15.58	$8.33	$8.45	$3.86
Total cost/oz	$18.92	$11.25	$12.09	$6.20
Martha Mine
Tons milled	9,382	9,101	27,246	24,767
Ore grade/Ag oz	60.10	92.82	76.27	84.56
Ore grade/Au oz	0.118	0.123	0.116	0.111
Recovery/Ag oz	96.5%	95.5%	95.1%	94.7%
Recovery/Au oz	91.7%	91.9%	92.8%	91.9%
Silver production ounces	543,803	806,384	1,975,927	1,982,884
Gold production ounces	1,015	1,026	2,939	2,535
Cash cost/oz	$8.33	$4.01	$6.34	$4.51
Total cost/oz	$9.03	$4.39	$6.83	$4.94
Endeavor (B)
Tons milled	280,978	218,997	818,844	440,776
Ore grade/Ag oz	1.27	0.94	1.07	1.07
Recovery/Ag oz	48.3%	66.1%	52.3%	63.9%
Silver production ounces	171,834	136,849	456,552	302,019
Cash cost/oz	$2.65	$2.52	$2.91	$2.48
Total cost/oz	$3.66	$3.39	$3.90	$3.59
Broken Hill
Tons milled	472,531	614,620	1,221,918	1,721,512
Ore grade/Ag oz	1.12	1.27	1.19	1.33
Recovery/Ag oz	80.4%	75.1%	83.3%	73.3%
Silver production ounces	427,254	587,360	1,206,595	1,672,713
Cash cost/oz	$3.10	$3.05	$3.16	$3.07
Total cost/oz	$4.87	$5.01	$5.05	$5.54
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	2,711,719	3,339,481	8,339,379	9,373,729
Gold ounces	20,488	29,934	70,492	84,554
Cash cost per oz/silver	$5.04	$3.10	$4.44	$3.31
Total cost/oz	$6.82	$5.14	$6.57	$5.53
CONSOLIDATED SALES TOTALS
Silver ounces sold	2,984,932	3,020,351	8,466,845	9,148,095
Gold ounces sold	22,249	26,595	72,401	81,486
Realized price per silver ounce	$12.87	$11.55	$13.34	$11.73
Realized price per gold ounce	$702	$634	$669	$625

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated to occur in 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

Operating Statistics From Discontinued Operation

        The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006(1)
Silver Valley/Galena
Tons milled	--	--	--	52,876
Ore grade/Silver oz	--	--	--	15.15
Recovery/Silver oz	--	--	--	96.0%
Silver production ounces	--	--	--	768,674
Cash cost/oz	--	--	--	$9.75
Total cost/oz	--	--	--	$10.64
Gold production	--	--	--	180

(1)     Amounts represent five months ended May 31, 2006.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,144,622	424,206	543,803	171,834	427,254	2,711,719
Cash Costs per ounce	$0.65	$15.58	$8.33	$2.65	$3.10	$5.04

Total Cash Costs (Non-GAAP)	$739	$6,611	$4,532	$456	$1,325	$13,663
Add/Subtract:
Third party smelting costs	--	(901)	(420)	(294)	(482)	(2,097)
By-product credit (1)	8,332	4,912	692	--	--	13,936
Other adjustments	1,177	--	--	--	--	1,177
Change in inventory	7,572	3,974	(1)	(21)	28	11,552
Depreciation, depletion and
amortization	2,088	1,416	382	174	756	4,816

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$19,908	$16,012	$5,185	$315	$1,627	$43,047

THREE MONTHS ENDED SEPTEMBER 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,403,302	405,586	806,384	136,849	587,360	3,339,481
Cash Costs per ounce	$1.14	$8.33	$4.01	$2.52	$3.05	$3.10

Total Cash Costs (Non-GAAP)	$1,598	$3,380	$3,230	$346	$1,791	$10,345
Add/Subtract:
Third party smelting costs	--	(672)	(552)	(224)	(666)	(2,114)
By-product credit (1)	13,423	4,542	630	--	--	18,595
Other adjustments	383	--	--	--	--	383
Change in inventory	(4,635)	(546)	--	(35)	(78)	(5,294)
Depreciation, depletion and
amortization	4,037	1,184	313	119	1,152	6,805

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$14,806	$7,888	$3,621	$206	$2,199	$28,720

NINE MONTHS ENDED SEPTEMBER 30, 2007 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	3,554,651	1,145,654	1,975,927	456,552	1,206,595	8,339,379
Cash Costs per ounce	$2.72	$8.45	$6.34	$2.91	$3.16	$4.44

Total Cash Costs (Non-GAAP)	$9,673	$9,682	$12,531	$1,328	$3,809	$37,023
Add/Subtract:
Third party smelting costs	--	(2,352)	(1,402)	(910)	(1,451)	(6,115)
By-product credit (1)	27,028	17,827	1,962	--	--	46,817
Other adjustments	1,828	--	--	--	--	1,828
Change in inventory	4,296	1,641	517	10	(26)	6,438
Depreciation, depletion and
amortization	9,919	4,165	966	453	2,284	17,787

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$52,744	$30,963	$14,574	$881	$4,616	$103,778

NINE MONTHS ENDED SEPTEMBER 30, 2006 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	3,704,960	1,711,153	1,982,884	302,019	1,672,713	9,373,729
Cash Costs per ounce	$2.58	$3.86	$4.51	$2.48	$3.07	$3.31

Total Cash Costs (Non-GAAP)	$9,570	$6,602	$8,939	$750	$5,127	$30,988
Add/Subtract:
Third party smelting costs	--	(2,464)	(1,333)	(481)	(2,000)	(6,278)
By-product Credit (1)	33,899	15,713	1,523	--	--	51,135
Other adjustments	1,320	--	--	--	--	1,320
Change in inventory	(11,657)	(2,142)	--	(89)	325	(13,563)
Depreciation, depletion and
amortization	11,491	4,004	853	334	4,137	20,819

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$44,623	$21,713	$9,982	$514	$7,589	$84,421

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena	NINE MONTHS ENDED SEPTEMBER 30, 2006 (2)
Production of Silver (ounces)	768,674
Cash Costs per ounce	$9.75

Total Cash Costs (Non-GAAP)	$7,498
Add/Subtract:
Third party smelting costs	(1,464)
By-Product credit (1)	1,473
Change in inventory	726
Depreciation, depletion and amortization	681

Production costs applicable to sales,
including depreciation, depletion and
amortization (GAAP)	$8,914

(1)	By-product credits are based upon production units and the period’s average metal price for the purposes of reporting cash costs per ounce.

(2)	Amounts represent five months ended May 31, 2006.

Exploration Activity

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the third quarter of 2007 was conducted on two programs related to discovery of new mineralization and delineation/definition of known mineralization to reserve status. Approximately 19,000 meters (65,000 feet) were drilled in the quarter, roughly evenly split between the two programs. Exploration and discovery drilling was focused on two of the new veins discovered in the second quarter, the Dagny and Fabiola veins, and on two new veins in that area, Dalila and Yasna. All of these veins, five in total now, are located in an area about 1 kilometer east of the ore processing facilities. Drilling to define mineralization to reserve status was confined to the known veins near the area around the mining areas active in the quarter; Javiera, Wendy, Marta, Lucero, and Raul. Both programs are expected to contribute to new mineralization and reserves by year-end. Drilling will continue throughout the remainder of the year on these and other targets in the Cerro Bayo mine district.

Martha Mine (Argentina)

        At Martha, nearly 4,300 meters (14,000 feet) of drilling was completed during the third quarter to expand reserves and discover new mineralization. As during the second quarter, the majority of this drilling (64%) was devoted to discovery of new mineralization. As a result, a new silver and gold vein set, termed Isabel Oeste, was discovered. This vein occurs less than 1 kilometer north of the main Martha mine and southwest of the Betty West vein discovered previously. Under the reserve development/delineation program, drilling was focused on Betty West, Catalina and R4 veins. Favorable results from all drilling is expected to result in increase mineralization and reserves by year-end. Drilling will continue throughout the remainder of the year on these and other targets in the Martha mine district.

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

        Argentina, Santa Cruz Province

        In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the third quarter of 2007, the Company focused this on the Aguila property, located in the eastern, lower elevations, of the province which is normally accessible during the winter months of the southern hemisphere. This is the second phase of drilling on Aquila, designed to test extension of new gold and silver mineralization encountered in drilling in the first quarter. The second phase of drilling totaled approximately 2,000 meters (6,700 feet) of core at Aquila. If results warrant, further drilling will be conducted on this and other Company greenfields properties in the province in the future.

        Tanzania (Africa)

        In the third quarter, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania. In a continuation of the second quarter’s program, core and reverse circulation drilling was conducted on the Saragurwa and Kiziba Hill properties in the quarter totaling a little over 3,000 meters (+10,000 feet). The majority of this work (72%) was devoted to Kizaba Hill and assays from both core and reverse circulation drilling has been successful in defining coherent zones of gold mineralization in this property located in the western portion of the Geita greenstone belt. Follow-up drilling is planned for 2008 to test the lateral and depth extension of the new zones and other targets on the Company’s concessions in Tanzania.

In the quarter, the Company completed an option-to- purchase agreement from Barrick Gold to acquire certain land positions located in Tanzania.

Development Projects:

        San Bartolome (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolome mine. The Company estimates the direct capital cost of the project, excluding political risk insurance premiums, taxes and capitalized interest, to be approximately $174 million, and the annual production to be approximately 6 to 9 million ounces of silver over a mine life of approximately 14 years.

        During the first nine months of 2007, construction work activity has increased in all project areas. Mechanical equipment installation has commenced in the crushing and stockpile areas and in the mill, leaching and counter current decantation thickener facilities. Current work includes construction of the crusher, stockpile and mill areas, tank installation in the leach and counter current decantation thickener areas and continued work at the tailings facility. Construction continues at the tailing facility with primary focus on completion of diversion channel and basin contouring in preparation for commencement of HDPE lining installation. Detailed engineering and procurement activities have been completed and the major construction contracts have been committed. As of September 30, 2007, fifteen major contractors were employed on site with a total employment of approximately 1,549 workers, most of whom are Bolivian, and the project has recorded nearly two million man-hours without a lost time accident. At the end of July, the Company began stockpiling oxide dump material adjacent to the plant site in anticipation of the mill start up, and by the end of September 167,500 tons of ore had been stockpiled.

        During the nine months ended September 30, 2007, Coeur expended approximately $49.1 million and plans to incur additional engineering, procurement and construction costs of approximately $81.9 million in the remainder of 2007. The Company plans to begin plant commissioning and initial production in February 2008.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court of Appeals, as did the State of Alaska and Goldbelt, Inc. The DOJ, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc filed by Coeur Alaska, the State of Alaska and Goldbelt, Inc. as well the limited Petition for Rehearing filed by the DOJ, representing the USFS and the Corps of Engineers. The Company is continuing its discussions with the Plaintiffs to explore options for the Kensington Mine to begin production as well as reviewing a possible appeal to the Supreme Court of the United States. Coeur cannot predict the potential for obtaining a Supreme Court appeal or if one is granted, if it will prevail upon appeal.

        No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production. The Company is currently working to identify alternate tailings disposal sites. As of September 30, 2007, the Company estimates the total cost of construction activities to be approximately $238 million. The date of resumption of the remaining construction activities which are critical to commencement of production is uncertain and dependent upon the ultimate outcome of the legal challenge and the appeals.

        Total expenditures by the Company at the Kensington property in the nine months ended September 30, 2007 were $85.3 million. Such expenditures were used to continue the permitting and development activities. The Company plans to incur additional construction cost of approximately $5.7 million during the remainder of 2007, subject to the ultimate outcomes of the litigation appeal process.

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

        At September 30, 2007, the Company had outstanding provisionally priced sales of $62.0 million consisting of 3.5 million ounces of silver and 24,350 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $34,900; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $24,400.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. During the first and second quarters of 2007, the Company performed an asset impairment assessment on the Kensington project as a result of a triggering event. The Company did not record any write-downs during the periods ended September 30, 2007.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $62.3 million as of September 30, 2007. Of this amount, $31.4 million is reported as a current asset and $30.9 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.40	$ 2.38	$ 3.10	$ 0.66	$ 1.21	$ 1.69
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 2.18	$ 6.05	$14.80	$ 0.79	$ 1.76	$ 2.97

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

RESULTS OF OPERATIONS

        Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

        Sales of metal from continuing operations in the third quarter of 2007 increased by $2.3 million, or 4.5%, from the third quarter of 2006 to $52.9 million. The increase in sales of metal is attributable to increased metals prices realized, partially offset by decreased ounces of gold sold during the third quarter of 2007 as compared to the same period in 2006. In the third quarter of 2007, the Company sold 3.0 million ounces of silver and 22,249 ounces of gold compared to 3.0 million ounces of silver and 26,595 ounces of gold for the same period in 2006. Realized silver and gold prices were $12.87 and $702 per ounce, respectively, in the third quarter of 2007 compared to $11.55 and $634, respectively, in the comparable quarter of 2006.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the third quarter of 2007, by-product revenues totaled $14.9 million compared to $15.8 million for the same period of 2006. The decrease in by-product revenues is primarily due to an increase in the realized prices for gold, which offsets the decline in gold ounces. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the third quarter of 2007, the Company’s operations produced a total of 2,711,719 ounces of silver and 20,488 ounces of gold, compared to 3,339,481 ounces of silver and 29,934 ounces of gold in the third quarter of 2006. The decrease in silver production is primarily due to decreased silver production at the Rochester, Martha and Broken Hill mines, offset by higher silver production from the Cerro Bayo and Endeavor Mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the third quarter of 2007 increased by $16.3 million, or 74.5%, from the third quarter of 2006 to $38.2 million. The increase in the third quarter of 2007 is primarily due to a higher cost per ounce of heap leach inventory at the Rochester mine associated with historic ore production, which is recognized as expense as ounces are recovered from the leaching process and sold. Increase in costs incurred are also a result of higher costs of labor, fuel, power and other consumables at the Company’s other properties. In addition, during the third quarter of 2007, the Rochester mine recorded a $1.5 million expense due to cessation of mining and crushing activities and a $1.0 million expense associated with early termination of employees associated with mining and crushing operations.

        Depreciation and depletion decreased by $2.6 million, or 40%, in the third quarter of 2007 compared to the prior year’s third quarter, primarily due to the decreased depreciation and depletion expense from the Rochester mine due to cessation of mining and crushing activities.

        Administrative and general expenses increased by $0.7 million in the third quarter of 2007 compared to the same period in 2006 and is primarily due to business development activities related to the proposed Bolnisi and Palmarejo merger and increases in compensation costs and other corporate expenses.

        Exploration expenses increased by $0.7 million in the third quarter of 2007 compared to the same period in 2006 as a result of increased exploration activity.

        Litigation settlement expenses decreased by $0.9 million from the third quarter of 2006. During the first quarter of 2007, the Company accrued the remainder of its final royalty payment to the U.S. government, called for under the May 2001 settlement agreement relating to the federal natural resources action.

Other Income and Expenses

        Interest and other income in the third quarter of 2007 decreased by $2.2 million to $3.4 million compared with the third quarter of 2006. The decrease was primarily due to lower levels of invested cash and short-term investments on hand during the third quarter of 2007 compared to the prior year’s comparable quarter.

        Interest expense, net of capitalized interest, was $0.1 million in the third quarter of 2007 compared to $0.2 million in the third quarter of 2006. The decrease in interest expense is related to an increase in the amount of interest expense capitalized as a result of higher capitalized expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $0.6 million in the third quarter of 2007 compared to $0.4 million in the prior year’s third quarter.

Income Taxes

        For the three months ended September 30, 2007, the Company reported an income tax provision of approximately $2.5 million compared to an income tax provision of $1.7 million in the third quarter of 2006. The following table summarizes the components of the Company’s income tax provision for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Current:
United States - Alternative minimum tax	$3	$(278)
United States - Foreign withholding	(131)	(113)
Foreign - Argentina	(1,566)	(1,162)
Foreign - Australia	(1,260)	(937)
Deferred:
Foreign - Argentina	73	(183)
Foreign - Australia	(271)	(368)
Foreign - Chile	667	1,368

Income tax provision	$(2,485)	$(1,673)

        During the third quarter of 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.1 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.5 million deferred tax benefit in foreign jurisdictions from the benefit of net operating losses in Chile for tax purposes and the recognition of the benefit of taxable temporary differences in Argentina and Australia.

        During the third quarter of 2006, due to significantly higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $1.4 million deferred tax benefit in Chile related to the release of valuation allowance on net operating loss carryforwards due to significantly higher metal prices and additional proven and probable reserves.

        Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

        Sales of metal from continuing operations in the nine months ended September 30, 2007 increased by $5.9 million, or 3.9%, over the same period of 2006 to $155.4 million. The increase in product sales of metal is attributable to an increase in the realized prices for both silver and gold partially offset by a decrease in the ounces of silver and gold sold. In the nine months ended September 30, 2006, the Company sold 8.5 million ounces of silver and 72,401 ounces of gold compared to 9.1 million ounces of silver and 81,486 ounces of gold for the same period in 2006. Realized silver and gold prices were $13.34 and $669 per ounce, respectively, in the nine months ended September 30, 2007 compared to $11.73 and $625 in the comparable period of 2006.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting primarily of gold. In the nine months ended September 30, 2007, by-product revenues totaled $47.1 million compared to $47.9 million for the same period of 2006. The decrease in by-product revenues is primarily due to an increase in the realized prices for gold, which offsets the decline in gold ounces. The Company believes, based on its best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the nine months ended September 30, 2006, the Company’s continuing operations produced a total of 8,339,379 ounces of silver and 70,492 ounces of gold, compared to 9,373,729 ounces of silver and 84,554 ounces of gold in the same period of 2006. The decrease in silver production is primarily due to decreased production from the Rochester, Cerro Bayo and Broken Hill mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the nine months ended September 30, 2007 increased by $22.4 million, or 35.2%, from the same period of 2006 to $86.0 million. The increase in the nine months ended September 30, 2007 is primarily due to a higher cost per ounce of heap leach inventory at the Rochester mine associated with historic ore production, which is recognized as expense as ounces are recovered from the leaching process and sold. Increase in costs incurred are also a result of higher costs of labor, fuel, power and other consumables at the Company’s other properties. In addition, during the third quarter of 2007, the Rochester mine recorded a $1.5 million expense due to cessation of mining and crushing activities and a $1.0 million expense associated with early termination of employees associated with mining and crushing operations.

        Depreciation and depletion decreased by $3.2 million, or 16%, for the first nine months of 2007 compared to the first nine months of 2006 primarily due to lower depreciation and depletion expense from the Rochester mine due to cessation of mining and certain activities.

        Administrative and general expenses increased by $2.9 million, or 21.4%, in the nine months ended September 30, 2007 compared to the same period in 2006 due to business development activities related to the proposed Bolnisi and Palmarejo merger and increases in other corporate expenses.

        Exploration expenses increased by $2.2 million in the nine months ended September 30, 2007 compared to the same period in 2006 as a result of increased exploration activity.

        Litigation settlement expenses decreased by $0.8 million in the first nine months of 2007 to $0.5 million. During 2006, the Company commenced payments pursuant to the Federal Natural Resource settlement decree dated May 14, 2001. Under the terms of the settlement, the Company was required to pay a net smelter royalty on all of its domestic and foreign operations until the earlier of May 14, 2021 or once the cumulative amount of $3.0 million has been paid. The Company made its final payment to the U.S. government called for under the May 2001 settlement agreement in the first quarter of 2007.

Other Income and Expenses

        Interest and other income in the nine months ended September 30, 2007 decreased by $0.6 million to $12.3 million compared with the same period of 2006. The decrease was primarily due to lower levels of invested cash and short-term investments on hand.

        Interest expense, net of capitalized interest, was $0.2 million in the nine months ended September 30, 2007 compared to $1.1 million in the nine months ended September 30, 2006. The decrease in interest expense is related to an increase in the amounts of interest expense capitalized as a result of higher capital expenditures at the Kensington and San Bartolome development projects. Capitalized interest was $1.7 million in the nine months ended September 30, 2007 compared to $0.9 million in the same period of 2006.

Income Taxes

        For the nine months ended September 30, 2007, the Company reported an income tax provision of approximately $9.4 million compared to an income tax provision of $4.2 million in the same period of 2006. The following table summarizes the components of the Company’s income tax provision for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
Current:
United States - Alternative minimum tax	$(306)	$(747)
United States - Foreign withholding	(797)	(606)
Foreign - Argentina	(4,472)	(3,673)
Foreign - Australia	(3,033)	(3,078)
Deferred:
Foreign - Argentina	(101)	309
Foreign - Australia	(632)	(169)
Foreign - Chile	(72)	3,809

Income tax provision	$(9,413)	$(4,155)

        During the nine months ended September 30, 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.8 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.8 million deferred tax provision in foreign jurisdictions from the recognition of the benefit of tax loss carryforwards in Chile and the recognition of the benefit of taxable temporary differences in Argentina and Australia. During the nine months ended September 30, 2007, the Company recorded $0.5 million in income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

        During the nine months ended September 30, 2006, due to significantly higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $3.8 million deferred tax benefit in Chile related to the release of valuation allowance on net operating loss carryforwards due to significantly higher metal prices and additional proven and probable reserves.

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

        The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the nine months ended September 30, 2006 (in thousands):

Nine Months Ended September 30, 2006
Sales of metal	$11,223
Production costs applicable to sales	(8,233)
Depreciation and depletion	(681)
Mining exploration	(279)
Other	(61)

Income from discontinued operations	$1,969
Gain on sale of net assets of discontinued operations	11,132

Net income for discontinued operations	$13,101

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital at September 30, 2007, decreased by $124.5 million to approximately $257.4 million compared to $383.1 million at December 31, 2006. The decrease in working capital was primarily attributed to capital spending related to the Kensington and San Bartolome projects. The ratio of current assets to current liabilities was 5.0 to 1 at September 30, 2007, compared to 7.5 to 1 at December 31, 2006.

        Net cash used in operating activities in the third quarter of 2007 was $5.5 million compared to net cash provided by operating activities of $20.8 million in the third quarter of 2006. The decrease of $26.4 million in cash flow from operations is primarily due to decreases in net income and changes in operating assets and liabilities. The increase in operating assets and liabilities is due to normal working capital fluctuations and consists mainly of a $14.8 million increase in receivables and a $7.8 million increase in prepaid and other current assets which was partially offset by a $10.8 million decrease in inventories. Net cash used in investing activities in the third quarter of 2007 was $59.7 million compared to net cash provided by investing activities of $217.5 million in the prior year’s comparable period. The decrease of $277.2 million in cash provided by investing activities is primarily due to an increase in proceeds from sales of short-term investments in 2006 offset by an increase in 2007 in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash used in financing activities was $0.4 million in the third quarter of 2007, compared to $0.2 million in the third quarter of 2006. As a result of the above, cash and cash equivalents decreased by $65.7 million in the third quarter of 2007 compared to an increase of $238.2 million for the comparable period in 2006.

        Net cash provided by operating activities in the nine months ended September 30, 2007 was $28.7 million compared to net cash provided by operating activities of $70.0 million in the nine months ended September 30, 2006. The decrease of $41.3 million in cash flow from operations is primarily due to a decrease in net income. Net cash used in investing activities in the first nine months of 2007 was $127.3 million compared to net cash used in investing activities of $54.9 million in the prior year’s comparable period. The increase of $72.4 million in cash used in investing activities is due to an increase of $399.5 million in proceeds from the sale of short-term investments in 2006 offset by in increase in capital expenditures related to construction activities at the Kensington and San Bartolome projects. Net cash used in financing activities was $1.5 million in the first nine months of 2007, compared to net cash provided by financing activities of $145.3 million in the first nine months of 2006. The decrease was primarily due to the sale of 27.6 million shares of common stock during the first quarter of 2006. As a result of the above, cash and cash equivalents decreased by $100.2 million in the first nine months of 2007 compared to an increase of $270.2 for the comparable period in 2006.

Debt and Capital Resources

        At September 30, 2007, the Company had $208.8 million of cash, cash equivalents and short-term investments. Management therefore believes that its existing available cash and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $86.6 million will be spent in the remainder of 2007 on capital expenditures at its operating mines and development-stage properties.

Issuance of Common Stock

        During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount and offering expenses.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court of Appeals, as did the State of Alaska and Goldbelt, Inc. The DOJ, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc filed by Coeur Alaska, the State of Alaska and Goldbelt, Inc. as well the limited Petition for Rehearing filed by the DOJ, representing the USFS and the Corps of Engineers.

        The Company is continuing its discussions with the Plaintiffs to explore options for the Kensington Mine to begin production as well as reviewing a possible appeal to the Supreme Court of the United States. Coeur cannot predict the potential for obtaining a Supreme Court appeal or if one is granted, if it will prevail upon appeal. No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.

        This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $548 per ounce. As of September 30, 2007, the carrying value of the Kensington project’s long-lived assets was $284.3 million.

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

        At September 30, 2007, the Company had outstanding provisionally priced sales of $62.0 million, consisting of 3.5 million ounces of silver and 24,350 ounces of gold, which had a fair value of approximately $63.0 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $34,900; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $24,400.

        The Company operates in several foreign countries, specifically Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 535 pesos to each U.S. dollar. At September 30, 2007, the Company had foreign exchange contracts of $3.6 million in U.S. dollars which settle monthly through the remainder of 2007. For the nine months ended September 30, 2007, the Company recorded a realized gain of approximately $0.1 million in connection with its foreign currency hedging program. As of September 30, 2007, the fair value of the foreign exchange contracts was an asset of $0.1 million.

        All of the Company’s long-term debt at September 30, 2007, is fixed-rate based. The fair value of the Company’s long-term debt at September 30, 2007 was $151.2 million. The fair value was estimated based upon bond market closing prices at September 30, 2007.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2007, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court of Appeals, as did the State of Alaska and Goldbelt, Inc. The DOJ, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. Coeur Alaska subsequently filed a motion for leave to file a Reply in Support of its Petition for Rehearing on October 19, 2007. The Petitions are pending with the Court. Coeur cannot predict the potential for obtaining an appeal or if one is granted, if it will prevail upon appeal.

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

        If silver or gold prices decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may be required to recognize further asset write-downs. We also may record other types of additional mining property write-downs in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if reclamation liabilities have to be increased in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.

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

        On May 22, 2007 the Ninth Circuit Court of Appeals reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. The DOJ, on behalf of the Corps of Engineers and the USFS, filed for an extension of time to file a Petition for Rehearing with the Ninth Circuit. The extension was granted on June 29, 2007. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court of Appeals, as did the State of Alaska and Goldbelt, Inc. The DOJ, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. The Ninth Circuit Court ordered a response from the Plaintiffs to all the Petitions for Rehearing. The Plaintiffs filed their responses on October 11, 2007. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc filed by Coeur Alaska, the State of Alaska and Goldbelt, Inc. as well the limited Petition for Rehearing filed by the DOJ, representing the USFS and the Corps of Engineers. The Company cannot now predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted.

        This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company is not aware of an alternate site that could be permitted or would be economic. Therefore, it is possible that the failure to obtain reversal upon appeal could render the project uneconomic and an asset impairment would be necessary. In addition, based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $548 per ounce. As of September 30, 2007, the carrying value of the Kensington project’s long-lived assets was $284.3 million.

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

        We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $257.4 million at September 30, 2007. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During the nine months ended September 30, 2007 and years ended December 31, 2006 and 2005, we generated $28.7 million, $91.2 million and $6.7 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on October 31, 2007 were $14.46 and $790 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $62.3 million as of September 30, 2007. Of this amount, $31.4 million is reported as a current asset and $30.9 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

        If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative Change in Silver Recovery			Positive/Negative Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable
ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$ 1.40	$ 2.38	$ 3.10	$ 0.66	$ 1.21	$ 1.69
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$ 2.18	$ 6.05	$14.80	$ 0.79	$ 1.76	$ 2.97

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

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of September 30, 2007, unions represented approximately 43% of our worldwide workforce. On that date, the Company had 281 employees at its Cerro Bayo mine and 90 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2007 and a collective bargaining agreement covering the Martha mine expires on June 11, 2008.

Our proposed merger agreements with Bolnisi and Palmarejo may not be completed and the expected benefits from such mergers may not be realized.

        There are a number of risks and uncertainties relating to the proposed merger between the Company and Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”). Those risks include the possibility that the transactions may be delayed or may not be completed as a result of failure to obtain necessary shareholder approval, the failure to obtain or any delay in obtaining necessary court or regulatory approvals or a failure to satisfy other closing conditions. The Company cannot predict if the transaction will be approved by the shareholders or if it will close. Any delay in completing, or failure to complete, the mergers could have a negative impact on our business and stock price, and our results of operations and cash flows could be adversely affected if the expected benefits of the proposed acquisitions are not realized.

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

        As more fully explained in this risk factor, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, our mining activities are subject to extensive federal, state, local and foreign laws and regulations related to our business. Possible future laws and regulations could adversely affect our operations.  On October 23, 2007, the Natural Resources Committee of the U.S. House of Representatives reported out its amended version of H.R. 2262, the “Hardrock Mining and Reclamation Act of 2007.”  The bill contains new proposed royalties on gross revenues for new and existing mining operations on public lands, among other provisions.  The bill will next go to the full House of Representatives for action and ultimate enactment would require Senate approval.  The ultimate content of the proposed legislation, if enacted, is uncertain.  If a royalty on unpatented mining claims were to be imposed under any ultimately enacted law, the Company’s operations could be adversely affected, although the majority of the Company’s operations are either outside of the United States or on private patented lands and unaffected by potential legislation.

Item 6.	Exhibits

Exhibits.

2.1	Conditional extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL and other consents/amendments. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated September 25, 2007.)

2.2	Extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K dated September 25, 2007.)

3	Amendment to the Company’s By-Laws dated July 16, 2007.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

99.1	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d'Alene Mines Corporation and Kenneth M. Phillips. (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Form 8-K dated September 25, 2007.)

99.2	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Altinova Nominees Pty Ltd. (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated September 25, 2007.)

99.3	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Dragonlyn Pty Ltd. (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Form 8-K dated September 25, 2007.)

99.4	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd. (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Form 8-K dated September 25, 2007.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated October 31, 2007	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated October 31, 2007	/s/ James A. Sabala
JAMES A SABALA
Executive Vice President and
Chief Financial Officer