Form 10-K
period 2007-12-31
COEUR D ALENE MINES CORP
filed 2008-02-29
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-8641
COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Front Ave., P. O. Box “I”
Coeur d’Alene, Idaho	83816

(Address of principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (208) 667-3511
Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange/Toronto Stock Exchange/Australian Stock Exchange
1 1/4% Convertible Senior Notes due January 15, 2024	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.
$994,560,367
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2008.
550,825,760 shares of Common Stock, Par Value $1.00
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES

PART I
Item 1. Business
INTRODUCTION
          Coeur d’Alene Mines Corporation is a large primary silver producer located in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within the United States (Nevada and Alaska), South America (Chile, Argentina and Bolivia), Australia (New South Wales), Mexico (Chihuahua) and Africa (Tanzania). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.”
OVERVIEW OF MINING PROPERTIES AND INTERESTS
          The Company’s most significant operating and development-stage mining properties and interests are:
•	The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada that has been 100% owned and operated by the Company since 1986. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003. The mining of ore at the mine was completed during 2007; however, silver and gold production is expected to continue through 2011 as a result of heap leach activities. The Company has announced it may consider the sale of this property during 2008.

•	Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 176 square mile property package in southern Chile.

•	Coeur owns 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the underground high-grade silver Martha mine located in Santa Cruz, Argentina, approximately 270 miles southeast of the Cerro Bayo mine. Mining operations commenced at the Martha mine in June 2002. In 2007 the Company built a stand-alone mill to process ore from the Martha mine which previously was transported to Cerro Bayo for processing. The Company carries on an active exploration program at its Martha mine and on its other land in Santa Cruz which totals over 560 square miles.

•	The Company acquired, in May 2005, all of the silver production and reserves, up to 20.0 million payable ounces, contained at the Endeavor mine in Australia which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”) for up to $43.8 million. The Endeavor mine is an underground zinc/lead/silver mine located in New South Wales, Australia which has been in production since 1983.

•	The Company acquired, in September 2005, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”), for $36.9 million. The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine.

•	Coeur owns 100% of Empresa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolomé project, which is an open pit silver mine in Bolivia where an updated feasibility study was completed in 2004 and construction activities have commenced. The Company expects construction to be completed and commercial production to commence from the San Bartolomé project in the first quarter of 2008.

•	The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is a development-stage gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit was filed in 2005 in Federal Court challenging a certain permit necessary for construction of the tailings facility. During 2007, the Company continued all surface facility construction activities not impacted by the legal challenge. The Company believes production could commence in 2009, subject to successful and timely resolution of the pending litigation more fully described under Part I, Item 3 (“Legal Proceedings”) below or upon modification to permitting to allow for an alternate tailings facility.

•	On December 21, 2007, the company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”), an Australian company listed on the Australian Stock Exchange, and Palmarejo Silver and Gold Corporation (“Palmarejo”), a Canadian company listed on the TSX Venture Exchange. The principal asset of Bolnisi was its 72.8% ownership of the common shares of Palmarejo. Palmarejo is engaged in the exploration and development of silver and gold properties located in the state of Chihuahua in northern Mexico. The principal silver and gold properties are collectively referred to as the “Palmarejo project”. The Palmarejo project is currently under development and is expected to commence commercial production in the first half of 2009. Through the acquisition, the Company also controls other exploration-stage properties in northern Mexico
          Coeur also has interests in other properties which are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.
EXPLORATION STAGE MINING PROPERTIES
          The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Mexico and Tanzania. During 2008, the Company expects to invest approximately $27.7 million in exploration and reserve development compared to $15.0 million spent on similar activities in 2007.
BUSINESS STRATEGY
          The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to become the world’s leading primary silver production company. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, mineral interests, exploration and/or development properties with a goal of reducing the Company’s overall cash and total costs per ounce of silver produced, providing immediate positive cash flow return and expanding its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries and evaluate new opportunities to expand its production through acquisitions and exploration.

SOURCES OF REVENUE
          The Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines operated by others, constituted the Company’s principal sources of mining revenues in 2007. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years:

	Coeur Percentage	Percentage of Total Revenues (2)
	Ownership at	for the Years Ended December 31,
Mine/Company	December 31, 2007	2007	2006	2005	2004	2003
Rochester Mine	100%	47%	47%	45%	59%	48%
Cerro Bayo Mine	100	22	23	38	32	43
Martha Mine	100	18	16	13	9	9
Endeavor Mine(1)	100	4	3	1	—	—
Broken Hill Mine(1)	100	9	11	3	—	—

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by another non-affiliated entity.

(2)	On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). The Company’s interest in the Galena mine was 100% prior to the sale. Revenues from the Galena mine are reflected in Discontinued Operations.
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
“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can easily determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note R — Segment Information in the Notes to the Company’s Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

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
“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as ore reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below).
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
          Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 70% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.

          The market prices of silver (Handy & Harman) and gold (London Final) on February 12, 2008 were $17.32 and $917 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
          Coeur may also suffer from declines in mineral prices. Since 1999, Coeur has not engaged in any silver hedging activities and is currently not engaged in any gold hedging activities. Accordingly, Coeur has no protection from declines in mineral prices or currency fluctuations.
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
          We have historically financed our operations through the issuance of common stock and convertible debt, and may be required to incur additional indebtedness in the future. During 2008, we will have construction activities at the San Bartolomé, Palmarejo and Kensington projects as well as sustaining capital projects at our operating properties. Construction of all of these projects could require a total capital investment of approximately $398.5 million during 2008. Our cash, cash equivalents and short-term investments combined with cash flow generated from operations will not be sufficient for us to make this level of capital investment and no assurance can be given that additional capital investments will not be required to be made at these or other projects. If we are unable to generate enough cash to finance such additional capital expenditures through operating cash flow and the issuance of common stock, we may be required to issue additional indebtedness or secure other forms of financing or delay the capital projects. Any additional indebtedness would increase our debt payment obligations, and may negatively impact our results of operations.
Prior to 2005, we did not have sufficient earnings to cover fixed charges, which deficiency could occur in future periods.
          As a result of our net losses prior to 2005, our earnings were not adequate to satisfy fixed charges (i.e., interest, preferred stock dividends and that portion of rent deemed representative of interest) in each of those periods prior to 2005. The amounts by which earnings were inadequate to cover fixed charges were approximately $80.8 million in 2002, $63.9 million in 2003 and $22.7 million in 2004. Earnings have been sufficient to cover fixed charges subsequent to 2004. We are required to make fixed payments on the $180 million principal amount of our 1 1/4% Senior Convertible Notes due 2024, requiring annual interest payments of approximately $2.25 million until their maturity.
          We expect to satisfy our fixed charges and other expense obligations in the future from cash flow from operations and, if cash flow from operations is insufficient, from working capital, which amounted to approximately $152.4 million at December 31, 2007. Prior to 2005, we experienced negative cash flow from operating activities. The amount of net cash used in our operating activities amounted to approximately $8.5 million in 2002, $5.1 million in 2003 and $18.6 million in 2004. During the years ended December 31, 2007 and 2006, we generated $40.1 million and $91.2 million, respectively, of operating cash flow. The availability of future cash flow from operations or working capital to fund the payment of interest on the notes and other fixed charges will be dependent upon numerous factors, including our results of operations, silver and gold prices, levels and costs of production at our mining properties and the amount of our capital expenditures and expenditures for acquisitions, developmental and exploratory activities.

We may have to record write-downs, which could negatively impact our results of operations.
          Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.
          If silver or gold prices decline or we fail to control production costs or realize the minable ore reserves at our mining properties, we may be required to recognize asset write-downs. We also may record other types of additional mining property charges in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if reclamation liabilities have to be increased in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our results of operations.
          The Kensington property has been the subject of litigation involving a permit required to complete construction of a required tailings facility. On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
          On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
          On May 22, 2007 the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc. On November 14, 2007 the Ninth Circuit granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company, and the State of Alaska, filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. The Company cannot now predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted.

          This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company has identified an alternate site which it believes can be permitted and has submitted a modified plan to the USFS. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of December 31, 2007, the carrying value of the Kensington project’s long-lived assets was $298.2 million.
          Additionally, the value allocated to Palmarejo’s long-lived assets will be subject to assessments of recoverability under SFAS 144 and these assessments could result in writedowns of carrying values in future periods.
Coeur may not realize the cost savings and other benefits it currently anticipates due to challenges associated with integrating operations, personnel and other aspects of the companies and due to liabilities that may exist at Bolnisi and Palmarejo.
          Coeur’s acquisition of Bolnisi and Palmarejo reflected its expectation that the acquisitions will result in increased metal production, earnings and cash flow for the combined company. These anticipated increases will depend in part on whether Coeur’s, Bolnisi’s and Palmarejo’s operations can be integrated in an efficient and effective manner, and whether the project development in fact produces the benefits anticipated. Most operational and strategic decisions, and certain staffing decisions, with respect to the combined company have not yet been made and may not have been fully identified. These decisions and the integration of the three companies will present significant challenges to management, including the integration of systems and personnel of the three companies, and special risks, including possible unanticipated liabilities, significant one-time write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that there will be operational or other synergies realized by the combined company, or that the integration of the three companies’ operations, management and cultures will be timely or effectively accomplished, or ultimately will be successful in increasing earnings and reducing costs. In addition, the integration of Bolnisi and Palmarejo may subject Coeur to liabilities existing at one or both of Bolnisi and Palmarejo, some of which may be unknown. While Coeur has conducted due diligence on the operations of Bolnisi and Palmarejo, there can be no guarantee that Coeur is aware of any and all liabilities of Bolnisi and Palmarejo. These liabilities, and any additional risks and uncertainties related to the acquisitions not currently known to Coeur or that Coeur may currently deem immaterial, could negatively impact Coeur’s business, financial condition and results of operations.
The Palmarejo project is a development-stage project and involves significant risks associated with development and commencement of commercial production.
          There can be no assurance that significant losses will not occur at the Palmarejo project in the near future or that the Palmarejo project will be profitable in the future. Coeur’s operating expenses and capital expenditures may increase in subsequent years as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of the Palmarejo project and any other properties Coeur may acquire are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development and the results of consultants’ analyses and recommendations, which are beyond Coeur’s control. While Coeur expects production at the Palmarejo project to commence in 2009, there can be no assurance that this timetable will be met. The development of the Palmarejo project and any other properties Coeur may acquire will require the commitment of substantial resources to conduct the time-consuming exploration and development of properties. There can be no assurance that Coeur will generate any revenues or achieve profitability at the Palmarejo project and any other properties Coeur may acquire.

Recently discovered settlement and subsidence issues at the Palmarejo project may increase development costs and delay the start of production.
          In early August 2007, Coeur representatives observed previously unnoticed ground settlement and subsidence in three main areas: the lower plant site, the upper plant site, and the site where the power plant is to be located. The initial engineering review conducted by Coeur technical personnel as well as third party engineering consultants concluded that the settlement and subsidence was occurring primarily due to issues with the original compaction and placement of fill material. This settlement became visible once heavy rainfall was experienced. Since that time, Coeur’s third party engineering consultants have conducted more extensive on-site analysis and have provided Coeur with a detailed report based on its review, which recommends specific remedial actions that should be initiated which includes the relocation of a substantial section of the process plant facilities to an identified alternate site. Coeur estimates that these remedial actions may cost up to $15 million, which is an estimate endorsed by Coeur’s third party engineering consultants. Coeur anticipates production from the Palmarejo project to commence in the first quarter of 2009, which takes into account the estimated time to complete these remedial activities. There can be no assurance that these preliminary estimates will prove accurate, and any inaccuracy in such estimates could materially adversely impact the development of the Palmarejo project and Coeur’s financial condition and results of operations.
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
          We based our ore reserve determinations as of December 31, 2007 on a long-term silver price average of $11 per ounce, with the exception of the Endeavor mine which uses $15 per ounce and the Broken Hill mine which uses $13.50 per ounce of silver, and a long-term gold price average of $600 per ounce for all properties with the exception of the Kensington property which used a gold price of $550 per ounce. On February 12, 2008 silver and gold prices were $17.32 per ounce and $917 per ounce, respectively.
The estimation of the ultimate recovery of metals contained within the Rochester heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations.
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
          Our reported inventories include metals estimated to be contained in the ore on leach pad of $50.9 million as of December 31, 2007. Of this amount, $25.9 million is reported as a current asset and $25.0 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.
          The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold is estimated to be between 5 and 10 years. In August 2007, the Company terminated mining and crushing operations as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2011.
          When we began leach operations in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery three times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 2003, we increased our estimated recoveries for silver and gold, respectively, to between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be recovered.

          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$1.68	$2.78	$3.55	$0.82	$1.49	$2.04
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(2.93)	$(9.30)	$(33.77)	$(1.04)	$(2.38)	$(4.21)
          Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory. Negative changes in our inventory valuations and correspondingly on our income statement would have an adverse impact on our results of operations, financial position and cash flows.
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
Silver mining involves significant production and operational risks. Coeur may suffer from the failure to efficiently operate its mining projects.
          Silver mining involves significant degrees of risk, including those related to mineral exploration success, unexpected geological or mining conditions, the development of new deposits, climatic conditions, equipment and/or service failures, compliance with current or new governmental requirements, current availability of or delays in installing and commissioning plant and equipment, import or customs delays and other general operating risks. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which results in the failure to achieve expected target dates for exploration or production activities and/or result in a requirement for greater expenditure. The right to export silver and gold may depend on obtaining certain licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such licenses and quotas leading to the financial result of Coeur being adversely affected, and it is possible that from time to time export licenses may be refused. Many of these risks are outside of the ability of Coeur’s management to control and may result in a materially adverse effect on Coeur’s operations, financial position and cash flows.

Mineral exploration and development inherently involves significant and irreducible financial risks. Coeur may suffer from the failure to find and develop profitable mines.
          The exploration for and development of mineral deposits involves significant financial risks, which even a combination of careful evaluation, experience and knowledge may not eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, such deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. Mining companies rely on consultants and others for exploration, development, construction and operating expertise.
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
          Once a mineral deposit is developed, whether it will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use, importing and exporting of minerals and environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.
Significant investment risks and operational costs are associated with our exploration, development and mining activities, such as San Bartolomé, Kensington and Palmarejo. These risks and costs may result in lower economic returns and may adversely affect our business.
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
          Development projects, such as San Bartolomé, Kensington and Palmarejo, may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our business results of operations may be negatively affected.

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
          Our future silver and gold production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct silver and gold exploratory activities at our existing mining and exploratory properties as well as at new exploratory projects, and to acquire silver and gold mining properties and businesses or reserves that possess minable ore reserves and are expected to become operational in the near future. We can provide no assurance that our silver and gold production in the future will not decline. Accordingly, our revenues from the sale of silver and gold may decline, negatively affecting our results of operations.
There are significant hazards associated with our mining activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.
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
          Coeur’s mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to Coeur’s business. Although these laws and regulations have never required Coeur to close any mine, the costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of Coeur’s operations and delays in the development of its properties.

          In addition, government approvals, approval of aboriginal people and permits are currently and may in the future be required in connection with the Palmarejo project. To the extent such approvals are required and not obtained, Coeur may be curtailed or prohibited from planned mining operations or continuing its planned exploration or development of mineral properties at the Palmarejo project.
          Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
          Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.
          To the extent Coeur is subject to environmental liabilities, the payment of such liabilities or the costs that it may incur to remedy environmental pollution would reduce funds otherwise available to it and could have a material adverse effect on the combined company. If Coeur is unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect.
          Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of Coeur’s past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in Coeur’s operations. Although Coeur believes that it is in substantial compliance with applicable laws and regulations, Coeur cannot assure you that any such law, regulation, enforcement or private claim will not have a negative effect on its business, financial condition or results of operations.
          Some of Coeur’s mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, Coeur would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements are also imposed upon Coeur’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska.

Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on Coeur’s operations.
          In the context of environmental permits, including the approval of reclamation plans, Coeur must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on Coeur’s operations. There is no assurance that future changes in environmental regulation, if any, will not adversely affect Coeur’s operations. Coeur intends to fully comply with all applicable environmental regulations.
We are required to obtain government permits to expand operations or begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business as a whole.
          Mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations such as the Kensington development project and the Palmarejo project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our results of operations.
          Reference is made to the discussion of the current litigation regarding the validity of the mine tailings permit at the Kensington property in Alaska that is set forth under the above risk factor entitled “We may have to record additional write-downs, which could negatively impact our results of operations.”
          Meanwhile, although Palmarejo currently holds all consents that it requires in order to carry out its current drilling and development program on the Palmarejo project, Coeur cannot be certain that it will receive the necessary permits on acceptable terms to conduct further exploration and to develop the Palmarejo project in accordance with its pre-feasibility study. The failure to obtain such permits, or delays in obtaining such permits, could increase costs and delay activities, and could adversely affect the Palmarejo project.
Our business depends on good relations with our employees.
          The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2007, unions represented approximately 44% of our worldwide workforce. On that date, the Company had 316 employees at its Cerro Bayo mine and 120 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2008. Additionally, the Company had 21 employees at its San Bartolomé project working under a labor agreement which does not have a fixed term.
We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.
          Any foreign operations or investment is subject to political and economic risks and uncertainties. These risks and uncertainties may include exchange controls; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; civil unrest; military repression; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; changes in taxation policies; restrictions on foreign exchange and repatriation, and laws or policies in the U.S. affecting foreign trade investment and taxation. Further, foreign operations or investment is subject to changes in government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.
          Chile, Argentina, Bolivia and Australia are the most significant foreign countries in which Coeur now directly or indirectly owns or operates mining properties or developmental projects. Coeur also conducts exploratory projects in these countries. With the acquisition of Palmarejo and Bolnisi, Coeur also owns a major mining operation in Mexico. Argentina and Bolivia, while currently economically and politically stable, have experienced political instability, provincial government pressures on mining operations, currency value fluctuations and changes in banking regulations in recent years. It is uncertain at this time how new mining or investment policies or shifts in political attitude may affect mining in these countries.
          Coeur may enter into agreements which require Coeur to purchase currencies of foreign countries in which Coeur does business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in the hedge contracts, Coeur will experience U.S. dollar-denominated currency gains or losses. Future economic or political instabilities or changes in the laws of foreign countries in which Coeur has significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact its foreign operations and its business as a whole. Further, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation.
Coeur is exposed to risks with respect to the legal systems in the countries in which it has significant operations or interests, and resolutions of any disputes may adversely affect its business.
          Some of the jurisdictions in which Coeur currently and may in the future operate have less developed legal systems than would be found in more established economies like the United States. This may result in risks such as potential difficulties in obtaining effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute; a higher degree of discretion on the part of governmental authorities; the lack of judicial or administrative guidance on interpreting applicable rules and regulations; inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; or relative inexperience of the judiciary and courts in such matters.
          In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be uncertain, creating particular concerns with respect to licenses and agreements for business. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others and the effectiveness of and enforcement of such arrangements in these jurisdictions cannot be assured.
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

Coeur is continuously considering possible acquisitions of additional mining properties or interests therein that are located in other countries, and could be exposed to significant risks associated with any such acquisitions.
          In the ordinary course of Coeur’s business, Coeur is continuously considering the possible acquisition of additional significant mining properties or interests therein that may be located in countries other than those in which Coeur now has operations or interests. Consequently, in addition to the risks inherent in the valuation and acquisition of such mining properties, as well as the subsequent development, operation or ownership thereof, Coeur could be subject to additional risks in such countries as a result of governmental policies, economic instability, currency value fluctuations and other risks associated with the development, operation or ownership of mining properties or interests therein. Such risks could adversely affect Coeur’s results of operations.
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
Third parties may dispute our unpatented mining claims, which could result in the discovery of defective titles and losses affecting our business.
          The validity of unpatented mining claims, which constitute a significant portion of Coeur’s property holdings in the United States, is often uncertain and may be contested. Although Coeur has attempted to acquire satisfactory title to undeveloped properties, Coeur, in accordance with mining industry practice, does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties, may be defective. Defective title to any of Coeur’s mining claims could result in litigation, insurance claims, and potential losses affecting its business as a whole.
          The acquisition of title to concessions and similar property interests is a detailed and time consuming process. Title to, and the area of, concessions and similar property interests may be disputed.
          No assurances can be given that title defects to the Palmarejo project do not exist. The Palmarejo project may be subject to prior unregistered agreements, interests or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising the Palmarejo project that, if successful, could impair development and/or operations. A defect could result in Coeur losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates. Also, while Coeur believes that the registration defects relating to certain non-material properties as described herein will be remedied; there can be no assurance as to timing or successful completion.
Coeur does not own all of the concessions comprising the Palmarejo project, and Coeur’s failure to comply with its contractual commitments on such properties may result in their loss.
          Planet Gold, S.A. de C.V., a wholly-owned indirect subsidiary of Palmarejo, is the registered owner of most but not all of the concessions comprising the Palmarejo project. If Coeur fails to meet payments or work commitments on these properties, Coeur may lose its interests in a portion of the Palmarejo project or forfeit some of the concessions.

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
     Production at the Rochester mine in 2007 was approximately 4.6 million ounces of silver and 50,400 ounces of gold, compared to 5.1 million ounces of silver and 71,900 ounces of gold in 2006. Cash costs per ounce of silver decreased by $1.28 to $1.52 per ounce in 2007, compared to $2.80 per ounce in 2006. The decrease in silver production was primarily due to decreased tons mined and lower ore grades. The decrease in cash costs per ounce is due to decreased mining and crushing costs during the year due to the fact that mining and crushing operations were terminated in August 2007 as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2011.
     The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. The Company completed mining of the existing ore reserves in August of 2007. While mining operations were discontinued, it is expected that metal production will continue as a result of residual leaching until approximately 2011. The company is currently conducting exploration on mineralized structures that exist near the pit bottom.

     Ore was crushed and transported by conveyor to a loadout facility where it was transferred to 150-ton trucks which transport the crushed ore to leach pads where solution is applied via drip irrigation to dissolve the silver and gold contained in the ore. Certain low-grade ores were hauled directly, as run-of-mine, by 100-ton haul trucks to leach pads where solution is applied to dissolve the silver and gold contained in the ore. The solutions containing the dissolved silver and gold are pumped to a processing plant where zinc precipitation is used to recover the silver and gold from solution as doré. The doré is transported to a refinery for final processing after which the silver and gold is sold on established markets through third party broker dealers. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. During 2007, the company began selling surplus equipment that is no longer required as a result of the cessation of mining activities. Power is provided to the mine and processing facility from the public grid servicing the local communities.
     Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold. The leach cycle at the Rochester Mine requires leaching to approximately the year 2011 for all recoverable metal to be extracted. A significant proportion of metal recovery occurs after mining is completed.
     At the Nevada Packard satellite deposit, located south of the Rochester deposit, the Company commenced mining of silver in the first quarter of 2003. Mining at Nevada Packard was completed in mid-2007.
     The Company’s capital expenditures at the Rochester Mine totaled approximately $1.6 million in 2007. The Company plans capital expenditures at the Rochester Mine of $0.7 million in 2008.
     Asarco Incorporated (“Asarco”), the prior owner, had a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $22.03 per ounce up to a maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2007.
     Silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, argentian tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets with variable but lesser amounts of pyrite.
     In 2007, the Company commenced an exploration program to identify new silver- and gold-bearing structures on its large holdings in the district. This program defined several areas of interest and in the fourth quarter a program of nearly 3,000 feet of core drilling was completed on one of those targets. During 2007, we spent $0.4 million on exploration in the Rochester area. The Company has plans to follow-up on any favorable results from this drilling and to test other targets in 2008.
Year-end Proven and Probable Ore Reserves— Rochester Mine
(includes Nevada Packard)

	2007	2006	2005
	(1), (3), (5), (6)
Tons (000’s)	0	3,720	10,168
Ounces of silver per ton	0	0.66	0.86
Contained ounces of silver (000’s)	0	2,436	8,765
Ounces of gold per ton	0	0.007	0.011
Contained ounces of gold	0	26,400	112,650

Year-end Mineralized Material

	2007	2006	2005
Tons (000’s)	32,664	15,235	15,646
Ounces of silver per ton	0.85	0.94	1.03
Ounces of gold per ton	0.006	0.007	0.010
Operating Data

	2007	2006	2005
Production
Tons ore mined (000’s)	2,962	9,804	9,023
Tons crushed/leached (000’s)	5,061	10,399	9,327
Ore grade silver (oz./ton)	0.65	0.74	0.91
Ore grade gold (oz./ton)	0.006	0.010	0.010
Recovery/Ag oz (4)	141.4%	65.9%	67.5%
Recovery/Au oz (4)	167.6%	68.9%	76.2%
Silver produced (oz.)	4,614,780	5,113,504	5,720,489
Gold produced (oz.)	50,408	71,891	70,298
Cost per Ounce of Silver
Cash costs (2)	$1.52	$2.80	$4.82
Non-cash costs	2.30	3.04	1.84

Total production costs	$3.82	$5.84	$6.66

(1)	Metal prices used in calculating proven and probable reserves were $11.00 per ounce of silver and $600 per ounce of gold in 2007.

(2)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are open pit minable reserves and include no additional factors for mining dilution or recovery.

(4)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93.0% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. Recoveries are calculated based on the ounces recovered as a percent of the ounces placed on the pad. As ore production ceased in August 2007, silver and gold recoveries increased significantly as a percent of ore placed on the pad. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(5)	Ore reserve estimates were prepared by the Company’s technical staff.

(6)	Ore reserves are defined by a drill grid of at least 65 feet by 140 feet for proven and at least 100 feet by 200 feet for probable and may include open pit mine production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves, the number of composites must be at least 4 at Rochester and 20 at Nevada Packard with a maximum search distance of 75 feet. For probable reserves, the number of composites must be at least 4 at Rochester and 5 at Nevada Packard with a maximum search distance of 150 feet for Rochester and 120 feet at Nevada Packard. Mineralized material is similarly classified.

South America
          Chile — Cerro Bayo Mine
     The Cerro Bayo District covers about 176 square miles and is located south of Coyhaique, the capital of Region XI in southern Chile, and due west of the town of Chile Chico. The project lies on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and is serviced by a gravel road from Chile Chico. The mineral rights for the Cerro Bayo property are fully-owned by Compania Minera Cerro Bayo Ltd., a wholly-owned subsidiary of the Company, encompassing a continuous block of 68,715 acres of mining claims. An additional 44,231 acres of exploration concessions are owned by the Company in Region XI. These concessions and separate surface use agreements from private owners cover the ore reserves of the property as well as the necessary rights to permit mining and exploration.
     The Company acquired the property in 1990 from Freeport Chilean Exploration Company. No mining or processing was conducted by the prior owner. Initial mining and processing commenced by the Company in 1995 at the Laguna Verde area in the western portion of the holdings. Mining and processing temporarily ceased in late 2000 then recommenced in 2002 at the Cerro Bayo area on the east. The entire holdings and infrastructure are now referred to as the Cerro Bayo district. Construction of two ramps to intersect the high-grade Lucero Vein in the Cerro Bayo zone on the east side of its holdings commenced in November 2001. Additional mineralized high-grade gold and silver vein systems were discovered since then from surface and underground exploration.
     Production at the Cerro Bayo mine in 2007 was approximately 1.7 million ounces of silver and 37,479 ounces of gold compared to 2.3 million ounces of silver and 40,923 ounces of gold in 2006. The decrease in silver production was due to a 19% decline in ore grades and a 9.6% decrease in tons mined as a result of the Company focusing its mining activities on narrower vein systems of the mine. Gold grades were marginally affected. In 2008, production will include additional vein system areas that are wider and more productive. Cash costs per ounce of silver produced increased to $8.22 in 2007 from $3.04 in 2006 primarily due to lower grades and lower tons mined.
     The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. During 2007, the concentrate processed at this mill was sold to third-party smelters, primarily in Japan and Mexico. The mill has a design capacity of 1,650 tons per day. During 2007, the Company experienced recovery rates of approximately 94.4% for silver and 92.2% for gold. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted utilizing underground methods. Total capital expenditures at the Cerro Bayo property in 2007 were $11.3 million and the Company plans approximately $9.5 million of capital expenditures there in 2008.
     During 2007, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2007, we spent approximately $2.9 million on exploration and $2.2 million on reserve development for new gold and silver mineralization and completed nearly 204,000 feet of core drilling. In the second half of the year five new silver- and gold-bearing veins were discovered approximately one mile east of the ore processing facilities at Laguna Verde. These veins are named Dagny, Fabiola, Coyita, Yasna and Dalila. Drilling commenced on the new discoveries late in the third quarter and reached a total of 48,536 feet by the end of the year. The Company plans to continue its extensive exploration and mine development programs in the district in 2008 with a budget of $4.9 million for this work.

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
Year-end Proven and Probable Ore Reserves — Cerro Bayo Mine

	2007	2006	2005
	(1), (3), (5), (6), (7), (8)
Tons (000’s)	782	634	935
Ounces of silver per ton	9.26	9.69	8.00
Contained ounces of silver (000’s)	7,234	6,144	7,476
Ounces of gold per ton	0.14	0.19	0.14
Contained ounces of gold	111,600	122,000	131,600
Year-end Mineralized Material

	2007	2006	2005
Tons (000’s)	2,865	2,509	4,113
Ounces of silver per ton	9.28	8.23	6.19
Ounces of gold per ton	0.14	0.15	0.10
Operating Data

	2007	2006	2005
Production
Tons ore milled	387,378	428,346	403,695
Ore grade silver (oz./ton)	4.68	5.76	7.52
Ore grade gold (oz./ton)	0.105	0.103	0.163
Recovery silver (%)	94.4	94.5	94.7
Recovery gold (%)	92.2	93.0	92.8
Silver produced (oz.)	1,709,830	2,331,060	2,875,047
Gold produced (oz.)	37,479	40,923	61,058

Cash costs (2)	$8.22	$3.04	$0.54
Non-cash costs	3.60	2.42	1.76

Total production costs	$11.82	$5.46	$2.30

(1)	Metal prices used to calculate proven and probable reserves were $11.00/ounce of Ag and $600/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are minable reserves within underground mine designs and include factors for mining dilution and recovery.

(4)	Veins less than 1.2 meters wide are diluted to 1.2 meters at zero grade. Veins greater than 1.2 meters wide receive a 0.2 meter dilution at zero grade. Mining recovery is 95%.

(5)	Metallurgical (mill) recovery factors of 93.8% and 91.6% should be applied to the in-place silver and gold reserves ounces, respectively.

(6)	Ore reserve estimates were prepared by the Company’s technical staff.

(7)	Proven and probable ore reserves are defined by a drill spacing of no more than 35 meters and may include underground production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves the number of composites must be at least 1 with a maximum search distance of generally 15 meters. For probable, the number of composites must be at least 2 with a maximum search distance of generally 35 meters. Mineralized material is similarly classified.

(8)	Mineralized material includes 1,599,400 tons grading 10.21 Ag ounces per ton and 0.14 Au ounces per ton classified as additional Inferred Mineral Resources.
Argentina — Martha Mine
     The Martha mine is an underground mine owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, which is located in the Santa Cruz Province of southern Argentina. Access to the mine is provided by all-weather gravel roads 30 miles northeast of the town of Gubernador Gregores and approximately 270 miles southeast of Cerro Bayo.
     The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L., encompassing over 363,000 acres of exploration claims, discovery claims, and exploitation claims (568 square miles). The concessions cover the ore reserves of the property as well as the necessary rights to permit mining and exploration. The property and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Power is provided by Company-owned diesel generators.
     The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001. The Company is obligated to pay a 2% net smelter royalty on silver and gold production to Royal Gold Corporation.
     Prior to January 1, 2008 we transported the Martha mine ore by truck approximately 600 miles by road for processing at the Cerro Bayo mill. In 2007, the Company commenced the construction of a 240 ton per day flotation mill which was completed in December 2007 and produces a flotation concentrate. During December 2007, the newly-constructed facility commenced operating. In 2008, we will commence shipping the concentrate to a third party smelter located in Mexico. The new mill is expected to lower operating costs since it will no longer be necessary to transport ore to Cerro Bayo for processing. This is expected to have a beneficial impact upon the ore reserve cut-off grade and overall ore reserves.
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
     Production at the Martha mine in 2007 was approximately 2.7 million ounces of silver and 4,127 ounces of gold compared to 2.7 million ounces of silver and 3,440 ounces of gold in 2006. Cash cost per ounce of silver produced was $6.27 in 2007 compared to $4.88 in 2006.
     During 2007, we spent $2.0 million on exploration and $0.8 million on reserve development at the Martha mine, and $2.4 million at our other properties in the Santa Cruz province, to discover new silver- and gold-bearing veins and define new reserves. In 2007, exploration defined extensions at depth and on strike on the Martha, R4, Catalina, Francisca, Isabel and Betty ore-bearing structures which were a major focus of the year’s program. A total of 72,243 feet of drilling was completed in 2007. During 2008, we expect to spend $6.8 million on exploration for the discovery of new mineralization and reserve development, across our large land holdings in the province of Santa Cruz which totals over 568 square miles.
     Silver and gold mineralization is hosted in epithermal quartz veins and veinlets within generally sub-horizontal volcanic rocks of the Chon Aike Formation. The veins and veinlets occur as sub-parallel clusters largely trending west-northwest and dipping steeply to the southwest. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite, electrum (a naturally-occurring gold and silver alloy) and native silver.
     Total capital expenditures at the Martha mine in 2007 were $16.4 million and the Company plans approximately $3.4 million of additional capital expenditures there in 2008.
Year-end Proven and Probable Ore Reserves — Martha Mine

	2007	2006	2005
	(1), (3), (4), (5), (6)
Tons (000’s)	154	99	67
Ounces of silver per ton	53.97	61.33	60.29
Contained ounces of silver (000’s)	8,293	6,084	4,054
Ounces of gold per ton	0.07	0.09	0.08
Contained ounces of gold	10,600	8,800	5,400
Year-end Mineralized Material

	2007	2006	2005
	(7)
Tons (000’s)	165	112	134
Ounces of silver per ton	32.75	42.91	45.37
Ounces of gold per ton	0.04	0.05	0.05
Operating Data

	2007	2006	2005
Production
Tons ore milled	37,047	35,843	35,293
Ore grade silver (oz./ton)	78.10	79.93	62.53
Ore grade gold (oz./ton)	0.120	0.104	0.079
Recovery silver (%)	95.0	94.7	94.9
Recovery gold (%)	92.7	92.5	92.9
Silver produced (oz.)	2,748,705	2,712,846	2,093,464
Gold produced (oz.)	4,127	3,440	2,589

Cash costs (2)	$6.27	$4.88	$4.60
Non-cash costs	0.51	0.48	0.41

Total production costs	$6.78	$5.36	$5.01

(1)	Metal prices used in calculating proven and probable reserves were $11.00/ounce of Ag and $600/ounce of Au.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are underground minable reserves and include factors for dilution at zero grade and an average mining recovery of 97.5%.

(4)	Metallurgical (mill) recovery factors of 95% and 92% should be applied to the silver and gold reserve ounces, respectively.

(5)	Ore reserve estimates were prepared by the Company’s technical staff.

(6)	Proven and probable reserves are defined by a drill spacing of no more than 25 meters and may include underground production sampling information, especially for proven. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For proven reserves the number of composites must be at least 2 with a maximum search distance of generally 18 meters. For probable, the number of composites must be at least 2 with a maximum search distance of generally 25 meters. Mineralized material is similarly classified.

(7)	Mineralized material includes 72,400 tons grading 37.78 Ag ounces per ton and 0.04 Au ounces per ton classified as additional Inferred Mineral Resources.
     Australia — Endeavor Mine
     The Endeavor Mine is located in north central New South Wales, Australia. Access to the mine is by paved roads 30 miles to the northwest from the community of Cobar.
     On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $43.8 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $26.3 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. The mine met the criteria for payment of the additional $26.3 million in early 2008. Cobar and the Company have agreed to payment of this amount on April 1, 2008 plus accrued interest at the rate of 7.5% per annum from January 24, 2008. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce was also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. The Company paid a cost contribution of approximately $2.1 million during 2007.
     On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. The Company has received approximately 1.4 million payable ounces to-date and the current ore reserve contains approximately 14.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce. It is expected that the silver price-sharing provision may become operative in 2009.

     In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, will bear interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option for CBH to extend the term for an additional six months. No advances have been drawn under the facility as of December 31, 2007.
     The Endeavor mine is an underground lead/zinc/silver mine. Silver, lead, zinc and lesser amounts of copper mineralization at the Endeavor Mine are contained within sulfide lenses hosted in fine-grained sedimentary rocks of the Paleozoic-aged Amphitheatre Group. Sulphide lenses are elliptically-shaped, steeply-dipping to the southwest and strike to the northwest. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead and zinc rich sulphide zones. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third party smelter. Silver recovery averaged approximately 48.0% in 2007 and 63.5% in 2006.
     The reserves at Endeavor are covered by five Consolidated Mining Leases issued by the state of New South Wales to CBH Resource Ltd. The leases form a contiguous block of 10,121 acres in size. The property and equipment are maintained in good working condition, by CBH Resources, through a regular preventive maintenance program and periodic improvements as required. Power to the mine and processing facilities is provided by the grid servicing the local communities. CBH Resources Ltd. conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year 2007/2008 (July — June), the exploration budget at the mine is A$3.3 million (US$2.9 million). The Company is not required to contribute to ongoing capital costs at the mine.
     On October 24, 2005, CBH announced that mining operations at the Endeavor mine had been suspended below the No. Four haulage level following an uncontrolled fall of waste ground into the mine’s 6Z2 crown pillar stope. Limiting production to above this level was done as a safety precaution due to the proximity of the 6Z2 crown pillar stope to the main haulage decline. In late November 2005, CBH announced that mine operations had recommenced below the No. Four haulage level, but at a reduced production rate. Based on the progress made to date in correcting issues related to the ground fall, the Company expects the mine to resume normal operations during 2008.
     Production at the Endeavor mine in 2007 was approximately 773,000 ounces of silver compared to 482,000 ounces of silver in 2006. Cash cost per ounce of silver produced was $2.67 in 2007 compared to $2.85 in 2006.
Proven and Probable Ore Reserves — Endeavor Mine

	2007	2006	2005
	(1), (2), (3), (4), (5), (7)
Tons (000’s)	19,731	21,385	12,125
Ounces of silver per ton	1.52	1.50	1.93
Contained ounces of silver (000’s)	29,926	31,983	23,341
Mineralized Material

	2007	2006	2005
Tons (000’s)	12,291	9,370	8,488
Ounces of silver per ton	2.44	3.00	2.03

Operating Data (Coeur’s Share)

	2007	2006	2005
Production
Tons ore milled	1,146,857	750,115	463,129
Ore grade silver (oz./ton)	1.40	1.01	1.52
Recovery silver (%)	48.0	63.5	45.0
Silver produced (oz.)	772,609	481,991	316,169

Cash costs (6)	$2.67	$2.85	$2.05
Non-cash costs	0.98	1.02	1.30

Total production costs	$3.65	$3.87	$3.35

(1)	Ore reserves are reported as of June 30, 2007, which is the end of the most recent fiscal year of the operator, CBH. Metal prices used were $15/ounce of silver.

(2)	The ore reserves are underground minable reserves and include an 11% average factor for mining dilution and mining recovery factors ranging from 40% to 100%.

(3)	Metallurgical recovery factor of 55% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 25 meters and for probable reserves it is greater than 25 meters and less than 40 meters. Mineralized material is similarly classified.

(5)	The Endeavor property was purchased on May 23, 2005. Operating data is presented commencing as of that date.

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(7)	Mineralized material includes 118,900 tons grading 1.63 Ag ounces per ton classified as additional Inferred Mineral Resources.
     Australia — Broken Hill Mine
     The Broken Hill Mine is located in western New South Wales, Australia. Access to the mine is by paved roads leading from the adjacent community of Broken Hill.
     On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”), for $36.9 million. In addition, CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during 2007.
     The Broken Hill mine is an underground lead/zinc/silver mine. Silver, lead and zinc mineralization at Broken Hill is contained within sulfide lenses hosted in metasedimentary and igneous rocks of Precambrian-aged Broken Hill and underlying Thackaringa groups. In general sulphide lenses are tabular in shape steeply dipping to the north-northwest and striking east-northeast. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead- and zinc-rich sulphide zones but is higher grade in the lead zones. The mine uses bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to third party smelters in Australia. Silver recovery averaged approximately 83.6% in 2007 and 74.2% in 2006.

          While the Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces, to date the Company has received 4.2 million payable ounces and the current ore reserve contains approximately 12.5 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. It is expected that future expansion to the ore reserves will occur as a result of conversion of portions of the property’s inventory of mineralized material and future exploration discoveries on the property. Perilya conducts regular exploration to discover new mineralization and define reserves from surface and underground drilling platforms. For its fiscal year 2007/2008 (July/June), Perilya has budgeted A$5.8 million (US$5.1 million) for this work. The Company is not required to contribute to ongoing capital costs at the mine.
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
          The Company’s share of silver production in 2007 from the Broken Hill mine amounted to approximately 1.6 million ounces of silver compared to 2.2 million ounces of silver in 2006. Production during 2007 was impacted by a fatality in the first quarter of 2007 which necessitated a change in the mining method. The cash cost per ounce of silver production, which includes the operating cost contribution and smelting, refining and transportation costs, was $3.18 in 2007 compared to $3.09 in 2006.
Proven and Probable Ore Reserves – Broken Hill Mine

	2007	2006	2005
	(1), (3), (4), (5), (7)
Tons (000’s)	12,394	12,908	11,519
Ounces of silver per ton	1.45	1.40	1.30
Contained ounces of silver (000’s)	17,931	18,015	14,955
Mineralized Material

	2007	2006	2005
Tons (000’s)	9,844	10,872	10,825
Ounces of silver per ton	3.82	3.82	1.93
Operating Data (Coeur’s share) (3)

	2007	2006	2005
			(6)
Production
Tons ore milled	1,646,203	2,288,355	667,140
Ore grade silver (oz./ton)	1.19	1.28	1.31
Recovery (%)	83.6	74.2	75.4
Silver produced (oz.)	1,642,205	2,174,585	657,093

Cost per Ounce of Silver
Cash costs(2)	$3.18	$3.09	$2.72
Non-cash costs	1.86	2.35	2.75

Total production costs	$5.04	$5.44	$5.47

(1)	Ore reserves are effective as of June 30, 2007. Metal prices used were $13.50/ounce of silver.

(2)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(4)	Metallurgical recovery factor of 74% should be applied to the silver reserve ounces.

(5)	The proven and probable reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven and probable reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven reserves are drilled on a 20 meter by 10 meter grid.

(6)	The Broken Hill property was purchased on September 8, 2005. Operating data is presented commencing as of that date.

(7)	Mineralized material includes 4,490,000 tons grading 2.24 Ag ounces per ton classified as additional Inferred Mineral Resources.
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
          The mine utilizes conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constitute the majority of the ore reserves. Silver and copper are recovered by a flotation mill that produces a silver rich concentrate which is sold to third-party smelters in Canada. Silver recovery through the mill averaged 96% in 2006 and 97% in 2005.
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
Year-end Proven and Probable Ore Reserves – Galena Mine

2005
Tons (000’s)	444
Ounces of silver per ton	24.50
Contained ounces of silver (000’s)	10,879
Year-end Mineralized Material

2005
Tons (000’s)	2,580
Ounces of silver per ton	11.74
Operating Data

	2006	2005
Production
Tons ore milled	52,876	128,502
Ore grade silver (oz./ton)	15.15	16.53
Recovery (%)	96	97
Silver produced (oz.)	768,674	2,060,338
Gold produced (oz.)	180	282

Cost per Ounce of Silver
Cash costs(1)	$9.75	$8.37
Non-cash costs	0.89	0.97

Total production costs	$10.64	$9.34

(1)	Cash costs per ounce of silver or gold represent a non-U.S.-GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”
SILVER AND GOLD DEVELOPMENT PROPERTIES
               Bolivia – San Bartolomé Silver Project
          The San Bartolomé silver development project is located on the flanks of the Cerro Rico mountain near the town of Potosí, Bolivia. Access to the property is by paved and all-weather gravel roads leading south from the adjacent city of Potosí. Coeur acquired 100% of the equity in Empresa Minera Manquiri S.A. (“Manquiri”) from Asarco on September 9, 1999. Manquiri’s principal asset is the mining rights to the San Bartolomé project. The silver mineralization is hosted in gravel (pallaco) and reworked gravel (sucu) deposits that occur on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet. It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, basement rocks. Silver, along with tin and base metals, is located in multiple veins that occur in a northeast trending belt that transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and redeposited into the flanking pallaco and sucu deposits. Silver is hosted in all portions of the pallacos and sucus with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo (consisting of Diablo Norte, and Diablo Este) and Santa Rita.

          The mineral rights for the San Bartolomé project are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolomé and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosí. The San Bartolomé lease agreements are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo project which includes the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The properties are currently subject to annual payments for these mining rights totaling approximately $2.5 million. Power is supplied to the development activities by the local power utility. Power for the future processing facility will be provided from the national grid via a four-mile high tension line.
          Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. The Company acquired the rights to the San Bartolomé project in September 1999 from ASARCO Incorporated. The prior owner did not conduct any mining or processing of the surface ores at San Bartolomé.
          We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately 6 million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo project at Cerro Rico. During 2003, we retained Fluor Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004. The study provides for the use of a cyanide milling flow sheet with a wet preconcentration screen circuit which will result in the production of a doré that may be treated by a number of refiners under a tolling agreement which results in the return of refined silver to the Company that is readily marketed by metal banks and brokers to the ultimate customer. In the second quarter of 2004, we obtained all operating permits. The Company estimates the total capital cost (excluding political risk insurance premiums and capitalized interest) at San Bartolomé will be approximately $220 million of which $129.2 million had been incurred as of December 31, 2007. The Company estimates initial operating cash costs once the plant achieves full-scale operation of $4.10 per ounce, excluding royalties and production taxes of $2.03 per ounce. Based on the current development schedule, the Company expects commercial production to begin in the first quarter of 2008 and expects initial full-year production of approximately nine million ounces of silver per year. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above.
          In November 2007, Bolivia’s Congress approved a reform to the mining tax code. The Bolivia tax rate on most mining companies has increased from 25% to 37.5%. However, mining companies similar to San Bartolomé will receive a 5% credit based upon their specific operation. Thus, the tax rate for San Bartolomé will be 32.5%.
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

          We have obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and a private insurer. The combined policies are in the amount of $155 million and cover 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policies are expected to cost approximately $3.4 million during the course of construction and $0.21 per ounce of silver produced when the project commences commercial production.
Year-end Probable Ore Reserves – San Bartolomé Project

	2007	2006	2005
	(1), (2), (3), (4), (5), (6)
Tons (000’s)	42,043	46,176	46,176
Ounces of silver per ton	3.64	3.29	3.29
Contained ounces of silver (000’s)	153,000	151,882	151,882
Year-end Mineralized Material – San Bartolomé Project

	2007	2006	2005
Tons (000’s)	15,816	1,166	1,166
Ounces of silver per ton	2.21	3.44	3.44

(1)	Metal prices used in calculating proven and probable reserves were $11 per ounce of silver.

(2)	The ore reserves are open pit minable reserves and include an average 2.5% factor for mining dilution at zero grade and 97.5% for mining recovery.

(3)	An average metallurgical recovery factor of 61.3% should be applied to the mined silver reserve ounces.

(4)	Ore reserve estimates were prepared by the Company’s technical staff.

(5)	Proven and probable reserves are defined by surface sampling – drill holes or vertical shafts – with an average spacing of no more than 70 meters. In practice, ore reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. For probable reserves, the number of composites must be at least 8 with a maximum search distance of less than 275 meters. San Bartolomé has only probable reserves. Mineralized material is similarly classified.

(6)	Mineralized material includes 249,000 tons grading 1.78 silver ounces per ton classified as additional Inferred Mineral Resources.
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
          In the second quarter of 2004, we completed an updated feasibility study based on an alternative operating scenario which eliminated the need for a man camp, simplified operating logistics and focused mining on higher-grade areas of the deposit (thereby reducing significantly the size of the mill facilities). This plan significantly reduced capital and operating costs while preserving the ability to expand production as market conditions warrant. In the second quarter of 2005, the Company received its final construction permits and updated the construction and operating cost estimates set forth in the feasibility study. Due to a general increase in commodity prices impacting the industry in general, the Company retained an independent engineering firm to review its capital cost estimate during the fourth quarter of 2005. The Company has expended approximately $269.7 million as of December 31, 2007. The Company expects the per ounce cash cost of production to be approximately $310 in the initial years of operation. The Company believes that commercial production could commence in 2009, subject to successful resolution of the permitting and litigation issues described below. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above.
          On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
          On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
          On May 22, 2007 the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc. On November 14, 2007 the Ninth Circuit granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company, and the State of Alaska, filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. The Company cannot now predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted.

          As a result of continuing litigation involving the proposed tailing impoundment area, the Company began investigating alternative sites. The Company believes it has located an alternative site and has entered into discussions with government officials and environmental groups who have indicated that they will support this alternative site. It will be necessary to obtain modified or potentially new permits for an alternative tailings site which the Company believes could occur in 2008 which would allow for the completion of the tailings facility and commencement of commercial production in 2009. When the permitting schedule is finalized and definitive engineering is completed for the alternate site, the project’s capital and operating cost estimates will be updated.
          No assurance can be given as to whether or when the Company will obtain any necessary modification to permits for an alternative tailing site or whether or when it will prevail upon appeal of the legal challenge set forth above. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.
          During 2007, the Company invested $92.3 million in connection with the development of the mine. The Company plans to spend approximately $25.2 million on the project during 2008.
          In 2007, the Company continued the exploration program started in the third quarter of 2005 designed to increase the size and geologic continuity of gold mineralization in its mineralized material inventory and ultimately result in an increase in ore reserves. In 2007, Coeur Alaska completed 2,189 feet of drilling on exploration from surface platforms on the Jualin property and 12,873 feet of underground drilling at Kensington for a total of 15,062 feet. For the year, a total of $0.6 million was spent on this drilling.
          The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.
Year-end Proven and Probable Ore Reserves – Kensington Property

	2007	2006	2005
	(1, 2, 3, 4, 5, 6, 7)
Tons (000’s)	4,419	4,419	4,206
Ounces of gold per ton	0.31	0.31	0.25
Contained ounces of gold	1,352,100	1,352,100	1,050,000
Year-end Mineralized Material

	2007	2006	2005
Tons (000’s)	4,320	4,320	3,116
Ounces of gold per ton	0.20	0.20	0.27

(1)	A gold price of $550 per ounce was used to determine ore reserves.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. An allowance of 25.6% additional tonnage at 0.124 ounce per ton is included for internal dilution. A factor for external dilution, averaging 10.2% at 0.056 ounces per ton, is also included. An average 97% factor for mining recovery is included.

(3)	Average metallurgical recovery factor of 95.3% should be applied to the contained gold reserve ounces.

(4)	Ore reserve estimates were prepared by the Company’s technical staff. Snowden Mining Industry Consultants, an independent consultant group, performed an independent review of the Company’s updated resource estimate model used to prepare the ore reserve estimates.

(5)	The Kensington gold development project contains only probable reserves. The reserves are defined with over 470,000 feet of core drilling, largely from underground drilling fans, and 38,000 feet of underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Probable reserve blocks must at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

(6)	Ore reserve estimates are based upon an operating scenario according to operating permits that have been received. Certain of these permits are the subject of legal proceedings. See the additional discussion under Alaska – Kensington Gold Project, Item 3 – Legal Proceedings and Part I, Item 1A – Risk Factors.

(7)	Mineralized material includes 1,183,600 tons grading 0.21 gold ounces per ton classified as additional Inferred Mineral Resources.
          Mexico – Palmarejo Silver and Gold Project
          On December 21, 2007, the company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”), an Australian company listed on the Australian Stock Exchange, and Palmarejo Silver and Gold Corporation (“Palmarejo”) a Canadian company listed on the TSX Venture Exchange. The principal asset of Bolnisi was its ownership of 72.8% of the outstanding common shares of Palmarejo. Palmarejo is engaged in the exploration and development of silver and gold properties located in the state of Chihuahua in northern Mexico and its principal silver and gold properties are collectively referred to as the “Palmarejo project.” The Palmarejo project is currently under development and is expected to commence commercial production in the first half of 2009.
          The Palmarejo project (including the Trogan license area), the principal asset of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation, (“Palmarejo”) is located in the state of Chihuahua in northern Mexico, approximately 15 kilometers northwest of the township of Temoris, where Bolnisi has established field headquarters. Temoris is approximately 420 kilometers southwest from the city of Chihuahua, the state capital, where Bolnisi has established its Mexican headquarters. In addition to the Palmarejo project, the Company also acquired the Yecora exploration-stage property located in Sonora, on the border with Chihuahua and the El Realito exploration-stage property in Chihuahua. Due to the focus of activities on the Palmarejo project, no exploration work was undertaken at the Yecora or El Realito projects during 2007.
          The Palmarejo project contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions which covers the old Palmarejo gold-silver mine based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems in the Trogan license area have been identified on other strongly mineralized corridors, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and are currently under investigation by the Company’s exploration teams.
          The Palmarejo project consists of approximately 12,115 hectares covered by mining concessions, of which about 11,817 hectares are owned outright by Planet Gold, a wholly-owned subsidiary of the Company, with an additional 226 hectares held by means of leases and options to purchase, which agreements are summarized below. In addition, Planet Gold has obtained the rights to, but has not yet made all payments to complete, the purchase of 72 additional hectares.

          The Chihuahua Informe Pericial (Mines Department) administers the lands in the Palmarejo project area. The claim boundaries are surveyed as part of the process of obtaining mining concessions in Mexico. Access to Palmarejo from Chihuahua is via paved Highway 127, a two-lane road, to the town of San Rafael and then by gravel road to Temoris and finally Palmarejo. The Chihuahua-Pacifico rail service operates between Chihuahua and Los Mochis on the southwest coast of Mexico. Two passenger trains and one freight train operate daily from Chihuahua. Access from the rail station at the town of Temoris to Palmarejo is along 35 km of government-maintained gravel road, which is the extension of Highway 127, that continues on through to Chinipas. The climate of the area is moderate. Average maximum temperature is about 34°C, with an average minimum temperature of about 5°C. Rainfall occurs mainly during the summer months, with average annual precipitation of about 800 millimeters. The elevation of Palmarejo is about 1,150 meters above sea level. All anticipated exploration work can be conducted year round.
          The Palmarejo project area has moderately well developed infrastructure and a local work force familiar with mining operations. There are approximately four to five thousand inhabitants within about a one-hour drive of the project. Chinipas and Temoris are the two nearest towns of any size, both with an estimated population of approximately 1,500 inhabitants. The small village of Palmarejo lies immediately northwest of the Palmarejo zone area and has an estimated population of 200.
          A 33,000 volt power line has recently been constructed from Temoris to Chinipas by the Commission of Federal Electricidad, the Mexican federal power authority. The line passes directly through the Palmarejo area, but is inadequate to supply the electricity requirements of mining and processing operations at Palmarejo without installation of a parallel line.
          There are a number of potential sources of water in the area, including groundwater and local streams that drain the project area, as well as the Chinipas River, which is located 12 kilometers west of the Palmarejo-Trogan Project.
          The Chihuahua-Pacifico railway connects Chihuahua with Los Mochis, located on Mexico’s western coast in the state of Sinaloa. Daily passenger and freight trains pass Temoris along this railway. The rail station at Temoris is 35 kilometers by gravel road from Palmarejo. Airstrips for light aircraft are located at Temoris and Chinipas.
          The terrain at the Palmarejo project area is characterized by steep-sided hills and V-shaped valleys, although sites for mining infrastructures such as a mill should not pose a significant problem. Dumps and tailings will likely need to be placed within the upper reaches of drainage valleys, which would require the construction of a retention dam(s).
          The Palmarejo project is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest-trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau. This volcanic plateau is deeply incised in the Palmarejo project area, locally forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.
          The gold and silver deposits at the Palmarejo project, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits, and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest – southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit to a gold-rich basal portion, sometimes accompanied by base metal mineralization.

          The capital cost of the project, from the time the Company acquired it on December 21, 2007 to the commencement of commercial production, is currently estimated to be approximately $225 million. Based upon the original prefeasibility report, it is expected that the project will commence commercial production in the first half of 2009 and is expected to produce approximately 10 million ounces of silver and 110,000 ounces of gold annually at an average cash cost per silver ounce of ($1.40), including gold by-product credit. The Company is currently completing the final updated feasibility study, which is expected to be completed in the second quarter of 2008. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above.
          The Company has budgeted over $8.0 million for exploration at the Palmarejo District in 2008, its first year of exploration since completion of the acquisition, in an attempt to discover new silver and gold mineralization and define new ore reserves.
          Proven and probable ore reserves have not yet been established as of December 31, 2007. The Company is currently completing its final updated feasibility study, which is expected to be completed in the second quarter of 2008.
Year-end Mineralized Material – Palmarejo Project

2007
(1), (2), (3), (4)
Tons (000’s)	33,852
Ounces of silver per ton	4.44
Ounces of gold per ton	0.05

(1)	A cut-off grade of 0.023 ounces per ton Au equivalent (0.8 grams per tonne) was used to estimate mineralized material. Au equivalent = Au grade + (Ag grade/55). This is for the Palmarejo and La Patria deposits and the Guadalupe deposit to a depth of 150 meters. A cut off grade of 0.073 ounces per ton Au equivalent (2.5 grams per tonne) was applied to Guadalupe below 150 meters depth.

(2)	Mineralized material includes estimates for the Palmarejo, Guadalupe and La Patria zones prepared by Mine Development Associates (MDA) as of September 17, 2007.

(3)	The mineralized material estimates were based on information from 154,953 meters (508,370 feet) of core and reverse circulation drilling.

(4)	Mineralized material includes 17,747,000 tons grading 0.04 gold ounces per ton and 3.46 silver ounces per ton classified as additional Inferred Mineral Resources.
EXPLORATION AND DEVELOPMENT ACTIVITY
          Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania, Bolivia, and as of December 21, 2007, Mexico. Exploration and mine development expenditures of approximately $11.9 million, $9.5 million and $10.6 million were incurred by the Company in 2007, 2006 and 2005, respectively.
          US – Kensington/Jualin
          The Company possesses the right to develop the Jualin property, an exploratory property located adjacent to the Kensington Property. A combined total of 15,062 feet of drilling was completed in 2007 at Kensington, including 2,189 feet at the Falls-Diana leased, patented mining claims. The Company plans for an additional drilling program in 2008. The Company’s rights to use and develop the Jualin property are subject to an Amended Lease Agreement dated August 5, 2005 between Hyak Mining Company Inc. as Lessor and Coeur Alaska Inc. as Lessee which expires in August 2020 with provision for lease extension. Approximately $0.6 million was spent in exploration in 2007 on Jualin and Falls-Diana.

          Chile — Cerro Bayo Mine
          Coeur continued to have exploration success at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $2.9 million was spent in exploration, and $2.2 million was capitalized as reserve development during 2007. A total of nearly 204,000 feet of core drilling was completed during the year to discover new mineralization and define new ore reserves. The most significant result of this program was the discovery of five new silver-and gold-bearing veins near the Laguna Verde ore processing facility. The Company believes that there is potential to discover additional high grade veins within the entire Cerro Bayo district. The exploration budget for 2008 is $4.9 million.
          Argentina — Martha Mine
          In 2007, the Company’s exploration efforts consisted of mapping, sampling and over 72,200 feet of core drilling for a total expenditure of $2.8 million, of which $0.8 million was capitalized as reserve development. An ongoing drill program during 2008 is planned near the Martha mine totaling approximately $3.5 million to explore for additional high-grade veins and define new ore reserves.
          Argentina — Other Properties
          The Company also continued reconnaissance in Santa Cruz Province where its activities resulted in identification and acquisition of four new exploration-stage properties in 2006 believed to be prospective for silver and gold mineralization. These properties consist of the El Aguila, Sol de Mayo, Sascha and Joaquin. El Aguila and Sol del Mayo are controlled by private Argentine interest. The Company has the right to purchase both properties from the owners, who will retain a production royalty, after completion of staged work and payment obligations. Sascha and Joaquin are controlled by Mirasol Resources Ltd. a publicly-traded, Canadian exploration company. Coeur has the right to earn up to a 71% managing interest in a joint venture with Mirasol in return for staged work and payment obligations. In 2007 all four new properties were explored with mapping, sampling, geophysical surveys and core drilling. By property, core drilling amounted to the following subtotals: El Aguila – 6,729 feet, Sol de Mayo – 2,238 feet, Sascha – 12,221 feet, and Joaquin – 1,841 feet. In addition, the Company also conducted exploration at its wholly-owned Lejano and Cisne properties in west central Santa Cruz Province. At Cisne, a total of 2,595 core feet were drilled in the fourth quarter. Total exploration spending in 2007 on all these properties and reconnaissance activity to identify new properties in Argentina was $2.4 million and the Company plans to continue to map, sample and drill targets on its holdings in 2008 with a budget of $3.3 million.
          Tanzania, Africa
          During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Lake Victoria Gold Belt of Tanzania, Africa, and in 2005, 2006 and 2007 added the Saragurwa, Bismark and Pangea properties, respectively. Based on results from its annual exploration programs, four of the original ten concessions were not renewed. Except for Saragurwa, Bismark and Pangea, all properties are held 100% by a Tanzanian subsidiary of the Company. Saragurwa and Bismark are owned by separate private Tanzanian interests and Pangea is controlled by a Tanzanian subsidiary of Barrick Gold Company. Coeur Tanzania Ltd. has an option to acquire all three properties in return for staged work and payment commitments.
          In 2007, exploration work consisted of mapping, trenching, sampling and acquisition and interpretation of detailed ground geophysical data and core and reverse circulation drilling. In total 31,170 feet of drilling was completed in 2007. The majority of the drilling was completed at Kiziba Hill and Saragurwa which lie on the same belt of Archean-aged rocks, commonly termed “greenstone”, which host the Geita gold mine to the east.

Greenstones, a mixture of volcanic, sedimentary and intrusive rocks, are a major host to gold mineralization around the globe. Gold anomalies defined in trenches on the Bunda 1 property, to the northeast of the city of Mwanza, in 2006 were further explored this year.
          During 2007, the Company spent $2.1 million on exploration activities in Tanzania and expects to spend approximately $2.4 million in 2008.
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

	Year Ended December 31,
	2007		2006		2005
	High	Low	High	Low	High	Low
Silver	$15.67	$11.54	$14.93	$8.84	$9.11	$6.38
Gold	$841.10	$608.40	$725.00	$524.75	$536.50	$411.10

MARKETING
          The Company markets its metals products and concentrates primarily to bullion trading banks and third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 47%, 47% and 45% of total sales of metals in 2007, 2006 and 2005, respectively, and sales of metal concentrates to third party smelters amounted to approximately 53%, 53% and 55% of total metal sales in 2007, 2006 and 2005, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the product and availability of alternative trading banks. In 2007, the Company had sales of concentrates to two third-party smelters, Met-Mex Penoles and Zinifex, which each constituted 10% or more of the Company’s total metal sales. A significant delay or disruption as the result of a disruption in the Company’s contracts could have a materially adverse effect on our operations if we were unable to locate an alternate smelter to treat our concentrates.
          The Company had no future silver or gold production hedged at December 31, 2007 and has no plans to hedge in the future. Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Silver has been sold at spot prices prevailing at the time of sale.
GOVERNMENT REGULATION
General
          The Company’s commitment to environmental responsibility has been recognized in 24 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the “Star” award granted on June 23, 1993 by the National Environmental Development Association, the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995 and in March 2004 the Habitat Restoration Award from the Nevada Division of Wildlife for developing habitat at the Rochester mine. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award. In 2006, the Company’s Kensington Gold Project was awarded the prestigious 2006 Hardrock Mineral Community Outreach and Economic Security Award presented by the U.S. Bureau of Land Management (“BLM”) in recognition of responsible mineral resource development while demonstrating an understanding of sustainable development.

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
          For the years ended December 31, 2007, 2006 and 2005, the Company expended $5.2 million, $5.6 million and $4.9 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.0 million for that purpose in 2008. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.
Federal Environmental Laws
          Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s and Alaska’s air pollution statutes implementing the Clean Air Act.
Proposed Mining Legislation
          Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872, as amended, under which the Company holds unpatented mining claims on federal lands. A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. It is possible that the Mining Law may be amended or be replaced by more onerous legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. Most recently, in late 2007, the U.S. House of Representatives passed a “Hardrock Mining and Reclamation Act of 2007.”  The bill contains new proposed royalties on gross revenues for new and existing mining operations on public lands, among other provisions.  The ultimate content of the proposed legislation, if enacted, is uncertain.  If a royalty on unpatented mining claims were to be imposed under any ultimately enacted law, the Company’s operations could be adversely affected, although the majority of the Company’s operations are either outside of the United States or on private patented lands and unaffected by potential legislation. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands.

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
Foreign Government Regulations
          The mining properties of the Company that are located in Chile and Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. A recently established State Council for the Environment (“CODEMA”) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Chile and Argentina.
          The Republic of Bolivia, where the San Bartolomé project is located, and the country of Mexico, where the Palmarejo project is located, have adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to build and operate the San Bartolomé mine and the Palmarejo mine.
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

Maintenance of Claims
          United States
          At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law, it is necessary to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $125 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition.
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
          Bolivia
          The Bolivian national mining company, Corporación Minera de Bolivia (“Comibol”), is the underlying owner of all of the mining rights relating to the San Bartolomé project, with the exception of the Thuru property, which is owned by the Cooperativa Reserva Fiscal, a local miners cooperative. Comibol’s ownership derives from the Supreme Decree 3196 in October 1952, when the government nationalized most of the mines in Potosí. Comibol has leased the mining rights for the surface sucu or pallaco gravel deposits to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Manquiri through a series of “joint venture” contracts with Manquiri. In addition to those agreements with the cooperatives, Coeur, through its subsidiary Manquiri, holds additional mining rights under lease agreements with Comibol. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project.

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
     Mexico
     In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy (Secretaría de Economía) of the Federal Government, or previously granted concession rights assigned, and both recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed at villages, dams, channels, general communications ways, submarine shelf of islands, islets and reefs, marine beds and subsoil, federal maritime-terrestrial zones, etc. Reports have to be filed with the Bureau in May of each year evidencing previous calendar year mining works. Generally nominal biannual mining duties are payable in January and August of each year, however lack of said duties payment may cause cancellation of the concessions. Upon any expiration or cancellation of the concession, the Company must fulfill certain obligations such as refraining from withdrawal permanent works of fortification, providing certain technical reports, and other required actions mandated by the Bureau.
EMPLOYEES
     The number of full-time employees at December 31, 2007 of Coeur d’Alene Mines Corporation and its subsidiaries was:

United States Corporate Staff and Office	37
Rochester Mine	42
Kensington Project	80
South American Corporate Offices	18
South American Exploration	52
Cerro Bayo Mine/Chile (1)	502
Mina Martha/Argentina (1)	163
San Bartolomé Project/Bolivia	79
Palmarejo Project/Mexico	69
Australia	1
Tanzania	4

Total	1,047

(1)	The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2008. Additionally, certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007; this Bolivian labor agreement does not have a fixed term. As of December 31, 2007, the Company had approximately 44% of its worldwide labor force covered by collective bargaining agreements.

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
     Federal District Court of Alaska Permit Challenge
     On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.

     On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
     On May 22, 2007 the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc. On November 14, 2007 the Ninth Circuit granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska, filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. The Company cannot now predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted.
     The Company has identified a potential alternate tailings site and is engaged in discussions with government officials in addition to pursuing its appeal to the Supreme Court of the United States. Coeur cannot predict the potential for obtaining a Supreme Court appeal or if one is granted, if it will prevail upon appeal. No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.
     This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company has identified an alternate site which it believes can be permitted and has submitted a modified plan to the USFS. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of December 31, 2007, the carrying value of the Kensington project’s long-lived assets was $298.2 million.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of shareholders of the Company was convened and adjourned (due to lack of a quorum) on December 3, 2007, and, reconvened on December 7, 2007 (at which time a quorum was present or represented by proxy). Of the Company’s total 278,465,840 shares of common stock outstanding on October 19, 2007 (the record date), 143,826,056 shares (or 51.65% of the outstanding shares of common stock) were represented in person or by proxy at the special meeting.
     The first proposal was a proposal to amend and restate the Company’s articles of incorporation to increase the authorized number of shares of the Company’s common stock from 500,000,000 to 750,000,000. The proposal was approved by the holders of more than the required majority of the shares voting at the meeting by a vote of 126,966,199 shares for, 11,569,155 shares against with 5,290,702 shares abstaining.
     The second proposal was the proposed issuance of new shares of the Company’s common stock to Bolnisi Gold NL shareholders in connection with the combination of Bolnisi with the Company, and the proposed issuance of new shares of the Company’s common stock to Palmarejo Silver and Gold Corporation shareholders in connection with the combination of the Company and Palmarejo. The proposal was approved by the holders of more than the required majority of the outstanding shares of common stock by a vote of 127,482,674 shares for, 11,034,944 shares against with 5,308,438 shares abstaining.
     The third and last proposal was a proposal to approve the adjournment or postponement of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt any of the foregoing proposals. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting by a vote of 123,865,808 shares for, 14,149,841 shares against with 5,810,407 shares abstaining.
Item 4A. Executive Officers of the Registrant.
     The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since
Dennis E. Wheeler	65	Chairman of the Board	1992
		Chief Executive Officer and President	1986
James A. Sabala	53	Executive Vice President and Chief Financial Officer	2003
Richard M. Weston	56	Senior Vice President, Operations	2006
James K. Duff	62	President, South American Operations	2005
Donald J. Birak	54	Senior Vice President, Exploration	2004
Alan L. Wilder	59	Senior Vice President, Project Development	2004
Mitchell J. Krebs	36	Senior Vice President, Corporate Development	2003
Kelli C. Kast	41	Vice President, General Counsel and Corporate Secretary	2005
Luke J. Russell	52	Vice President, Environmental Services	2005
Tom T. Angelos	52	Vice President, Controller and Chief Accounting Officer	2004
Larry A. Nelson	55	Vice President, Human Resources	2008
Carolyn S. Turner	39	Treasurer	2008

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
Richard M. Weston was appointed Senior Vice President – Operations in May, 2007. Prior to that Mr. Weston served as Senior Vice President and Managing Director of Coeur Australia Pty. Limited and Vice President of South American Operations in December 2006. Prior thereto, he served as Senior Vice President and Managing Director of Coeur Australia from February 2006 to December 2006. Prior to that, Mr. Weston was employed with Barrick Australia from January 2003 to February 2006 as General Manager of Cowal Gold Project and Rio Tinto Australia from December 2000 to November 2002 as General Manager of the ERA and Jabiluka mines.
James K. Duff was appointed President South American Operations September of 2005. Prior to that Mr. Duff served as President of Empresa Manquiri SA from June 2005 to September 2005. Prior to that he was employed as an independent contractor by Coeur from November 2002 to June 2005 and prior to that he was employed from March 1990 to November 2002 as Vice President Business Development for Coeur d’Alene Mines.
Donald J. Birak was appointed as Senior Vice President – Exploration of Coeur in January 2004. Prior to that, Mr. Birak was employed with AngloGold North America, Inc. from March 1999 to January 20, 2004, as Vice President – Exploration and as Vice President of Exploration for Independence Mining Company Inc from 1995 to 1999.
Alan L. Wilder was appointed Senior Vice President, Project Development in July 2004. Prior to that Mr. Wilder was an independent consultant from July 2002 to July 2004 for Glamis Gold and Coeur d’Alene Mines Corporation. Prior thereto, he was Project Manager for BHP Tintaya from February 2000 to June 2002 and from 1999 to 2000 he was an independent consultant for the mining industry.
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
Larry A. Nelson was appointed Vice President Human Resources in January 2008. Prior to that, Mr. Nelson served as Director Human Resources from 2005 to 2008. Mr. Nelson held the position of Human Resources Manager at Coeur Silver Valley from 1996 to 2005. Prior to that, he was employed in corporate and site human resource positions within the mining industry since 1977.
Carolyn S. Turner was appointed Treasurer in January 2008. Prior to that, Ms. Turner served as Assistant Treasurer from 2006 to 2008. Ms. Turner served as Director of Budgeting and Forecasting from 2005 to 2006 and from 1996 to 2005 held various positions at Coeur Silver Valley, most recently as Administrative Manager.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”), the Toronto Stock Exchange (“TSX”) and the Australian Stock Exchange (“ASX”). The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	High	Low
2006
First Quarter	$6.71	$4.11
Second Quarter	$7.37	$3.95
Third Quarter	$5.75	$4.41
Fourth Quarter	$5.45	$4.35
2007
First Quarter	$4.80	$3.95
Second Quarter	$4.32	$3.51
Third Quarter	$4.22	$3.25
Fourth Quarter	$4.94	$3.62
2008
First Quarter (through February 12, 2008)	$5.06	$4.20

     The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.
     At February 12, 2008, there were 4,698 record holders of the Company’s outstanding Common Stock.
     On December 21, 2007 the Company, Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) completed the transactions whereby Coeur acquired all the shares of Bolnisi and Palmarejo in exchange for approximately 272 million new shares of the Company’s common stock and cash. Bolnisi shareholders received 0.682 shares of Coeur common stock for each Bolnisi share they owned (or, at the election of the Bolnisi shareholder, CHESS Depositary interests representing Coeur shares) and Palmarejo shareholders (other than Bolnisi) received 2.715 Coeur shares for each Palmarejo share they owned. The Coeur shares issued were not registered under the Securities Act of 1933 in reliance on Section 3(a)(10) thereof, as the shares issued to Bolnisi shareholders were issued pursuant to a scheme of arrangement that was approved by the Federal Court of Australia, and the shares issued to Palmarejo shareholders were issued pursuant to a plan of arrangement that was approved by the Ontario Superior Court of Justice.
     The Company made no repurchases of its common stock during the year ended December 31, 2007.
     Equity Compensation Plan Information
     The following table sets forth information as of December 31, 2007 regarding the Company’s equity compensation plans.

Number of shares remaining
	Number of shares to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,281,595	$3.42	4,875,261
Equity compensation plans not approved by security holders	—	—	—

Total	2,281,595	$3.42	4,875,261

STOCK PERFORMANCE CHART
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX
     The following chart compares our cumulative total shareholder return for the five years ended December 31, 2007 with (i) the S&P 500 Index, which is a performance indicator of the overall stock market, and (ii) a peer group determined by us.
     Comparison of Five-Year Cumulative Total Return Coeur d’Alene Mines Corporation, S&P 500, and Coeur d’Alene Mines Comparator Group.

	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	2002	2003	2004	2005	2006	2007
Coeur d’Alene Mines Corporation Common Stock	100.00	301.04	204.68	208.34	257.82	257.29
S&P 500 Index	100.00	128.68	142.67	149.65	173.28	182.67
Peer Group Index**	100.00	123.37	117.98	155.14	221.81	266.80

Assumes $100 invested on January 1, 2003, in our common stock, S&P 500 Index and the peer group index.

*	Total return assumes reinvestment of dividends.

**	The issuers of common stock included in the peer group in 2007 are Agnico Eagle Mines, Goldcorp, Hecla Mining Co., IAM Gold, Kinross Gold Corp., Northgate Minerals, Pan American Silver Corp. and Stillwater Mining Co. (Bema Gold was dropped due to mergers and acquisitions, Centerra was dropped due to the fact that it no longer trades on any U.S. stock exchange and Yamana Gold was added.) The issuers of common stock included in the peer group in 2006 are Agnico Eagle Mines, Bema Gold, Centerra Gold, Goldcorp, Hecla Mining Co., IAM Gold, Kinross Gold Corp., Meridian Gold, Inc., Northgate Minerals, Pan American Silver Corp. and Stillwater Mining Co.

Item 6. Selected Financial Data
     The following table summarizes certain selected consolidated financial data with respect to the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Sales of metal	$215,319	$216,573	$156,284	$109,047	$93,620

Costs and expenses:
Production costs applicable to sales	117,025	92,378	88,232	63,715	64,970
Depreciation and depletion	20,984	26,772	18,889	16,833	15,107
Administrative and general	23,875	19,369	20,624	17,499	12,264
Exploration	11,941	9,474	10,553	8,031	4,277
Litigation settlement	507	2,365	1,600	—	—
Pre-development	—	—	6,057	11,449	1,967
Other holding costs	—	—	—	—	4,478

Total costs and expenses	174,332	150,358	145,955	117,527	103,063

Operating income (loss)	40,987	66,215	10,329	(8,480)	(9,443)

Other income (expense)
Interest and other income	18,195	18,654	8,385	3,165	2,064
Interest expense, net	(365)	(1,224)	(2,485)	(2,831)	(12,851)
Merger expenses	—	—	—	(15,675)	—
Loss on early retirement of debt	—	—	—	—	(41,564)

Total other income (expense)	17,830	17,430	5,900	(15,341)	(52,351)

Income (loss) from continuing operations before income taxes	58,817	83,645	16,229	(23,821)	(61,794)
Income tax (provision) benefit	(14,927)	(8,226)	(1,483)	5,785	7

Income (loss) from continuing operations	43,890	75,419	14,746	(18,036)	(61,787)
Income (loss) from discontinued operations	—	1,935	(4,195)	1,178	(2,139)
Gain on sale of net assets of discontinued operation	—	11,132	—	—	—
Cumulative effect of accounting change	—	—	—	—	(2,306)

Net income (loss)	$43,890	$88,486	$10,551	$(16,858)	$(66,232)

Other comprehensive income (loss)	86	2,391	447	(908)	(556)

Comprehensive income (loss)	$43,976	$90,877	$10,998	$(17,766)	$(66,788)

Basic and Diluted Income (Loss) Per Share Data:
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$0.15	$0.28	$0.06	$(0.08)	$(0.37)
Income (loss) from discontinued operations	—	0.05	(0.02)	0.00	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$0.15	$0.33	$0.04	$(0.08)	$(0.39)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$0.14	$0.26	$0.06	$(0.08)	$(0.37)
Income (loss) from discontinued operations	—	0.04	(0.02)	0.00	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$0.14	$0.30	$0.04	$(0.08)	$(0.39)

Weighted average number of shares of common stock
Basic	285,972	271,357	242,915	215,969	168,186

Diluted	310,524	296,082	243,683	215,969	168,186

Balance Sheet Data: (1)
Total assets	$2,651,694	$849,626	$594,816	$525,777	$259,467
Working capital	$152,390	$383,082	$281,977	$345,894	$96,994
Long-term liabilities	$812,650	$210,117	$206,921	$198,873	$29,461
Shareholders’ equity	$1,727,367	$580,994	$341,553	$293,454	$197,478

(1)	On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines which are operated by others, constituted the Company’s principal sources of mining revenues in 2007.
Critical Accounting Policies and Estimates
     Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable ore reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; and valuation allowances for deferred tax assets. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition. Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market, an active and freely traded commodity market for both gold and silver in an identical form to the product sold.
     Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotation period, typically one to three months, after the shipment date based on metal market prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third party smelting and refining costs are recorded as a reduction of revenue.
     At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,300 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,800. At December 31, 2006, the Company had outstanding provisionally priced sales of $74.5 million consisting of 4.6 million ounces of silver and 29,577 ounces of gold, which had a fair value of approximately $75.6 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $45,700 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $29,600.
Ore Reserve Estimates. The preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable ore reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of ore reserves, including many factors beyond our control. Ore reserve estimates are based upon geologic and engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use ore reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating possible mine asset impairments.

     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of capitalized mineral property costs. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs such as deferred stripping. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any impairments during the years ended December 31, 2007, 2006 and 2005.
     We depreciate our property, plant and equipment, mining properties and mine development costs using the units-of-production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because the 1) determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves; and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.
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

     Our reported inventories include metals estimated to be contained in the ore on the leach pads of $50.9 million as of December 31, 2007. Of this amount, $25.9 million is reported as a current asset and $25.0 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.
     The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of 61.5% for silver and 93% for gold is estimated to be between 5 and 10 years. In August 2007, the Company terminated mining and crushing operations as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2011. The Company has announced that it may consider the sale of the property during 2008.
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

     If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$1.68	$2.78	$3.55	$0.82	$1.49	$2.04
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(2.93)	$(9.30)	$(33.77)	$(1.04)	$(2.38)	$(4.21)
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
Operating Statistics and Ore Reserve Estimates
     The Company’s total production from continuing operations in 2007 was 11.5 million ounces of silver and 92,014 ounces of gold, compared to 12.8 million ounces of silver and 116,254 ounces of gold in 2006. Total estimated proven and probable reserves at December 31, 2007 were approximately 216.0 million ounces of silver and 1.5 million ounces of gold, compared to silver and gold ore reserves at December 31, 2006 of approximately 216.5 million ounces and 1.5 million ounces, respectively.

     The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2007:

	Proven and Probable Ore Reserves (1)					Mineralized Material
		Grade	Grade	Ounces Ag	Ounces Au		Grade	Grade
	Tons (000’s)	Ag oz/t	Au oz/t	(000’s)	(000’s)	Tons (000’s)	Ag oz/t	Au oz/t
Rochester	—	—	—	—	—	32,664	0.85	0.01
Cerro Bayo	782	9.26	0.14	7,234	112	2,865	9.28	0.14
Mina Martha	154	53.97	0.07	8,293	11	165	32.75	0.04
Endeavor (2)	19,731	1.52	—	29,926	—	12,291	2.44	—
Broken Hill (2)	12,394	1.45	—	17,931	—	9,844	3.82	—
San Bartolomé	42,043	3.64	—	153,003	—	15,816	2.21	—
Kensington	4,419	—	0.31	—	1,352	4,320	—	0.20
Palmarejo	—	—	—	—	—	33,852	4.44	0.05

Total tons	79,523			216,387	1,475

		Ag oz/t	Au oz/t		Ag oz/t	Au oz/t
Summary by metal:	Total tons (000’s)	(Wt. Avg.)	(Wt. Avg.)	Total tons (000’s)	(Wt. Avg.)	(Wt. Avg.)
Silver	75,104	2.88	—	107,495	2.91	—
Gold	5,354	—	0.28	73,865	—	0.04

(1)	Using silver price of $11.00 and gold price of $600, except for Endeavor which uses a $15.00 silver price, Broken Hill which uses a $13.50 silver price and Kensington which uses a gold price of $550.

(2)	Ore reserves are provided by the operator as of June 30, 2007, the end of the operator’s most recent fiscal year. These totals do not include additions or depletions through December 31, 2007.
The ore reserves at December 31, 2007 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at mines operated by the Company at different pricing ranges.
Proven and Probable Ore Reserve Sensitivity to Prices

	Per ounce	Per ounce		(000’s)	(000’s)
	Silver Price	Gold Price	Tons (000’s)	Ounces Ag	Ounces Au
Cerro Bayo	$10	$550	625	6,235	97
	$11	$600	782	7,234	112
	$12	$650	839	7,739	117
	$13	$600	895	8,126	120
Mina Martha	$10	$550	148	8,200	10
	$11	$600	154	8,293	11
	$12	$650	160	8,377	11
	$13	$700	164	8,434	11
San Bartolomé	$10		36,967	142,060	—
	$11		42,043	153,003	—
	$12		48,331	165,413	—
	$13		52,783	173,135	—
Kensington		$510	4,102	—	1,294
		$550	4,419	—	1,352
		$600	4,594	—	1,380

     The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2007	2006	2005
Rochester
Tons processed	5,060,678	10,399,416	9,327,180
Ore grade/Ag oz	0.65	0.74	0.91
Ore grade/Au oz	0.01	0.01	0.01
Recovery/Ag oz (A)	141.4%	65.9%	67.5%
Recovery/Au oz (A)	167.6%	68.9%	76.2%
Silver production ounces	4,614,780	5,113,504	5,720,489
Gold production ounces	50,408	71,891	70,298
Cash cost/oz	$1.52	$2.80	$4.82
Total cost/oz	$3.82	$5.84	$6.66
Cerro Bayo
Tons milled	387,378	428,346	403,695
Ore grade/Ag oz	4.68	5.76	7.52
Ore grade/Au oz	0.11	0.10	0.16
Recovery/Ag oz	94.4%	94.5%	94.7%
Recovery/Au oz	92.2%	93.0%	92.8%
Silver production ounces	1,709,830	2,331,060	2,875,047
Gold production ounces	37,479	40,923	61,058
Cash cost/oz	$8.22	$3.04	$0.54
Total cost/oz	$11.82	$5.46	$2.30
Martha Mine
Tons milled	37,047	35,843	35,293
Ore grade/Ag oz	78.10	79.93	62.53
Ore grade/Au oz	0.12	0.10	0.08
Recovery/Ag oz	95.0%	94.7%	94.9%
Recovery/Au oz	92.7%	92.5%	92.9%
Silver production ounces	2,748,705	2,712,846	2,093,464
Gold production ounces	4,127	3,440	2,589
Cash cost/oz	$6.27	$4.88	$4.60
Total cost/oz	$6.78	$5.36	$5.01
Endeavor (B)
Tons milled	1,146,857	750,115	463,129
Ore grade/Ag oz	1.40	1.01	1.52
Recovery/Ag oz	48.0%	63.5%	45.0%
Silver production ounces	772,609	481,991	316,169
Cash cost/oz	$2.67	$2.85	$2.05
Total cost/oz	$3.65	$3.87	$3.35
Broken Hill (B)
Tons milled	1,646,203	2,288,355	667,140
Ore grade/Ag oz	1.19	1.28	1.31
Recovery/Ag oz	83.6%	74.2%	75.4%
Silver production ounces	1,642,205	2,174,585	657,093
Cash cost/oz	$3.18	$3.09	$2.72
Total cost/oz	$5.04	$5.44	$5.47
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	11,488,129	12,813,986	11,662,262
Gold ounces	92,014	116,254	133,945
Cash cost per oz/silver	$3.97	$3.33	$3.53
Total cost/oz	$5.88	$5.53	$5.13
CONSOLIDATED SALES TOTALS (C)
Silver ounces sold	11,506,560	12,841,634	12,579,634
Gold ounces sold	94,284	116,400	146,749
Realized price per silver ounce	$13.59	$12.03	$7.47
Realized price per gold ounce	$700	$623	$452

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently expected to continue through 2011. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad. In August 2007, mining and crushing activities were terminated as ore reserves were fully mined.

(B)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.
“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis.
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
Operating Statistics From Discontinued Operation
     The following table presents information for Coeur Silver Valley which was sold on June 1, 2006:

	Year Ended December 31,
	2006	2005
Silver Valley/Galena
Tons milled	52,876	128,502
Ore grade/Silver oz	15.15	16.53
Recovery/Silver oz	96.0%	97.0%
Silver production ounces	768,674	2,060,338
Cash cost/oz	$9.75	$8.37
Total cost/oz	$10.64	$9.34
Gold production	180	282
     The production figures at the Galena mine reflect the five-month period ending May 31, 2006 and therefore are not comparable to the year ended December 31, 2005. Silver production during the period of Coeur’s ownership of the Galena mine in 2006 amounted to 768,674 ounces. Silver production for the year ended December 31, 2005 was 2,060,338 ounces. Total cash costs per ounce were $9.75 during the five-month period ending May 31, 2006. Total cash costs per ounce were $8.37 for the year ended December 31, 2005. The lower production and higher costs per ounce for the periods presented are due to lower than expected production grades as mine operations adjusted to changing geologic ground conditions and ultimately the sale of Coeur Silver Valley on June 1, 2006.
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
     Production costs applicable to sales including depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the production costs applicable to sales and depreciation, depletion and amortization for our mines as set forth in the tables below is included in our Consolidated Statements of Operations and Comprehensive Income.
Year Ended December 31, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	4,614,780	1,709,830	2,748,705	772,609	1,642,205	11,488,129
Cash costs per ounce	$1.52	$8.22	$6.27	$2.67	$3.18	$3.97

Total Cash Costs (Non-GAAP)	$7,035	$14,055	$17,245	$2,064	$5,228	$45,627
Add/Subtract:
Third party smelting costs	—	(3,603)	(2,112)	(1,347)	(2,006)	(9,068)
By-product credit (2)	34,664	26,199	2,889	—	—	63,752
Other adjustment	1,926	—	—	—	—	1,926
Change in inventory	16,738	(1,701)	(146)	(172)	69	14,788
Depreciation, depletion and amortization	8,697	6,155	1,383	755	3,055	20,045

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$69,060	$41,105	$19,259	$1,300	$6,346	$137,070

Year Ended December 31, 2006
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	5,113,504	2,331,060	2,712,846	481,991	2,174,585	12,813,986
Cash costs per ounce	$2.80	$3.04	$4.88	$2.85	$3.09	$3.33

Total Cash Costs (Non-GAAP)	$14,299	$7,089	$13,240	$1,373	$6,712	$42,713
Add/Subtract:
Third party smelting costs	—	(3,475)	(1,853)	(948)	(2,620)	(8,896)
By-product credit (2)	43,697	24,861	2,079	—	—	70,637
Other adjustment	1,803	—	—	—	—	1,803
Change in inventory	(12,489)	(1,105)	(518)	(39)	272	(13,879)
Depreciation, depletion and amortization	13,745	5,638	1,297	490	5,120	26,290

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$61,055	$33,008	$14,245	$876	$9,484	$118,668

Year Ended December 31, 2005
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor (1)	Broken Hill (1)	Total
Production of silver (ounces)	5,720,489	2,875,047	2,093,464	316,169	657,093	11,662,262
Cash costs per ounce	$4.82	$0.54	$4.60	$2.05	$2.72	$3.53

Total cash costs (Non-GAAP)	$27,575	$1,542	$9,637	$648	$1,790	$41,192
Add/Subtract:
Third party smelting costs	—	(2,783)	(1,165)	(370)	(570)	(4,888)
By-product credit (2)	31,601	27,114	1,152	—	—	59,867
Other adjustment	140	—	—	—	—	140
Change in inventory	(14,769)	7,421	(328)	—	(403)	(8,079)
Depreciation, depletion and amortization	10,402	5,064	843	411	1,807	18,527

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$54,949	$38,358	$10,139	$689	$2,624	$106,759

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note D):

Coeur Silver Valley/Galena	2006 (3)	2005
Production of silver (ounces)	768,674	2,060,338
Cash costs per ounce	$9.75	$8.37

Total Cash Costs (Non-GAAP)	$7,498	$17,248
Add/Subtract:
Third party smelting costs	(1,464)	(3,091)
By-product credit (2)	1,473	2,722
Change in inventory	726	(181)
Depreciation, depletion and amortization	681	1,996

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$8,914	$18,694

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.

(2)	By-product credits are based upon production units and the period’s average metal price for purposes of reporting cash costs per ounce.

(3)	Amounts represent five months ended May 31, 2006.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Revenues
     Sales of metal from continuing operations in the year ended December 31, 2007 decreased by $1.3 million, or 1%, from the year ended December 31, 2006 to $215.3 million. The decrease in sales of metal was primarily due to a decrease in the quantity of silver and gold ounces sold during 2007, partially offset by increased metal prices realized. In 2007, the Company sold 11.6 million ounces of silver and 94,284 ounces of gold, compared to sales of 12.8 million ounces of silver and 116,400 ounces of gold in 2006. In the year ended December 31, 2007, the Company realized average silver and gold prices of $13.59 and $700, respectively, compared with realized average prices of $12.03 and $623, respectively, in the prior year.

     Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. In 2007, by-product revenues totaled $64.4 million compared to $68.8 million in 2006. The decrease is due to a decrease in the quantity of gold sold in 2007. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
     In the year ended December 31, 2007, the Company produced a total of 11.5 million ounces of silver and 92,014 ounces of gold compared to 12.8 million ounces of silver and 116,254 ounces of gold in 2006. The decrease in silver production in 2007, as compared to 2006, was primarily due to decreased production at the Rochester, Cerro Bayo and Broken Hill mines in 2007 as compared to 2006.
     Costs and Expenses
     Production costs applicable to sales from continuing operations for the year ended 2007 increased by $24.6 million, or 26.7%, from the same period of 2006 to $117.0 million.
     The increase in production costs applicable to sales for the year is primarily the result of higher costs per ounce allocated with the drawdown of heap leach inventory associated with historic ore production, which is recognized as expense as ounces are recovered from the leaching process and sold. In addition, the increase in production costs is attributable to higher costs of labor, fuel, power and other consumables at the Company’s other mine operations. In addition, during 2007, the Rochester mine recorded a $1.5 million expense associated with the cessation of mining and crushing activities and a $1.0 million expense associated with early termination of employees employed in mining and crushing activities.
     Depreciation and amortization decreased in the year ended December 31, 2007 by $5.8 million, or 21.6%, over the prior year, primarily due to decreased depreciation and depletion expense attributable to the Rochester mine due to the cessation of mining and crushing activities in August of 2007.
     Administrative and general expenses increased $4.5 million in 2007 compared to 2006 due primarily to compensation costs associated with the Company’s annual incentive plan, business development activities related to the Bolnisi and Palmarejo acquisitions and increases in other corporate expenses.
     Total exploration expenses were $11.9 million in 2007 compared to $9.5 million in 2006.
     Litigation settlement expenses decreased by $1.9 million in 2007 to $0.5 million. During 2006, the Company commenced payments pursuant to the Federal Natural Resource Settlement Decree dated May 14, 2001. Under the terms of the settlement, the Company was required to pay royalties on all of its domestic and foreign operating properties, up to a cumulative maximum of $3.0 million, amounting to a 2% net smelter royalty on silver production if the price of silver exceeds $6.50 per ounce, and a $5.00 per ounce royalty on gold production if the price of gold exceeds $325 per ounce. The royalty payment obligation commenced on May 14, 2006 and expires after May 14, 2021. The Company made its final payment to the U.S. government called for under the settlement agreement in the first quarter of 2007.
     Other Income and Expenses
     Interest and other income in the year ended December 31, 2007 decreased by $0.5 million compared with the year ended December 31, 2006. The increase was primarily due to an increase in gain on sale of assets of $1.9 million offset by a decrease in interest income due to lower levels of cash and short-term investments and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments.

     Income Taxes
     For the year ended December 31, 2007, the Company recorded an income tax provision of approximately $14.9 million compared to $8.2 million in 2006. The following table summarizes the components of the Company’s income tax provision for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Current:
United States — Alternative minimum tax	$(381)	$(900)
United States — Foreign withholding	(904)	(713)
Foreign — Argentina	(6,590)	(4,842)
Foreign — Australia	(4,898)	(4,673)
Deferred:
Foreign — Argentina	172	65
Foreign — Australia	(664)	(93)
Foreign — Chile	(1,662)	2,930

Income tax provision	$(14,927)	$(8,226)

     In 2007, due to higher metal prices, the Company recognized a current provision in the U.S. and all foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.9 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $2.2 million deferred tax provision in foreign jurisdictions for the recognition of the benefit of tax loss carryforwards in Chile net of the recognition of deferred taxes on taxable temporary differences in Argentina and Australia. During 2007, the Company recorded $1.1 million in income tax provisions resulting from its assessment of prior period tax contingencies across its various tax jurisdictions in connection with the adoption of FIN 48 effective January 1, 2007.
     In 2006, due to significantly higher metals prices, additional proven and probable reserves, and a full year of operation in Australia, the Company recognized a current provision in the U.S. and all foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. Finally, the Company recognized an additional $2.9 million deferred tax benefit in Chile as anticipated metals prices and projections of future pre-tax income are sufficient to utilize the remaining net operating loss carry-forwards in Chile.
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
     Costs and Expenses
     Production costs applicable to sales from continuing operations, for the year ended December 31, 2006, increased by $4.1 million, or 4.7%, from the same period of 2005 to $92.4 million. The increase in production costs applicable to sales for the year is primarily the result of production costs associated with the Endeavor and Broken Hill mines, in which the Company acquired the silver production and reserves on May 23, 2005 and September 8, 2005, respectively.
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

     Other Income and Expenses
     Interest and other income in the year ended December 31, 2006 increased by $11.5 million compared with the year ended December 31, 2005. The increase was primarily due to higher levels of invested cash and short-term investments on hand and higher interest rates earned on the Company’s cash, cash equivalents and short-term investments. Interest expense decreased $1.3 million in the year ended December 31, 2006 compared to 2005, due to increased capitalized interest expense associated with the higher capital expenditures at the Kensington and San Bartolomé development projects. Capitalized interest was $1.4 million in 2006 compared to $0.2 million in 2005.
     Income Taxes
     For the year ended December 31, 2006, the Company recorded an income tax provision of approximately $8.2 million compared to $1.5 million in 2005. The following table summarizes the components regarding the Company’s income tax (provision) benefit for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Current:
United States — Alternative minimum tax	$(900)	$212
United States — Foreign withholding	(713)	—
Foreign — Argentina	(4,842)	(66)
Foreign — Australia	(4,673)	—
Deferred:
Foreign — Argentina	65	929
Foreign — Australia	(93)	(404)
Foreign — Chile	2,930	(2,154)

Income tax provision	$(8,226)	$(1,483)

     In 2006, due to significantly higher metals prices, additional proven and probable reserves, and a full year of operation in Australia, the Company recognized a current provision in the U.S. and all foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. Finally, the Company recognized an additional $2.9 million deferred tax benefit in Chile as anticipated metals prices and projections of future pre-tax income are sufficient to utilize the remaining net operating loss carry-forwards in Chile.
     In 2005, the Company recognized a $0.2 million current U.S. benefit from the refund of prior year alternative minimum taxes, an estimated current provision in Argentina, and $0.9 million Argentina deferred tax benefit from the anticipated utilization of other deductible temporary differences. Further, the Company recognized a $0.4 million Australia deferred tax provision on originating temporary differences, and a $2.2 million Chile deferred tax provision related to the utilization of net operating loss carry-forwards for which deferred tax assets were previously recognized.
Results of Discontinued Operations
     On June 1, 2006, the Company completed the sale of 100% of the shares of Coeur Silver Valley Inc. to U.S. Silver Corporation for $15 million in cash. Pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Coeur Silver Valley has been classified as an asset held for sale and reported in discontinued operations for the years ended December 31, 2006 and 2005. The Company recognized a gain of approximately $11.1 million on the sale in 2006.

     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Sales of metal	$11,223	$16,052
Production costs applicable to sales	(8,233)	(16,698)
Depreciation and depletion	(681)	(1,996)
Mining exploration	(279)	(1,361)
Other	(95)	(192)

Income (loss) from discontinued operations, net of taxes	1,935	(4,195)
Gain on sale of net assets of discontinued operations	11,132	—

Net income (loss) for discontinued operations, net of taxes	$13,067	$(4,195)

Liquidity and Capital Resources
     Working Capital; Cash and Cash Equivalents
     The Company’s working capital at December 31, 2007 was approximately $152.4 million compared to $383.1 million at December 31, 2006. The ratio of current assets to current liabilities was 2.4 to 1 at December 31, 2007 compared to 7.5 to 1 at December 31, 2006.
     Net cash provided by operating activities in 2007 was $40.1 million compared with net cash provided by operating activities of $91.2 million in 2006 and $6.7 million in 2005. The changes were primarily a result of the following:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash collected from customers	$220,055	$212,102	$136,967
Cash paid to suppliers, employees, etc.	(195,377)	(139,417)	(134,321)
Interest received	15,589	17,674	9,620
Interest paid	(210)	(921)	(2,186)
Discontinued operations	—	1,792	(3,404)

Net cash provided by operating activities	$40,057	$91,230	$6,676

     A total of $211.5 million was used in investing activities in 2007 compared to $20.3 million used in 2006. The increase of $191.9 million used in investing activities is primarily due to an increase in capital expenditures related to the construction activities at the Kensington and San Bartolomé projects partially offset by net proceeds from sales of short-term investments.

     The Company’s financing activities used $0.6 million of cash during 2007 compared to net cash provided by financing activities of $144.9 million in 2006. The decrease is primarily due the sale of 27.6 million shares of common stock during the first quarter of 2006. Cash and cash equivalents decreased by $172.0 million in 2007 compared to an increase of $215.8 million in 2006.
     The Company believes its cash, cash equivalents and short-term investments and cash from operations will be adequate to meet its operating obligations during the next twelve months. However, the Company may invest as much as approximately $398 million in capital activities in 2008 including development of San Bartolomé, Kensington and Palmarejo in addition to sustaining capital. The Company may elect to defer some capital investment activities or to secure additional capital to ensure it maintains sufficient liquidity. In addition, if the Company decides to pursue additional mineral interests or acquisitions, additional equity issuances or financing may be necessary. There can be no assurances that such financing will be available when or if needed.
     The Company estimates approximately $119.7 million will be spent during 2008 on capital expenditures at its operating mines and development-stage properties.
     Acquisitions of Bolnisi and Palmarejo
     On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi Gold NL and Palmarejo Gold and Silver Corporation in exchange for a total of approximately 272 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and the assumption of liabilities of $0.7 billion. Coeur issued 0.682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 2.715 shares of Coeur common stock and C$0.004 in cash (or approximately US$0.1 million in the aggregate) for each Palmarejo common share. The total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.
     Palmarejo is engaged in the exploration and development of silver and gold properties located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo project.” The capital cost of the project, from the time the Company acquired it on December 21, 2007 to the commencement of commercial production, is currently estimated to be approximately $225 million. Based upon the original prefeasibility report, it is expected that the project will commence commercial production in the first half of 2009 and is expected to produce approximately 10 million ounces of silver and 110,000 ounces of gold annually at an average cash cost per silver ounce of ($1.40), including gold by-product credits. The Company is currently completing the final updated feasibility study, which is expected to be completed in the second quarter of 2008. No assurances can be made that the project will achieve its schedule and cost estimates discussed above.
     Capitalized Expenditures
     During 2007, the Company expended $1.6 million at the Rochester mine, $11.3 million at the Cerro Bayo mine, $16.4 million at the Martha mine, $2.1 million at the Endeavor mine, $0.2 million at the Broken Hill mine, $1.9 million for corporate and other activities, $100.2 million for the development of the San Bartolomé project and $92.3 million for construction and development activities at the Kensington project. During 2008, the Company plans to expend approximately $0.7 million for investment activities at the Rochester mine, $9.5 million at Cerro Bayo, $2.7 million at Martha, $24.0 million at the Kensington development property, $100.7 million at the San Bartolomé development property, $24.0 million at the Palmarejo development property and $4.4 million for corporate and other activities. In addition, the Company expects to expend approximately $26.3 million in 2008 related to the remaining obligation for the purchase of the Endeavor silver reserves.

     Debt and Capital Resources
     1 1/4% Convertible Senior Notes
     The $180.0 million principal amount of 1 1/4% Debentures due 2024 outstanding at December 31, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.
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
     The fair value of the debentures is determined by market transactions on or near December 31, 2007 and 2006, respectively. The fair value of the debentures, as of December 31, 2007 and 2006, was $156.6 million and $163.8 million, respectively.
     Bridging Debt Facility
     On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited (“MBL”) to fund further exploration and development of the Palmarejo silver/gold project, surrounding exploration areas and for working capital purposes. The credit facility was extended to June 30, 2008 and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of December 31, 2007, the Company has $20 million outstanding under the credit facility bearing an interest rate of 7.35%. Events of default under the credit facility include customary provisions for similar types of facilities.
     Bank Loan
     On August 30, 2007 (as amended on October 9, 2007), Palmarejo Gold entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset Backed Commercial Paper, to fund working capital requirements. The credit facility has been extended through May 31, 2008. As of December 31, 2007, an amount of $1.7 million has been drawn on the facility, which bears interest at prime less 1.50%. The Company is required to reduce the amount of the outstanding credit facility with any proceeds received from the sale of the Asset Backed Commercial Paper.
     Issuances of Common Stock
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

Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than		3-5	More Than
Contractual Obligations	Total	1 Year	1- 3 Years	Years	5 Years
Convertible debt (1)	$180,000	$—	$—	$—	$180,000
Interest on convertible debt	36,000	2,250	4,500	4,500	24,750
Capital lease (2)	39,196	11,554	15,731	11,911	—
Kensington Trust (3)	459	385	74	—	—
Hyak Mining Lease	9,468	231	462	3,462	5,313
Plahipo mining lease with COMIBOL	28,680	4,972	23,708	—	—
Reclamation and mine closure (4)	57,387	4,183	9,518	11,157	32,529
Severance (5)	4,081	407	90	811	2,773
Macquarie Bank line of credit (6)	20,029	20,029	—	—	—
National Bank of Canada line of credit (6)	1,728	1,728	—	—	—
Endeavor payment	26,301	26,301	—	—	—

Total	$403,329	$72,040	$54,083	$31,841	$245,365

(1)	The $180.0 million principal amount of 1 1/4% Debentures due 2024 outstanding at December 31, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

(2)	The Company has entered into various capital lease agreements for commitments principally over the next year.

(3)	Purchased obligation for the Kensington property in Alaska.

(4)	Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(5)	Severance amounts represent a termination benefit program at the Rochester mine as the mine approaches the end of mine life and accrued benefits for government mandated severance at the Cerro Bayo mine and San Bartolomé project.

(6)	In connection with the Bolnisi and Palmarejo acquisition, the Company assumed a credit facility with Macquarie Bank of Australia and a line of credit loan with the National Bank of Canada.
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

Environmental Compliance Expenditures
     For the years ended December 31, 2007, 2006, and 2005, the Company expended $5.2 million, $5.6 million and $4.9 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities.
     The Company estimates that environmental compliance expenditures during 2008 will be approximately $5.0 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Accounting Developments
     Recently Adopted Pronouncements
     Income Taxes
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2007.
     Recently Issued Pronouncements
     Fair Value Option
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
     Recent Developments
     Accounting for Convertible Debt Instruments
     On September 5, 2007, the FASB published FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing Accounting Principles Board (“APB”) Opinion No. 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. If the proposed FSP were to be adopted, the Company estimates that approximately $129.2 million of debt discount would be recorded and the effective interest rate on its 2024 1 1/4% notes would increase by approximately 9 percent for the non-cash amortization of the debt discount.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.
     The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company has historically sold silver and gold produced by our mines pursuant to forward contracts and at spot prices prevailing at the time of sale. Since 1999, the Company has not engaged in any silver hedging activities and is currently not engaged in any gold hedging activities.
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

     At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,300 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,800.
     The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During 2007 and 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 and 2008 at its Cerro Bayo mine. The contracts entered into in 2007 require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. At December 31, 2007 and 2006, the Company had foreign exchange contracts of $9.0 million and $4.8 million in U.S. dollars, respectively. For the years ended December 31, 2007 and 2006, the Company recorded a realized gain (loss) of approximately $0.4 million and $(0.4) million, respectively, in connection with its foreign currency hedging program. As of December 31, 2007, the fair value of the foreign exchange contracts was a liability of $0.1 million.
     All of the Company’s long-term debt at December 31, 2007, is fixed-rate based. The fair value of the Company’s long-term debt at December 31, 2007 was $156.6 million. The fair value was estimated based upon bond market closing prices near the balance sheet date.
Item 8. Financial Statements and Supplementary Data
     The financial statements required hereunder and contained herein are listed under Item 15(a)(1) below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2007.

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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.
     In accordance with SEC regulations, management’s above assessment of the effectiveness of internal control over financial reporting excludes Bolnisi Gold NL and Palmarejo Silver and Gold Corporation, which the Company acquired on December 21, 2007. The total assets of Bolnisi and Palmarejo at December 31, 2007, were approximately $1.8 billion of the Company’s total consolidated assets. The acquired businesses will be included in management’s assessment for the year ending December 31, 2008.
     The Company’s auditors, KPMG LLP (“KPMG”), have audited the Company’s internal control over financial reporting as of December 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KPMG’s attestation report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. KPMG’s attestation report on the Company’s internal control over financial reporting is included in the Company’s consolidated financial statements set forth elsewhere herein.

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
Consolidated Balance Sheets – December 31, 2007 and 2006.

Consolidated Statements of Operations and Comprehensive Income (Loss) – Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.
(b)	Exhibits: The following listed documents are filed as Exhibits to this report:

2	(a)		Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed May 4, 2007.)

2	(b)		Amending Agreement dated June 8, 2007 Relating to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2007.)

2	(c)	-	Second Amending Agreement dated June 22, 2007 Relating to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL, as amended on June 8, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2007.)

2	(d)	-	Deed Poll made by the Registrant in favor of Bolnisi shareholders dated May 3, 2007 (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

2	(e)	-	Conditional Extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 25, 2007.)

2	(f)	-	Third Amending Agreement dated October 23, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

2	(g)	-	Fourth Amending Agreement dated December 5, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2007.)

2	(h)	-	Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

2	(i)	-	Extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 25, 2007.)

2	(j)	-	Amendment dated October 23, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

2	(k)	-	Second Amendment dated December 4, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 10, 2007.)

3	(a)	-	Articles of Incorporation of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

3	(b)	-	Bylaws of the Registrant and amendments thereto. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2004.)

3	(c)	-	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3	(d)	-	Restated and Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Idaho effective September 13, 1999. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

3	(e)	-	Amendment to Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

3	(f)	-	Articles of Amendment, dated May 20, 2004, to the Restated and Amended Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.5 to the Form S-4 Registration Statement of Coeur d’ Alene Mines Holding Company and Coeur d’ Alene Canadian Acquisition Corporation filed on July 13, 2004 (file No. 333-117325).)

3	(g)	-	Certificate of Amendment to the Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Filed herewith.)

3	(h)	-	Amended and Restated Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Filed herewith.)

3	(i)	-	Articles of Amendment to the Restated and Amended Articles of Incorporation of the Registrant, dated December 7, 2007. (Filed herewith.)

3	(j)	-	Restated and Amended Articles of Incorporation of the Registrant, dated December 7, 2007. (Filed herewith.)

3	(k)	-	Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4	(a)	-	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174).)

4	(b)	-	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1 1/4% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 7, 2004.)

10	(a)	-	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10	(b)	-	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10	(c)	-	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

*	Management contract or compensatory plan.

10	(d)	-	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A relating to the registration of the Rights on the New York and Pacific Stock Exchanges.)

10	(e)	-	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.) *

10	(f)	-	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)*

10	(g)	-	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10	(h)	-	401(k) Plan of the Registrant. (Incorporated by reference to Exhibit 10 (pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994.)*

10	(i)	-	Form of severance/change in control agreements entered into by the Registrant with each of its executive officers (James A. Sabala – January 13, 2003). (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10	(j)	-	Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Incorporated by reference to Exhibit 10(jj) to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002).*

10	(k)	-	2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2003.) *

10	(l)	-	Silver Sale and Purchase Agreement, dated April 7, 2005, between CDE Australia Pty. Limited and Cobar Operations Pty. Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10	(m)	-	2005 Non-Employee Directors’ Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s proxy statement dated April 5, 2005).

*	Management contract or compensatory plan.

10	(n)	-	Amended and Restated Employment Agreement and Change in Control Agreement, effective July 1, 2005, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10	(o)	-	Employment Agreement, dated as of September 17, 2002, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)*

10	(p)	-	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10	(q)	-	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10	(r)	-	Employment Agreement and Change in Control Agreement, effective October 15, 2005, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10	(s)	-	Form of Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).*

10	(t)	-	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).*

10	(u)	-	Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2005).*

10	(v)	-	First Amendment to Employment to Agreement, effective March 30, 2006, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10	(w)	-	Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*	Management contract or compensatory plan.

10 (x)	-	Employment Agreement, dated July 31, 2006, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10 (y)	-	Amendment, dated July 31, 2006, to Employment Agreement between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10 (z)	-	Amendment, dated July 31, 2006, to Employment Agreement between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)*

10(aa)	-	Second Amendment to Employment Agreement, dated July 31, 2007, to employment agreement dated July 1, 2005, as amended on July 31, 2006, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)*

10(bb)	-	Second Amendment to Employment Agreement, dated May 2, 2007, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007.)*

10(cc)	-	Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited. (Filed herewith.)

10(dd)	-	Amended and Restated Employment Agreement and Change in Control Agreement, effective July 1, 2005, between the Registrant and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10(ee)	-	First Amendment to Employment Agreement, effective July 31, 2006, between the Registrant and Mitchell J. Krebs. (Filed herewith.)*

10(ff)	-	Second Amendment to Employment Agreement, effective July 31, 2007, between the Registrant and Mitchell J. Krebs. (Filed herewith.)*

10(gg)	-	Amended and Restated Employment Agreement and Change in Control Agreement, effective July 1, 2005, between the Registrant and Harry F. Cougher (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10(hh)	-	First Amendment to Employment Agreement, effective July 31, 2006, between the Registrant and Harry F. Cougher. (Filed herewith.)*

10(ii)	-	Employment Agreement, dated as of February 13, 2006, between CDE Australia Pty Ltd and Richard M. Weston. (Filed herewith.)*

*	Management contract or compensatory plan.

10(jj)		-	First Amendment to Employment Agreement, effective as of July 31, 2006, between the Registrant and Richard M. Weston. (Filed herewith.)*

10(kk)		-	Second Amendment to Employment Agreement, effective as of July 31, 2007, between the Registrant and Richard M. Weston. (Filed herewith.)*

10(ll)		-	First Amendment to Employment Agreement, dated February 6, 2008, between the Registrant and Alan L. Wilder. (Filed herewith.)*

21		-	List of subsidiaries of the Registrant. (Filed herewith.)

23		-	Consent of KPMG LLP (Filed herewith.)

31.1		-	Certification of the CEO (Filed herewith.)

31.2		-	Certification of the CFO (Filed herewith.)

32.1		-	CEO Section 1350 Certification (Filed herewith.)

32.2		-	CFO Section 1350 Certification (Filed herewith.)

99	(a)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Kenneth M. Phillips (Incorporated herein by reference to Exhibit 99.1(a) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(b)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Altinova Nominees Pty Ltd (Incorporated herein by reference to Exhibit 99.1(b) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(c)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Dragonlyn Pty Ltd (Incorporated herein by reference to Exhibit 99.1(c) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(d)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd (Incorporated herein by reference to Exhibit 99.1(d) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(e)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Promin Mining Services Pty Limited (Incorporated herein by reference to Exhibit 99.1(e) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(f)	-	Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Pty Limited (Incorporated herein by reference to Exhibit 99.1(f) to the Registrant’s Current Report on Form 8-K filed May 4, 2007.)

99	(g)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Kenneth M. Phillips. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed September 25, 2007.)

*	Management contract or compensatory plan.

99	(h)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Altinova Nominees Pty Ltd. (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed September 25, 2007.)

99	(i)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Dragonlyn Pty Ltd. (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed September 25, 2007.)

99	(j)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd. (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Form 8-K filed September 25, 2007.)

99	(k)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Promin Mining Services Pty Ltd. (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Form 8-K filed September 25, 2007.)

99	(l)	-	Amendments dated September 24, 2007 to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd. (Incorporated herein by reference to Exhibit 99.6 to the Registrant’s Form 8-K filed September 25, 2007.)

99	(m)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Kenneth M. Phillips, as amended to date (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

99	(n)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Altinova Nominees Pty Ltd, as amended to date (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

99	(o)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Dragonlyn Pty Ltd, as amended to date (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

99	(p)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Consultants Pty Ltd, as amended to date (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

99	(q)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Promin Mining Services Pty Limited, as amended to date (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)

99	(r)	-	Amending Agreement dated October 23, 2007 relating to Option Deed dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Rosignol Pty Limited, as amended to date (Incorporated herein by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed October 29, 2007.)
(c)	Independent auditors’ reports are included herein as follows:

Report of KPMG LLP as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation (Registrant)
Date: February 29, 2008	By:	/s/ Dennis E. Wheeler
Dennis E. Wheeler
(Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler	Chairman, President, Chief Executive Officer	February 29, 2008
Dennis E. Wheeler	and Director

/s/ James A. Sabala James A. Sabala	Executive Vice President and Chief Financial Officer	February 29, 2008

/s/ Tom T. Angelos Tom T. Angelos	Vice President, Controller and Chief Accounting Officer	February 29, 2008

/s/ James J. Curran James J. Curran	Director	February 29, 2008

/s/ Sebastian Edwards Sebastian Edwards	Director	February 29, 2008

/s/ Andrew D. Lundquist Andrew D. Lundquist	Director	February 29, 2008

/s/ Robert E. Mellor Robert E. Mellor	Director	February 29, 2008

/s/ John H. Robinson John H. Robinson	Director	February 29, 2008

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director	February 29, 2008

/s/ Alex Vitale Alex Vitale	Director	February 29, 2008

/s/ Timothy R. Winterer Timothy R. Winterer	Director	February 29, 2008

ANNUAL REPORT ON FORM 10-K
CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007
COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Reports of Independent Registered Public Accounting Firm	F-2 – F-4

Consolidated Balance Sheets – December 31, 2007 and 2006	F-5 – F-6

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	F-7

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:
We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note B to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, as of January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Boise, Idaho
February 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:
We have audited Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Bolnisi Gold NL and Palmarejo Silver and Gold Corporation on December 21, 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Bolnisi Gold NL’s and Palmarejo Silver and Gold Corporation’s internal control over financial reporting associated with total assets of $1.8 billion and total revenues of nil, included in the consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Coeur d’Alene Mines Corporation also excluded an evaluation of the internal control over financial reporting of Bolnisi Gold NL and Palmarejo Silver and Gold Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Boise, Idaho
February 29, 2008

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$98,671	$270,672
Short-term investments	53,039	70,373
Receivables	56,121	43,233
Ore on leach pad	25,924	31,302
Metal and other inventory	18,918	16,341
Deferred tax assets	3,573	3,629
Prepaid expenses and other	7,821	6,047

	264,067	441,597

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	322,733	132,315
Less accumulated depreciation	(69,937)	(64,206)

	252,796	68,109

MINING PROPERTIES
Operational mining properties	143,324	130,447
Less accumulated depletion	(124,401)	(116,361)

	18,923	14,086

Mineral interests	1,731,715	72,201
Less accumulated depletion	(11,639)	(7,828)

	1,720,076	64,373

Non-producing and development properties	311,469	190,988

	2,050,468	269,447

OTHER ASSETS
Ore on leach pad, non-current portion	24,995	35,367
Restricted cash and cash equivalents	25,760	23,508
Debt issuance costs, net	4,848	5,151
Deferred tax assets	1,109	2,544
Other	27,651	3,903

	84,363	70,473

TOTAL ASSETS	$2,651,694	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$49,642	$22,315
Accrued liabilities and other	9,072	10,971
Accrued income taxes	7,547	10,317
Accrued payroll and related benefits	9,342	8,527
Accrued interest payable	1,060	1,031
Current portion of long-term debt and capital lease obligations	30,831	894
Current portion of reclamation and mine closure	4,183	4,460

	111,677	58,515
LONG-TERM LIABILITIES
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	30,629	27,226
Deferred income taxes	573,681	272
Obligations under capital leases	23,661	—
Other long-term liabilities	4,679	2,619

	812,650	210,117
COMMITMENTS AND CONTINGENCIES
(See Notes I, J, M, N, O, P, Q and S)

SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000 shares in 2007 and 500,000,000 in 2006, issued 551,512,230 and 279,054,344 shares in 2007 and 2006 (1,059,211 shares held in treasury)	551,512	279,054
Additional paid-in capital	1,607,737	777,798
Accumulated deficit	(419,331)	(463,221)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	639	553

	1,727,367	580,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,651,694	$849,626

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
REVENUES
Sales of metal	$215,319	$216,573	$156,284

COSTS AND EXPENSES
Production costs applicable to sales	117,025	92,378	88,232
Depreciation and depletion	20,984	26,772	18,889
Administrative and general	23,875	19,369	20,624
Exploration	11,941	9,474	10,553
Litigation settlements	507	2,365	1,600
Pre-development	—	—	6,057

Total cost and expenses	174,332	150,358	145,955

Operating income	40,987	66,215	10,329

OTHER INCOME AND EXPENSE
Interest and other income	18,195	18,654	8,385
Interest expense, net of capitalized interest	(365)	(1,224)	(2,485)

Total other income and expense	17,830	17,430	5,900

Income from continuing operations before income taxes	58,817	83,645	16,229
Income tax provision	(14,927)	(8,226)	(1,483)

Income from continuing operations	43,890	75,419	14,746
Income (loss) from discontinued operations, net of income taxes	—	1,935	(4,195)
Gain on sale of net assets of discontinued operations, net of income taxes	—	11,132	—

NET INCOME	43,890	88,486	10,551
Other comprehensive income	86	2,391	447

COMPREHENSIVE INCOME	$43,976	$90,877	$10,998

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income per share:
Income from continuing operations	$0.15	$0.28	$0.06
Income (loss) from discontinued operations	—	0.05	(0.02)

Net income	$0.15	$0.33	$0.04

Diluted income per share:
Income from continuing operations	$0.14	$0.26	$0.06
Income (loss) from discontinued operations	—	0.04	(0.02)

Net income	$0.14	$0.30	$0.04

Weighted average number of shares of common stock
Basic	285,972	271,357	242,915
Diluted	310,524	296,082	243,683
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006 and 2005
	(In thousands, except share data)
						Accumulated
	Common	Common	Additional		Shares	Other
	Stock	Stock	Paid-In	Accumulated	Held in	Comprehensive
	Shares	$1 Par	Capital	Deficit	Treasury	Income (Loss)	Total
Balances at January 1, 2005	241,028	$241,028	$629,809	$(561,908)	$(13,190)	$(2,285)	$293,454
Net income	—	—	—	10,551	—	—	10,551
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	853	853
Change in fair value of derivative hedging instruments, net of settlements	—	—	—	—	—	(171)	(171)
Excess additional pension liability over unrecognized prior service cost	—	—	—	—	—	(237)	(237)
Issuance of common stock	9,863	9,863	26,351	—	—	—	36,214
Common stock issued under long-term incentive plans, net	70	70	817	—	—	—	887
Foreign currency translation	—	—	—	—	—	2	2

Balances at December 31, 2005	250,961	$250,961	$656,977	$(551,357)	$(13,190)	$(1,838)	$341,553
Net income	—	—	—	88,486	—	—	88,486
Cumulative effect of accounting change	—	—	—	(350)	—	—	(350)
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	63	63
Change in fair value of cash flow hedging instruments, net of settlements	—	—	—	—	—	111	111
Elimination of excess additional pension liability over unrecognized prior service cost attributable to discontinued operations	—	—	—	—	—	2,219	2,219
Issuance of common stock	27,600	27,600	118,631	—	—	—	146,231
Common stock issued under long-term incentive plans, net	493	493	2,190	—	—	—	2,683
Foreign currency translation	—	—	—	—	—	(2)	(2)

Balances at December 31, 2006	279,054	$279,054	$777,798	$(463,221)	$(13,190)	$553	$580,994
Net income	—	—	—	43,890	—	—	43,890
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	103	103
Change in fair value of cash flow hedging instruments, net of settlements	—	—	—	—	—	(23)	(23)
Issuance of common stock in Bolnisi/Palmarejo merger	271,969	271,969	826,061	—	—	—	1,098,030
Common stock issued under long-term incentive plans, net	489	489	3,878	—	—	—	4,367
Foreign currency translation	—	—	—	—	—	6	6

Balances at December 31, 2007	551,512	$551,512	$1,607,737	$(419,331)	$(13,190)	$639	$1,727,367

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,890	$88,486	$10,551
Add (deduct) non-cash items:
Depreciation and depletion	20,984	26,772	18,889
Deferred taxes	2,154	(2,902)	1,629
Unrealized (gain) loss on embedded derivatives	(1,462)	1,166	(2,052)
Share-based compensation	3,448	2,218	1,237
Amortization of debt issuance costs	303	303	303
Amortization of premium and/or discount on short-term investments, net	(6)	24	790
Gain on asset retirement obligation	(871)	(41)	(215)
Gain on foreign currency transactions	(433)	(147)	170
(Gain) loss of sales of assets	(1,947)	(237)	90
Other non-cash charges	616	112	205
Changes in operating assets and liabilities:
Receivables	(24,021)	(14,781)	(19,571)
Prepaid expenses and other	(4,065)	(599)	(183)
Inventories	13,172	(15,555)	(8,308)
Accounts payable and accrued liabilities	(11,705)	17,686	2,349
Discontinued operations	—	(11,275)	792

CASH PROVIDED BY OPERATING ACTIVITIES	40,057	91,230	6,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(167,346)	(317,743)	(212,252)
Proceeds from sales of short-term investments	183,121	430,292	277,021
Capital expenditures	(216,978)	(147,998)	(113,290)
Merger related costs	(13,727)	—	—
Proceeds from sale of assets	3,270	314	289
Other	187	(642)	(186)
Discontinued operations	—	15,446	(3,346)

CASH USED IN INVESTING ACTIVITIES	(211,473)	(20,331)	(51,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,698	—	—
Repayment of long-term debt and capital leases	(1,360)	(1,448)	(685)
Proceeds from issuance of common stock	—	154,560	36,493
Payments of common stock issuance costs	(726)	(8,329)	(557)
Other	(197)	94	(485)

CASH PROVIDED BY FINANCING ACTIVITIES:	(585)	144,877	34,766

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(172,001)	215,776	(10,322)

Cash and cash equivalents at beginning of period	270,672	54,896	65,218

Cash and cash equivalents at end of period	$98,671	$270,672	$54,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,283	$2,334	$2,280
Income taxes	$11,994	$814	—
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise specified)
NOTE A — BUSINESS OF COEUR D’ALENE MINES CORPORATION
     Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in the United States (Nevada and Alaska), South America (Chile, Argentina and Bolivia), Australia (New South Wales), Mexico (Chihuahua) and Africa (Tanzania).
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Silver Valley, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia and Empresa Minera Manquiri S.A., Bolnisi Gold NL and Palmarejo Silver and Gold Corporation. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.
     Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.
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

     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $8.4 million, $9.1 million and $6.1 million in 2007, 2006 and 2005, respectively, are recorded as a reduction of revenue.
     At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,300 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $20,800. At December 31, 2006, the Company had outstanding provisionally priced sales of $74.5 million, consisting of 4.6 million ounces of silver and 29,577 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $45,700 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $29,600.
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
     Ore on Leach Pad: The heap leach process used at the Rochester mine is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.
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
     The Company reported ore on the leach pads of $50.9 million as of December 31, 2007. Of this amount, $25.9 million is reported as a current asset and $25.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The length of time necessary to achieve ultimate recoveries for silver and gold is currently estimated between 5 and 10 years. In August 2007, the Company terminated mining and crushing operations at the Rochester mine as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2011.
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
     Mineral Interests: Significant payments related to the acquisition of land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a minable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no minable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

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
     Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2007 and December 31, 2006, the Company held certificates of deposit and cash under these agreements of $25.8 million and $23.5 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income, and are recognized in the Consolidated Statement of Operations when the hedged item affects net income for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note O – Derivative Financial Instruments and Fair Value of Financial Instruments.
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

     The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeitures of stock based awards based on historical data and adjusts the forfeiture rate periodically.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2007.
     Comprehensive Income: Comprehensive income includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following (in thousands):

	2007	2006	2005
Net income	$43,890	$88,486	$10,551
Unrealized gain on short-term investments and marketable securities	103	63	853
Change in fair value of cash flow hedges, net of settlements	(23)	111	(169)
Minimum pension liabilities	—	2,219	(237)
Foreign currency translation	6	(2)	—

	$43,976	$90,877	$10,998

     Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the years ending December 31, 2007, 2006 and 2005 are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
(In thousands except for EPS)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$43,890	285,972	$0.15	$75,419	271,357	$0.28	$14,746	242,915	$0.06
Income from discontinued operations	—	285,972	—	13,067	271,357	0.05	(4,195)	242,915	(0.02)

Net income	$43,890	285,972	$0.15	$88,486	271,357	$0.33	$10,551	242,915	$0.04
Effect of Dilutive Securities
Equity awards	—	868		—	1,041		—	768
1.25% convertible notes	297	23,684		1,117	23,684		—	—

Diluted EPS
Income from continuing operations	$44,187	310,524	0.14	$76,536	296,082	0.26	$14,746	243,683	$0.06
Income (loss) from discontinued operations	—		—	13,067	296,082	0.04	(4,195)	243,683	(0.02)

Net income	$44,187	310,524	$0.14	$89,603	296,082	$0.30	$10,551	243,683	$0.04

     For the years ended 2007, 2006 and 2005, options to purchase 531,112, 322,653 and 876,192 shares of common stock at prices between $4.81 to $8.94, $6.66 to $15.19 and $3.92 to $17.94, respectively, were not included in the computation of diluted EPS because the exercise price of options was greater than the average market price of the common shares. The options, which expire between 2008 to 2017, are outstanding at December 31, 2007. Potentially diluting shares totaling 23,684,211 shares attributed to the 1.25% convertible notes have been excluded from the earnings per share calculation for the year ended December 31, 2005 as their effect was anti-dilutive.
     Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization of long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowances for deferred tax assets; and post-employment and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify the income statement results from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for the years ended December 31, 2006 and 2005. The consolidated statements of cash flows have been reclassified for discontinued operations for the periods ended December 31, 2006 and 2005. In addition, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet and corresponding adjustments were made to the consolidated statements of cash flows for the periods ended December 31, 2006 and 2005.
     Recent Accounting Pronouncements: In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

     In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations and disclosures.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2007.
NOTE C — ACQUISITIONS OF BOLNISI AND PALMAREJO
     On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Gold and Silver Corporation (“Palmarejo”) in exchange for a total of approximately 272 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and assumption of liabilities of $0.7 billion. Coeur issued 0.682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 2.715 shares of Coeur common stock and C$0.004 in cash (or approximately US$0.1 million in the aggregate) for each Palmarejo common share. The transaction was accounted for as a purchase of assets and not as a business combination since Bolnisi and Palmarejo are considered to be in the development stage.
     The total consideration paid for the acquisition was as follows (in thousands):

Consideration:
Coeur stock issued (271,969,428 shares at $4.04)	$1,098,757
Cash payments	1,102
Transaction advisory fees and other costs	16,621

Total purchase price	1,116,480

Current liabilities	54,946
Other long-term liabilities	23,642
Deferred income taxes	572,711

Total liabilities assumed	651,299

$1,767,779

     The following summarizes the estimated fair values of the assets acquired on December 21, 2007 (in thousands):

Fair value of assets acquired:
Cash	$3,996
Other current assets	3,789
Property, plant and equipment	97,519
Mineral interests	1,657,189
Other assets	5,286

Total assets acquired	$1,767,779

NOTE D — DISCONTINUED OPERATIONS
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
     The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the years ended December 31, 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Sales of metal	$11,223	$16,052
Production costs applicable to sales	(8,233)	(16,698)
Depreciation and depletion	(681)	(1,996)
Mining exploration	(279)	(1,361)
Other	(95)	(192)

Income (loss) from discontinued operations	1,935	(4,195)
Gain on sale of net assets of discontinued operations	11,132	—

Net income (loss) from discontinued operations	$13,067	$(4,195)

NOTE E — INVESTMENTS AND OTHER MARKETABLE SECURITIES
     The Company classifies its investment securities as available-for-sale securities. Pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The following is a summary of available-for-sale securities (in thousands):

	Available-For-Sale Securities
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

As of December 31, 2007
U.S. Corporate	$2,000	$—	$—	$2,000
U.S. Government	51,031	—	8	51,039

Total debt securities	53,031	—	8	53,039
Equity securities	99	—	702	801

	$53,130	$—	$710	$53,840

As of December 31, 2006
U.S. Corporate	$65,372	$—	$—	$65,372
U.S. Government	5,000	—	1	5,001
Total debt securities	70,372	—	1	70,373
Equity securities	99	1	622	720

	$70,471	$1	$623	$71,093

     Gross realized gains and losses are based on a carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were no realized gains and/or losses in 2007, 2006 and 2005.
     Asset-Backed Commercial Paper (“ABCP”)
     The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo has investments in non-bank sponsored ABCP (before accounting for an impairment charge), of which $6.3 million is invested in Apsley Trust Class E and $0.5 million in Aurora Trust Class A.
     Since a certain percentage of the assets supporting the commercial paper was invested in U.S. sub-prime residual mortgage-backed securities, the Company recorded an impairment based on the best available market data for such investments at the date of acquisition. Consequently, the Company recorded these investments at their estimated fair value of $5.3 million for the ABCP held by Palmarejo.
     The fair value of the ABCP are determined based on the Company’s assessment of market conditions at the date of acquisition, no further impairments were deemed necessary at December 31, 2007. The fair value reported may change materially in subsequent periods.
NOTE F — METAL AND OTHER INVENTORIES
     Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Concentrate and dorè inventory	$11,221	$9,680
Supplies	7,697	6,661

Metal and other inventory	$18,918	$16,341

NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Land	$1,133	$1,112
Building improvements	130,795	51,818
Machinery and equipment	153,328	77,040
Capitalized leases for machinery and equipment	37,477	2,345

	322,733	132,315
Accumulated depreciation	(69,937)	(64,206)

	$252,796	$68,109

     The Company’s capital expenditures, excluding the acquisitions of Bolnisi and Palmarejo, were as follows (in thousands):

	Years ended December 31,
	2007	2006	2005

Rochester	$1,647	$1,225	$1,197
Cerro Bayo	11,330	7,555	2,731
Martha	16,444	2,481	2,108
San Bartolomé	100,169	16,805	11,089
Kensington	92,337	122,640	53,155
Endeavor	2,112	—	15,410
Broken Hill	213	—	36,667
Other	1,942	588	499

Net asset additions	$226,194	$151,294	$122,856

Discontinued Operations — Coeur Silver Valley	$—	$617	$3,537

     At December 31, 2007, 2006 and 2005, approximately $22.1 million, $12.9 million and $9.6, respectively, of invoices for capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.
     In connection with the acquisition of Bolnisi and Palmarejo, the Company assumed certain liabilities related to capital leases. In December 2006, Bolnisi, through its Canadian subsidiary Palmarejo, entered into a 2-year lease agreement for a power station. Under the terms of the agreement, including an amendment in January 2007, the Company will pay a fixed monthly amount of $0.3 million, including interest calculated at the rate of LIBOR plus 2.5%, starting at the date that the construction of the equipment is completed. The Company has the option at the end of the agreement to purchase the equipment by paying a nominal amount. In June 2007, Palmarejo entered into a 5-year lease agreement for $30.6 million of mining equipment to be delivered to Palmarejo as the equipment becomes available from the supplier. Mining equipment with a cost of $30.1 million has been delivered as of December 31, 2007. The Company will pay a monthly amount varying between $0.6 million and $0.8 million during the 2008 period and a fixed monthly amount of $0.6 million thereafter, including interest calculated at the rate of LIBOR plus 3.65%. The Company has the option at the end of the agreement to purchase the equipment by paying a nominal amount.

     Minimum future lease payments under capital leases at December 31, 2007 are as follows (in thousands):

Capital
Year Ending December 31,	Leases
2008	11,554
2009	8,976
2010	6,755
2011	6,755
Thereafter	5,156

Total minimum payments due	39,196
Less: Amount representing interest	6,432

Present value of net minimum lease payments	32,764
Less: Current maturities	9,103

$23,661

     The Company has entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income under these agreements was $1.7 million, $2.6 million and $3.5 million for 2007, 2006, and 2005, respectively.
NOTE H — MINING PROPERTIES

	December 31,
	2007	2006
Capitalized costs for mining properties, net of accumulated depletion consist of the following (in thousands):(A)
Operational mining properties:
Rochester Mine	$—	$4,445
Cerro Bayo Mine	17,091	8,531
Martha Mine	1,832	1,110

Total operational mining properties	18,923	14,086

Mineral interests, net of accumulated depletion
Endeavor Mine	15,865	14,508
Broken Hill Mine	26,897	29,740
San Bartolomé (B)	20,125	20,125
Palmarejo (C)	1,657,189	—

Total mineral interests	1,720,076	64,373

Non-producing and developmental properties:
Kensington (D)	256,443	170,458
San Bartolomé (E)	54,884	20,388
Other	142	142

Total non-producing and developmental properties	311,469	190,988

Total mining properties	$2,050,468	$269,447

(A)	On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly-owned subsidiary, Coeur Silver Valley Inc., to US Silver Corporation for $15 million in cash and additional consideration received of $1.1 million for working capital.

(B)	Balance represents acquisition cost of mineral interest.

(C)	On December 31, 2007, the Company completed its acquisition of all of the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid was $1.1 billion and assumed liabilities were $0.7 billion.

(D)	During the third quarter of 2005, the Company commenced construction activities at its Kensington property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.

(E)	During the fourth quarter of 2004, the Company commenced construction activities at its San Bartolomé property. The costs incurred subsequent to commencing construction were capitalized as developmental properties.
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
     Martha Mine: The Martha Mine is an underground silver mine located in Argentina, approximately 270 miles southeast of Coeur’s Cerro Bayo mine. Coeur acquired a 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore from the Martha mine to the Cerro Bayo facility for processing. In December 2007, the Company completed a 240 tonne per day flotation mill which produces a flotation concentrate.
Mineral Interests
     Endeavor Mine: On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $43.8 million. The Company is entitled to all of the silver production and reserves up to a maximum of 17.7 million payable ounces. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia, subject to certain conditions, will pay Cobar approximately $26.3 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. Payment will occur in 2008. In addition to these upfront payments, pursuant to the original agreement, Coeur pays Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment which was to begin when the silver price exceeds $5.23 per ounce. This further increment was to begin on the second anniversary of the agreement and would have been 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. The Company has paid a cost contribution of approximately $2.1 million during 2007.
     On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. Based on the most recent ore reserve report, the current ore reserve contains approximately 14.4 million payable ounces. To date, the Company has received 1.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.

     Broken Hill Mine: On September 8, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.9 million. The Broken Hill Mine is located in New South Wales, Australia and is a zinc/lead/silver ore body. Pursuant to the Agreement, the transaction includes up to a maximum of approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf. In addition, CDE Australia will pay PBH an operating cost contribution of approximately US$2.00 for each ounce of payable silver under the terms of the Agreement and PBH may earn up to US$6.0 million of additional consideration by meeting certain silver production thresholds through 2014. No additional payments were made during 2007, 2006 or 2005.
Non-Producing and Development Properties
     San Bartolomé: On September 9, 1999, the Company acquired Empresa Minera Manquiri (“Manquiri”). Manquiri’s principal asset is the San Bartolomé project, a silver exploration and development property located near the city of Potosí, Bolivia. The San Bartolomé project consists of silver-bearing gravel deposits which lend themselves to simple surface mining methods. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). Production from San Bartolomé is subject to a royalty of 4% payable to the co-operatives and COMIBOL. During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolomé mine. The Company estimates the total capital costs (excluding political risk insurance premiums and capitalized interest) at San Bartolomé mine to be approximately $220 million of which $129.2 million had been incurred as of December 31, 2007. During 2007, the Company capitalized $100.2 million in connection with construction activities at San Bartolomé.
     Kensington: Kensington is a gold property located near Juneau, Alaska. The mine will be an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third party smelters. During 2007, the Company capitalized $99.0 million in connection with construction activities at Kensington. The Company has expended approximately $269.7 million as of December 31, 2007.
     Palmarejo: Palmarejo is engaged in the exploration and development of silver and gold properties located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo project.” The Palmarejo project is currently under development and is expected to commence commercial production in the first half of 2009. The total capital cost of the project, from the time the Company acquired it on December 21, 2007, is estimated to be approximately $225 million.
Discontinued Operations
     Coeur Silver Valley (Galena) Mine:
     On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash plus a post-closing working capital adjustment of $1.1 million.
NOTE I — LONG-TERM DEBT
1 1/4% Debentures
     The $180.0 million principal amount of 1 1/4% Debentures due 2024 outstanding at December 31, 2007 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain events.

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
     The fair value of the debentures is determined by market transactions on or near December 31, 2007 and 2006, respectively. The fair value of the debentures, as of December 31, 2007 and 2006, was $156.6 million and $163.8 million, respectively.
     Total interest expense on debentures and notes for the year ended December 31, 2007, 2006, and 2005 was $2.3 million, of which $2.3 million was capitalized as a cost of certain properties under development in 2007; $2.3 million, of which $1.4 million was capitalized as a cost of certain properties under development in 2006; and $2.3 million, of which $0.2 million was capitalized as a cost of certain properties under development in 2005, respectively.
     Interest paid was $2.3 million in 2007, $2.3 million in 2006, and $2.3 million in 2005.
Bridging Debt Facility
     On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, surrounding exploration areas and for working capital purposes. The credit facility was extended to June 30, 2008 and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of December 31, 2007, the Company has $20 million outstanding under the credit facility bearing an interest rate of 7.35%. Events of default under the credit facility include customary provisions for similar types of facilities.
Bank Loan
     On August 30, 2007 (with amendment dated October 9, 2007), Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset Backed Commercial Paper, to fund working capital requirements. The credit facility has been extended through May 31, 2008. As of December 31, 2007, an amount of $1.7 million has been drawn on the facility, which bears interest at prime less 1.50% and matures on May 31, 2008. The Company is required to reduce the amount of the outstanding credit facility with any proceeds received from the sale of the Asset Backed Commercial Paper.
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
     The asset retirement obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs is discounted, using the Company’s credit adjusted risk-free interest rate from the time we expect to pay the retirement obligation to the time we incur the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

     Upon initial recognition of a liability for an asset retirement obligation, the Company capitalized the asset retirement cost as an increase in the carrying amount of the related long-lived asset. The Company depletes this amount using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows are discounted using a current credit-adjusted risk-free rate. Downward revisions are discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded, or, if not readily determinable, at the weighted average discount rate used to record the liability.
     At December 31, 2007 and 2006, $33.1 million and $29.9 million, respectively, was accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition, the Company has accrued $1.7 million and $1.8 million, respectively, for reclamation obligations associated with former mining activities. These amounts are also included in reclamation and mine closure liabilities.
     In the fourth quarter of 2007, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $3.4 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required at the Company’s Cerro Bayo mine, Kensington project and San Bartolomé project. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 9.34%.
     In the fourth quarter of 2006, the Company reviewed its cash flow estimates for its asset retirement obligations. This resulted in a net increase to the asset retirement obligation of $6.1 million and a corresponding increase to the carrying amount of the asset to be retired. For the purpose of consolidated statement of cash flows, these amounts are non-cash transactions. The increase was due to additional reclamation required as a result of the expansion of the Company’s Cerro Bayo mine and adjustments to future estimated costs at the Company’s Rochester mine, Kensington project and San Bartolomé project. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 7.6%.
     The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006
Asset retirement obligation — January 1	$29,909	$23,524
Accretion	2,260	1,780
Additions	3,390	6,069
Changes in estimates	(1,202)	(507)
Settlements	(1,222)	(957)

Asset retirement obligation — December 31	$33,135	$29,909

NOTE K — INCOME TAXES
     The components of income from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$21,909	$33,252	$(5,576)
Foreign	36,908	50,393	21,805

Total	$58,817	$83,645	$16,229

     The components of the consolidated income tax provision from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
United States — Alternative minimum tax	$(381)	$(900)	$212
United States — Foreign withholding tax	(904)	(713)	—
Foreign — Argentina	(6,590)	(4,842)	(66)
Foreign — Australia	(4,898)	(4,673)	—
Deferred:
Foreign — Argentina	172	65	929
Foreign — Australia	(664)	(93)	(404)
Foreign — Chile	(1,662)	2,930	(2,154)

Income tax provision	$(14,927)	$(8,226)	$(1,483)

     A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows (in thousands):

	Years Ended December 31
	2007	2006	2005
Tax provision from continuing operations	$(20,600)	$(29,276)	$(5,680)
State tax provision from continuing operations	(1,766)	(2,509)	(487)
Percentage depletion and related deductions	4,860	6,199	4,265
Change in valuation allowance	3,896	14,778	(5,555)
U.S. and Foreign non-deductible expenses	(663)	(711)	632
Foreign tax rate differences	2,309	4,744	4,744
Foreign withholding taxes	(904)	(713)	—
Other, net	(2,059)	(738)	598

	$(14,927)	$(8,226)	$(1,483)

     As of December 31, 2007 and 2006, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31
	2007	2006
Deferred tax liabilities:
Mineral properties	$552,007	$—
Investment in foreign subsidiaries	18,430	9,761
Property, plant and equipment, net	2,836	3,580

	573,273	13,341

Deferred tax assets:
Net operating loss carryforwards	111,996	80,869
Investment in foreign subsidiaries	16,331	8,129
Capital loss carryforwards	10,305	12,897
Asset retirement obligation	10,234	9,914
Unrealized foreign currency loss and other	8,651	—
Accrued expenses	3,330	2,345
Alternative minimum tax credit carryforwards	2,520	2,139
Inventory	1,523	4,274
Mineral properties	—	53,290

	164,890	173,857
Valuation allowance	(160,898)	(154,840)

	3,992	19,017

Net deferred tax assets (liabilities)	$(569,281)	$5,676

     The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Based upon this analysis, the Company determined it is more likely than not that net deferred tax assets of $1.1 million and $3.5 million will be realized in Argentina and Chile, respectively. Thus, the Company has recorded valuation allowances as follows (in thousands):

	Years Ended December 31
	2007	2006
U.S.	$111,685	$122,101
Argentina	1,966	1,130
Australia	7,282	—
Canada	8,220	—
New Zealand	30,999	30,778
Chile and other	746	831

	$160,898	$154,840

     The Company continues to monitor the valuation allowance quarterly, and will make the appropriate adjustments as necessary.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007. FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return. The Company determined that FIN 48 had no impact on the financial statements, and as a result, did not record any cumulative effect adjustment related to the adoption of FIN 48.

     The Company files income tax returns in the US federal jurisdiction, various US states and in certain foreign jurisdictions. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.
     The Company has previously determined the earnings from certain foreign jurisdictions were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions where the subsidiary’s net equity determined for financial reporting purposes exceeds tax basis.
     During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. Therefore, the Company has the following tax attribute carryforwards as of December 31, 2007 (in thousands):

						New
	U.S.	Chile	Mexico	Canada	Australia	Zealand	Other	Total
Regular net operating losses	$110,286	$22,110	$109,600	$5,653	$6,389	$93,936	$2,487	$350,461
Alternative minimum tax net operating losses	26,946	—	—	—	—	—	—	26,946
Capital losses	19,339	—	—	—	9,855	—	—	29,194
Alternative minimum tax credits	2,520	—	—	—	—	—	—	2,520
     The U.S. net operating losses expire from 2016 through 2025 and the Canada net operating losses expire from 2025 through 2027. The Mexico net operating losses expire in 2017 and 2018, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire from 2008 through 2012 while the Australia capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire.
NOTE L — SHAREHOLDER’S EQUITY
     On May 11, 1999, the Company’s shareholders adopted a shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock at an exercise price of $100. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2007 and 2006, there were a total of 550,453,019 and 277,995,133 rights outstanding, respectively, which was equal to the number of outstanding shares of common stock.
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

NOTE M — STOCK-BASED COMPENSATION PLANS
     The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and a Directors’ Plan (the “Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $6.3 million, $4.7 million and $3.8 million for 2007, 2006 and 2005, respectively.
     Annual Incentive Plan
     Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for 2007, 2006 and 2005 amounted to $2.6 million, $2.2 million and $2.7 million, respectively.
     1989 Long-Term Incentive Plan
     Under the 1989 Long-Term Incentive Plan, as amended by shareholders in 1995, the Company may grant non-qualified and incentive stock options that are exercisable at prices equal to the fair market value of the shares on the date of grant and vest cumulatively at an annual rate of one third during the three-year period following the date of grant. In addition to stock options, the Company’s 1989 Long-Term Incentive Plan provides for grants of stock appreciation rights (SARs), restricted stock, restricted stock units, performance shares, performance units, cash based awards, and stock based awards.
     The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at December 31, 2007 for stock options previously awarded. No further awards will be made under this plan.
     2003 Long-Term Incentive Plan
     The 2003 Long-Term Incentive Plan was approved by our shareholders on May 20, 2003, and replaced our prior 1989 Long-Term Incentive Plan. Under the plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to our executive officers.
     The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.8 million shares reserved for issuance under this plan at December 31, 2007. Of the 5.8 million shares, 4.1 million shares can be issued for future grants. There are 1.3 million options and 0.4 million performance shares outstanding under these plans.
     Directors Plan
     On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During 2007 and 2006, 59,476 and 35,042 shares were issued in lieu of $0.3 million and $0.2 million, respectively, of Directors’ fees. At December 31, 2007, 400,000 shares are reserved for issuance under this plan.
     Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At December 31, 2007, 500,000 shares are reserved for issuance under this plan for stock options previously awarded. No further grants will be made under this plan.

     As of December 31, 2007 and 2006, options to purchase 2,281,595 shares and 2,089,650 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $8.94 per share.
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
     Performance shares also are granted at the fair market value of the underlying shares on the date of grant. Compensation costs ultimately recognized are equal to the grant date fair value. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares vest at the end of the three-year service period if the market conditions are met. The existence of a market condition requires recognition of compensation cost regardless of whether the market condition is ever satisfied.
     Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with SFAS No. 123(R), “Share-Based Payment”. Prior to January 1, 2006, the Company accounted for awards of equity instruments according to the provisions of SFAS No. 123 and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized in 2006 includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and 2) amortization related to all equity instruments awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation cost is included in administrative and general expenses, production costs and the cost of self-constructed property, plant and equipment as deemed appropriate.
     Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deduction in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the years ended December 31, 2007, 2006 and 2005.
     The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2007, 2006 and 2005 for awards of equity instruments was $3.7 million, $2.5 million and $1.2 million, respectively, of which $0.2 million, $0.3 million, and $0 million, respectively, was capitalized as part of mine development activities. As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.0 years.
     The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company now estimates forfeitures of stock-based awards based on historical data and adjusts the forfeiture rate periodically.

     The impact of adopting SFAS No. 123(R) as of January 1, 2006 resulted in a decrease in net income of $1.4 million, or less than $0.01 per basic and diluted share for the year ended December 31, 2006. The impact of adoption excludes the amortization of restricted stock awards in the amount of $1.1 million for the year ended December 31, 2006. Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R). Cash received from share options exercised under the Long-Term Incentive Plan for the years ended December 31, 2007, 2006 and 2005 were $0.2 million, $0.8 million and $0.1 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows. The adjustment of the forfeiture rate resulted in a cumulative adjustment in the period the forfeiture estimate is charged. During the year ended December 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeiture awards.
     The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net income per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to December 31, 2005.

Year Ended
December 31, 2005
(in thousands, except per share data)
Net income as reported	$10,551
Add: Stock-based employee compensation expense included in reported net income	1,237

Less: Stock-based employee compensation expense determined under fair value for all awards	(2,316)

Net income — Pro forma	$9,472

Net income per share:
Basic and diluted — As reported	$0.04

Basic and diluted — Pro forma	$0.04

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2007	2006	2005
Weighted average fair value of options granted	$2.35	$3.35	$2.53
Expected volatility	58.9%	68.5%	68.5%
Expected life	6 years	6 years	6 years
Risk-free interest rate	4.5%	4.6%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
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

     The following table summarizes stock option activity during the years ended December 31, 2005, 2006 and 2007:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at December 31, 2004	1,796,908	$3.01
Granted	566,149	$3.92
Exercised	(52,007)	$1.61
Cancelled/expired	(92,421)	$5.69

Stock options outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	$5.14
Exercised	(395,723)	$1.99
Canceled/expired	(65,425)	$7.65

Stock options outstanding at December 31, 2006	2,089,650	$3.56
Granted	462,015	$3.99
Exercised	(56,167)	$3.29
Canceled/expired	(213,903)	$5.99

Stock options outstanding at December 31, 2007	2,281,595	$3.42

          Options exercisable at December 31, 2007, 2006 and 2005 were for 1,598,685, 1,413,117, and 1,562,217 shares, respectively, with a weighted average exercise price of $3.06, $2.95 and $2.53, respectively.
     The following table summarizes information for options currently outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of		Average	Remaining		Average	Remaining
Exercise	Number	Exercise	Contractual	Number	Exercise	Contractual
Price	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)
$0.74 to $1.22	442,641	$0.80	3.77	442,641	$0.80	3.77
$1.23 to $1.85	320,420	$1.75	4.67	320,420	$1.75	4.67
$1.86 to $2.63	111,502	$2.10	4.90	111,502	$2.10	4.90
$2.64 to $3.92	497,135	$3.85	6.45	362,061	$3.83	6.19
$3.93 to $5.14	661,175	$4.47	8.51	113,339	$5.06	6.72
$5.15 to $8.94	248,722	$7.19	5.60	248,722	$7.19	5.60

	2,281,595	$3.42	6.11	1,598,685	$3.06	5.07

     As of December 31, 2007, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $1.7 million and the weighted average period over which these awards are expected to be recognized was 2 years. The total intrinsic value of share options exercised during the year ended December 31, 2007, 2006 and 2005 was $0.04 million, $1.6 million and $0.1 million, respectively. At December 31, 2007, the total intrinsic value was $4.1 million and $3.6 million for stock options outstanding and exercisable, respectively.

     The following table summarizes restricted stock activity during the years ended December 31, 2005, 2006 and 2007:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2004	810,998	$2.60
Granted	359,640	$3.94
Vested	(433,623)	$2.30
Forfeited	(75,634)	$4.58

Outstanding at December 31, 2005	661,381	$3.30
Granted	220,894	$5.14
Vested	(445,025)	$2.71
Forfeited	(24,218)	$4.83

Outstanding at December 31, 2006	413,032	$4.83
Granted	497,990	$3.99
Vested	(241,784)	$4.82
Forfeited	(66,043)	$4.30

Outstanding at December 31, 2007	603,195	$4.20

     The fair value of restricted stock is determined based on the closing stock price on the grant date. As of December 31, 2007, there was $0.6 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted average period of 2.1 years.
     The following table summarizes performance shares activity during the year ended December 31, 2007:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	220,894	5.14
Exercised	—	—
Forfeited	(10,449)	5.14

Outstanding at December 31, 2006	210,445	$5.14
Granted	306,852	3.99
Exercised	(30,298)	4.48
Forfeited	(66,456)	4.47

Outstanding at December 31, 2007	420,543	$4.45

     The fair value of performance shares is determined based on fair value modeling techniques that consider the market and service conditions relevant for these grants. As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.9 years.
NOTE N — DEFINED BENEFIT PENSION, POST-RETIREMENT MEDICAL BENEFIT, DEFINED CONTRIBUTION AND 401(k) PLANS
     In June 2006, the Company completed the sale of 100% of the shares of its wholly owned subsidiary Coeur Silver Valley Inc. As a result, the liabilities were assumed by the purchaser and the Company has no further obligations related to the defined benefit plan and post retirement medical benefits plan summarized below.
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

     Actuarial Present Value of Projected Benefit Obligation:
     The actuarial present value of our projected benefit obligations was determined using the following assumptions:

Factor	2005
Discount Rate for Benefit Obligations	5.75%
Expected Return on Plan Assets	6.0%
Rate of Compensation Increases	5.0%
     Expected rate of return on plan assets:
     The expected rate of return on plan assets for purposes of the actuarial valuation was assumed to be 6% as of December 31, 2005. The rate of return used was based on the plan’s experience and asset mix of the portfolio, as well as taking into consideration the fact that no lump sum distributions were paid from the plan. The plan had an expected return on plan assets of $0.3 million for 2005. The actual return on plan assets was $0.2 million for 2005. The discount rate was determined based on Moody’s Aaa bond rating.
     Plan assets and determination of fair value:
     The fair value of plan assets was determined using the market value of the investments held by the plan at December 31 of each year as quoted by public equity and bond markets. The asset mix was in accordance with the plan’s investment policy which allowed for 60% equity investments, 35% fixed income investments and 5% cash and cash equivalents. The investment portfolio for the funded portion of the obligation was held in a trust. The Company’s funding policy was to contribute amounts to the plan sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 plus such additional tax deductible amounts as was advisable under the circumstances. The Company had funded $0.4 million through June 1, 2006 (the date of the Coeur Silver Valley sale), and $0.7 million in 2005, toward the obligation. The plan assets were invested principally in commingled stock funds, mutual funds and securities issued by the United States government.
     Pursuant to the plan’s investment policy, the plan adopted more specific investment directives from time to time. The plan’s actual portfolio at December 31, 2005 had 60% equity investments and 40% fixed income investments. Since the performance of each asset class of the portfolio within any measurement period impacted its relative weight in the portfolio, the actual percentage of each asset class in the portfolio may not have matched to the current directive.
     The expected long-term rates of return for each asset class within the portfolio, and therefore the portfolio weighted average, was based on an estimate of the return for each of the securities within an asset class, currently benchmarked at 10.0% for equity investments, 3.0% for fixed income investments and 2.0% for cash and cash equivalents. For each type of investment within the Trust’s portfolio structure, the Trustees evaluated both returns and the relationship between risk and return. The expectation was that each asset class would produce a superior risk-adjusted return over a market cycle.

     The following table shows the expected long term rates of return associated with each asset class:

			Expected
			Long Term
	Actual	Target	Rates of
Asset Class	Mix	Mix	Return
Equity investments	60%	60%	10.00%
Fixed income investments	40%	35%	3.00%
Cash and cash equivalents	0%	5%	2.00%

Weighted average			7.15%
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
     The components of net periodic benefit costs were as follows (in thousands, except for discount rate):

For the Year Ended
December 31,
2005
Assumptions:
Discount rate	5.75%
Components of net periodic benefit cost:
Service cost	$309
Interest cost	464
Expected return on plan assets	(261)
Amortization of prior service cost	59
Recognized actuarial loss	339

Net periodic benefit cost	$910

     The change in benefit obligation and plan assets and a reconciliation of funded status were as follows (in thousands):

At December 31,
2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,405
Service cost	—
Interest cost	—
Benefits paid	(105)
Actuarial loss	—
Discontinued operations	(8,300)

Projected benefit obligation at end of year	$—

Accumulated benefit obligation	$—

Change in plan assets
Fair value of plan assets at beginning of year	$4,806
Actual return on plan assets	—
Employer contributions	360
Benefits paid	(105)
Discontinued operations	(5,061)

Fair value of plan assets at end of year	$—

Reconciliation of funded status
Funded status	$—
Unrecognized actuarial loss	—
Unrecognized prior service cost	—

Net asset reflected in the consolidated balance sheet	$—

Weighted average assumptions
Discount rate	—
Expected long-term rate of return on plan assets	—
Rate of compensation increase	—

Post Retirement Medical Benefits
     In connection with the acquisition of Coeur Silver Valley in 1999, the Company reimbursed Asarco, Inc. (prior owner) for certain healthcare benefits for retired employees and their dependents who retired before September 9, 1999. There were ten active hourly and salaried employees of Coeur Silver Valley and three inactive participants eligible under Asarco’s post-retirement medical benefits plan. These post-retirement medical benefits were self-insured by the plan’s prior sponsor. The actuarial present value of the post retirement benefit obligation was determined as of December 31 for each of the years presented.
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
     Expected long-term rate of return on plan assets
     No assets were held in a trust for the post retirement health care plan; therefore, there was no expected long-term rate of return assumption. A “pay as you go” funding method was utilized for this plan. The Company contributed $0.01 million to the plan as benefit payments for 2005.

     The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements (in thousands, except for discount rate):

	At December 31,
	2006	2005

Assumptions:
Discount rate	—	5.75%

Change in benefit obligation
Net benefit obligation at beginning of year	$356	$1,973
Service cost	—	8
Interest cost	—	20
Prior service cost (credit)	—	(387)
Actuarial (gain) loss	—	(1,248)
Benefits paid	—	(10)
Discontinued operations	(356)	—

Net benefit obligation at end of year	—	$356

Change in plan assets
Assets at beginning of year	$—	$—
Benefits paid	—	(10)
Contributions	—	10

Assets at end of year	$—	$—

Reconciliation of funded status
Funded status at end of year	$—	$(356)
Unrecognized net actuarial (gain) loss	—	(815)
Unrecognized prior service cost (credit)	—	(262)

Net amount recognized at end of year (recorded as accrued benefit cost in the accompanying balance sheet)	$—	$(1,433)

     The components of net periodic benefit costs were as follows (in thousands, except for discount rate):

	For the Year Ended
	December 31,
	2006	2005

Assumptions:
Discount rate	—	6.0%

Components of net periodic benefit:
Service cost	—	$8
Interest cost	—	20
Amortization of prior service cost	—	(125)
Amortization of actuarial gain	—	(372)

Net periodic pension benefit	—	$(469)

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

     A 1% change in assumed medical trend rates would have had the following effects (in thousands):

	1%	1%
	Increase	Decrease
	2005	2005
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$22	$(19)
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
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.8 million, $1.2 million and $0.9 million for 2007, 2006 and 2005, respectively, which is based on a percentage of the salary of eligible employees.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 50% of the employees’ contribution, up to a maximum of 3% of the employees’ compensation. Contributions to the plan charged to operations were $0.6 million, $0.6 million and $0.5 million in 2007, 2006, and 2005, respectively.
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
Forward Foreign Exchange Contracts
     During 2007 and 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2007 and 2008 at its Cerro Bayo mine. The contracts entered into in 2007 require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. At December 31, 2007 and 2006, the Company had foreign exchange contracts of $9.0 million and $4.8 million in U.S. dollars, respectively. For the years ended December 31, 2007 and 2006, the Company recorded a realized gain (loss) of approximately $0.4 million and $(0.4) million, respectively, in connection with its foreign currency hedging program. As of December 31, 2007, the fair value of the foreign exchange contracts was a liability of $0.1 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows (in thousands):

	December 31,
	2007	2006	2005

Beginning balance	$(60)	$(171)	$—
Reclassification to earnings	(371)	379	(68)
Change in fair value	349	(268)	(103)

Ending balance	$(82)	$(60)	$(171)

Commodity Derivatives
     The Company has occasionally entered into forward metal sales contracts to manage the price risk associated with a portion of its cash flows against fluctuating gold prices. As of December 31, 2007, the Company had no outstanding forward sales contracts for either gold or silver.
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
     At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative.
     At December 31, 2006, the Company had outstanding provisionally priced sales of $74.5 million, consisting of 4.6 million ounces of silver and 29,577 ounces of gold, which had a fair market value of approximately $75.6 million including the embedded derivative.
Credit Risk
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
NOTE P — COMMITMENTS AND CONTINGENCIES
Labor Union Contract
     The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2008. Additionally certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007; this Bolivian labor agreement does not have a fixed term. As of December 31, 2007, the Company had approximately 44% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 80% of the workforce was severed by the end of the third quarter of 2007, while the remaining 20% are expected to stay on for residual leaching and reclamation activities. As of December 31, 2007, the total amount expected to be incurred under this plan is approximately $4.7 million. The liability is recognized ratably over the minimum future service period. The following is a description of the changes to the Company’s termination benefits for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Beginning Balance	$1,959	$542	$—
Accruals	1,917	1,803	542
Payments	(3,056)	(386)	—

Ending Balance	$820	$1,959	$542

NOTE Q — SIGNIFICANT CUSTOMERS
     The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 47%, 47% and 45% of total metals sales in 2007, 2006 and 2005, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.
     The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 53%, 53% and 55% of metals sales in 2007, 2006 and 2005, respectively. The loss of any one smelter customer could have a material adverse effect on the Company in the event of the possible unavailability of alternative smelters.
NOTE R — SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of Operations and the President of South American Operations.
     The operating segments are managed separately because each segment represents a distinct use of Company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo and CDE Australia (Endeavor and Broken Hill) mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to a smelter located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Norddeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Nystar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are included as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $151.0 million, $147.8 million and $91.9 million in 2007, 2006, and 2005, respectively. Revenues from gold sales were $64.3 million, $68.8 million and $64.4 million in 2007, 2006, and 2005, respectively.
     Financial information relating to the Company’s segments is as follows (in thousands):

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Project	Other	Total

December 31, 2007

Total net sales of metals	$100,903	$47,794	$38,077	$7,943	$20,602	$—	$—	$—	$—	$215,319

Productions costs applicable to sales	60,364	35,594	17,231	545	3,292	—	(1)	—	—	117,025
Depreciation and depletion	8,697	6,260	1,731	755	3,054	—	—	—	487	20,984
Exploration expense	361	2,908	4,418	—	—	—	619	—	3,635	11,941
Other operating expenses	62	113	38	—	—	—	38	—	24,131	24,382

Interest and other income	2,948	1,590	(303)	—	—	—	85	—	13,875	18,195
Interest expense	—	23	—	—	—	—	—	—	342	365
Income tax (credit) expense	—	1,662	6,418	—	—	—	20	—	6,827	14,927

Profit (loss)	$34,367	$2,824	$7,938	$6,643	$14,256	$—	$(591)	$—	$(21,547)	$43,890

Segment assets (A)	$62,848	$63,570	$25,799	$17,885	$29,391	$169,196	$301,730	$1,759,153	$7,470	$2,437,042
Capital expenditures	$1,647	$11,330	$16,444	$2,112	$213	$100,169	$92,337	$—	$1,942	$226,194

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

December 31, 2006

Total net sales of metals	$102,393	$50,293	$34,733	$5,363	$23,791	$—	$—	$—	$216,573

Productions costs applicable to sales	47,310	27,780	12,538	386	4,364	—	—	—	92,378
Depreciation and depletion	13,745	5,795	1,313	490	5,120	—	—	309	26,772
Exploration expense	—	2,639	2,904	—	—	—	936	2,995	9,474
Other operating expenses	—	28	17	—	—	—	108	21,581	21,734

Interest and other income	25	809	13	—	—	(6)	13	17,800	18,654
Interest expense	—	84	—	—	—	—	—	1,140	1,224
Income tax (credit) expense	—	(2,930)	4,777	—	—	—	—	6,379	8,226

Profit (loss)	$41,364	$17,707	$13,196	$4,487	$14,307	$(6)	$(1,031)	$(14,605)	$75,419

Segment assets (A)	$87,371	$49,428	$11,508	$15,666	$32,894	$59,080	$207,745	$6,154	$469,846
Capital expenditures	$1,225	$7,555	$2,481	$—	$—	$16,805	$122,640	$588	$151,294

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

December 31, 2005

Total net sales of metals	$69,636	$59,624	$20,606	$2,148	$4,270	$—	$—	$—	$156,284

Productions costs applicable to sales	44,547	33,574	9,016	278	817	—	—	—	88,232
Depreciation and depletion	10,403	5,064	860	411	1,807	—	35	309	18,889
Exploration expense	169	4,812	2,976	—	—	83	1,165	1,431	10,636
Other operating expenses	225	110	690	—	—	—	5,979	21,194	28,198

Interest and other income	181	224	(172)	—	—	(36)	—	8,188	8,385
Interest expense	—	26	92	—	—	—	—	2,367	2,485
Income tax (credit) expense	—	2,154	(862)	—	—	—	—	191	1,483

Profit (loss)	$14,473	$14,108	$7,662	$1,459	$1,646	$(119)	$(7,179)	$(17,304)	$14,746

Segment assets (A)	$82,631	$45,474	$3,791	$15,152	$36,493	$32,687	$80,653	$8,871	$305,752
Capital expenditures	$1,197	$2,731	$2,108	$15,410	$36,667	$11,089	$53,155	$499	$122,856

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

	2007	2006	2005

Assets
Total assets for reportable segments	$2,437,042	$469,846	$305,752
Cash and cash equivalents	98,671	270,672	54,896
Short-term investments	53,039	70,373	185,446
Other assets	62,942	38,735	33,894
Total assets held for sale	—	—	14,828

Total consolidated assets	$2,651,694	$849,626	$594,816

     Geographic Information

		Long-Lived
	Revenues	Assets

2007
United States	$100,903	$305,876
Australia	28,545	42,772
Chile	47,794	28,028
Argentina	38,077	18,640
Mexico	—	1,756,042
Bolivia	—	151,716
Other foreign countries	—	190

Total	$215,319	$2,303,264

2006
United States	$102,393	$218,236
Australia	29,154	44,253
Chile	50,293	20,295
Argentina	34,733	3,700
Bolivia	—	50,858
Other foreign countries	—	214

Total	$216,573	$337,556

2005
United States	$69,636	$101,338
Australia	6,418	49,860
Chile	59,624	19,407
Argentina	20,606	2,568
Bolivia	—	32,194
Other foreign countries	—	237

Total	$156,284	$205,604

NOTE S — LITIGATION
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
     Federal District Court of Alaska Permit Challenge
     On September 12, 2005 three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
     On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006 the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
     On May 22, 2007 the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan as well as the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. The Company cannot now predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted.

     No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.
     This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company has identified an alternate site which it believes can be permitted and has submitted a modified plan to the USFS. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of December 31, 2007, the carrying value of the Kensington project’s long-lived assets was $298.2 million.
NOTE T — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands — except for per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007:
Sales of metal	$50,860	$51,664	$52,863	$59,931

Net income	$14,018	$11,918	$3,635	$14,319

Basic net income per share	$0.05	$0.04	$0.01	$0.05

Diluted net income per share	$0.05	$0.04	$0.01	$0.04

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006:
Sales of metal	$44,854	$54,041	$50,606	$67,072

Income from continuing operations	$13,726	$20,132	$18,378	$23,183
Income from discontinued operations	612	12,516	(27)	(33)

Net income	$14,338	$32,648	$18,351	$23,150

Basic net income per share
Income from continuing operations	$0.06	$0.07	$0.07	$0.08
Income from discontinued operations	—	0.05	—	—

Net income	$0.06	$0.12	$0.07	$0.08

Diluted net income per share
Income from continuing operations	$0.05	$0.07	$0.06	$0.08
Income from discontinued operations	—	0.04	—	—

Net income	$0.05	$0.11	$0.06	$0.08

NOTE U — SUBSEQUENT EVENT
During February 2008, Cobar reported to the Company that the reserves at the Endeavor mine exceed those reported for 2004, thereby fulfilling the contractual condition discussed in Note H. Consequently, the Company expects to pay Cobar the additional $26.3 million on April 1, 2008 plus accrued interest at the rate of 7.5% per annum from January 24, 2008.