Form 10-Q
period 2008-03-31
COEUR D ALENE MINES CORP
filed 2008-05-12
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 550,873,535 shares were issued and outstanding as of May 7, 2008.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$206,178	$98,671
Short-term investments	92,526	53,039
Receivables	71,591	56,121
Ore on leach pad	20,817	25,924
Metal and other inventory	21,288	18,918
Deferred tax assets	3,359	3,573
Prepaid expenses and other	12,240	7,821

	427,999	264,067

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	363,755	322,733
Less accumulated depreciation	(76,117)	(69,937)

	287,638	252,796

MINING PROPERTIES
Operational mining properties	144,606	143,324
Less accumulated depletion	(126,470)	(124,401)

	18,136	18,923

Mineral interests	1,757,953	1,731,715
Less accumulated depletion	(12,750)	(11,639)

	1,745,203	1,720,076

Non-producing and development properties	334,519	311,469

	2,097,858	2,050,468

OTHER ASSETS
Ore on leach pad, non-current portion	23,135	24,995
Restricted assets	26,264	25,760
Receivables, non-current	16,379	18,708
Debt issuance costs, net	13,139	4,848
Deferred tax assets	769	1,109
Other	8,745	8,943

	88,431	84,363

TOTAL ASSETS	$2,901,926	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except
	share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$64,249	$49,642
Accrued liabilities and other	11,158	9,072
Accrued income taxes	10,297	7,547
Accrued payroll and related benefits	5,540	9,342
Accrued interest payable	713	1,060
Current portion of long-term debt and capital lease obligations	30,927	30,831
Current portion of reclamation and mine closure	4,620	4,183

	127,504	111,677
LONG-TERM LIABILITIES
3 1/4% Convertible Senior Notes due March 2028	230,000	—
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	30,409	30,629
Deferred income taxes	572,538	573,681
Obligations under capital leases	21,359	23,661
Other long-term liabilities	5,707	4,679

	1,040,013	812,650
COMMITMENTS AND CONTINGENCIES (See Notes F, I, J, K, L, M, N and O)

SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000 shares in 2008 and 2007, issued 551,841,250 shares in 2008 and 551,512,230 shares in 2007 (1,059,211 shares held in treasury)	551,841	551,512
Additional paid-in capital	1,609,016	1,607,737
Accumulated deficit	(414,609)	(419,331)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	1,351	639

	1,734,409	1,727,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,901,926	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES

Sales of metal	$57,286	$50,860

COSTS AND EXPENSES
Production costs applicable to sales	25,285	21,020
Depreciation and depletion	5,663	7,021
Administrative and general	8,524	6,174
Exploration	3,742	2,882
Pre-development	5,785	—
Litigation settlement	—	507

Total cost and expenses	48,999	37,604

OPERATING INCOME	8,287	13,256

OTHER INCOME AND EXPENSE
Interest and other income	1,331	4,550
Interest expense, net of capitalized interest	(821)	(87)

Total other income and expense	510	4,463

Income from continuing operations before income taxes	8,797	17,719
Income tax provision	(4,076)	(3,701)

NET INCOME	4,721	14,018
Other comprehensive income (loss)	712	(172)

COMPREHENSIVE INCOME	$5,433	$13,846

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Net income	$0.01	$0.05

Diluted income per share:
Net income	$0.01	$0.05

Weighted average number of shares of common stock
Basic	549,965	277,677
Diluted	574,798	302,170
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,721	$14,018
Add (deduct) non-cash items:
Depreciation and depletion	5,663	7,021
Deferred taxes	(928)	373
Unrealized gain on embedded derivatives, net	(1,174)	(35)
Loss on foreign currency translation	1,211	(46)
Share based compensation	1,591	562
Other charges	115	67
Changes in Operating Assets and Liabilities:
Receivables and other current assets	(14,298)	7,408
Inventories	4,597	(5,041)
Accounts payable and accrued liabilities	(9,147)	(1,660)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,649)	22,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(91,679)	(33,311)
Proceeds from sales of short-term investments	51,799	60,160
Capital expenditures	(64,509)	(42,003)
Other	51	468

CASH USED IN INVESTING ACTIVITIES	(104,338)	(14,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	230,000	—
Repayment of long-term debt and capital leases	(2,488)	(286)
Payments of debt issuance costs	(8,385)	—
Proceeds from short-term borrowings	703	—
Common stock repurchased	(372)	(277)
Other	36	(102)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	219,494	(665)

INCREASE IN CASH AND CASH EQUIVALENTS	107,507	7,316

Cash and cash equivalents at beginning of period	98,671	270,672

Cash and cash equivalents at end of period	$206,178	$277,988

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands, except per share, per ounce amounts)
NOTE A — BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia and Empressa Minera Manquiri S.A., Bolnisi Gold N.L. and Palmarejo Silver and Gold Corporation. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.
          Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.
          Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other assets or as a derivative liability in accrued liabilities and

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.
          The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.4 million and $1.8 million during the three months ended March 31, 2008 and 2007, respectively, are recorded as a reduction of revenue.
          At March 31, 2008, the Company had outstanding provisionally priced sales of $61.0 million, consisting of 2.7 million ounces of silver and 18,800 ounces of gold, which had a fair value of approximately $64.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,800. At March 31, 2007, the Company had outstanding provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 23,000 ounces of gold, which had a fair value of approximately $52.5 million including the embedded derivative.
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
          The Company reported ore on leach pad of $43.9 million as of March 31, 2008. Of this amount, $20.8 million is reported as a current asset and $23.1 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
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
          Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there is work in process inventories at the Endeavor and Broken Hill mines, such amounts will be carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.
          Property, Plant, and Equipment: Expenditures for new facilities, assets acquired pursuant to capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.
          Operational Mining Properties and Mine Development: Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Pre-development expense. Capitalization of mine development costs begins once all operating permits are secured, mineralization is classified as proven and probable reserves and a final feasibility study is completed. All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense. Costs incurred during the start-up phase of a mine are expensed as incurred. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve mineralization to proven and probable reserves and the benefit is expected to be realized over a period beyond one year. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of production costs applicable to sales. All other drilling and related costs are expensed as incurred.
          The costs of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory.
          Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interests in the Endeavor and Broken Hill mines using the units of production method.
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
          Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At March 31, 2008 and December 31, 2007, the Company held certificates of deposit and cash under these agreements of $26.3 million and $25.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
          For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note I — Derivative Financial Instruments and Fair Value of Financial Instruments.
          Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with Statement of

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
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
          The Company continues to estimate the fair value of each stock option award using the Black-Scholes option valuation model. In addition, the Company estimates the fair value of performance share grants using a Monte Carlo simulation valuation model. The Company now estimates forfeitures of stock based awards on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed.
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
          The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at March 31, 2008.
          Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months Ended March 31,
	2008	2007
Net income	$4,721	$14,018
Unrealized gain (loss) on marketable securities	(94)	95
Change in fair value of cash flow hedges, net of settlements	806	(273)
Other	—	6

	$5,433	$13,846

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible senior notes outstanding in the three months ended March 31, 2008 and 2007 are as follows:

	For the Period Ended			For the Period Ended
	March 31, 2008			March 31, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$4,721	549,965	$0.01	$14,018	277,677	$0.05
Effect of Dilutive Securities
Equity awards	—	1,149		—	809
1.25% Convertible Notes	63	23,684		74	23,684

Diluted EPS
Net income available to common stockholders	$4,784	574,798	$0.01	$14,092	302,170	$0.05

          For the three months ended March 31, 2008, options to purchase 864,508 shares of common stock at prices between $4.81 to $8.19 per share were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options expire between 2008 and 2018. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS because there is no excess conversion value over the principal amount of the notes.
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
          Recent Accounting Pronouncements and Developments:
          Derivative Instruments
          In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133,

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.
          Accounting for Convertible Debt Instruments
          In May 2008, the FASB issued FSP No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the FSP are not addressed by the existing APB 14. The FSP would require that the liability and equity components of convertible debt instruments within the scope of the FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The staff position is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the accounting for convertible debt instruments.
NOTE C- RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
          On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative instruments and hedging activities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
          On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.
          SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quotes prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.
          The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,160	$18,160	$—	$—
Marketable equity securities	724	724	—	—
Marketable debt securities	90,526	—	90,526	—
Asset-backed commercial paper	5,227	—	—	5,227
Derivative instruments, net	4,575	—	4,575	—

	$119,212	$18,884	$95,101	$5,227

Liabilities:
1.25% debentures	$159,300	$159,300	$—	$—
3.25% debentures	222,254	222,254	—	—

	381,554	381,554	—	—

          The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily commercial paper and U.S. Treasury securities.
          The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
          The Company’s marketable debt securities include investments in corporate and government bonds. These debt securities are valued based on indicative pricing from the underwriting bank. Such investments are generally classified within Level 2 of the fair value hierarchy. The asset backed commercial paper falls within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as liquidity or management’s best estimate.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The Company’s derivative instruments are valued using quoted market prices and significant other observable inputs. Such financial instruments consist of foreign currency contracts and commodities. Such instruments are typically classified within Level 2 of the fair value hierarchy.
          The Company’s debentures are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
NOTE D- INVESTMENTS AND OTHER MARKETABLE SECURITIES
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

	Available-For-Sale Securities
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
As of March 31, 2008
U.S. Corporate	$16,639	$8	$1	$16,632
U.S. Government	75,894	—	—	75,894

Total debt securities	92,533	8	1	92,526
Equity securities	99	—	626	725

	$92,632	$8	$627	$93,251

As of December 31, 2007
U.S. Corporate	$2,000	$—	$—	$2,000
U.S. Government	51,031	—	8	51,039

Total debt securities	53,031	—	8	53,039
Equity securities	99	—	702	801

	$53,130	$—	$710	$53,840

          Gross realized gains and losses are based on a carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were no realized gains and/or losses in 2008 and 2007.
          Asset-Backed Commercial Paper (“ABCP”)
          The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo has investments in non-bank sponsored ABCP, of which $6.3 million is invested in Apsley Trust Class E and $0.5 million in Aurora Trust Class A.
          Since a portion of the assets supporting the commercial paper was invested in U.S. sub-prime residual mortgage-backed securities, the Company determined the fair value of the investments based on the best available market data for such investments at the date of acquisition. Consequently, the Company recorded these investments, as a non-current asset, at their estimated fair value of $5.3 million.
          The fair value of the ABCP is determined based on the Company’s assessment of market conditions at the date of acquisition. No impairments beyond the value initially recorded were deemed necessary at March 31, 2008. The fair value reported may change materially in subsequent periods.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE E — METAL AND OTHER INVENTORIES
          Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Concentrate and doré inventory	$12,169	$11,221
Supplies	9,119	7,697

Metal and other inventories	$21,288	$18,918

NOTE F — STOCK-BASED COMPENSATION PLANS
          The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $2.7 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.
Annual Incentive Plan
          Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for the three months ended March 31, 2008 and 2007, amounted to $2.6 million and $2.2 million, respectively, and relate to accruals in years 2007 and 2006, respectively.
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
          The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at March 31, 2008 for stock options previously awarded. No further awards will be made under this plan.
2003 Long-Term Incentive Plan
          The 2003 Long-Term Incentive Plan (the “LTIP”) was approved by our shareholders on May 20, 2003, and replaced our prior 1989 Long-Term Incentive Plan. Under the plan, we may grant nonqualified stock options, incentive stock options, SARs, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to our executive officers and other key employees.
          The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.5 million shares reserved for issuance under this plan at March 31, 2008. Of the 5.5 million shares, 3.4 million shares can be issued for future grants. There are 1.6 million options and 0.6 million performance shares outstanding under this plan at March 31, 2008.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
Non-Employee Directors’ Plan
          On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the first quarter of 2008 and 2007, 55,782 and 35,486 shares were issued in lieu of $0.3 million and $0.2 million, respectively, of Directors’ fees. At March 31, 2008, 0.3 million shares are reserved for issuance under this plan.
          Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At March 31, 2008, 0.4 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.
          As of March 31, 2008 and 2007, options to purchase 2,562,127 shares and 2,535,065 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $8.19 per share.
          Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. Exercise prices are equal to the fair market value of the shares on the date of the grant. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.
          Restricted stock grants are recorded based on the fair value of the underlying shares on the date of grant and vest in equal installments annually over three years. An additional restricted stock grant of 138,296 shares was issued in the first quarter of 2008, which vests equally over two years. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
          Performance share grants are valued using a Monte Carlo simulation valuation model on the date of grant. Compensation costs ultimately recognized are equal to the grant date fair value. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost over the requisite period regardless of whether the market condition is ever satisfied.
          The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2008 and 2007 for awards of equity instruments was $1.7 million and $0.6 million, respectively. As of March 31, 2008, there was $2.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.4 years.
          The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average fair value of options granted	$2.55	$2.35
Expected volatility	56.2%	58.9%
Expected life	6 years	6 years
Risk-free interest rate	3.0%	4.5%
Expected dividend yield	—	—

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
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
          The following table summarizes stock option activity during the three months ended March 31, 2008:

		Weighted Average
	Shares	Exercise Price

Stock options outstanding at December 31, 2007	2,281,595	$3.42
Granted	418,486	4.62
Exercised	(9,053)	3.92
Canceled/expired	(128,901)	5.23

Stock options outstanding at March 31, 2008	2,562,127	$3.53

          Options to purchase 1,895,172 shares were exercisable at March 31, 2008 at a weighted average exercise price of $3.19.
          As of March 31, 2008, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.6 million and the weighted average period over which these awards are expected to be recognized was 2.5 years.
          The following table summarizes restricted stock activity during the three months ended March 31, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2007	603,195	$4.20
Granted	353,143	4.62
Vested	(265,705)	4.22
Forfeited	(53,569)	4.41

Outstanding at March 31, 2008	637,064	$4.41

          As of March 31, 2008, there was $1.1 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.5 years.
          The following table summarizes performance shares activity during the three months ended March 31, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2007	420,543	$4.45
Granted	214,847	6.27
Forfeited	(76,916)	4.99

Outstanding at March 31, 2008	558,474	$5.08

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          As of March 31, 2008, there was $0.9 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.3 years.
NOTE G- INCOME TAXES
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
          For the three months ended March 31, 2008, the Company reported an income tax provision of approximately $4.1 million compared to an income tax provision of $3.7 million at March 31, 2007. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Current:
United States — Alternative minimum tax	$—	$(233)
United States — Foreign withholding	(177)	(383)
Argentina	(2,093)	(1,598)
Australia	(2,728)	(1,114)
Mexico	(6)	—
Deferred:
United States	474	—
Argentina	309	175
Australia	510	100
Chile	(1,137)	(648)
Mexico	772	—

Income tax benefit (provision)	$(4,076)	$(3,701)

          The income tax provision for the three months ended March 31, 2008 and 2007 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets.
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
          The operating segments are managed separately because each segment represents a distinct use of company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo, Endeavor and Broken Hill mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at the Endeavor and Broken Hill mines are sold to Nystar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
          Financial information relating to the Company’s segments is as follows:
Segment Reporting

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Project	Other	Total
Three Months Ended March 31, 2008

Total net sales of metals	$19,985	$16,957	$8,747	$5,191	$6,406	$—	$—	$—	$—	$57,286

Productions costs applicable to sales	12,790	8,056	3,356	398	685	—	—	—	—	25,285
Depreciation and depletion	590	2,818	909	427	684	—	—	106	129	5,663
Exploration expense	43	863	999	—	—	25	22	1,002	788	3,742
Other operating expenses	—	4	9	—	—	—	150	5,785	8,361	14,309

Interest and other income	5	1,322	(172)	—	—	—	22	(562)	716	1,331
Interest expense	—	—	—	—	—	—	—	—	821	821
Income tax (benefit) expense	—	1,137	1,784	—	—	—	—	(772)	1,927	4,076

Profit (loss)	$6,567	$5,401	$1,518	$4,366	$5,037	$(25)	$(150)	$(6,683)	$(11,310)	$4,721

Segment assets (A)	$54,308	$62,278	$38,703	$45,017	$28,332	$211,585	$310,640	$1,775,954	$7,750	$2,534,567
Capital expenditures	$10	$1,240	$1,816	$—	$—	$36,460	$9,648	$15,326	$9	$64,509
          Revenues from silver sales were $43.3 million and $35.1 million for the three months ended March 31, 2008 and 2007, respectively. Revenues from gold sales were $13.9 million and $15.8 million for the three months ended March 31, 2008 and 2007, respectively.

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total
Three Months Ended March 31, 2007

Total net sales of metals	$27,462	$9,781	$8,012	$1,879	$3,726	$—	$—	$—	$50,860

Productions costs applicable to sales	11,756	4,244	4,281	156	583	—	—	—	21,020
Depreciation and depletion	4,416	1,391	350	157	594	—	—	113	7,021
Exploration expense	—	694	1,210	—	—	—	143	835	2,882
Other operating expenses	—	31	5	—	—	—	22	6,623	6,681

Interest and other income	53	150	(23)	—	—	—	3	4,367	4,550
Interest expense	—	11	—	—	—	—	—	76	87
Income tax expense	—	648	1,496	—	—	—	20	1,537	3,701

Profit (loss)	$11,343	$2,912	$647	$1,566	$2,549	$—	$(182)	$(4,817)	$14,018

Segment assets (A)	$88,091	$43,451	$11,672	$17,541	$30,787	$75,282	$234,624	$6,405	$507,853
Capital expenditures	$1,013	$1,943	$629	$2,018	$—	$11,298	$24,918	$184	$42,003

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)

	March 31,
	2008	2007

Assets
Total assets for reportable segments	$2,534,567	$507,853
Cash and cash equivalents	206,178	277,988
Short-term investments	92,526	43,414
Other assets	68,655	38,330

Total consolidated assets	$2,901,926	$867,585

Geographic Information

Three Months Ended		Long-Lived
March 31, 2008	Revenues	Assets

United States	$19,985	$314,468
Australia	11,597	67,964
Chile	16,957	26,608
Argentina	8,747	19,541
Bolivia	—	185,647
Mexico	—	1,771,087
Other Foreign Countries	—	181

Total	$57,286	2,385,496

Three Months Ended		Long-Lived
March 31, 2007	Revenues	Assets

United States	$27,462	$241,632
Australia	5,605	45,523
Chile	9,781	20,974
Argentina	8,012	3,986
Bolivia	—	65,186
Other Foreign Countries	—	206

Total	$50,860	$377,507

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
          Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
	2008	2007

Asset retirement obligation — January 1	$33,135	$29,909
Accretion	629	565
Settlements	(318)	(306)

Asset retirement obligation — March 31	$33,446	$30,168

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          In addition, the Company has accrued $1.6 million and $1.7 million as of March 31, 2008 and 2007, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Forward Foreign Exchange Contracts
          The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. At March 31, 2008, the Company had foreign exchange contracts of $6.8 million in U.S. dollars. For the three months ended March 31, 2008 and 2007, the Company recorded a realized gain (loss) of $0.2 million and ($0.1) million, respectively, in connection with its foreign currency hedging program. As of March 31, 2008, the fair value of the foreign exchange contracts was an asset of $0.7 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	March 31,
	2008	2007

Beginning balance	$(82)	$(60)
Reclassification to earnings	(234)	22
Change in fair value	1,040	(295)

Ending balance	$724	$(333)

Commodity Derivatives
          The Company has occasionally entered into forward metal sales contracts to manage the price risk associated with a portion of its cash flows against fluctuating gold prices. As of March 31, 2008, the Company had no outstanding forward sales contracts for either gold or silver.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          At March 31, 2008, the Company had outstanding receivables for provisionally priced sales of $61.0 million, consisting of 2.7 million ounces of silver and 18,800 ounces of gold, which had a fair value of approximately $64.7 million, including the embedded derivative. At March 31, 2007, the Company had outstanding receivables for provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 22,600 ounces of gold, which had a fair value of approximately $52.5 million, including the embedded derivative.
NOTE K- LONG-TERM DEBT
3 1/4% Convertible Senior Notes
          On March 18, 2008, the Company completed an offering of $230 million in aggregate principal amount of senior convertible notes due 2028. The notes are unsecured and bear interest at a rate of 3 1/4% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
          Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
          The notes provide for “net share settlement” of any conversions. Pursuant to this feature, upon conversion of the notes, the Company (1) will pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes, and (2) will settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election.
          The notes will be convertible under certain circumstances, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.68 per share of common stock, subject to adjustment in certain circumstances.
          The fair value of the 3 1/4% Senior Convertible Notes is determined by market transactions on or near March 31, 2008. The fair value of the 3 1/4% Senior Convertible Notes as of March 31, 2008 was $222.3 million.
1 1/4% Senior Convertible Notes
          The $180.0 million principal amount of 1 1/4% Senior Convertible Notes due January 2024 outstanding at March 31, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.
          The Company is required to make semi-annual interest payments. The Senior Convertible Notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The Senior Convertible Notes are due at maturity on January 15, 2024.
          The fair value of the 1 1/4% Senior Convertible Notes is determined by market transactions on or near March 31, 2008 and December 31, 2007, respectively. The fair value of the Senior Convertible Notes as of March 31, 2008 and December 31, 2007 was $159.3 million and $156.6 million, respectively.
Bridging Debt Facility
          On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to June 30, 2008, and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of March 31, 2008, the Company had $20 million outstanding under the facility bearing an interest rate of 5.47% included in current portion of long-term debt and capital lease obligations in the balance sheet.
Bank Loan
          On August 30, 2007 (as amended on October 9, 2007), Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset-Backed Commercial Paper, to fund working capital requirements. The credit facility has been extended through May 31, 2008. As of March 31, 2008, $2.0 million had been drawn on the facility, which bears interest at prime less 1.5%. The Company is required to reduce the amount of the outstanding credit facility with any proceeds received from the sale of the Asset-Backed Commercial Paper.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE L- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS
Defined Contribution Plan and 401(k) Plan
          The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.2 million and $0.3 million in the first quarter of 2008 and 2007, respectively.
          The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. Under the matching formula in this plan, the Company matches 100% of the employee’s deferral contribution to a maximum of 3% and matches 50% of the employee’s deferral contribution to a maximum of an additional 1% of the employee’s compensation. Employees have the option of investing in thirteen different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.3 million and $0.3 million in the first quarter of 2008 and 2007, respectively.
          As a result of the sale of Coeur Silver Valley, the Company no longer maintains a post-retirement medical and/or defined benefit pension plans.
NOTE M — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2008. Additionally certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007; this Bolivian labor agreement does not have a fixed term. As of March 31, 2008, the Company had approximately 37.8% of its worldwide labor force covered by collective bargaining agreements.
Termination Benefits
          In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 84% of the workforce was severed by the end of the first quarter of 2008, while the remaining 16% are expected to stay on for residual leaching and reclamation activities. As of March 31, 2008, the total amount expected to be incurred under this plan is approximately $4.9 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of March 31, 2008 was $0.5 million.

	Three Months Ended
	March 31,
	2008	2007

Beginning Balance	$820	$1,959
Accruals	102	139
Payments	(387)	(89)

Ending Balance	$535	$2,009

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $3.4 million as of March 31, 2008.
NOTE N- SIGNIFICANT CUSTOMERS
          The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 34.9% and 54.0% of total metals sales for the three months ended March 31, 2008 and 2007, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.
          The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 65.1% and 46.0% of metals sales for the three months ended March 31, 2008 and 2007, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.
NOTE O- LITIGATION AND OTHER EVENTS
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
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
          This litigation has contributed to an increase in capital costs. While the Company cannot now predict with certainty the outcome of this litigation, it believes it should ultimately prevail. In the event that the Company does not prevail, it could be necessary to seek an alternate site for the tailings disposal facility. The Company has identified an alternate site which it believes can be permitted and has submitted a modified plan to the USFS and other government agencies. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of March 31, 2008, the carrying value of the Kensington project’s long-lived assets was $307.1 million.
          No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on SEC Form 10-K for the year ended December 31, 2007, as well as other publicly available information.
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
          The average price of silver (Handy & Harman) and gold (London Final) for the first three months of 2008 was $17.62 and $925 per ounce, respectively. The market price of silver and gold on May 7, 2008 was $16.57 per ounce and $868 per ounce, respectively.
          Coeur d’Alene Mines Corporation is a large primary silver producer located in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within South America (Chile, Argentina and Bolivia), the United States (Nevada and Alaska), Australia (New South Wales), Mexico (Chihuahua) and Africa (Tanzania). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred collectively as “Coeur” or the “Company.”
          The Company’s business strategy is to capitalize on the ore reserve/mineralized material bases located at its operating mines and the expertise of its management team to continue as a leading primary silver production company through long-term, cash flow generating growth. The principal elements of the Company’s business strategy are to: (i) increase the Company’s silver production and reserves; (ii) decrease cash costs and increase production at the Company’s existing silver mining operations; (iii) transform development-stage properties into producing mines; (iv) acquire operating mines, mineral interests and exploration and/or development properties with a view to reducing the Company’s cash and total costs, providing short-term positive cash flow return and expanding its silver production base and reserves; and (v) continue to explore for new silver and gold discoveries primarily near its existing mine sites and evaluate new opportunities to expand its production through acquisitions and exploration.
          In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters with which management is concerned in evaluating the Company’s financial condition and results of operations include:
•	Rochester Mine. As scheduled, mining activities at Rochester ceased in August 2007 as the mine entered its residual leaching phase, which is expected to continue through 2011. The Company continues to explore its options with respect to this property, including a potential sale of the property and possible follow-up activities related to any favorable results from the Company’s exploration program conducted in the district during 2007. The reduced production being experienced in the residual leaching stage, and ultimate cessation of activities there, will result in a reduction in net sales.

•	Kensington Mine. The Company continues to achieve major milestones in its effort to enable the Kensington Mine to commence production, including the completion of Kensington’s mill, related surface facilities and a tunnel connecting the Kensington and Jualin properties. In addition, the Company continues to cooperate with environmental conservation groups with respect to the use of an alternative site for the construction of the mine’s tailings disposal facility. Further delay in the commencement of production at the Kensington Mine would adversely affect the Company’s costs and liquidity.

•	Cerro Bayo Mine. The Company’s top priority with respect to this mine is to reduce operating costs and increase gold and silver production. As part of the ongoing operational improvement program at the Cerro Bayo mine, in April 2008, the Company announced a temporary suspension of mining operations at this mine, expected to last approximately six weeks, in order to upgrade its electrical infrastructure. On May 5, 2008, the Company announced that the mine has resumed operations ahead of schedule. The continued successful implementation of the improvement program at Cerro Bayo will be key to achieving the Company’s goals of reducing costs and increasing production at this mine.

•	Palmarejo. In December 2007, Coeur completed the acquisition of the Palmarejo project. Capital expenditures for this property are currently estimated to be approximately $225 million and construction activities there are already underway. The Company currently expects to commence commercial production during the first half of 2009. Any significant increase in the capital expenditures and/or delay in the commencement of production would adversely affect the Company’s costs and liquidity.

•	San Bartolome. The Company expects to commence commercial production at its open pit silver development property in Bolivia in the second quarter of 2008, and estimates that initial full scale operating costs will approximate $4.10 per ounce, excluding royalties and production taxes. Other uncertainties associated with the project include the estimated amount of mineralized material there and logistical and other risks associated with mining in Bolivia. If there is a delay in the expected commencement of commercial production, or if operating costs prove to be higher than now estimated, the Company’s results of operations will be adversely affected.

     Operating Highlights and Statistics
South American Operations
          Cerro Bayo Mine:
          On April 8, 2008, the Company announced that as part of the ongoing operational improvement program at the Company’s Cerro Bayo mine in southern Chile, the mine would be upgrading its electrical infrastructure, resulting in a temporary suspension of mining operations for approximately 6 weeks. On May 5, 2008, the Company announced the resumption of operating activities at Cerro Bayo and that the electrical upgrades had been completed ahead of schedule.
          In early 2008, the Company implemented a recovery plan at Cerro Bayo to address the higher costs and lower production rates experienced at the mine in 2007. Key components of this plan include increased underground mine development to provide more operational flexibility, reducing the size of the workforce, improving the training of the workforce using new, more efficient mining methods, an organizational restructuring, and a cost improvement program. The temporary suspension of mining operations is to allow the improvements of the contractor installed electrical distribution systems for both the surface and underground facilities to be undertaken to further improve operational reliability and performance. These investments will also significantly improve worker safety at the mine, which remains the Company’s top priority at all of its operations and projects.
          Silver production was 434,030 ounces and gold production was 10,129 ounces in the first quarter of 2008 compared to 351,948 ounces of silver and 9,428 ounces of gold in the first quarter of 2007. The silver production increase was primarily due to a 56.6% increase in tons mined as a result of the recovery plan initiated late last year to improve mine productivity, grade control and organizational efficiency. Total cash costs per ounce of silver in the first quarter of 2008 were $1.25 per ounce compared to $1.21 per ounce in 2007.
Martha Mine:
          Silver production was 650,636 ounces in the first quarter of 2008 compared to 623,098 ounces in the first quarter of 2007. The increase in silver production was primarily due to higher tons mined, partially offset by lower silver grades. Total cash costs per ounce in the first quarter of 2008 were $6.67 per ounce compared to $6.11 per ounce in 2007. The increase in total cash cost per ounce was primarily due to higher costs of labor, taxes and increased royalties resulting from higher realized metal prices in the first quarter of 2008 compared to the first quarter of 2007.
North American Operations
          Rochester Mine:
          In August of 2007, the Company terminated mining and crushing operations at the Rochester mine as ore reserves were fully mined. Residual heap leaching activities are now ongoing and are expected to continue through 2011. Consequently, silver production was 680,510 ounces and gold production was 5,851 ounces during the first quarter of 2008 compared to 1,182,796 ounces of silver and 14,289 ounces of gold in the first quarter of 2007. Total cash costs per ounce decreased to $(1.26) from $4.92 in the first quarter of 2007. The decrease in cash cost per ounce is primarily due to (i) the fact that only processing costs are being incurred now that mining activities have ceased; and (ii) the by-product credits from the gold produced exceeded operating costs in the 2008 period.

Australia Operations
          Endeavor Mine:
          Silver production at the Endeavor mine in the first quarter of 2008 was 228,499 ounces of silver compared to 160,277 ounces of silver in the first quarter of 2007. This 43% increase in silver production was primarily due to an 81% increase in silver ore grades as compared to the first quarter of 2007. Total cash costs per ounce of silver produced were $2.35 in the first quarter of 2008 compared to $3.19 in the first quarter of 2007. The decrease in cash cost per ounce is primarily due to the increase in silver ounce production.
          On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $43.7 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $26.2 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In January 2008, the mine met the criteria for payment of the additional $26.2 million. On April 1, 2008, the Company paid this amount plus accrued interest at a rate of 7.5% per annum from January 24, 2008. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. The amount was capitalized as a portion of the mineral interest and amortized using the units of production method.
          On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces, up from 17.7 million ounces in the original agreement. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. The Company has received approximately 1.6 million payable ounces to date and the current ore reserve contains approximately 14.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce.
          In connection with the modification of the terms of the agreement, CDE Australia agreed to provide CBH with an advance of up to A$15.0 million of the A$30 million that remains to be paid under the terms of the original agreement. The remaining payment from Coeur to CBH is subject to the Endeavor mine achieving certain operational benchmarks. The advance, in the form of a loan facility, bears interest at 7.75% per annum once drawn by CBH. The term is for a twelve month period with an option for CBH to extend the term for an additional six months. As of March 31, 2008, the facility has terminated and no advances were made under the facility.

          As of March 31, 2008, the Company has recovered approximately 30.9% of the transaction consideration consisting of 1.6 million payable ounces, or 7.9%, of the 20 million payable silver ounces to which Coeur is entitled under the terms of the silver sale and purchase agreement.
          Broken Hill Mine:
          Silver production at the Broken Hill Mine in the first quarter of 2008 was 386,481 ounces compared to 302,848 ounces in the first quarter of 2007. The increase in silver production is primarily due to a 66% increase in tons mined, partially offset by a decrease in silver ore grades and recoveries. Total cash costs per ounce of silver production were $3.72 in the first quarter of 2008 compared to $3.16 in the first quarter of 2007.
          On September 8, 2005, the Company acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.9 million. In addition, CDE Australia will pay PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during the first quarter of 2008.
          While the Company is entitled to all of the silver production and reserves up to a maximum of 17.2 million payable ounces, to date the Company has received 4.5 million payable ounces and the current ore reserve contains approximately 12.5 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. It is expected that future expansion of the ore reserves will occur as a result of conversion of portions of the property’s inventory of mineralized material and future exploration discoveries on the property. Perilya conducts regular exploration to discover new mineralization and define reserves from surface and underground drilling platforms. For its fiscal year 2007/2008 (July/June), Perilya has budgeted A$5.8 million (US$5.1 million) for this work. The Company is not required to contribute to ongoing capital costs at the mine.
          As of March 31, 2008, the Company has recovered approximately 98.1% of the transaction consideration consisting of 4.5 million payable ounces, or 26.2%, of the 17.2 million payable silver ounces to which Coeur is entitled under the terms of the silver sale agreement.
          On March 26, 2008, Perilya Limited, the parent company of PBH, announced a proposal to merge with CBH to create a significant global producer of both zinc and lead concentrates. The proposed transaction is subject to a number of conditions, including CBH shareholder and convertible note holder approvals and Court approval, which Perilya Limited expects to be completed by the end of July, 2008. It is expected that this merger, if completed, will not impact the current agreements between the Company and PBH and CBH, respectively.

          Operating Statistics From Continuing Operations
          The following table presents information by mine and consolidated sales information for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Rochester
Tons processed	—	2,083,272
Ore grade/Ag oz	—	0.76
Ore grade/Au oz	—	0.007
Recovery/Ag oz (A)	—	75.0%
Recovery/Au oz (A)	—	92.6%
Silver production ounces	680,510	1,182,796
Gold production ounces	5,851	14,289
Cash cost/oz	$(1.26)	$4.92
Total cost/oz	$(0.24)	$8.77
Martha Mine
Tons milled	8,977	8,200
Ore grade/Ag oz	74.46	79.64
Ore grade/Au oz	0.081	0.108
Recovery/Ag oz	97.3%	95.4%
Recovery/Au oz	89.9%	94.5%
Silver production ounces	650,636	623,098
Gold production ounces	654	835
Cash cost/oz	$6.67	$6.11
Total cost/oz	$7.96	$6.55
Cerro Bayo
Tons milled	91,517	58,450
Ore grade/Ag oz	5.10	6.35
Ore grade/Au oz	0.123	0.171
Recovery/Ag oz	93.0%	94.9%
Recovery/Au oz	90.2%	94.1%
Silver production ounces	434,030	351,948
Gold production ounces	10,129	9,428
Cash cost/oz	$1.25	$1.21
Total cost/oz	$7.65	$5.09
Broken Hill
Tons milled	500,970	301,617
Ore grade/Ag oz	1.04	1.14
Recovery/Ag oz	74.3%	87.9%
Silver production ounces	386,481	302,848
Cash cost/oz	$3.72	$3.16
Total cost/oz	$5.49	$5.12
Endeavor
Tons milled	247,163	281,781
Ore grade/Ag oz	1.63	0.90
Recovery/Ag oz	56.8%	62.9%
Silver production ounces	228,499	160,277
Cash cost/oz	$2.35	$3.19
Total cost/oz	$4.22	$4.17
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	2,380,156	2,620,967
Gold ounces	16,634	24,552
Cash cost per oz/silver	$2.52	$4.40
Total cost/oz	$4.80	$7.05
CONSOLIDATED SALES TOTALS (B)
Silver ounces sold	2,412,317	2,676,435
Gold ounces sold	14,762	24,632
Realized price per silver ounce	$18.45	$13.74
Realized price per gold ounce	$965	$645

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. In August 2007, mining and crushing activities were terminated and ore reserves were fully mined. See Critical Accounting Policies and Estimates - Ore on Leach Pad.

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
The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in the Statement of Operations:
Three Months Ended March 31, 2008
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	680,510	434,030	650,636	228,499	386,481	2,380,156
Cash Costs per ounce	$(1.26)	$1.25	$6.67	$2.35	$3.72	$2.52

Total Cash Costs	$(855)	$544	$4,340	$537	$1,436	$6,002
Add/Subtract:
Third Party Smelting Costs	—	(1,245)	(374)	(310)	(678)	(2,607)
By-Product Credit	5,393	9,465	612	—	—	15,470
Other Adjustments	102	—	354	—	—	456
Change in Inventory	8,150	(708)	(1,576)	171	(73)	5,964
Depreciation, depletion and amortization	590	2,778	837	427	684	5,316

Production costs applicable to sales	$13,380	$10,834	$4,193	$825	$1,369	$30,601

Three Months Ended March 31, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,182,796	351,948	623,098	160,277	302,848	2,620,967
Cash Costs per ounce	$4.92	$1.21	$6.11	$3.19	$3.16	$4.40

Total Cash Costs	$5,821	$427	$3,809	$511	$958	$11,526
Add/Subtract:
Third Party Smelting Costs	—	(606)	(519)	(368)	(367)	(1,860)
By-Product Credit	9,277	6,139	544	—	—	15,960
Other Adjustments	139	—	—	—	—	139
Change in Inventory	(3,481)	(1,787)	518	12	(7)	(4,745)
Depreciation, depletion and amortization	4,416	1,365	271	157	594	6,803

Production costs applicable to sales	$16,172	$5,538	$4,623	$312	$1,178	$27,823

Exploration Activity
In the first quarter, the Company committed approximately $4.5 million (US) to its global exploration program. The majority of this was devoted to exploration around its large operating properties.
Cerro Bayo Mine (Chile)
          Exploration at Cerro Bayo during the first quarter of 2008 focused on reserve development/delineation drilling and discovery of new mineralization, principally at the Coiues Este, which occurs about one kilometer east the mill facility. Approximately 9,900 meters (32,400 feet) were drilled in the two programs. Positive results were received from both programs and are expected to produce additional reserves and mineralized material. In addition, exploratory drilling was also conducted in the Cascada area in the southern part of the large Cerro Bayo district.
Martha Mine (Argentina)
          At Martha, 2,700 meters (8,858 feet) of drilling was completed during the first quarter of 2008 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine and the new Betty and Isabel vein systems to the north of the mine. Drilling will continue throughout the year on these and other targets in the Martha mine district.
          In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the first quarter of 2008, the Company focused this effort on the Joaquin, Sol de Mayo and Satellite properties. Joaquin is one of two properties on which the Company has an option to acquire a joint venture interest with Mirasol Resources Ltd. Sol de Mayo and Satellite are controlled by the Company under separate options to purchase with private Argentina business interests.
Palmarejo (Mexico)
          Exploration is underway at the Company’s new Palmarejo property in the Sierra Madre Occidental of northern Mexico. The focus of this work was drilling on the Guadalupe deposit designed to expand the size of the known silver and gold mineralization. A total of 2,995 meters (9,824 feet) of drilling was completed in the quarter.
Tanzania (Africa)
          In the first quarter of 2008, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania, consisting of additional mapping, sampling and data modeling to refine the next phase of drilling. Core drilling is expected to commence in the second quarter initially at Kiziba Hill.
Development Projects:
San Bartolomé (Bolivia)
          During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolomé mine. The Company estimates the total capital cost (excluding political risk insurance premiums and capitalized interest) at San Bartolomé to be approximately $228 million, of which $157.7 million has been incurred as of March 31, 2008. The Company estimates initial operating costs, once the plant achieves full scale operations, of $4.10 per silver ounce, excluding insurance, royalties and production taxes of $2.03 per ounce. Based on the current development schedule, the Company expects commercial production to begin in the second quarter of 2008 and expects to produce 6 million ounces of silver during the remainder of 2008 and production of approximately 9 million ounces of silver during 2009. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above.
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
          We have obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The policy is in the amount of $155 million and covers 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy is expected to cost approximately $3.4 million, which is capitalized during the development and construction phases and expensed (at approximately $0.21 per ounce of silver produced) when the project commences commercial production.
Palmarejo (Mexico)
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
          The Palmarejo project (including the Trogan license area), the principal asset of Bolnisi and Palmarejo, is located in the state of Chihuahua in northern Mexico, approximately 15 kilometers northwest of the township of Temoris, where Bolnisi has established field headquarters. Temoris is approximately 420 kilometers southwest from the city of Chihuahua, the state capital, where Bolnisi has established its Mexican headquarters. In addition to the Palmarejo project, the Company also acquired the Yecora exploration-stage property located in Sonora, on the border with Chihuahua and the El Realito exploration-stage property in Chihuahua. Due to the focus of activities on the Palmarejo project, no exploration work was undertaken at the Yecora or El Realito projects during the first quarter of 2008.
          The Palmarejo project contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions which covers the old Palmarejo gold-silver mine based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems have been identified in the district, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and are currently under investigation by the Company’s exploration teams.
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
          The capital cost of the project, from the time the Company acquired it on December 21, 2007 to the commencement of commercial production, is currently estimated to be approximately $225 million. Based upon the original prefeasibility report, it is expected that the project will commence commercial production in the first half of 2009 and is expected to produce approximately 10.5 million ounces of silver and 115,000 ounces of gold annually at an average cash cost per silver ounce of ($1.40) including gold by-product credit. The Company is currently completing the final updated feasibility study, which is expected to be completed in the second quarter of 2008. No assurances can be made that the project will achieve its schedule and cost estimates.
          The Company has budgeted over $8.0 million for exploration at the Palmarejo District in 2008, its first year of exploration since completion of the acquisition, in an attempt to discover new silver and gold mineralization and define new ore reserves.
Kensington (Alaska)
          The Kensington property, which contains the project’s reserves, consists of over 6,100 acres of patented (750 acres) and unpatented federal mining claims and state claims. The adjacent Jualin property to the south consists of 9,236 acres of patented and unpatented federal mining claims and state claims.
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
          The Company cannot predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted. In the event that the Company does not prevail, the Company has identified an alternate site for the tailings disposal facility which it believes can be permitted and has submitted a modified plan of operations to the USFS. As a part of the modified plan of operations, the Company entered into a Memorandum of Understanding in April 2008 with Goldbelt Incorporated, an Alaska Native corporation, focusing on development of an alternative transportation plan that would transport mine workers from Juneau to Yankee Cove, and then by boat from Yankee Cove to the Kensington mine site.
          The Kensington litigation has contributed to an increase in capital costs. The Company has expended approximately $275.6 million (excluding capitalized interest) as of March 31, 2008. The Company expects the cash cost of production to be approximately $310 per ounce of gold in the initial years of operation. Total expenditures by the Company at the Kensington property in the three months ended March 31, 2008 were $9.7 million. Such expenditures were used to continue the permitting and development activities. The Company plans to spend approximately $25.7 million on the project during 2008. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of March 31, 2008, the carrying value of the Kensington project’s long-lived assets was $307.1 million.
          The Company believes that commercial production could commence in 2009, subject to successful resolution of the permitting and litigation issues described above and completion of associated construction of the tailings facility. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.
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
          At March 31, 2008, the Company had outstanding provisionally priced sales of $61.0 million, consisting of 2.7 million ounces of silver and 18,800 ounces of gold, which had a fair value of approximately $64.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,800. At March 31, 2007, the Company had outstanding provisionally priced sales of $51.4 million, consisting of 2.8 million ounces of silver and 23,000 ounces of gold, which had a fair value of approximately $52.5 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $28,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $23,000.
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
          We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the periods ended March 31, 2008 and 2007.
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
          Our reported inventories include metals estimated to be contained in the ore on leach pad of $43.9 million as of March 31, 2008. Of this amount, $20.8 million is reported as a current asset and $23.1 million is reported as a non-current asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.
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

          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$2.20	$3.51	$4.37	$1.00	$1.80	$2.44
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(4.48)	$(6.27)	$(6.27)	$(1.31)	$(3.08)	$(5.61)
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
          The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2006 are subject to examination. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest or penalties at March 31, 2008.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
          Sales of metal from continuing operations in the first quarter of 2008 increased by $6.4 million, or 12.6%, from the first quarter of 2007 to $57.3 million. The increase in sales of metal was primarily due to increased metal prices realized, which was offset by a decrease in the quantity of silver and gold ounces sold. In the first quarter of 2008, the Company sold 2.4 million ounces of silver and 14,762 ounces of gold compared to 2.7 million ounces of silver and 24,632 ounces of gold for the same period in 2007. Realized silver and gold prices were $18.45 and $965 per ounce, respectively, in the first quarter of 2008 compared to $13.74 and $645 in the comparable quarter of 2007.
          Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. During the first quarter of 2008, by-product revenues totaled $13.9 million compared to $15.8 million in the first quarter of 2007. The decrease is due to a decrease in the quantity of gold sold in the first quarter of 2008. The Company believes, based on best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
          In the first quarter of 2008, the Company produced a total of 2.4 million ounces of silver and 16,634 ounces of gold, compared to 2.6 million ounces of silver and 24,552 ounces of gold in the first quarter of 2007. The decrease in silver and gold production is primarily due to decreased production at the Rochester mine.
Costs and Expenses
          Production costs applicable to sales from continuing operations in the first quarter of 2008 increased by $4.3 million, or 20.3%, from the first quarter of 2007 to $25.3 million. The increase in production costs in the first quarter of 2008 is primarily due to higher costs per ounce associated with the drawdown of Rochester’s heap leach inventory which is recognized as expense as ounces are recovered from the leaching process and sold. In addition, the increase in production costs is attributed to higher costs of labor, fuel, power and other consumables.
          Depreciation and depletion decreased by $1.4 million, or 19.3%, in the first quarter of 2008 compared to the prior year’s first quarter, primarily due to decreased depreciation and depletion expense attributable to the Rochester mine due to cessation of mining and crushing activities in August 2007.
          Administrative and general expenses increased by $2.4 million in the first quarter of 2008 compared to the same period in 2007 primarily due to compensation costs associated with the Company’s annual incentive plan and increases in other corporate expenses.
          Exploration expenses increased by $0.9 million to $3.7 million in the first quarter of 2008 compared to $2.9 million in the same period of 2007 as a result of increased exploration activity.
          Pre-development expenses of $5.8 million were recorded as a result of pre-development activity at the Palmarejo project during the first quarter of 2008. The Company plans to complete its final feasibility study in the second quarter of 2008 and to then commence capitalizing its mine development expenditures for the remainder of 2008. No pre-development expenses were recorded in the first quarter of 2007.
          During the first quarter of 2007, the Company accrued the final $0.5 million royalty to the U.S. Government called for under the May 2001 settlement agreement relating to the federal natural resources action commenced against the Company in March 1996. The final payment was made early in the second quarter of 2007. No royalty payments were accrued or made during the first quarter of 2008.

Other Income and Expenses
          Interest and other income in the first quarter of 2008 decreased by $3.2 million to $1.3 million compared with the first quarter of 2007. The decrease was primarily due to lower levels of invested cash and short-term investments and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments.
          Interest expense increased to $0.8 million in the first quarter of 2008 compared to $0.1 million in the first quarter of 2007 due to increased short-term borrowings. Capitalized interest was $0.8 million in the first quarter of 2008 compared to $0.6 million in the prior year’s first quarter.
Income Taxes
          For the three months ended March 31, 2008, the Company reported an income tax provision of approximately $4.1 million compared to an income tax provision of $3.7 million in the first quarter of 2007. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Current:
United States — Alternative minimum tax	$—	$(233)
United States — Foreign withholding	(177)	(383)
Argentina	(2,093)	(1,598)
Australia	(2,728)	(1,114)
Mexico	(6)	—
Deferred:
United States	474	—
Argentina	309	175
Australia	510	100
Chile	(1,137)	(648)
Mexico	772	—

Income tax provision	$(4,076)	$(3,701)

          During the first quarter of 2008, due to higher metal prices, the Company recognized a current provision in certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.2 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a net $0.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences in the various foreign jurisdictions.
          During the first quarter of 2007, due to higher metals prices and additional proven and probable reserves, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.4 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a $0.6 million deferred tax provision in Chile as projections of future pre-tax income were previously sufficient to utilize all remaining net operating loss carry-forwards and a $0.3 million benefit in other foreign jurisdictions as a result of recognition of deferred taxes on deductible temporary differences. During the first quarter of 2007, the Company recorded $0.5 million in additional income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
          The Company’s working capital (defined as current assets less current liabilities) at March 31, 2008, increased by $148.1 million to approximately $300.5 million compared to $152.4 million at December 31, 2007. The increase in working capital was primarily a result of the issuance on March 18, 2008 of the Company’s 3 1/4% Convertible Senior Notes due March 2028 in the aggregate principal amount of $230 million. The ratio of current assets to current liabilities was 3.4 to 1 at March 31, 2008, compared to 2.4 to 1 at December 31, 2007.
          Net cash used in operating activities in the three months ended March 31, 2008 was $7.6 million compared to net cash provided by operating activities of $22.7 million in the three months ended March 31, 2007. The decrease of $30.3 million in cash flow from operations is primarily due to changes in net income, inventories and receivables related to accrued metal sales and increases in recoverable value added taxes in Bolivia in connection with the San Bartolomé project. Net cash used in investing activities in the first quarter of 2008 was $104.3 million compared to net cash used in investing activities of $14.7 million in the prior year’s comparable period. The increase of $89.6 million in cash used in investing activities is primarily due to an increase in capital expenditures related to the construction activities at the San Bartolomé, Palmarejo and Kensington projects and purchases of short-term investments. Net cash provided by financing activities was $219.5 million in the first quarter of 2008, compared to $0.7 million net cash used in the first quarter of 2007. The increase was primarily due to cash proceeds from the issuance on March 18, 2008 of the Company’s 3 1/4% Convertible Senior Notes due 2028 in the aggregate principal amount of $230 million.
          At March 31, 2008, the Company had $298.7 million of cash, cash equivalents and short-term investments. Management believes that its existing and available cash and short-term investments and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $340 million will be spent in the remainder of 2008 on capital expenditures at its operating mines and development-stage properties.
Capital Expenditures
          During the first quarter of 2008, the Company expended $64.5 million in capital expenditures consisting of $36.5 million at San Bartolome, $15.3 million at Palmarejo, $9.6 million at Kensington, $1.8 million at the Martha mine and $1.2 million at the Cerro Bayo mine.
Debt and Capital Resources
3.25% Convertible Senior Notes Due 2028
          On March 18, 2008, the Company issued $230 million in aggregate principal amount of convertible senior notes due 2028 to be issued under an effective shelf registration statement on file with the U.S. Securities and Exchange Commission.
          The notes are unsecured and bear interest at a rate of 3 1/4% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes will mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
          Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
          The notes provide for “net share settlement” of any conversions, which limits the number of shares of common stock to be issued in the future. Pursuant to this feature, upon conversion of the notes, the Company (1) will pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes, and (2) will settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election.
          The notes will be convertible under certain circumstances, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.68 per share of common stock (representing a 30% conversion premium based on the closing price of $4.37 per share of the Company’s common stock on March 12, 2008), subject to adjustment in certain circumstances.
          The Company intends to use the proceeds of this offering to complete the construction of the San Bartolomé silver project in Bolivia and fund construction of the Palmarejo silver/gold project in Mexico. Any additional remaining proceeds may be used to repay borrowings under the Company’s bridge loan facility and bank facility and for general corporate purposes.
Acquisitions of Bolnisi and Palmarejo
          On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi Gold NL and Palmarejo Gold and Silver Corporation in exchange for a total of approximately 272 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and the assumption of liabilities of $0.7 billion. Coeur issued 0.682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 2.715 shares of Coeur common stock and C$0.004 in cash (or approximately US $0.1 million in the aggregate) for each Palmarejo common share. The total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.
          Palmarejo is engaged in the exploration and development of silver and gold properties located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo project.” The capital cost of the project, from the time the Company acquired it on December 21, 2007 to the commencement of commercial production, is currently estimated to be approximately $225 million. Based upon the original prefeasibility report, it is expected that the project will commence commercial production in the first half of 2009 and is expected to produce approximately 10.5 million ounces of silver and 115,000 ounces of gold annually at an average cash cost per silver ounce of ($1.40), including gold by-product credits. The Company is currently completing the final updated feasibility study, which is expected to be completed in the second quarter of 2008. No assurances can be made that the project will achieve its schedule and cost estimates discussed above.
Bridging Debt Facility
          On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to June 30, 2008, and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of March 31, 2008, the Company had $20 million outstanding under the facility bearing an interest rate of 5.47% included in current portion of long-term debt and capital lease obligations in the balance sheet. The Company expects to pay the balance of $20 million in the second quarter of 2008.

Bank Loan
          On August 30, 2007 (as amended on October 9, 2007), Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset-Backed Commercial Paper, to fund working capital requirements. The credit facility has been extended through May 31, 2008. As of March 31, 2008, $2.0 million had been drawn on the facility, which bears interest at prime less 1.5%. The Company is required to reduce the amount of the outstanding credit facility with any proceeds received from the sale of the Asset-Backed Commercial Paper. The Company expects to pay the balance of $2.0 million in the second quarter of 2008.
Litigation and Other Events
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
          The Company cannot predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted. In the event that the Company does not prevail, the Company has identified an alternate site for the tailings disposal facility which it believes can be permitted and has submitted a modified plan of operations to the USFS. As a part of the modified plan of operations, the Company entered into a Memorandum of Understanding in April 2008 with Goldbelt Incorporated, an Alaska Native corporation, focusing on development of an alternative transportation plan that would transport mine workers from Juneau to Yankee Cove, and then by boat from Yankee Cove to the Kensington mine site.
          The Kensington litigation has contributed to an increase in capital costs. The Company has expended approximately $275.6 million (excluding capitalized interest) as of March 31, 2008. The Company expects the cash cost of production to be approximately $310 per ounce of gold in the initial years of operation. Total expenditures by the Company at the Kensington property in the three months ended March 31, 2008 were $9.7 million. Such expenditures were used to continue the permitting and development activities. The Company plans to spend approximately $25.2 million on the project during 2008. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of March 31, 2008, the carrying value of the Kensington project’s long-lived assets was $307.1 million.
          The Company believes that commercial production could commence in 2009, subject to successful resolution of the permitting and litigation issues described above and completion of associated construction of the tailings facility. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will place the Kensington project into commercial production.
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
          At March 31, 2008, the Company had outstanding provisionally priced sales of $61.0 million, consisting of 2.7 million ounces of silver and 18,800 ounces of gold, which had a fair value of approximately $64.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $18,800.
          The Company operates in several foreign countries, specifically Bolivia, Chile, Argentina and Mexico, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. At March 31, 2008, the Company had foreign exchange contracts of $6.8 million in U.S. dollars. For the three months ended March 31, 2008, the Company recorded a realized loss of approximately $0.2 million in connection with its foreign currency hedging program. As of March 31, 2008, the fair value of the foreign exchange contracts was an asset of $0.7 million.
          All of the Company’s long-term debt at March 31, 2008, is fixed-rate based. The fair value of the Company’s long-term debt at March 31, 2008 was $159.3 million and $222.3 million related to its 1 1/4%

and 3 1/4% Senior Convertible Notes, respectively. The fair value was estimated based upon bond market closing prices on or near March 31, 2008.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
          The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2008, that the Company’s disclosure controls and procedures were effective at a reasonable level.
(b) Changes in Internal Control Over Financial Reporting
          Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1A. Risk Factors
          Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.
The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.
          Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 76% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.
          The market prices of silver (Handy & Harman) and gold (London Final) on May 7, 2008 were $16.57 and $868 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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

          The Company cannot predict the potential for obtaining further appeal or if it will prevail upon appeal if one is granted. In the event that the Company does not prevail, the Company has identified an alternate site for the tailings disposal facility which it believes can be permitted and has submitted a modified plan of operations to the USFS. As a part of the modified plan of operations, the Company entered into a Memorandum of Understanding in April 2008 with Goldbelt Incorporated, an Alaska Native corporation, focusing on development of an alternative transportation plan that would transport mine workers from Juneau to Yankee Cove, and then by boat from Yankee Cove to the Kensington mine site.
          The Kensington litigation has contributed to an increase in capital costs. The Company has expended approximately $275.6 million (excluding capitalized interest) as of March 31, 2008. The Company expects the cash cost of production to be approximately $310 per ounce of gold in the initial years of operation. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $606 per ounce. As of March 31, 2008, the carrying value of the Kensington project’s long-lived assets was $307.1 million.
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
          Additionally, the value allocated to Kensington’s long-lived assets will be subject to assessments of recoverability under SFAS 144 and these assessments could result in writedowns of carrying values in future periods.
The Palmarejo project involves significant risks associated with development and commencement of commercial production.
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
          We based our ore reserve determinations as of December 31, 2007 on a long-term silver price average of $11 per ounce, with the exception of the Endeavor mine which uses $15 per ounce and the Broken Hill mine which uses $13.50 per ounce of silver, and a long-term gold price average of $600 per ounce for all properties with the exception of the Kensington property which used a gold price of $550 per ounce. On May 7, 2008 silver and gold prices were $16.57 per ounce and $868 per ounce, respectively.
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
          Our reported inventories include metals estimated to be contained in the ore on leach pad of $43.9 million as of March 31, 2008. Of this amount, $20.8 million is reported as a current asset and $23.1 million is reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.
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

          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$2.20	$3.51	$4.37	$1.00	$1.80	$2.44
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(4.48)	$(6.27)	$(6.27)	$(1.31)	$(3.08)	$(5.61)
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

Significant construction and other risks are associated with our development projects that could result in delays and/or higher than anticipated costs in connection with the completion of construction and commencement of mining operations there.
           Our ability to estimate the time and costs associated with the completion of construction of mining and processing facilities at our development properties, such as San Bartolomé, Kensington and Palmarejo, is subject to the inherent uncertainties associated with construction, commissioning and start-up activities of such facilities and commencement of operations.
Our business depends on good relations with our employees.
          The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of March 31, 2008, unions represented approximately 37.8% of our worldwide workforce. On that date, the Company had 277 employees at its Cerro Bayo mine and 120 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2008. Additionally, the Company had 34 employees at its San Bartolomé project working under a labor agreement which does not have a fixed term.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum number
(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased(1)	(or unit)	or programs	programs

1/1/08 - 1/31/08	—	—	—	—

2/1/08 - 2/29/08	40,395	$4.82	—	—

3/1/08 - 3/31/08	43,721	$4.05	—	—

Total	84,116	$4.42	—	—

(1) Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.
Item 6. Exhibits
               Exhibits.
4.1	Indenture, dated March 18, 2008, by and among the Registrant and The Bank of New York, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 20, 2008).

4.2	First Supplemental Indenture, dated March 18, 2008, by and among the Registrant and The Bank of New York, as trustee (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 20, 2008).

10.1	Third Amendment to Employment Agreement, dated March 7, 2008, between the Registrant and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10 to the Registrant’s Form 8-K filed on March 10, 2008)

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated May 12, 2008	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated May 12, 2008	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer

Dated May 12, 2008	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and Chief Accounting Officer