Form 10-Q
period 2008-06-30
COEUR D ALENE MINES CORP
filed 2008-08-08
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer |X|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |_|

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Applicable only to corporate issuers: Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 551,917,299 shares were issued and outstanding as of August 5, 2008.

COEUR D’ALENE MINES CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - Unaudited	3
	June 30, 2008 and December 31, 2007
	Consolidated Statements of Operations and	5
	Comprehensive Income - Unaudited
	Three and Six Months Ended June 30, 2008 and 2007
	Consolidated Statements of Cash Flows - Unaudited	6
	Three and Six Months Ended June 30, 2008 and 2007
	Notes to Consolidated Financial Statements - Unaudited	7
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54
Part II.	Other Information	55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 6.	Exhibits	61

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$97,842	$98,671
Short-term investments	88,665	53,039
Receivables	76,556	56,121
Ore on leach pad	19,219	25,924
Metal and other inventory	28,439	18,918
Deferred tax assets	2,745	3,573
Prepaid expenses and other	8,293	7,821

	321,759	264,067
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	415,563	322,733
Less accumulated depreciation	(80,074)	(69,937)

	335,489	252,796
MINING PROPERTIES
Operational mining properties	217,921	143,324
Less accumulated depletion	(128,002)	(124,401)

	89,919	18,923
Mineral interests	1,758,226	1,731,715
Less accumulated depletion	(13,978)	(11,639)

	1,744,248	1,720,076
Non-producing and development properties	299,019	311,469

	2,133,186	2,050,468
OTHER ASSETS
Ore on leach pad, non-current portion	15,520	24,995
Restricted assets	25,926	25,760
Receivables, non-current	22,021	18,708
Debt issuance costs, net	13,122	4,848
Deferred tax assets	775	1,109
Other	8,905	8,943

	86,269	84,363

TOTAL ASSETS	$2,876,703	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,950	$49,642
Accrued liabilities and other	9,687	9,072
Accrued income taxes	7,512	7,547
Accrued payroll and related benefits	7,469	9,342
Accrued interest payable	3,144	1,060
Credit facility, current portion of long-term debt and capital lease obligations	27,055	30,831
Current portion of reclamation and mine closure	4,909	4,183

	112,726	111,677
LONG-TERM LIABILITIES
3 1/4% Convertible Senior Notes due March 2028	230,000	--
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Reclamation and mine closure	29,970	30,629
Deferred income taxes	568,750	573,681
Obligations under capital leases	20,648	23,661
Other long-term liabilities	6,391	4,679

	1,035,759	812,650
COMMITMENTS AND CONTINGENCIES
(See Notes F, I, J, K, L, M, N and O)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000 shares in 2008 and 2007, issued 551,923,705 shares in 2008 and
551,512,230 shares in 2007 (1,059,211 shares held in treasury)	551,924	551,512
Additional paid-in capital	1,609,160	1,607,737
Accumulated deficit	(419,987)	(419,331)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income	311	639

	1,728,218	1,727,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,876,703	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES	(In thousands except per share data)
Sales of metal	$50,024	$51,664	$107,310	$102,524
COSTS AND EXPENSES
Production costs applicable to sales	24,873	26,740	50,158	47,760
Depreciation and depletion	6,306	5,753	11,969	12,774
Administrative and general	7,032	5,710	15,557	11,884
Exploration	4,725	2,549	8,468	5,430
Pre-development	10,657	--	16,441	--
Litigation settlement	--	--	--	507

Total cost and expenses	53,593	40,752	102,593	78,355

OPERATING INCOME (LOSS)	(3,569)	10,912	4,717	24,169

OTHER INCOME AND EXPENSE
Interest and other income	177	4,316	1,507	8,866
Interest expense, net of capitalized interest	(867)	(83)	(1,687)	(170)

Total other income and expense	(690)	4,233	(180)	8,696

Income (loss) from continuing operations before income taxes	(4,259)	15,145	4,537	32,865
Income tax provision	(1,118)	(3,227)	(5,193)	(6,928)

NET INCOME (LOSS)	(5,377)	11,918	(656)	25,937
Other comprehensive income (loss)	(1,040)	688	(328)	516

COMPREHENSIVE INCOME (LOSS)	$(6,417)	$12,606	$(984)	$26,453

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.04	$0.00	$0.09

Diluted	$(0.01)	$0.04	$0.00	$0.09

Weighted average number of shares of common stock
Basic	550,096	277,763	550,030	277,720
Diluted	550,096	302,240	550,030	302,205

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,377)	$11,918	$(656)	$25,937
Add (deduct) non-cash items:
Depreciation and depletion	6,306	5,753	11,969	12,774
Deferred taxes	(2,972)	901	(3,900)	1,274
Unrealized loss on embedded derivative, net	4,698	1,125	3,524	1,090
Share based compensation	297	1,044	1,888	1,606
Other	(830)	(252)	496	(231)
Changes in Operating Assets and Liabilities:
Receivables and other assets	(12,178)	(1,780)	(26,659)	5,784
Prepaid and other current assets	257	(3,004)	440	(3,160)
Inventories	2,062	(404)	6,659	(5,446)
Accounts payable and accrued liabilities	5,162	(3,757)	(3,985)	(5,417)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,575)	11,544	(10,224)	34,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,127)	(57,701)	(168,636)	(99,704)
Purchases of short-term investments	(153,943)	(17,267)	(245,622)	(50,578)
Proceeds from sales of short-term investments	157,911	22,101	209,709	82,261
Other	(89)	(41)	(38)	427

CASH USED IN INVESTING ACTIVITIES	(100,248)	(52,908)	(204,587)	(67,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	--	--	230,000	--
Repayment of credit facility, long-term debt and capital leases	(5,338)	(392)	(7,826)	(778)
Proceeds from short-term borrowings	--	--	694	--
Payment of debt issuance costs	(166)	--	(8,550)	--
Common stock repurchased	--	--	(372)	(277)
Other	(9)	--	36	(2)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,513)	(392)	213,982	(1,057)

DECREASE IN CASH AND CASH EQUIVALENTS	(108,336)	(41,756)	(829)	(34,440)
Cash and cash equivalents at beginning of period	206,178	277,988	98,671	270,672

Cash and cash equivalents at end of period	$97,842	$236,232	$97,842	$236,232

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands, except per share, per ounce amounts)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2007.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia, Empressa Minera Manquiri S.A., Bolnisi Gold N.L. and Palmarejo Silver and Gold Corporation. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $3.2 million and $2.0 million and $5.7 million and $3.7 million during the three and six months ended June 30, 2008 and 2007, respectively, were recorded as a reduction of revenue.

        At June 30, 2008, the Company had outstanding provisionally priced sales of $63.4 million, consisting of 2.7 million ounces of silver and 16,700 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700. At June 30, 2007, the Company had outstanding provisionally priced sales of $73.1 million, consisting of 3.8 million ounces of silver and 34,159 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,300; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $34,200.

        Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government, and corporate securities and all are classified as available-for-sale and are reported at fair value with maturities that range from three months to forty years. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss. The Company maintains a pledge of collateral agreement to reserve $1.0 million against the investment portfolio to cover credit exposure related to ACH transactions.

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

        The Company reported ore on leach pad of $34.7 million as of June 30, 2008. Of this amount, $19.2 million was reported as a current asset and $15.5 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

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

        Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there is work in process inventories at the Endeavor and Broken Hill mines, such amounts will be carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor and Broken Hill mines are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

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

        Operational Mining Properties and Mine Development: Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred during the start-up phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Pre-development expense. All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        Drilling and related costs incurred at our operating mines are expensed as incurred as exploration expense, unless we can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. Our assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. All other drilling and related costs, including those beyond the boundaries of the development and production stage properties, are expensed as incurred.

        Drilling and related costs of approximately $0.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2008 and $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2007, met the criteria for capitalization listed above at our properties that are in the development and production stages.

        The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in production costs applicable to sales in the same period as the revenue from the sale of inventory.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2008 and December 31, 2007, the Company held certificates of deposit and cash under these agreements of $25.9 million and $25.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

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

        The Company continues to estimate the fair value of each stock option award using the Black-Scholes option valuation model. In addition, the Company estimates the fair value of performance share grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock based awards on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        During the second quarter of 2008, the Company provided liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 requires that we evaluate positions taken or expected to be taken in our income tax filings under jurisdictions where we are required to file tax returns and provide liability for any positions that do not meet a “more likely than not” likelihood of being sustained if examined by tax authorities. At June 30, 2008, the Company recorded an accrual of $0.7 million to correct for immaterial errors related to uncertain tax positions, and we expect this liability to increase by approximately $0.1 million by December 31, 2008. The Company has substantially concluded all U.S. Federal Income tax matters for years through 1999. Federal Income tax returns for 2000 through 2007 are subject to examination. The Company recognizes potential incurred interest and penalties related to unrecognized tax benefits in income tax expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.

        Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(5,377)	$11,918	$(656)	$25,937
Unrealized gain (loss) on marketable securities	(21)	66	(115)	161
Change in fair value of cash flow hedges,
net of settlements	(1,019)	622	(213)	349
Other	--	--	--	6

	$(6,417)	$12,606	$(984)	$26,453

        Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible Senior Notes outstanding in the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(5,377)	550,096	$(0.01)	$(656)	550,030	$--
Effect of Dilutive Securities
Equity awards	--	--	--	--	--	--
1.25% Convertible Notes	--	--	--	--	--	--

Diluted EPS
Net income (loss) available to common stockholders	$(5,377)	550,096	$(0.01)	$(656)	550,030	$--

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(In thousands except for EPS)	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$11,918	277,763	$0.04	$25,937	277,720	$0.09
Effect of Dilutive Securities
Equity awards	--	793	--	--	801	--
1.25% Convertible Notes	74	23,684	--	148	23,684	--

Diluted EPS
Net income available to common stockholders	$11,992	302,240	$0.04	$26,085	302,205	$0.09

Potentially dilutive shares (23,684,211 shares attributed to the 1.25% Convertible Senior Notes and 3,124,062 shares attributed to outstanding options and non-vested shares) have been excluded from the earnings per share calculation for the three and six months ended June 30, 2008 as their effect was anti-dilutive. The 3 ¼% Convertible Senior Notes were not included in the computation of diluted EPS because there is no excess conversion value over the principal amount of the notes.

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

        Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. On June 27, 2008 the Company reclassified approximately $71.8 million from non-producing and development properties to operational mining properties related to the commencement of operations at the San Bartolomé mine.

        Recent Accounting Pronouncements and Developments:

        Accounting for Convertible Debt Instruments

        In May 2008, the FASB issued FSP No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the FSP are not addressed by the existing APB 14. The FSP would require that the liability and equity components of convertible debt instruments within the scope of the FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $140.1 million of debt discount will be recorded and the effective interest rate on the Company’s 3 1/4% Convertible Senior Notes will increase by approximately 7.6 percentage points to 10.8% for the amortization of the debt discount.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

NOTE C- RECENTLY ADOPTED ACCOUNTING STANDARDS

        On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative instruments and hedging activities at fair value in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

        On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157" (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

        The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$40,929	$40,929	$--	$--
Marketable equity securities	701	701	--	--
Marketable debt securities	86,847	86,847	--	--
Asset-backed commercial paper	5,289	--	--	5,289
Derivative instruments, net	(1,351)	--	(1,351)	--

	$132,415	$128,477	$(1,351)	$5,289

Liabilities:
1.25% debentures	$151,650	$151,650	$--	$--
3.25% debentures	187,450	187,450	--	--

	$339,100	$339,100	$--	$--

        The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper and U.S. Treasury securities.

        The Company’s marketable debt and equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

        The asset backed commercial paper falls within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as liquidity or management’s best estimate of fair value.

        The Company’s derivative instruments are valued using quoted market prices and other significant observable inputs. Such financial instruments consist of foreign currency contracts and commodities. Such instruments are typically classified within Level 2 of the fair value hierarchy.

        The Company’s outstanding debentures are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Available-For-Sale Securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
As of June 30, 2008
U.S. Corporate	$35,175	$(9)	$2	$35,168
U.S. Government	53,497	--	--	53,497

Total current available for sale securities	88,672	(9)	2	88,665
ABCP	5,286	--	3	5,289
Equity securities	99	(1)	603	701

Total available for sale securities	$94,057	$(10)	$608	$94,655

As of December 31, 2007
U.S. Corporate	$2,000	$--	$--	$2,000
U.S. Government	51,031	--	8	51,039

Total current available for sale	53,031	--	8	53,039
securities
ABCP	5,286	--	--	5,286
Equity securities	99	--	702	801

	$58,416	$--	$710	$59,126

        Gross realized gains and losses are based on the carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were no realized gains or losses in the 2008 or 2007 periods.

        Asset-Backed Commercial Paper (“ABCP”)

        The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo has investments in non-bank sponsored ABCP, of which $6.3 million is invested in Apsley Trust Class E and $0.5 million in Aurora Trust Class A.

        Since a portion of the assets supporting the commercial paper was invested in U.S. sub-prime residual mortgage-backed securities, the Company determined the fair value of the investments based on the best available market data for such investments at the date of acquisition. The Company recorded these investments at the date of the Palmarejo acquisition, as a non-current asset, at their estimated fair value of $5.3 million. No impairments beyond the value initially recorded were deemed necessary at June 30, 2008. The fair value reported may change materially in subsequent periods.

NOTE E — METAL AND OTHER INVENTORIES

        Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Concentrate and dore inventory	$15,449	$11,221
Supplies	12,990	7,697

Metal and other inventories	$28,439	$18,918

NOTE F — STOCK-BASED COMPENSATION PLANS

        The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $1.1 million and $3.8 million and $1.7 million and $3.1 million for the three and six months ended June 30, 2008 and 2007, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

Annual Incentive Plan

        Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for the six months ended June 30, 2008 and 2007, amounted to $2.6 million and $2.2 million, respectively, and relate to accruals for the years 2007 and 2006, respectively.

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

        The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at June 30, 2008 for stock options previously awarded. No further awards will be made under this plan.

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

        The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.4 million shares reserved for issuance under this plan at June 30, 2008. Of the 5.4 million shares, 3.6 million shares can be issued for future grants. There were 1.3 million options and 0.5 million performance shares outstanding under this plan at June 30, 2008.

Non-Employee Directors’ Plan

        On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the six months ended June 30, 2008 and June 30, 2007, 55,782 and 59,476 shares were issued in lieu of $0.3 million and $0.3 million, respectively, of Directors’ fees. At June 30, 2008, 0.3 million shares were reserved for issuance under this plan.

        Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At June 30, 2008, 0.4 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        As of June 30, 2008 and 2007, options to purchase 2,355,816 shares and 2,467,561 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $7.09 per share.

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

        The compensation expense recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and 2007 for awards of equity instruments was $0.2 million and $1.9 million and $1.1 million and $1.7 million, respectively. As of June 30, 2008, there was $2.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.3 years.

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

        The following table summarizes stock option activity during the six months ended June 30, 2008:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Shares	Weighted Average Exercise Price
Stock options outstanding at December 31, 2007	2,281,595	$3.42
Granted	418,486	4.62
Exercised	(9,053)	3.92
Canceled/expired	(335,212)	4.95

Stock options outstanding at June 30, 2008	2,355,816	$3.42

        Options to purchase 1,766,895 shares were exercisable at June 30, 2008 at a weighted average exercise price of $3.06.

        As of June 30, 2008, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.4 million and the weighted average period over which these awards are expected to be recognized was 2.3 years.

        The following table summarizes restricted stock activity during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	603,195	$4.20
Granted	493,366	4.40
Vested	(265,705)	4.22
Forfeited	(119,548)	4.41

Outstanding at June 30, 2008	711,308	$4.29

        As of June 30, 2008, there was $1.1 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.4 years.

        The following table summarizes performance shares activity during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	420,543	$4.45
Granted	214,847	6.27
Forfeited	(141,520)	5.02

Outstanding at June 30, 2008	493,870	$5.08

        As of June 30, 2008, there was $0.7 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.1 years.

NOTE G- INCOME TAXES

        The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2011 through 2025. Net operating losses in foreign countries generally have an indefinite carryforward period, however, Mexico has a 10 year carryforward period and carryforwards expire from 2016 through 2018.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        The following table summarizes the components of the Company’s income tax provision for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current:
United States - Alternative minimum tax	$(988)	$(76)	$(988)	$(309)
United States - Foreign withholding	(227)	(283)	(404)	(666)
Argentina	(846)	(1,308)	(2,939)	(2,906)
Australia	(1,563)	(659)	(4,291)	(1,773)
Mexico	(17)	--	(22)	--
Canada	(20)	--	(20)	--
Bolivia	(669)	--	(669)	--
Deferred:
United States	1,073	--	1,547	--
Argentina	62	(349)	371	(174)
Australia	(375)	(461)	135	(361)
Bolivia	(388)	--	(388)	--
Chile	(211)	(91)	(1,348)	(739)
Mexico	3,051	--	3,823	--

Income tax provision	$(1,118)	$(3,227)	$(5,193)	$(6,928)

        The income tax provision for the six months ended June 30, 2008 and 2007 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets.

NOTE H- SEGMENT REPORTING

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of Operations and the President of South America.

        The operating segments are managed separately because each segment represents a distinct use of Company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo, Endeavor and Broken Hill mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at the Endeavor and Broken Hill mines are sold to Nystar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to the consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        Financial information relating to the Company’s segments is as follows:

Segment Reporting

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Mine	Kensington Project	Palmarejo Project	Other	Total
Three Months Ended June 30, 2008
Total net sales of metals	$16,045	$13,968	$10,271	$3,443	$6,297	$--	$--	$--	$--	$50,024
Productions costs applicable to sales	11,003	8,009	4,897	197	826	(59)	--	--	--	24,873
Depreciation and depletion	583	2,214	1,344	552	677	59	--	733	144	6,306
Exploration expense	41	629	1,250	--	--	148	11	1,680	966	4,725
Other operating expenses	--	879	76	--	--	--	1,159	9,612	5,963	17,689
Interest and other income	--	(1,716)	110	--	--	(1)	15	484	1,285	177
Interest expense	--	--	69	--	--	--	--	1,054	(256)	867
Income tax (benefit) expense	--	211	784	--	--	1,057	--	(3,051)	2,117	1,118

Profit (loss)	$4,418	$310	$1,961	$2,694	$4,794	$(1,206)	$(1,155)	$(9,544)	$(7,649)	$(5,377)
Segment assets (A)	$48,044	$56,524	$42,214	$43,023	$28,427	$248,601	$319,906	$1,819,768	$10,194	$2,616,701
Capital expenditures	$151	$2,896	$1,852	$26,511	$--	$30,999	$9,782	$31,279	$657	$104,127

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Mine	Kensington Project	Other	Total
Three Months Ended June 30, 2007
Total net sales of metals	$24,835	$9,987	$10,053	$1,495	$5,294	$--	$--	$--	$51,664
Productions costs applicable to sales	13,093	25,651	4,200	132	879	--	(1)	(17,214)	26,740
Depreciation and depletion	2,764	1,411	401	122	934	--	--	121	5,753
Exploration expense	--	721	824	--	--	--	53	951	2,549
Other operating expenses	--	3	16	--	--	--	--	5,691	5,710
Interest and other income	73	282	(45)	--	--	--	(2)	4,008	4,316
Interest expense	--	8	--	--	--	--	--	75	83
Income tax expense	--	91	1,665	--	--	--	(10)	1,481	3,227

Profit (loss)	$9,051	$(17,616)	$2,902	$1,241	$3,481	$--	$(44)	$12,903	$11,918
Segment assets (A)	$85,035	$49,464	$13,250	$16,341	$28,425	$98,353	$266,582	$13,298	$570,748
Capital expenditures	$92	$3,815	$3,001	$94	$212	$16,406	$33,713	$368	$57,701

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Mine	Kensington Project	Palmarejo Project	Other	Total
Six Months Ended June 30, 2008
Total net sales of metals	$36,030	$30,925	$19,018	$8,634	$--	$--	$--	$--	$--	$107,310
Productions costs applicable to sales	23,793	16,065	8,253	595	1,511	(59)	--	--	--	50,158
Depreciation and depletion	1,173	5,032	2,253	979	1,361	59	--	839	273	11,969
Exploration expense	84	1,492	2,249	--	--	173	33	2,682	1,755	8,468
Other operating expenses	--	883	85	--	--	--	1,309	15,397	14,324	31,998
Interest and other income	5	(394)	(62)	--	--	(1)	37	(78)	2,000	1,507
Interest expense	--	--	69	--	--	--	--	1,054	564	1,687
Income tax (benefit) expense	--	1,348	2,568	--	--	(1057)	--	(3,823)	4,043	5,193

Profit (loss)	$10,985	$5,711	$3,479	$7,060	$9,831	$(1,231)	$(1,305)	$(16,227)	$(18,959)	$(656)
Segment assets (A)	$48,044	$56,524	$42,214	$43,023	$28,427	$248,601	$319,906	$1,819,768	$10,194	$2,616,701
Capital expenditures	$161	$4,136	$3,668	$26,511	$--	$67,459	$19,430	$46,605	$666	$168,636

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Rochester Mine	Cerro Bayo Mine	Martha Mine	Endeavor Mine	Broken Hill Mine	San Bartolome Mine	Kensington Project	Other	Total
Six Months Ended June 30, 2007
Total net sales of metals	$52,297	$19,768	$18,065	3,374	9,020	--	--	--	$102,524
Productions costs applicable to sales	24,849	29,895	8,481	288	1,462	--	(1)	(17,214)	47,760
Depreciation and depletion	7,180	2,802	751	279	1,528	--	--	234	12,774
Exploration expense	--	1,415	2,034	--	--	--	196	1,785	5,430
Other operating expenses	--	34	21	--	--	--	22	12,314	12,391
Interest and other income	126	432	(68)	--	--	--	1	8,375	8,866
Interest expense	--	19	--	--	--	--	--	151	170
Income tax expense	--	739	3,161	--	--	--	10	3,018	6,928

Profit (loss)	$20,394	$(14,704)	$3,549	2,807	6,030	--	(226)	8,087	$25,937
Segment assets (A)	$85,035	$49,464	$13,250	16,341	28,425	98,353	266,582	13,298	$570,748
Capital expenditures	$1,105	$5,758	$3,630	2,112	212	27,704	58,631	552	$99,704

(A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Revenues from silver sales were $37.5 million and $35.3 million for the three months ended June 30, 2008 and 2007, respectively. Revenues from gold sales were $12.5 million and $16.4 million for the three months ended June 30, 2008 and 2007, respectively.

Revenues from silver sales were $80.9 million and $70.3 million for the six months ended June 30, 2008 and 2007, respectively. Revenues from gold sales were $26.4 million and $32.2 million for the six months ended June 30, 2008 and 2007, respectively.

	June 30,
	2008	2007
Assets
Total assets for reportable
segments	$2,616,701	$570,748
Cash and cash equivalents	97,842	236,232
Short-term investments	88,665	36,270
Other assets	73,495	40,662

Total consolidated assets	$2,876,703	$883,912

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

Geographic Information

Three Months Ended June 30, 2008	Revenues	Long-Lived Assets
United States	$16,045	$324,972
Australia	9,740	66,941
Chile	13,968	27,500
Argentina	10,271	20,011
Bolivia	--	221,738
Mexico	--	1,807,341
Other Foreign Countries	--	172

Total	$50,024	$2,468,675

Three Months Ended June 30, 2007	Revenues	Long-Lived Assets
United States	$24,835	$271,737
Australia	6,789	44,774
Chile	9,987	23,546
Argentina	10,053	6,575
Bolivia	--	88,636
Other Foreign Countries	--	197

Total	$51,664	$435,465

Six Months Ended June 30, 2008	Revenues	Long-Lived Assets
United States	$36,030	$324,972
Australia	21,337	66,941
Chile	30,925	27,500
Argentina	19,018	20,011
Bolivia	--	221,738
Mexico	--	1,807,341
Other Foreign Countries	--	172

Total	$107,310	$2,468,675

Six Months Ended June 30, 2007	Revenues	Long-Lived Assets
United States	$52,297	$271,737
Australia	12,394	44,774
Chile	19,768	23,546
Argentina	18,065	6,575
Bolivia	--	88,636
Other Foreign Countries	--	197

Total	$102,524	$435,465

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Asset retirement obligation - Beginning Balance	$33,446	$30,168	$33,135	$29,909
Accretion	629	565	1,258	1,130
Settlements	(638)	(86)	(956)	(392)

Asset retirement obligation - Ending Balance	$33,437	$30,647	$33,437	$30,647

        In addition, the Company has accrued $1.4 million and $1.6 million as of June 30, 2008 and 2007, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

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

Forward Foreign Exchange Contracts

        The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 496 pesos to each U.S. dollar. At June 30, 2008, the Company had foreign exchange contracts of $6.0 million in U.S. dollars. For the three and six months ended June 30, 2008 and 2007, respectively, the Company recorded a realized gain of $0.1 million and $0.3 million, and less than $0.1 million and less than $0.1 million, respectively, in connection with its foreign currency hedging program. As of June 30, 2008, the fair value of the foreign exchange contracts was a liability of $0.3 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$724	$(333)	$(82)	$(60)
Reclassification to earnings	(71)	(49)	(306)	(26)
Change in fair value	(948)	671	93	375

Ending balance	$(295)	$289	$(295)	$289

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

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

        At June 30, 2008, the Company had outstanding provisionally priced sales of $63.4 million, consisting of 2.7 million ounces of silver and 16,700 ounces of gold, which had a fair value of approximately $62.4 million, including the embedded derivative. At June 30, 2007 the Company had outstanding receivables for provisionally priced sales of $73.1 million, consisting of 3.8 million ounces of silver and 34,159 ounces of gold, which had a fair value of approximately $73.1 million, including the embedded derivative.

Commodity Derivatives

        The Company has occasionally entered into forward metal sales contracts to manage the price risk associated with a portion of its cash flows against fluctuating gold prices. As of June 30, 2008, the Company had no outstanding forward sales contracts for either gold or silver.

NOTE K- LONG-TERM DEBT

3 ¼% Convertible Senior Notes

        On March 18, 2008, the Company completed an offering of $230 million in aggregate principal amount of Convertible Senior Notes due 2028. The notes are unsecured and bear interest at a rate of 3¼% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

        The notes will be convertible under certain circumstances, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.68 per share of common stock, subject to adjustment in certain circumstances.

        The fair value of the 3¼% Convertible Senior Notes is determined by market transactions on or about June 30, 2008. The fair value of the 3¼% Senior Convertible Notes as of June 30, 2008 was $187.5 million.

1 ¼% Convertible Senior Notes

        The $180.0 million principal amount of 1 ¼% Convertible Senior Notes due January 2024 outstanding at June 30, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.

        The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due at maturity on January 15, 2024.

        The fair value of the 1 ¼% notes is determined by market transactions on or about June 30, 2008 and December 31, 2007, respectively. The fair value of the notes as of June 30, 2008 and December 31, 2007 was $151.7 million and $156.6 million, respectively.

Bridging Debt Facility

        On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to September 30, 2008, and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of June 30, 2008, the Company had $20 million outstanding under the facility which bears interest at 5.175% and is included in current portion of long-term debt and capital lease obligations.

Bank Loan

        On August 30, 2007, Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in asset-backed commercial paper, to fund working capital requirements. The facility was amended on October 9, 2007. On June 3, 2008, the Company paid off the outstanding credit facility balance.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

NOTE L- DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS

Defined Contribution Plan and 401(k) Plan

        The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

        The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. Under the matching formula in this plan, the Company matches 100% of the employee’s deferral contribution to a maximum of 3% and matches 50% of the employee’s deferral contribution to a maximum of an additional 1% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

        As a result of the sale of Coeur Silver Valley, the Company no longer maintains a post-retirement medical and/or defined benefit pension plans.

NOTE M — COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

        The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 30, 2008 to June 30, 2010. Additionally certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007. This Bolivian labor agreement does not have a fixed term.  As of June 30, 2008, the Company had approximately 40% of its worldwide labor force covered by collective bargaining agreements.

Termination Benefits

        In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 84% of the workforce was severed by the end of the first quarter of 2008, while the remaining 16% are expected to stay on for residual leaching and reclamation activities. As of June 30, 2008, the total amount expected to be incurred under this plan is approximately $4.9 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of June 30, 2008 was $0.5 million.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Beginning Balance	535	$2,009	820	$1,959
Accruals	(2)	502	100	641
Payments	--	(330)	(387)	(419)

Ending Balance	$533	$2,181	$533	$2,181

        The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $3.5 million as of June 30, 2008.

Kensington Production Royalty

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

NOTE N- SIGNIFICANT CUSTOMERS

        The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 33.6% and 51.0% of total metals sales for the six months ended June 30, 2008 and 2007, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

        The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 66.4% and 49.0% of metals sales for the six months ended June 30, 2008 and 2007, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.

NOTE O- LITIGATION AND OTHER EVENTS

Federal Court (Alaska) Kensington Project Permit Challenge

        On September 12, 2005, three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006, the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.

        On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. The Company cannot predict if it will prevail in this appeal.

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

        The MD&A includes references to total cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash costs per ounce represent a non- U.S. generally accepted accounting principles (“GAAP”) measurement that management uses to monitor and evaluate the performance of its mining operations. A reconciliation of total cash costs per ounce to U.S. GAAP “Production Expenses” is also provided herein and should be referred to when reading the total cash costs per ounce measurement.

General

        The results of the Company’s operations are significantly affected by the market prices of silver and gold, which may fluctuate widely and are affected by many factors beyond the Company’s control, including, without limitation, interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

        The average price of silver (Handy & Harman) and gold (London Final) for the six months ended June 30, 2008 was $17.41 and $911.36 per ounce, respectively. The market price of silver and gold on August 5, 2008 was $16.68 per ounce and $882.00 per ounce, respectively.

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

        In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters on which management is focused include:

•	San Bartolomé Mine. The Company commenced commercial production on June 27, 2008. Should silver production be lower than expected or if operating costs prove to be higher than currently estimated, the Company’s results of operations will be adversely affected. Other uncertainties associated with the mine include logistical and other risks associated with mining in Bolivia.
•	Palmarejo Project. In December 2007, Coeur completed the acquisition of the Palmarejo project located in Mexico. Capital expenditures for this property are currently estimated to be approximately $200 million during 2008 and construction activities there are underway. The Company completed the final feasibility study in June 2008 and now considers the mine to be in the development stage. As a result, it has begun to capitalize mine development expenditures at Palmarejo. The Company currently expects to commence commercial production during the first half of 2009. Any significant increase in the capital expenditures and/or delay in the commencement of production would adversely affect the Company’s costs and liquidity.

•	Kensington Mine. The Company has continued in its effort to enable the Kensington Mine to commence production, including the completion of Kensington’s mill, related surface facilities and a tunnel connecting the Kensington and Jualin properties. In addition, the Company continues to cooperate with environmental conservation groups with respect to the use of an alternative site for the construction of the mine’s tailings disposal facility. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court vacating the Company’s 404 permit for its tailing facility. Further delay in the commencement of production at the Kensington Mine would adversely affect the Company’s costs and liquidity.
•	Rochester Mine. As scheduled, mining activities at Rochester ceased in August 2007 as the mine entered its residual leaching phase, which is expected to continue through 2011. The Company continues to explore its options with respect to this property, including possible recommencement of operating activities related to the Company’s ongoing exploration program and due to higher silver and gold prices. The absence of production being experienced in the residual leaching stage, and ultimate cessation of activities there, will result in a reduction in net sales.
•	Cerro Bayo Mine. The Company’s top priority with respect to this mine is to reduce operating costs and continue to successfully add new ore reserves through exploration activities. As part of the ongoing operational improvement program at the Cerro Bayo mine, in April 2008, the Company announced a temporary suspension of mining operations at this mine, expected to last approximately six weeks, in order to upgrade its electrical infrastructure. On May 5, 2008, the Company announced that the electrical upgrade was completed and the mine has resumed operations ahead of schedule. The continued successful implementation of the improvement program at Cerro Bayo along with successful exploration activities will be keys to continuing to generate cash flow from this operation.

        Operating Highlights and Statistics

South American Operations

        Cerro Bayo Mine:

        In late 2007, the Company implemented a recovery plan at Cerro Bayo to address the higher costs and lower productivity experienced at the mine during the second half of 2007.  Key components of this plan include increased underground mine development to provide more operational flexibility, reducing the size of the workforce, improving workforce training using more efficient mining methods, an organizational restructuring, and a cost improvement program.  On April 8, 2008, the Company announced that, as part of its ongoing operational improvement program, the mine would be upgrading its electrical infrastructure in both the surface and underground facilities in order to improve operational reliability and performance, resulting in a temporary suspension of mining operations. On May 5, 2008, the Company announced the resumption of operating activities at Cerro Bayo and that the electrical upgrades had been completed ahead of schedule.

        Silver production was 342,856 ounces and gold production was 6,593 ounces in the second quarter of 2008 compared to 369,500 ounces of silver and 10,218 ounces of gold in the second quarter of 2007. The silver production decrease was primarily due to a 32.3% decrease in tons mined as a result of the temporary four-week suspension of operations which occurred in April 2008 to allow for the upgrading of the mine’s electrical infrastructure. In addition, silver production was impacted by lower than expected stope tonnages and grades. Total cash costs per ounce of silver in the second quarter of 2008 were $7.62 per ounce compared to $7.16 per ounce in 2007.

        Silver production was 776,886 ounces and gold production was 16,722 ounces six months ended June 30, 2008, compared to 721,448 ounces of silver and 19,646 ounces of gold in the six months ended June 30, 2007. The silver production increase was primarily due to a 9% increase in silver ore grades as a result of the recovery plan initiated late last year to improve mine productivity, grade control and organizational efficiency. Total cash costs per ounce of silver for the six months ended June 30, 2008 were $4.06 per ounce compared to $4.26 per ounce in 2007.

Martha Mine:

        Commissioning of a new, standalone 260 ton per day processing facility took place at Martha during the first half of 2008. As a result, production has been hampered by mill start-up related issues and a shortage of available spare parts to address these issues. However, the Company believes these start-up related issues have now been addressed and operational results continue to improve each month.

        Silver production was 614,442 ounces and gold production was 815 ounces in the second quarter of 2008, compared to 809,026 ounces of silver and 1,089 ounces of gold in the second quarter of 2007. Total cash costs per ounce for the three months ended June 30, 2008 were $9.66 per ounce, compared to $5.18 per ounce in 2007. The decrease in silver production was primarily due to lower than planned mill tonnages due to mill start-up related issues and lower silver ore grades as planned as compared to ore grades in the second quarter of 2007. The increase in cash costs per ounce were primarily due to the lower silver ounce production and higher costs of labor, taxes and increased royalties resulting from higher realized metal prices in the three months ended June 30, 2008 compared to 2007.

        Silver production was 1,265,078 ounces in the six months ended June 30, 2008 compared to 1,432,124 ounces in 2007 respectively. The decrease in silver production was primarily due to lower planned mill tonnages due to mill start-up related issues and lower silver ore grades as planned as compared to the first half of 2007. Total cash costs per ounce for the six months ended June 30, 2008 were $8.12 per ounce, compared to $5.59 per ounce in 2007. The increase in total cash cost per ounce was primarily due to higher costs of labor, taxes and increased royalties resulting from higher realized metal prices in the six months ended June 30, 2008 compared to 2007.

San Bartolomé Mine:

        The San Bartolomé Mine commenced commercial production on June 27, 2008. Silver production during June, 2008 was 21,856 ounces of silver. Due to start-up delays the mine now expects production during the remainder of 2008 to be approximately 3.2 million ounces of silver.

North American Operations

        Rochester Mine:

        In August of 2007, the Company terminated mining and crushing operations at the Rochester mine as ore reserves were fully mined. Residual heap leaching activities are now ongoing and are expected to continue through 2011. Consequently, silver production was 898,837 ounces and gold production was 6,062 ounces during the second quarter of 2008 compared to 1,227,233 ounces of silver and 14,146 ounces of gold in the second quarter of 2007. Total cash costs per ounce decreased to $(0.89) from $2.54 in the second quarter of 2007. The decrease in cash cost per ounce is primarily due to (i) only processing costs are being incurred now that mining activities have ceased; and (ii) by-product credits from the gold produced exceeded operating costs in the 2008 period.

        Silver production was 1,579,347 ounces and gold production was 11,912 ounces during the six months ended June 30, 2008 compared to 2,410,029 ounces of silver and 28,435 ounces of gold in the six months ended June 30, 2007. Total cash costs per ounce decreased to $(1.05) from $3.71 in the six months ended June 30, 2007. The decrease in cash cost per ounce is primarily due to (i) only processing costs are being incurred now that mining activities have ceased; and (ii) by-product credits from the gold produced exceeded operating costs in the 2008 period.

Australian Operations

        Endeavor Mine:

        Silver production at the Endeavor mine in the second quarter of 2008 was 228,792 ounces of silver compared to 124,441 ounces of silver in the second quarter of 2007. This 83.9% increase in silver production was primarily due to a 39.8% increase in silver ore grades as compared to the second quarter of 2007. Total cash costs per ounce of silver produced were $2.59 in the second quarter of 2008 compared to $2.91 in the second quarter of 2007. The decrease in cash cost per ounce is primarily due to the increase in the ounces of silver produced during the period.

        Silver production at the Endeavor mine for the six months ended June 30, 2008 was 457,291 ounces of silver compared to 284,718 ounces of silver in the six months ended June 30, 2007. This 60.6% increase in silver production was primarily due to a 59.4% increase in silver ore grades as compared to the second quarter of 2007. Total cash costs per ounce of silver produced were $2.47 in the six months ended June 30, 2008 compared to $3.06 in the six months ended June 30, 2007. The decrease in cash cost per ounce is primarily due to the increase in ounces of silver produced during the period as compared to the first half of 2007.

        On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $43.7 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $26.2 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In January 2008, the mine met the criteria for payment of the additional $26.2 million and was capitalized to mineral interests. On April 1, 2008, the Company paid this amount plus accrued interest at a rate of 7.5% per annum from January 24, 2008. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. The amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.

        On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a maximum of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. The Company has received approximately 1.8 million payable ounces to date and the current ore reserve contains approximately 14.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce. The Endeavor mine is a primary zinc and lead producer. During 2008, the prices for zinc and lead have declined which could impact CBH’s ability to further expand the ore reserves.

        As of June 30, 2008, the Company has recovered approximately 36.9% of the transaction consideration consisting of 1.8 million payable ounces, or 9.0%, of the 20 million maximum payable silver ounces to which the Company is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20 million payable silver ounce target to which the Company is entitled under the terms of the silver sale and purchase agreement.

        Broken Hill Mine:

        Silver production at the Broken Hill Mine in the second quarter of 2008 was 382,349 ounces compared to 476,494 ounces in the second quarter of 2007. The decrease in silver production is primarily due to a decrease in silver ore grades and recoveries, partially offset by an increase in tons mined. Total cash costs per ounce of silver production were $3.66 in the second quarter of 2008 compared to $3.20 in the second quarter of 2007. The increase is primarily due to higher smelting, refining and transportation costs.

        Silver production at the Broken Hill Mine in the six months ended June 30, 2008 was 768,829 ounces compared to 779,342 ounces in the six months ended June 30, 2007. The decrease in silver production is primarily due to a 15.6% decrease in silver ore grades. Total cash costs per ounce of silver production were $3.69 in the six months ended June 30, 2008 compared to $3.19 in the 2007. The increase is primarily due to higher smelting, refining and transportation costs.

        On September 8, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.9 million. In addition, CDE Australia pays PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during the second quarter of 2008.

        As of June 30, 2008, the Company has recovered approximately 109.8% of the transaction consideration consisting of 4.9 million payable ounces, or 28.3%, of the 17.2 million payable silver ounces to which the Company is entitled to under the terms of the silver sale agreement. No assurances can be made that the mine will achieve its 17.2 million payable silver ounce target to which the Company is entitled under the terms of the silver sale and purchase agreement.

Operating Statistics From Continuing Operations

        The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rochester
Tons processed	--	2,065,481	--	4,148,753
Ore grade/Ag oz	--	0.59	--	0.67
Ore grade/Au oz	--	.006	--	.007
Recovery/Ag oz (A)	--	100.7%	--	86.2%
Recovery/Au oz (A)	--	117.7%	--	103.6%
Silver production ounces	898,837	1,227,233	1,579,347	2,410,029
Gold production ounces	6,062	14,146	11,912	28,435
Cash cost/oz	$(.89)	$2.54	$(1.05)	$3.71
Total cost/oz	$(.24)	$5.21	$(.24)	$6.96
Cerro Bayo
Tons milled	67,063	99,095	158,581	157,545
Ore grade/Ag oz	5.45	3.92	5.25	4.82
Ore grade/Au oz	.126	.110	.124	.133
Recovery/Ag oz	93.8%	95.1%	93.3%	95.0%
Recovery/Au oz	77.7%	93.4%	84.8%	93.7%
Silver production ounces	342,856	369,500	776,886	721,448
Gold production ounces	6,593	10,218	16,722	19,646
Cash cost/oz	$7.62	$7.16	$4.06	$4.26
Total cost/oz	$13.96	$10.91	$10.44	$8.07
Martha Mine
Tons milled	13,170	9,663	22,147	17,864
Ore grade/Ag oz	49.26	89.12	59.47	84.77
Ore grade/Au oz	.065	.122	.071	.115
Recovery/Ag oz	94.7%	93.9%	96.0%	94.6%
Recovery/Au oz	95.3%	92.5%	92.8%	93.3%
Silver production ounces	614,442	809,026	1,265,078	1,432,124
Gold production ounces	815	1,089	1,469	1,924
Cash cost/oz	$9.66	$5.18	$8.12	$5.59
Total cost/oz	$11.84	$5.57	$10.12	$6.00
Endeavor
Tons milled	281,991	251,785	529,153	537,865
Ore grade/Ag oz	1.44	1.03	1.53	0.96
Recovery/Ag oz	56.5%	48.2%	56.6%	55.1%
Silver production ounces	228,791	124,441	457,290	284,718
Cash cost/oz	$2.59	$2.91	$2.47	$3.06
Total cost/oz	$5.00	$3.89	$4.61	$4.04
Broken Hill
Tons milled	526,197	447,771	1,027,167	749,388
Ore grade/Ag oz	1.02	1.28	1.03	1.22
Recovery/Ag oz	71.0%	83.2%	72.6%	85.0%
Silver production ounces	382,349	476,494	768,829	779,342
Cash cost/oz	$3.66	$3.20	$3.69	$3.19
Total cost/oz	$5.43	$5.16	$5.46	$5.15
San Bartolomé (B)
Tons milled	17,078	--	17,078	--
Ore grade/Ag oz	8.15	--	8.15	--
Recovery/Ag oz	15.7%	--	15.7%	--
Silver production ounces	21,856	--	21,856	--
Cash cost/oz	$13.15	--	$13.15	--
Total cost/oz	$15.85	--	$15.85	--
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	2,489,131	3,006,694	4,869,286	5,627,661
Gold ounces	13,470	25,453	30,103	50,005
Cash cost per oz/silver	$4.03	$3.93	$3.29	$4.15
Total cost/oz	$6.19	$5.94	$5.58	$6.45
CONSOLIDATED SALES TOTALS(C)
Silver ounces sold	2,270,588	2,805,479	4,682,905	5,481,913
Gold ounces sold	15,168	25,520	29,930	50,152
Realized price per silver ounce	$18.84	$13.47	$18.64	$13.60
Realized price per gold ounce	$987.70	$664.57	$976.68	$655.06

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2011. Current recovery may vary significantly from ultimate recovery. In August 2007, mining and crushing activities were terminated and ore reserves were fully mined. See Critical Accounting Policies and Estimates – Ore on Leach Pad.

(B)	San Bartolomé commenced start-up activities on June 27, 2008. Mine statistics do not represent normal operating results. It is expected that the Company will achieve normal operating levels by the end of 2008.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

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

        The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in the Statement of Operations:

THREE MONTHS ENDED JUNE 30, 2008 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Total
Production of Silver (ounces)	898,837	342,856	614,442	228,791	382,349	21,856	2,489,131
Cash Costs per ounce	$(0.89)	$7.62	$9.66	$2.59	$3.66	$13.15	$4.03
Total Cash Costs	$(799)	$2,613	$5,934	$592	$1,400	$287	$10,027
Add/Subtract:
Third party smelting costs	--	(1,163)	(1,089)	(369)	(653)	--	(3,274)
By-product credit	5,437	5,894	729	--	--	--	12,060
Other adjustments	(3)	--	116	--	--	--	113
Change in inventory	6,365	665	(793)	(26)	79	(346)	5,944
Depreciation, depletion and amortization	583	2,173	1,226	551	677	59	5,269

Production costs applicable to sales	$11,583	$10,182	$6,123	$748	$1,503	$--	$30,139

SIX MONTHS ENDED JUNE 30, 2008 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Total
Production of Silver (ounces)	1,579,347	776,886	1,265,078	457,290	768,829	21,856	4,869,286
Cash Costs per ounce	$(1.05)	$4.06	$8.12	$2.47	$3.69	$13.15	$3.29
Total Cash Costs	$(1,654)	$3,157	$10,274	$1,130	$2,836	$287	$16,030
Add/Subtract:
Third party smelting costs	--	(2,407)	(1,463)	(680)	(1,331)	--	(5,881)
By-product credit	10,830	15,359	1,341	--	--	--	27,530
Other adjustments	100	--	470	--	--	--	570
Change in inventory	14,515	(43)	(2,369)	145	6	(346)	11,908
Depreciation, depletion and amortization	1,173	4,951	2,063	979	1,361	59	10,586

Production costs applicable to sales	$24,964	$21,017	$10,316	$1,574	$2,872	$--	$60,743

THREE MONTHS ENDED JUNE 30, 2007 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	1,227,233	369,500	809,026	124,441	476,494	3,006,694
Cash Costs per ounce	$2.54	$7.16	$5.18	$2.91	$3.20	$3.93
Total Cash Costs (Non-GAAP)	$3,112	$2,645	$4,190	$362	$1,525	$11,834
Add/Subtract:
Third party smelting costs	--	(845)	(464)	(249)	(600)	(2,158)
By-product credit (1)	9,420	6,776	726	--	--	16,922
Other adjustments	511	--	--	--	--	511
Change in inventory	205	(546)	--	19	(47)	(369)
Depreciation, depletion and amortization	2,765	1,384	313	122	934	5,518

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$16,013	$9,414	$4,765	$254	$1,812	$32,258

SIX MONTHS ENDED JUNE 30, 2007 (In thousands except ounces and per ounce costs)
	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total
Production of Silver (ounces)	2,410,029	721,448	1,432,124	284,718	779,342	5,627,661
Cash Costs per ounce	$3.71	$4.26	$5.59	$3.06	$3.19	$4.15
Total Cash Costs (Non-GAAP)	$8,934	$3,071	$7,999	$873	$2,483	$23,360
Add/Subtract:
Third party smelting costs	--	(1,452)	(982)	(616)	(968)	(4,018)
By-product credit (1)	18,696	12,914	1,271	--	--	32,881
Other adjustments	650	--	--	--	--	650
Change in inventory	(3,276)	(2,333)	518	32	(54)	(5,113)
Depreciation, depletion and amortization	7,181	2,749	584	279	1,528	12,321

Production costs applicable to
sales, including depreciation,
depletion and amortization (GAAP)	$32,185	$14,949	$9,390	$568	$2,989	$60,081

Exploration Activity

        During the three and six months ended June 30, 2008, the Company incurred costs of approximately $5.1 and $9.6 million, respectively, related to its global exploration program including drilling and related costs of $0.3 million and $1.1 million, respectively, capitalized as mine development. The majority of this was devoted to exploration around its large operating properties.

Cerro Bayo Mine (Chile)

        Exploration at Cerro Bayo during the second quarter of 2008 focused on reserve development/delineation drilling and discovery of new mineralization at the Coigues Este area, which occurs about one kilometer east of the mill facility. In addition, exploratory drilling was also conducted in the Cascada and Marcela Sur areas in the southern and eastern parts of the Cerro Bayo district. Approximately 15,250 meters (50,000 feet) were drilled in the two programs. Positive results were received from both programs and are expected to result in additional reserves and mineralized material.

Martha Mine (Argentina)

        At Martha, 3,550 meters (11,600 feet) of drilling was completed during the second quarter of 2008 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine and the new Betty and Isabel vein systems to the north of the mine. Drilling will continue throughout the year on these and other targets in the Martha mine district.

        In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the second quarter of 2008, the Company focused this effort on the fully owned Lejano property, and on the Joaquin, Sol de Mayo and Satelite properties. Joaquin is one of two properties on which the Company has an option to acquire a joint venture interest with Mirasol Resources Ltd. Sol de Mayo and Satelite are controlled by the Company under separate options to purchase with private Argentina business interests. At Lejano, the Company completed 542 meters (1,777 feet) of drilling in the second quarter before onset of winter conditions.

Palmarejo (Mexico)

        Exploration is underway at the Company’s new Palmarejo property in the Sierra Madre Occidental of northern Mexico. The focus of this work was drilling on the Guadalupe deposit designed to expand the size of the known silver and gold mineralization. A total of 1,138 meters (4,390 feet) of drilling was completed in the quarter. The Company is planning to increase its drilling activities in the second half of the year with the main focus to be on the Guadalupe and Palmarejo zones.

Tanzania (Africa)

        In the second quarter of 2008, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania, consisting of additional mapping, sampling, structural geology studies and data modeling to refine the next phase of drilling. Drilling sites were prepared at Kiziba Hill and core drilling commenced in July, 2008.

Development Projects:

San Bartolomé (Bolivia)

        During 2004, the Company completed an updated feasibility study, obtained all required permits and commenced construction of the San Bartolomé mine. The Company estimates the total capital cost (excluding political risk insurance premiums and capitalized interest) at San Bartolomé to be approximately $228 million, of which $188.4 million has been incurred as of June 30, 2008. The Company estimates initial operating costs, once the plant achieves full scale operations, of $4.10 per silver ounce, excluding insurance, royalties and production taxes of $2.03 per ounce. The Company commenced commercial production at San Bartolomé on June 27, 2008. Due to start-up related delays, the Company now expects production during the remainder of the year to be approximately 3.2 million ounces of silver. San Bartolomé is expected to produce approximately 9 million ounces of silver during 2009. No assurances can be made that the project will achieve its production targets and cost estimates discussed above.

        The San Bartolomé project involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the project. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of Bolivia may also present challenges.

        The Company obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The policy is in the amount of $155 million and covers 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy is expected to cost approximately $3.4 million per year, which is capitalized during the development and construction phases and included as a cost of inventory produced (at approximately $0.21 per ounce of silver produced) when the project commences commercial production.

Palmarejo (Mexico)

        On December 21, 2007, the Company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”), an Australian company listed on the Australian Stock Exchange, and Palmarejo Silver and Gold Corporation (“Palmarejo”) a Canadian company listed on the TSX Venture Exchange. The principal asset of Bolnisi was its ownership of 72.8% of the outstanding common shares of Palmarejo, which was actively exploring the Palmarejo project and other exploration stage properties in Mexico. Coeur is currently constructing the Palmarejo project and expects to commence commercial production in the first half of 2009.

        The Palmarejo project is located in the state of Chihuahua in northern Mexico. The Palmarejo projects consists of approximately 12,115 hectares covered by mining concessions, of which about 11,817 hectares are owned outright by Planet Gold, a wholly-owned subsidiary of the Company, with an additional 226 hectares held by means of leases and options to purchase, which agreements are summarized below. In addition, Planet Gold has obtained the rights to, but has not yet made all payments to complete, the purchase of 72 additional hectares. In addition to the Palmarejo project, the Company also acquired the Yecora exploration-stage property located in Sonora, on the border with Chihuahua and the El Realito and La Guitarra exploration-stage properties in Chihuahua.

        The Palmarejo project contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems have been identified in the district, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and are currently under investigation by the Company’s exploration teams.

        On June 10, 2008, Coeur announced the results of a feasibility study for the Palmarejo silver/gold open pit/underground project. The feasibility study reflects results from geologic, engineering and economic analyses for only the Palmarejo deposit. The Company expects to update the results of this study later this year to reflect results from its ongoing exploration and development work this year, which it expects will further increase ore reserves, mineralized material, production levels, mine life and cash flow.

        This study established the first proven and probable mineral reserve for the Palmarejo project. This initial ore reserve consists of 62.4 million silver ounces and 0.75 million gold ounces.

        Capital costs to achieve commercial production at Palmarejo were also updated as part of the feasibility study. These capital costs are expected to be approximately $200 million in 2008 and the Company expects to spend approximately $63 million in 2009 to achieve commercial production. Production is expected to commence during the first half of 2009, with silver production anticipated to be 5.1 million ounces and gold production estimated to be 67,000 ounces during this initial year of operations. This feasibility study – based on $11/oz silver prices and $600/oz gold prices – anticipates an initial mine life of nine years. On average, cash costs per ounce of silver are expected to be negative over the life of the mine as a result of the gold by-product credit. No assurances can be made that the project will achieve its schedule, production or cost estimates.

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

        On September 12, 2005, three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Forest Service (“USFS”) seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.

        On August 4, 2006, the Federal District Court in Alaska dismissed the Plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006, the Plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals (“Ninth Circuit Court”) and on August 9, 2006 the Plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.

        On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court.

        The Company cannot predict if it will prevail in this appeal. In the event that the Company does not prevail, the Company has identified an alternate site for the tailings disposal facility which it believes can be permitted and has submitted a modified plan of operations to the USFS. As a part of the modified plan of operations, the Company entered into a Memorandum of Understanding in April 2008 with Goldbelt Incorporated, an Alaska Native corporation, focusing on development of an alternative transportation plan that would transport mine workers from Juneau to Yankee Cove, and then by boat from Yankee Cove to the Kensington mine site.

        The Kensington litigation has contributed to an increase in capital costs. The Company has expended approximately $277.7 million (excluding capitalized interest) as of June 30, 2008. Total expenditures by the Company at the Kensington property in the three months ended June 30, 2008 were $9.8 million and $19.4 million for the six months ended June 30, 2008. Such expenditures were used to continue the permitting and development activities. The Company plans to spend approximately $20.7 million on the project during the remainder of 2008. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $625 per ounce. As of June 30, 2008, the carrying value of the Kensington project’s long-lived assets was $317.3 million.

        The Company believes that commercial production could commence in late 2009, subject to successful resolution of the permitting and litigation issues described above and completion of associated construction of the tailings facility. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

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

        At June 30, 2008, the Company had outstanding provisionally priced sales of $63.4 million, consisting of 2.7 million ounces of silver and 16,700 ounces of gold, which had a fair value of approximately $62.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700. At June 30, 2007, the Company had outstanding provisionally priced sales of $73.1 million consisting of 3.8 million ounces of silver and 34,159 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $38,300; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $34,200.

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

        We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the periods ended June 30, 2008 and 2007.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $34.7 million as of June 30, 2008. Of this amount, $19.2 million is reported as a current asset and $15.5 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

        The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60-day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2011.

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
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$2.65	$4.06	$4.94	$1.29	$2.25	$2.99
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$(3.94)	$(3.94)	$(3.94)	$(1.84)	$(4.66)	$(9.53)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

        Sales of metal from continuing operations in the second quarter of 2008 decreased by $1.6 million, or 3.2%, from the second quarter of 2007 to $50.0 million. The decrease in sales of metal was primarily due to a decrease in the quantity of silver and gold ounces sold which was offset by increased metal prices realized. In the second quarter of 2008, the Company sold 2.3 million ounces of silver and 15,168 ounces of gold compared to 2.8 million ounces of silver and 25,520 ounces of gold for the same period in 2007. Realized silver and gold prices were $18.84 and $987.70 per ounce, respectively, in the second quarter of 2008, compared to $13.47 and $664.57 per ounce, respectively, in the comparable quarter of 2007.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. During the second quarter of 2008, by-product revenues totaled $12.5 million compared to $16.4 million in the second quarter of 2007. The decrease is due to a decrease in the quantity of gold sold in the second quarter of 2008. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

        In the second quarter of 2008, the Company produced a total of 2.5 million ounces of silver and 13,470 ounces of gold, compared to 3.0 million ounces of silver and 25,453 ounces of gold in the second quarter of 2007. The decrease in silver and gold production is primarily due to decreased production at the Rochester mine.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the second quarter of 2008 decreased by $1.9 million, or 7.0%, from the second quarter of 2007 to $24.9 million. The decrease in production costs in the second quarter of 2008 is primarily due to lower costs incurred at the Rochester mine and by-product credits from gold produced which exceeded operating costs at Rochester, which was offset by higher costs of labor, fuel, power and other consumables at the other mining operations.

        Depreciation and depletion increased by $0.6 million as compared to the second quarter of 2007. The increase is due to depreciation expense from the Palmarejo project.

        Administrative and general expenses increased by $1.3 million, or 23.2%, as compared to the second quarter of 2007. The increase is primarily due to compensation costs associated with the Company’s annual incentive plan, other corporate expenses, and non-operating expenses at the Cerro Bayo Mine related to the temporary suspension of production activities to upgrade the electrical infrastructure which was completed in May 2008.

        Exploration expenses increased by $2.2 million to $4.7 million in the second quarter of 2008 compared to $2.5 million in the same period of 2007 as a result of an expanded exploration budget primarily due to the addition of the Palmarejo project.

        A total of $10.6 million of pre-development costs at the Palmarejo project were recorded as expenses during the second quarter of 2008. The Company completed its final feasibility study for the Palmarejo project on June 10, 2008 and will commence capitalizing its mine development expenditures for the remainder of 2008. No pre-development expenses were recorded in the second quarter of 2007.

Other Income and Expenses

        Interest and other income in the second quarter of 2008 decreased by $4.1 million to $0.2 million compared with the second quarter of 2007. The decrease was primarily due to lower levels of invested cash and short-term investments and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments.

        Interest expense increased to $0.9 million in the second quarter of 2008 compared to $0.1 million in the second quarter of 2007 due to increased short-term borrowings related to capital lease obligations at the Palmarejo project. Capitalized interest was $2.9 million in the second quarter of 2008 compared to $0.6 million in the prior year’s second quarter.

Income Taxes

        For the three months ended June 30, 2008, the Company reported an income tax provision of approximately $1.1 million compared to an income tax provision of $3.2 million in the second quarter of 2007. The following table summarizes the components of the Company’s income tax provision for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
Current:
United States - Alternative minimum tax	$(988)	$(76)
United States - Foreign withholding	(227)	(283)
Argentina	(846)	(1,308)
Australia	(1,563)	(659)
Mexico	(17)	--
Canada	(20)	--
Bolivia	(669)	--
Deferred:
United States	1,073	(349)
Argentina	62	(461)
Australia	(375)	(91)
Bolivia	(388)	--
Chile	(211)	--
Mexico	3,051	--

Income tax provision	$(1,118)	$(3,227)

        During the three months ended June 30, 2008, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metal prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.2 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a net $3.2 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in the various jurisdictions.

        During the three months ended June 30, 2007, due to higher metals prices and additional proven and probable reserves, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.3 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a $0.1 million deferred tax provision in Chile as projections of future pre-tax income were previously sufficient to utilize all remaining net operating loss carry-forwards and a $0.8 million provision in other foreign jurisdictions as a result of the reversal of deferred taxes on deductible temporary differences.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

        Sales of metal from continuing operations in the six months ended June 30, 2008 increased by $4.8 million, or 4.7%, over the same period of 2007 to $107.3 million. The increase in sales of metal was primarily attributable to higher realized metal prices, partially offset by a decrease in the quantity of ounces sold during the six months ended June 30, 2008 compared to the same period in 2007. In the six months ended June 30, 2008, the Company sold 4.7 million ounces of silver and 29,930 ounces of gold, compared to 5.5 million ounces of silver and 50,152 ounces of gold for the same period in 2007. Realized silver and gold prices were $18.64 and $976.68 per ounce, respectively, in the six months ended June 30, 2008 compared to $13.60 and $655.06, respectively, in the comparable period of 2007.

        Included in revenues is the by-product revenue associated with by-product metal sales consisting of gold. In the six months ended June 30, 2008, by-product revenues totaled $26.4 million compared to $32.2 million for the same period of 2007. The decrease in by-product revenues is primarily due to a decrease in the number of gold ounces sold offset by an increase in the realized prices for gold. The Company believes that presentation of these revenue streams as by-products will continue to be appropriate in the future.

        In the six months ended June 30, 2008, the Company’s continuing operations produced a total of 4.9 million ounces of silver and 30,103 ounces of gold, compared to 5.6 million ounces of silver and 50,005 ounces of gold in the same period of 2007. The decrease in silver production is primarily due to decreased production from the Martha, Broken Hill and Rochester mines, offset by increased production from the Cerro Bayo and Endeavor mines.

Costs and Expenses

        Production costs applicable to sales from continuing operations in the six months ended June 30, 2008 increased by $2.4 million, or 5.0%, from the same period of 2007 to $50.2 million. The increase in the six months ended June 30, 2008 is primarily due to higher costs of labor, fuel, power and other consumables at the Company’s operations.

        Depreciation and depletion decreased by $0.8 million, or 6.3%, for the first six months of 2008 compared to the first six months of 2007 primarily due to lower depletion expense from the Rochester mine.

        Administrative and general expenses increased by $3.7 million, or 30.9%, in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to compensation cost associated with the Company’s annual incentive plan increases, other corporate expenses and non-operating expenses at the Cerro Bayo Mine related to the temporary suspension of production activities to upgrade the electrical infrastructure which was completed in May 2008.

        Exploration expenses increased by $3.0 million in the six months ended June 30, 2008 compared to the same period in 2007 as a result of an expanded exploration budget primarily due to the addition of the Palmarejo project since last year’s second quarter.

        A total of $16.4 million of pre-development costs at the Palmarejo project were recorded as expenses during the first six months of 2008. The Company completed its final feasibility study for the Palmarejo project on June 10, 2008 and will commence capitalizing its mine development expenditures for the remainder of 2008. No pre-development expenses were recorded during the first six months of 2007.

        During the first quarter of 2007, the Company accrued the final $0.5 million royalty to the U.S. Government called for under the May 2001 settlement agreement relating to the federal natural resources action commenced against the Company in March 1996. The final payment was made early in the second quarter of 2007.

Other Income and Expenses

        Interest and other income in the six months ended June 30, 2008 decreased by $7.4 million to $1.5 million compared with the same period of 2007. The decrease was primarily due to lower levels of invested cash and short-term investments and lower interest rates earned during the six months ended June 30, 2008 compared to the same period in 2007.

        Interest expense was $1.7 million in the six months ended June 30, 2008 compared to $0.2 million in the six months ended June 30, 2007 due to increased short-term borrowings related to capital lease obligations at the Palmarejo project. Capitalized interest was $3.9 million in the six months ended June 30, 2008 compared to $1.1 million in the same period of 2007.

Income Taxes

        For the six months ended June 30, 2008, the Company reported an income tax provision of approximately $5.2 million compared to an income tax provision of $6.9 million in the same period of 2007. The following table summarizes the components of the Company’s income tax provision for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Current:
United States - Alternative minimum tax	$(988)	$(309)
United States - Foreign withholding	(404)	(666)
Argentina	(2,939)	(2,906)
Australia	(4,291)	(1,773)
Mexico	(22)
Canada	(20)
Bolivia	(669)
Deferred:
United States	1,547
Argentina	371	(174)
Australia	135	(361)
Bolivia	(388)	--
Chile	(1,348)	(739)
Mexico	3,823

Income tax provision	$(5,193)	$(6,928)

        During the six months ended June 30, 2008, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.4 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $5.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences in various foreign jurisdiction offset by a deferred tax provision of $1.7 million from future taxable temporary differences and utilization of tax carry-forwards in Chile.

        During the six months ended June 30, 2007, due to significantly higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company recognized a $0.7 million deferred tax provision in Chile as projections of future pre-tax income were previously sufficient to utilize all remaining net operating loss carry-forwards and a $0.5 million provision in the foreign jurisdiction as a result of reversal of deferred taxes on deductible temporary differences.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Cash and Cash Equivalents

        The Company’s working capital (defined as current assets less current liabilities) at June 30, 2008, increased by $56.6 million to approximately $209.0 million compared to $152.4 million at December 31, 2007. The increase in working capital was primarily a result of the issuance on March 18, 2008 of the Company’s 3¼% Convertible Senior Notes due March 2028 in the aggregate principal amount of $230 million. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 2008, compared to 2.4 to 1 at December 31, 2007.

        Net cash used in operating activities in the three months ended June 30, 2008 was $2.6 million compared to net cash provided by operating activities of $11.5 million in the three months ended June 30, 2007. The decrease of $14.1 million in cash flow from operations is primarily due to lower net income, and changes in inventories and receivables related to accrued metal sales and increases in recoverable value added taxes in Bolivia in connection with the San Bartolomé project. Net cash used in investing activities in the second quarter of 2008 was $100.3 million compared to net cash used in investing activities of $52.9 million in the prior year’s comparable period. The increase of $47.3 million in cash used in investing activities is primarily due to an increase in capital expenditures related to the construction activities at the San Bartolomé, Palmarejo and Kensington projects. Net cash used in financing activities was $5.5 million in the second quarter of 2008, compared to $0.4 million net cash used in the second quarter of 2007. The increase was primarily due to the retirement of short-term borrowings.

        Net cash used in operating activities in the six months ended June 30, 2008 was $10.2 million compared to net cash provided by operating activities of $34.2 million in the six months ended June 30, 2007. The decrease of $44.4 million in cash flow from operations is primarily due to lower net income, and changes in inventories and receivables related to accrued metal sales and increases in recoverable value added taxes in Bolivia in connection with the San Bartolomé project. Net cash used in investing activities in the six months ended June 30, 2008 was $204.6 million compared to net cash used in investing activities of $67.6 million in the prior year’s comparable period. The increase of $137.0 million in cash used in investing activities is primarily due to an increase in capital expenditures related to the construction activities at the San Bartolomé, Palmarejo and Kensington projects and purchases of short-term investments. Net cash provided by financing activities was $214.0 million in the six months ended June 30, 2008, compared to $1.1 million net cash used in the six months ended June 30, 2007. The increase was due to cash proceeds from the issuance on March 18, 2008 of the Company’s 3 ¼% Convertible Senior Notes due 2028 in the aggregate principal amount of $230 million.

        At June 30, 2008, the Company had $186.5 million of cash, cash equivalents and short-term investments. Management believes that its existing and available cash and short-term investments and cash flow from operations will allow it to meet its obligations for the next twelve months. The Company estimates approximately $185.0 million to $215.0 million will be spent in the remainder of 2008 on capital expenditures at its operating mines and development-stage properties.

Capital Expenditures

        During the second quarter of 2008, the Company expended $104.1 million in capital expenditures consisting of $31.0 million at San Bartolome, $31.3 million at Palmarejo, $9.8 million at Kensington, $1.9 million at the Martha mine, $2.9 million at the Cerro Bayo mine, $26.5 million at Endeavor and $0.7 million at corporate and other.

        During the first half of 2008, the Company expended $168.6 million in capital expenditures consisting of $67.5 million at San Bartolomé, $46.6 million at Palmarejo, $19.4 million at Kensington, $3.7 million at the Martha Mine, $4.1 million at the Cerro Bayo Mine, $26.5 million at Endeavor and $0.8 million at corporate and other.

Debt and Capital Resources

3.25% Convertible Senior Notes Due 2028

        On March 18, 2008, the Company issued $230 million in aggregate principal amount of Senior Convertible Notes due 2028 issued under an effective shelf registration statement on file with the U.S. Securities and Exchange Commission.

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

Bridging Debt Facility

        On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to September 30, 2008, and bears interest at a variable rate (LIBOR) plus a margin of 2.45%. As of June 30, 2008, the Company had $20 million outstanding under the facility which bears interest at 5.175% and is included in current portion of long-term debt and capital lease obligations in the balance sheet. The Company expects to pay the balance of $20 million in the third quarter of 2008.

Bank Loan

        On August 30, 2007 Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset-Backed Commercial Paper, to fund working capital requirements. The facility was amended on October 9, 2007. On June 3, 2008, the Company paid off the outstanding credit facility balance.

Litigation and Other Events

Federal Court of Alaska Kensington Project Permit Challenge

        Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects – Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the May 22, 2007 decision of the Ninth Circuit Court of Appeals with respect to the permit legal challenge. The Company is pursuing an alternate site for a tailings disposal facility in the event the Company does not prevail in the litigation.

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

        At June 30, 2008, the Company had outstanding provisionally priced sales of $63.4 million, consisting of 2.7 million ounces of silver and 16,700 ounces of gold, which had a fair value of approximately $62.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $27,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,700.

        The Company operates in several foreign countries, specifically Bolivia, Chile, Argentina and Mexico, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 496 pesos to each U.S. dollar. At June 30, 2008, the Company had foreign exchange contracts of $6.0 million in U.S. dollars. For the three and six months ended June 30, 2008 and 2007, respectively, the Company recorded a realized gain of approximately $0.1 million and $0.3 million and less than $0.1 million and less than $0.1 million, respectively, in connection with its foreign currency hedging program. As of June 30, 2008, the fair value of the foreign exchange contracts was a liability of $0.3 million.

        All of the Company’s long-term debt at June 30, 2008, is fixed-rate based. The fair value of the Company’s long-term debt at June 30, 2008 was $151.7 million and $187.5 million related to its 1 ¼% and 3 ¼% Senior Convertible Notes, respectively. The fair value was estimated based upon bond market closing prices on or about June 30, 2008.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2008, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting

        Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      Other Information

Item 1. Legal Proceedings

Federal Court of Alaska Kensington Project Permit Challenge

        Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects – Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the May 22, 2007 decision of the Ninth Circuit Court of Appeals with respect to the permit legal challenge. The Company is pursuing an alternate site for a tailings disposal facility in the event the Company does not prevail in the litigation.

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

        The market prices of silver (Handy & Harman) and gold (London Final) on August 5, 2008 were $16.68 and $882.00 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

        The Kensington property has been the subject of litigation involving a permit required to complete construction of a required tailings facility. Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects – Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge, including the possibility of an impairment writedown in the event that the expectation of the long-term price for gold decreases below approximately $625 per ounce.

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

        We based our ore reserve determinations as of December 31, 2007 on a long-term silver price average of $11 per ounce, with the exception of the Endeavor mine which uses $15 per ounce and the Broken Hill mine which uses $13.50 per ounce of silver, and a long-term gold price average of $600 per ounce for all properties with the exception of the Kensington property which used a gold price of $550 per ounce. The market prices of silver (Handy & Harman) and gold (London Final) on August 5, 2008 were $16.68 and $882.00 per ounce, respectively.

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

        Our reported inventories include metals estimated to be contained in the ore on leach pad of $34.7 million as of June 30, 2008. Of this amount, $19.2 million was reported as a current asset and $15.5 million was reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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
Positive impact on
future cost of
production per silver
equivalent ounce for
increases in recovery
rates	$2.65	$4.06	$4.94	$1.29	$2.25	$2.99
Negative impact on
future cost of
production per silver
equivalent ounce for
decreases in recovery
rates	$(3.94)	$(3.94)	$(3.94)	$(1.84)	$(4.66)	$(9.53)

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

        In May and September 2005, we acquired silver production and reserves at the Endeavor and Broken Hill mines in Australia, respectively. These are primarily zinc and lead mines that are owned and operated by other mining companies. The Company’s revenues and income (or loss) from its interest in the silver production at these mines are dependent upon the performance of those operators and mines as well as upon zinc and lead prices that are sufficient to maintain sustainable operations.

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

Recently enacted and proposed laws in Bolivia may have an impact on our financial results at the San Bartolomé mine.

        The Bolivian government has enacted and proposed various changes to applicable mining taxes and property rights laws that could affect the San Bartolomé mine. The proposed laws may have an impact on the financial results of the San Bartolomé mine.

Our business depends on good relations with our employees.

        The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us.  As of June 30, 2008, unions represented approximately 39.6% of our worldwide workforce. On that date, the Company had 268 employees at its Cerro Bayo mine and 123 employees at its Martha mine who were working under a collective bargaining agreement.  The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 30, 2010.  Additionally, the Company had 122 employees at its San Bartolomé project working under a labor agreement which does not have a fixed term.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 13, 2008 (at which time a quorum was present or represented by proxy). Of the Company’s total 550,825,760 shares of common stock outstanding on March 18, 2008 (the record date), 361,909,271 shares (or 65.7% of the outstanding shares of common stock) were represented in person or by proxy at the annual meeting.

        The first proposal was the election of directors of the Company. The following persons were nominated and elected by the votes indicated to serve as members of the Board of Directors for one year or until their successors are elected and qualified: Dennis E. Wheeler ( 296,852,213 shares for, 52,035,627 shares against and 13,712,268 shares abstaining), James J. Curran ( 297,721,830 shares for, 50,790,977 shares against and 13,399,965 shares abstaining), John H. Robinson ( 297,817,724 shares for, 50,790,977 shares against and 13,987,549 shares abstaining), Robert E. Mellor ( 335,929,736 shares for, 8,248,422 shares against and 18,416,728 shares abstaining), Timothy R. Winterer ( 340,354,447 shares for, 8,247,058 shares against and 13,989,489 shares abstaining), J. Kenneth Thompson ( 340,322,530 shares for, 8,244,836 shares against and 14,028,884 shares abstaining), Andrew Lundquist ( 339,768,299 shares for, 8,248,950 shares against and 14,576,131 shares abstaining), Alex Vitale ( 297,696,998 shares for, 50,791,835 shares against and 13,998,489 shares abstaining) and Sebastian Edwards ( 340,334,701 shares for, 8,247,058 shares against and 14,009,383 shares abstaining).

        The second proposal was the proposed ratification of the appointment of KPMG LLP as the Company’s independent accountants. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 349,545,205 shares for, 6,297,502 shares against with 3,203,684 shares abstaining.

Item 6. Exhibits

Exhibits.

10	Employment Agreement (as amended and restated) between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed May 19, 2008).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated August 8, 2008	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and
Chief Executive Officer
Dated August 8, 2008	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and
Chief Financial Officer
Dated August 8, 2008	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and
Chief Accounting Officer