Form 10-Q
period 2008-09-30
COEUR D ALENE MINES CORP
filed 2008-11-03
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
Applicable only to corporate issuers: Indicate the number of shares outstanding of each of Issuer’s classes of common stock, as of the latest practicable date: Common stock, par value $1.00, of which 551,335,009 shares were issued and outstanding as of October 28, 2008.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(dollars in thousands, except per
	share, per ounce amounts)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,677	$98,671
Short-term investments	23,301	53,039
Receivables	64,767	56,121
Ore on leach pad	9,345	25,924
Metal and other inventory	31,600	18,918
Deferred tax assets	11,496	3,573
Prepaid expenses and other	11,729	7,821

	207,915	264,067

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	444,494	322,733
Less accumulated depreciation	(84,973)	(69,937)

	359,521	252,796

MINING PROPERTIES
Operational mining properties	217,944	143,324
Less accumulated depletion	(129,686)	(124,401)

	88,258	18,923

Mineral interests	1,758,226	1,731,715
Less accumulated depletion	(15,165)	(11,639)

	1,743,061	1,720,076

Non-producing and development properties	363,046	311,469

	2,194,365	2,050,468

OTHER ASSETS
Ore on leach pad, non-current portion	22,918	24,995
Restricted assets	24,980	25,760
Receivables, non current	28,395	18,708
Debt issuance costs, net	12,648	4,848
Deferred tax assets	1,386	1,109
Other	7,906	8,943

	98,233	84,363

TOTAL ASSETS	$2,860,034	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(dollars in thousands, except
	per share, per ounce amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Credit facility, current portion of long-term debt and capital lease obligations	$7,149	$30,831
Accounts payable	55,501	49,642
Accrued liabilities and other	15,163	9,072
Accrued income taxes	4,765	7,547
Accrued payroll and related benefits	8,033	9,342
Accrued interest payable	780	1,060
Current portion of reclamation and mine closure	4,766	4,183

	96,157	111,677

LONG-TERM LIABILITIES
3 1/4% Convertible Senior Notes due March 2028	230,000	—
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Non-current portion of other long-term debt and capital lease obligations	19,833	23,661
Reclamation and mine closure	29,453	30,629
Deferred income taxes	574,234	573,681
Other long-term liabilities	5,857	4,679

	1,039,377	812,650
COMMITMENTS AND CONTINGENCIES
(See Notes K, L, M, N, O and P)

SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000 shares, issued 551,893,594 shares in 2008 and 551,512,230 shares in 2007	551,894	551,512
Additional paid-in capital	1,609,633	1,607,737
Accumulated deficit	(423,622)	(419,331)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income (loss)	(215)	639

	1,724,500	1,727,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,860,034	$2,651,694

     The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share, per ounce amounts)
REVENUES

Sales of metal	$39,763	$52,863	$147,073	$155,388

COSTS AND EXPENSES
Production costs applicable to sales	30,694	38,231	80,852	85,991
Depreciation and depletion	6,621	3,895	18,591	16,669
Administrative and general	4,606	4,706	20,163	16,590
Exploration	5,824	3,268	14,291	8,699
Pre-development	780	—	17,222
Litigation settlement	—	—	—	507

Total costs and expenses	48,525	50,100	151,119	128,456

OPERATING INCOME (LOSS)	(8,762)	2,763	(4,046)	26,932

OTHER INCOME AND EXPENSE
Interest and other income	2,295	3,436	3,803	12,301
Interest expense, net of capitalized interest	(1,003)	(79)	(2,691)	(249)

Total other income and expense	1,292	3,357	1,112	12,052

Income (loss) before income taxes	(7,470)	6,120	(2,934)	38,984
Income tax (provision) benefit	3,836	(2,485)	(1,357)	(9,413)

NET INCOME (LOSS)	(3,634)	3,635	(4,291)	29,571
Other comprehensive income (loss)	(526)	(226)	(854)	290

COMPREHENSIVE INCOME (LOSS)	$(4,160)	$3,409	$(5,145)	$29,861

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.01	$(0.01)	$0.11
Diluted	$(0.01)	$0.01	$(0.01)	$0.10

Weighted average number of shares of common stock
Basic	550,096	277,800	550,059	277,747
Diluted	550,096	302,336	550,059	302,249
     The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share, per ounce amounts)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,634)	$3,635	$(4,291)	$29,571
Add (deduct) non-cash items:
Depreciation and depletion	6,621	3,895	18,591	16,669
Deferred taxes	(3,894)	(469)	(7,795)	806
Unrealized loss (income) on embedded derivative, net	5,115	(983)	8,639	107
Share based compensation	356	910	2,244	2,516
Other	297	162	792	(71)
Changes in Operating Assets and Liabilities:
Receivables and other assets	2,393	(22,536)	(23,825)	(19,911)
Inventories	(685)	10,773	5,974	5,328
Accounts payable and accrued liabilities	(5,381)	(936)	(9,366)	(6,354)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,188	(5,549)	(9,037)	28,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(87,727)	(57,325)	(256,362)	(157,029)
Purchases of short-term investments	(58,973)	(26,455)	(304,596)	(77,034)
Proceeds from sales of short-term investments	124,894	24,130	334,604	106,392
Other	49	(97)	11	330

CASH USED IN INVESTING ACTIVITIES	(21,757)	(59,747)	(226,343)	(127,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	230,000	—
Repayment of credit facility, long-term debt and capital leases	(22,389)	(370)	(30,213)	(1,148)
Proceeds from short-term borrowings	500	—	1,194	—
Payment of debt issuance costs	293	—	(8,258)	—
Common stock repurchased	—	(102)	(372)	(379)
Other	—	26	35	25

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,596)	(446)	192,386	(1,502)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,165)	(65,742)	(42,994)	(100,182)

Cash and cash equivalents at beginning of period	97,842	236,232	98,671	270,672

Cash and cash equivalents at end of period	$55,677	$170,490	$55,677	$170,490

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE A — BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ending December 31, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Rochester, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina, CDE Australia Pty Ltd., Empressa Minera Manquiri S.A., Bolnisi Gold N.L. and Palmarejo Silver and Gold Corporation. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.
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
          Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The forms of the Company’s products are as metal in flotation concentrate and doré bullion, which is the final process for which the Company is responsible.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.0 and $2.2 million during the three months ended September 30, 2008 and 2007, respectively, and $7.7 and $5.9 million during the nine months ended September 30, 2008 and 2007, respectively, are recorded as a reduction of revenue.
          At September 30, 2008, the Company had outstanding provisionally priced sales of $58.9 million, consisting of 2.5 million ounces of silver and 19,710 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $19,700. At September 30, 2007, the Company had outstanding provisionally priced sales of $62.0 million, consisting of 3.5 million ounces of silver and 24,350 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $35,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $24,400.
          Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities, all classified as available-for-sale and are reported at fair value with maturities that range from three months to forty years. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income/loss. Realized gains and losses from the sale of these investments are included in determining net income/loss.
          Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. In August 2007, the Company ceased mining and crushing operations at the Rochester mine as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2014.
          The Company used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimated the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.
          The Company reported ore on leach pad of $32.3 million as of September 30, 2008. Of this amount, $9.3 million is reported as a current asset and $22.9 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by approximately 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated silver recoveries anticipated over the remainder of the residual leaching phase. There were no changes in estimated recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
          Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To extent there is work in process inventories at the Endeavor and Broken Hill mines, such amounts will be carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor and Broken Hill mines are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.
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
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
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
          Drilling and related costs of approximately $0.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2008 and $0.5 million and $2.2 million, respectively, for the three and nine months ended September 30, 2007, met the criteria for capitalization listed above at our properties that are in the development and production stages.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
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
          Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2008 and December 31, 2007, the Company held certificates of deposit and cash under these agreements of $25.0 million and $25.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is primarily dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. As of September 30, 2008, the Company held certificates of deposit totaling $3.5 million that were pledged to support letters of credit to Standard Bank of Argentina of $0.5 million and $3.0 million to Banco De Credito E Inversiones.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
          Foreign Currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income and/or capitalized in connection with construction activities at the Palmarejo project.
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
          For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (loss), and are recognized in the Statement of Consolidated Operations when the hedged item affects net income (loss) for the period. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Refer to Note J — Derivative Financial Instruments and Fair Value of Financial Instruments.
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
          The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. In addition, the Company estimates the fair value of performance share grants using the Monte Carlo simulation valuation model. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the estimated forfeiture rate will result in a cumulative adjustment in the period the forfeiture estimate is changed.
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
          During the third quarter of 2008, the Company provided liabilities for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 requires that the Company evaluate positions taken or expected to be taken in its income tax filings under jurisdictions where it is required to file tax returns and provide liability for any positions that do not meet a “more likely than not” likelihood of being sustained if examined by tax authorities. As of September 30, 2008, the Company has accrued $0.6 million related to uncertain tax positions. The Company has substantially concluded all U.S. Federal Income tax matters for years through 1999. Federal Income tax returns for 2000 through 2007 are subject to examination. The Company recognizes potential incurred interest and penalties related to unrecognized tax benefits in income tax expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.
          Comprehensive Income: Comprehensive income includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(3,634)	$3,635	$(4,291)	$29,571
Unrealized gain (loss) on securities	(609)	(65)	(724)	96
Change in fair value of cash flow hedges, net of settlements	83	(161)	(130)	188
Other	—	—	—	6

	$(4,160)	$3,409	$(5,145)	$29,861

Net Income (loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of EPS for three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net loss available to common shareholders	$(3,634)	550,096	$(0.01)	$(4,291)	550,059	$(0.01)

Effect of Dilutive Securities
Equity awards	—	—	—	—	—	—
1.25% Convertible Notes	—	—	—	—	—	—

Diluted EPS
Net loss	$(3,634)	550,096	$(0.01)	$(4,291)	550,059	$(0.01)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net income available to common shareholders	$3,635	277,800	$0.01	$29,571	277,747	$0.11

Effect of Dilutive Securities
Equity awards	—	852	—	—	818	—
1.25% Convertible Notes	74	23,684	—	223	23,684	—

Diluted EPS
Net income available to common shareholders	$3,709	302,336	$0.01	$29,794	302,249	$0.10

          Potentially dilutive shares (23,684,211 shares attributed to the 1.25% Convertible Senior Notes and 3,718,845 shares attributed to outstanding options and non-vested shares) have been excluded from the earnings per share calculation for the three and nine months ended September 30, 2008 as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS because there is no excess conversion value over the principal amount of the notes.
          Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.
          Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowances for deferred tax assets; and estimates of other employee benefit liabilities.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
          Recent Accounting Pronouncements and Developments:
          Accounting for Convertible Debt Instruments
          In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of the FSP are not addressed by the existing APB 14. The FSP would require that the liability and equity components of convertible debt instruments within the scope of the FSP be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $140.1 million of debt discount will be recorded and the effective interest rate on the Company’s 3 1/4% Convertible Senior Notes will increase by approximately 7.6 percentage points to 10.8%, including the amortization of the debt discount.
NOTE C— RECENTLY ADOPTED ACCOUNTING STANDARDS
          On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative instruments and hedging activities at fair value in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.
          On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued
(dollars in thousands, except per share, per ounce amounts))
          The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,537	$7,537	$—	$—
Marketable equity securities	9	9	—	—
Marketable debt securities	21,111	—	21,111	—
Short-term certificates of deposit	2,190	—	2,190	—
Restricted Investments	2,031	—	2,031	—
Asset-backed commercial paper	5,148	—	—	5,148

	$35,836	$7,546	$23,142	$5,148

Liabilities:
Derivative instruments, net	$6,373	$—	$6,373	$—
1.25% debentures	124,200	124,200	—	—
3.25% debentures	135,700	135,700	—	—

	$266,273	$259,900	$6,373	$—

          The Company’s cash equivalents and marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.
          The Company’s marketable debt, short-term certificates of deposit and restricted investments are valued using quoted market prices in active markets and as such are classified within Level 2 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
          The asset backed commercial paper falls within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as liquidity or management’s best estimate of fair value.
          The Company’s derivative instruments are valued using quoted market prices and other significant observable inputs. Such financial instruments consist of foreign currency contracts and commodity contracts. Such instruments are typically classified within Level 2 of the fair value hierarchy.
          The Company’s outstanding debentures are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
NOTE D— INVESTMENTS AND OTHER MARKETABLE SECURITIES
     The Company classifies its investment securities as available-for-sale securities. Pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The following is a summary of available-for-sale securities:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)

	Available-For-Sale Securities
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

As of September 30, 2008
U.S. Corporate	$7,328	$(3)	$—	$7,325
U.S. Government	15,976	—	—	15,976

Total current available for sale securities	23,304	(3)	—	23,301
Asset-Backed Commercial Paper	5,148	—	—	5,148
Equity securities	10	(1)	—	9

Total available for sale securities	$28,462	$(4)	$—	$28,458

As of December 31, 2007
U.S. Corporate	$2,000	$—	$—	$2,000
U.S. Government	51,031	—	8	51,039

Total current available for sale securities	53,031	—	8	53,039
Asset-Backed Commercial Paper	5,286	—	—	5,286
Equity securities	99	—	702	801

	$58,416	$—	$710	$59,126

          Gross realized gains and losses are based on the carrying value (cost, net of discount or premium) of short-term investments and equity securities sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. The Company recorded $0.6 million realized gains in the nine months ended September 30, 2008. There were no realized losses in the 2008 or 2007 periods.
          Asset-Backed Commercial Paper (“ABCP”)
          The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo has investments in non-bank sponsored ABCP, of which $6.3 million is invested in Apsley Trust Class E and $0.5 million in Aurora Trust Class A.
          Since a portion of the assets supporting the commercial paper was invested in U.S. sub-prime residual mortgage-backed securities, the Company determined the fair value of the investments based on the best available market data for such investments at the date of acquisition. The Company recorded these investments at the date of the Palmarejo acquisition, as a non-current asset, at their estimated fair value of $5.1 million ($5.3 million Canadian dollars). No impairments beyond the value initially recorded were deemed necessary at September 30, 2008. The fair value reported may change materially in subsequent periods.
NOTE E — METAL AND OTHER INVENTORIES
          Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Concentrate and doré inventory	$16,201	$11,221
Supplies	15,399	7,697

Metal and other inventories	$31,600	$18,918

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE F — STOCK-BASED COMPENSATION PLANS
          The Company has an Annual Incentive Plan, Long-Term Incentive Plans (the “2003 Long-Term Incentive Plan” and the “1989 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $1.2 million and $5.0 million, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2008 and 2007, respectively.
Annual Incentive Plan
          Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for the nine months ended September 30, 2008 and 2007, amounted to $2.6 million and $2.2 million, respectively, and relate to accruals for the years 2008 and 2007.
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
          The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at September 30, 2008 for stock options previously awarded. No further awards will be made under this plan.
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
          The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.4 million shares reserved for issuance under this plan at September 30, 2008. Of the 5.4 million shares, 3.5 million shares can be issued for future grants. There were 1.4 million options and 0.5 million performance shares outstanding under this plan at September 30, 2008.
Non-Employee Directors’ Plan
          On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the nine months ended September 30, 2008 and September 30, 2007, 55,782 and 59,476 shares were issued in lieu of $0.3 million and $0.2 million, respectively, of Directors’ fees. At September 30, 2008, 0.3 million shares were reserved for issuance under this plan.
          Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At September 30, 2008, 0.4 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          As of September 30, 2008 and 2007, options to purchase 2,433,182 shares and 2,390,949 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $7.09 per share.
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
          Performance share grants are valued using a Monte Carlo simulation model on the date of grant. Compensation costs ultimately recognized are equal to the grant date fair value. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost over the requisite period regardless of whether the market condition is ever satisfied.
          The compensation expense recognized in the Company’s consolidated financial statements for the three months ended September 30, 2008 and 2007 for awards of equity instruments was $0.4 million and $1.0 million, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $2.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.2 years.
          The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Weighted average fair value of options granted	$2.26	$2.35
Expected volatility	56.0%-56.2%	58.9%
Expected life	6 years	6 years
Risk-free interest rate	3.0% -3.35%	4.5%
Expected dividend yield	—	—
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The following table summarizes stock option activity during the nine months ended September 30, 2008:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at December 31, 2007	2,281,595	$3.42
Granted	550,180	4.09
Exercised	(9,053)	3.92
Canceled/expired	(389,540)	4.82

Stock options outstanding at September 30, 2008	2,433,182	$3.35

          Options to purchase 1,735,921 shares were exercisable at September 30, 2008 at a weighted average exercise price of $3.04.
          As of September 30, 2008, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.4 million and the weighted average period over which these awards are expected to be recognized was 2.2 years.
          The following table summarizes restricted stock activity during the nine months ended September 30, 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Outstanding at December 31, 2007	603,195	$4.20
Granted	560,845	4.16
Vested	(265,705)	4.22
Forfeited	(160,200)	4.25

Outstanding at September 30, 2008	738,135	$4.15

          As of September 30, 2008, there was $0.9 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.3 years.
          The following table summarizes performance shares activity during the nine months ended September 30, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2007	420,543	$4.45
Granted	282,326	5.25
Vested	—	—
Forfeited	(155,341)	4.88

Outstanding at September 30, 2008	547,528	$4.74

          As of September 30, 2008, there was $0.6 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.0 years.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE G — INCOME TAXES
          The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2011 through 2025. Net operating losses in foreign countries generally have an indefinite carryforward period, however, Mexico has a 10 year carryforward period and carryforwards there expire from 2016 through 2018.
          The following table summarizes the components of the Company’s tax provision for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Current:
United States — Alternative minimum tax	$422	$3	$(566)	$(306)
United States — Foreign withholding	(523)	(131)	(927)	(797)
Argentina	443	(1,566)	(2,496)	(4,472)
Australia	(1,048)	(1,260)	(5,339)	(3,033)
Mexico	(27)	—	(49)	—
Canada	—	—	(20)	—
Bolivia	669	—	—	—

Deferred:
United States	403	—	1,950	—
Argentina	267	73	638	(101)
Australia	276	(271)	411	(632)
Chile	608	667	(740)	(72)
Bolivia	(1,058)	—	(1,446)	—
Mexico	3,404	—	7,227	—

Income tax benefit (provision)	$3,836	$(2,485)	$(1,357)	$(9,413)

          The income tax provision for the nine months ended September 30, 2008 and 2007 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets. The tax provision for the Company’s operations in Bolivia was calculated using a year to date effective tax rate due to the volatility of current metal prices and the start-up of operations at the San Bartolomé mine in 2008.
NOTE H — SEGMENT REPORTING
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          The operating segments are managed separately because each segment represents a distinct use of Company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo, Endeavor and Broken Hill mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to smelters located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Nordeutsche). Refined gold and silver produced by the San Bartolomé and Rochester mines are principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at the Endeavor and Broken Hill mines are sold to Nystar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to the consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss.
          Financial information relating to the Company’s segments is as follows:
Segment Reporting
(In Thousands)

		Cerro			Broken	San
	Rochester	Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Three Months Ended September 30, 2008

Total net sales of metals	$20,732	$6,737	$3,747	$2,427	$3,225	$2,895	$—	$—	$—	$39,763

Production costs applicable to sales	11,583	8,530	4,229	186	645	5,521	—	—	—	30,694
Depreciation and depletion	551	1,661	1,390	545	553	1,793	—	(8)	136	6,621
Exploration expense	118	668	1,521	—	—	(116)	112	2,067	1,454	5,824
Other operating expenses	2	5	(68)	—	—	27	125	627	4,668	5,386
Interest and other income	1	501	(381)	—	—	1,385	9	18	762	2,295
Interest expense	—	—	(68)	—	—	—	3	(578)	1,646	1,003
Income tax (benefit) expense	—	(607)	(710)	—	—	390	—	(3,404)	495	(3,836)
Profit (loss)	8,479	(3,019)	(2,928)	1,696	2,027	(3,335)	(231)	1,314	(7,637)	(3,634)

Segment assets (A)	$36,074	$50,535	$43,068	$42,254	$25,439	$270,028	$334,498	$1,876,771	$12,578	$2,691,245
Capital expenditures	$273	$2,623	$246	$2	$—	$29,635	$12,876	$42,265	$(193)	$87,727

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total
Three Months Ended September 30, 2007

Total net sales of metals	$23,250	$12,410	$9,986	$1,817	$5,400	$—	$—	$—	$—	$52,863

Production costs applicable to sales	17,977	14,549	4,694	141	870	—	—	—	—	38,231
Depreciation and depletion	911	1,443	487	174	756	—	—	—	124	3,895
Exploration expense	36	817	1,063	—	—	—	68	—	1,284	3,268
Other operating expenses	73	3	7	—	—	—	—	—	4,623	4,706
Interest and other income	60	293	(159)	—	—	—	38	—	3,204	3,436
Interest expense	—	3	—	—	—	—	—	—	76	79
Income tax (benefit) expense	—	(667)	1,967	—	—	—	10	—	1,175	2,485
Profit (loss)	4,313	(3,445)	1,609	1,502	3,774	—	(40)	—	(4,078)	3,635

Segment assets (A)	$77,342	$55,702	$17,764	$17,131	$28,881	$137,833	$290,464	—	$14,159	$639,276
Capital expenditures	$632	$3,016	$4,854	$—	$1	$21,430	$26,623	$—	$769	$57,325

					Broken	San
	Rochester	Cerro Bayo	Martha		Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Endeavor	Mine	Mine	Project	Project	Other	Total

Nine Months Ended September 30, 2008

Total net sales of metals	$56,762	$37,662	$22,765	$11,061	$15,928	$2,895	$—	$—	$—	$147,073

Production costs applicable to sales	35,376	24,595	12,482	781	2,156	5,462	—	—	—	80,852
Depreciation and depletion	1,724	6,693	3,643	1,524	1,914	1,853	—	831	409	18,591
Exploration expense	202	2,160	3,770	—	—	56	145	4,749	3,209	14,291
Other operating expenses	2	888	17	—	—	27	1,434	16,024	18,993	37,385
Interest and other income	6	107	(443)	—	—	1,384	46	(60)	2,763	3,803
Interest expense	—	—	1	—	—	—	3	476	2,211	2,691
Income tax (benefit) expense	—	741	1,858	—	—	1,447	—	(7,227)	4,538	1,357
Profit (loss)	19,464	2,692	551	8,756	11,858	(4,566)	(1,536)	(14,913)	(26,597)	(4,291)

Segment assets (A)	$36,074	$50,535	$43,068	$42,254	$25,439	$270,028	$334,498	$1,876,771	$12,578	$2,691,245
Capital expenditures	$434	$6,759	$3,915	$26,513	$—	$97,093	$32,306	$88,869	$473	$256,362

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Nine Months Ended September 30, 2007

Total net sales of metals	$75,547	$32,178	$28,052	$5,191	$14,420	$—	$—	$—	$—	$155,388

Production costs applicable to sales	42,825	27,230	13,175	429	2,332	—	—	—	—	85,991
Depreciation and depletion	8,091	4,245	1,238	453	2,284	—	—	—	358	16,669
Exploration expense	37	2,233	3,098	—	—	—	263	—	3,068	8,699
Other operating expenses	73	37	28	—	—	—	22	—	16,430	16,590
Interest and other income	186	725	(227)	—	—	—	39	—	11,578	12,301
Interest expense	—	22	—	—	—	—	—	—	227	249
Litigation settlement	—	—	—	—	—	—	—	—	507	507
Income tax (benefit) expense	—	72	5,128	—	—	—	20	—	4,193	9,413
Profit (loss)	24,707	(936)	5,158	4,309	9,804	—	(266)	—	(13,205)	29,571
Segment assets (A)	$77,342	$55,702	$17,764	$17,131	$28,881	$137,833	$290,464	$—	$14,159	$639,276
Capital expenditures	$1,737	$8,773	$8,484	$2,112	$213	$49,134	$85,254	$—	$1,322	$157,029

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties
          Revenues from silver sales were $30.9 million and $37.9 million for the three months ended September 30, 2008 and 2007, respectively. Revenues from gold sales were $8.8 million and $14.9 million for the three months ended September 30, 2008 and 2007, respectively.
          Revenues from silver sales were $111.8 million and $108.3 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues from gold sales were $35.2 million and $47.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)

	September 30,
	2008	2007
Assets
Total assets for reportable segments	$2,691,245	$639,276
Cash and cash equivalents	55,677	170,490
Short-term investments	23,301	38,300
Other assets	89,811	41,425

Total consolidated assets	$2,860,034	$889,491

Geographic Information

Three Months Ended		Long-Lived
September 30, 2008	Revenues	Assets

United States	$20,732	$338,884
Australia	5,652	65,844
Chile	6,737	28,652
Argentina	3,747	18,779
Bolivia	2,895	242,343
Mexico	—	1,859,223
Other foreign countries	—	161

Total	$39,763	$2,553,886

Three Months Ended		Long-Lived
September 30, 2007	Revenues	Assets

United States	$23,250	$292,814
Australia	7,217	43,843
Chile	12,410	25,226
Argentina	9,986	10,943
Bolivia	—	114,932
Mexico	—	—
Other foreign countries	—	190

Total	$52,863	$487,948

Nine Months Ended		Long-Lived
September 30, 2008	Revenues	Assets

United States	$56,762	$338,884
Australia	26,989	65,844
Chile	37,662	28,652
Argentina	22,765	18,779
Bolivia	2,895	242,343
Mexico	—	1,859,223
Other foreign countries	—	161

Total	$147,073	$2,553,886

Nine Months Ended		Long-Lived
September 30, 2007	Revenues	Assets

United States	$75,547	$292,814
Australia	19,611	43,843
Chile	32,178	25,226
Argentina	28,052	10,943
Bolivia	—	114,932
Mexico	—	—
Other foreign countries	—	190

Total	$155,388	$487,948

NOTE I — RECLAMATION AND REMEDIATION
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          Changes to the Company’s asset retirement obligations are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Asset retirement obligation — Beginning balance	$33,437	$30,647	$33,135	$29,909
Accretion	629	565	1,886	1,695
Settlements	(1,106)	(629)	(2,061)	(1,021)

Asset retirement obligation — Ending balance	$32,960	$30,583	$32,960	$30,583

          In addition, the Company has accrued $1.2 and $1.5 million as of September 30, 2008 and 2007, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
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
Forward Foreign Exchange Contracts
          The Company, from time to time, enters into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 493 pesos to each U.S. dollar. At September 30, 2008, the Company had foreign exchange contracts of $3.0 million in U.S. dollars. For the three months ended September 30, 2008 and September 30, 2007, the Company recorded a realized gain (loss) of approximately $(0.1) million and $0.1 million, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recorded a realized gain of $0.2 million and $0.1 million, respectively, in connection with its foreign currency hedging program. As of September 30, 2008, the fair value of the foreign exchange contracts was a liability of $0.2 million. Change in gains (losses) accumulated in other comprehensive income (loss) for cash flow hedging contracts are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

		(in thousands)
Beginning balance	$(295)	$289	$(82)	$(60)
Reclassification to earnings	143	(99)	(163)	(125)
Change in fair value	(60)	(62)	33	313

Ending balance	$(212)	$128	$(212)	$128

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          At September 30, 2008 the Company had outstanding provisionally priced sales of $58.9 million, consisting of 2.5 million ounces of silver and 19,710 ounces of gold, which had a fair value of approximately $52.8 million, including the embedded derivative.
Commodity Derivatives
          The Company has occasionally entered into forward metal sales contracts to manage the price risk on a portion of its cash flows against fluctuating gold prices. As of September 30, 2008, the Company had no outstanding forward sales contracts for either gold or silver.
NOTE K — LONG-TERM DEBT
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
          The fair value of the 3 1/4% Convertible Senior Notes as determined by market transactions on September 30, 2008 was $135.7 million.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
1 1/4% Convertible Senior Notes
          The $180.0 million principal amount of 1 1/4% Convertible Senior Notes due January 2024 outstanding at September 30, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.
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
          The fair value of the 1 1/4% notes as determined by market transactions on September 30, 2008, was $124.2 million.
Bridging Debt Facility
          On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to September 30, 2008, and had an interest rate at a variable rate (LIBOR) plus a margin of 2.45%. The Company paid off the outstanding balance under the facility on September 30, 2008.
Bank Loan
          On August 30, 2007, Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in asset-backed commercial paper, to fund working capital requirements. The facility was amended on October 9, 2007. On June 3, 2008, the Company paid off the outstanding balance under the credit facility.
NOTE L — DEFINED CONTRIBUTION, 401(k), DEFINED BENEFIT AND POST-RETIREMENT MEDICAL PLANS
Defined Contribution Plan and 401(k) Plan
          The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and plan expenses charged to operations for the nine months ended September 30, 2008 and 2007 were $0.5 million and $1.1 million, respectively.
          The Company maintains a savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company is required to make matching cash contributions equal to 100% of the employees’ contribution to a maximum of 3% of the employees’ compensation and 50% of any additional employee contributions in excess of the 3% to a maximum of 5% of the employee contribution. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.1 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and plan expenses charged to operations for the nine months ended September 30, 2008 and 2007 were $0.5 million and $0.6 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE M — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
          The Company maintains three labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile, with Associacion Obrera Minera Argentina at its Martha mine in Argentina and with Sindicato De Trabajadores De Empressa Minera Manquir South America at its San Bartolomé mine in Bolivia. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 1, 2008 to June 1, 2010. The agreement at San Bartolomé became effective October 11, 2007 and does not have a fixed term. As of September 30, 2008, the Company had approximately 35.5% of its worldwide labor force covered by collective bargaining agreements.
Termination Benefits
          In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its life. The employees are required to render service until they are terminated in order to be eligible for benefits. Approximately 84% of the workforce was severed by the end of the first quarter of 2008, while the remaining 16% are expected to stay on for residual leaching and reclamation activities. As of September 30, 2008, the total amount expected to be incurred under this plan is approximately $4.9 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of September 30, 2008 was $0.6 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning Balance	$533	$2,181	$820	$1,959
Accruals	48	1,177	148	1,819
Payments	—	(2,560)	(387)	(2,980)

Ending Balance	$581	$798	$581	$798

          The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $3.3 million as of September 30, 2008.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE N — SIGNIFICANT CUSTOMERS
          The Company markets its metals products and concentrates primarily to bullion trading banks and five third party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 40.6% and 48.6% of total metals sales for the nine months ended September 30, 2008 and 2007, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.
          The Company currently markets its silver and gold concentrates to third party smelters in Japan, Mexico, Australia and Germany. Sales of metals concentrates to third party smelters amounted to approximately 59.4% and 51.4% of metals sales for the nine months ended September 30, 2008 and 2007, respectively. The loss of any one smelter customer could have a material adverse effect in the event of the possible unavailability of alternative smelters.
NOTE O — LITIGATION AND OTHER EVENTS
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
          On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.
NOTE P – CERRO BAYO MINE
          On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to lower metal prices and continuing higher operating costs.  The Company will temporarily suspend mining operations and undertake efforts to further develop its mine plan and its ore reserve in an effort to also further extend the mine life.
          The Company determined that the decline in the price of silver, reduced production levels and the increase in operating cost levels was a triggering event in accordance with FAS 144 requiring the Company to assess whether the long-lived assets at the mine were impaired.  Step one of the impairment assessment compares the cumulative undiscounted prospective cash flows of the mine to the sum of the carrying values of the long-lived assets at Cerro Bayo. Should the carrying values of the long-lived assets at the mine exceed the sum of those undiscounted future cash flows, a comparison of the fair value of the asset to its book value is then required.  If the fair value is less than the carrying value of the assets, an impairment loss would be recorded.
          In projecting its future cash flows, the Company considers certain assumptions for silver prices (including current and historical prices, analyst consensus forward prices, as well as the trailing three-year average silver market prices) and production levels, expected and historical operating costs and required capital expenditures based on available life of mine plans. Assumptions underlying future cash flows are subject to significant risk and uncertainty associated with any differences between specific assumptions and market conditions, such as silver and gold prices, lower than expected recoverable ounces and/or the Company’s operating performance. Based on the Company’s assessment, there was not a required impairment at September 30, 2008. Should silver prices continue below the consensus forward or historical prices, should the cash costs per ounce exceed those projected and historically achieved, or should an updated reserve report result in a reduction of the number of ounces recoverable at Cerro Bayo, the Company may be required to record an impairment loss and that loss could have a material adverse effect on the Company’s operations and financial position.  The Company will be updating its reserve reports as of December 31, 2008.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
(dollars in thousands, except per share, per ounce amounts)
NOTE Q — SUBSEQUENT EVENT
$50 Million Senior Secured Floating Rate Convertible Notes
          On October 20, 2008, the Company announced that it sold $50 million in aggregate principal amount of senior secured floating rate convertible notes under an effective shelf registration statement on file with the U.S. Securities and Exchange Commission. The Company has granted the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of notes. The notes bear interest at LIBOR plus 7.50% per year, provided that in no event will the annual rate be less than 9.00% or more than 12.00%. Interest is payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes are the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and are secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. The notes are convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price is approximately $1.15 per share. The conversion price is subject to standard anti-dilution protections. The Company intends to use the proceeds of this offering to fund continued development at the Palmarejo silver/gold project in Mexico. Any additional remaining proceeds may be used for general corporate purposes.
Kensington Project
          On October 1, 2008 the Company announced a temporary curtailment of its development activities at the Kensington Project until such time as a decision is rendered from the U.S. Supreme Court on its original tailings plan. Consequently, the Company laid off approximately 50% of its existing workforce and will pay termination benefits of $0.4 million.

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
          The average price of silver (Handy & Harman) and gold (London Final) for the nine months ended September 30, 2008 was $16.59 and $897.43 per ounce, respectively. The market price of silver and gold on October 28, 2008 was $8.81 per ounce and $730.50 per ounce, respectively.
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
          In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters on which management is focused include:
•	San Bartolomé Mine. The Company commenced commercial production on June 27, 2008. Should silver production be lower than expected or if operating costs prove to be higher than currently estimated, the Company’s results of operations will be adversely affected. Other uncertainties associated with the mine include logistical and other risks associated with mining in Bolivia.

•	Palmarejo Project. In December 2007, Coeur completed the acquisition of the Palmarejo project located in Mexico. Capital expenditures for this property are currently estimated to be approximately $180 million during 2008 and construction activities there are underway. The Company completed the final feasibility study in June 2008 and now considers the mine to be in the development stage. As a result, it has begun to capitalize mine development expenditures at Palmarejo. The Company currently expects to commence commercial production during the first quarter of 2009. Any significant increase in the capital expenditures and/or delay in the commencement of production would adversely affect the Company’s costs and liquidity.

•	Kensington Mine. The Company has continued in its effort to enable the Kensington Mine to commence production, including the completion of Kensington’s mill, related surface facilities and a tunnel connecting the Kensington and Jualin properties. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court vacating the Company’s 404 permit for its tailings facility. Further delay in the commencement of production at the Kensington Mine would adversely affect the Company’s costs and liquidity. On September 23, 2008 the Company withdrew its request from federal and state agencies to permit an alternative paste tailings plan. The Company continues to pursue its original tailings plan which is pending in the U.S. Supreme Court. A decision on the appeal is expected in the second quarter of 2009. On October 1, 2008 the Company announced a temporary curtailment of its development activities at the Kensington Project until such time as a decision is rendered from the U.S. Supreme Court on its original tailings plan. Consequently, the Company laid off approximately 50% of its existing workforce and will pay termination benefits of $0.4 million.

•	Rochester Mine. As scheduled, mining activities at Rochester ceased in August 2007 as the mine entered its residual leaching phase. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by approximately 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in silver recoveries anticipated for the remainder of the residual leach phase. Consequently, the Company has extended its residual leaching phase from 2011 to 2014. The Company continues to explore its options with respect to this property, including possible recommencement of operating activities related to the Company’s ongoing exploration program. The continued decrease in production in the residual leaching stage, and ultimate cessation of activities there, will result in a reduction in net sales.

•	Cerro Bayo Mine. The Company’s top priority with respect to this mine is to reduce operating costs and continue to successfully add new ore reserves through exploration activities. As part of the ongoing operational improvement program at the Cerro Bayo mine, in April 2008, the Company announced a temporary suspension of mining operations at this mine in order to upgrade its electrical infrastructure. On May 5, 2008, the Company announced that the electrical upgrade was completed and the mine resumed operations. In April 2006, surface preparation and portal construction began to allow access to the Dagny and Fabiola veins. On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due to lower metal prices and higher operating costs experienced in 2008. Reference is made to the discussion set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Operating Highlights and Statistics — South American Operations — Cerro Bayo Mine” for a detailed description of the Company’s plans and operations at this mine.
     Operating Highlights and Statistics
South American Operations
Martha Mine:
          Commissioning of a new, standalone 260 tons per day processing facility took place at Martha during the first half of 2008. As a result, production was hampered by issues related to mill start-up and a shortage of available spare parts to address these issues. The start-up has been completed and results continue to improve each month.
          Silver production was 816,495 ounces and gold production was 1,028 ounces in the third quarter of 2008, compared to 543,803 ounces of silver and 1,015 ounces of gold in the third quarter of 2007. Total cash costs per ounce for the three months ended September 30, 2008 were $6.73 per ounce, compared to $8.33 per ounce in 2007. The increase in silver production was primarily due to a 69.9% increase in mill tonnages offset by lower silver ore grades as compared to ore tonnages and grades in the third quarter of 2007. The decrease in cash costs per ounce were primarily due to the higher silver ounce production in the three months ended September 30, 2008 compared to 2007.
          Silver production was 2,081,573 ounces and gold production was 2,497 ounces in the nine months ended September 30, 2008 compared to 1,975,927 ounces of silver and 2,939 ounces of gold in 2007. Total cash costs per ounce for the nine months ended September 30, 2008 were $7.57 per ounce, compared to $6.34 per ounce in 2007. The increase in silver production was primarily due to an increase of 39.8% over tons milled in the nine months ended September 30, 2008. The increase in total cash costs per ounce was primarily due to an increase in labor and operating supplies expenses and mill start-up related issues in the nine months ended September 30, 2008 compared to 2007.
San Bartolomé Mine:
          The San Bartolomé Mine commenced commercial production on June 27, 2008. Silver production for the three and nine months ended September 30, 2008 was 706,538 and 728,394 ounces of silver, respectively. Total cash costs per ounce for the three and nine months ended September 30, 2008 were $15.66 per ounce and $15.59 per ounce, respectively. The mine experienced several start-up delays due to issues with the processing plant. However, the Company believes these issues have been largely addressed. Operational results continue to improve each month and the Company now expects production for 2008 to be approximately 3.2 million ounces of silver.
          The San Bartolomé mine involves risks that are inherent in any mining venture, as well as particular risks associated with the location of the mine. Also, managing mining projects in the altiplano area of Bolivia, where Cerro Rico is located, presents logistical challenges. The political and cultural differences of Bolivia may also present challenges.

          The Company obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The policy is in the amount of approximately $131 million and covers 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy is expected to cost approximately $3.4 million per year, which was capitalized during the development and construction phases and is now included as a cost of inventory produced (estimated at approximately $0.21 per ounce of silver produced) over the term of the policies which expire in 2019 and 2024.
Cerro Bayo Mine:
          In late 2007, the Company implemented a recovery plan at Cerro Bayo to address the higher costs and lower productivity experienced at the mine during the second half of 2007. Key components of the plan included increased underground mine development to provide more operational flexibility, reduced workforce, improved workforce training using more efficient mining methods, organizational restructuring, and a cost improvement program. On April 8, 2008, the Company announced that, as part of its ongoing operational improvement program, the mine would be upgrading its electrical infrastructure in both the surface and underground facilities in order to improve operational reliability and performance, resulting in a temporary suspension of mining operations. On May 5, 2008, the Company announced the resumption of operating activities at Cerro Bayo and that the electrical upgrades had been completed. In April 2008, surface preparation and portal construction began to allow access to the Dagny and Fabiola veins. At the end of the third quarter of 2008, decline and sublevel development totaled 1,361 meters, including 156 meters on the Fabiola vein. Approximately 3,000 tonnes of Fabiola vein material was stockpiled at the third quarter’s end in preparation for test milling.
          During the third quarter of 2008, silver production was 254,638 ounces and gold production was 2,973 ounces, compared to 424,206 ounces of silver and 7,229 ounces of gold in the third quarter of 2007. Total cash costs per ounce of silver in the third quarter of 2008 were $19.89 per ounce compared to $15.58 per ounce in 2007. The silver production decrease was primarily due to a 54.2% decrease in tons mined as a result of lower than expected stope tonnage and grades.
          During the nine months ended September 30, 2008, silver production was 1,031,524 ounces and gold production was 19,695 ounces, compared to 1,145,654 ounces of silver and 26,874 ounces of gold in the nine months ended September 30, 2007. The silver production decrease was primarily due to a 21.4% decrease in tons mined as a result of the recovery plan initiated late last year to improve mine productivity, grade control and organizational efficiency and lower than expected stope tonnages and grades. Total cash costs per ounce of silver for the nine months ended September 30, 2008 were $7.97 per ounce compared to $8.45 per ounce in 2007.
          On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to lower metal prices and continuing higher operating costs. The Company will temporarily suspend mining operations and undertake efforts to further develop its mine plan and its ore reserve in an effort to also further extend the mine life.
          The Company determined that the decline in the price of silver, reduced production levels and the increase in operating cost levels was a triggering event in accordance with FAS 144 requiring the Company to assess whether the long-lived assets at the mine were impaired. Step one of the impairment assessment compares the cumulative undiscounted prospective cash flows of the mine to the sum of the carrying values of the long-lived assets at Cerro Bayo. Should the carrying values of the long-lived assets at the mine exceed the sum of those undiscounted future cash flows, a comparison of the fair value of the asset to its book value is then required. If the fair value is less than the carrying value of the assets, an impairment loss would be recorded.
          In projecting its future cash flows, the Company considers certain assumptions for silver prices (including current and historical prices, analyst consensus forward prices, as well as the trailing three-year average silver market prices) and production levels, expected and historical operating costs and required capital expenditures based on available life of mine plans. Assumptions underlying future cash flows are subject to significant risk and uncertainty associated with any differences between specific assumptions and market conditions, such as silver and gold prices, lower than expected recoverable ounces and/or the Company’s operating performance. Based on the Company’s assessment, there was not a required impairment at September 30, 2008. Should silver prices continue below the consensus forward or historical prices, should the cash costs per ounce exceed those projected and historically achieved, or should an updated reserve report result in a reduction of the number of ounces recoverable at Cerro Bayo, the Company may be required to record an impairment loss and that loss could have a material adverse effect on the Company’s operations and financial position. The Company will be updating its reserve reports as of December 31, 2008.

North American Operations
          Rochester Mine:
          In August of 2007, mining and crushing operations at the Rochester mine were completed. During the third quarter of 2008, the Company revised its estimates of silver ounces contained in the heap inventory. Consequently, the Company has extended the anticipated completion of its residual leaching phase from 2011 to 2014. Silver production was 795,351 ounces and gold production was 4,983 ounces during the third quarter of 2008 compared to 1,144,622 ounces of silver and 12,244 ounces of gold in the third quarter of 2007. Total cash costs per ounce were $0.72 in the third quarter of 2008 compared to $0.65 per ounce in the three months ended September 30, 2007. The increase in cash costs per ounce is primarily due to lower by-product credits from the gold produced as compared to the three months ended September 30, 2007.
          Silver production was 2,374,698 ounces and gold production was 16,895 ounces during the nine months ended September 30, 2008 compared to 3,554,651 ounces of silver and 40,679 ounces of gold in the nine months ended September 30, 2007. Total cash costs per ounce decreased to ($0.46) from $2.72 in the nine months ended September 30, 2008. The decrease in cash costs per ounce is primarily due to (i) only processing costs are being incurred now that mining activities have ceased; and (ii) higher by-product credits from higher gold prices in 2008 as compared to the same period in 2007.
Australian Operations
          Endeavor Mine:
          Silver production at the Endeavor mine in the third quarter of 2008 was 226,180 ounces of silver compared to 171,834 ounces of silver in the third quarter of 2007. This 31.6% increase in silver production was primarily due to a 6.3% increase in tons milled and a 15% increase in silver ore grades as compared to the third quarter of 2007. Total cash costs per ounce of silver produced were $2.53 in the third quarter of 2008 compared to $2.65 in the third quarter of 2007. The decrease in cash costs per ounce is primarily due to the increase in the ounces of silver produced during the period.
          Silver production at the Endeavor mine for the nine months ended September 30, 2008 was 683,470 ounces of silver compared to 456,552 ounces of silver in the nine months ended September 30, 2007. This 49.7% increase in silver production was primarily due to a 40.2% increase in silver ore grades as compared to the third quarter of 2007. Total cash costs per ounce of silver produced were $2.49 in the nine months ended September 30, 2008 compared to $2.91 in the nine months ended September 30, 2007. The decrease in cash costs per ounce is primarily due to the increase in ounces of silver produced during the period as compared to the nine months ended September 30, 2007.

          On May 23, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $43.7 million. The Endeavor Mine is located 720 km northwest of Sydney in New South Wales and has been in production since 1983. Under the terms of the original agreement, CDE Australia, a wholly-owned subsidiary of Coeur, paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia will pay Cobar approximately $26.2 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In January 2008, the mine met the criteria for payment of the additional $26.2 million and this amount was capitalized to mineral interests. On April 1, 2008, the Company paid this amount plus accrued interest at a rate of 7.5% per annum from January 24, 2008. In addition to these upfront payments, Coeur originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the price of silver exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of the agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by Coeur in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.0 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.
          On March 28, 2006, CDE Australia Pty, Ltd. (CDE Australia) reached an agreement with CBH Resources Ltd. to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a maximum of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. The Company has received approximately 2.0 million payable ounces to date and the current ore reserve contains approximately 14.4 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms. The silver price-sharing provision is deferred until such time as Coeur has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to US$7.00 per ounce, from the previous level of US$5.23 per ounce. The Company expects to exceed the 2 million cumulative ounce threshold during the fourth quarter of 2008 and, therefore, the Company will realize a reduction in revenues per ounce as a result of the silver price-sharing provision. The Endeavor mine is a primary zinc and lead producer. During 2008, the prices for zinc and lead have declined which could impact CBH’s ability to further expand the ore reserves.
          As of September 30, 2008, the Company has recovered approximately 40.8% of the transaction consideration consisting of 2.0 million payable ounces, or 10.0%, of the 20 million maximum payable silver ounces to which the Company is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20 million payable silver ounce target to which the Company is entitled under the terms of the silver sale and purchase agreement.
          Broken Hill Mine:
          Silver production at the Broken Hill Mine in the third quarter of 2008 was 312,425 ounces compared to 427,254 ounces in the third quarter of 2007. The decrease in silver production is primarily due to a decrease in silver ore grades and recoveries, partially offset by an increase in tons mined. Total cash costs per ounce of silver production were $3.38 in the third quarter of 2008 compared to $3.10 in the third quarter of 2007. The increase is primarily due to higher smelting, refining and transportation costs.
          Silver production at the Broken Hill Mine in the nine months ended September 30, 2008 was 1,081,254 ounces compared to 1,206,595 ounces in the nine months ended September 30, 2007. The decrease in silver production is primarily due to a 18.5% decrease in silver ore grades. Total cash costs per ounce of silver production were $3.60 in the nine months ended September 30, 2008 compared to $3.16 in 2007. The increase is primarily due to higher smelting, refining and transportation costs.

          On September 8, 2005, the Company acquired all of the silver production and reserves, up to a maximum of 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”) for $36.9 million. In addition, CDE Australia pays PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to US$0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during the third quarter of 2008.
          As of September 30, 2008, the Company has recovered approximately 116.7% of the transaction consideration consisting of 5.1 million payable ounces, or 29.9%, of the 17.2 million payable silver ounces to which the Company is entitled to under the terms of the silver sale agreement. No assurances can be made that the mine will achieve its 17.2 million payable silver ounce target to which the Company is entitled under the terms of the silver sale and purchase agreement.
          On August 21, 2008, Perilya advised the market that, following an extensive review of its Broken Hill operations, it had implemented a plan to resize the operation in light of current low metal prices. Under the revised operating plan, ore production will decrease from 1.8 to 0.95 million tonnes per year.

Operating Statistics From Continuing Operations
          The following table presents information by mine and consolidated sales information for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rochester
Tons processed	—	911,925	—	4,861,935
Ore grade/Ag oz	—	0.51	—	0.65
Ore grade/Au oz	—	0.00	—	0.01
Recovery/Ag oz (A)	—	244.6%	—	108.9%
Recovery/Au oz (A)	—	465.0%	—	135.3%
Silver production ounces	795,351	1,144,622	2,374,698	3,554,651
Gold production ounces	4,983	12,244	16,895	40,679
Cash cost/oz	$0.72	$0.65	$(0.46)	$2.72
Total cost/oz	$1.47	$2.47	$0.33	$5.51
Cerro Bayo
Tons milled	50,253	105,767	208,837	263,312
Ore grade/Ag oz	5.52	4.28	5.29	4.60
Ore grade/Au oz	0.066	0.076	0.104	0.11
Recovery/Ag oz	91.8%	93.8%	93.4%	94.5%
Recovery/Au oz	89.4%	90.0%	90.3%	92.7%
Silver production ounces	254,638	424,206	1,031,524	1,145,654
Gold production ounces	2,973	7,229	19,695	26,874
Cash cost/oz	$19.89	$15.58	$7.97	$8.45
Total cost/oz	$26.25	$18.92	$14.34	$12.09
Martha Mine
Tons milled	15,940	9,382	38,087	27,246
Ore grade/Ag oz	54.40	60.10	57.35	76.27
Ore grade/Au oz	0.072	0.118	0.072	0.116
Recovery/Ag oz	94.2%	96.5%	95.3%	95.1%
Recovery/Au oz	89.0%	91.7%	91.2%	92.8%
Silver production ounces	816,495	543,803	2,081,573	1,975,927
Gold production ounces	1,028	1,015	2,497	2,939
Cash cost/oz	$6.73	$8.33	$7.57	$6.34
Total cost/oz	$8.27	$9.03	$9.39	$6.83
Endeavor
Tons milled	298,601	280,978	827,755	818,844
Ore grade/Ag oz	1.46	1.27	1.50	1.07
Recovery/Ag oz	51.8%	48.3%	54.9%	52.3%
Silver production ounces	226,180	171,834	683,470	456,552
Cash cost/oz	$2.53	$2.65	$2.49	$2.91
Total cost/oz	$4.94	$3.66	$4.72	$3.90
Broken Hill
Tons milled	496,552	472,531	1,523,719	1,221,918
Ore grade/Ag oz	0.85	1.12	0.97	1.19
Recovery/Ag oz	74.2%	80.4%	73.0%	83.3%
Silver production ounces	312,425	427,254	1,081,254	1,206,595
Cash cost/oz	$3.38	$3.10	$3.60	$3.16
Total cost/oz	$5.15	$4.87	$5.37	$5.05
San Bartolomé (B)
Tons milled	160,678	—	177,756	—
Ore grade/Ag oz	7.54	—	6.82	—
Recovery/Ag oz	58.3%	—	60.1%	—
Silver production ounces	706,538	—	728,394	—
Cash cost/oz	$15.66	—	$15.59	—
Total cost/oz	$18.20	—	$18.13	—
CONSOLIDATED PRODUCTION TOTALS (C)
Silver ounces	3,111,627	2,711,719	7,980,913	8,339,379
Gold ounces	8,984	20,488	39,087	70,492
Cash cost per oz/silver	$7.65	$5.04	$4.99	$4.44
Total cost/oz	$9.70	$6.82	$7.19	$6.57
CONSOLIDATED SALES TOTALS
Silver ounces sold	2,552,038	2,984,932	7,234,943	8,466,845
Gold ounces sold	11,215	22,249	41,145	72,401
Realized price per silver ounce(C)	$14.47	$12.87	$17.17	$13.34
Realized price per gold ounce(C)	$886	$702	$952	$669

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2014. Current recovery may vary significantly from ultimate recovery. In August 2007, the Company ceased mining and crushing activities and ore reserves were fully mined. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(B)	San Bartolomé commenced start-up activities on June 27, 2008. Mine statistics do not represent normal operating results. It is expected that the Company will achieve normal operating levels by the end of 2008.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

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
“Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, corporate, general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.
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
The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in the Statement of Operations:
Three Months Ended September 30, 2008
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Total

Production of Silver (ounces)	795,351	254,638	816,495	226,180	312,425	706,538	3,111,627
Cash Costs per ounce	$0.72	$19.89	$6.73	$2.53	$3.38	$15.66	$7.65

Total Cash Costs	$569	$5,064	$5,491	$573	$1,056	$11,065	$23,818
Add/Subtract:
Third party smelting costs	—	(724)	(1,030)	(344)	(416)	—	(2,514)
By-product credit	4,383	2,624	887	—	—	—	7,894
Other adjustments	48	—	—	—	—	—	48
Change in inventory	6,584	1,566	(1,120)	(43)	5	(5,544)	1,448
Depreciation, depletion and amortization	550	1,620	1,260	545	553	1,794	6,322

Production costs applicable to sales	$12,134	$10,150	$5,488	$731	$1,198	$7,315	$37,016

Nine Months Ended September 30, 2008
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Total

Production of Silver (ounces)	2,374,698	1,031,524	2,081,573	683,470	1,081,254	728,394	7,980,913
Cash Costs per ounce	$(0.46)	$7.97	$7.57	$2.49	$3.60	$15.59	$4.99

Total Cash Costs	$(1,085)	$8,220	$15,765	$1,703	$3,892	$11,353	$39,848
Add/Subtract:
Third party smelting costs	—	(3,131)	(2,493)	(1,023)	(1,748)	—	(8,395)
By-product credit	15,213	17,984	2,228	—	—	—	35,425
Other adjustments	147	—	471	—	—	—	618
Change in inventory	21,099	1,523	(3,489)	102	12	(5,891)	13,356
Depreciation, depletion and amortization	1,724	6,571	3,323	1,523	1,914	1,853	16,908

Production costs applicable to sales	$37,098	$31,167	$15,805	$2,305	$4,070	$7,315	$97,760

Three Months Ended September 30, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total

Production of Silver (ounces)	1,144,622	424,206	543,803	171,834	427,254	2,711,719
Cash Costs per ounce	$0.65	$15.58	$8.33	$2.65	$3.10	$5.04

Total Cash Costs	$739	$6,611	$4,532	$456	$1,325	$13,663
Add/Subtract:
Third party smelting costs	—	(901)	(420)	(294)	(482)	(2,097)
By-product credit	8,332	4,912	692	—	—	13,936
Other adjustments	1,177	—	—	—	—	1,177
Change in inventory	7,572	3,974	(1)	(21)	28	11,552
Depreciation, depletion and amortization	2,088	1,416	382	174	756	4,816

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$19,908	$16,012	$5,185	$315	$1,627	$43,047

Nine Months Ended September 30, 2007
(In thousands except ounces and per ounce costs)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	Total

Production of Silver (ounces)	3,554,651	1,145,654	1,975,927	456,552	1,206,595	8,339,379
Cash Costs per ounce	$2.72	$8.45	$6.34	$2.91	$3.16	$4.44

Total Cash Costs (Non-GAAP)	$9,673	$9,682	$12,531	$1,328	$3,809	$37,023
Add/Subtract:
Third party smelting costs	—	(2,352)	(1,402)	(910)	(1,451)	(6,115)
By-product credit (1)	27,028	17,827	1,962	—	—	46,817
Other adjustments	1,828	—	—	—	—	1,828
Change in inventory	4,296	1,641	517	10	(26)	6,438
Depreciation, depletion and amortization	9,919	4,165	966	453	2,284	17,787

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$52,744	$30,963	$14,574	$881	$4,616	$103,778

Exploration Activity
          During the three and nine months ended September 30, 2008, the Company incurred costs of approximately $5.8 and $14.3 million, respectively, related to its global exploration program including drilling and related costs of $0.7 million and $1.9 million, respectively, capitalized as mine development. The majority of this was devoted to exploration around its large operating properties.
Cerro Bayo Mine (Chile)
          Exploration at Cerro Bayo during the third quarter of 2008 focused on reserve development/delineation drilling and discovery of new mineralization at the Coigues Este area, which occurs about one kilometer east of the mill facility. A new vein system, termed Delia, was discovered this quarter under barren rock and post-mineral sediment between Coigues Este and the mill facility. Approximately 15,450 meters (50,700 feet) were drilled in the third quarter. Positive results were received from several targets which are expected to result in additional reserves and mineralized material as part of the exploration and ore reserve development program for 2009.
Martha Mine (Argentina)
          At Martha, 5,200 meters (17,200 feet) of drilling was completed during the third quarter of 2008 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine and the new Betty and Isabel vein systems to the north of the mine. Drilling will continue throughout the year on these and other targets in the Martha mine district.
          In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the third quarter of 2008, the Company focused this effort on the Sascha and Aguila properties. Sascha is one of two properties on which the Company has an option to acquire a majority joint venture interest with Mirasol Resources Ltd. Aguila is controlled by the Company under an option to purchase agreement with private Argentina business interests.
Palmarejo (Mexico)
          Exploration is underway at the Company’s new Palmarejo property in the Sierra Madre Occidental of northern Mexico. The focus of this work was drilling on the Guadalupe deposit designed to expand the size of the known silver and gold mineralization. Approximately 6,800 meters (22,200 feet) of drilling was completed in the quarter. The Company is planning to continue its drilling activities in the fourth quarter of the year with the main focus to be on the Guadalupe and Palmarejo zones and on the Los Bancos exploration target which lies to the southeast of Palmarejo.
          In other parts of Mexico, the Company conducted mapping and exploration on its exploration-stage Yecora, El Realito and La Guitarra properties. Based on results received, a future drilling program is being designed for Yecora.
Rochester (USA)
          This quarter the Company commenced an exploration drilling program at its wholly-owned Rochester mine in Nevada, USA to confirm and expand mineralized material that exists peripheral to the Rochester and Nevada Packard deposits. In addition, a drill program to test the high-grade, structurally, controlled Mystic target to the northwest of Nevada Packard was also designed and will commence in the following quarter. For the third quarter, approximately 4,200 meters (13,900 feet) of drilling were completed.
Tanzania (Africa)
          In the third quarter of 2008, the Company continued exploration on its properties in the Lake Victoria Goldfields District of northern Tanzania, consisting of additional mapping, sampling, structural geology studies and data modeling to refine the next phase of drilling. Drilling commenced at Kiziba Hill this quarter where nearly 3,000 meters (9,700 feet) were completed.

Development Projects:
Palmarejo (Mexico)
          On December 21, 2007, the Company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”), an Australian company listed on the Australian Stock Exchange, and Palmarejo Silver and Gold Corporation (“Palmarejo”), a Canadian company listed on the TSX Venture Exchange. The principal asset of Bolnisi was its ownership of 72.8% of the outstanding common shares of Palmarejo, which was actively exploring the Palmarejo project and other exploration stage properties in Mexico. Coeur is currently constructing the Palmarejo project and expects to commence commercial production in the first quarter of 2009.
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
          The Palmarejo project contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems have been identified in the district, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and such systems are currently under investigation by the Company’s exploration teams.
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
          Capital costs to achieve commercial production at Palmarejo were also updated as part of the feasibility study. These capital costs are expected to be approximately $180 million in 2008 and the Company expects to spend approximately $120 million in 2009 to achieve commercial production. Production is expected to commence during the first quarter of 2009, with silver production anticipated to be 5.1 million ounces and gold production estimated to be 67,000 ounces during this initial year of operations. This feasibility study — based on $11/oz silver prices and $600/oz gold prices and solely on production from the immediate Palmarejo area — anticipates an initial mine life of nine years. On average, cash costs per ounce of silver are expected to be negative over the life of the mine as a result of the gold by-product credit. No assurances can be made that the project will achieve its schedule, production or cost estimates.

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
          On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.

          On September 23, 2008 the Company requested that the Forest Service terminate the permitting process for a potential alternative Kensington paste tailings plan. The Company continues to pursue its original tailings plan which is pending in the U.S. Supreme Court. A decision on the appeal is expected in the second quarter of 2009. On October 1, 2008 the Company announced a temporary curtailment of its development activities at the Kensington Project until such time as a decision is rendered from the U.S. Supreme Court on its original tailings plan. Consequently, the Company laid off approximately 50% of its existing workforce and will pay termination benefits of $0.4 million.
          The Kensington litigation has contributed to an increase in capital costs. Total expenditures by the Company at the Kensington property in the three and nine months ended September 30, 2008 were $12.9 million and $32.3 million, respectively. Such expenditures were used to continue the permitting and development activities. Based upon the Company’s current estimates, an impairment writedown could be necessary should the expectation of the long-term price for gold decrease below approximately $667 per ounce. As of September 30, 2008, the carrying value of the Kensington project’s long-lived assets was $331.4 million.
          The Company believes that commercial production could commence in late 2009, subject to successful resolution of the litigation issues described above and completion of associated construction of the tailings facility. No assurances can be made that the project will achieve its schedule and cost estimates as discussed above. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.
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
          At September 30, 2008, the Company had outstanding provisionally priced sales of $58.9 million, consisting of 2.5 million ounces of silver and 19,710 ounces of gold which had a fair value of approximately $52.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $19,700. At September 30, 2007, the Company had outstanding provisionally priced sales of $62.0 million consisting of 3.5 million ounces of silver and 24,350 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $35,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $24,400.
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

          We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. The Company reviews the carrying value of its assets whenever events or changes in circumstances indicate that the carrying amount of its assets may not be fully recoverable. The Company did not record any write-downs during the periods ended September 30, 2008 and 2007.
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
          Ore on leach pad. The Rochester Mine utilized the heap leach process to extract silver and gold from ore. The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.
          The Company used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimated the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.
          Our reported inventories include metals estimated to be contained in the ore on leach pad of $32.3 million as of September 30, 2008. Of this amount, $9.3 million is reported as a current asset and $22.9 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

     The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve-month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60-day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operation at the Rochester Mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2014.
          When we began operations at the Rochester mine in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery 3 times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 1989, we increased our estimated recoveries for silver and gold to 55% and 85%, respectively. The change was accounted for prospectively as a change in estimate, which had the effect of increasing the estimated recoverable ounces of silver and gold contained in the heap by 1.6 million ounces and 10,000 ounces, respectively. In 1997, we revised our estimated recoveries for silver and gold to 59% and 89%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 4.7 million ounces and 39,000 ounces, respectively. In 2003, we revised our estimated recoveries for silver and gold to 61.5% and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated silver recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2014.
          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$0.57	$0.99	$1.30	$0.32	$0.59	$0.82
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(0.84)	$(2.21)	$(4.82)	$(0.39)	$(0.89)	$(1.52)
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
RESULTS OF OPERATIONS
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues
          Sales of metal from continuing operations in the third quarter of 2008 decreased by $13.1 million, or 24.8%, from the third quarter of 2007 to $39.8 million. The decrease in sales of metal is attributable to decreased ounces of silver and gold sold partially offset by increased metal prices realized during the third quarter of 2008 as compared to the same period in 2007. In the third quarter of 2008, the Company sold 2.6 million ounces of silver and 11,215 ounces of gold compared to 3.0 million ounces of silver and 22,249 ounces of gold for the same period in 2007. Realized silver and gold prices were $14.47 and $886 per ounce, respectively, in the third quarter of 2008 compared to $12.87 and $702, respectively, in the comparable quarter of 2007.
          Included in revenues is the by-product metal sales consisting primarily of gold. In the third quarter of 2008, by-product revenues totaled $8.8 million compared to $14.9 million for the same period of 2007. The decrease in by-product revenues is primarily due to a decline in gold ounces sold partially offset by an increase in the realized prices for gold. The Company believes, based on the best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.

          In the third quarter of 2008, the Company’s operations produced a total of 3.1 million ounces of silver and 8,983 ounces of gold, compared to 2.7 million ounces of silver and 20,488 ounces of gold in the third quarter of 2007. The increase in silver production is primarily due to increased silver production at the Martha, Endeavor and San Bartolomé mines, offset by lower silver production from the Rochester, Cerro Bayo and Broken Hill Mines.
Costs and Expenses
          Production costs applicable to sales from continuing operations in the third quarter of 2008 decreased by $7.5 million, or 19.7%, from the third quarter of 2007 to $30.7 million. The decrease in the third quarter of 2008 is primarily due to lower production costs incurred at the Rochester and Cerro Bayo mines primarily due to the change in estimated silver ounces contained in the heap inventory at the Rochester mine and lower tons mined at Cerro Bayo, partially offset by higher costs of labor, fuel, power and other consumables at the Company’s mining operations.
          Depreciation and depletion increased by $2.7 million, or 70.0%, in the third quarter of 2008 compared to the prior year’s third quarter, primarily due to the increased depreciation and depletion expense from the San Bartolomé mine which was placed into service at the end of the second quarter of 2008.
          Administrative and general expenses decreased by $0.1 million in the third quarter of 2008 compared to the same period in 2007.
          Exploration expenses increased by $2.6 million in the third quarter of 2008 compared to the same period in 2007 as a result of increased exploration activity primarily due to the addition of the Palmarejo Project.
          A total of $0.8 million of pre-development costs at the Palmarejo project were recorded as expenses during the third quarter of 2008. The Company completed its final feasibility study for the Palmarejo project on June 10, 2008 and commenced capitalizing its mine development expenses for the remainder of 2008. No pre-development expenses were recorded during the nine months ended September 30, 2007.
Other Income and Expenses
          Interest and other income in the third quarter of 2008 decreased by $1.1 million to $2.3 million compared with the third quarter of 2007. The decrease was primarily due to lower levels of invested cash and short-term investments and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments during the third quarter of 2008 compared to the prior year’s comparable quarter.
          Interest expense, net of capitalized interest, was $1.0 million in the third quarter of 2008 compared to $0.1 million in the third quarter of 2007. The increase in interest expense is related to an increase in short term borrowings and capital lease obligations. Capitalized interest was $2.4 million in the third quarter of 2008 compared to $0.6 million in the prior year’s third quarter.

Income Taxes
          For the three months ended September 30, 2008, the Company reported an income tax benefit of approximately $3.8 million compared to an income tax provision of $2.5 million in the third quarter of 2007. The following table summarizes the components of the Company’s income tax provision for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007
Current:
United States — Alternative minimum tax	$422	$3

United States — Foreign withholding	(523)	(131)
Argentina	443	(1,566)
Australia	(1,048)	(1,260)
Mexico	(27)	—
Canada	—	—
Bolivia	669	—

Deferred:
United States	403	—
Argentina	267	73
Australia	276	(271)
Bolivia	(1,058)	—
Chile	608	667
Mexico	3,404	—

Income tax benefit (provision)	$3,836	$(2,485)

          During the three months ended September 30, 2008, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metal prices. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. The Company recognized a $5.0 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in the various jurisdictions. Finally, the Company recognized a $1.1 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia.
          During the three months ended September 30, 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.1 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.5 million deferred tax benefit in foreign jurisdictions from the benefit of net operating losses in Chile for tax purposes and the recognition of the benefit of taxable temporary differences in Argentina and Australia.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues
          Sales of metal from continuing operations in the nine months ended September 30, 2008 decreased by $8.3 million, or 5.4%, over the same period of 2007 to $147.1 million. The decrease in product sales of metal is attributable to a decrease in silver and gold ounces sold partially offset by an increase in the realized prices for both silver and gold. In the nine months ended September 30, 2008, the Company sold 7.2 million ounces of silver and 41,145 ounces of gold compared to 8.5 million ounces of silver and 72,401 ounces of gold for the same period in 2007. Realized silver and gold prices were $17.17 and $952 per ounce, respectively, in the nine months ended September 30, 2008 compared to $13.34 and $669 in the comparable period of 2007.
          Included in revenues is the by-product metal sales consisting primarily of gold. In the nine months ended September 30, 2008, by-product revenues totaled $35.2 million compared to $47.1 million for the same period of 2007. The decrease in by-product revenues is primarily due to a decline in gold ounces, partially offset by an increase in the realized prices for gold. The Company believes, based on its best estimates, that presentation of these revenue streams as by-products will continue to be appropriate in the future.
          In the nine months ended September 30, 2008, the Company’s continuing operations produced a total of 8.0 million ounces of silver and 39,087 ounces of gold, compared to 8.3 million ounces of silver and 70,492 ounces of gold in the same period of 2007. The decrease in silver production is primarily due to decreased production from the Rochester, Cerro Bayo and Broken Hill mines.

Costs and Expenses
          Production costs applicable to sales from continuing operations in the nine months ended September 30, 2008 decreased by $5.1 million, or 6.0%, from the same period of 2007 to $80.9 million. The decrease in the nine months ended September 30, 2008 is primarily due to lower production costs at the Rochester and Cerro Bayo mines primarily due to the change in estimated silver ounces contained in the heap inventory at the Rochester mine and lower tons mined at Cerro Bayo, partially offset by higher costs of labor, fuel, power and other consumables at the Company’s mining operations.
          Depreciation and depletion increased by $1.9 million, or 11.5%, for the first nine months of 2008 compared to the first nine months of 2007 primarily due to higher depreciation and depletion expense from the San Bartolomé mine which was placed into service at the end of the second quarter of 2008.
          Administrative and general expenses increased by $3.6 million, or 21.5%, in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to compensation costs associated with the Company’s annual incentive plans, other Corporate expenses and non-operating production activities while upgrading the electrical infrastructure at the Cerro Bayo mine which was completed in May 2008.
          Exploration expenses increased by $5.6 million in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of increased exploration activity related to the addition of the Palmarejo project.
          A total of $17.2 million of pre-development costs at the Palmarejo project were recorded as expenses during the nine months ended September 30, 2008. The Company completed its final feasibility study for the Palmarejo project on June 10, 2008 and commenced capitalizing its mine development expenses for the remainder of 2008. No pre-development expenses were recorded during the nine months ended September 30, 2007.
          During the first quarter of 2007 the Company accrued the remaining $0.5 million royalty to the U.S. Government called for under the May, 2001 settlement agreement relating to the federal natural resources action commenced against the Company in March, 1996. The final payment was made early in the second quarter of 2007.
Other Income and Expenses
          Interest and other income in the nine months ended September 30, 2008 decreased by $8.5 million to $3.8 million compared with the same period of 2007. The decrease was primarily due to lower levels of invested cash and short-term investments and lower interest rates earned during the nine months ended September 30, 2008 compared to the same period in 2007.
          Interest expense was $2.7 million in the nine months ended September 30, 2008 compared to $0.2 million in the nine months ended September 30, 2007 due to increased short-term borrowings and capital lease obligations at the Palmarejo project. Capitalized interest was $6.3 million in the nine months ended September 30, 2008 compared to $1.7 million in the same period of 2007.

Income Taxes
          For the nine months ended September 30, 2008, the Company reported an income tax provision of approximately $1.4 million compared to an income tax provision of $9.4 million in the same period of 2007. The following table summarizes the components of the Company’s income tax provision for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007
Current:
United States — Alternative minimum tax	$(566)	$(306)
United States — Foreign withholding	(927)	(797)
Argentina	(2,496)	(4,472)
Australia	(5,339)	(3,033)
Mexico	(49)	—
Canada	(20)	—
Bolivia	—	—
Deferred:
United States	1,950	—
Argentina	638	(101)
Australia	411	(632)
Bolivia	(1,446)	—
Chile	(740)	(72)
Mexico	7,227	—

Income tax provision	$(1,357)	$(9,413)

          During the nine months ended September 30, 2008, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.9 million on inter-company transactions from the U.S. parent to the Mexico, Argentina and Australia subsidiaries. The Company recognized a $2.2 million deferred tax provision in Bolivia and Chile related to higher metal prices and inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Finally, the Company recognized a deferred tax benefit of $10.2 million related to the recognition of deferred taxes and deductable temporary differences in net operating loss carryforwards in various jurisdictions.
          During the nine months ended September 30, 2007, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.8 million on inter-company transactions from the U.S. parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $0.8 million deferred tax provision in foreign jurisdictions from the recognition of the benefit of tax loss carryforwards in Chile and the recognition of the benefit of taxable temporary differences in Argentina and Australia. During the nine months ended September 30, 2007, the Company recorded $0.5 million in tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
          The Company’s working capital at September 30, 2008, decreased by $40.6 million to approximately $111.8 million compared to $152.4 million at December 31, 2007. The decrease in working capital was primarily attributed to capital spending related to the Palmarejo, Kensington and San Bartolomé projects. The ratio of current assets to current liabilities was 2.2 to 1 at September 30, 2008, compared to 2.4 to 1 at December 31, 2007.
          Net cash provided by operating activities in the third quarter of 2008 was $1.2 million compared to net cash used in operating activities of $5.5 million in the third quarter of 2007. The increase of $6.7 million in cash flow from operations is primarily due to changes in receivables and inventories related to proceeds from metal sales. Net cash used in investing activities in the third quarter of 2008 was $21.8 million compared to $59.7 million in the prior year’s comparable period. The decrease of $38.0 million in cash used in investing activities is primarily due to an increase in proceeds from sales of short-term investments offset by an increase in capital expenditures related to construction activities at the Palmarejo, Kensington and San Bartolomé projects. Net cash used in financing activities was $21.6 million in the third quarter of 2008, compared to $0.4 million in the third quarter of 2007. As a result of the above, cash and cash equivalents decreased by $42.2 million in the third quarter of 2008 compared to $65.7 million for the comparable period in 2007.

          Net cash used in operating activities in the nine months ended September 30, 2008 was $9.0 million compared to net cash provided by operating activities of $28.7 million in the nine months ended September 30, 2007. The decrease of $37.7 million in cash flow from operations is primarily due to a lower net income and changes in receivables related to accrued metal sales and increases in recoverable value added taxes in Bolivia in connection with San Bartolomé construction activities. Net cash used in investing activities in the first nine months of 2008 was $226.3 million compared to net cash used in investing activities of $127.3 million in the prior year’s comparable period. The increase of $99.0 million in cash used in investing activities is due to an increase of $99.3 million of capital expenditures related to construction activities at the Palmarejo, Kensington and San Bartolomé projects. Net cash provided by financing activities was $192.4 million in the first nine months of 2008, compared to net cash used in financing activities of $1.5 million in the first nine months of 2007. The increase was due to cash proceeds from the issuance on March 18, 2008 of the Company’s 3 1/4 % Convertible Senior Notes due 2028 in the aggregate amount of $230 million. As a result of the above, cash and cash equivalents decreased by $43.0 million in the first nine months of 2008 compared to a decrease of $100.2 million for the comparable period in 2007.
Capital Expenditures
          During the third quarter of 2008, the Company expended $87.7 million in capital expenditures consisting of $29.6 million at San Bartolomé, $42.3 million at Palmarejo, $12.8 million at Kensington, $0.2 million at the Martha mine, $2.6 million at the Cerro Bayo mine.
          During the nine months ended September, 30, 2008, the Company expended $256.4 million in capital expenditures consisting of $97.1 million at San Bartolomé, $88.9 million at Palmarejo, $32.3 million at Kensington, $3.9 million at the Martha Mine, $6.8 million at the Cerro Bayo Mine, $26.5 million at Endeavor and $0.9 million at corporate and other.
Debt and Capital Resources
$50 Million Senior Secured Floating Rate Convertible Notes
          On October 20, 2008, the Company announced that it sold $50 million in aggregate principal amount of senior secured floating rate convertible notes under an effective shelf registration statement on file with the U.S. Securities and Exchange Commission. The Company has granted the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of notes. The notes bear interest at LIBOR plus 7.50% per year, provided that in no event will the annual rate be less than 9.00% or more than 12.00%. Interest is payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes are the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and are secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. The notes are convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price is approximately $1.15 per share. The conversion price is subject to standard anti-dilution protections. The Company intends to use the proceeds of this offering to fund continued development at the Palmarejo silver/gold project in Mexico. Any additional remaining proceeds may be used for general corporate purposes.
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
          The Company used the proceeds of this offering to complete the construction of the San Bartolomé silver project in Bolivia, fund construction of the Palmarejo silver/gold project in Mexico, repay borrowings under the Company’s bridge loan facility and bank facility and for general corporate purposes.
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
Bridging Debt Facility
          On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, the exploration and development of the Yecora gold/silver project and the El Realito gold/silver project and for working capital purposes. The credit facility was extended to September 30, 2008, and had an interest rate at a variable rate (LIBOR) plus a margin of 2.45%. The Company paid off the outstanding balance under the facility on September 30, 2008.

Bank Loan
          On August 30, 2007 Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in Asset-Backed Commercial Paper, to fund working capital requirements. The facility was amended on October 9, 2007. On June 3, 2008, the Company paid off the outstanding credit facility balance.
Cost Reduction Plan
          In October, 2008 Coeur implemented a cost reduction plan designed to reduce non-operating costs by approximately $10 million, or 40%, annually. The results of these efforts will be seen beginning in the fourth quarter of 2008. An early example of this program is the 60% reduction in expenses at the Kensington gold project in Alaska as the Company awaits a decision by the Supreme Court in the first half of 2009 on the previously permitted tailings facility. The workforce was reduced by half and several consulting and third party services were eliminated. Additionally, the Company’s Santiago office staff has been reduced by 60% and its La Paz office was reduced by 25%.
Litigation and Other Events
Federal Court of (Alaska) Kensington Project Permit Challenge
          Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects — Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge.
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
          At September 30, 2008, the Company had outstanding provisionally priced sales of $58.9 million, consisting of 2.5 million ounces of silver and 19,710 ounces of gold. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $25,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $19,700.
          The Company operates in several foreign countries, specifically Bolivia, Chile, Argentina and Mexico, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Chilean peso operating costs for 2008 at its Cerro Bayo mine. The contracts require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 493 pesos to each U.S. dollar. At September 30, 2008, the Company had foreign exchange contracts of $3.0 million in U.S. dollars. For the three months ended September 30, 2008 and September 30, 2007, the Company recorded a realized gain (loss) of approximately $(0.1) million and $0.1 million, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recorded a realized gain of $0.2 million and $0.1 million, respectively, in connection with its foreign currency hedging program. As of September 30, 2008, the fair value of the foreign exchange contracts was a liability of $0.2 million.
          All of the Company’s long-term debt at September 30, 2008, is fixed-rate based. The fair value of the Company’s long-term debt at September 30, 2008 was $124.2 million and $135.7 million related to its 1 1/4% and 3 1/4% Senior Convertible Notes, respectively. The fair value was estimated based upon bond market closing prices on or about September 30, 2008.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
          The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2008, that the Company’s disclosure controls and procedures were effective at a reasonable level.
(b) Changes in Internal Control Over Financial Reporting
          Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Federal Court of (Alaska) Kensington Project Permit Challenge
          Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects — Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge.
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
          The market prices of silver (Handy & Harman) and gold (London Final) on October 28, 2008 were $8.81 and $730.50 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
          Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write- downs could negatively impact our results of operations.
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
          The Kensington property has been the subject of litigation involving a permit required to complete construction of a required tailings facility. Reference is made to the discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Development Projects — Kensington (Alaska)” for a detailed description of the Kensington project permit legal challenge, including the possibility of an impairment writedown in the event that the expectation of the long-term price for gold decreases below approximately $667 per ounce.
          No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.
          On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to lower metal prices and continuing higher operating costs. The Company will temporarily suspend mining operations and undertake efforts to further develop its mine plan and its ore reserve in an effort to also further extend the mine life.
          The Company determined that the decline in the price of silver, reduced production levels and the increase in operating cost levels was a triggering event in accordance with FAS 144 requiring the Company to assess whether the long-lived assets at the mine were impaired. Step one of the impairment assessment compares the cumulative undiscounted prospective cash flows of the mine to the sum of the carrying values of the long-lived assets at Cerro Bayo. Should the carrying values of the long-lived assets at the mine exceed the sum of those undiscounted future cash flows, a comparison of the fair value of the asset to its book value is then required. If the fair value is less than the carrying value of the assets, an impairment loss would be recorded.
          In projecting its future cash flows, the Company considers certain assumptions for silver prices (including current and historical prices, analyst consensus forward prices, as well as the trailing three-year average silver market prices) and production levels, expected and historical operating costs and required capital expenditures based on available life of mine plans. Assumptions underlying future cash flows are subject to significant risk and uncertainty associated with any differences between specific assumptions and market conditions, such as silver and gold prices, lower than expected recoverable ounces and/or the Company’s operating performance. Based on the Company’s assessment, there was not a required impairment at September 30, 2008. Should silver prices continue below the consensus forward or historical prices, should the cash costs per ounce exceed those projected and historically achieved, or should an updated reserve report result in a reduction of the number of ounces recoverable at Cerro Bayo, the Company may be required to record an impairment loss and that loss could have a material adverse effect on the Company’s operations and financial position. The Company will be updating its reserve reports as of December 31, 2008.
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

          We based our ore reserve determinations as of December 31, 2007 on a long-term silver price average of $11 per ounce, with the exception of the Endeavor mine which uses $15 per ounce and the Broken Hill mine which uses $13.50 per ounce of silver, and a long-term gold price average of $600 per ounce for all properties with the exception of the Kensington property which used a gold price of $550 per ounce. The market prices of silver (Handy & Harman) and gold (London Final) on September 30, 2008 were $12.37 and $884.50 per ounce (per kitco), respectively.
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
          Our reported inventories include metals estimated to be contained in the ore on leach pad of $32.3 million as of September 30, 2008. Of this amount, $9.3 million was reported as a current asset and $22.9 million was reported as a noncurrent asset. The distinction between current and noncurrent is based upon the expected length of time necessary for the leaching process to remove the metals from the crushed ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the crushed ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

          The estimate of both the ultimate recovery expected over time, and the quantity of metal that may be extracted relative to such twelve month period, requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60 day leach columns from which we project metal recoveries into the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately nineteen years of leach pad operation at the Rochester mine. The assumptions we use to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. We periodically review our estimates compared to actual experience and revise our estimates when appropriate. The length of time necessary to achieve our currently estimated ultimate recoveries of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold is estimated to be between 5 and 10 years. In August 2007, the Company terminated mining and crushing operations as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2014.
          When we began operations at the Rochester mine in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery 3 times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 1989, we increased our estimated recoveries for silver and gold to 55% and 85%, respectively. The change was accounted for prospectively as a change in estimate, which had the effect of increasing the estimated recoverable ounces of silver and gold contained in the heap by 1.6 million ounces and 10,000 ounces, respectively. In 1997, we revised our estimated recoveries for silver and gold to 59% and 89%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 4.7 million ounces and 39,000 ounces, respectively. In 2003, we revised our estimated recoveries for silver and gold to 61.5% and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in silver recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. However, the ultimate recovery will not be known until leaching operations cease, which is currently estimated for 2014.
          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$0.57	$0.99	$1.30	$0.32	$0.59	$0.82
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$(0.84)	$(2.21)	$(4.82)	$(0.39)	$(0.89)	$(1.52)

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
Our revenues and income (or loss) from our interest in the Endeavor and Broken Hill mines are dependent in part upon the performance of the operators of the mines.
          In May and September 2005, we acquired silver production and reserves at the Endeavor and Broken Hill mines in Australia, respectively. These are primarily zinc and lead mines that are owned and operated by other mining companies. The Company’s revenues and income (or loss) from its interest in the silver production at these mines are dependent upon the performance of those operators and mines as well as upon zinc and lead prices that are sufficient to maintain sustainable operations. The decline in primary metal prices may result in cessation of mining operations and an impairment would likely occur.
          On August 21, 2008, the operator of the Broken Hill mine advised the market that, following an extensive review of its Broken Hill operations, it had implemented a plan to resize the operation in light of current low metal prices. Under the revised operating plan, ore production will decrease from 1.8 to 0.95 million tonnes per year. This reduction in ore production could have an adverse effect on Coeur’s revenues and income at this mine.
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
          The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of September 30, 2008, unions represented approximately 35.5% of our worldwide workforce. On that date, the Company had 183 employees at its Cerro Bayo mine and 144 employees at its Martha mine who were working under a collective bargaining agreement and 123 employees at its San Bartolomé mine. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. The labor agreement related to the employees of the San Bartolomé mine does not have a fixed term.
Our future operating performance may not generate cash flows sufficient to meet our debt payment obligations.
As of September 30, 2008, we had a total of approximately $437.0 million outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
We might be unable to raise additional financing necessary to conduct our business, make payments when due or refinance our debt.
We might need to raise additional funds in order to implement our business plan, refinance our debt or acquire complementary businesses or products. Any required additional financing might not be available on commercially reasonable terms, or at all. If we raise additional funds by issuing equity securities, holders of our common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of our common stock.

The market price of our common stock has been volatile and may decline.
The market price of our common stock has been volatile and may decline in the future. The market price of our common stock historically has fluctuated widely and been affected by our operating results and by many factors beyond our control. These factors include: market prices of silver and gold; general stock market conditions; interest rates; expectations regarding inflation; currency values; and global and regional political and economic conditions and other factors.
Conversion of the Senior Secured Floating Rate Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Senior Secured Floating Rate Convertible Notes.
To the extent we issue shares of our common stock upon conversion of the Senior Secured Floating Rate Convertible Notes, the conversion of some or all of such notes will dilute the ownership interests of existing stockholders, including holders who had previously converted their notes. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of shares of our common stock. In addition, the existence of the Senior Secured Floating Rate Convertible Notes may encourage short selling by market participants because the conversion of such notes could depress the price of shares of our common stock.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing shareholders’ equity interests in us. We are authorized to issue, without shareholder approval, 10,000,000 shares of preferred stock in one or more series to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each such series and the qualification, limitations or restrictions thereof, including but not limited to the fixing or alteration of the dividend rights, dividend rate or rates, conversion rights, voting rights, rights and terms of redemption, the redemption price or prices and the liquidation preferences of any wholly unissued series of shares of preferred stock, or any or all of them. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future and has reserved for issuance a series of preferred stock in connection with our shareholder rights plan. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.
We are subject to anti-takeover provisions in our charter, in our bylaws and in our shareholder rights plan that could delay or prevent an acquisition of Coeur even if such an acquisition would be beneficial to our shareholders.
The provisions of our articles of incorporation and our bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. Some of these provisions (i) authorize the issuance of preferred stock which can be created and issued by the board of directors without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock; (ii) authorize the board of directors to increase or decrease the size of the board without shareholder approval; (iii) authorize a majority of the directors then in office to fill any vacancy on the board of directors; and (iv) require that a “fair price” be paid in some business transactions. We have also implemented a shareholder rights plan which could delay or prevent a third party from acquiring us.

Item 6. Exhibits

Exhibits.

4.1	Indenture, between the Registrant and The Bank of New York Mellon, as trustee, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on October 22, 2008).

4.2	First Supplemental Indenture and Security Agreement, among the Registrant, Coeur Rochester, Inc., as grantor, and The Bank of New York Mellon, as trustee, dated as of October 20, 2008 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 22, 2008).

4.3	Senior Secured Floating Rate Convertible Note due 2012, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, as filed on October 22, 2008).

4.4	Warrant to Purchase Senior Secured Floating Rate Convertible Notes due 2012 of the Registrant, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, as filed on October 22, 2008).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COEUR D’ALENE MINES CORPORATION

(Registrant)

Dated October 31, 2008	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated October 31, 2008	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer

Dated October 31, 2008	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and Chief Accounting Officer