Form 10-K
period 2008-12-31
COEUR D ALENE MINES CORP
filed 2009-03-02
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐ Small reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.
$1,592,960,320
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 26, 2009.
610,567,110 shares of Common Stock, Par Value $1.00

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

INTRODUCTION

Coeur d’Alene Mines Corporation is a large primary silver producer with significant gold assets located in North America and is engaged, through its subsidiaries, in the operation and/or ownership, development and exploration of silver and gold mining properties and companies located primarily within South America (Chile, Argentina and Bolivia), Mexico (Chihuahua), United States (Nevada and Alaska) and Australia (New South Wales). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.” Coeur was incorporated in Idaho in 1928.

OVERVIEW OF MINING PROPERTIES AND INTERESTS

The Company’s most significant operating and development-stage mining properties and interests are:

•	Coeur owns, either directly or indirectly, 100% of Empresa Minera Manquiri S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is an open pit silver mine in Bolivia where commercial production commenced June 2008.

•	On December 21, 2007, the Company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”), through which its wholly-owned subsidiary, Coeur Mexicana S.A. de C.V. owns and is developing the underground and surface Palmarejo silver and gold project in Mexico. The Palmarejo project is currently in the beginning stage of commercial production. Through the Bolnisi acquisition, the Company also controls other exploration-stage properties in northern Mexico.

•	Coeur owns, either directly or indirectly, 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the underground high-grade silver Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002. In 2007, the Company built a stand-alone mill to process ore from the Martha mine which previously was transported to its Cerro Bayo mine for processing. The Company carries on an active exploration program at its Martha mine and on its other land in Santa Cruz, which totals over 560 square miles.

•	The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada that has been 100% owned and operated by the Company since 1986. During 1999, the Company acquired the mineral rights to the Nevada Packard property, which is located one and one-half miles south of the Rochester mine, and commenced mining there in the first quarter of 2003. The active mining of ore at the Rochester mine was completed during 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations.

•	In September 2005, the Company acquired, for $36.9 million, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”), a wholly-owned subsidiary of Perilya Limited (“Perilya”). The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine.

•	In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves, up to 20.0 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc/lead/silver mine located in New South Wales, Australia, which has been in production since 1983.

•	Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high-grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 176 square mile property package in southern Chile. During the fourth quarter of 2008, the Company temporarily suspended operations at Cerro Bayo in order to conserve existing reserves and focus on exploration and development of new discoveries and existing veins. The Company’s objective is to recommence production at lower costs and higher production rates in 2010.

•	The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is a development-stage underground gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit was filed in 2005 in Federal Court challenging a certain permit necessary for construction of a tailings facility. During 2008, the Company continued all surface facility construction activities not impacted by the legal challenge. The Company will provide an updated timetable and cost estimates once it receives a decision from the U.S. Supreme Court, more fully described under “Item 3. Legal Proceedings” below.

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

	Year Ended December 31,
	2008		2007		2006
	High	Low	High	Low	High	Low

Silver	$20.70	$8.81	$15.67	$11.54	$14.93	$8.84
Gold	$1,011.25	$712.50	$841.10	$608.40	$725.00	$524.75

MARKETING

The Company markets its metals products and concentrates primarily to bullion trading banks and third-party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 45%, 47% and 47% of total sales of metals in 2008, 2007 and 2006, respectively, and sales of metal concentrates to third-party smelters amounted to approximately 55%, 53% and 53% of total metal sales in 2008, 2007 and 2006, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the product and availability of alternative trading banks. In 2008, the Company had sales of concentrates to two third-party smelters, Met-Mex Penoles and Nyrstar, which each constituted 10% or more of the Company’s total metal sales. A significant delay or disruption as the result of a disruption in the Company’s contracts could have a materially adverse effect on our operations if we were unable to locate an alternate smelter to treat our concentrates.

The Company had no future silver or gold production hedged at December 31, 2008. Coeur has historically sold the gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. Silver has been sold at spot prices prevailing at the time of sale.

GOVERNMENT REGULATION

General

The Company’s commitment to environmental responsibility has been recognized in 24 awards received since 1987, which included the Dupont/Conoco Environmental Leadership Award, awarded to the Company on October 1, 1991 by a judging panel that included representatives from environmental organizations and the federal government, the “Star” award granted on June 23, 1993 by the National Environmental Development Association, the Environmental Waikato Regional Council award for Golden Cross environmental initiative granted on May 15, 1995 and in March 2004 the Habitat Restoration Award from the Nevada Division of Wildlife for developing habitat at the Rochester mine. In 1994, the Company’s Chairman and Chief Executive Officer, and in 1997, the Company’s Vice President of Environmental and Governmental Affairs, were awarded the American

Institute of Mining, Metallurgical and Petroleum Engineers’ Environmental Conservation Distinguished Service Award. In 2006, the Company’s Kensington Gold Project was awarded the prestigious 2006 Hardrock Mineral Community Outreach and Economic Security Award presented by the U.S. Bureau of Land Management in recognition of responsible mineral resource development while demonstrating an understanding of sustainable development.

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

For the years ended December 31, 2008, 2007 and 2006, the Company expended $8.6 million, $5.2 million and $5.6 million, respectively, in connection with routine environmental compliance activities at its operating properties and expects to expend approximately $5.5 million for that purpose in 2009. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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

Proposed Mining Legislation

Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872, as amended, under which the Company holds unpatented mining claims on federal lands. A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. It is possible that the Mining Law may be amended or be replaced by more onerous legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. Most recently, in late January 2009, a bill was introduced in the U.S. House of Representatives called the “Hardrock

Mining and Reclamation Act of 2009” (H.R. 699). The proposed legislation contains new proposed royalties on gross revenues for new and existing mining operations on public lands, among other provisions. The ultimate content of this or any future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were to be imposed under any ultimately enacted law, the Company’s operations could be adversely affected, although the majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands.

Any reform of the Mining Law or Bureau of Land Management and Forest Service regulations thereunder based on these initiatives could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result could have an adverse affect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

Foreign Government Regulations

The mining properties of the Company that are located in Chile and Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socioeconomic impacts of mining facilities upon the communities. In Chile, a recently established State Council for the Environment (“COREMA”) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance in Chile. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Chile and Argentina.

The Republic of Bolivia, where the San Bartolomé mine is located, and the country of Mexico, where the Palmarejo project is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé mine and to build and operate the Palmarejo project.

The Company does not directly hold any interest in mining properties in Australia. However, under the respective Silver Sale Agreements with CBH and PBH, the Company has purchased the silver reserves and resources in the ground of these mining companies. These two companies are responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is, however, at risk for any production stoppages resulting from non-compliance. The mining properties of CBH and PBH are subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title legislation recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters, according to their traditional laws and customs, and may restrict mining and exploration activity and/or result in additional costs. CBH and PBH are required to deal with a number of governmental departments in development and exploitation of their respective mining properties. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which these companies are subject in Australia.

Maintenance of Claims

United States

At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law, in order to maintain the unpatented claims, it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $125 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition.

Chile

In Chile, operations are conducted upon mineral concessions granted by the national government. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.14 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $0.30 per hectare. An exploration concession is valid for a five-year period. It may be renewed for new periods unless a third-party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession.

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

The holder of a cateo has exclusive right to establish a Manifestation of Discovery (“MD”) on that cateo, but MD’s can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to a Mina (mining claim), which give the holder the right to begin commercial extraction of minerals.

Bolivia

The Bolivian national mining company, Corporación Minera de Bolivia (“Comibol”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine, with the exception of the Thuru property, which is owned by the Cooperativa Reserva Fiscal, a local miners’ cooperative. Comibol’s ownership derives from the Supreme Decree 3196 in October 1952, when the government nationalized most of the mines in Potosí. Comibol has leased the mining rights for the surface sucu or pallaco gravel deposits to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Manquiri through a series of “joint venture” contracts with Manquiri. In addition to those agreements with the cooperatives, Coeur, through its subsidiary Manquiri, holds additional mining rights under lease agreements with Comibol. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project.

Australia

At mining properties in Australia operated by CBH and PBH, operations are conducted on designated Mining Leases issued by the relevant state government mining department. Mining Leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, both CBH and PBH hold a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs on the leases to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.

Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy (Secretaría de Economía) of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed at villages, dams, channels, general communications ways, submarine shelf of islands, islets and reefs, marine beds and subsoil, federal maritime-terrestrial zones, etc. Reports have to be filed with the Bureau in May of each year evidencing previous calendar year mining works. Generally nominal biannual mining duties are payable in January and August of each year, lack of said duties payment may cause cancellation of the concessions. Obligations such as not to withdraw permanent works of fortification, technical reports etc, are to be fulfilled upon expiration or cancellation of the concession.

EMPLOYEES

The number of full-time employees at the Company as of December 31, 2008 was:

United States Corporate Staff and Office	44
Rochester Mine	30
Kensington Project	47
South American Administrative Offices	30
South American Exploration	49
Cerro Bayo Mine/Chile(1)	53
Mina Martha/Argentina(1)	188
San Bartolomé Mine/Bolivia(1)	231
Palmarejo Project/Mexico	355
CDE Australia	2
Tanzania	5

Total	1,034

(1)	The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. Additionally, certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007; this Bolivian labor agreement does not have a fixed term. As of December 31, 2008, the Company had approximately 27.5% of its worldwide labor force covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES

The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Mexico and Tanzania. During 2009, the Company expects to invest approximately $17.7 million in exploration and reserve development compared to $23.6 million spent on similar activities in 2008.

BUSINESS STRATEGY

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.

SOURCES OF REVENUE

The San Bartolomé mine, Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines operated by others, constituted the Company’s principal sources of mining revenues in 2008. See the Financial Statements, Note R Segment Information under the caption “Geographical Information” for revenues attributed to all foreign countries. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years:

	Coeur Percentage
	Ownership at	Percentage of Total Revenues(2)
	December 31,	For The Years Ended December 31,
Mine/Company	2008	2008	2007	2006	2005	2004

Rochester Mine	100%	36%	47%	47%	45%	59%
San Bartolomé Mine	100	9	—	—	—	—
Cerro Bayo Mine	100	22	22	23	38	32
Martha Mine	100	17	18	16	13	9
Endeavor Mine(1)	100	6	4	3	1	—
Broken Hill Mine(1)	100	10	9	11	3	—

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by another non-affiliated entity.

(2)	On June 1, 2006, the Company completed its sale of Coeur Silver Valley (Galena). The Company’s interest in the Galena mine was 100% prior to the sale. Revenues from the Galena mine are reflected in Discontinued Operations.

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

“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as ore reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below). In accordance with Securities and Exchange Commission guidelines, mineralized material reported in the Company’s Form 10-K no longer includes inferred mineral resources.

“Non-cash Costs” are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the cost of property acquisitions.

“Operating Cash Costs Per Ounce” are cash costs per ounce minus production taxes and royalties.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Company’s website is http://www.coeur.com. Coeur makes available free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3 and 4, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors are available at our website www.coeur.com. Coeur has adopted a Code of Conduct and Ethics for Directors, Officers and Employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the code of ethics and our Corporate Governance Guidelines are available at our website www.coeur.com. Information contained on the Company’s website is not a part of this report.

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

The worldwide economic downturn and difficult conditions in the global capital and credit markets have affected and may continue to adversely affect our business, as well as the industries of our customers. We do not expect these conditions to improve in the near future.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners. These conditions have resulted and may continue to result in financial instability or other adverse effects at any of our suppliers, customers or business partners. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase from us, and bankruptcy of customers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition. Similarly, any of these events may affect our business partners’ financial condition, such as those companies that operate mines where we own silver production and reserves, and the negative impact on our business partners could adversely affect our cash flow, profitability and financial condition.

Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our customers’ access to credit, which supports the continuation and expansion of their businesses worldwide and could result in contract cancellations or suspensions, payment delays or defaults by our customers.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues, decreased net income or losses and decreased cash flows, and may negatively affect our business.

Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 69% of our revenues from continuing operations from sales of silver, our earnings and cash flows are primarily related to the price of this metal. Sustained weakness in the price of silver could have a material adverse impact on our earnings and cash flows.

The market prices of silver (Handy & Harman) and gold (London Final) on February 26, 2009 were $13.12 and $937 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

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

We have significant demands on our liquidity.

We have incurred significant capital expenditures in recent years to acquire and develop additional producing properties, during which time our revenues have decreased and operating costs have increased. In addition, the Company plans to invest approximately $130 million in capital activities in 2009 to complete construction of Palmarejo and for sustaining capital investments at our existing operations. This excludes capital expenditures at Kensington, which will be updated after the U.S. Supreme Court decision. Our ability to fund these operations depends to a significant extent on both our operating performance, which in turn depends on our production of silver and gold and the price of silver and gold, as well as on our ability to raise funds through the sale of debt and equity securities. The current global financial crisis has increased our cost of funds and may impede our ability to raise any funds that could be required in the future.

We may have to record write-downs of long-lived assets, which could negatively impact our results of operations.

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), established accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our financial condition and results of operations.

If silver or gold prices decline or we fail to control production costs or realize the minable ore reserves at our mining properties, we may be required to recognize asset write-downs. We also may record other types of additional mining property charges in the future to the extent a property is sold by us for a price less than the carrying value of the property, or if reclamation liabilities have to be increased in connection with the closure and reclamation of a property. Additional write-downs of mining properties could negatively impact our financial condition and results of operations.

The Kensington property has been the subject of litigation involving a permit required to complete construction of a required tailings facility. Reference is made to the discussion set forth in “Item 3. Legal Proceedings — Federal Court (Alaska) Kensington Project Permit Challenge” for a detailed description of the Kensington project permit legal challenge, including the possibility of an impairment writedown in the event that the expectation of the long-term price for gold decreases below approximately $750 per ounce.

No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

During the fourth quarter of 2008, the Company temporarily suspended operations at Cerro Bayo in order to conserve existing reserves and focus on exploration and development of new discoveries and existing veins. The Company’s objective is to recommence production at lower costs and higher production rates in 2010.

The Company determined that the reduced production levels and the increase in operating cost levels was a triggering event in accordance with SFAS 144, requiring the Company to assess whether the long-lived assets at the mine were impaired. Step one of the impairment assessment compares the cumulative undiscounted prospective cash flows of the mine to the sum of the carrying values of the long-lived assets at Cerro Bayo. Should the carrying values of the long-lived assets at the mine exceed the sum of those undiscounted future cash flows, a comparison of the fair value of the asset to its book value is then required. If the fair value is less than the carrying value of the assets, an impairment loss would be recorded.

In projecting its future cash flows, the Company considers certain assumptions for silver prices (including current and historical prices, analyst consensus forward prices, as well as the trailing three-year average silver market prices) and production levels, expected and historical operating costs and required capital expenditures based on available life of mine plans. Assumptions underlying future cash flows are subject to significant risk and uncertainty associated with any differences between specific assumptions and market conditions, such as silver and gold prices, lower than expected recoverable ounces and/or the Company’s operating performance. Based on the Company’s assessment, there was not a required impairment at December 31, 2008. Should silver prices fall below the consensus forward or historical prices, should the cash costs per ounce exceed those projected and historically achieved, or should an updated reserve report result in a reduction of the number of ounces recoverable at Cerro Bayo, the Company may be required to record an impairment loss and that loss could have a material adverse effect on the Company’s operations and financial position.

Our future operating performance may not generate cash flows sufficient to meet our debt payment obligations.

As of December 31, 2008, we had a total of approximately $462 million of outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

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

The Palmarejo project is in the beginning stages of commercial production and involves significant risks associated with the commencement of commercial production.

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

In May and September 2005, we acquired silver production and reserves at the Endeavor and Broken Hill mines in Australia, respectively. These mines are owned and operated by other mining companies. The Company’s revenues and income (or loss) from its interest in the silver production at these mines are dependent in part upon the performance of those operators and such mines as well as upon zinc and lead prices that are sufficient to maintain sustainable operations. The decline in primary metal prices may result in cessation of mining operations and an impairment would likely occur.

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

We based our ore reserve determinations as of December 31, 2008 on a long-term silver price average of $13.25 per ounce, with the exception of the Endeavor mine which uses $12.00 per ounce and the Broken Hill mine which uses $2.22 per ounce of silver, and a long-term gold price average of $750 per ounce for all properties. On February 26, 2009 silver and gold prices were $13.12 per ounce and $937 per ounce, respectively.

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

We use several integrated steps in the process of extracting silver and gold to estimate the metal content of ore placed on the leach pads. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of silver and gold available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. As a result, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

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

The Company’s marketing of metals concentrates could be adversely affected if there were to be a significant delay or disruption of purchases by its third-party smelter customers. In particular, a significant delay or disruption in our sales of concentrates as a result of the unexpected discontinuation of purchases by our smelter customers could have a material adverse effect on our operations.

The Company currently markets its silver and gold concentrates to third-party smelters in Mexico, Japan and Australia. The loss of any one smelter customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters. No assurance can be given that alternative smelters would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations and our financial results.

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

Coeur’s mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to Coeur’s business. Although these laws and regulations have never required Coeur to close any mine, the costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of Coeur’s operations and delays in the development of its properties. Moreover, future developments in U.S. federal laws and regulations are currently especially difficult to predict due to the new President and Congress. These changes in the federal government may increase the likelihood that we will be subject to new laws, regulations and regulatory investigations.

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

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.

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

We are required to obtain government permits to expand operations or begin new operations. The acquisition of such permits can be materially impacted by third-party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues and negatively affect our business as a whole.

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

Reference is made to the discussion of the current litigation regarding the validity of the mine tailings permit at the Kensington property in Alaska that is set forth under the above risk factor entitled “We may have to record write-downs of long-lived assets, which could negatively impact our results of operations.”

Our business depends on good relations with our employees.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2008, unions represented approximately 27.5% of our worldwide workforce. On that date, the Company had 13 employees at its Cerro Bayo mine and 137 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010, and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 134 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007 and does not have a fixed term.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.

Any foreign operation or investment is subject to political and economic risks and uncertainties. These risks and uncertainties may include exchange controls; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; civil unrest; military repression; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; changes in taxation policies; restrictions on foreign exchange and repatriation; and laws or policies in the U.S. affecting foreign trade investment and taxation. Further, foreign operations or investment is subject to changes in government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.

Chile, Argentina, Bolivia, Mexico and Australia are the most significant foreign countries in which Coeur now directly or indirectly owns or operates mining properties or developmental projects. Coeur also conducts exploratory projects in these countries. Argentina and Bolivia, while currently economically and politically stable, have experienced political instability, provincial government pressures on mining operations, currency value fluctuations and changes in banking regulations in recent years. It is uncertain at this time how new mining or investment policies or shifts in political attitude may affect mining in these countries.

Coeur may enter into agreements which require Coeur to purchase currencies of foreign countries in which Coeur does business in order to ensure fixed exchange rates. In the event that actual exchange rates vary from those set forth in any such hedge contracts, Coeur will experience U.S. dollar-denominated currency gains or losses. Continued worldwide economic volatility, future political instabilities or changes in the laws of foreign countries in which Coeur has significant operations or interests and unfavorable fluctuations in foreign currency exchange rates could negatively impact its foreign operations and its business as a whole. Further, property ownership in a foreign country is generally subject to the risk of expropriation or nationalization with inadequate compensation.

Coeur is exposed to risks with respect to the legal systems in the countries in which it has significant operations or interests and resolutions of any disputes may adversely affect its business.

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

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be uncertain, creating particular concerns with respect to licenses and agreements for business. These may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by the actions of government authorities or others, and the effectiveness of and enforcement of such arrangements in these jurisdictions cannot be assured.

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

The validity of unpatented mining claims, which constitute a significant portion of Coeur’s property holdings in the United States, is often uncertain and may be contested. Although Coeur has attempted to acquire satisfactory title to undeveloped properties, Coeur, in accordance with mining industry practice, does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties, may be defective. Defective title to any of Coeur’s mining claims could result in litigation, insurance claims and potential losses affecting its business as a whole.

The acquisition of title to concessions and similar property interests is a detailed and time consuming process. Title to, and the area of, concessions and similar property interests may be disputed.

No assurances can be given that title defects to the Palmarejo project do not exist. The Palmarejo project may be subject to prior unregistered agreements, interests or native land claims and title may be affected by undetected defects. There may be challenges to the title of any of the claims comprising the Palmarejo project that, if successful, could impair development and/or operations. A defect could result in Coeur losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates. Also, while Coeur believes that the registration defects relating to certain non-material properties as described herein will be remedied, there can be no assurance as to timing or successful completion.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing shareholders’ equity interests in the Company. We are authorized to issue, without shareholder approval, 10,000,000 shares of preferred stock in one or more series to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series, including but not limited to the fixing or alteration of the dividend rights, dividend rate or rates, conversion rights, voting rights, rights and terms of redemption, the redemption price or prices and the liquidation preferences of any wholly unissued series of shares of preferred stock, or any or all of them. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any preferred stock, but reserves the right to do so in the future and has reserved for issuance a series of preferred stock in connection with our shareholder rights plan. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

We are subject to anti-takeover provisions in our charter, in our bylaws and in our shareholder rights plan that could delay or prevent an acquisition of Coeur even if such an acquisition would be beneficial to our shareholders.

Certain provisions in our articles of incorporation and our bylaws could provide the ability to delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. Some of these provisions (i) authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock; (ii) authorize the Board of Directors to increase or decrease the size of the board without shareholder approval; (iii) authorize a majority of the directors then in office to fill any vacancy on the Board of Directors; and (iv) require that a “fair price” be paid in some business transactions. We have also implemented a shareholder rights plan which could delay or prevent a third party from acquiring us.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

SILVER AND GOLD MINING PROPERTIES

South America

Bolivia — San Bartolomé Mine

The San Bartolomé open pit silver mine, operated by Empressa Minera Manquiri SA (“Manquiri”), a wholly-owned subsidiary of the Company, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, Bolivia. Access to the property and the Company’s pre processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí.

The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolomé and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosí. The San Bartolomé lease agreements, executed between 1996 and 2003 and with 25 year terms, are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo project which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payments for these mining rights totaling $6.6 million. commencing with operating activities in June 2008.

Coeur acquired 100% of the equity in Manquiri from Asarco Incorporated (“ASARCO”) on September 9, 1999. Manquiri’s principal asset is the mining rights to the San Bartolomé mine. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. The prior owner did not conduct any mining or processing of the surface ores at San Bartolomé.

We completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately six million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo project at Cerro Rico. During 2003, we retained Fluor Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004. The study provides for the use of a cyanide milling flow sheet with a wet pre-concentration screen circuit which will result in the production of a doré that may be treated by a number of refiners under a tolling agreement which results in the return of refined silver to the Company that is readily marketed by metal banks and brokers to the ultimate customer. During 2004, the Company obtained all operating permits and commercial construction activities commenced.

The property and equipment were placed into service in June 2008 and are maintained in good working condition through a regular preventative maintenance program and periodic improvements as required. Power is supplied to the property by the local power utility. The San Bartolomé mine commenced production on June 27, 2008. Silver production for 2008 was 2.9 million ounces. Total cash costs per ounce for 2008 were $10.53 per ounce. Operational results continue to improve and the Company now expects production for 2009 to be approximately 9.0 million ounces of silver.

In November 2007, Bolivia’s Congress approved a reform to the mining tax code. The Bolivia tax rate on most mining companies has increased from 25% to 37.5%. However, mining companies similar to San Bartolomé that produce a doré product will receive a 5% credit based upon their specific operation. Thus, the tax rate for San Bartolomé will be 32.5%.

The Company obtained a political risk insurance policy from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The combined policies are in the amount of $155 million and cover Coeur up to the lesser of $131 million or 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy is expected to cost approximately $3.4 million per year, which was capitalized during the development and construction phases and is now included as a cost of inventory produced (estimated at approximately $0.21 per ounce of silver produced) over the term of the policies which expire in 2019 and 2024.

The Company’s total capital cost (excluding political risk insurance premiums and capitalized interest) to place the mine into production was $237.9 million.

The silver mineralization at San Bartolomé is hosted in gravel (pallaco) and reworked gravel (sucu and troceras) deposits and oxide stockpiles and dumps from past mining that occur on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms that occur in a northeast trending belt which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos and sucus with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo and Santa Rita.

In 2009, exploration planned at San Bartolomé will consist of collecting additional data from new pits (pozos) to further define and/or expand the ore reserves.

Year-end Proven and Probable Ore Reserves — San Bartolomé Mine

	2008	2007	2006
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	160	—	—
Ounces of silver per ton	6.35	—	—
Contained ounces of silver (000’s)	1,015	—	—
Probable
Tons (000’s)	35,147	42,043	46,176
Ounces of silver per ton	3.81	3.64	3.29
Contained ounces of silver (000’s)	134,015	153,003	151,882
Proven and Probable
Tons (000’s)	35,307	42,043	46,176
Ounces of silver per ton	3.82	3.64	3.29
Contained ounces of silver (000’s)	135,030	153,003	151,882

Year-end Mineralized Material — San Bartolomé Mine

	2008	2007	2006

Tons (000’s)	37,087	15,567	70
Ounces of silver per ton	1.75	2.22	2.29

Operating Data

	2008	2007	2006

Production(7)
Tons ore milled	505,514	—	—
Ore grade silver (oz./ton)	7.46	—	—
Recovery silver(%)	75.8	—	—
Silver produced (oz.)	2,861,500	—	—
Cost per Ounce of Silver
Cash costs(6)	10.53	$—	$—
Non-cash costs	1.97	—	—

Total production costs	$12.50	$—	$—

(1)	Current ore reserves are effective as of December 31, 2008. The metal price used for current ore reserves was $13.25 per ounce of silver.

(2)	Ore reserves are open pit-minable and include variable mining recovery factors from 96.1 to 100%.

(3)	Metallurgical recoveries are variable per ore type but average 61.1% for silver and should be applied to the total contained silver ounces.

(4)	Ore reserves were prepared by B. O’Leary (Mining Engineer), J. L. Sims (Geologist), and A. Tattersall (Mining Engineer) of the Company’s technical staff.

(5)	Proven and probable ore reserves are defined by surface drill holes and pits (pozos) with an average spacing of no more than 70 meters. Proven reserves are those reserves in stockpile at the end of 2008. The grade of ore reserve block is determined by the grade of proximal drill hole and/or pit composites and three-dimensional models of geologic controls. A minimum of 8 and maximum of 20 composite were used to classify proven and probable ore reserves and variable geostatistical estimation variances. Mineralized material is similarly classified.

(6)	Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(7)	San Bartolomé commenced production in late June 2008.

Argentina — Martha Mine

The Martha mine is an underground silver and gold mine owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, which is located in the Santa Cruz Province of southern Argentina. Access to the mine is provided by all-weather gravel roads 30 miles northeast of the town of Gubernador Gregores.

The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L., totaling 195 square miles (50,623 hectares) of exploration concessions (claims), 86.4 square miles (22,377 hectares) of discovery concessions, and 0.54 square miles (142 hectares) of exploitation concessions. Martha is centered on the exploitation concessions, which fully cover the area of the mine infrastructure and the ore reserves reported herein. Concessions do not have an expiration date; they are subject only to required annual fees. Surface rights covering the Martha deposit are controlled by the 137.8 square mile (35,705-hectare) Cerro 1o de Abril Estancia which is owned by Coeur Argentina S.R.L. Included on the estancia is a 60-person man camp, mine and exploration offices, and assay lab.

The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001. The Company is obligated to pay a 2% net smelter royalty on silver and gold production to Royal Gold Corporation granted by Yamana Resources. The Company incurred royalty payments totaling $1.9 million, $2.0 million and $1.4 million for the years ended 2008, 2007 and 2006, respectively.

Prior to 2008 we transported the Martha mine ore by truck approximately 600 miles by road for processing at the Company’s Cerro Bayo mill located approximately 270 miles away. In 2007, the Company commenced the construction of a 240 ton per day flotation mill which was completed in December 2007 and produces a flotation concentrate. During December 2007, the newly-constructed facility commenced operating. In 2008, we began shipping the concentrate to a third-party smelter located in Mexico. The property and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Power is provided by Company-owned diesel generators.

Production at the Martha mine in 2008 was approximately 2.7 million ounces of silver and 3,313 ounces of gold compared to 2.7 million ounces of silver and 4,127 ounces of gold in 2007. Cash cost per ounce of silver produced was $7.57 in 2008 compared to $6.27 in 2007. The increase in total cash costs per ounce was primarily due to an increase in labor and operating supplies and mill start-up related costs in 2008.

Total capital expenditures at the Martha mine in 2008 were $4.5 million and the Company plans approximately $1.6 million of additional capital expenditures there in 2009.

At Martha, silver and gold mineralization is hosted in epithermal quartz veins and veinlets within generally sub-horizontal volcanic rocks of the Chon Aike Formation. The veins and veinlets occur as sub-parallel clusters largely trending west-northwest and dipping steeply to the southwest. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite, electrum (a naturally-occurring gold and silver alloy) and native silver.

During 2008, we spent $2.9 million on exploration and $0.4 million on reserve development at the Martha mine, and $2.6 million at our other properties in the Santa Cruz province, to discover new silver- and gold-bearing veins and define new reserves. In 2008, exploration tested extensions at depth and on strike on the Martha, R4, Catalina, Francisca, Belen, Isabel and Betty ore-bearing structures. A total of 37,221 feet (11,345 meters) of drilling was completed in 2008. During 2009, we expect to spend $2.9 million on exploration for the discovery of new mineralization and reserve development, across all our large land holdings in the province of Santa Cruz.

Year-end Proven and Probable Ore Reserves — Martha Mine

	2008	2007	2006
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	18	55	33
Ounces of silver per ton	55.86	52.95	64.05
Contained ounces of silver (000’s)	992	2,924	2,118
Ounces of gold per ton	0.07	0.07	0.10

Contained ounces of gold	1,000	4,100	3,300
Probable
Tons (000’s)	58	98	66
Ounces of silver per ton	31.22	54.55	59.97
Contained ounces of silver (000’s)	1,817	5,369	3,996
Ounces of gold per ton	0.04	0.07	0.08
Contained ounces of gold	2,000	6,500	5,500
Proven and Probable
Tons (000’s)	76	154	99
Ounces of silver per ton	36.99	53.97	61.35
Contained ounces of silver (000’s)	2,809	8,293	6,084
Ounces of gold per ton	0.04	0.07	0.09
Contained ounces of gold	3,000	10,600	8,800

Year-end Mineralized Material — Martha Mine

	2008	2007	2006

Tons (000’s)	46	92	56
Ounces of silver per ton	29.5	36.80	39.31
Ounces of gold per ton	0.02	0.05	0.06

Operating Data

	2008	2007	2006

Production Tons ore milled	57,886	37,047	35,843
Ore grade silver (oz./ton)	49.98	78.10	79.93
Ore grade gold (oz./ton)	.065	0.120	0.104
Recovery silver (%)	93.7	95.0	94.7
Recovery gold (%)	88.3	92.7	92.5
Silver produced (oz.)	2,710,673	2,748,705	2,712,846
Gold produced (oz.)	3,313	4,127	3,440
Cost per Ounce
Cash costs(6)	$7.57	$6.27	$4.88
Non-cash costs	1.81	0.51	0.48

Total production costs	$9.38	$6.78	$5.36

(1)	Current ore reserves are effective as of December 31, 2008. Metal prices used for current ore reserves were $13.25 per ounce of silver and $750 per ounce of gold

(2)	Ore reserves are underground minable and include a dilution of 0.4 meters, at zero grade, added to vein widths. Mining recoveries are 85% on stope ore and 100% on development ore.

(3)	Metallurgical recovery factors of 94% for silver and 93% for gold should be applied to the contained silver and gold ounces.

(4)	Ore reserves were prepared by B. O’Leary (Mining Engineer), J. L. Sims (Geologist) and D. Duffy (Mining Engineer) of the Company’s technical staff. The independent firm of Scott Wilson Roscoe Postle was used to assist in preparation of the vein models.

(5)	Proven and probable reserves are defined by manual boundaries based on grade thickness contouring to produce domains imposed on the block models given a certain density of composites. For proven reserves: An area demonstrating grade continuity defined by two or more bounding horizontal levels of drill holes or channel samples spaced vertically no more than about 12.5 meters containing horizontally spaced samples less than 5 meters apart — the key feature being confirmation on two levels. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than about 25 meters. Mineralized material is similarly classified with channel sample or drill hole spacing more than 25 meters and less than 50 meters.

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Chile — Cerro Bayo Mine

The Cerro Bayo District is located south of Coyhaique, the capital of Region XI in southern Chile, and due west of the town of Chile Chico. The underground silver and gold mine and ore processing facilities lie on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and are serviced by an all-weather gravel road from Chile Chico.

The mineral rights for the Cerro Bayo property are fully-controlled by Compañia Minera Cerro Bayo Ltd. (“CMCB”), a wholly-owned subsidiary of the Company, encompassing a 89 square mile contiguous block (23,106 hectares) of exploitation concessions and 18.1 square miles (4,700 hectares) of exploration concessions. The Company also controls several other concessions southeast of the Cerro Bayo District. The Company’s ore reserves and rights to operate are fully-contained within the exploitation concessions and separate surface use agreements from private surface land owners. Exploitation concessions are maintained by annual payments (taxes).

The Company acquired the property in 1990 from Freeport Chilean Exploration Company. No mining or processing was conducted by the prior owner. Initial mining and processing commenced, by the Company in 1995, at the Laguna Verde area, in the western portion of the holdings. Mining and processing temporarily ceased in late 2000 then recommenced in 2002 at the Cerro Bayo area on the east. The entire holdings and infrastructure are now referred to as the Cerro Bayo district. Construction of two ramps to intersect the high-grade Lucero Vein, in the Cerro Bayo zone on the east side of its holdings, commenced in November 2001. Additional mineralized high-grade gold and silver vein systems were discovered since then from surface and underground exploration.

The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. During 2008, the concentrate processed at this mill was sold to third-party smelters, primarily in Japan and Mexico. The mill has a design capacity of 1,650 tons per day. During 2008, the Company experienced recovery rates of approximately 93.4% for silver and 90.2% for gold. Electrical power is generated on-site by diesel generators and process water is obtained from a combination of the adjacent General Carrera Lake and from tailings re-circulation. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program and periodic improvements as required. Mining is conducted utilizing underground methods. Total capital expenditures at the Cerro Bayo property in 2008 were $8.2 million and the Company plans approximately $1.6 million of capital expenditures there in 2009.

Production at the Cerro Bayo mine in 2008 was approximately 1.2 million ounces of silver and 21,761 ounces of gold compared to 1.7 million ounces of silver and 37,479 ounces of gold in 2007. The decrease in silver production was due to a 39% decrease in tons mined. Cash costs per ounce of silver produced increased to $8.56 in 2008 from $8.22 in 2007.

On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to lower metal prices and continuing higher operating costs. During 2009, the Company will undertake efforts to further explore its holdings and develop a new mine plan and ore reserves in an effort to re-commence operations in 2010.

Silver and gold mineralization is hosted in epithermal quartz veins and veinlets and lesser amounts of stockworks and breccias within generally sub-horizontal volcanic rocks of the Ibañez Formation. Veins and veinlets occur in sub-parallel clusters largely trending north-northwest and dipping steeply to the west or east. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite and electrum (a naturally-occurring gold and silver alloy). Numerous epithermal veins located within the Cerro Bayo district offer exploration and development opportunities for us. To date, we have discovered over 100 veins.

During 2008, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2008, we spent approximately $2.7 million on exploration and $1.5 million on reserve development for new gold and silver mineralization and completed over 172,000 feet (52,456 meters) of core drilling. Most of this drilling was focused on exploration and definition of the new silver- and gold-bearing veins discovered approximately one mile east of the ore processing facilities at Laguna Verde; Dagny, Fabiola, Coyita, Yasna and Dalila. In the second half of 2008 a new vein, termed Delia, was discovered just to the east of the other veins. The Company plans to continue its extensive exploration and mine development programs in the district in 2009 with a budget of $3.9 million for this work.

Year-end Proven and Probable Ore Reserves — Cerro Bayo Mine

	2008	2007	2006
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	—-	440	375
Ounces of silver per ton	—-	9.73	10.41
Contained ounces of silver (000’s)	—-	4,280	3,902
Ounces of gold per ton	—-	0.15	0.20
Contained ounces of gold	—-	67,100	75,000
Probable
Tons (000’s)	547	342	259
Ounces of silver per ton	10.18	8.64	8.66
Contained ounces of silver (000’s)	5,564	2,954	2,242
Ounces of gold per ton	0.07	0.13	0.18
Contained ounces of gold	38,000	44,500	47,000
Proven and Probable
Tons (000’s)	547	782	634
Ounces of silver per ton	10.18	9.26	9.68
Contained ounces of silver (000’s)	5,564	7,234	6,144
Ounces of gold per ton	0.07	0.14	0.19
Contained ounces of gold	38,000	111,600	122,000

Year-end Mineralized Material — Cerro Bayo Mine

	2008	2007	2006

Tons (000’s)	908	1,266	1,182
Ounces of silver per ton	9.71	8.10	7.37
Ounces of gold per ton	0.14	0.14	0.15

Operating Data

	2008	2007	2006

Production
Tons ore milled	236,403	387,378	428,346
Ore grade silver (oz./ton)	5.54	4.68	5.76
Ore grade gold (oz./ton)	0.102	0.105	0.103
Recovery silver (%)	93.4	94.4	94.5
Recovery gold (%)	90.2	92.2	93.0
Silver produced (oz.)	1,224,083	1,709,830	2,331,060
Gold produced (oz.)	21,761	37,479	40,923
Cost per Ounce
Cash costs(6)	$8.56	$8.22	$3.04
Non-cash costs	6.09	3.60	2.42

Total production costs	$14.65	$11.82	$5.46

(1)	Current ore reserves are effective as of December 31, 2008. Metal prices used to calculate proven and probable reserves were $13.25 per ounce of silver and $750 per ounce of gold.

(2)	Ore reserves are minable reserves within underground mine designs and include factors for mining dilution and recovery. Veins are diluted to a minimum mining width of 2.4 meters at zero grade. Veins greater than 1.2 meters wide receive a 0.4 meter dilution at zero grade. Mining recovery is 85%.

(3)	Metallurgical recoveries of 93.4% and 90.5% should be applied to the contained silver and gold ounces, respectively.

(4)	Ore reserve estimates were prepared by B. O’Leary (Mining Engineer), J. L. Sims (Geologist), and D. Duffy (Mining Engineer) of the Company’s technical staff. The independent firm of Scott Wilson Roscoe Postle was used to assist in preparation of the veins models.

(5)	Proven and probable reserves are defined by manual boundaries based on grade thickness contouring to produce domains imposed on the block models given a certain density of composites. For proven reserves: An area demonstrating grade continuity defined by two or more bounding horizontal levels of drill holes or channel samples spaced vertically no more than about 12.5 meters containing horizontally spaced samples less than 5 meters apart — the key feature being confirmation on two levels. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than about 25 meters. Mineralized material is similarly classified with channel sample or drill hole spacing more than 25 meters and less than 50 meters.

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

North America

USA — Rochester Mine

The Rochester Mine is an open pit silver and gold mine located in Pershing County, Nevada, which is located approximately 25 paved and all-weather gravel road miles northeast of the town of Lovelock. The Company owns 100% of the Rochester Mine by virtue of its 100% ownership of its subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, due south of Rochester.

Coeur Rochester controls 541 U.S. Federal unpatented claims (including 54 mill sites), 23 patented claims, and leases an additional 53 unpatented claims, totaling approximately 7,200 acres. All of the Company’s mineral resources and reserves are located within the claims. The unpatented claims and mill sites are maintained via annual fees to the U.S. Bureau of Land Management (“BLM”) and to Pershing County, which acts as administrator of the claims. Real taxes to the State of Nevada are paid yearly for the patented claims. Lease payments are paid annually; all leases are in good standing.

The Company acquired the Rochester property from ASARCO in 1983 and commenced mining in 1986. No mining or processing was conducted at Rochester by the prior owner. The Company acquired initial interest in the adjacent Nevada Packard property in 1996, completed the full purchase in 1999 and commenced mining in 2003. Very limited mining and processing was conducted at Nevada Packard by the prior owner. Collectively, the Rochester and Nevada Packard properties comprise the Company’s Rochester silver and gold mining and processing operation.

In August of 2007, mining and crushing operations at the Rochester mine were suspended. During the third quarter of 2008, the Company revised its estimates of silver ounces contained in the heap inventory. Consequently, the Company has extended the anticipated completion of its residual leaching phase from 2011 to 2014. At the Nevada Packard satellite deposit, located south of the Rochester deposit, the Company commenced mining of silver in the first quarter of 2003. Mining at Nevada Packard was completed in mid-2007.

The Rochester Mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. All of these facilities are in good operating condition with no major maintenance expected. The mine utilizes the heap leaching process to extract both silver and gold from ore mined using conventional open pit methods. The Company completed mining of the existing ore reserves in August of 2007. While mining operations were discontinued, it is expected that metal production will continue as a result of residual leaching until approximately 2014. Production at the Rochester mine in 2008 was approximately 3.0 million ounces of silver and 21,041 ounces of gold, compared to approximately 4.6 million ounces of silver and 50,408 ounces of gold in 2007. Cash costs per ounce of silver decreased to $(0.03) per ounce in 2008, compared to $1.52 per ounce in 2007. The decrease in cash costs per ounce is due to decreased mining and crushing costs during the year because mining and crushing operations were terminated in August 2007, as contained ore reserves were fully mined and placed on the heap leach pads for on-going leaching and metal recovery.

Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59% and 61.5% for silver, depending on the area being leached, and 93% for gold.

The Company’s capital expenditures at the Rochester Mine totaled approximately $0.6 million in 2008. The Company plans capital expenditures at the Rochester Mine of $0.7 million in 2009. ASARCO, the prior owner, had a net smelter royalty interest which is payable only when the market price of silver equals or exceeds $22.54 per ounce up to a maximum rate of 5%. No royalties were required to be paid by the Company during the three years ended December 31, 2008.

At Rochester, silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, argentian tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets (vein and vein swarms and stockworks) with variable but lesser amounts of pyrite.

In 2008, the Company commenced an exploration program to identify new silver- and gold-bearing structures on its large holdings in the district and to expand and define mineralized material occurring around the Rochester mine. Over 20,200 feet of reverse circulation and core drilling was completed at the new Mystic Springs targets and around the Rochester mine. During 2008, we spent $0.6 million on exploration in the Rochester area. The Company has plans to follow-up on any favorable results from this drilling in 2009.

Year-end Proven and Probable Ore Reserves — Rochester Mine

	2008	2007	2006
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	—	—	3,720
Ounces of silver per ton	—	—	0.66
Contained ounces of silver (000’s)	—	—	2,436
Ounces of gold per ton	—	—	0.007
Contained ounces of gold	—	—	26,400
Probable
Tons (000’s)	—	—	—
Ounces of silver per ton	—	—	—
Contained ounces of silver (000’s)	—	—	—
Ounces of gold per ton	—	—	—
Contained ounces of gold	—	—	—
Proven and Probable
Tons (000’s)	—	—	3,720
Ounces of silver per ton	—	—	0.66
Contained ounces of silver (000’s)	—	—	2,436
Ounces of gold per ton	—	—	0.007
Contained ounces of gold	—	—	26,400

Year-end Mineralized Material — Rochester Mine

	2008	2007	2006

Tons (000’s)	114,058	32,664	15,235
Ounces of silver per ton	0.54	0.85	0.94
Ounces of gold per ton	0.005	0.006	0.007

Operating Data

	2008	2007	2006

Production(7)
Tons ore mined (000’s)	—	2,962	9,804
Tons crushed/leached (000’s)	—	5,061	10,399
Ore grade silver (oz./ton)	—	0.65	0.74
Ore grade gold (oz./ton)	—	0.006	0.010
Recovery/Ag oz	—	141.4%	65.9%
Recovery/Au oz	—	167.6%	68.9%
Silver produced (oz.)	3,033,721	4,614,78	5,113,50
Gold produced (oz.)	21,041	50,408	71,891
Cost per Ounce
Cash costs(6)	$(0.03)	$1.52	$2.80
Non-cash costs	0.78	2.30	3.04

Total production costs	$0.75	$3.82	$5.84

(1)	Current mineralized material is effective as of December 31, 2008. Mineralized material was estimated with a cutoff grade of 0.56 silver equivalent ounces per ton. Formula Ag equivalent = (Au*221) +Ag.

(2)	The mineralized material is in-situ and was estimated with gold and silver prices of $1,000 and $16.00 per ounce, respectively, historical metallurgical recoveries for gold and silver, historical mine operating costs within a non-optimized Whittle® open pit model, and include no additional factors for mining dilution or recovery. The estimate of mineralized material was constrained to exclude any silver and gold mineralization beneath existing leaching operations.

(3)	The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently estimated for 2014. Current recovery may vary significantly from ultimate recovery. Recoveries are calculated based on the ounces recovered as a percent of the ounces placed on the pad. As ore production ceased in August 2007, silver and gold recoveries increased significantly as a percent of ore placed on the pad. See “Critical Accounting Policies and Estimates — Ore on Leach Pad.”

(4)	Mineralized material was estimated by J. L. Sims (Geologist) of the Company’s technical staff. The firm of Reserva International, an independent consultant, was used to assist with modeling the results from the 2008 drilling conducted at Rochester to produce the new mineralized material.

(5)	Mineralized material is defined by drilling on grid of 100 feet by 200 feet, or closer, and includes open pit mine production sampling to assist with determination of gold and silver grades. In practice, the grade of mineralized material is defined by the number of proximal composites and three-dimensional geologic controls. The number of drill samples used in estimation of grades must be at least 4 with a maximum search distance 150 feet at Rochester and 120 feet at Nevada Packard.

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(7)	Mining and crushing operations terminated in August 2007. Residual leaching will continue until approximately 2014.

Australia

New South Wales — Endeavor Mine

The Endeavor Mine, an underground silver and base metal mine, is located in north central New South Wales, Australia, about 447 miles (720 kilometers) from Sydney. Access to the mine is by paved roads 30 miles (18 kilometers) to the northwest from the community of Cobar.

The ore reserves at Endeavor are covered by five Consolidated Mining Leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027.

The Endeavor Mine has been in production since 1983. On September 12, 2003, CBH acquired the Elura mine and processing facilities from Pasminco and changed the name to the Endeavor Mine. On May 23, 2005, CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”), acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine, which is owned and operated by CBH, for $44.0 million including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interests acquired and is being amortized using the units of production method.

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision is deferred until such time as CDE Australia has received approximately two million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. During late November 2008, the mine exceeded the two million cumulative ounce thresholds and therefore, CDE Australia realized a reduction in revenues of $73,318 as a result of the silver price-sharing provision. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. CDE Australia has received approximately 2.1 million payable ounces to date, and the current ore reserve contains approximately 13.5 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

As of December 31, 2008, CDE Australia had recovered approximately 42.8% of the transaction consideration consisting of 2.1 million payable ounces, or 10.6%, of the 20 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.

The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 56.5% in 2008 and 48.0% in 2007. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition, by CBH, through a regular preventive maintenance program and periodic improvements as required.

Production at the Endeavor mine in 2008 was 824,093 ounces of silver compared to 772,609 ounces of silver in 2007. Cash cost per ounce of silver produced was $2.55 in 2008 compared to $2.67 in 2007.

The Company is not required to contribute to ongoing capital costs at the mine.

At Endeavor, silver, lead, zinc and lesser amounts of copper mineralization are contained within sulfide lenses hosted in fine-grained sedimentary rocks of the Paleozoic-aged Amphitheatre Group. Sulphide lenses are elliptically-shaped, steeply-dipping to the southwest and strike to the northwest. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead and zinc rich sulphide zones.

CBH conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year ended June 30, 2008, which is the fiscal year used by the operator (CBH), the exploration expenditure at the mine was A$0.9 million (US$0.6 million).

Year-end Proven and Probable Ore Reserves — Endeavor Mine

	2008	2007	2006
	(1)(2)(3)(4)

Proven
Short Tons (000’s)	3,417	8,818	9,700
Ounces of silver per ton	1.47	1.52	1.59
Contained ounces of silver (000’s)	5,019	13.375	15,420
Probable
Tons (000’s)	5,842	10,913	11,700
Ounces of silver per ton	3.55	1.52	1.42
Contained ounces of silver (000’s)	20,753	16,551	16,563
Proven and Probable
Tons (000’s)	9,259	19,731	21,400
Ounces of silver per ton	2.78	1.52	1.45
Contained ounces of silver (000’s)	25,772	29,926	31,983

Year-end Mineralized Material — Endeavor Mine

	2008	2007	2006

Tons (000’s)	18,127	12,172	8,267
Ounces of silver per ton	0.96	2.44	3.07

Operating Data (Coeur’s Share)

	2008	2007	2006

Production
Tons ore milled	1,030,368	1,146,857	750,115
Ore grade silver (oz./ton)	1.41	1.40	1.01
Recovery silver (%)	56.5	48.0	63.5
Silver produced (oz.)	824,093	772,609	481,991
Cost per Ounce of Silver
Cash costs(5)	$2.55	$2.67	$2.85
Non-cash costs	2.39	0.98	1.02

Total production costs	$4.94	$3.65	$3.87

(1)	Ore reserves are effective as of June 30, 2008, which is the end of the most recent fiscal year of the operator, CBH. Metal prices used were $12.00 per ounce of silver.

(2)	The ore reserves are underground minable and include variable mining dilution (5% to 20% additional waste) and mining recovery factors ranging from 50% (for pillars) to 95%.

(3)	Metallurgical recovery factor of 45% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 25 meters and for probable reserves it is 40 meters. A minimum of 15 drill holes samples are used in estimation of ore reserve grades. Mineralized material is similarly classified.

(5)	Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

New South Wales — Broken Hill Mine

The Broken Hill Mine, an underground lead, zinc and silver mine, is located in western New South Wales, Australia. Access to the mine is by paved roads leading from the adjacent community of Broken Hill.

The ore reserves at Broken Hill are covered by nine Consolidated Mining Leases issued by the state of New South Wales to Perilya Broken Hill Ltd. (“PBH”). The leases form a northeast elongate contiguous block of 18,502 acres in size and are currently being renewed. The new leases have various expiration dates ranging from 2019 to 2024.

On September 8, 2005, CDE Australia acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by PBH for $36.9 million including transaction fees. In addition, CDE Australia pays PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to $0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during 2008.

The mine uses bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to third-party smelters in Australia. Silver recovery averaged approximately 72.5% in 2008 and 83.6% in 2007. The property and equipment are maintained in good working condition by PBH, through a regular preventive maintenance program and periodic improvements as required. Power to the mine and processing facilities is provided by the grid servicing the local community.

As of December 31, 2008, CDE Australia had recovered approximately 120% of the transaction consideration consisting of 5.4 million payable ounces, or 31.4%, of the 17.2 million payable silver ounces to which it is entitled to under the terms of the silver sale agreement. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the contract. It is expected that future expansion to the ore reserves will occur as a result of conversion of portions of the property’s inventory of mineralized material and future exploration discoveries on the property. PBH conducts regular exploration to discover new mineralization and define reserves from surface and underground drilling platforms. For its fiscal year ended June 30, 2008, PBH has budgeted A$5.8 million (US$5.1 million) for this work. CDE Australia is not required to contribute to ongoing capital costs at the mine. No assurances can be made that the mine will achieve its 17.2 million payable silver ounce target to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.

Silver production in 2008 from the Broken Hill mine amounted to approximately 1.4 million ounces of silver compared to 1.6 million ounces of silver in 2007. The decrease in silver production is primarily due to an 18.5% decrease in ore grades. The cash cost per ounce of silver production, which includes the operating cost contribution and smelting, refining and transportation costs, was $3.41 in 2008 compared to $3.18 in 2007.

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

PBH conducts regular exploration to define new ore reserves, largely from underground core drilling platforms. For fiscal year ended June 30, 2008, which is the fiscal year used by the operator, A$11.3 million (US$7.2 million) was spent on near-mine exploration.

Year-end Proven and Probable Ore Reserves — Broken Hill Mine

	2008	2007	2006
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	6,431	8,021	10,064
Ounces of silver per ton	1.58	1.59	1.46
Contained ounces of silver (000’s)	10,185	12,727	14,648

Probable
Tons (000’s)	4,616	4,373	2,844
Ounces of silver per ton	1.05	1.19	1.18
Contained ounces of silver (000’s)	4,861	5,204	3,368

Proven and Probable
Tons (000’s)	11,047	12,394	12,908
Ounces of silver per ton	1.36	1.45	1.40
Contained ounces of silver (000’s)	15,046	17,931	18,016

Year-end Mineralized Material — Broken Hill Mine

	2008	2007	2006

Tons (000’s)	6,376	5,357	3,615
Ounces of silver per ton	4.51	5.15	2.17

Operating Data (Coeur’s share)

	2008	2007	2006

Production
Tons ore milled	1,952,066	1,646,203	2,288,355
Ore grade silver (oz./ton)	0.97	1.19	1.28
Recovery (%)	72.5	83.6	74.2
Silver produced (oz.)	1,369,009	1,642,205	2,174,585

Cost per Ounce of Silver
Cash costs(6)	$3.41	$3.18	$3.09
Non-cash costs	1.83	1.86	2.35

Total production costs	$5.24	$5.04	$5.44

(1)	Ore reserves are effective as of June 30, 2008, which is the end of the most recent fiscal year of the operator (PBH). Metal prices used were $2.22 per ounce of silver.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% of additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(3)	Metallurgical recovery factor of 72% should be applied to the silver reserve ounces.

(4)	The ore reserves were estimated by the technical staff of CBH Resources, the mine operator, and reviewed by B. O’Leary (Mine Engineer) and J. L. Sims (Geologist) of the Company’s technical staff.

(5)	The proven and probable reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven and probable reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven reserves are drilled on a 20 meter by 10 meter grid.

(6)	Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Discontinued Operation

USA — Coeur Silver Valley

On June 1, 2006, the Company completed the sale of 100% of the shares of its wholly-owned subsidiary Coeur Silver Valley, Inc. to U.S. Silver Corporation for $15 million in cash and additional consideration received of $1.1 million for working capital. Coeur Silver Valley was a wholly-owned subsidiary of the Company that owned and operated the Galena underground silver mine, an operating mine, and the Coeur and Caladay properties, which adjoin to the Galena mine, located in the heart of the Coeur d’Alene Mining District in Shoshone County, Idaho. Coeur Silver Valley’s property consisted of 6,131 acres of Company-owned fee land, patented mining claims and unpatented claims in addition to 4,800 acres of leased claims. Coeur Silver Valley’s operations were accessed by paved road from US Interstate 90 south of the town of Wallace, Idaho. Silver Valley recommenced operations at the Coeur mine in June 1996 and continued mining existing reserves there through July 2, 1998 when known reserves were depleted. Silver Valley resumed production at the Galena Mine in May 1997, and operations continued to the date of the sale.

The Galena Mine property was located immediately west of the City of Wallace in Shoshone County in northern Idaho. The property consisted of 52 patented mining claims and 25 unpatented mining claims totaling approximately 1,100 acres.

The Galena Mine was an underground silver-copper mine served by two vertical shafts. The No. 3 shaft was the primary production shaft and was 5,800 feet deep. The Galena shaft primarily provided utility access for water, electrical power and sand backfill for underground operations down to the 2,400 level.

The mine utilized conventional and mechanized cut and fill mining methods with sand backfill to extract ore from the high grade silver-copper vein deposits that constituted the majority of the ore reserves. Silver and copper were recovered by a flotation mill that produced a silver rich concentrate which was sold to third-party smelters in Canada. Silver recovery through the mill averaged 96% in 2006, the last year that the Company operated the mine.

Waste material from the milling process was deposited in a tailings pond located approximately two miles from the mine site. As of the date of the sale, the tailings containment pond, which was expanded on an as needed basis, had capacity for approximately seven additional years at current production rates.

Silver production at the Galena Mine in 2006, up to the date of the sale, was approximately 768,674 ounces of silver. Cash costs for 2006 were $9.75 per ounce. Total capital expenditures by Silver Valley at the Galena Mine in 2006 were $0.6 million.

Operating Data

2006

Production
Tons ore milled	52,876
Ore grade silver (oz./ton)	15.15
Recovery (%)	96
Silver produced (oz.)	768,674
Gold produced (oz.)	180

Cost per Ounce of Silver
Cash costs(1)	$9.75
Non-cash costs	0.89

Total production costs	$10.64

(1)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

SILVER AND GOLD DEVELOPMENT PROPERTIES

Mexico — Palmarejo Silver and Gold Project

The Palmarejo project is being built as an open-pit and underground silver and gold mine and ore processing facility, located in the state of Chihuahua in northern Mexico. Access to the Palmarejo property is by paved and all weather dirt roads southwest from the capitol city of Chihuahua.

On December 21, 2007, the Company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) resulting in 100% ownership of the project. The Palmarejo silver and gold mine is currently in the beginning stage of commercial production.

The Company’s property position at Palmarejo consists of 32 mining concessions totaling 46.9 square miles (12,141 hectares). Of the total concessions, 23 concessions consisting of 46.1 square miles (11,949 hectares) are owned 100% by Coeur Mexicana S.A. de C.V. (Coeur Mexicana), formerly Planet Gold S.A. de C.V. (a wholly-owned subsidiary of the Company), and the remaining nine concessions, representing 0.74 square miles (191.96 hectares) are held by Coeur Mexicana under various agreements and leases. All of the company’s reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to the Palmarejo project, the Company also acquired the Yecora exploration-stage property located in Sonora, on the border with Chihuahua and the El Realito and La Guitarra exploration-stage properties in Chihuahua.

Total capital costs in 2008 were $190.3 million. This excludes $17.0 million of costs that were expensed as pre-development. The Company expects to spend approximately $100 million in capital expenditures during 2009. Silver production in 2009 is anticipated to be 5.4 million ounces and gold production is estimated to be 72,000 ounces during this initial year of operations.

On June 10, 2008, Coeur announced the results of a feasibility study for the Palmarejo silver/gold open pit/underground project. The feasibility study reflects results from geologic, engineering and economic analyses for only the Palmarejo deposit. This study established the first proven and probable mineral reserve for the Palmarejo project.

The terrain at the Palmarejo project mine is characterized by steep-sided hills and V-shaped valleys, although sites for mining infrastructures such as a mill should not pose a significant problem. Dumps and tailings will likely need to be placed within the upper reaches of drainage valleys, which would require the construction of a retention dam(s).

The Palmarejo mine is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest-trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau. This volcanic plateau is deeply incised in the Palmarejo project area, locally forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.

The gold and silver deposits at the Palmarejo project, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits, and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit to a gold-rich basal portion, sometimes accompanied by base metal mineralization. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions which covers the old Palmarejo gold-silver mine based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems in the Trogan license area have been identified on other strongly mineralized corridors, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and are currently under investigation by the Company’s exploration teams.

The Company spent $8.6 million on exploration at the Palmarejo District in 2008, its first year of exploration since completion of the acquisition, to discover new silver and gold mineralization and define new ore reserves. Its exploration budget for 2009 is $8.2 million.

Year-end Proven and Probable Ore Reserves — Palmarejo Property

	2008	2007
	(1)(2)(3)(4)(5)

Proven
Short Tons (000’s)	6,840	—
Ounces of silver per ton	5.09	—
Contained ounces of silver (000’s)	34,844	—
Ounces of gold per ton	0.06	—
Contained ounces of gold	406,000	—

Probable
Tons (000’s)	5,355	—
Ounces of silver per ton	5.37	—
Contained ounces of silver (000’s)	28,732	—
Ounces of gold per ton	0.07	—
Contained ounces of gold	350,000	—

Proven and Probable
Tons (000’s)	12,195	—
Ounces of silver per ton	5.21	—
Contained ounces of silver (000’s)	63,576	—
Ounces of gold per ton	0.06	—
Contained ounces of gold	756,000	—

Year-end Mineralized Material — Palmarejo Property

	2008	2007
	(1)(2)(3)(4)	(1)(2)(3)(4)

Tons (000’s)	15,373	16,105
Ounces of silver per ton	3.47	5.51
Ounces of gold per ton	0.04	0.06

(1)	Current ore reserves are effective as of December 31, 2008. Metal prices used in calculating proven and probable reserves were $13.25 per ounce of silver and $750 per ounce of gold.

(2)	The ore reserves are underground and open pit minable and include factors for mining dilution and recovery. For underground-minable reserves, 15% additional tons at 0.004 ounces per ton of gold and 0.46 oz/ton of silver was added for dilution and 100% mining recovery. For open pit-minable reserves, 10% additional tons at the same grades as mining dilution were added and a 95% mining recovery.

(3)	Metallurgical recovery factor of 90.8% and 93.8% should be applied to the contained silver and gold reserve ounces, respectively.

(4)	The ore reserves were estimated B. O’Leary (Mine Engineer), J. Sims (Geologist) and A. Tattersall (Mine Engineer) of the Company’s technical staff. Mineralized material includes estimates for the La Patria zone prepared by Mine Development Associates (“MDA”) as of September 17, 2007.

(5)	Proven and probable reserves are defined by exploration holes drilled from stations on a nominal grid spacing of 40 meters. Measured resources determination parameter is material demonstrating grade continuity that is less than or equal to 15 meters distance from the nearest hole, with a minimum of 5 samples, no more than 2 of which originate from the same diamond drill hole. The corresponding estimation parameter for indicated resource estimation is less than or equal to 35 meters.

USA — Alaska — Kensington Gold Project

The Kensington underground gold project, consisting of the Kensington and adjacent Jualin properties, is located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine will be accessed by a horizontal tunnel and utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third-party smelters. Waste material will be deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is presently by helicopter, float plane or boat from Juneau.

Coeur Alaska, Inc., a wholly owned subsidiary of the Company (“Coeur Alaska”), controls two contiguous land groups: the Kensington and Jualin. The Kensington property consists of 51 private patented lode and mill-site claims covering approximately 766 acres, 407 federal unpatented lode claims covering approximately 5,290 acres, and eight State of Alaska mining claims covering approximately 95 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. The Jualin Property consists of 25 patented lode and mill-site claims covering approximately 416.5 acres, 472 federal unpatented lode claims and one unpatented mill-site claim covering approximately 8,479 acres, and 25 State of Alaska mining claims covering approximately 381 acres. The Federal and State claims, as well as the private patented lode and mill-site claims, provide Coeur with the necessary rights to mine and process ore from Kensington. All of the Company’s ore reserves are located within the patented claims. The unpatented claims and mill sites are maintained via annual filings and fees to the BLM, which acts as administrator of the claims. State claims are maintained via filings and fees to ADNR — Juneau Recorder’s Office. Real property taxes to the State of Alaska are paid yearly for the patented claims. Lease payments are paid annually and all leases are in good standing.

The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 per ounce gold prices to a maximum of 2 1/2% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production.

The Kensington property litigation, described under “Item 3. Legal Proceedings — Federal Court (Alaska) Kensington Project Permit Challenge,” has contributed to an increase in capital costs. Total expenditures by the Company at the Kensington property in the year ended December 31, 2008 were $42.1 million. Such expenditures were used to continue the permitting and development activities. Based upon the Company’s current estimates, an impairment write-down could be necessary should the expectation of the long-term price for gold decrease below approximately $750 per ounce. As of February 26, 2009, the current gold price is $937. As of December 31, 2008, the carrying value of the Kensington project’s long-lived assets was $338.2 million.

The Company will provide an updated timetable and cost estimates once it receives a decision from the U.S. Supreme Court. No assurances can be made that the project will achieve its schedule and cost estimates. Further, no assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

In 2008, the Company continued the exploration program started in the third quarter of 2005 designed to increase the size and geologic continuity of gold mineralization in its mineralized material inventory and ultimately result in an increase in ore reserves. In 2008, a total of $0.2 million was spent on this program.

Year-end Proven and Probable Ore Reserves — Kensington Property

	2008	2007	2006
	(1)(2)(3)(4)(5)(6)

Proven
Short Tons (000’s)	199	21	—
Ounces of gold per ton	0.38	0.23	—
Contained ounces of gold (000’s)	76	5	—

Probable
Tons (000’s)	5,301	4,397	4,419
Ounces of gold per ton	0.26	0.31	0.31
Contained ounces of gold (000’s)	1,402	1,347	1,352

Proven and Probable
Tons (000’s)	5,500	4,419	4,419
Ounces of gold per ton	0.27	0.31	0.31
Contained ounces of gold (000’s)	1,478	1,352	1,352

Year-end Mineralized Material — Kensington Property

	2008	2007	2006

Tons (000’s)	2,724	3,136	3,136
Ounces of gold per ton	0.18	0.20	0.20

(1)	Current ore reserves are effective as of December 31, 2008. Metal price used in calculating proven and probable reserves was $750 per ounce of gold.

(2)	The ore reserves are underground minable and include factors for mining dilution and recovery. A factor of approximately 10% additional tonnage at 0.063 ounces per ton of dilution was included. An average 97% mining recovery was included.

(3)	Metallurgical recovery factor of 95.3% should be applied to the contained gold reserve ounces.

(4)	The ore reserves were estimated B. O’Leary (Mine Engineer), J. L. Sims (Geologist) of the Company’s technical staff. Snowden Mining Industry Consultants, an independent consultant group, performed an independent review of the Company’s updated resource estimate model used to prepare the ore reserve estimates and AMEC, an independent consultant group, were used to help prepare the Company’s mine plan and mining cost estimates.

(5)	Proven and probable reserves are defined underground drilling and underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Proven ore reserves include stockpiled ore. Ore reserve must be defined by least 10 drill samples from at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

(6)	Ore reserve estimates are based upon an operating scenario according to operating permits that have been received. Certain of these permits are the subject of legal proceedings. See the additional discussion under “Item 3. Legal Proceedings — Federal Court (Alaska) Kensington Project Permit Challenge” and “Item 1A. Risk Factors.”

EXPLORATION AND DEVELOPMENT ACTIVITY

Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania, Bolivia, and as of December 31, 2008, Mexico. Exploration and reserve development expenditures of approximately $23.6 million, $11.9 million and $9.5 million were incurred by the Company in 2008, 2007 and 2006 respectively.

Highlights of the 2008 program include:

•	Discovery of the Delia vein at Cerro Bayo, Chile; a wide, silver- and gold-bearing vein located about 500 meters south of the Cerro Bayo mill.

•	Favorable results from drilling on three targets at Joaquin, an exploration property located northwest of the Company’s Martha mill facility.

•	Addition of three new properties — La Currita near Palmarejo, Nico near Martha and Huantajaya in northern Chile.

Coeur plans to invest $17.6 million in exploration during 2009 with over 85% of the budget earmarked for expansion of mineral resources and reserves at or near its existing operations at Palmarejo (Mexico), Martha (Argentina) and Cerro Bayo (Chile).

USA — Kensington/Jualin

No drilling was completed in 2008 at Kensington. The Company plans for an additional drilling program in 2009. The Company’s rights to use and develop the Jualin property are subject to an Amended Lease Agreement dated August 5, 2005 between Hyak Mining Company Inc. as Lessor and Coeur Alaska as Lessee which expires in 2035 with provision for lease extensions through cessation of mining operations. Approximately $0.2 million was spent in exploration in 2008 on Jualin.

USA — Rochester

The Company invested $0.6 million on exploration around the Rochester and Nevada Packard deposits in 2008. A total of 20,255 feet of reverse circulation drilling was completed, primarily at Rochester, to expand and define known zones of silver and gold mineralization.

Chile — Cerro Bayo Mine

Coeur continued to conduct extensive exploration at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $2.7 million was spent in exploration, and an additional $1.5 million was capitalized as reserve development during 2008. A total of over 172,400 feet (52,556 meters) of core drilling was completed during the year to discover new mineralization and define new ore reserves. The most significant result of this program was the expansion and definition of new ore at several of the new silver- and gold-bearing veins discovered near the Laguna Verde ore processing facility in 2007 and the discovery of a new, major vein in that area in 2008, termed Delia. Many of the new drill holes into Delia intersected wide silver and gold mineralization that is expected to be an important contribution along with Dagny, Fabiola and other veins in the district towards the development of a new, multi-year mine plan. Silver and gold mineralization at Delia now extends for over 1 kilometer on strike and up to 100 meters vertically. The Company believes that there is potential to discover additional high grade veins within the entire Cerro Bayo district.

Chile — Other Properties

In 2008, Coeur completed an agreement for an option to purchase 100% of the Huantajaya silver property in northern Chile. The property covers over 624 hectares of prospective ground, in a historic silver district, 15 kilometers east of the port city of Iquique. Access to the property and local infrastructure are excellent. Surface geological and geophysical exploration program is planned in early 2009, to define new drilling targets.

The 2009 exploration budget for Chile is $4.2 million of which $3.9 million is devoted to Cerro Bayo.

Argentina — Martha Mine

In 2008, the Company’s exploration efforts consisted of mapping, sampling and over 47,400 feet (14,463 meters) of core drilling for a total expenditure of $3.3 million, of which $0.4 million was capitalized as reserve development.

Argentina — Other Properties

The Company also continued exploration in other parts of the Santa Cruz Province near the Martha mine. Activities focused on the El Aguila, Sascha and Joaquin properties. In 2008 drilling and other exploration work was conducted at the three properties. By property, core drilling amounted to the following subtotals: El Aguila — 4,193 feet (1,278 meters), Sascha — 2,008 feet (612 meters), and Joaquin — 5,397 feet (1,645 meters). In addition, the Company also conducted exploration at its wholly-owned Lejano and Cisne properties in west central Santa Cruz Province. At Cisne, a total of 1,132 feet (345 meters) of core was drilled in the first quarter and at Lejano, 7,766 feet (2,367 meters) of core was drilled throughout the year.

Drilling at Joaquin in the fourth quarter returned encouraging results with 1,648 meters of drilling in 15 core holes on three targets; La Morena, La Negra and La Morocha. Joaquin is located about 80 kilometers northwest of the Company’s Martha mine, and the Company has an option to earn up to 71% managing interest in a joint venture with property owners Mirasol Resources Ltd. A second phase of drilling will begin early this year.

•	At the La Morena target, drilling of six core holes encountered near-vertical zones of silicified breccias and veins. Drill intercepts reach up to 16.5 meters estimated true width with gold grades up to 7.67 grams per tonne in higher-grade portions of the breccias. Drilling tested to 120 meters depth and just 200 meters of strike of the target system which extends over 2.5 kilometers on surface.

•	At La Negra, drilling of three core holes tested approximately 150 meters of strike and down to 100 meters below the surface of this epithermal vein system which has been traced for over 500 meters on surface. Two veins and related breccias in their hangingwall and footwall have been identified with this initial core drilling. All holes returned very encouraging silver and gold mineralization with values up to 541 grams per tonne of silver and 2.87 of gold.

•	At La Morocha, drilling of six core holes tested the target structure along an exposed strike length of 450 meters and 110 meters down dip. Wide intercepts — up to 42 meters estimated true width — were discovered, with values up to 140 grams per tonne silver and 0.47 grams per tonne of gold. La Morocha is currently at least 970 meters long.

In February 2009, the company completed an agreement for an option to earn up to 75% managing interest in a joint venture on the Nico property owned by Mirasol Resources Ltd. Nico is a large property located about 45 kilometers north of the Martha mine, covering over 20,000 hectares of prospective ground with potential for silver mineralization in veins and bulk tonnage silver mineralization in breccias and mantos. Detailed exploration is planned to start during the first quarter of 2009.

The Company has budgeted $2.7 million for 2009 in Argentina for the Martha mine, Joaquin and Nico exploration.

Africa, Tanzania

During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Lake Victoria Gold Belt of Tanzania, Africa, and in 2005, 2006 and 2007 added the Saragurwa, Bismark and Pangea properties, respectively. Based on results from its annual exploration programs, four of the original ten concessions were not renewed. Except for Saragurwa, Bismark and Pangea, all properties are held 100% by Tanzanian subsidiaries of the Company. Saragurwa and Bismark are owned by separate private Tanzanian interests and Pangea is controlled by a Tanzanian subsidiary of Barrick Gold Company. Coeur Tanzania Ltd. has an option to acquire all three properties in return for staged work and payment commitments. The Company is currently addressing its strategic options in Tanzania which includes a possible sale or a joint venture partner.

In 2008, exploration work consisted of mapping, trenching, sampling and acquisition and interpretation of detailed ground geophysical data and core and reverse circulation drilling. In total 11,647 feet (3,550 meters) of core drilling was completed in 2008 at Kiziba Hill which lies on the same belt of Archean-aged rocks, commonly termed “greenstone,” which host the Geita gold mine to the east.

During 2008, the Company spent $2.0 million on exploration activities in Tanzania and expects to spend approximately $0.2 million in 2009.

Item 3.	Legal Proceedings

States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation

During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

During 2001, the U.S. Forest Service (“USFS”) made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940s. The USFS believes that some cleanup action is required at the location. However, the Company did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes that it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960s, shut the operations down in the early 1970s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. In January 2009, the EPA and the State of Maine made additional formal requests for information relating to the Maine Callahan mine site. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

Federal Court (Alaska) Kensington Project Permit Challenge

On September 12, 2005, three environmental groups, Southeast Alaska Conservation Council (“SEACC”), The Sierra Club and Lynn Canal Conservation (collectively, the “Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the USFS seeking to invalidate the permit issued to Coeur Alaska for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into a nearby lake called Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.

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

On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20,

2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the United States Supreme Court (“Supreme Court”), subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for writ of certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for writ of certiorari to review the decision of the Ninth Circuit Court. Oral arguments were made before the Supreme Court by both parties on January 12, 2009. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.

On October 1, 2008 the Company announced a temporary curtailment of its development activities at the Kensington Project until such time as a decision is rendered from the Supreme Court. Consequently, the Company laid off approximately 50% of its existing workforce and paid termination benefits of $0.3 million.

No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since

Dennis E. Wheeler	66	Chairman of the Board	1992
		Chief Executive Officer and President	1986
			1980
Mitchell J. Krebs	37	Senior Vice President, Chief Financial Officer	2008
Richard M. Weston	57	Senior Vice President, Operations	2007
Donald J. Birak	55	Senior Vice President, Exploration	2004
Humberto Rada	56	President, Coeur South America	2008
Tom T. Angelos	53	Senior Vice President, Chief Accounting Officer	2008
Kelli C. Kast	42	Vice President, General Counsel and Corporate Secretary	2005
K. Leon Hardy	55	Senior Vice President, North American Operations	2008
Donald P. Gray	50	Senior Vice President, South American Operations	2008
Luther J. Russell	53	Vice President, Environmental Services	2005
Larry A. Nelson	56	Vice President, Human Resources	2008
Kenneth L. Koski	40	Controller	2008

Dennis E. Wheeler has been Chairman of the Board of the Company since May 1992, Chief Executive Officer since December 1986 and President since December 1980. Mr. Wheeler was our Chief Administrative Officer from December 1980 to December 1986, Secretary from January 1980 to December 1980 and Senior Vice President and General Counsel from 1978 to 1980.

Mitchell J. Krebs was appointed to the position of Senior Vice President & Chief Financial Officer of Coeur in March 2008. Prior to that, Mr. Krebs served as the Company’s Senior Vice President Corporate Development from May 2006 to March 2008 and Vice President Corporate Development from February 2003 to May 2006. Mr. Krebs was employed as an independent consultant from September 2001 through January 2003, and from May 2000 through August 2001 was employed as the President of Mine Depot Inc. From August 1999 through April 2000, Mr. Krebs was an associate with Allied Capital Corporation. From August 1995 through November 1997, Mr. Krebs was employed by Coeur as Manager, Acquisition Evaluation.

Richard M. Weston was appointed Senior Vice President – Operations in May 2007. Prior to that, Mr. Weston served as Senior Vice President and Managing Director of Coeur Australia and Vice President of the Company’s South American Operations from December 2006 to May 2007. Prior thereto, he served as Senior Vice President and Managing Director of Coeur Australia from February 2006 to December 2006. Prior to that, Mr. Weston was employed with Barrick Australia from January 2003 to February 2006 as General Manager of Cowal Gold Project and Rio Tinto Australia from December 2000 to November 2002 as General Manager of the ERA and Jabiluka mines.

Donald J. Birak was appointed as Senior Vice President – Exploration of Coeur in January 2004. Prior to that, Mr. Birak was employed with AngloGold North America, Inc. from March 1999 to January 20, 2004, as Vice President – Exploration and with Independence Mining Company Inc. as Vice President of Exploration from 1995 to 1999.

Humberto Rada was appointed President, Coeur South America in July 2008. Prior to that, Mr. Rada was employed from 1985 to 2008 by Newmont Mining Corp. at their Bolivian subsidiary, Empresa Minera Inti Raymi S.A., most recently as General Manager. Prior to that Mr. Rada held various positions in Argentina and Bolivia with PricewaterhouseCoopers from 1978 to 1984.

Tom T. Angelos was appointed Senior Vice President & Chief Accounting Officer in March 2008. Prior to this, Mr. Angelos was Vice President, Controller and Chief Accounting Officer of the Company from December 2006 to March 2008 and Controller and Chief Accounting Officer of the Company from 2004 to 2006. Mr. Angelos was previously Controller of Stillwater Mining Company from 1998 to 2004, and from 1983 to 1998 was employed by Coeur in various capacities, most recently as Controller.

Kelli C. Kast was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Prior to that, Ms. Kast served as Corporate Counsel for HealtheTech. Inc. from April 2004 to April 2005. Prior thereto, she served as Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. from December 1997 through February 2003.

K. Leon Hardy was appointed Senior Vice President North American Operations in July 2008. Prior to that, Mr. Hardy served as Vice President and General Manager for Coeur Argentina from May 2003 to July 2008. Prior to that, Mr. Hardy was employed with Apex Silver Mines as Operations Manager at their San Cristobal project in Bolivia from 1999 to 2002. Prior to that Mr. Hardy was employed in Argentina with Minera Alumbrera Ltd from 1996 to 1998. Prior to that Mr. Hardy was employed with Cyprus Amax Minerals from 1979 to 1996.

Donald P. Gray was appointed Senior Vice President South American Operations in July 2008. Prior to that, Mr. Gray served as Vice President and General Manager for Coeur’s Cerro Bayo Mine in Chile from October 2007 to July 2008. Prior to that, Mr. Gray was employed by Hecla Mining Co. from 1993 to 2007, most recently as Vice President and General Manager of Minera Hecla Venezolana. Prior to that Mr. Gray held mine operation positions with Newmont Mining Corporation, Exxon Mobil Corporation and Climax Molybdenum.

Luther J. Russell was appointed Vice President of Environmental Services at Coeur in 2005. Prior to that, Mr. Russell was Coeur d’Alene Basin Project Manager for the State of Idaho’s Department of Environmental Quality from 2001 to 2005. Before that, he held a series of increasingly responsible positions in the management of environmental affairs at major mining companies and was previously Director of Environmental and Government Affairs for Coeur from 1995 to 2000.

Larry A. Nelson was appointed Vice President Human Resources in January 2008. Prior to that, Mr. Nelson served as Director Human Resources from 2005 to 2008. Mr. Nelson held the position of Human Resources Manager at Coeur Silver Valley from 1996 to 2005. Prior to that, he was employed in corporate and site human resource positions within the mining industry since 1977.

Kenneth L. Koski was appointed Controller of Coeur in March 2008. Prior to that, Mr. Koski served as Assistant Controller of Coeur from August 2002 to March 2008. From January 2001 to August 2002 Mr. Koski was employed with Telect Inc. as a financial and cost analyst. Prior to this, Mr. Koski was employed by Coeur from June 1990 to January 2001 in various capacities, most recently as Manager of Financial Accounting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”), the Toronto Stock Exchange (“TSX”) and the Australian Stock Exchange (“ASX”). The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	High	Low

2007
First Quarter	$4.80	$3.95
Second Quarter	$4.32	$3.51
Third Quarter	$4.22	$3.25
Fourth Quarter	$4.94	$3.62
2008
First Quarter	$5.16	$3.88
Second Quarter	$3.94	$2.77
Third Quarter	$2.89	$1.44
Fourth Quarter	$1.48	$0.36
2009
First Quarter (through February 26, 2009)	$0.98	$0.68

The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

At February 26, 2009, there were 4,728 record holders of the Company’s outstanding Common Stock.

The Company made no repurchases of its common stock during the year ended December 31, 2008.

STOCK PERFORMANCE CHART

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s Common Stock during the period beginning December 31, 2003 and ending December 31, 2008 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico Eagle Mines, Goldcorp, Hecla Mining Co., IAM Gold, Kinross Gold Corp., Northgate Minerals, Pan American Silver Corp. Centerra Gold, Inc, and Stillwater Mining Co. for the same period. The graph assumes a $100 investment in the Company’s Common Stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	2003	2004	2005	2006	2007	2008
Coeur d’Alene Mines Corporation	100.00	67.99	69.21	85.64	85.47	15.23
S&P 500 Index	100.00	110.87	116.30	134.66	141.96	89.45
Peer Group Only	100.00	95.63	125.75	179.80	216.76	182.84

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

Item 6.	Selected Financial Data

The following table summarizes certain selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Sales of metal	$189,465	$215,319	$216,573	$156,284	$109,047

Costs and expenses:
Production costs applicable to sales	109,336	117,025	92,378	88,232	63,715
Depreciation and depletion	27,330	20,984	26,772	18,889	16,833
Administrative and general	25,846	23,875	19,369	20,624	17,499
Exploration	20,531	11,941	9,474	10,553	8,031
Pre-development	16,950	—	—	6,057	11,449
Care and maintenance and other	3,155	—	—	—	—
Litigation settlement	—	507	2,365	1,600	—

Total costs and expenses	203,148	174,332	150,358	145,955	117,527

Operating income (loss)	(13,683)	40,987	66,215	10,329	(8,480)

Other income (expense)
Interest and other income	2,557	18,195	18,654	8,385	3,165
Unrealized gains (losses) on derivatives and other	1,756	—	—	—	—
Interest expense, net	(4,139)	(365)	(1,224)	(2,485)	(2,831)
Merger expenses	—	—	—	—	(15,675)

Total other income (expense)	174	17,830	17,430	5,900	(15,341)

Income (loss) from continuing operations before income taxes	(13,509)	58,817	83,645	16,229	(23,821)
Income tax benefit (provision)	13,501	(14,927)	(8,226)	(1,483)	5,785

Income (loss) from continuing operations	(8)	43,890	75,419	14,746	(18,036)
Income (loss) from discontinued operations	—	—	1,935	(4,195)	1,178
Gain on sale of net assets of discontinued operation	—	—	11,132	—	—

Net income (loss)	$(8)	$43,890	$88,486	$10,551	$(16,858)

Other comprehensive income (loss)	(634)	86	2,391	447	(908)

Comprehensive income (loss)	$(642)	$43,976	$90,877	$10,998	$(17,766)

Basic and Diluted Income (Loss) Per Share Data:
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$0.00 *	$0.15	$0.28	$0.06	$(0.08)
Income (loss) from discontinued operations	—	—	0.05	(0.02)	0.00

Net income (loss)	$0.00 *	$0.15	$0.33	$0.04	$(0.08)

Income Statement Data:	2008		2007	2006	2005	2004
	(In thousands, except per share data)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$0.00	*	$0.14	$0.26	$0.06	$(0.08)
Income (loss) from discontinued operations	—		—	0.04	(0.02)	0.00

Net income (loss)	$0.00	*	$0.14	$0.30	$0.04	$(0.08)

Weighted average number of shares of common stock
Basic	550,733		285,972	271,357	242,915	215,969

Diluted	550,733		310,524	296,082	243,683	215,969

*	less than $0.01 per share

Balance Sheet Data:(1)	2008	2007	2006	2005	2004
	(In thousands except per share data)

Total assets	$2,923,898	$2,651,694	$849,626	$594,816	$525,777
Working capital	$(8,533)	$152,390	$383,082	$281,977	$345,894
Long-term liabilities	$1,026,224	$812,650	$210,117	$206,921	$198,873
Shareholders’ equity	$1,736,690	$1,727,367	$580,994	$341,553	$293,454

(1)	On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management focuses on maximizing cash flow from its existing operations, the main factors of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on reducing its non-operating costs in order to maximize cash flow.

Overview:

•	Silver and gold prices averaged $15.06 per ounce and $871.96 per ounce in 2008, respectively. Silver hit a high of $20.70 per ounce on March 5, 2008 and a low of $8.81 per ounce on October 28, 2008. Gold hit a high of $1,011 per ounce on March 17, 2008 and a low of $713 per ounce on October 24, 2008;

•	The Company produced a total of 12.0 million ounces of silver and 46,115 ounces of gold during 2008;

•	The Company completed construction and commenced production at its 100%-owned San Bartolomé silver mine in Bolivia in June 2008;

•	The Company invested a total of $380.3 million in capital expenditures during 2008, including $190.3 million at Palmarejo (excludes $17.0 million of expenditures that were expensed as pre-development costs), $108.7 million at San Bartolomé and $40.9 million at Kensington;

•	The Company implemented aggressive cost reductions in October, resulting in a 22% reduction in general and administrative expenses in the fourth quarter of 2008 compared to the fourth quarter of 2007;

•	The Company sold $230 million of 3 1/4% Convertible Senior Notes on March 18, 2008;

•	The Company sold $50 million of Senior Secured Floating Rate Convertible Notes on October 20, 2008;

•	The Company temporarily suspended operations at its Cerro Bayo Mine on October 31, 2008 due primarily to lower metals price and higher operating costs; and

•	The Company entered into a $20 million gold lease facility with Mitsubishi International Corporation on December 18, 2008.

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

The San Bartolomé mine, Rochester mine, Cerro Bayo mine and Martha mine, each operated by the Company, and the Endeavor and Broken Hill mines which are operated by others, constituted the Company’s principal sources of mining revenues in 2008.

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Management’s Discussion and Analysis of our Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B — Summary of Significant Accounting Policies — in the Notes to the Consolidated Financial Statements of this Form 10-K.

Revenue Recognition.  Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the customer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.

At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000. At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $21,000.

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

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of our assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. We review the carrying value of our assets whenever events or changes in circumstances indicate that the carrying amount of our assets may not be fully recoverable. We did not record any write-downs during the years ended December 31, 2008, 2007 and 2006.

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

We used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples are taken of the drill residue which is assayed to determine estimated quantities of contained metal. We estimated the quantity of ore by utilizing global positioning satellite survey techniques. We then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

Our reported inventories include metals estimated to be contained in the ore on leach pad of $30.2 million as of December 31, 2008. Of this amount, $9.2 million is reported as a current asset and $21.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as noncurrent. The ore on leach pad inventory is stated at actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production costs of abnormal production levels.

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

When we began operations at the Rochester mine in 1986, based solely on laboratory testing, we estimated the ultimate recovery of silver and gold at 50% and 80%, respectively. Since 1986, we have adjusted the expected ultimate recovery 3 times (once in each of 1989, 1997 and 2003) based upon actual experience gained from leach operations. In 1989, we increased our estimated recoveries for silver and gold to 55% and 85%, respectively. The change was accounted for prospectively as a change in estimate, which had the effect of increasing the estimated recoverable ounces of silver and gold contained in the heap by 1.6 million ounces and 10,000 ounces, respectively. In 1997, we revised our estimated recoveries for silver and gold to 59% and 89%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 4.7 million ounces and 39,000 ounces, respectively. In 2003, we revised our estimated recoveries for silver and gold to 61.5% and 93%, respectively, which increased the estimated recoverable ounces of silver and gold contained in the heap by 1.8 million ounces and 41,000 ounces, respectively. During the third quarter of 2008, we increased our estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated silver recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, we believe our current residual heap leach activities are expected to continue through 2014. However, the ultimate recovery will not be known until leaching operations cease.

If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%

Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$2.92	$2.50	$2.19	$3.13	$2.83	$2.57
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$4.40	$5.90	$8.83	$4.00	$4.65	$5.54

Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place such ore on the leach pad during the current period, adjusted for the effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third-party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2008.

Operating Statistics and Ore Reserve Estimates

The Company’s total production from continuing operations in 2008 was 12.0 million ounces of silver and 46,115 ounces of gold, compared to 11.5 million ounces of silver and 92,014 ounces of gold in 2007. Total estimated proven and probable reserves at December 31, 2008 were approximately 247.8 million ounces of silver and 2.28 million ounces of gold, compared to silver and gold ore reserves at December 31, 2007 of approximately 216.0 million ounces and 1.48 million ounces, respectively.

The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2008:

	Proven and Probable Ore Reserves(1)					Mineralized Material
	Tons	Grade	Grade	Ounces Ag	Ounces Au	Tons	Grade	Grade
	(000’s)	Ag oz/t	Au oz/t	(000’s)	(000’s)	(000’s)	Ag oz/t	Au oz/t

Rochester	—	—	—	—	—	114,058	0.54	0.01
Cerro Bayo	547	10.18	0.07	5,564	38	908	9.71	0.14
Mina Martha	76	36.99	0.04	2,809	3	46	29.5	0.02
Endeavor(2)	9,259	2.78	—	25,772	—	18,127	0.96	—
Broken Hill(2)	11,047	1.36	—	15,046	—	6,376	4.51	—
San Bartolomé	35,307	3.82	—	135,030	—	37,087	1.75	—
Kensington	5,500	—	0.27	—	1,478	2,724	—	0.18
Palmarejo	12,195	5.21	0.06	63,576	756	15,373	3.47	0.04

Total tons	73,931			247,797	2,275	194,699

	Total tons	Ag oz/t	Au oz/t			Total tons	Ag oz/t	Au oz/t
	(000’s)	(Wt. Avg.)	(Wt. Avg.)			(000’s)	(Wt. Avg.)	(Wt. Avg.)

Summary by metal:
Silver	68,431	3.62				191,975	1.23
Gold	18,318		0.12			133,109		0.01

(1)	Using silver price of $13.25 per ounce and gold price of $750 per ounce, except for Endeavor which uses a $12.00 silver price and Broken Hill which uses a $2.22 silver price.

(2)	Ore reserves are provided by the operator as of June 30, 2008, the end of the operator’s most recent fiscal year. These totals do not include additions or depletions through December 31, 2008.

The ore reserves at December 31, 2008 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at mines operated by the Company at different pricing ranges.

	Proven and Probable Ore Reserve Sensitivity to Prices
	Per ounce	Per ounce	Tons	(000’s)	(000’s)
	Silver Price	Gold Price	(000’s)	Ounces Ag	Ounces Au

Cerro Bayo	11	650	470	5,109	35
	12	700	512	5,370	37
	14	800	566	5,660	39
	15	850	587	5,746	40

Mina Martha	11	650	70	2,737	3.2
	12	700	73	2,770	3.2
	14	800	78	2,833	3.3
	15	850	81	2,857	3.3

San Bartolomé	11		25,221	112,616
	12		28,954	122,409
	14		40,250	147,183
	15		45,321	158,957

Kensington		650	4,017		1,257
		700	5,011		1,422
		800	6,364		1,622
		850	7,247		1,738

Palmarejo	11	650	10,832	61,234	746
	12	700	11,273	62,254	754
	14	800	12,725	65,973	789
	15	850	12,838	66,189	791

The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2008	2007	2006

Rochester
Tons processed	—	5,060,678	10,399,416
Ore grade/Ag oz	—	0.65	0.74
Ore grade/Au oz	—	0.01	0.01
Recovery/Ag oz(A)	—	141.4%	65.9%
Recovery/Au oz(A)	—	167.6%	68.9%
Silver production ounces	3,033,720	4,614,780	5,113,504
Gold production ounces	21,041	50,408	71,891
Cash operating costs/oz	$(0.75)	$0.99	$2.41
Cash cost/oz	$(0.03)	$1.52	$2.80
Total production cost/oz	$0.75	$3.82	$5.84

	2008	2007	2006

Cerro Bayo
Tons milled	236,403	387,378	428,346
Ore grade/Ag oz	5.54	4.68	5.76
Ore grade/Au oz	0.10	0.11	0.10
Recovery/Ag oz	93.4%	94.4%	94.5%
Recovery/Au oz	90.2%	92.2%	93.0%
Silver production ounces	1,224,084	1,709,830	2,331,060
Gold production ounces	21,761	37,479	40,923
Cash operating costs/oz	$8.56	$8.22	$3.04
Cash cost/oz	$8.56	$8.22	$3.04
Total production cost/oz	$14.65	$11.82	$5.46
Martha Mine
Tons milled	57,886	37,047	35,843
Ore grade/Ag oz	49.98	78.10	79.93
Ore grade/Au oz	0.07	0.12	0.10
Recovery/Ag oz	93.7%	95.0%	94.7%
Recovery/Au oz	88.3%	92.7%	92.5%
Silver production ounces	2,710,673	2,748,705	2,712,846
Gold production ounces	3,313	4,127	3,440
Cash operating costs/oz	$6.87	$5.54	$4.36
Cash cost/oz	$7.57	$6.27	$4.88
Total production cost/oz	$9.38	$6.78	$5.36
San Bartolomé(B)
Tons milled	505,514	—	—
Ore grade/Ag oz	7.46	—	—
Recovery/Ag oz	75.8%	—	—
Silver production ounces	2,861,500	—	—
Cash operating costs/oz	$8.22	—	—
Cash cost/oz	$10.53	—	—
Total production cost/oz	$12.50	—	—
Endeavor(B)
Tons milled	1,030,368	1,146,857	750,115
Ore grade/Ag oz	1.41	1.40	1.01
Recovery/Ag oz	56.5%	48.0%	63.5%
Silver production ounces	824,093	772,609	481,991
Cash operating costs/oz	$2.55	$2.67	$2.85
Cash cost/oz	$2.55	$2.67	$2.85
Total production cost/oz	$4.94	$3.65	$3.87

	2008	2007	2006

Broken Hill(B)
Tons milled	1,952,066	1,646,203	2,288,355
Ore grade/Ag oz	0.97	1.19	1.28
Recovery/Ag oz	72.5%	83.6%	74.2%
Silver production ounces	1,369,009	1,642,205	2,174,585
Cash operating costs/oz	$3.41	$3.18	$3.09
Cash cost/oz	$3.41	$3.18	$3.09
Total production cost/oz	$5.24	$5.04	$5.44
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	12,023,079	11,488,129	12,813,986
Gold ounces	46,115	92,014	116,254
Cash operating costs/oz	$4.75	$3.58	$3.07
Cash cost per oz/silver	$5.64	$3.97	$3.33
Total production cost/oz	$7.71	$5.88	$5.53
CONSOLIDATED SALES TOTALS(C)
Silver ounces sold	11,012,584	11,506,560	12,841,634
Gold ounces sold	49,130	94,284	116,400
Realized price per silver ounce	$14.31	$13.59	$12.03
Realized price per gold ounce	$915	$700	$623

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently expected to continue through 2014. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad. In August 2007, mining and crushing activities were terminated as ore reserves were fully mined.

(B)	The Company acquired its interests in the Endeavor and Broken Hill mines in May 2005 and September 2005, respectively.

(C)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

“Operating Costs per Ounce” and “Cash Costs per Ounce” are calculated by dividing the operating cash costs and cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash operating costs and cash costs per ounce as key indicators of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis.

“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expense, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

Total operating costs and cash costs per ounce are a non-GAAP measure and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs” set forth below.

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

The tables below present reconciliations between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which is calculated in accordance with GAAP.

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Cash operating costs include all cash costs except production taxes and royalties if applicable. Total cash costs and cash operating costs are performance measures which we believe provides management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Cash operating costs per ounce” and “Total cash costs per ounce” are measures developed by precious metals companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of these non-GAAP measures are similar to that reported by other mining companies. Cash operating costs and total cash cost, as alternative measures, have the limitation of excluding potentially large amounts related to inventory adjustments, non cash charges and by product credits. Management compensates for this limitation by using both GAAP production costs and non-GAAP cash costs metrics in its planning.

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

Year Ended December 31, 2008

(In thousands except ounces and per ounce costs)	Rochester	Cerro Bayo	Martha	San Bartolomé	Endeavor(1)	Broken Hill(1)	Total

Production of silver (ounces)	3,033,720	1,224,084	2,710,673	2,861,500	824,093	1,369,009	12,023,079
Cash operating cost per ounce	$(0.75)	$8.56	$6.87	$8.22	$2.55	$3.41	$4.75

Cash costs per ounce	$(0.03)	$8.56	$7.57	$10.53	$2.55	$3.41	$5.64

Total Operating Cost (Non-GAAP)	$(2,290)	$10,478	$18,619	$23,535	$2,101	$4,670	$57,113
Royalties	—	—	1,889	6,605	—	—	8,494
Production taxes	2,188	—	—	—	—	—	2,188

Total Cash Costs (Non-GAAP)	(102)	10,478	20,508	30,140	2,101	4,670	67,795
Add/Subtract:
Third-party smelting costs	—	(3,818)	(3,019)	—	(1,212)	(1,938)	(9,987)
By-product credit(2)	18,499	19,595	2,880	—	—	—	40,974
Other adjustment	12	(425)	470	—	—	—	57
Change in inventory	23,837	2,099	(3,240)	(12,393)	171	22	10,496
Depreciation, depletion and amortization	2,352	7,881	4,431	5,638	1,971	2,507	24,780

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$44,598	$35,810	$22,030	$23,385	$3,031	$5,261	$134,115

Year Ended December 31, 2007

(In thousands except ounces and per ounce costs)	Rochester	Cerro Bayo	Martha	Endeavor(1)	Broken Hill(1)	Total

Production of silver (ounces)	4,614,780	1,709,830	2,748,705	772,609	1,642,205	11,488,129
Cash operating cost per ounce	$0.99	$8.22	$5.54	$2.67	$3.18	$3.58

Cash costs per ounce	$1.52	$8.22	$6.27	$2.67	$3.18	$3.97

Total Operating Cost (Non-GAAP)	$4,559	$14,055	$15,217	$2,064	$5,228	$41,123
Royalties	—	—	2,028	—	—	2,028
Production taxes	2,476	—	—	—	—	2,476

Total Cash Costs (Non-GAAP)	7,035	14,055	17,245	2,064	5,228	45,627
Add/Subtract:
Third-party smelting costs	—	(3,603)	(2,112)	(1,347)	(2,006)	(9,068)
By-product credit(2)	34,664	26,199	2,889	—	—	63,752
Other adjustment	1,926	—	—	—	—	1,926
Change in inventory	16,738	(1,701)	(146)	(172)	69	14,788
Depreciation, depletion and amortization	8,697	6,155	1,383	755	3,055	20,045

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$69,060	$41,105	$19,259	$1,300	$6,346	$137,070

Year Ended December 31, 2006

(In thousands except ounces and per ounce costs)	Rochester	Cerro Bayo	Martha	Endeavor(1)	Broken Hill(1)	Total

Production of silver (ounces)	5,113,504	2,331,060	2,712,846	481,991	2,174,585	12,813,986
Cash operating cost per ounce	$2.41	$3.04	$4.36	$2.85	$3.09	$3.07

Cash costs per ounce	$2.80	$3.04	$4.88	$2.85	$3.09	$3.33

Total Operating Cost (Non-GAAP)	$12,317	$7,089	$11,821	$1,373	$6,712	$39,312
Royalties	—	—	1,419	—	—	1,419
Production taxes	1,982	—	—	—	—	1,982

Total Cash Costs (Non-GAAP)	14,299	7,089	13,240	1,373	6,712	42,713
Add/Subtract:
Third-party smelting costs	—	(3,475)	(1,853)	(948)	(2,620)	(8,896)
By-product credit(2)	43,697	24,861	2,079	—	—	70,637
Other adjustment	1,803	—	—	—	—	1,803
Change in inventory	(12,489)	(1,105)	(518)	(39)	272	(13,879)
Depreciation, depletion and amortization	13,745	5,638	1,297	490	5,120	26,290

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$61,055	$33,008	$14,245	$876	$9,484	$118,668

(1)	The Company’s share of silver production at Endeavor and Broken Hill commenced in May 2005 and September 2005, respectively.

(2)	By-product credits are based upon production units and the period’s average metal price for purposes of reporting cash costs per ounce.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Sales of metal from continuing operations in the year ended December 31, 2008 decreased by $25.9 million, or 12.0%, from the year ended December 31, 2007 to $189.5 million. The decrease in sales of metal was primarily due to a decrease in the quantity of gold ounces sold during 2008, partially offset by increased metal prices realized in 2008 compared to 2007. In 2008, the Company sold 11.0 million ounces of silver and 49,130 ounces of gold, compared to sales of 11.5 million ounces of silver and 94,284 ounces of gold in 2007. In the year ended December 31, 2008, the Company realized average silver and gold prices of $14.31 per ounce and $915 per ounce, respectively, compared with realized average prices of $13.59 per ounce and $700 per ounce, respectively, in the prior year.

Included in revenues is by-product metal sales consisting of gold. In 2008, by-product revenues totaled $58.6 million compared to $64.4 million in 2007. The decrease in by-product revenues is due to a decrease in the quantity of gold sold in 2008 partially offset by an increase in the realized prices of gold. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2008, the Company produced a total of 12.0 million ounces of silver and 46,115 ounces of gold compared to 11.5 million ounces of silver and 92,014 ounces of gold in 2007. The increase in silver production in 2008, as compared to 2007, was primarily due to the commencement of production activities at the San Bartolomé mine, offset by lower silver production from the Rochester, Cerro Bayo and Broken Hill mines.

Costs and Expenses

Production costs applicable to sales from continuing operations for the year ended 2008 decreased by $7.7 million, or 6.6%, from the same period of 2007 to $109.3 million. The decrease in production costs applicable to sales for the year is primarily the result of $18.1 million lower production costs at the Rochester mine primarily due to the increase in estimated recoverable silver ounces contained in the heap inventory at the Rochester mine. Production costs also declined by $7.7 million primarily due to the temporary suspension of activities at Cerro Bayo due to uneconomical total production costs and a decision to conserve existing reserves and focus on exploration and development of new discoveries. These decreases were partially offset by a $17.7 million increase in operating costs due to commencement of operations at the San Bartolomé mine.

Depreciation and amortization increased in the year ended December 31, 2008 by $6.3 million, or 30.2%, over the prior year, primarily due to increased depreciation and depletion expense from the San Bartolomé mine which began operations at the end of June 2008.

Administrative and general expenses increased $2.0 million in 2008 compared to 2007 due primarily to increased costs associated with the Company’s audit and tax services and other corporate expenses.

Exploration expenses increased by $8.6 million or 71.9% in 2008 compared to 2007 as a result of increased exploration activities primarily due to the addition of the Palmarejo project.

A total of $17.0 of pre-development costs at the Palmarejo project were recorded as expenses during 2008. The Company completed its final feasibility study for the Palmarejo project on June 10, 2008 and commenced capitalizing its mine development expenses for the remainder of 2008. No pre-development expenses were recorded during the year ended 2007.

A total of $3.2 million of idle facility expenses were incurred at the Cerro Bayo Mine due to the temporary suspension of operating activities. No idle facility expenses were recorded during the year-ended 2007.

Litigation settlement expenses decreased by $0.5 million in 2008. During the first quarter of 2007, the Company accrued the remaining $0.5 million royalty to the U.S. Government called for under the May, 2001 settlement agreement relating to the Federal National Resource action commenced against the Company in March 1996. The final payment was made early in the second quarter of 2007. No litigation settlement expenses were recorded during 2008.

Other Income and Expenses

Interest and other income in the year ended December 31, 2008 decreased by $15.6 million, or 85.9% compared with the year ended December 31, 2007. The decrease was primarily due to lower levels of invested cash and short-term investments as a result of construction activities at the Palmarejo, San Bartolomé and Kensington projects and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments.

Unrealized gains (loss) on derivative instruments in the year ended December 31, 2008 increased by $1.8 million, compared with the year ended December 31, 2007. The increase was due to mark to market adjustments related to the Gold Lease Facility, conversion option and warrant of the Senior Secured Floating Convertible Notes. No unrealized gains (loss) on derivative instruments were recorded during 2007.

Interest expense, net of capitalized interest was $4.1 million in 2008 compared to $0.4 million in 2007. The increase in interest expense is related to the issuance of the Senior Secured Floating Rate Convertible Notes, 3 1/4% Convertible Senior Notes, Gold Lease Facility and other short term borrowing and capital lease obligations. Capitalized interest was $12.2 million in 2008 compared to $2.3 million in 2007.

Income Taxes

For the year ended December 31, 2008, the Company reported an income tax benefit of approximately $13.5 million compared to an income tax provision of $14.9 million in 2007. The following table summarizes the components of the Company’s income tax provision for the years ended 2008 and 2007.

	Year Ended
	December 31,
	2008	2007

Current:
United States — Alternative minimum tax	$(644)	$(381)
United States — Foreign withholding	(1,498)	(904)
Argentina	(2,047)	(6,590)
Australia	(5,084)	(4,898)
Canada	(34)	—
Mexico	(623)	—
Deferred:
Argentina	(1,410)	172
Australia	1,115	(664)
Bolivia	(2,480)	—
Chili	113	(1,662)
Mexico	(27,753)	—
United States	53,846	—

Income tax benefit (provision)	$13,501	$(14,927)

In 2008, the Company recognized a current provision in certain foreign jurisdictions. The Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. The Company recognized a $23.4 million net deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a $2.5 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia.

In 2007, due to higher metal prices, the Company recognized a current provision in the U.S. and all foreign operating jurisdictions. The Company accrued foreign withholding taxes of approximately $0.9 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. The Company recognized a $2.2 million deferred tax provision in foreign jurisdictions for the recognition of the benefit of tax loss carryforwards in Chile net of the recognition of deferred taxes on taxable temporary differences in Argentina and Australia. During 2007, the Company recorded $1.1 million in income tax provisions resulting from its assessment of prior period tax contingencies across its various tax jurisdictions in accordance with FIN 48.

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

Administrative and general expenses increased $4.5 million in 2007 compared to 2006 due primarily to compensation costs associated with the Company’s annual incentive plan, business development activities related to the Bolnisi and Palmarejo acquisition and increases in other corporate expenses.

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

In 2007, due to higher metal prices, the Company recognized a current provision in the U.S. and all foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.9 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. Finally, the Company recognized a $2.2 million deferred tax provision in foreign jurisdictions for the recognition of the benefit of tax loss carryforwards in Chile net of the recognition of deferred taxes on taxable temporary differences in Argentina and Australia. During 2007, the Company recorded $1.1 million in income tax provision resulting from its assessment of prior period tax contingencies across its various tax jurisdictions in connection with the adoption of FIN 48 effective January 1, 2007.

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

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

The Company’s working capital at December 31, 2008 decreased by $160.9 million to a deficit of approximately $8.5 million compared to positive working capital of approximately $152.4 million at December 31, 2007. Approximately $340.0 million of this decrease in working capital was attributed to capital spending related to the Palmarejo, San Bartolomé and Kensington projects, approximately $36.8 million relates to the December 31, 2008 fair value of the warrant and conversion option associated with the floating rate securities. This was partially offset by the proceeds received from the issuance of notes and an increase in net proceeds from the sale of investments. The ratio of current assets to current liabilities was 0.95 to 1 at December 31, 2008 compared to 2.4 to 1 at December 31, 2007.

Net cash used in operating activities in 2008 was $7.4 million compared with net cash provided by operating activities of $40.1 million in 2007 and $91.2 million in 2006. Cash provided by operating activities consist of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash collected from customers	$203,219	$220,055	$212,102
Cash paid to suppliers, employees, etc.	(214,433)	(195,377)	(139,417)
Interest received	4,592	15,589	17,674
Interest paid for operations	(745)	(210)	(921)
Discontinued operations	—	—	1,792

Net cash provided by operating activities	$(7,367)	$40,057	$91,230

A total of $326.2 million was used in investing activities in 2008 compared to $211.5 million used in 2007. The increase of $114.8 million used in investing activities is primarily due to an increase in capital expenditures related to the construction activities at the Palmarejo, San Bartolomé and Kensington projects partially offset by net proceeds from sales of short-term investments.

The Company’s financing activities provided $255.7 million of cash during 2008 compared to net cash used in financing activities of $0.6 million in 2007. The increase is due to cash proceeds from the issuance on March 18, 2008 of the Company’s 3 1/4% Convertible Senior Notes due 2028 in the aggregate amount of $230 million, the issuance on October 20, 2008 of the Senior Secured Floating Rate Convertible Notes in the aggregate amount of $50 million and the cash proceeds on December 18, 2008 of $20 million related to the Gold Lease Facility. This was partially offset by the repayment of a credit facility, long-term debt and capital lease obligation of approximately $32.3 million. Cash and cash equivalents decreased by $77.9 million in 2008 compared to a decrease of $172.0 million in 2007.

Liquidity

As of December 31, 2008, the Company’s cash equivalents and short term investments totaled $28.6 million. Since year-end, the Company has received approximately $95.4 million of cash proceeds consisting of $20.4 million from the exercise of a warrant relating to the Senior Secured Floating Rate Convertible Notes it issued in October of 2008 and a gold royalty stream transaction with Franco-Nevada Corporation under which Franco-Nevada purchased 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. See Note U — Subsequent Events — in the Notes to the Consolidated Financial Statements in this Form 10-K. As of January 31, 2009, the Company estimates its cash balance was approximately $100 million.

The Company believes this liquidity, combined with cash flow from existing operations during the year, will be adequate to meet its operating obligations during the next twelve months. The Company plans to invest approximately $136 million in capital activities in 2009 to complete construction of Palmarejo and for sustaining capital investments at its existing operations. This estimate of capital expenditures excludes projected 2009 capital expenditures at the Kensington property, for which the Company will update capital cost and timetable estimates once it receives a decision from the U.S. Supreme Court. See “Item 3. Legal Proceedings” on page 44.

The Company may elect to defer some capital investment activities or to secure additional capital to ensure it maintains sufficient liquidity. In addition, if the Company decides to pursue the acquisition of additional mineral interests, new capital projects, or acquisitions of new properties, mines or companies, additional financing activities may be necessary. There can be no assurances that such financing will be available when or if needed upon acceptable terms, or at all, when or if needed.

Acquisitions of Bolnisi and Palmarejo

On December 21, 2007, the Company completed its acquisition of all of the shares of Bolnisi Gold NL and Palmarejo Gold and Silver Corporation in exchange for a total of approximately 272 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and the assumption of liabilities of $0.7 billion. Coeur issued 0.682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 2.715 shares of Coeur common stock and C$0.004 in cash (or approximately US $0.1 million in the aggregate) for each Palmarejo common share.

Capitalized Expenditures

During 2008, the Company expended $0.6 million at the Rochester mine, $8.2 million at the Cerro Bayo mine, $4.5 million at the Martha mine, $26.5 million at the Endeavor mine, $0.5 million for corporate and other activities, $108.7 million for the development of the San Bartolomé project, $40.9 million for construction and development activities at the Kensington project and $190.3 million at the Palmarejo project. During 2009, the Company plans to expend approximately $0.7 million for investment activities at the Rochester mine, $0.1 million at Cerro Bayo, $1.6 million at Martha, $6.8 million at San Bartolomé property, $119.1 million at the Palmarejo development property and $0.5 million for corporate and other activities. The Company will update its capital expenditures at the Kensington development property once a decision is received from the U.S. Supreme Court. See “Item 3. Legal Proceedings” on p. 44.

Gold Lease Facility

On December 18, 2008, the Company entered into a $20 million Gold Lease Facility with Mitsubishi International Corporation (“MIC”). Under the Gold Lease Facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. The Company has committed to this number of ounces of gold to MIC over the next twelve months at scheduled delivery dates. The Company is required to pledge certain collateral including standby letter of credits of $5.5 million and $7.5 million of metal inventory at our refiners. The Company accounts for the Gold Lease Facility as a derivative instrument and is recorded in accrued liabilities and other. As of December 31, 2008, based on the current futures metals prices for each of the delivery dates, using a 15% discount rate, the fair value of the Gold Lease Facility was $18.8 million. The Company recorded an unrealized gain of $1.2 million in 2008, which is reflected in earnings as unrealized gains (losses) in derivatives and other.

Debt and Capital Resources

Senior Secured Floating Rate Convertible Notes

On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an addition $25 million aggregate principal amount of notes. The notes are convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The conversion price is $1.15 per share. The net proceeds to the Company were $40.7 million.

The notes bear interest at LIBOR plus 7.50% per year, provided that in no event will the annual rate be less than 9.00% or more than 12.00%. As of December 31, 2008 the interest rate was 12%. Interest is payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes are the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and are secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. See Note O — Derivative Financial Instruments and Fair Value of Financial Instruments — in the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of the derivative features of the Senior Secured Floating Rate Convertible Notes.

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

The fair value of the 3 1/4% Convertible Senior Notes as determined by market transactions on December 31, 2008 was $74.5 million.

1 1/4% Convertible Senior Notes

The $180.0 million principal amount of 1 1/4% Convertible Senior Notes due January 2024 outstanding at December 31, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.

The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.

Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on January 15, 2011, January 15, 2014 and January 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.

The fair value of the notes as determined by market transactions on December 31, 2008 and 2007 was $54.0 million and $156.6 million, respectively.

Bank Loans

During 2008, the Company received short-term borrowings from Banco Bisa and Banco de Credito de Bolivia for an amount of $3.0 million to fund working capital requirements. The short-term borrowings bear interest rates between 8.5% and 10.1% and expire between April and June 2009.

During the fourth quarter of 2008, the Company entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a stand by letter of credit to fund working capital requirements. The credit lines bear interest rates of 7.25% to 9.85% and expire at various dates in 2009 on or before June 30, 2009.

Palmarejo had an amended temporary credit facility of $2.0 million secured by the Company’s investments in asset backed commercial paper, to fund working capital requirements. On June 3, 2008, the Company paid off the outstanding balance on the credit facility.

Cost Reduction Plan

In October 2008, Coeur implemented a cost reduction plan designed to reduce non-operating costs by $10 million, or approximately 40%, annually. The results of these efforts were reflected in the fourth quarter of 2008 with general and administrative expenses declining 22.0%, or $1.6 million compared to the fourth quarter of 2007. In addition, operating activities at the Cerro Bayo mine were temporarily suspended and construction activities were curtailed at Kensington until a decision is made by the U.S. Supreme Court.

Issuances of Common Stock

During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount and other offering costs. Offering costs incurred were $8.3 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years

Long-term debt obligation:
Convertible debt(1)	$447,641	$—	$—	$37,641	$410,000
Interest on convertible debt	193,843	14,242	28,484	23,967	127,150

	641,484	14,242	28,484	61,608	537,150
Capital lease obligations(2)	27,654	8,591	13,754	5,309	—
Operating lease obligations:
Hyak Mining Lease	9,237	3,231	462	462	5,082
Plahipo Lease	10,397	9,282	1,115	—	—
Operating leases	1,348	1,348	—	—	—

	20,982	13,861	1,577	462	5,082
Other long-term obligations:
Reclamation and mine closure(3)	102,203	2,010	4,006	8,965	87,222
Lines of credit	6,464	6,464	—	—	—
Severance payments(4)	2,849	445	53	—	2,351
Kensington Trust(5)	74	74	—	—	—

	111,590	8,993	4,059	8,965	89,573

Total	$801,710	$45,687	$47,874	$76,344	$631,805

(1)	On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an addition $25 million aggregate principal amount of notes. The notes are convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price is $1.15 per share. The net proceeds to the Company were $40.7 million. The notes bear interest at LIBOR plus 7.50% per year, provided that in no event will the annual rate be less than 9.00% or more than 12.00%. Interest is payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes are the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and are secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. See Note O — Derivative Financial Instruments and Fair Value of Financial Instruments — in the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of the derivative features of the Senior Secured Floating Rate Convertible Notes.

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

The $180.0 million principal amount of 1 1/4% Convertible Senior Notes due 2024 outstanding at December 31, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

(2)	The Company has entered into various capital lease agreements for commitments principally over the next year.

(3)	Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(4)	Severance amounts represent a termination benefit program at the Rochester mine as the mine approaches the end of mine life and accrued benefits for government mandated severance at the Cerro Bayo mine and San Bartolomé project.

(5)	Purchased obligation for the Kensington property in Alaska.

Risk Factors; Forward-Looking Statements

For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under “Item 1A. Risk Factors” above. In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business — Important Factors Relating to Forward-Looking Statements.”

Environmental Compliance Expenditures

For the years ended December 31, 2008, 2007, and 2006, the Company expended $8.6 million, $5.2 million and $5.6 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities.

The Company estimates that environmental compliance expenditures during 2009 will be approximately $5.5 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The FSP requires that the liability and equity components of convertible debt instruments within the scope of the FSP be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact of adopting this statement.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

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

At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.

The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company enters into, from time to time, foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. During 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso and Argentine peso operating costs at its Palmarejo project and Martha mine, respectively. During 2007 and 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with the forecasted Chilean peso operating costs for 2008 and 2007 at its Cerro Bayo mine.

The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.57 pesos to each U.S. dollar. At December 31, 2008, the Company had Mexican peso foreign exchange contracts of $22.4 million in U.S. dollars. These contracts had a fair value of $2.0 million at December 31, 2008.

The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. At December 31, 2008, the Company had Argentine peso foreign exchange contracts of $12.9 million in U.S. dollars. These contracts had a fair value of $1.5 million at December 31, 2008.

The Chilean peso contracts entered into in 2007 require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. There were no outstanding contracts at December 31, 2008.

On December 18, 2008, the Company entered into a $20 million Gold Lease Facility with Mitsubishi International Corporation (“MIC”). Under the Gold Lease Facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. The Company has committed to this number of ounces of gold to MIC over the next twelve months at scheduled delivery dates. The Company is required to pledge certain collateral including standby letter of credits of $5.5 million and $7.5 million of metal inventory at our refiners. The Company accounts for the Gold Lease Facility as a derivative instrument and is recorded in accrued liabilities and other. As of December 31, 2008, based on the current futures metals prices for each of the delivery dates, using a 15% discount rate, the fair value of the Gold Lease Facility was $18.8 million. The Company recorded an unrealized gain of $1.2 million in 2008, which is reflected in earnings as unrealized gains (losses) in derivatives and other.

The fair value of the Company’s 3 1/4% Convertible Senior Notes and 1 1/4% Convertible Senior Notes at December 31, 2008 was $74.5 million and $54.0 million respectively. The fair value was estimated based upon bond market closing prices near the balance sheet date.

On October 20, 2008, the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes, realizing net proceeds of $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20 million. Upon exercising the conversion option, the holder receives common stock of the Company at an initial conversion rate of 869.5652, plus an additional payment in common stock or cash, at the election of the Company, representing the value of the interest that would be earned on the notes through the earlier of the fourth anniversary of the conversion date or October 15, 2013, at the interest rate applicable on the conversion date. The conversion option is considered an embedded derivative that is required to be separated from the host debt contract for accounting purposes. The warrants are also considered derivative instruments. These derivatives are recorded in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings. At the issuance date, because the combined fair value of the conversion option and the warrants exceeded the net proceeds, the notes were recorded with a full original issue discount. The amount by which the fair value of the conversion option and warrants exceeded the proceeds received, or $10.0 million, was recorded as a loss upon issuance and is included in unrealized gains (loss) on derivatives and other in the consolidated statements of operations. The fair values of the conversion option and warrants were $32.2 million and $18.5 million, respectively, at the issuance date and $21.6 million and $15.3 million, respectively, at December 31, 2008.

As of December 31, 2008, $12.4 million of the Senior Secured Floating Rate Convertible Notes had been converted into 15.9 million shares of the Company’s common stock.

Item 8.	Financial Statements and Supplementary Data

The financial statements required hereunder and contained herein are listed under “Item 15. Exhibits, Financial Statement Schedules” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO, and its report dated March 2, 2009, which is included in this Form 10-K immediately preceding the Company’s audited financial statements, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

Pursuant to General Instruction G (3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding our executive officers is set forth under “Item 4A. Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding the Company’s equity compensation plans.

Number of shares remaining
	Number of shares to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,433,182	3.38	4,321,305
Equity compensation plans not approved by security holders	—	—	—

Total	2,433,182	3.38	4,321,305

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in “Item 8. Financial Statements and Supplementary Data:”

Consolidated Balance Sheets — December 31, 2008 and 2007.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(b)	Exhibits: The following listed documents are filed as Exhibits to this report:

2(a)	—	Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2007).

2(b)	—	Amending Agreement dated June 8, 2007 Relating to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2007).
2(c)	—	Second Amending Agreement dated June 22, 2007 Relating to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL, as amended on June 8, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2007).
2(d)	—	Deed Poll made by the Registrant in favor of Bolnisi shareholders dated May 3, 2007 (Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed May 4, 2007).
2(e)	—	Conditional extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 25, 2007).
2(f)	—	Third Amending Agreement dated October 23, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 29, 2007).
2(g)	—	Fourth Amending Agreement dated December 5, 2007 to Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation, Coeur d’Alene Mines Australia Pty Ltd, Coeur Sub Two, Inc. and Bolnisi Gold NL (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2007).
2(h)	—	Merger Implementation Agreement dated May 3, 2007 by and among Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2007).
2(i)	—	Extension dated September 24, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed September 25, 2007).
2(j)	—	Amendment dated October 23, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 29, 2007).
2(k)	—	Second Amendment dated December 4, 2007 to Merger Implementation Agreement dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and Palmarejo Silver and Gold Corporation (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed December 10, 2007).
3(a)	—	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3.C of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
3(b)	—	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(G) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
3(c)	—	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(H) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
3(d)	—	Restated and Amended Articles of Incorporation of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(J) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

3(e)	—	Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
4(a)	—	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-2 (File No. 2-84174)).
4(b)	—	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1 1/4% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 15, 2004).
4(c)	—	Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3 1/4% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated March 20, 2008).
4(d)	—	First Supplemental Indenture dated as of March 18, 2008 to Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3 1/4% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated March 20, 2008).
4(e)	—	Indenture dated as of October 20, 2008, by and between the Registrant and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(f)	—	First Supplemental Indenture and Security Agreement dated as of October 20, 2008, among the Registrant, Coeur Rochester, Inc. and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(g)	—	Senior Secured Floating Rate Convertible Note due 2012, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(h)	—	Warrant to Purchase Senior Secured Floating Rate Convertible Notes due 2012 of Coeur d’Alene Mines Corporation, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(i)	—	Agreement and Consent, dated as of January 12, 2009, by and among the Registrant, JMB Capital Partners Master Fund, L.P. and Lonestar Partners LP (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 12, 2009).
4(j)	—	Amendment No. 2, dated as of January 12, 2009, between the Registrant and The Bank of New York Mellon to the First Supplemental Indenture and Security Agreement, dated as of October 20, 2008, among the Registrant, Coeur Rochester, Inc., and The Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated January 12, 2009).
10(a)	—	Agreement, dated January 1, 1994, between Coeur-Rochester, Inc. and Johnson Matthey Inc. (Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10(b)	—	Master Equipment Lease No. 099-03566-01, dated as of December 28, 1988, between Idaho First National Bank and the Registrant. (Incorporated herein by reference to Exhibit 10(w) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).
10(c)	—	Master Equipment Lease No. 01893, dated as of December 28, 1988, between Cargill Leasing Corporation and the Registrant. (Incorporated herein by reference to Exhibit 10(x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).
10(d)	—	Rights Agreement, dated as of May 11, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A filed May 24, 1999 relating to the registration of the Rights on the New York and Pacific Stock Exchanges).
10(e)	—	Amended and Restated Profit Sharing Retirement Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(ff) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).*

10(f)	—	1993 Annual Incentive Plan and Long-Term Performance Share Plan of the Registrant. (Incorporated herein by reference to Exhibit 10(jj) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).*
10(g)	—	Lease Agreement, dated January 12, 1994, between First Security Bank of Idaho and Coeur Rochester, Inc. (Incorporated herein by reference to Exhibit 10(mm) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10(h)	—	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994).*
10(i)	—	Form of Executive Severance Agreement entered into by the Registrant with each of its executive officers. (Incorporated by reference to Exhibit 10(hh) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10(j)	—	Employment Agreement, dated as of January 13, 2003, between the Registrant and James A. Sabala. (Incorporated by reference to Exhibit 10(jj) to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002).*
10(k)	—	2003 Long-Term Incentive Plan of the Registrant. (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed April 21, 2003).*
10(l)	—	Silver Sale and Purchase Agreement, dated April 7, 2005, between CDE Australia Pty. Limited and Cobar Operations Pty. Limited. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10(m)	—	2005 Non-Employee Directors’ Equity Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed April 6, 2005).
10(n)	—	Employment Agreement and Change in Control Agreement, effective July 1, 2005, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10(o)	—	Employment Agreement, dated as of September 17, 2002, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10(p)	—	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10(q)	—	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10(r)	—	Employment Agreement and Change in Control Agreement, effective October 15, 2005, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10(s)	—	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*
10(t)	—	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*
10(u)	—	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*
10(v)	—	First Amendment to Employment to Agreement, effective March 30, 2006, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
10(w)	—	Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10(x)	—	Employment Agreement and Change in Control Agreement, dated July 31, 2006, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10(y)	—	First Amendment to Employment Agreement, dated July 31, 2006, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10(z)	—	First Amendment to Employment Agreement, dated July 31, 2006, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10(aa)	—	Second Amendment to Employment Agreement, dated July 31, 2007, to Employment Agreement dated July 1, 2005, as amended on July 31, 2006, between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10(bb)	—	Second Amendment to Employment Agreement, dated May 2, 2007, between the Registrant and Dennis E. Wheeler (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2007).*
10(cc)	—	Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited. (Incorporated herein by reference to Exhibit 10(cc) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10(dd)	—	Employment Agreement and Change in Control agreement, effective July 1, 2005, between the Registrant and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10(ee)	—	First Amendment to Employment Agreement, effective July 31, 2006, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10(ee) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(ff)	—	Second Amendment to Employment Agreement, effective July 31, 2007, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10(ff) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(gg)	—	Employment Agreement and Change in Control agreement, effective July 1, 2005, between the Registrant and Harry F. Cougher (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10(hh)	—	First Amendment to Employment Agreement, effective July 31, 2006, between the Registrant and Harry F. Cougher. (Incorporated herein by reference to Exhibit 10(hh) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(ii)	—	Employment Agreement, dated as of February 13, 2006, between CDE Australia Pty Ltd and Richard M. Weston. (Incorporated herein by reference to Exhibit 10(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(jj)	—	First Amendment to Employment Agreement, effective as of July 31, 2006, between the Registrant and Richard M. Weston. (Incorporated herein by reference to Exhibit 10(jj) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(kk)	—	Second Amendment to Employment Agreement, effective as of July 31, 2007, between the Registrant and Richard M. Weston. (Incorporated herein by reference to Exhibit 10(kk) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(ll)	—	First Amendment to Employment Agreement, dated February 6, 2008, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10(ll) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10(mm)	—	Third Amendment to Employment Agreement, effective March 7, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed March 10, 2008).*
10(nn)	—	Employment Agreement as amended and restated, effective May 7, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed May 19, 2008).*

10(oo)	—	Second Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(pp)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(qq)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(rr)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(ss)	—	Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed January 22, 2009).*
10(tt)(i-vi)	—	Option Deeds dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and each of Kenneth M. Phillips, Altinova Nominees Pty Ltd, Dragonlyn Pty Ltd, Rosignol Consultants Pty Ltd, Promin Mining Services Pty Limited and Rosignol Pty Limited (Incorporated herein by reference to Exhibits 99.1(a-f) to the Registrant’s Current Report on Form 8-K filed May 4, 2007).
10(uu)(i-vi)	—	Amendments dated September 24, 2007 to Option Deeds dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and each of Kenneth M. Phillips, Altinova Nominees Pty Ltd, Dragonlyn Pty Ltd, Rosignol Consultants Pty Ltd, Promin Mining Services Pty Limited and Rosignol Pty Limited (Incorporated herein by reference to Exhibits 99.1(a-f) to the Registrant’s Current Report on Form 8-K filed September 25, 2007).
10(vv)(i-vi)	—	Amending Agreements dated October 23, 2007 to Option Deeds dated May 3, 2007 by and between Coeur d’Alene Mines Corporation and each of Kenneth M. Phillips, Altinova Nominees Pty Ltd, Dragonlyn Pty Ltd, Rosignol Consultants Pty Ltd, Promin Mining Services Pty Limited and Rosignol Pty Limited, as amended to date (Incorporated herein by reference to Exhibits 99.1(a-f) to the Registrant’s Current Report on Form 8-K filed October 29, 2007).
12	—	Computation of Ratio of Earnings to Fixed Charges
21	—	List of subsidiaries of the Registrant. (Filed herewith).
23	—	Consent of KPMG LLP (Filed herewith).
31.1	—	Certification of the CEO (Filed herewith).
31.2	—	Certification of the CFO (Filed herewith).
32.1	—	CEO Section 1350 Certification (Filed herewith).
32.2	—	CFO Section 1350 Certification (Filed herewith).

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
(Registrant)

Date: March 2, 2009	By:	/s/ Dennis E. Wheeler Dennis E. Wheeler (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler Dennis E. Wheeler	Chairman, President, Chief Executive Officer and Director	March 2, 2009

/s/ Mitchell J. Krebs Mitchell J. Krebs	Senior Vice President and Chief Financial Officer	March 2, 2009

/s/ Tom T. Angelos Tom T. Angelos	Senior Vice President and Chief Accounting Officer	March 2, 2009

/s/ James J. Curran James J. Curran	Director	March 2, 2009

/s/ Sebastian Edwards Sebastian Edwards	Director	March 2, 2009

/s/ Andrew D. Lundquist Andrew D. Lundquist	Director	March 2, 2009

/s/ Robert E. Mellor Robert E. Mellor	Director	March 2, 2009

/s/ John H. Robinson John H. Robinson	Director	March 2, 2009

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director	March 2, 2009

/s/ Alex Vitale Alex Vitale	Director	March 2, 2009

/s/ Timothy R. Winterer Timothy R. Winterer	Director	March 2, 2009

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2008
COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Boise, Idaho
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boise, Idaho
March 2, 2009

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,760	$98,671
Short-term investments	7,881	53,039
Receivables	60,183	56,121
Ore on leach pad	9,193	25,924
Metal and other inventory	34,846	18,918
Deferred tax assets	240	3,573
Prepaid expenses and other	19,348	7,821

	152,451	264,067
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	500,025	322,733
Less accumulated depreciation	(88,717)	(69,937)

	411,308	252,796
MINING PROPERTIES
Operational mining properties	292,013	198,208
Less accumulated depletion	(131,698)	(124,401)

	160,315	73,807
Mineral interests	1,764,794	1,731,715
Less accumulated depletion	(16,796)	(11,639)

	1,747,998	1,720,076
Non-producing and development properties	351,985	256,585

	2,260,298	2,050,468
OTHER ASSETS
Ore on leach pad, non-current portion	20,998	24,995
Restricted assets	23,110	25,760
Receivables, non current	34,139	18,708
Debt issuance costs, net	12,476	4,848
Deferred tax assets	4,666	1,109
Other	4,452	8,943

	99,841	84,363

TOTAL ASSETS	$2,923,898	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Credit facility, current portion of capital lease obligations	$14,608	$30,831
Accounts payable	66,300	49,642
Accrued liabilities and other	64,673	9,072
Accrued income taxes	927	7,547
Accrued payroll and related benefits	8,106	9,342
Accrued interest payable	4,446	1,060
Current portion of reclamation and mine closure	1,924	4,183

	160,984	111,677
LONG-TERM LIABILITIES
Senior Secured Floating Rate Convertible Notes due 2012	1,830	—
3 1/4% Convertible Senior Notes due March 2028	230,000	—
1 1/4% Convertible Senior Notes due January 2024	180,000	180,000
Non-current portion of capital lease obligations	16,837	23,661
Reclamation and mine closure	34,093	30,629
Deferred income taxes	557,449	573,681
Other long-term liabilities	6,015	4,679

	1,026,224	812,650
COMMITMENTS AND CONTINGENCIES
(See Notes I, J, M, O, P, Q and S)
SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000 shares in 2008 and 2007, issued 567,799,088 shares in 2008 and 551,512,230 in 2007	567,799	551,512
Additional paid-in capital	1,601,415	1,607,737
Accumulated deficit	(419,339)	(419,331)
Shares held in treasury	(13,190)	(13,190)
Accumulated other comprehensive income (loss)	5	639

	1,736,690	1,727,367

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,923,898	$2,651,694

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

REVENUES
Sales of metal	$189,465	$215,319	$216,573
COSTS AND EXPENSES
Production costs applicable to sales	109,336	117,025	92,378
Depreciation and depletion	27,330	20,984	26,772
Administrative and general	25,846	23,875	19,369
Exploration	20,531	11,941	9,474
Pre-development expenses	16,950	—	—
Care and maintenance and other	3,155	—	—
Litigation settlements	—	507	2,365

Total cost and expenses	203,148	174,332	150,358

OPERATING INCOME (LOSS)	(13,683)	40,987	66,215

OTHER INCOME AND EXPENSE
Interest and other income	2,557	18,195	18,654
Unrealized gains (losses) on derivatives and other	1,756	—	—
Interest expense, net of capitalized interest	(4,139)	(365)	(1,224)

Total other income and expense	174	17,830	17,430

Income (loss) from continuing operations before income taxes	(13,509)	58,817	83,645
Income tax benefit (provision)	13,501	(14,927)	(8,226)

Income (loss) from continuing operations	(8)	43,890	75,419
Income from discontinued operations, net of income taxes	—	—	1,935
Gain on sale of net assets of discontinued operations, net of income taxes	—	—	11,132

NET INCOME (LOSS)	(8)	43,890	88,486
Other comprehensive income (loss)	(634)	86	2,391

COMPREHENSIVE INCOME (LOSS)	$(642)	$43,976	$90,877

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income per share:
Income (loss) from continuing operations	$0.00 *	$0.15	$0.28
Income from discontinued operations	—	—	0.05

Net income (loss)	$0.00 *	$0.15	$0.33

Diluted income per share:
Income (loss) from continuing operations	$0.00 *	$0.14	$0.26
Income from discontinued operations	—	—	0.04

Net income (loss)	$0.00 *	$0.14	$0.30

Weighted average number of shares of common stock
Basic	550,733	285,972	271,357
Diluted	550,733	310,524	296,082

*	Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

						Accumulated
	Common				Shares	Other
	Stock	Common	Additional		Held in	Comprehensive
	Shares	Stock	Paid-In Capital	Accumulated Deficit	Treasury	Income (Loss)	Total

Balances at January 1, 2006	250,961	$250,961	$656,977	$(551,357)	$(13,190)	$(1,838)	$341,553
Net income	—	—	—	88,486	—	—	88,486
Cumulative effect of accounting change	—	—	—	(350)	—	—	(350)
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	63	63
Elimination of excess additional pension liability over unrecognized prior service cost attributable to discontinued operations	—	—	—	—	—	2,219	2,219
Issuance of common stock	27,600	27,600	118,631	—	—	—	146,231
Common stock issued under long-term incentive plans, net	493	493	2,190	—	—	—	2,683
Other	—	—	—			109	109

Balances at December 31, 2006	279,054	$279,054	$777,798	$(463,221)	$(13,190)	$553	$580,994
Net income				43,890			43,890
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	103	103
Issuance of common stock in Bolnisi/Palmarejo merger	271,969	271,969	826,061	—	—	—	1,098,030
Common stock issued under long-term incentive plans, net	489	489	3,878	—	—	—	4,367
Other	—	—	—	—	—	(17)	(17)

Balances at December 31, 2007	551,512	$551,512	$1,607,737	$(419,331)	$(13,190)	$639	$1,727,367
Net income				(8)			(8)
Unrealized loss on short-term investments and marketable securities, net	—	—	—	—	—	(716)	(716)
Conversions of Senior Secured Floating Rate Convertible Notes to common stock	15,905	15,905	(8,774)	—	—	—	7,131
Common stock issued under long-term incentive plans, net	382	382	2,452	—	—	—	2,834
Other	—	—	—	—	—	82	82

Balances at December 31, 2008	567,799	$567,799	$1,601,415	$(419,339)	$(13,190)	$5	$1,736,690

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8)	$43,890	$88,486
Add (deduct) non-cash items:
Depreciation and depletion	27,330	20,984	26,772
Deferred taxes	(23,165)	2,154	(2,902)
Unrealized loss (gain) on derivatives and other	1,888	(1,462)	1,166
Share-based compensation	2,692	3,448	2,218
Amortization of debt issuance costs	1,477	303	303
Loss on asset backed securities	2,600	—	—
Gain on asset retirement obligation	(3,169)	(871)	(41)
Loss (gain) on foreign currency transactions	2,216	(433)	(147)
Gain on sales of assets	(632)	(1,947)	(237)
Other non-cash charges	413	610	136
Changes in operating assets and liabilities:
Receivables	(19,414)	(24,021)	(14,781)
Prepaid expenses and other	476	(4,065)	(599)
Inventories	4,799	13,172	(15,555)
Accounts payable and accrued liabilities	(4,870)	(11,705)	17,686
Discontinued operations	—	—	(11,275)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(7,367)	40,057	91,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(336,350)	(167,346)	(317,743)
Proceeds from sales of investments	375,047	183,121	430,292
Capital expenditures	(365,019)	(216,978)	(147,998)
Merger related costs	—	(13,727)	—
Proceeds from sales of assets	133	3,270	314
Other	(47)	187	(642)
Discontinued operations	—	—	15,446

CASH USED IN INVESTING ACTIVITIES	(326,236)	(211,473)	(20,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	270,737	—	—
Proceeds from short-term borrowings	26,658	1,698	—
Repayment of credit facility, long-term debt and capital leases	(32,262)	(1,360)	(1,448)
Proceeds from issuance of common stock	—	—	154,560
Payments of common stock and debt issuance costs	(9,105)	(726)	(8,329)
Other	(336)	(197)	94

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	255,692	(585)	144,877

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,911)	(172,001)	215,776
Cash and cash equivalents at beginning of year	98,671	270,672	54,896

Cash and cash equivalents at end of year	$20,760	$98,671	$270,672

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise specified)

NOTE A —	BUSINESS OF COEUR D’ALENE MINES CORPORATION

Coeur d’Alene Mines Corporation and its subsidiaries (collectively, “Coeur” or the “Company”) is principally engaged in silver and gold mining and related activities including exploration, development, and mining at its properties located in South America (Chile, Argentina and Bolivia), the United States (Nevada and Alaska), Australia (New South Wales) and Mexico (Chihuahua).

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empressa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V. (formerly Planet Gold S.A. de C.V.), Coeur Rochester, Inc., Coeur Argentina, CDE Australia Pty Ltd., Coeur Alaska, Inc., and CDE Cerro Bayo Ltd. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

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

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period, and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset, in prepaid expenses and other assets, or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The forms of the Company’s products are as metal in flotation concentrate and doré bullion, which is the final process for which the Company is responsible.

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third-party smelting and refining costs of $9.5 million, $8.4 million and $9.1 million in 2008, 2007 and 2006, respectively, are recorded as a reduction of revenue.

At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

(plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000. At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $33,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $21,000.

Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities; all are classified as available-for-sale and are reported at fair value with maturities that range from three months to forty years. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income (loss). Realized gains and losses from the sale of these investments are included in determining net income (loss).

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

The Company used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples were taken of the drill residue which is assayed to determine estimated quantities of contained metal. The Company estimated the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to dorè, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The Company reported ore on the leach pads of $30.2 million as of December 31, 2008. Of this amount, $9.2 million is reported as a current asset and $21.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

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

Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To extent there is work in process inventories at the Endeavor and Broken Hill mines, such amounts are carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at the lower of cost or market value. Concentrate inventories associated with the Endeavor and Broken Hill mines are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Drilling and related costs of approximately $3.1 million and $3.0 million, respectively, at December 31, 2008 and December 31, 2007, met the criteria for capitalization listed above at our properties that are in the development and production stages.

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

Asset Impairment: The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between significant assumptions and market conditions and/or the Company’s operating performance could have a material effect on the Company’s determination of ore reserves, or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

 Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At December 31, 2008 and December 31, 2007, the Company held certificates of deposit and cash under these agreements of $23.1 million and $25.8 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is primarily dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, as of December 31, 2008, the Company held certificates of deposit totaling $8.5 million that were pledged to support letters of credit to Mitsubishi International of $5.5 million and to Banco de Credito e Inversiones of $3.0 million. These amounts are included in prepaids and other.

Reclamation and Remediation Costs: The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

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

Stock-based Compensation Plans: Effective January 1, 2006, the Company began recording compensation expense associated with awards of equity instruments in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with awards of equity instruments recognized includes: 1) amortization related to the remaining unvested portion of all awards granted for the fiscal years 1995 to 2005, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation;” and 2) amortization related to all equity instrument awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Income Taxes: The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2008.

Comprehensive Income (loss): Comprehensive income (loss) includes net income (loss) as well as changes in shareholders’ equity that result from transactions and events other than those with shareholders. Items of comprehensive income (loss) include the following (in thousands):

	2008	2007	2006

Net (loss) income	$(8)	$43,890	$88,486
Unrealized (loss) gain on securities	(716)	103	63
Minimum pension liabilities	—	—	2,219
Other	82	(17)	109

	$(642)	$43,976	$90,877

Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the years ending December 31, 2008, 2007 and 2006 are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands except for EPS)

Basic EPS
Income (loss) from continuing operations	$(8)	550,733	$0.00	$43,890	285,972	$0.15	$75,419	271,357	$0.28
Income from discontinued operations	—	—	—	—	—	—	13,067	—	0.05

Net (loss) income	$(8)	550,733	$0.00	$43,890	285,972	$0.15	$88,486	271,357	$0.33
Effect of Dilutive Securities
Equity awards	—	—		—	868		—	1,041
Convertible notes	—	—		297	23,684		1,117	23,684

Diluted EPS
Income (loss) from continuing operations	$(8)	550,733	0.00	$44,187	310,524	0.14	$76,536	296,082	0.26
Income (loss) from discontinued operations	—	—	—	—		—	13,067	296,082	0.04

Net (loss) income	$(8)	550,733	$0.00	$44,187	310,524	$0.14	$89,603	296,082	$0.30

For the years ended 2008, 2007 and 2006, options to purchase 1,440,365, 531,112 and 322,653 shares of common stock at prices between $3.24 to $7.09, $4.81 to $8.94 and $6.66 to $15.19, respectively, were not included in the computation of diluted EPS because the exercise price of options was greater than the average market price of the common shares. The options, which expire between 2009 to 2018, are outstanding at December 31, 2008. Potentially dilutive shares totaling 23,684,211 attributed to the 1 1/4% Convertible Senior Notes and 8,096,593 attributed to the Senior Secured Floating Convertible Notes have been excluded from the earnings per share calculation for the year ended December 31, 2008 as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS because there is no excess value upon conversion over the principal amount of the Notes.

Supplemental Cash Flow Information:  The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended (in thousands):

Non-cash financing and investing activities:	2008	2007	2006

Capital expenditures(1)	$15,287	$9,216	$3,296
Capital lease obligations	(938)	1,477

Other cash flow information:

Interest paid	9,361	2,283	2,334
Capitalized interest	12,247	2,250
Income taxes paid	13,071	11,994	814

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.

Debt Issuance Costs:  Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.

Use of Estimates:  The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowances for deferred tax assets; and estimates of other employee benefit liabilities.

Reclassifications:  Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. During the year ended December 31, 2008 the Company reclassified approximately $142.8 million from non-producing and development properties to operational mining properties related to the commencement of operations at the San Bartolomé mine.

Recent Accounting Pronouncements:  In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The FSP requires that the liability and equity components of convertible debt instruments within the scope of the FSP be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company estimates that approximately $140.1 million of debt discount will be recorded and the effective interest rate on the Company’s 3 1/4% Convertible Senior Notes will increase by approximately 7.6 percentage points to 10.8%, including the amortization of the debt discount.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s derivative instrument disclosures.

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

Recently Adopted Accounting Standards:  On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and derivative instruments and hedging activities at fair value in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

(SFAS 133). The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. (in thousands):

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$8	$8	$—	$—
Marketable debt securities	7,882	—	7,882	—
Short-term certificates of deposit	8,525	—	8,525	—
Restricted investments	2,031	—	2,031	—
Asset-backed commercial paper	1,772	—		1,772
Other derivative instruments, net	2,359	—	2,359	—

	$22,577	$8	$20,797	$1,772

Liabilities:
1 1/4% Convertible senior notes	$54,000	$54,000	$—	$—
3 1/4% Convertible senior notes	74,463	74,463	—	—
Gold Lease Facility	18,806	—	18,806	—
Conversion option on floating rate convertible notes	21,566	—	—	21,566
Warrant on floating rate convertible notes	15,277	—	—	15,277

	$184,112	$128,463	$18,806	$36,843

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s marketable debt securities, and short-term certificates of deposit and restricted investments are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.

The Company’s outstanding debentures are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts and gold lease facility are valued using quoted market prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.

The conversion option, warrants and asset backed commercial paper (“ABCP”) fall within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as valuation models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlation of such inputs. The Company estimated fair value of the conversion option and warrant using a Monte Carlo simulation model including extended terms, LIBOR volatilities and correlation of such inputs.

The table below sets forth a summary in fair value of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2008 (in thousands):

	Conversion Option
	and Warrant	ABCP	Total

Balance at beginning of period	$—	$5,286	$5,286
Additions	50,761		50,761
Unrealized loss	(13,918)	(3,514)	(17,432)

Balance at end of period	$36,843	$1,772	$38,615

In February 2007, FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting value by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounts provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE C —	ACQUISITIONS OF BOLNISI AND PALMAREJO

On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Gold and Silver Corporation (“Palmarejo”) in exchange for a total of approximately 272 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and assumption of liabilities of $0.7 billion. Coeur issued 0.682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 2.715 shares of Coeur common stock and C$0.004 in cash (or approximately US$0.1 million in the aggregate) for each Palmarejo common share. The transaction was accounted for as a purchase of assets and not as a business combination since Bolnisi and Palmarejo were considered to be in the development stage.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The total consideration paid for the acquisition was as follows (in thousands):

Consideration:
Coeur stock issued (271,969,428 shares at $4.04)	$1,098,757
Cash payments	1,102
Transaction advisory fees and other costs	16,621

Total purchase price	1,116,480
Current liabilities	54,946
Other long-term liabilities	23,642
Deferred income taxes	572,711

Total liabilities assumed	651,299

$1,767,779

The following summarizes the estimated fair values of the assets acquired on December 21, 2007 (in thousands).

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table details selected financial information included in income from discontinued operations in the consolidated statements of operations for the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006

Sales of metal	$11,223
Production costs applicable to sales	(8,233)
Depreciation and depletion	(681)
Mining exploration	(279)
Other	(95)

Income from discontinued operations	1,935
Gain on sale of net assets of discontinued operations	11,132

Net income from discontinued operations	$13,067

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

	Available-For-Sale Securities
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

As of December 31, 2008
U.S. Corporate	$—	$—	$—	$—
U.S. Government	7,881	—	—	7,881

Total current available for sale securities	7,881	—	—	7,881
Asset-Backed Commercial Paper	1,772	—	—	1,772
Equity securities	9	(1)	—	8

Total available for sale securities	$9,662	$(1)	$—	$9,661

As of December 31, 2007
U.S. Corporate	$2,000	$—	$—	$2,000
U.S. Government	51,031	—	8	51,039

Total current available for sale securities	53,031	—	8	53,039
Asset-Backed Commercial Paper	5,286	—	—	5,286
Equity securities	99	—	702	801

	$58,416	$—	$710	$59,126

Gross realized gains and losses are based on a carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were $0.6 million of realized gains and $2.6 million of realized losses in 2008. There were no realized gains and/or losses in 2007 and 2006.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Asset-Backed Commercial Paper (“ABCP”)

The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo had investments in non-bank sponsored ABCP, of which $6.3 million was invested in Apsley Trust Class A and $0.5 million in Aurora Trust Class E.

Since a portion of the assets supporting the commercial paper was invested in U.S. sub-prime residual mortgage-backed securities, the Company determined the fair value of the investments based on the best available market data for such investments at the date of acquisition. The Company recorded these investments at the date of the Palmarejo acquisition, as a non-current asset, at their estimated fair value of $5.3 million ($5.3 million Canadian dollars).

On August 16, 2007, it was announced that a group representing banks, asset providers and major investors had agreed to stand-still with regard to all non bank sponsored ABCP (the “Montreal Proposal ABCP”). On December 24, 2008, a tentative deal was reached between investors and banks to restructure the majority of Montreal Proposal ABCP.

The Company has determined the fair value of its investments in ABCP using available information regarding the proposed restructuring, market conditions and other factors as of the measurement date of December 31, 2008. Under the restructuring plan, the ABCP investments will be converted to new notes with maturities matching underlying assets. The new notes will have interest rates commensurate with the nature of underlying assets.

Based on the Company’s assessment of the fair value of its investments in ABCP as of December 31, 2008, the Company recorded an additional adjustment of $2.6 million to reduce the carrying value of the investment during the year ended December 31, 2008. The total fair value of the ABCP investments is estimated to be $1.8 million at December 31, 2008. This estimate is subject to measurement uncertainty and is dependent on market conditions as of the measurement date.

NOTE F — METAL AND OTHER INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Concentrate and dorè inventory	$19,826	$11,221
Supplies	15,020	7,697

Metal and other inventory	$34,846	$18,918

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Land	$1,133	$1,133
Building improvements	309,668	130,795
Machinery and equipment	151,658	153,328
Capitalized leases for machinery and equipment	37,566	37,477

	500,025	322,733
Accumulated depreciation	(88,717)	(69,937)

	$411,308	$252,796

The Company’s capital expenditures, excluding the acquisitions of Bolnisi and Palmarejo, were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Rochester	$635	$1,647	$1,225
Cerro Bayo	8,233	11,330	7,555
Martha	4,503	16,444	2,481
San Bartolomé	108,723	100,169	16,805
Kensington	40,858	92,337	122,640
Palmarejo	190,344	—	—
Endeavor	26,513	2,112	—
Broken Hill	—	213	—
Other	497	1,942	588

Net asset additions	$380,306	$226,194	$151,294

Discontinued Operations — Coeur Silver Valley	$—	$—	$617

At December 31, 2008, 2007 and 2006, approximately $37.3 million, $22.1 million and $12.9 million, respectively, of invoices for capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.

In connection with the acquisition of Bolnisi and Palmarejo, the Company assumed certain liabilities related to capital leases. In December 2006, Bolnisi, through its Canadian subsidiary Palmarejo, entered into a 2-year lease agreement for a power station. Under the terms of the agreement, including an amendment in January 2007, the Company will pay a fixed monthly amount of $0.3 million, including interest calculated at the rate of LIBOR plus 2.5%, starting at the date that the construction of the equipment is completed. The Company has the option at the end of the agreement to purchase the equipment by paying a nominal amount. In June 2007, Palmarejo entered into a 5-year lease agreement for mining equipment to be delivered to Palmarejo as the equipment becomes available from the supplier. Mining equipment with a cost of $37.3 million was delivered as of December 31, 2008. The Company paid a monthly amount of approximately $1.0 million during the 2008 period, including interest calculated at the rate of LIBOR plus 3.65%. The Company has the option at the end of the agreement to purchase the equipment by paying a nominal amount.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Minimum future lease payments under capital leases at December 31, 2008 are as follows (in thousands):

Capital
Year Ending December 31,	Leases

2009	$8,592
2010	6,877
2011	6,877
2012	5,256
Thereafter	53

Total minimum payments due	27,655
Less: Amount representing interest	3,867

Present value of net minimum lease payments	23,788
Less: Current maturities	6,951

$16,837

The Company has entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income under these agreements was $2.5 million, $1.7 million and $2.6 million for 2008, 2007, 2006, respectively.

NOTE H — MINING PROPERTIES

	December 31,
	2008	2007

Capitalized costs for mining properties, net of accumulated depletion consist of the following (in thousands):
Operational mining properties:
San Bartolomé Mine	$140,355	$—
Cerro Bayo Mine	17,876	17,091
Martha Mine	2,084	1,832

Total operational mining properties	160,315	18,923

Mineral interests, net of accumulated depletion
Palmarejo(A)	1,629,049	1,657,189
San Bartolomé(B)	25,963	20,125
Endeavor Mine	40,405	15,865
Broken Hill Mine	24,391	26,897
Other	50	—

Total mineral interests	1,719,858	1,720,076

Non-producing and developmental properties:
Palmarejo	51,226	—
San Bartolomé(C)	—	54,884
Kensington(D)	300,617	256,443
Other	142	142

Total non-producing and developmental properties	351,985	311,469

Total mining properties	$2,232,158	$2,050,468

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

(A)	On December 21, 2007, the Company completed its acquisition of all of the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid was $1.1 billion and assumed liabilities were $0.7 billion.

(B)	Balance represents acquisition cost of mineral interest.

(C)	During the second quarter of 2008, the Company commenced commercial production activities at its San Bartolomé property. Consequently, capitalized development costs were re-classified to operational mining properties in 2008.

(D)	During the third quarter of 2005, the Company commenced construction activities at its Kensington property. The costs incurred subsequent to commencing construction have been capitalized as developmental properties.

Operational Mining Properties

San Bartolomé Mine:  The San Bartolomé Mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). The Company commenced commercial production in June 2008.

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

Martha Mine:  The Martha Mine is an underground silver mine located in Argentina, approximately 270 miles southeast of Coeur’s Cerro Bayo mine. Coeur acquired a 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore from the Martha Mine to the Cerro Bayo facility for processing. In December 2007, the Company completed a 240 tonne per day flotation mill, which produces a flotation concentrate.

Mineral Interests

Endeavor Mine:  On May 23, 2005, the CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”) acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interests acquired and is being amortized using the units of production method.

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision is deferred until such time as CDE Australia has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce thresholds and therefore, CDE Australia realized a reduction in revenues in the fourth quarter of 2008 of approximately $73,000 as a result of the silver price sharing provision. CDE Australia has received approximately 2.1 million payable ounces to-date and the current ore reserve contains approximately 13.5 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

Broken Hill Mine:  On September 8, 2005, CDE Australia acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”), for $36.9 million including transaction fees. In addition, CDE Australia pays PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to $0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during 2006, 2007 or 2008.

Non-Producing and Development Properties

Palmarejo:  Palmarejo is located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine is currently in the initial stages of production. The Company invested approximately $190.3 million at the Palmarejo mine during 2008.

Kensington:  Kensington is a gold property located near Juneau, Alaska. The mine has been constructed as an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third-party smelters. During 2008, the Company capitalized $40.9 million in connection with construction activities at Kensington.

NOTE I — DEBT OBLIGATIONS

Senior Secured Floating Rate Convertible Notes

On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an addition $25 million aggregate principal amount of notes. The notes are convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price is $1.15 per share. The net proceeds to the Company were $40.7 million.

The notes bear interest at LIBOR plus 7.50% per year, provided that in no event will the annual rate be less than 9.00% or more than 12.00%. As of December 31, 2008 the interest rate was 12%. Interest is payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes are the

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and are secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. See Note O — Derivative Financial Instruments and Fair Value of Financial Instruments for a discussion of the derivative features of the Senior Secured Floating Rate Convertible Notes.

Total interest expense on the notes for the year ended December 31, 2008 was $3.3 million.

As of December 31, 2008, $12.4 million of the Senior Secured Floating Rate Convertible Notes have been converted into 15.9 million shares of the Company’s common stock.

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

The fair value of the 3 1/4% Convertible Senior Notes as determined by market transactions on December 31, 2008 was $74.5 million.

Total interest expense on the notes for the year ended December 31, 2008 was $5.9 million. Interest paid was $3.7 million in 2008.

1 1/4% Convertible Senior Notes

The $180.0 million principal amount of 1 1/4% Convertible Senior Notes due January 2024 outstanding at December 31, 2008 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.

The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes plus an amount equal to 8.75% of the

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.

Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on January 15, 2011, January 15, 2014 and January 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.

The fair value of the notes as determined by market transactions on December 31, 2008 and 2007, was $54.0 million and $156.6 million, respectively.

Total interest expense on the notes for the year ended December 31, 2008, 2007, and 2006 was $2.3 million, $2.3 million and $2.3 million, respectively. Interest paid was $2.3 million in 2008, $2.3 million in 2007, and $2.3 million in 2006.

Bridging Debt Facility

On October 22, 2007, Bolnisi entered into a $20 million credit facility with Macquarie Bank Limited to fund further exploration and development of the Palmarejo silver/gold project, surrounding exploration and development areas and for working capital purposes. The credit facility was extended to September 30, 2008 and had an interest at a variable rate (LIBOR) plus a margin of 2.45%. The Company paid off the outstanding balance under the facility on September 30, 2008.

Bank Loans

During 2008, the Company received short-term borrowings from Banco Bisa and Banco de Credito de Bolivia for an amount of $3.0 million to fund working capital requirements. The short-term borrowings bear interest rates between 8.5% and 10.1% and expire between April and June 2009.

During the fourth quarter of 2008, the Company entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a stand by letter of credit to fund working capital requirements. The credit lines bear interest rates of 7.25% to 9.85% and expire at various dates in 2009 on or before June 30, 2009.

On August 30, 2007, Palmarejo entered into a temporary credit facility of $2.0 million secured by the Company’s investments in asset backed commercial paper, to fund working capital requirements. The credit facility was amended on October 9, 2007. On June 3, 2008, the Company paid off the outstanding balance on the credit facility.

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest of $12.2 million, $2.3 million and $1.4 million, respectively.

NOTE J — RECLAMATION AND REMEDIATION COSTS

Reclamation and remediation costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

The asset retirement obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of all these costs is discounted, using the Company’s credit adjusted risk-free interest rate from the time it expects to pay the retirement obligation to the time it incurs the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

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

At December 31, 2008 and 2007, $34.7 million and $33.1 million, respectively, was accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition, the Company has accrued $0.4 million and $1.0 million for reclamation obligations associated with former mining activities at the Ropes Gold mine and Golden Cross mine, respectively. These amounts are also included in reclamation and mine closure liabilities.

In the fourth quarter of 2008, the Company reviewed and revised its cash flow estimates for its asset retirement obligations. This resulted in an increase to the asset retirement obligation of $6.5 million and a corresponding increase to the carrying amount of the asset to be retired. The increase was due to additional reclamation required at the Company’s Cerro Bayo mine, Palmarejo project and San Bartolomé mine. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 17.1%.

In the fourth quarter of 2007, the Company reviewed and revised its cash flow estimates for its asset retirement obligations. This resulted in an increase to the asset retirement obligation of $3.4 million and a corresponding increase to the carrying amount of the asset to be retired. The increase was due to additional reclamation required at the Company’s Cerro Bayo mine, Kensington project and San Bartolomé project. The increase was discounted using the Company’s current weighted average credit adjusted risk-free rate of 9.34%.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Asset retirement obligation — January 1	$33,135	$29,909
Accretion	2,565	2,260
Additions	6,483	3,390
Changes in estimates	(4,724)	(1,202)
Settlements	(2,797)	(1,222)

Asset retirement obligation — December 31	$34,662	$33,135

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

In addition, the Company has accrued $1.4 million and $1.7 million as of December 31, 2008 and 2007, respectively, for environmental remediation liabilities related to former mining operations. These amounts are also included in reclamation and mine closure liabilities.

NOTE K — INCOME TAXES

The components of income from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$494	$21,909	$33,252
Foreign	(14,003)	36,908	50,393

Total	$(13,509)	$58,817	$83,645

The components of the consolidated income tax benefit (provision) from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
United States — Alternative minimum tax	$(644)	$(381)	$(900)
United States — Foreign withholding tax	(1,498)	(904)	(713)
Foreign — Argentina	(2,047)	(6,590)	(4,842)
Foreign — Australia	(5,084)	(4,898)	(4,673)
Foreign — Canada	(34)	—	—
Foreign — Mexico	(623)	—	—
Deferred:
Foreign — Argentina	(1,410)	172	65
Foreign — Australia	1,115	(664)	(93)
Foreign — Australia	(2,480)	—	—
Foreign — Chile	113	(1,662)	2,930
Foreign — Mexico	(27,753)	—	—
United States	53,846	—	—

Income tax benefit (provision)	$13,501	$(14,927)	$(8,226)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows (in thousands):

	Years Ended December 31
	2008	2007	2006

Tax benefit (provision) from continuing operations	$4,728	$(20,600)	$(29,276)
State tax provision from continuing operations	405	(1,766)	(2,509)
Percentage depletion and related deductions	3,890	4,860	6,199
Change in valuation allowance	6,652	3,896	14,778
Non-deductible imputed interest	(2,168)	—	—
Uncertain tax positions	(2,665)	—	—
U.S. and Foreign non-deductible expenses	(2,767)	(663)	(711)
Partially reinvested	19,886	—	—
Foreign exchange rates	(6,663)	—	—
Foreign inflation and indexing	1,425	—	—
Foreign tax rate differences	(6,019)	2,309	4,744
Foreign withholding taxes	(1,604)	(904)	(713)
Other, net	(1,599)	(2,059)	(738)

	$13,501	$(14,927)	$(8,226)

As of December 31, 2008 and 2007, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31
	2008	2007

Deferred tax liabilities:
Mineral properties	$332,399	$552,007
Investment in foreign subsidiaries	275,127	18,430
Property, plant and equipment, net	30,149	2,836

	637,675	573,273

Deferred tax assets:
Net operating loss carryforwards	175,678	111,996
Investment in foreign subsidiaries	24,753	16,331
Capital loss carryforwards	9,547	10,305
Asset retirement obligation	8,314	10,234
Unrealized foreign currency loss and other	6,381	8,651
Accrued expenses	5,168	3,330
Alternative minimum tax credit carryforwards	2,691	2,520
Inventory	1,036	1,523

	233,568	164,890
Valuation allowance	(148,435)	(160,898)

	85,133	3,992

Net deferred tax assets (liabilities)	$(552,542)	$(569,281)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Based upon this analysis, the Company determined it is more likely than not that net deferred tax assets of $3.6 million will be realized in Chile. Thus, the Company has recorded valuation allowances as follows (In thousands):

	Years Ended December 31
	2008	2007

U.S	$106,239	$111,685
Argentina	3,376	1,966
Australia	2,679	7,282
Canada	6,732	8,220
New Zealand	28,125	30,999
Chile and other	1,284	746

	$148,435	$160,898

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2008	$—
Gross increase to current period tax positions	2,665

Unrecognized tax benefits at December 31, 2008	$2,665

The Company’s policy is to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense and has recorded approximately $0.1 million during 2008.

The Company files income tax returns in the US federal jurisdiction, various U.S. states and in certain foreign jurisdictions. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.

The Company has previously determined the earnings from certain foreign jurisdictions were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions. During 2008, the Company determined that it was reasonable, appropriate and prudent that a portion of the anticipated future cash flows from Mexico would be indefinitely reinvested to fund ongoing capital improvements and additional exploration activities within and around the Palmarejo operating site.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2008 (In thousands):

	U.S.	Australia	Bolivia	Canada	Chile	Mexico	New Zealand	Other	Total

Regular net operating losses	$102,987	$—	$37,098	$1,099	$19,976	$325,900	$93,750	$4,508	$585,318
Alternative minimum tax net operating losses	9,065	—	—	—	—	—	—	—	9,065
Capital losses	18,774	8,044	—	—	—	—	—	—	26,818
Alternative minimum tax credits	2,691	—	—	—	—	—	—	—	2,691

The U.S. net operating losses expire from 2017 through 2025 and the Canada net operating losses expire from 2028 through 2029. The Mexico net operating losses expire in 2017 and 2019, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2012 while the Australia capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire.

NOTE L — SHAREHOLDER’S EQUITY

On May 11, 1999, the Company’s shareholders adopted a shareholder rights plan (the “Plan”). The Plan entitles each holder of the Company’s common stock to one right. Each right entitles the holder to purchase one one-hundredth of a share of newly authorized Series B Junior Preferred Stock at an exercise price of $100. The rights will not be distributed and become exercisable unless and until ten business days after a person acquires 20% of the outstanding common shares or commences an offer that would result in the ownership of 30% or more of the shares. Each right also carries the right to receive upon exercise that number of Coeur common shares which has a market value equal to two times the exercise price. Each preferred share issued is entitled to receive 100 times the dividend declared per share of common stock and 100 votes for each share of common stock and is entitled to 100 times the liquidation payment made per common share. The Board may elect to redeem the rights prior to their exercisability at a price of $0.01 per right. The rights will expire on May 24, 2009, unless earlier redeemed or exchanged by the Company. Any preferred shares issued are not redeemable. At December 31, 2008 and 2007, there were a total of 566,739,877 and 550,453,019 rights outstanding, respectively, which was equal to the number of outstanding shares of common stock.

During the first quarter of 2006, the Company completed a public offering of 27.6 million shares of common stock at a public offering price of $5.60 per share. The Company realized net proceeds of $146.2 million after payment of the underwriters’ discount. Offering costs incurred were $8.3 million.

NOTE M — STOCK-BASED COMPENSATION PLANS

The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”), the “1989 Long-Term Incentive Plan” and the 2005 Non-Employee Directors’ Plan (the “2005 Non-Employee Directors’ Plan”). Total employee compensation expense charged to operations and capital projects under these Plans was $5.1 million, $6.3 million and $4.7 million for 2008, 2007 and 2006, respectively.

Annual Incentive Plan

Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for awards for 2008, 2007 and 2006 amounted to $2.2 million, $2.6 million and $2.2 million, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

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

The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at December 31, 2008 for stock options previously awarded. No further awards will be made under this plan.

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

The number of shares authorized for grant under this plan was 6.8 million shares. There were 5.4 million shares reserved for issuance under this plan at December 31, 2008. Of the 5.4 million shares, 3.5 million shares can be issued for future grants. There were 1.4 million options and 0.5 million performance shares outstanding under this plan at December 31, 2008.

Non-Employee Directors Plan

On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During 2008 and 2007, 55,782 and 59,476 shares were issued in lieu of $0.3 million and $0.3 million, respectively, of Directors’ fees. At December 31, 2008, 0.3 million shares are reserved for issuance under this plan.

Under the previous Directors’ plan, options were granted only in lieu of annual directors’ fees. At December 31, 2008, 0.4 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants will be made under this plan.

As of December 31, 2008 and 2007, options to purchase 2,433,182 shares and 2,281,595 shares of common stock, respectively, were outstanding under the LTIP and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $7.09 per share.

Stock options granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed 10 years from the grant date. Exercise prices are equal to the higher of the fair market value of the shares on the date of the grant or the par value per share. The value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.

Restricted stock grants are recorded based on the fair value of the underlying shares on the date of grant and vest in equal installments annually over two and three years. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.

Performance shares are valued using a Monte Carlo simulation model on the date of grant. Compensation costs ultimately recognized are equal to the grant date fair value. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares vest at the end of the three-year

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost over the requisite period regardless of whether the market condition is ever satisfied.

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

SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were no significant excess tax benefits for the years ended December 31, 2008, 2007 and 2006.

The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2008, 2007 and 2006 for awards of equity instruments was $2.9 million, $3.7 million and $2.5 million, respectively, of which $0.2 million, $0.2 million, and $0.3 million, respectively, was capitalized as part of mine development activities. As of December 31, 2008, there was $1.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, restricted stock grants and performance share grants which is expected to be recognized over a weighted-average vesting period of 2.0 years.

The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model. The Company estimates forfeitures of stock-based awards based on historical data and adjusts the forfeiture rate periodically.

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

Cash received from share options exercised under the Long-Term Incentive Plan for the years ended December 31, 2008, 2007 and 2006 were less than $0.1 million, $0.2 million and $0.8 million, respectively, and is reflected as an other financing activity in the Company’s consolidated statements of cash flows. The adjustment of the forfeiture rate results in a cumulative adjustment in the period the forfeiture estimate is charged. During the year ended December 31, 2006, the Company recorded an adjustment of $0.1 million to reduce compensation expense for forfeited awards.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2008	2007	2006

Weighted average fair value of options granted	$2.26	$2.35	$3.35
Expected volatility	56% - 56.2%	58.9%	68.5%
Expected life	6 years	6 years	6 years
Risk-free interest rate	3.0% - 3.35%	4.5%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes stock option activity during the years ended December 31, 2006, 2007 and 2008:

		Weighted Average
	Shares	Exercise Price

Stock options outstanding at December 31, 2005	2,218,629	$3.16
Granted	332,169	5.14
Exercised	(395,723)	1.99
Canceled/expired	(65,425)	7.65

Stock options outstanding at December 31, 2006	2,089,650	3.56
Granted	462,015	3.99
Exercised	(56,167)	3.29
Canceled/expired	(213,903)	5.99

Stock options outstanding at December 31, 2007	2,281,595	3.42
Granted	550,180	4.27
Exercised	(9,053)	3.92
Canceled/expired	(389,540)	4.88

Stock options outstanding at December 31, 2008	2,433,182	3.38

Options exercisable at December 31, 2008, 2007 and 2006 were for 1,735,921, 1,598,685, and 1,413,117 shares, respectively, with a weighted average exercise price of $3.04, $3.06 and $2.95, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table summarizes information for options currently outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted	Weighted Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual Life
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	(Years)

$0.74-$1.22	442,641	$0.80	2.76	442,641	$0.80	2.76
$1.23-$1.85	320,420	$1.75	3.67	320,420	$1.75	3.67
$1.86-$2.63	229,756	$2.27	6.79	111,502	$2.10	3.89
$2.64-$4.85	1,050,745	$4.21	7.14	538,398	$3.91	5.61
$4.86-$7.09	389,620	$6.05	6.15	322,960	$6.24	5.95

As of December 31, 2008, the total future compensation cost related to non-vested options not yet recognized in the statement of income was $0.3 million and the weighted average period over which these awards are expected to be recognized was 2 years. The total intrinsic value of share options exercised during the year ended December 31, 2008, 2007 and 2006 was less than $0.1 million, less than $0.1 million and $1.6 million, respectively. At December 31, 2008 and December 31, 2007, the total intrinsic value was less than $0.1 million and $4.1 million, respectively, for stock options outstanding and exercisable.

The following table summarizes restricted stock activity during the years ended December 31, 2006, 2007 and 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2005	661,381	$3.30
Granted	220,894	5.14
Vested	(445,025)	2.71
Forfeited	(24,218)	4.83

Outstanding at December 31, 2006	413,032	4.83
Granted	497,990	3.99
Vested	(241,784)	4.82
Forfeited	(66,043)	4.30

Outstanding at December 31, 2007	603,195	4.20
Granted	560,845	4.16
Vested	(265,705)	4.22
Forfeited	(167,812)	4.23

Outstanding at December 31, 2008	730,523	4.15

The fair value of restricted stock is determined based on the closing stock price on the grant date. As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to restricted awards to be recognized over a weighted-average period of 2.0 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table summarizes performance shares activity during the year ended December 31, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2006	210,445	$5.14
Granted	306,852	3.99
Exercised	(30,298)	4.48
Forfeited	(66,456)	4.47

Outstanding at December 31, 2007	420,543	4.45
Granted	282,326	5.25
Exercised	—	—
Forfeited	155,341	4.88

Outstanding at December 31, 2008	547,528	4.74

The fair value of performance shares is determined based on fair value modeling techniques that consider the market and service conditions relevant for these grants. As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 2.1 years.

NOTE N — DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Contribution Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.7 million, $0.8 million and $1.2 million for 2008, 2007 and 2006, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.6 million, $0.6 million and $0.6 million in 2008, 2007 and 2006, respectively and plan expenses charged to operations were $0.4 million, $0.4 million and $0.5 million, respectively.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Forward Foreign Exchange Contracts

During 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso and Argentine peso operating costs at its Palmarejo project and Martha mine, respectively. During 2007 and 2006, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with the forecasted Chilean peso operating costs for 2008 and 2007 at its Cerro Bayo mine.

The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.57 pesos to each U.S. dollar. At December 31, 2008, the Company had Mexican peso foreign exchange contracts of $22.4 million in U.S. dollars. These contracts had a fair value of $2.0 million at December 31, 2008.

The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. At December 31, 2008, the Company had Argentine peso foreign exchange contracts of $12.9 million in U.S. dollars. These contracts had a fair value of $1.5 million at December 31, 2008.

The Chilean peso contracts entered into in 2007 require the Company to exchange U.S. dollars for Chilean pesos at a weighted average exchange rate of 503 pesos to each U.S. dollar. There were no outstanding contracts at December 31, 2008.

Gold Lease Facility

On December 18, 2008, the Company entered into a $20 million Gold Lease Facility with Mitsubishi International Corporation (“MIC”). Under the Gold Lease Facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. The Company has committed to this number of ounces of gold to MIC over the next twelve months at scheduled delivery dates. The Company is required to pledge certain collateral including standby letter of credits of $5.5 million and $7.5 million of metal inventory at our refiners. The Company accounts for the Gold Lease Facility as a derivative instrument and is recorded in accrued liabilities and other. As of December 31, 2008, based on the current futures metals prices for each of the delivery dates, using a 15% discount rate, the fair value of the Gold Lease Facility was $18.8 million. The Company recorded an unrealized gain of $1.2 million in 2008, which is reflected in earnings as unrealized gains (losses) in derivatives and other.

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

At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

At December 31, 2007, the Company had outstanding provisionally priced sales of $61.2 million consisting of 3.3 million ounces of silver and 20,775 ounces of gold, which had a fair value of approximately $63.8 million including the embedded derivative.

Commodity Derivatives

The Company has occasionally entered into forward metal sales contracts to manage the price risk associated with a portion of its cash flows against fluctuating gold prices. As of December 31, 2008, and 2007, the Company had no outstanding forward sales contracts for either gold or silver.

Conversion Option of Senior Secured Floating Rate Convertible Notes

On October 20, 2008, the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes, realizing net proceeds of $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20 million. Upon exercising the conversion option, the holder receives common stock of the Company at an initial conversion rate of 869.5652, plus an additional payment in common stock or cash, at the election of the Company, representing the value of the interest that would be earned on the notes through the earlier of the fourth anniversary of the conversion date or October 15, 2013, at the interest rate applicable on the conversion date. The conversion option is considered an embedded derivative that is required to be separated from the host debt contract for accounting purposes. The warrants are also considered derivative instruments. These derivatives are recorded in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings. At the issuance date, because the combined fair value of the conversion option and the warrants exceeded the net proceeds, the notes were recorded with a full original issue discount. The amount by which the fair value of the conversion option and warrants exceeded the proceeds received, or $10.0 million, was recorded as a loss upon issuance and is included in unrealized gains (loss) on derivatives and other in the consolidated statements of operations. The fair values of the conversion option and warrants were $32.2 million and $18.5 million, respectively, at the issuance date and $21.6 million and $15.3 million, respectively, at December 31, 2008.

As of December 31, 2008, $12.4 million of the Senior Secured Floating Rate Convertible Notes had been converted into 15.9 million shares of the Company’s common stock.

Credit Risk

The credit risk exposure related to any potential derivative instruments is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where positions may need to be revised, the Company deals only in markets that it considers highly liquid.

NOTE P — COMMITMENTS AND CONTINGENCIES

Labor Union Contract

The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. Certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007. This Bolivian labor agreement does not have a fixed term. As of December 31, 2008, the Company had approximately 27.5% of its worldwide labor force covered by collective bargaining agreements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Termination Benefits

In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of December 31, 2008, the total benefit expected to be incurred under this plan is approximately $5.0 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Beginning Balance	$820	$1,959	$542
Accruals	12	1,917	1,803
Payments	(387)	(3,056)	(386)

Ending Balance	$445	$820	$1,959

The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $2.4 million as of December 31, 2008.

Kensington Production Royalty

On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc., giving Coeur 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.

NOTE Q — SIGNIFICANT CUSTOMERS

The Company markets its metals products and concentrates primarily to bullion trading banks and five third-party smelters. These customers then sell the metals to end users for use in industry applications such as electronic circuitry, jewelry and silverware production and the manufacture and development of photographic film. Sales of metals to bullion trading banks amounted to approximately 45%, 47% and 47% of total metals sales in 2008, 2007 and 2006, respectively. Generally, the loss of a single bullion trading bank customer would not adversely affect the Company in view of the liquidity of the markets and availability of alternative trading banks.

The Company currently markets its silver and gold concentrates to third-party smelters in Japan, Mexico and Australia. Sales of metals concentrates to third-party smelters amounted to approximately 55%, 53% and 53% of metals sales in 2008, 2007 and 2006, respectively. The loss of any one smelter customer could have a material adverse effect on the Company in the event of the possible unavailability of alternative smelters.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

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

The operating segments are managed separately because each segment represents a distinct use of Company resources which contribute to Company cash flows in its respective geographic area. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo, Endeavor and Broken Hill mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Cerro Bayo and Martha mines sell precious metal concentrates, typically under long-term contracts, to a smelter located in Japan (Dowa Mining Ltd.), Mexico (Met-Mex Penoles) and Germany (Norddeutsche). Refined gold and silver produced by the Rochester mine is principally sold on a spot basis to precious metals trading banks such as Standard Bank and Mitsui. Concentrates produced at CDE Australia (Endeavor and Broken Hill mines) are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are included as other. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Revenues from silver sales were $130.9 million, $151.0 million and $147.8 million in 2008, 2007, and 2006, respectively. Revenues from gold sales were $58.6 million, $64.3 million and $68.8 million in 2008, 2007, and 2006, respectively.

Financial information relating to the Company’s segments is as follows (In thousands):

		Cerro			Broken	San
	Rochester	Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

December 31, 2008
Total net sales of metals	$67,831	$41,589	$31,445	$12,434	$18,591	$17,575	$—	$—	$—	$189,465
Productions costs applicable to sales	42,246	27,930	17,599	1,060	2,754	17,747	—	—	—	109,336
Depreciation and depletion	2,353	8,357	4,853	1,971	2,506	5,803	—	930	557	27,330
Exploration expense	599	2,693	5,426	—	—	66	166	7,686	3,895	20,531
Other operating expenses	149	3,053	17	—	—	27	1,796	15,759	25,150	45,951
Interest and other income	3,176	(1,377)	(977)	—	—	2,541	54	(44)	(816)	2,557
Unrealized gains (losses) on derivatives and other	—	—	—	—	—	—	—	—	1,756	1,756
Interest expense	—	—	(57)	—	—	(43)	(10)	298	(4,327)	(4,139)
Income tax benefit (provision)	—	113	(3,625)	—	—	(2,479)	—	23,844	(4,352)	13,501

Profit (loss)	$25,660	$(1,708)	$(1,109)	$9,403	$13,331	$(6,049)	$(1,918)	$(277)	$(37,341)	$(8)
Segment assets (A)	$39,049	$46,701	$36,089	$41,003	$24,654	$291,697	$340,905	$347,494	$1,640,028	$2,807,620
Capital expenditures	$635	$8,233	$4,503	$26,513	$—	$108,723	$40,858	$190,344	$497	$380,306

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

		Cerro			Broken	San
	Rochester	Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

December 31, 2007
Total net sales of metals	$100,903	$47,794	$38,077	$7,943	$20,602	$—	$—	$—	$—	$215,319
Productions costs applicable to sales	60,364	35,594	17,231	545	3,292	—	(1)	—	—	117,025
Depreciation and depletion	8,697	6,260	1,731	755	3,054	—	—	—	487	20,984
Exploration expense	361	2,908	4,418	—	—	—	619	—	3,635	11,941
Other operating expenses	62	113	38	—	—	—	38	—	24,131	24,382
Interest and other income	2,948	1,590	(303)	—	—	—	85	—	13,875	18,195
Interest expense	—	(23)	—	—	—	—	—	—	(342)	(365)
Income tax benefit (provision)	—	(1,662)	(6,418)	—	—	—	(20)	—	(6,827)	(14,927)

Profit (loss)	$34,367	$2,824	$7,938	$6,643	$14,256	$—	$(591)	$—	$(21,547)	$43,890
Segment assets (A)	$62,848	$63,570	$25,799	$17,885	$29,391	$169,196	$301,730	$1,759,153	$7,470	$7,470
Capital expenditures	$1,647	$11,330	$16,444	$2,112	$213	$100,169	$92,337	$—	$1,942	$226,194

		Cerro			Broken	San
	Rochester	Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Other	Total

December 31, 2006
Total net sales of metals	$102,393	$50,293	$34,733	$5,363	$23,791	$—	$—	$—	$216,573
Productions costs applicable to sales	47,310	27,780	12,538	386	4,364	—	—	—	92,378
Depreciation and depletion	13,745	5,795	1,313	490	5,120	—	—	309	26,772
Exploration expense	—	2,639	2,904	—	—	—	936	2,995	9,474
Other operating expenses	—	28	17	—	—	—	108	21,581	21,734
Interest and other income	25	809	13	—	—	(6)	13	17,800	18,654
Interest expense	—	(84)	—	—	—	—	—	(1,140)	(1,224)
Income tax benefit (provision)	—	2,930	(4,777)	—	—	—	—	(6,379)	(8,226)

Profit (loss)	$41,363	$17,706	$13,197	$4,487	$14,307	$(6)	$(1,031)	$(14,604)	$75,419
Segment assets (A)	$87,371	$49,428	$11,508	$15,666	$32,894	$59,080	$207,745	$6,154	$469,846
Capital expenditures	$1,225	$7,555	$2,481	$—	$—	$16,805	$122,640	$588	$151,294

Note:  (A) Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties.

	2008	2007	2006

Assets Total assets for reportable segments	$2,807,620	$2,437,042	$469,846
Cash and cash equivalents	20,760	98,671	270,672
Short-term investments	7,881	53,039	70,373
Other assets	87,637	62,942	38,735

Total consolidated assets	$2,923,898	$2,651,694	$849,626

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Geographic Information

		Long-Lived
	Revenues	Assets

2008
United States	$67,831	$345,408
Australia	31,025	64,802
Chile	41,589	29,083
Argentina	31,445	18,587
Bolivia	17,575	261,972
Mexico	—	1,951,597
Other foreign countries	—	157

Total	$189,465	$2,671,606

2007
United States	$100,903	$305,876
Australia	28,545	42,772
Chile	47,794	28,028
Argentina	38,077	18,640
Bolivia	—	151,716
Mexico	—	1,756,042
Other foreign countries	—	190

Total	$215,319	$2,303,264

2006
United States	$102,393	$218,236
Australia	29,154	44,253
Chile	50,293	20,295
Argentina	34,733	3,700
Bolivia	—	50,858
Mexico	—	—
Other foreign countries	—	214

Total	$216,573	$337,556

NOTE S — LITIGATION AND OTHER EVENTS

States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation

During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation.

During 2001, the United States Forest Service (“USFS”) made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940s. The USFS believes that some cleanup action is required at the location. However, the Company did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes that it is not liable for any cleanup, and if Callahan might be liable, it has no

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.

During 2002, the EPA made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960s, shut the operations down in the early 1970s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. In January 2009, the EPA and the State of Maine made additional formal requests for information relating to the Maine Callahan mine site. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

Federal Court (Alaska) Kensington Project Permit Challenge

On September 12, 2005, three environmental groups (“Plaintiffs”) filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers (“Corps of Engineers”) and the USFS seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The Plaintiffs claim the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.

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

On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27,

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. Arguments were made before the Supreme Court by both parties on January 12, 2009. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.

On October 1, 2008 the Company announced a temporary curtailment of its development activities at the Kensington Project until such time as a decision is rendered from the U.S. Supreme Court on its original tailings plan. Consequently, the Company laid off approximately 50% of its existing workforce and paid termination benefits of $0.3 million.

No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

NOTE T — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (In thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Sales of metal	$57,286	$50,024	$39,763	$42,392
Net income (loss)	$4,721	$(5,377)	$(3,634)	$4,282
Basic net income per share	$0.01	$(0.01)	$(0.01)	$0.01
Diluted net income per share	$0.01	$(0.01)	$(0.01)	$0.01

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Sales of metal	$50,860	$51,664	$52,863	$59,931
Net income	$14,018	$11,918	$3,635	$14,319
Basic net income per share	$0.05	$0.04	$0.01	$0.05
Diluted net income per share	$0.05	$0.04	$0.01	$0.04

NOTE U —	RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors serves as Managing Director, Deutsche Bank Securities Inc. The Company paid approximately $5.0 million to Deutsche Bank Securities Inc. in offering costs, in connection with the issuance of the 3 1/4% Convertible Senior Notes in March 2008.

NOTE V —	SUBSEQUENT EVENT

On January 12, 2009, the Company amended its agreement with the holders of the Senior Secured Floating Rate Convertible Notes to modify the exercise date to allow the holder to early exercise the warrant and fix the interest rate at 12%.

On January 20, 2009, the Company received proceeds of $20.4 million from the early exercise of the warrant to purchase an additional $25.0 million aggregate principal amount of the Senior Secured Floating Rate Notes it issued in October of 2008.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

On January 21, 2009, the Company announced that it entered into a gold royalty stream transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total proceeds of US$80.0 million consisting of US$75.0 million in cash plus a contingent payment comprised of special warrants to purchase $5 million of common shares of Franco-Nevada for no additional consideration received once the mine achieves certain completion tests. The royalty is payable when the market price for each ounce of gold sold is greater than $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The royalty is considered a derivative financial instrument under SFAS No. 133 “Accounting for Derivative Instruments and hedging Activities.” Accordingly, changes in fair value of the contract will be recorded in earnings currently.

As of March 2, 2009, $47.5 million of the $50 million Secured Floating Rate Convertible Notes have been converted into 61.4 million shares of the Company’s common stock, and all of the $25 million of the notes issued in January 2009 for the warrant exercise have been converted into 36.9 million shares of the Company’s common stock.