Form 10-Q
period 2009-03-31
COEUR D ALENE MINES CORP
filed 2009-05-11
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-8641

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

PO Box I,
505 Front Ave.
Coeur d’Alene, Idaho	83816

(Address of principal executive offices)	(Zip Code)
(208) 667-3511
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The Company had 686,320,041 shares of common stock, par value $1.00, of which 686,319,283 shares were issued and outstanding as of May 7, 2009.

COEUR D’ALENE MINES CORPORATION

Part I. Financial Information
Item 1.
Financial Statements
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,146	$20,760
Short-term investments	—	7,881
Receivables	47,313	53,187
Ore on leach pad	8,827	9,193
Metal and other inventory	40,624	34,846
Deferred tax assets	—	240
Prepaid expenses and other	29,668	26,344

	164,578	152,451

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	559,780	500,025
Less accumulated depreciation	(93,109)	(88,717)

	466,671	411,308

MINING PROPERTIES
Operational mining properties	294,858	293,564
Less accumulated depletion	(134,558)	(131,730)

	160,300	161,834

Mineral interests	1,764,794	1,764,794
Less accumulated depletion	(18,395)	(16,796)

	1,746,399	1,747,998

Non-producing and development properties	395,594	356,912

	2,302,293	2,266,744

OTHER ASSETS
Ore on leach pad, non-current portion	20,749	20,998
Restricted assets	23,146	23,110
Receivables, non-current	36,533	34,139
Debt issuance costs, net	8,994	10,253
Deferred tax assets	4,976	4,666
Other	4,344	4,452

	98,742	97,618

TOTAL ASSETS	$3,032,284	$2,928,121

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except
	share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$77,910	$66,300
Accrued liabilities and other	32,641	64,673
Accrued income taxes	3,451	927
Accrued payroll and related benefits	6,492	8,106
Accrued interest payable	1,223	4,446
Current portion of capital lease obligations	11,357	14,608
Current portion of royalty obligation	14,812	—
Current portion of reclamation and mine closure	1,984	1,924

	149,870	160,984
LONG-TERM LIABILITIES
Senior Secured Floating Rate Convertible Notes due 2012	—	1,830
3 1/4% Convertible Senior Notes due March 2028	173,751	185,001
1 1/4% Convertible Senior Notes due January 2024	157,850	180,000
Non-current portion of royalty obligation	77,454	—
Non-current portion of capital lease obligations	15,938	16,837
Reclamation and mine closure	34,301	34,093
Deferred income taxes	556,006	557,449
Other long-term liabilities	5,933	6,015

	1,021,233	981,225
COMMITMENTS AND CONTINGENCIES
(See Notes F, G, J, K, L, M and O)

SHAREHOLDERS’ EQUITY
Common Stock, par value $1.00 per share; authorized 750,000,000, 685,056,209 shares issued at March 31, 2009 and 567,799,088 shares issued at December 31, 2008	685,056	567,799
Additional paid-in capital	1,590,030	1,651,256
Accumulated deficit	(413,900)	(419,958)
Shares held in treasury (758 shares at March 31, 2009 and 1,059,211 shares at December 31, 2008)	(9)	(13,190)
Accumulated other comprehensive income	4	5

	1,861,181	1,785,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,032,284	$2,928,121

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except
	share data)
REVENUES

Sales of metal	$49,793	$57,286

COSTS AND EXPENSES
Production costs applicable to sales	26,717	25,285
Depreciation and depletion	9,279	5,663
Administrative and general	7,548	8,524
Exploration	3,827	3,742
Care and maintenance and other	1,526	—
Pre-development	—	5,785

Total cost and expenses	48,897	48,999

OPERATING INCOME	896	8,287

OTHER INCOME AND EXPENSE
Gain on debt extinguishments	15,703	—
Unrealized loss on derivatives	(9,246)	—
Interest and other income	887	1,331
Interest expense, net of capitalized interest	(765)	(821)

Total other income and expense	6,579	510

Income before income taxes	7,475	8,797
Income tax provision	(1,417)	(4,076)

NET INCOME	6,058	4,721
Other comprehensive income (loss)	(1)	712

COMPREHENSIVE INCOME	$6,057	$5,433

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Net income	$0.01	$0.01

Diluted income per share:
Net income	$0.01	$0.01

Weighted average number of shares of common stock
Basic	611,452	549,965
Diluted	611,595	574,798
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2009
(In thousands, except share data)
unaudited

						Accumulated
	Common	Common	Additional		Shares	Other
	Stock	Stock	Paid-In	Accumulated	Held in	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Treasury	Income (Loss)	Total
Balances at December 31, 2008 as previously reported	567,799	$567,799	$1,601,415	$(419,339)	$(13,190)	$5	$1,736,690

Effect of change in accounting for convertible debt instrument (See Note C)	—	—	49,841	(619)	—	—	49,222

Balances at December 31, 2008 as adjusted	567,799	$567,799	$1,651,256	$(419,958)	$(13,190)	$5	$1,785,912
Net income	—	—	—	6,058	—	—	6,058
Reclassification of liability for embedded conversion option upon adoption of EITF 07-5 (See Note C)	—	—	21,566	—	—	—	21,566
Unrealized loss on short-term investments and marketable securities	—	—	—	—	—	(1)	(1)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	86,676	86,676	(58,919)	—	—	—	27,757
Common stock issued to extinguish debt	30,628	30,628	(11,689)	—	—	—	18,939
Retirement of treasury shares	(1,059)	(1,059)	(12,122)	—	13,181	—	—

Common stock issued under long-term incentive plans, net	1,012	1,012	(62)	—	—	—	950

Balances at March 31, 2009	685,056	$685,056	$1,590,030	$(413,900)	$(9)	$4	$1,861,181

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,058	$4,721
Add (deduct) non-cash items:
Depreciation and depletion	9,279	5,663
Deferred income taxes	(1,514)	(928)
Gain on debt extinguishment	(15,703)	—
Unrealized loss (gain) on derivatives	6,802	(1,174)
(Gain) loss on foreign currency transactions	(66)	1,211
Share based compensation	1,703	1,591
Other charges	263	115
Changes in operating assets and liabilities:
Receivables and other current assets	2,653	(14,298)
Inventories	(5,162)	4,597
Accounts payable and accrued liabilities	(2,710)	(9,147)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,603	(7,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(7,358)	(91,679)
Proceeds from sales of investments	15,252	51,799
Capital expenditures	(78,314)	(64,509)
Other	(142)	51

CASH USED IN INVESTING ACTIVITIES	(70,562)	(104,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	75,000	—
Proceeds from issuance of convertible notes	20,368	230,000
Repayment of long-term debt and capital leases	(8,950)	(2,488)
Payments of debt issuance costs	—	(8,385)
Proceeds from short-term borrowings	—	703
Common stock repurchased	(73)	(372)
Other	—	36

CASH PROVIDED BY FINANCING ACTIVITIES:	86,345	219,494

INCREASE IN CASH AND CASH EQUIVALENTS	17,386	107,507

Cash and cash equivalents at beginning of period	20,760	98,671

Cash and cash equivalents at end of period	$38,146	$206,178

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A — BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation of the financial statements have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. Dollars are reflected in thousands, except per share and per ounce amounts. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.
          Certain amounts for the three months ended March 31, 2008 and at December 31, 2008 have been revised to reflect the retrospective adoption of FSP No. APB 14-1 “Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires an allocation of convertible debt proceeds between the liability component and the the equity component (See Note C).
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empressa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V. (formerly Planet Gold S.A. de C.V.), Coeur Rochester, Inc., Coeur Alaska, Inc., CDE Cerro Bayo Ltd., Coeur Argentina S.R.L. and CDE Australia Pty. Ltd.. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.
          Revenue Recognition: Pursuant to guidance in Staff Accounting Bulletin No. 104, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.
          Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale.

The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.
          The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.1 million and $2.4 million during the three months ended March 31, 2009 and 2008, respectively, are recorded as a reduction of revenue.
          At March 31, 2009, the Company had outstanding provisionally priced sales of $33.3 million, consisting of 2.1 million ounces of silver and 7,903 ounces of gold, which had a fair value of approximately $34.6 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $21,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $7,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million inclusive of the embedded derivative.
          Short-term Investments: Short-term investments principally consist of highly-liquid United States, foreign government and corporate securities all classified as available-for-sale and reported at fair value with maturities that range from three months to one year. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Any decline in market value considered to be other than temporary is recognized in determining net income. Realized gains and losses from the sale of these investments are included in determining net income.
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
          The Company reported ore on leach pad of $29.5 million as of March 31, 2009. Of this amount, $8.8 million was reported as a current asset and $20.7 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current.

Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
          The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
          Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there are work in process inventories at the Endeavor and Broken Hill mines, such amounts are carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor and Broken Hill mines are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization, as well as administrative overhead costs relating to mining activities.
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
          Drilling and related costs incurred at our operating mines are expensed as incurred as exploration expense, unless we can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. Our assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must satisfy all permitting and/or contractual requirements necessary to have the right to, and control of, the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. All other drilling and related costs, including those beyond the boundaries of the development and production stage properties, are expensed as incurred.
          Drilling and related costs of approximately $0.5 million and $0.8 million, during three months ended March 31, 2009 and March 31, 2008, respectively, met the criteria for capitalization at properties that are in the development and production stages.
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
          Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors, including, location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interests in the Endeavor and Broken Hill mines using the units of production method.
          Asset Impairment: The Company follows Statement of Financial Accounting Standard, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of its assets. Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of ore reserves or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.
          Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At both March 31, 2009 and December 31, 2008, the Company held certificates of deposit and cash under these agreements of $23.1 million restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, at both March 31, 2009 and December 31, 2008, the Company held certificates of deposit totaling $8.5 million that were pledged to support letters of credit to Mitsubishi International of $5.5 million and to Banco de Credito e Inversiones of $3.0 million. The letters of credit to Mitsubishi International are expected to be released by the end of 2009. These amounts are included in prepaids and other.
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
          Fair Value: Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,

“Effective Date of FASB Statement No. 157”, which provides a one year deferral for the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
          Stock-based Compensation Plans: The Company estimates the fair value of each stock option award using the Black-Scholes option valuation model. The Company estimates the fair value of performance share grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock based awards on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.
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
          The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at March 31, 2009.
          Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months Ended March 31,
	2009	2008

Net income	$6,058	$4,721
Unrealized loss on marketable securities	(1)	(94)
Unrealized gain on forward foreign exchange contracts	—	806

	$6,057	$5,433

          Net Income Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and debentures outstanding in the three months ended March 31, 2009 and 2008 are as follows:

	For the Period Ended			For the Period Ended
	March 31, 2009			March 31, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$6,058	611,452	$0.01	$4,721	549,965	$0.01
Effect of Dilutive Securities
Equity awards	—	143		—	1,149
1 1/4% Convertible Notes	—	—		63	23,684

Diluted EPS
Net income available to common stockholders	$6,058	611,595	$0.01	$4,784	574,798	$0.01

          For the three months ended March 31, 2009 and 2008, options to purchase 3,219,778 and 864,508 shares of common stock at prices between $0.80 to $7.09 and $4.81 to $8.19 per share, respectively, were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options outstanding at March 31, 2009 expire between 2009 and 2018. Potentially dilutive shares of 23,047,462 attributed to the 1 1/4 % of Convertible Senior Notes have been excluded from the earnings per share calculation for the three months ended March 31, 2009, as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS for the three months ended March 31, 2009 and 2008 because there is no excess conversion value over the principal amount of the notes.
          Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt.
          Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
          Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.
NOTE C — RECENTLY ADOPTED ACCOUNTING STANDARDS
          In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. The FSP requires that the liability and equity components of convertible debt instruments within the scope of the FSP be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life of the 3 1/4% Senior Convertible Notes using the effective interest method. The FSP was adopted effective January 1, 2009 and has been applied retrospectively to all periods presented. The Company determined that the provisions of the FSP were applicable to the 3 1/4% Senior Convertible Notes. The expected life for purposes of the allocation was deemed to be five years which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required to repurchase some or all of the holder’s notes at a repurchase price equal to 100% of the principal amount.
          The Company has recorded the following balances in the consolidated balance sheet related to the 3 1/4% Senior Convertible Notes reflecting the adoption of the FSP:

	As of	As of
	March 31,	December 31,
	2009	2008
Principal amount of the notes	$213,448	$230,000
Unamortized debt discount	(39,697)	(44,999)

Net carrying value	$173,751	$185,001

          The following table reflects the impact of adopting the FSP in the consolidated balance sheet as of December 31, 2008:

	As previously
	reported		As revised
	December 31,	Effect of	December, 31,
	2008	adopting FSP	2008
Operational mining properties	292,013	1,551	293,564
Accumulated depletion	(131,698)	(32)	(131,730)
Non producing development properties	351,985	4,927	356,912
Debt issuance costs, net	12,476	(2,223)	10,253
3 1/4% Convertible Senior Notes due 2028	230,000	(44,999)	185,001
Accumulated deficit	(419,339)	(619)	419,958
          The FSP required retrospective application to all periods presented. As a result of adopting the FSP, the effective interest rate on the Notes increased by approximately 5.7% to 8.9% for the non cash amortization of the debt discount over the expected life of the note. Since the 3 1/4% Senior Convertible Notes were issued on March 18, 2008, interest expense was not materially impacted for the three months ended March 31, 2008. Cash flows from operations were not impacted by the adoption of the FSP.

          Following the adoption, the Company will amortize $51.7 million of debt discount over the remaining period up to the initial put option date. For the three months ended March 31, 2009, the Company recorded $1.8 million and $2.2 million in interest expense for the contractual interest rate and accretion of the debt discount respectively, all of which was capitalized.
     Equity Linked Financial Instruments
     In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). ETIF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FSAB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 was effective for the Company’s fiscal year beginning January 1, 2009. Upon adopting EITF 07-5, the Company determined that the bifurcated embedded conversion option in its Senior Secured Floating Rate Convertible Notes was no longer a derivative that is required to be adjusted to fair value at the end of each period. The carrying amount of the liability for the conversion option was reclassified to shareholders’ equity upon adoption of the ETIF.
     Derivative Instruments
          In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 was adopted effective January 1, 2009. See Note K for the Company’s required disclosures.
NOTE D — FAIR VALUE MEASUREMENTS
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
          The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$8	$8	$—	$—
Short-term certificates of deposit	8,564	—	8,564	—
Restricted investments	2,018	—	2,018	—
Asset-backed commercial paper	1,734	—	—	1,734
Other derivative instruments, net	1,011	—	1,011	—
Franco-Nevada warrant	4,423	—	4,423	—

	$17,758	$8	$16,016	$1,734

Liabilities:
Gold lease facility	$17,205	$—	$17,205	$—
Put options	1,422	—	1,422	—
Royalty embedded derivative	12,745	—	12,745	—

	$31,372	$—	$31,372	$—

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$8	$8	$—	$—
Marketable debt securities	7,882	—	7,882	—
Short-term certificates of deposit	8,525	—	8,525	—
Restricted investments	2,031	—	2,031	—
Asset-backed commercial paper	1,772	—	—	1,772
Other derivative instruments, net	2,359	—	2,359	—

	$22,577	$8	$20,797	$1,772

Liabilities:
Gold Lease Facility	$18,806	$—	$18,806	$—
Warrant on floating rate convertible notes	15,277	—	—	15,277

	$34,083	$—	$18,806	$15,277

          The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
          The Company’s short-term certificates of deposit, restricted investments and the Franco-Nevada warrant, a contingent warrant to acquire Franco-Nevada common stock, are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.
          The Company’s outstanding debentures are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
          The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts, Royalty agreement, put options and gold lease facility are valued using quoted market prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.
          The warrant to purchase floating rate convertible notes and asset backed commercial paper (“ABCP”) fall within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as valuation models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlation of such inputs. The Company estimated the fair value of the warrant on the floating rate convertible notes using a Monte Carlo simulation model including expected terms, LIBOR volatilities and correlation of such inputs.
          The table below sets forth a summary in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2009 (in thousands):

		Asset
	Warrant To Purchase	Backed
	Floating rate	Commercial
	Convertible Notes	Paper	Total

Balance at beginning of period	$15,277	$1,772	$17,049
Additions (deletions)	(15,277)	—	(15,277)
Unrealized loss	—	(38)	(38)

Balance at end of period	$—	$1,734	$1,734

NOTE E — METAL AND OTHER INVENTORIES
          Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Concentrate and doré inventory	$20,387	$19,826
Supplies	20,237	15,020

Metal and other inventories	$40,624	$34,846

NOTE F — DEBT OBLIGATIONS
Senior Secured Floating Rate Convertible Notes
          On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of convertible notes. The notes were convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price was $1.15 per share. The net proceeds to the Company were $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20.4 million.
          On January 12, 2009, the Company amended its agreement with the holders of the Senior Secured Floating Rate Convertible Notes to modify the exercise date to allow the holder to exercise the warrant early and fix the interest rate at 12.0% through July 15, 2009.
           On January 20, 2009, the Company received proceeds of $20.4 million from the exercise of the warrant to purchase an additional $25 million aggregate principal amount of the Senior Secured Floating Rate Convertible Notes with terms similar to the notes it issued in October of 2008.
          As of March 31, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 have been fully converted into 64.3 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant have been converted into 36.9 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 869.5652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.
          The notes bore interest at LIBOR plus 7.50% per year, provided that in no event would the annual rate be less than 9.00% or more than 12.00%. As of December 31, 2008 the interest rate was 12%. Interest was payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes were the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and were secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary.
          Interest on the notes for the three months ended March 31, 2009, prior to their conversion, was $2.3 million.
3 1/4% Convertible Senior Notes due 2028
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
          The notes provide for “net share settlement” of any conversions. Pursuant to this feature, upon conversion of the notes, the Company (1) will pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes and (2) will settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election.
          The notes are convertible under certain circumstances, as defined in the indenture agreement, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.68 per share of common stock, subject to adjustment in certain circumstances.
           During the three months ended March 31, 2009, $16.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 10.7 million shares of the Company’s common stock reducing the principal amount of the Notes outstanding to $213.4 million.
           Upon adoption of the FSP No. APB 14-1, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount. See Note C for required disclosures.
           Interest on the notes including accretion of the debt discount, for the three months ended March 31, 2009 and 2008 was $4.2 million and $0.6 million respectively.
1 1/4% Convertible Senior Notes due 2024
          The $180.0 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at March 31, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.
          The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
           During the three months ended March 31, 2009, $22.1 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 19.9 million shares of the Company’s common stock reducing the principal amount of the Notes outstanding to $157.9 million.
          The fair value of the notes as determined by market transactions on March 31, 2009 and December 31, 2008, was $93.1 million and $54.0 million, respectively.
          Interest on the notes for the three months ended March 31, 2009 and March 31, 2008 was $0.5 million and $0.6 million, respectively.
Bank Loans
          During 2008, the Company’s wholly-owned Bolivian subsidiary, Minera Empressa Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans bear interest at rates ranging from 8.5% to 10.1% and mature between April and June 2009.
          During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit issued by Coeur South America, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines bear interest at rates ranging from 7.25% to 9.85% and mature at various dates on or before July 1, 2009.
Capitalized Interest
          The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2009 and 2008, the Company capitalized interest of $17.7 million and $1.1 million, respectively.
NOTE G — RECLAMATION AND REMEDIATION
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
          Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
	2009	2008

Asset retirement obligation — January 1	$34,662	$33,135
Accretion	770	629
Settlements	(245)	(318)

Asset retirement obligation — March 31	$35,187	$33,446

          In addition, the Company has accrued $1.1 million and $1.4 million as of March 31, 2009 and December 31, 2008, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE H — INCOME TAXES
          The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2009 through 2025. Net operating losses in foreign countries have an indefinite carryforward period except in Mexico where net operating loss carryforwards are limited to ten years.
          For the three months ended March 31, 2009, the Company reported an income tax provision of approximately $1.4 million compared to an income tax provision of $4.1 million for the three months ended March 31, 2008. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Current:
United States — Alternative minimum tax	$(269)	$—
United States — Foreign withholding	(260)	(177)
Argentina	(465)	(2,093)
Australia	(1,455)	(2,728)
Mexico	(42)	(6)
Deferred:
United States	1,549	474
Argentina	—	309
Australia	(532)	510
Chile	339	(1,137)
Mexico	4,136	772
Bolivia	(4,418)	—

Income tax provision	$(1,417)	$(4,076)

          The income tax provision for the three months ended March 31, 2009 and 2008 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets.
NOTE I — DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
          The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.2 million for the three months ended March 31, 2009 and 2008. Contributions are based on a percentage of the salary of eligible employees.

401(k) Plan
          The Company maintains a retirement savings plan, which qualifies under Section 401(k) of the U.S. Internal Revenue code, covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.2 million and $0.3 million in the three months ended March 31, 2009 and 2008, respectively and plan expenses charged to operations were $0.2 million and $0.2 million, respectively.
NOTE J — STOCK-BASED COMPENSATION PLANS
          The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee stock-based compensation charged to operations and capital projects under these Plans was $2.6 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.
Annual Incentive Plan
          Under the Annual Incentive Plan, the Board of Directors may annually approve cash-based awards to the executive officers and key management employees based on certain Company and employee performance measures. Cash payments for the three months ended March 31, 2009 and 2008, amounted to $2.2 million and $2.6 million, respectively, and relate to accruals for the years 2008 and 2007, respectively.
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
          The number of shares authorized to be issued under this plan was 2.9 million shares. There were 0.6 million shares reserved for issuance under this plan at March 31, 2009 for stock options previously awarded. No further awards will be made under this plan.
2003 Long-Term Incentive Plan
          The 2003 Long-Term Incentive Plan, or LTIP was approved by our shareholders on May 20, 2003, and replaced our 1989 Long-Term Incentive Plan. Under the plan, the Company may grant nonqualified stock options, incentive stock options, SARs, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards to its executive officers and other key employees.
          The number of shares authorized for grant under this plan was 6.8 million shares. There were 4.6 million shares reserved for issuance under this plan at March 31, 2009. Of these 4.6 million shares, 0.2 million shares are available for future grants. There are 3.0 million options and 1.4 million performance shares outstanding under this plan at March 31, 2009.

Non-Employee Directors’ Plan
          On June 3, 2005, the Company’s shareholders approved the 2005 Non-Employee Directors’ Equity Incentive Plan and authorized 500,000 shares of common stock for issuance under the plan. During the first quarter of 2009 and 2008, 160,000 and 55,782 shares were issued in lieu of $0.2 million and $0.3 million, respectively, of directors’ fees. At March 31, 2009, 0.2 million shares are reserved for issuance under this plan.
          Under the previous directors’ plan, options were granted only in lieu of annual directors’ fees. At March 31, 2009, 0.4 million shares are reserved for issuance under this plan for stock options previously awarded. No further grants of options will be made under this plan.
           As of March 31, 2009 and 2008, options to purchase 4,002,265 shares and 2,562,127 shares of common stock, respectively, were outstanding under the Long-Term and the Directors’ Plans described above. The options are exercisable at prices ranging from $0.74 to $7.09 per share.
           Stock options and SARs granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of the grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity based awards and SARs are accounted for as liability based awards. The value of the SARs are remeasured each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.
           Restricted stock and restricted stock units granted are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as an equity-based awards and restricted unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when exercised.
           Performance shares and Performance units awarded are accounted for at fair value. Performance share awards are accounted for as an equity-based award and performance units are accounted for as liability based awards. Performance share and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when exercised.
           The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2009 and 2008 for stock based compensation awards was $1.7 million. The SAR’s, restricted stock units and performance units are liability based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense.
          As of March 31, 2009, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
          The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at March 31, 2009. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model:

	Three Months Ended
		March 31,
	Stock Options		SARs
	2009	2008	2009
Weighted average fair value of stock options granted and SAR’s outstanding	$0.39	$2.55	$0.55
Expected volatility	70.8%	56.2%	74.4%
Expected life	6 years	6 years	5.8 years
Risk-free interest rate	2.08%	3.0%	1.6%
Expected dividend yield	—	—	—
          The expected volatility is determined using historical volatilities based on historical stock prices. The Company estimated the expected life of the options and SARs granted using the midpoint between the vesting date and the original contractual term. The risk free rate was determined using the yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option or SAR. The Company has not paid dividends on its common stock since 1996.
          The following table summarizes stock option and SARs activity during the three months ended March 31, 2009:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2008	2,433,182	$3.38	—	$—
Granted	1,637,131	1.00	1,124,634	1.00
Exercised	—	—	—	—
Canceled/forfeited	(68,048)	4.63	—	—

Outstanding at March 31, 2009	4,002,265	$2.38	1,124,634	$1.00

          Options to purchase 1,929,350 shares were exercisable at March 31, 2009 at a weighted average exercise price of $3.20.
          As of March 31, 2009, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.7 years.
          The following table summarizes restricted stock and restricted units activity during the three months ended March 31, 2009:

	Restricted Stock		Restricted Units
				Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	March 31, 2009
Outstanding at December 31, 2008	730,523	$4.15	—	$—
Granted	989,781	0.69	674,779	0.94
Vested	(263,259)	4.35	—	—
Cancelled/Forfeited	(47,842)	4.30	—	—

Outstanding at March 31, 2009	1,409,203	$1.68	674,779	$0.94

          As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to restricted stock and restricted unit awards to be recognized over a weighted-average period of 1.6 years.

          The following table summarizes performance shares and performance units activity during the three months ended March 31, 2009:

	Performance Shares		Performance Units
				Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	March 31, 2009
Outstanding at December 31, 2008	547,528	$4.74	—	$—
Granted	982,281	0.86	674,779	1.18
Vested	—	—	—	—
Cancelled/Forfeited	(166,982)	5.12	—	—

Outstanding at March 31, 2009	1,362,827	$1.90	674,779	$1.18

           As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.5 years.
NOTE K — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
           The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These arrangements are entered into to manage its exposure to changes in foreign currency exchange rates and gold and silver prices. The Company may also manage price risk through the purchase of put options.
Palmarejo Gold Production Royalty
          On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus the Franco-Nevada warrant to acquire Franco-Nevada Common Shares (Franco-Nevada warrant) (valued at $3.0 million at closing of the transaction). The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation will commence on July 1, 2009 and end when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounce of gold minimum is considered a derivative financial instrument under SFAS No. 133. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at March 31, 2009 was a liability of $12.7 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $4.4 million at March 31, 2009. These derivative instruments are recorded in prepaid expenses and other or accrued liabilities and other on the balance sheet and adjusted to fair value through current earnings. During the first quarter of 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $12.7 million and a gain of $1.4 million, respectively.
Forward Foreign Exchange Contracts
          During the fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.
           The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.57 pesos to each U.S. dollar. At March 31, 2009, the Company had Mexican peso foreign exchange contracts of $18.3 million in U.S. dollars. As of March 31, 2009, the fair value of these contracts was a liability of $0.8 million.
          The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. At March 31, 2009, the Company had Argentine peso foreign exchange contracts of $8.9 million in U.S. dollars. As of March 31, 2009, the fair value of these contracts was an asset of $0.5 million.
Gold Lease Facility
          On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation, (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. The Company has committed to deliver this number of ounces of gold to MIC over the next twelve months on scheduled delivery dates. The Company is required to pledge certain collateral, including standby letters of credits of $5.5 million and $7.5 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet. As of March 31, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 31% and 15% discount rate, respectively, the fair value of the instrument was a liability of $17.2 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of March 31, 2009 was $19.9 million. A credit risk adjustment of $2.7 million to the fair value of the derivative required by SFAS 157 reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $17.2 million.
Concentrate Sales Contracts
          The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in prepaid expenses and other), or derivative liabilities (in accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2009, the Company had outstanding provisionally priced sales of $33.3 million consisting of 2.1 million ounces of silver and 7,903 ounces of gold, which had a fair value of approximately $34.6 million, including the embedded derivative. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative.
Commodity Derivatives
          During the first quarter of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options were offset by proceeds received from the sale of gold call options. At March 31, 2009, the Company has purchased put options that allow it to deliver 2.7 million ounces of silver at a strike price of $9.00 per ounce if the market price of silver were to fall below the strike price. The Company also has written call options that require it to deliver 23,910 ounces of gold at a strike price of $1,100 per ounce if the market price of gold exceeds the strike price. In addition, the Company has written put options that require it to purchase 21,529 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire during the remainder of 2009. The purchased silver put options and written gold call options were entered into at a net zero cost. The Company received proceeds of $1.2 million on the sale of the gold put options. As of March 31, 2009 the fair market value of these contracts was a net liability of $1.4 million.
           As of March 31, 2009, the company had the following derivative instruments that settle in each of the years indicated in the table: (In thousands except average rates, ounces and per share data)

	2009	2010	2011	Thereafter
Palmarejo gold production royalty	$11,512	$23,390	$24,027	$136,156
Average rate	$460.46	$467.77	$480.51	$495.13
Notional ounces	25,002	50,004	50,004	274,990

Franco-Nevada Warrant	$5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,436	—	—	—

Mexican peso forward purchase contracts	$18,300	—	—	—
Average rate (MXP/$)	13.57	—	—	—
Mexican peso notional amount	248,276	—	—	—

Argentine peso forward purchase contracts	$8,900	—	—	—
Average rate (ARS/$)	4.04	—	—	—
Argentine peso notional amount	35,900	—	—	—

Gold lease forward purchase contracts	$18,300	—	—	—
Average rate	$850.00	—	—	—
Notional ounces	21,529	—	—	—

Silver concentrate sales agreements	$26,552	—	—	—
Average rate	$12.60	—	—	—
Notional ounces	2,107,190	—	—	—

Gold concentrate sales agreements	$6,727	—	—	—
Average rate	$851.21	—	—	—
Notional ounces	7,903	—	—	—

Gold put options sold	$18,300	—	—	—
Average rate	$850.00	—	—	—
Notional ounces	21,529	—	—	—

Gold call options purchased	$26,301	—	—	—
Average rate	$1,100.00	—	—	—
Notional ounces	23,910	—	—	—

Silver put options	$24,300	—	—	—
Average rate	$9.00	—	—	—
Notional ounces	2,700,000	—	—	—

          The following summarizes classification of the fair value of the derivative instruments as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009
	Prepaid	Accrued	Other
	Expenses	liabilities	long-term
	and other	and other	liabilities

Gold lease facility	$1,095	$—	$—
Forward foreign exchange contracts	517	805	—
Palmarejo gold production royalty	—	2,191	10,554
Franco-Nevada warrant	4,423	—	—
Put and call options	—	1,422	—
Concentrate sales contracts	$2,528	$1,230	$—

	$8,563	$5,648	$10,554

	As of December 31, 2008
	Prepaid	Accrued	Other
	Expenses	liabilities	long-term
	and other	and other	liabilities

Gold lease facility	$1,194	$—	$—
Forward foreign exchange contracts	3,467	—	—
Senior secured floating note warrant	—	15,277	—
Senior secured floating note conversion option	—	21,566	—
Concentrate sales contracts	$1,476	$2,590	$—

	$6,137	$39,433	$—

     The following represent the unrealized gains (losses) on derivative investments as of March 31, 2009 and 2008 :

	Three months ended
	March 31,
	2009	2008
Gold Lease facility	(100)	—
Forward Foreign Exchange Contracts	(3,754)	—
Palmarejo Gold royalty	(12,745)	—
Franco-Nevada warrant	1,423	—
Put and Call options	(167)	—
Senior secured floating note warrant	4,277	—
Senior secured floating note conversion option	1,820	—

	(9,246)	—

           The company recorded unrealized losses of $9.2 million for the three month ended March 31, 2009, which is reflected in unrealized losses on derivatives.
Credit Risk
          The credit risk exposure related to any potential derivative instruments is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large creditworthy companies and limits credit exposure to each. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where positions may need to be revised, the Company deals only in markets that it considers highly liquid.
NOTE L — COMMITMENTS AND CONTINGENCIES
Labor Union Contract
          The Company maintains two labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. Certain employees at San Bartolomé are covered by a labor agreement that became effective October 11, 2007. This Bolivian labor agreement does not have a fixed term. As of March 31, 2009, the Company had approximately 27% of its worldwide labor force covered by collective bargaining agreements.
Termination Benefits
          In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of March 31, 2009, the total benefit expected to be incurred under this plan is approximately $5.0 million of which $3.8 million has been paid to previously terminated employees. The liability is recognized ratably over the minimum future service period. The amount accrued as of March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

Beginning Balance	$445	$820
Accruals	35	102
Payments	—	(387)

Ending Balance	$480	$535

          The Company does not have a written severance plan for any of its foreign operations, including its operations in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $2.6 million as of March 31, 2009.
Kensington Production Royalty
          On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc., acquired from Echo Bay and Echo Bay Alaska, Inc. a 50% ownership interest of Echo Bay Exploration Inc. or Echo Bay, which provides the Company with indirect 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.
NOTE M — SIGNIFICANT CUSTOMERS
          The Company markets its refined metal and concentrates to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and “high tech” industries. Coeur has five trading counterparties (Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 66.7% of total metal sales for the three months ended March 31, 2009 and 34.9% for the three months ended March 31, 2008. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
          The Company is geographically diverse in marketing its precious metals doré and concentrates to third party refiners and smelters. These clients are located in Mexico, Japan, Switzerland, Australia and the United States (Penoles, Dowa, Valcambi, Nyrstar, Johnson Matthey). Sales of precious metals concentrates and doré to third-party smelters and refiners amounted to approximately 33.3% and 65.1% of precious metal sales for the three months ended March 31, 2009 and 2008, respectively. The loss of any one smelting client may have a material adverse effect if alternative smelters are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.
NOTE N — SEGMENT REPORTING
          Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of Operations and the President of South American Operations.
          The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo, Endeavor and Broken Hill mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. Refined gold and silver produced by the Rochester and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet and Mitsui. Concentrates produced at the Endeavor and Broken Hill mines are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
          Revenues from silver sales were $45.3 million and $43.3 million for the three months ended March 31, 2009 and 2008, respectively. Revenues from gold sales were $4.5 million and $13.9 million for the three months ended March 31, 2009 and 2008, respectively.
          Financial information relating to the Company’s segments is as follows:

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Project	Other	Total

Three Months Ended March 31, 2009

Total net sales of metals	$9,380	$1,715	$8,873	$1,301	$4,709	$23,815	$—	$—	$—	$49,793

Productions costs applicable to sales	4,707	1,211	4,470	354	787	15,188	—	—	—	26,717
Depreciation and depletion	470	1,068	1,318	365	747	5,173	—	—	138	9,279
Exploration expense	(24)	738	371	—	—	—	12	2,097	633	3,827
Other operating expenses	168	1,331	—	—	—	—	(1)	200	7,376	9,074

Interest and other income	99	743	(867)	—	—	861	—	85	(34)	887
Interest expense	—	—	(107)	—	—	(44)	(7)	1,166	(1,773)	(765)
Gain on debt extinguishment	—	—	—	—	—	—	—	—	15,703	15,703
Unrealized (losses) on derivatives and other	—	—	—	—	—	—	—	(11,322)	2,076	(9,246)
Income tax benefit (expense)	—	339	(465)	—	—	(4,418)	—	4,136	(1,009)	(1,417)

Net income (loss)	$4,158	$(1,551)	$1,275	$582	$3,175	$(147)	$(18)	$(8,232)	$6,816	$6,058

Segment assets (A)	$38,058	$42,632	$33,004	$40,731	$25,402	$291,409	$348,549	$422,314	$1,665,512	$2,907,611

Capital expenditures(B)	$51	$331	$381	$—	$—	$5,653	$6,343	$65,511	$44	$78,314

					Broken	San
	Rochester	Cerro Bayo	Martha	Endeavor	Hill	Bartolomé	Kensington
	Mine	Mine	Mine	Mine	Mine	Project	Project	Palmarejo	Other	Total

Three Months Ended March 31, 2008

Total net sales of metals	$19,985	$16,957	$8,747	$5,191	$6,406	$—	$—	$—	$—	$57,286

Productions costs applicable to sales	12,790	8,056	3,356	398	685	—	—	—	—	25,285
Depreciation and depletion	590	2,818	909	427	684	—	—	106	129	5,663
Exploration expense	43	863	999	—	—	25	22	1,002	788	3,742
Other operating expenses	—	4	9	—	—	—	150	5,785	8,361	14,309

Interest and other income	5	1,322	(172)	—	—	—	22	(562)	716	1,331
Interest expense	—	—	—	—	—	—	—	—	821	821
Income tax expense	—	1,137	1,784	—	—	—	—	(772)	1,927	4,076

Net income (loss)	$6,567	$5,401	$1,518	$4,366	$5,037	$(25)	$(150)	$(6,683)	$(11,310)	$4,721

Segment assets (A)	$54,308	$62,278	$38,703	$45,017	$28,332	$211,710	$310,804	$1,775,954	$7,750	$2,534,856

Capital expenditures(B)	$10	$1,240	$1,816	$—	$—	$36,460	$9,648	$15,326	$9	$64,509

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balances represent cash flow amounts.

	Three Months Ended March 31,
	2009	2008

Assets
Total assets for reportable segments	$2,907,611	$2,534,856
Cash and cash equivalents	38,146	206,178
Short-term investments	—	92,526
Other assets	86,527	68,655

Total consolidated assets	$3,032,284	$2,902,215

Geographic Information

	Three Months Ended March 31,
	2009	2008

Revenues:
United States	$9,380	$19,985
Australia	6,010	11,597
Chile	1,715	16,957
Argentina	8,873	8,747
Bolivia	23,815	—
Mexico	—	—
Other Foreign Countries	—	—

Total	$49,793	$57,286

	Three Months Ended March 31,
	2009	2008

Long-Lived Assets:
United States	$353,616	$314,632
Australia	63,689	67,964
Chile	28,553	26,608
Argentina	17,594	19,541
Bolivia	259,982	185,772
Mexico	2,045,376	1,771,087
Other Foreign Countries	154	181

Total	$2,768,964	$2,385,785

NOTE O — LITIGATION AND OTHER EVENTS
Federal Court (Alaska) Kensington Project Permit Challenge
          On September 12, 2005, three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers, or the Corps of Engineers and the U.S. Forest Service or USFS seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The plaintiffs claim the Clean Water Act or CWA Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
          On August 4, 2006, the Federal District Court in Alaska dismissed the plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006, the plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals and on August 9, 2006 the plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
          On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit, and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The U.S. Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. Arguments were made before the Supreme Court by both parties on January 12, 2009. On May 4, 2009 the Supreme Court ordered supplemental briefing by the parties, to be completed by May 22, 2209. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.
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
States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation
          During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. To date, no claim has been made for any clean up costs against either the Company or Callahan.
          During 2001, the USFS made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940’s. The USFS believes that some cleanup action is required at the location. However, the Company did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes that it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.
          During 2002, the U.S. Environmental Protection Agency, or EPA, made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960s, shut the operations down in the early 1970s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. In January 2009, the EPA and the State of Maine made additional formal requests for information relating to the Maine Callahan mine site. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.
          In January 2003, the USFS made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and, to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the USFS is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.
NOTE P — RELATED PARTY TRANSACTIONS
          A member of the Company’s board of directors serves as a Managing Director of Deutsche Bank Securities Inc. The Company paid approximately $5.0 million to Deutsche Bank Securities Inc. in offering costs, in connection with the issuance of the 3 1/4% Convertible Senior Notes in March 2008.
NOTE Q — SUBSEQUENT EVENTS
          On April 17, 2009, an additional $2.3 million of the $230 million 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 1.3 million shares of the Company’s common stock.
          During May 2009, the Company purchased put options to reduce risk associated with changes in silver prices. The cost of these put options were offset by proceeds received from the sale of gold call options. The Company purchased put options that allow it to deliver 2.7 million ounces of silver at a strike price of $9.00 per ounce if the market price of silver were to fall below the strike price and sold call options that require it to deliver 22,920 ounces of gold at a strike price of $1,100 per ounce if the market price of gold exceeds the strike price. The contracts will expire during the first and second quarters of 2010.
          During May 2009, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso operating costs at its Palmarejo project. The contracts require the Company to exchange $4.2 million U.S. dollars for Mexican pesos at an exchange rate of 14.12 pesos for each U.S. dollar.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on SEC Form 10-K for the year ended December 31, 2008, as well as other publicly available information.
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
          MD&A includes references to total operating cash costs and cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and is not a measurement calculated under U.S. generally accepted accounting principles or GAAP. A reconciliation of total operating cash costs and cash costs per ounce to production expenses, which is calculated under GAAP, is also provided in section “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.
General
          The Company is a large primary silver producer with significant gold assets located in North America and is engaged, through its subsidiaries, in the operation and ownership, development and exploration of silver and gold mining properties and companies located primarily within South America (Chile, Argentina and Bolivia), Mexico (Chihuahua), the United States (Nevada and Alaska) and Australia (New South Wales). Coeur is an Idaho corporation incorporated in 1928.
          The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.
          The results of the Company’s operations are significantly affected by the market prices of silver and gold, which may fluctuate widely and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors.
          The average price of silver (Handy & Harman) and gold (London Final) for the first three months of 2009 was $12.65 and $908.41 per ounce, respectively. The market price of silver and gold on May 7, 2009 was $13.82 per ounce and $912.25 per ounce, respectively.
          In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters with which management considers in evaluating the Company’s financial condition and results of operations include:
•	Coeur owns 100% of Coeur Mexicana S.A. de C.V., which has developed and is now operating the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. The Company also controls other exploration-stage properties in northern Mexico. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. The royalty is payable when the market price per ounce of gold is greater than $400.00.

•	Coeur owns, either directly or indirectly, 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is an open pit silver mine in Bolivia where commercial production commenced June 2008. The Company’s total silver production increased by 2.1 million ounces during the first quarter of 2009 as a result of production from the San Bartolomé mine.

•	Coeur owns, either directly or indirectly, 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the underground high-grade silver Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002. In 2007, the Company built a stand-alone mill to process ore from the Martha mine which previously was transported to its Cerro Bayo mine for processing. The Company carries on an active exploration program at its Martha mine and on its other land in Santa Cruz, which totals over 560 square miles.

•	The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada that has been 100% owned and operated by the Company since 1986. The active mining of ore at the Rochester mine was completed during 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations.

•	In September 2005, the Company acquired, for $36.9 million, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd., a wholly-owned subsidiary of Perilya Limited. The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine.

•	In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves, up to 20.0 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine located in New South Wales, Australia, which has been in production since 1983.

•	Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high-grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 176 square mile property package in southern Chile. During the fourth quarter of 2008, the Company temporarily suspended operations at Cerro Bayo in order to conserve existing reserves and focus on exploration and development of new discoveries and existing veins. The temporary suspension resulted in decreased gold sales in the first quarter of 2009. The Company’s objective is to recommence production at lower costs and higher production rates in 2010.

•	The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is an advanced development-stage underground gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit was filed in 2005 in Federal Court challenging a certain permit necessary for construction of a tailings facility. During 2008, the Company continued all surface facility construction activities not impacted by the legal challenge. The Company will provide an updated timetable and cost estimates once it receives a decision from the U.S. Supreme Court, more fully described in “ Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Litigation and other events” below.
          Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.
Operating Highlights and Statistics
          South American Operations
          San Bartolomé Mine
          The San Bartolomé Mine was placed into service in June 2008. Silver production for the first quarter of 2009 was 2.1 million ounces of silver. Total operating costs per ounce during the first quarter of 2009 were $6.74 per ounce and total cash costs per ounce, including royalties and taxes, were $8.17 per ounce. Operations are now performing consistently at designed rates and the Company expects production for 2009 to be approximately 9.0 million ounces of silver.
          Martha Mine
          Silver production was 808,007 ounces in the first quarter of 2009 compared to 650,636 ounces in the first quarter of 2008. The increase in silver production was primarily due to higher tons milled and higher silver grades. Total operating costs per ounce in the first quarter of 2009 were $5.74 per ounce and total cash costs per ounce, including royalties and taxes, were $6.21 per ounce as compared to $5.98 and $6.67 per ounce respectively, in 2008. The decrease in total cash cost per ounce was primarily due to an increase in silver production attributable to a 210% increase in tons milled in the first quarter of 2009 compared to the first quarter of 2008.
          Cerro Bayo Mine
          On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to higher operating costs. There was no production at the mine during the first quarter of 2009 as compared to 434,030 silver ounces and 10,129 gold ounces produced during the first quarter of 2008. The Company is focused on exploring its holdings and developing a new mine plan and ore reserves in an effort to resume operations in 2010.
North American Operations
          Rochester Mine
          In August 2007, mining and crushing operations at the Rochester mine were suspended as ore reserves were fully mined. During the third quarter of 2008, the Company revised its estimates of silver ounces contained in the heap inventory. Consequently, the Company extended the anticipated completion of its residual leaching phase from 2011 to 2014. Silver production was 469,861 ounces and gold production was 2,818 ounces during the first quarter of 2009 compared to 680,510 ounces of silver and 5,851 ounces of gold in the first quarter of 2008. Total cash operating costs per ounce in the first quarter of 2009 was $2.82 and total cash costs per ounce, including production taxes, increased to $3.36 from $(1.26) in the first quarter of 2008. The increase in total cash cost per ounce was primarily due to lower by-product credits from gold production as compared to the first quarter of 2008.
          Palmarejo Mine
          Coeur owns 100% of Coeur Mexicana S.A. de C.V., which has developed and is now operating the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. The Company also controls other exploration-stage properties in northern Mexico. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. The royalty is payable when the market price per ounce of gold is greater than $400.00.
Australia Operations
          Endeavor Mine
          Silver production at the Endeavor mine in the first quarter of 2009 was 141,814 ounces of silver compared to 228,499 ounces of silver in the first quarter of 2008. The decrease in silver production was primarily due to a 32.4% decrease in tons milled and a 27% decrease in ore grades as compared to the first quarter of 2008. Total cash costs per ounce of silver produced were $4.94 in the first quarter of 2009 compared to $2.35 in the first quarter of 2008. The increase in total cash cost per ounce was primarily due to the price participation component terms of the transaction which were not in effect during the first quarter of 2008. CDE Australia Pty. Ltd, a wholly owned subsidiary of Coeur, pays Cobar Operations Pty. Limited an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment of 50% of the amount by which the silver price exceeds $7.00 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered.
          As of March 31, 2009, CDE Australia had recovered approximately 44.1% of the transaction consideration consisting of 2.2 million payable ounces, or 11.1%, of the 20.0 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.
          Broken Hill Mine
          Silver production at the Broken Hill Mine in the first quarter of 2009 was 389,410 ounces compared to 386,481 ounces in the first quarter of 2008. The increase in silver production is primarily due to a 41.3% increase in silver ore grades partially offset by a 27.1% decrease of tons milled. Total cash costs per ounce of silver production were $3.45 in the first quarter of 2009 compared to $3.72 in the first quarter of 2008. The decrease is due to higher silver ounce production as compared to the first quarter of 2008.
          On September 8, 2005, CDE Australia acquired all of the silver production and reserves, up to 17.2 million payable ounces (24.5 million contained ounces), contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd. (“PBH”), for $36.9 million including transaction fees. In addition, CDE Australia pays PBH an operating cost contribution of approximately $2.00 for each ounce of payable silver. Under the terms of the agreement, PBH may earn up to $0.75 million per year of additional consideration by meeting certain silver production thresholds. No additional payments pursuant to production thresholds were made during 2009.
          As of March 31, 2009, CDE Australia had recovered approximately 127.1% of the transaction consideration consisting of 5.8 million payable ounces, or 33.6%, of the 17.2 million payable silver ounces to which it is entitled to under the terms of the silver sale agreement.
          No assurances can be made that the mine will achieve its 17.2 million payable silver ounce target to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.
Operating Statistics
          The following table presents information by mine and consolidated sales information for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
San Bartolomé
Tons milled	363,779	—
Ore grade/Ag oz	6.80	—
Recovery/Ag oz	85.4%	—
Silver production ounces	2,113,551	—
Cash operating costs/oz	$6.74	—
Cash cost/oz	$8.17	—
Total cost/oz	$10.62	—
Martha Mine
Tons milled	27,817	8,977
Ore grade/Ag oz	31.69	74.46
Ore grade/Au oz	0.041	0.081
Recovery/Ag oz	91.7%	97.3%
Recovery/Au oz	84.4%	89.9%
Silver production ounces	808,007	650,636
Gold production ounces	973	654
Cash operating cost/oz	$5.74	$5.98

	Three Months Ended March 31,
	2009	2008
Cash cost/oz	$6.21	$6.67
Total cost/oz	$7.62	$7.96
Cerro Bayo
Tons milled	—	91,517
Ore grade/Ag oz	—	5.10
Ore grade/Au oz	—	0.123
Recovery/Ag oz	—	93.0%
Recovery/Au oz	—	90.2%
Silver production ounces	—	434,030
Gold production ounces	—	10,129
Cash operating cost/oz	—	$1.25
Cash cost/oz	—	$1.25
Total cost/oz	—	$7.65
Rochester(A)
Silver production ounces	469,861	680,510
Gold production ounces	2,818	5,851
Cash operating cost/oz	$2.82	$(2.18)
Cash cost/oz	$3.36	$(1.26)
Total cost/oz	$4.44	$(0.24)
Broken Hill
Tons milled	365,193	500,970
Ore grade/Ag oz	1.47	1.04
Recovery/Ag oz	72.7%	74.3%
Silver production ounces	389,410	386,481
Cash operating cost/oz	$3.45	$3.72
Cash cost/oz	$3.45	$3.72
Total cost/oz	$5.37	$5.49
Endeavor
Tons milled	166,971	247,163
Ore grade/Ag oz	1.19	1.63
Recovery/Ag oz	71.5%	56.8%
Silver production ounces	141,814	228,499
Cash operating cost/oz	$4.94	$2.35
Cash cost/oz	$4.94	$2.35
Total cost/oz	$7.52	$4.22
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	3,922,643	2,380,156
Gold ounces	3,791	16,634
Cash operating cost/oz	$5.67	$2.07
Cash cost per oz/silver	$6.61	$2.52
Total cost/oz	$8.63	$4.80

CONSOLIDATED SALES TOTALS (B)
Silver ounces sold	3,607,807	2,412,317
Gold ounces sold	5,096	14,762
Realized price per silver ounce	$12.48	$18.45
Realized price per gold ounce	$876	$965

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease which is currently expected to continue through 2014. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(B)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.
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
“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expense, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties, if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.
Total operating costs and cash costs per ounce are non-GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of cash costs to production costs under “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs” set forth below.
The following table presents a reconciliation between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, calculated in accordance with U.S. GAAP:
Three Months Ended March 31, 2009
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Broken Hill	Endeavor	Total
Production of silver (ounces)	2,113,551	808,007	—	469,861	389,410	141,814	3,922,643
Cash operating costs per ounce	$6.74	$5.74	$—	$2.82	$3.45	$4.94	$5.67
Cash costs per ounce	$8.17	$6.21	$—	$3.36	$3.45	$4.94	$6.61

Total operating cost (Non-GAAP)	$14,247	$4,635	$—	$1,326	$1,343	$701	$22,252
Royalties	3,024	384	—	—	—	—	3,408
Production taxes	—	—	—	254	—	—	254

Total cash costs (Non-GAAP)	17,271	5,019	—	1,580	1,343	701	25,914
Add/Subtract:
Third party smelting costs	—	(1,467)	—	—	(530)	(272)	(2,269)
By-product credit	—	883	—	2,557	—	—	3,440
Other adjustments	8	—	—	35	—	—	43
Change in inventory	(2,091)	35	1,211	535	(28)	(73)	(411)
Depreciation, depletion and amortization	5,173	1,140	—	470	747	366	7,896

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$20,361	$5,610	$1,211	$5,177	$1,532	$722	$34,613

Three Months Ended March 31, 2008
(In thousands except ounces and per ounce costs)

	Martha	Cerro Bayo	Rochester	Broken Hill	Endeavor	Total
Production of silver (ounces)	650,636	434,030	680,510	386,481	228,499	2,380,156
Cash operating cost per ounce	$5.98	$1.25	$(2.18)	$3.72	$2.35	$2.07
Cash costs per ounce	$6.67	$1.25	$(1.26)	$3.72	$2.35	$2.52

Total operating cost (Non-GAAP)	$3,890	$544	$(1,481)	$1,436	$537	$4,926
Royalties	450	—	—	—	—	450
Production taxes	—	—	626	—	—	626

Total cash costs (Non-GAAP)	$4,340	$544	$(855)	$1,436	$537	$6,002
Add/subtract:
Third party smelting costs	(374)	(1,245)	—	(678)	(310)	(2,607)
By-product credit	612	9,465	5,393	—	—	15,470
Other adjustments	354	—	102	—	—	456
Change in inventory	(1,576)	(708)	8,150	(73)	171	5,964
Depreciation, depletion and amortization	837	2,778	590	684	427	5,316

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$4,193	$10,834	$13,380	$1,369	$825	$30,601

Exploration Activity
          In the first quarter, the Company expensed approximately $3.8 million to its global exploration program. The majority of this was devoted to exploration around its large operating properties.
Palmarejo (Mexico)
          The Company spent $2.1 million on exploration at the Palmarejo District during the first quarter of 2009 to discover new silver and gold mineralization and define new ore reserves.
          The focus of this work was drilling on the Guadalupe deposit designed to expand the size of the known silver and gold mineralization and initial drill testing of the La Curra located on the southern end of the Guadalupe structure. A total of 10,600 meters (35,000 feet) of drilling was completed in the first quarter of 2009.
Cerro Bayo Mine (Chile)
          Exploration at Cerro Bayo during the first quarter of 2009 focused on reserve development/delineation drilling, principally on the Delia vein, which occurs just southeast of the mill facility. Approximately 9,000 meters (29,500 feet) were drilled in the program. Positive results were received from the program and are expected to produce additional reserves and mineralized material. In addition, exploratory drilling was also conducted in the Marcela Sur area in the large Cerro Bayo district.
          Martha Mine (Argentina)
          At Martha, 1,400 meters (4,600 feet) of drilling was completed during the first quarter of 2009 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine and the new Betty and Isabel vein systems to the north of the mine. Drilling will continue throughout the year on these and other targets in the Martha mine district.
          In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the first quarter of 2009, the Company focused this effort on the Joaquin property. Joaquin is one of two properties on which the Company has an option to acquire a joint venture interest with Mirasol Resources Ltd.
Development Projects:
          Kensington (Alaska)
          The Kensington underground gold project, consisting of the Kensington and adjacent Jualin properties, is located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third party smelters. Waste material will be deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is presently by helicopter, float plane or boat from Juneau.
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
Critical Accounting Policies and Estimates
          Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Form 10-Q.
          Revenue Recognition
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
          Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other, or a derivative liability on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.
          The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.
          At March 31, 2009, the Company had outstanding provisionally priced sales of $33.3 million consisting of 2.1 million ounces of silver and 7,903 ounces of gold, which had a fair value of approximately $34.6 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $21,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $7,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
          Fair Value
          Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral for the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
          Estimates
          The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.
          We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of our assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. We did not record any write-downs for the three months ended March 31, 2009.
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
          Ore on leach pad
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
          The Company reported ore on leach pad of $29.5 million as of March 31, 2009. Of this amount, $8.8 million was reported as a current asset and $20.7 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
          The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
          If our estimate of ultimate recovery requires adjustment, the impact upon our inventory valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$0.71	$1.20	$1.55	$0.42	$0.75	$1.03
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$1.12	$3.17	$6.42	$0.53	$1.23	$2.20
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
          Reclamation and remediation costs
          The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
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
          The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at March 31, 2009.
Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
          Revenues
          Sales of metal in the first quarter of 2009 decreased by $7.5 million, or 13.1%, from the first quarter of 2008 to $49.8 million. The decrease in sales of metal was primarily due to lower metal prices and gold ounces sold, which was offset by an increase in the quantity of silver ounces sold. In the first quarter of 2009, the Company sold 3.6 million ounces of silver and 5,096 ounces of gold compared to 2.4 million ounces of silver and 14,762 ounces of gold for the same period in 2008. Realized silver and gold prices were $12.48 and $876 per ounce, respectively, in the first quarter of 2009 compared to $18.45 and $965 in the comparable quarter of 2008.
          Included in revenues is the by-product revenue associated with gold by-product sales. During the first quarter of 2009, by-product revenues totaled $4.5 million compared to $13.9 million in the first quarter of 2008. The decrease is due to a decrease in the quantity of gold sold in the first quarter of 2009, due primarily to the temporary suspension of mining operations at Cerro Bayo. The Company believes, based on best estimates, that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
          In the first quarter of 2009, the Company produced a total of 3.9 million ounces of silver and 3,791 ounces of gold, compared to 2.4 million ounces of silver and 16,634 ounces of gold in the first quarter of 2008. The increase in silver production is primarily due to the commencement of operations at the San Bartolomé Mine in June 2008. The decrease in gold production is primarily due to the temporary suspension of operations at the Cerro Bayo Mine in October 2008.
          Costs and Expenses
          Production costs applicable to sales in the first quarter of 2009 increased by $1.4 million, or 5.7%, from the first quarter of 2008 to $26.7 million. The increase in production costs in the first quarter of 2009 is primarily due to increased operating costs due to the commencement of operations at the San Bartolomé mine.

          Depreciation and depletion increased by $3.6 million, or 63.9%, in the first quarter of 2009 compared to the prior year’s first quarter, primarily due to increased depreciation and depletion expense from the San Bartolomé mine which began operations at the end of June 2008.
          Administrative and general expenses decreased by $1.0 million, or 11.5%, in the first quarter of 2009 compared to the same period in 2008 primarily due to a cost reduction plan designed to reduce non-operating costs.
          Exploration expenses of $3.8 million in the first quarter of 2009 were comparable to $3.7 million in the same period of 2008.
          A total of $1.5 million of idle facility expenses were incurred at the Cerro Bayo mine due to a temporary suspension of operating activity in October 2008. No idle facility expenses were recorded during the first quarter of 2008.
          No pre-development expenses were recorded in the first quarter of 2009. Pre-development expenses of $5.8 million were recorded as a result of pre-development activity at the Palmarejo project during the first quarter of 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures for the remainder of 2008 and during the first quarter of 2009.
          Other Income and Expenses
           Gains on debt extinguishments in the three months ended March 31, 2009 were $15.7 million recognized on the repurchase of a portion of the 3 1/4 % Convertible Senior Notes and the 1 1/4% Convertible Senior Notes. There were no gains on debt extinguishments recorded during the first quarter of 2008.
           Unrealized losses on derivative instruments in the three months ended March 31, 2009 were $9.2 million. The increase was primarily due to mark to market adjustments related to the royalty obligation were Franco-Nevada, warrant, the gold lease facility, warrants to acquire the Senior Secured Floating Convertible Notes, and forward foreign exchange contracts. No unrealized gains (losses) on derivative instruments were recorded during the first quarter of 2008.
          Interest and other income in the first quarter of 2009 decreased by $0.4 million to $0.9 million compared with the first quarter of 2008. The decrease was primarily due to lower levels of invested cash and short-term investments primarily due to funds expended on construction activities at the Palmarejo project and lower interest rates earned on the Company’s cash, cash equivalents and short-term investments.
          Interest expense, net of capitalized interest was $0.8 million in the first quarter of 2009 and is comparable to the first quarter of 2008. Capitalized interest increased by $16.9 million to $17.7 million in the first quarter of 2009 compared to $0.8 million in the prior year’s first quarter. The increase in capitalized interest was due to an increase in interest expense, related to the issuance of the 3 1/4% Convertible Senior Notes due 2028, Senior Secured Floating Rate Convertible Notes due 2012, gold lease facility, royalty obligation and other short term borrowings.
          Income Taxes
          For the three months ended March 31, 2009, the Company reported an income tax provision of approximately $1.4 million compared to an income tax provision of $4.1 million in the first quarter of 2008. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Current:
United States — Alternative minimum tax	$(269)	$—
United States — Foreign withholding	(260)	(177)
Argentina	(465)	(2,093)
Australia	(1,455)	(2,728)
Mexico	(42)	(6)
Deferred:
United States	1,549	474
Argentina	—	309
Australia	(532)	510
Chile	339	(1,137)
Mexico	4,136	772
Bolivia	(4,418)	—

Income tax provision	$(1,417)	$(4,076)

          During the first quarter of 2009, the Company recognized a current provision in certain foreign jurisdictions. The Company accrued foreign withholding taxes of approximately $0.3 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. The Company recognized a $5.5 million net deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a $4.4 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Bolivia.
          In the first quarter of 2008, due to higher metal prices, the Company recognized a current provision in the U.S. and certain foreign jurisdictions. The Company accrued foreign withholding taxes of approximately $0.2 million on interest payable on inter-company loans from the U.S. Parent to the Argentina and Australia subsidiaries. The Company recognized a $0.9 million deferred tax benefit in the U.S. and foreign jurisdictions for the recognition of the benefit of tax loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
          Working Capital; Cash and Cash Equivalents
          The Company’s working capital at March 31, 2009, increased by $23.2 million to approximately $14.7 million compared to a deficit of $(8.5) million at December 31, 2008. The increase in working capital was primarily a result of the proceeds from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012 and proceeds from the gold production royalty.
          Net cash provided by operating activities in the three months ended March 31, 2009 was $1.6 million compared to net cash used in operating activities of $7.6 million in the three months ended March 31, 2008. The increase of $9.3 million in cash flow from operations is primarily due to cash inflows related to accrued metal sales. Net cash used in investing activities in the first quarter of 2009 was $70.6 million compared to net cash used in investing activities of $104.3 million in the prior year’s comparable period. The decrease in cash used in investing activities is primarily due to lower capital investment activity at Kensington and San Bartolomé, offset by higher investment activity at Palmarejo. Net cash provided in financing activities was $86.3 million in the first quarter of 2009, compared to $219.5 million of net cash used the first quarter of 2008. The decrease was primarily due to the issuance of the Company’s 3 1/4% Convertible Senior Notes due 2028 in the aggregate principal amount of $230 million, on March 18, 2008, partially offset by cash proceeds from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012 and proceeds from the gold production royalty during the first quarter of 2009.

          Liquidity
          As of March 31, 2009, the Company’s cash equivalents and short term investments totaled $38.1 million. During the first quarter of 2009, the Company received approximately $95.4 million of cash proceeds consisting of $20.4 million from the exercise of a warrant relating to the Senior Secured Floating Rate Convertible Notes due 2012 and $75.0 million from a gold royalty stream transaction with Franco-Nevada Corporation. The Company believes that its liquidity and projected 2009 operating cashflows will be adequate to meet its obligations for at least the next twelve months.
          The Company may elect to defer some capital investment activities or to secure additional capital to assist in maintaining sufficient liquidity. In addition, if the Company decides to pursue the acquisition of additional mineral interests, new capital projects, or acquisitions of new properties, mines or companies, additional financing activities may be necessary. There can be no assurances that such financing will be available upon acceptable terms, when or if needed or at all.
          Capital Expenditures
          During the first quarter of 2009, capital expenditures totaled $78.3 million. The Company expended $65.5 million at the Palmarejo project, $6.3 million for construction and development activities at the Kensington project, $5.7 million for the development of the San Bartolomé project, $0.4 million at the Martha mine, $0.3 million at the Cerro Bayo Mine and $0.1 million at the Rochester Mine.
          Debt and Capital Resources
               Senior Secured Floating Rate Convertible Notes
          On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of convertible notes. The notes were convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price was $1.15 per share. The net proceeds to the Company were $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20.4 million.
          On January 12, 2009, the Company amended its agreement with the holders of the Senior Secured Floating Rate Convertible Notes to modify the exercise date to allow the holder to early exercise the warrant and fix the interest rate at 12.0% through July 15, 2009.
          On January 20, 2009, the Company received proceeds of $20.4 million from the early exercise of the warrant to purchase an additional $25 million aggregate principal amount of the Senior Secured Floating Rate Convertible Notes with terms similar to the notes it issued in October of 2008.
          As of March 31, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 have been fully converted into 64.3 million shares of the Company’s common stock and all $25 million of the notes issued in January from the warrant exercise have been converted into 36.9 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received common stock of the Company at an initial conversion rate of 869.5652 shares of the company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock or cash, at the election of the Company, representing the value of the interest that would be earned on the notes through the earlier of the fourth anniversary of the conversion date or October 15, 2013, at the interest rate applicable on the conversion date.

          The notes bore interest at LIBOR plus 7.50% per year, provided that in no event would the annual rate be less than 9.00% or more than 12.00%. As of December 31, 2008 the interest rate was 12%. Interest was payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes were the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and were secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary. See Note K — Derivative Financial Instruments and Fair Value of Financial Instruments for a discussion of the derivative features of the Senior Secured Floating Rate Convertible Notes.
          Interest on the notes for the three months ended March 31, 2009, prior to their conversion, was $2.3 million.
3 1/4% Convertible Senior Notes due 2028
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
          The notes provide for “net share settlement” of any conversions. Pursuant to this feature, upon conversion of the notes, the Company (1) will pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes and (2) will settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election.
          The notes are convertible under certain circumstances, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.68 per share of common stock, subject to adjustment in certain circumstances.
          During the three months ended March 31, 2009, $16.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 10.7 million shares of the Company’s common stock reducing the principal amount of the Notes outstanding to $213.4 million.
          Upon adoption of FSP No. APB 14-1, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the amortization of the debt discount. See Note C for required disclosures.
          Interest on the notes including accretion of the debt discount, for the three months ended March 31, 2009 and 2008 was $4.2 million and $0.6 million respectively.

1 1/4% Convertible Senior Notes due 2024
          The $180.0 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at March 31, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $7.60 per share, subject to adjustment in certain circumstances.
          The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
          During the three months ended March 31, 2009, $22.1 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 19.9 million shares of the Company’s common stock reducing the principal amount of the Notes outstanding to $157.9 million.
          Interest on the notes for the three months ended March 31, 2009 and March 31, 2008 was $0.5 million and $0.6 million, respectively.
Bank Loans
          During 2008, the Company’s wholly-owned Bolivian subsidiary, Minera Empressa Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term borrowings bear interest at rates ranging from 8.5% to 10.1% and mature between April and June 2009.
          During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Coeur South America, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines bear interest at rates ranging from 7.25% to 9.85% and mature at various dates in 2009 on or before July 1, 2009.
Litigation and Other Events
          Federal Court (Alaska) Kensington Project Permit Challenge
          On September 12, 2005, three environmental groups filed a lawsuit in Federal District Court in Alaska against the U.S. Army Corps of Engineers, or the Corps of Engineers and the U.S. Forest Service or USFS seeking to invalidate the permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The plaintiffs claim the Clean Water Act or CWA Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicts with the CWA. They additionally claim the USFS’s approval of the Amended Plan of Operations is arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
          On August 4, 2006, the Federal District Court in Alaska dismissed the plaintiffs’ challenge and upheld the Section 404 permit. On August 7, 2006, the plaintiffs filed a Notice of Appeal of the decision to the Ninth Circuit Court of Appeals and on August 9, 2006 the plaintiffs additionally filed a Motion for Injunction Pending Appeal with the Ninth Circuit Court. The Ninth Circuit Court granted a temporary injunction pending appeal on August 24, 2006, enjoining certain activities relating to the lake tailings facility.
          On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit, and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The U.S. Department of Justice, on behalf of the Corps of Engineers, and USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. Arguments were made before the Supreme Court by both parties on January 12, 2009. On May 4, 2009 the Supreme Court ordered supplemental briefing by the parties, to be completed by May 22, 2209. The Company expects a decision on the case pending with the Supreme Court in the second quarter of 2009. The Company cannot predict if it will prevail in this appeal.
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
          States of Maine, Idaho and Colorado Superfund Sites Related to Callahan Mining Corporation
          During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. To date, no claim has been made for any clean up costs against either the Company or Callahan.
          During 2001, the USFS made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940’s. The USFS believes that some cleanup action is required at the location. However, the Company did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes that it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.
          During 2002, the U.S. Environmental Protection Agency, or EPA, made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960s, shut the operations down in the early 1970s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. In January 2009, the EPA and the State of Maine made additional formal requests for information relating to the Maine Callahan mine site. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.
          In January 2003, the USFS made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and, to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the USFS is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
          The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, options, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative securities for profit. However, from time to time the Company may sell put or call option contracts on gold, generally to finance the purchase of put option contracts on silver. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.

          The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times, enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the market price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing its exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company may also manage price risk through the purchase of put options.
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
          At March 31, 2009, the Company had outstanding provisionally priced sales of $33.3 million, consisting of 2.1 million ounces of silver and 7,903 ounces of gold, which had a fair value of approximately $34.6 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $21,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $7,900.
          The Company operates, or has mining interests, in several foreign countries, specifically Bolivia, Chile, Argentina and Mexico, which exposes it to risks associated with fluctuations in the exchange rates of foreign currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial. The Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican and Argentinean pesos operating costs for 2009 at its Palmarejo and Martha mines. The contracts require the Company to exchange U.S. dollars for Mexican and Argentinean pesos at a weighted average exchange rate of $13.57 and $4.03, respectively, to each U.S. dollar. At March 31, 2009, the Company had total foreign exchange contracts of $27.2 million in U.S. dollars. As of March 31, 2009, the total fair value of the contracts was $26.9 million which included a net liability of $0.3 million due to mark to market adjustments.
          On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation, (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. The Company has committed to deliver this number of ounces of gold to MIC over the next twelve months on scheduled delivery dates. The Company is required to pledge certain collateral, including standby letters of credits of $5.5 million and $7.5 million of metal inventory held at our refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet. As of March 31, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 31% and 15% discount rate, respectively the fair value of the instrument was a liability of $17.2 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of March 31, 2009 was $19.9 million. A credit risk adjustment of $2.7 million to the fair value of the derivative required by SFAS No. 157 reduced the reported amount of the net derivative liability on the company’s consolidated Balance sheet to $17.2 million. The Company recorded an unrealized loss of $0.1 million for the three months ended March 31, 2009, which is reflected in earnings as unrealized gains on derivatives.
          The fair value of the Company’s 3 1/4% Convertible Senior Notes and 1 1/4% Convertible Senior Notes at March 31, 2009 was $103.5 million and $93.1 million, respectively. The fair value was estimated based upon bond market closing prices near the balance sheet date.
          During the first quarter of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options were offset by proceeds received from the sale of gold call options. At March 31, 2009, the Company has purchased put options that allow it to deliver 2.7 million ounces of silver at a strike price of $9.00 per ounce if the market price of silver were to fall below the strike price. The Company also has written call options that require it to deliver 23,910 ounces of gold at a strike price of $1,100 per ounce if the market price of gold exceeds the strike price. In addition, the Company has written put options that require it to purchase 21,529 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire during the remainder of 2009. The purchased silver put options and written gold call options were entered into at a net zero cost. The Company received proceeds of $1.2 million on the sale of the gold put options. As of March 31, 2009 the fair market value of these contracts was a net liability of $1.4 million.
Item 4. Controls and Procedures
          (a) Disclosure Controls and Procedures
          The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at March 31, 2009, that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of March 31, 2009.
(b) Changes in Internal Control Over Financial Reporting
          Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
          For a discussion on legal proceedings, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Litigation and other events.”
Item 1A. Risk Factors
          Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results except to the extent those risk factors have been updated in this Form 10-Q, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.
The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.
          Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 90.9% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.
          The market prices of silver (Handy & Harman) and gold (London Final) on May 7, 2009 were $13.82 and $912.25 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
          We have incurred significant capital expenditures in recent years to acquire and develop new mining properties. Our ability to complete the funding of these properties depends to a significant extent on both our operating performance, which in turn depends on our production of silver and gold and the price of silver and gold, as well as on our ability to raise funds through the sale of debt and equity securities. The current global financial crisis has increased our cost of funds and may impede our ability to raise any additional funds that could be required in the future. There can be no assurances that such funds will be available upon acceptable terms, or at all, when or if needed.
Our future operating performance may not generate cash flows sufficient to meet our debt payment obligations.
          As of March 31, 2009, we had a total of approximately $440.6 million of outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

The Palmarejo project is in the beginning stages of commercial production and involves significant risks associated with the commencement of commercial production.
          There can be no assurance that significant losses will not occur at the Palmarejo project in the near future or that the Palmarejo project will be profitable in the future. Coeur’s operating expenses and capital expenditures may increase as needed consultants, personnel and equipment associated with advancing exploration, development and commercial production of the Palmarejo project and any other properties Coeur may acquire are added. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development and the results of consultants’ analyses and recommendations, which are beyond Coeur’s control.
Our business depends on good relations with our employees.
          The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of March 31, 2009, unions represented approximately 27% of our worldwide workforce. On that date, the Company had nine employees at its Cerro Bayo mine and 136 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 174 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased(1)	(or unit)	or programs	programs

1/1/09 - 1/31/09	38,981	$0.90	—	—

2/1/09 - 2/29/09	12,312	$0.77	—	—

3/1/09 - 3/31/09	31,439	$0.86	—	—

Total	82,732	$0.87	—	—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

Maximum number
			Total number of	(or approximate
			shares (or units)	dollar value) of
			sold as	shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	received per share	announced plans	sold under the
Period	sold	(or unit)	or programs	plans or programs

1/1/09 - 1/31/09	—	—	—	—

2/1/09 - 2/29/09	—	—	—	—

3/1/09 - 3/31/09	19,880,566 (2)	$0.65	—	—
	10,747,732 (3)	$0.68

Total	30,628,298	$0.66	—	—

(2)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $22.2 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(3)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $16.6 million aggregate principal amount of its 3.25% Convertible Senior Notes due 2028.
Item 6. Exhibits
             Exhibits.

3.1	Certificate of Designations, Powers and Preferences of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3.C of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December

7, 2007 (Incorporated herein by reference to Exhibit 3(G) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(H) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.4	Restated and Amended Articles of Incorporation of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(J) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.5	Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.1	Indenture, between the Registrant and The Bank of New York Mellon, as trustee, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2008).

4.2	First Supplemental Indenture and Security Agreement, among the Registrant, Coeur Rochester, Inc., as grantor, and The Bank of New York Mellon, as trustee, dated as of October 20, 2008 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2008).

4.3	Amendment No. 2, dated as of January 12, 2009, between the Registrant and The Bank of New York Mellon to the First Supplemental Indenture and Security Agreement, dated as of October 20, 2008, among the Registrant, Coeur Rochester, Inc., and The Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed January 12, 2009)

4.4	Agreement and Consent, dated as of January 12, 2009, by and among the Registrant, JMB Capital Partners Master Fund, L.P. and Lonestar Partners LP (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed January 12, 2009).

4.5	Senior Secured Floating Rate Convertible Note due 2012, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 22, 2008).

4.6	Warrant to Purchase Senior Secured Floating Rate Convertible Notes due 2012 of Coeur d’Alene Mines Corporation, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 22, 2008).

10.1	Second Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).

10.2	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).

10.3	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).

10.4	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).

10.5	Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated May 11, 2009	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated May 11, 2009	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer

Dated May 11, 2009	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and Chief Accounting Officer