Form 10-Q
period 2009-06-30
COEUR D ALENE MINES CORP
filed 2009-08-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Company had 150,000,000 shares of common stock, par value of $0.01, of which 75,401,603 shares were issued and outstanding as of August 4, 2009.

COEUR D’ALENE MINES CORPORATION

PART I. Financial Information
Item 1. Financial Statements
COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,668	$20,760
Short-term investments	—	7,881
Receivables	55,724	53,187
Ore on leach pad	8,648	9,193
Metal and other inventory	50,047	34,846
Deferred tax assets	404	240
Prepaid expenses and other	25,944	26,344

	165,435	152,451
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	578,667	500,025
Less accumulated depreciation	(102,234)	(88,717)

	476,433	411,308
MINING PROPERTIES
Operational mining properties	390,036	293,564
Less accumulated depletion	(138,491)	(131,730)

	251,545	161,834

Mineral interests	1,764,794	1,764,794
Less accumulated depletion	(25,305)	(16,796)

	1,739,489	1,747,998

Non-producing and development properties	322,148	356,912

	2,313,182	2,266,744
OTHER ASSETS
Ore on leach pad, non-current portion	19,528	20,998
Restricted assets	23,388	23,110
Receivables, non-current	38,293	34,139
Debt issuance costs, net	6,017	10,253
Deferred tax assets	4,947	4,666
Other	5,112	4,452

	97,285	97,618

TOTAL ASSETS	$3,052,335	$2,928,121

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except
	share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$97,009	$66,300
Accrued liabilities and other	28,148	64,673
Accrued income taxes	1,092	927
Accrued payroll and related benefits	7,628	8,106
Accrued interest payable	2,717	4,446
Current portion of capital lease and other short term obligations	13,414	14,608
Current portion of royalty obligation	24,644	—
Current portion of reclamation and mine closure	2,041	1,924

	176,693	160,984

LONG-TERM LIABILITIES
3 1/4% Convertible Senior Notes due 2028	123,929	185,001
1 1/4% Convertible Senior Notes due 2024	106,784	180,000
Senior Secured Floating Rate Convertible Notes due 2012	—	1,830
Non-current portion of royalty obligation	79,247	—
Non-current portion of capital lease obligations	22,526	16,837
Reclamation and mine closure	34,832	34,093
Deferred income taxes	552,173	557,449
Other long-term liabilities	5,386	6,015

	924,877	981,225

COMMITMENTS AND CONTINGENCIES
(See Notes F, G, K, L, M, N and P)

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000; 75,402,060 shares issued at June 30, 2009 and 56,779,909 shares issued at December 31, 2008	754	568
Additional paid-in capital	2,352,297	2,218,487
Accumulated deficit	(402,291)	(419,958)
Shares held in treasury, at cost (none at June 30, 2009 and 105,921 shares at December 31, 2008)	—	(13,190)
Accumulated other comprehensive income	5	5

	1,950,765	1,785,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,052,335	$2,928,121

     The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUES	(In thousands except per share data)

Sales of metal	$73,207	$50,024	$123,000	$107,310

COSTS AND EXPENSES
Production costs applicable to sales	49,549	24,873	76,266	50,158
Depreciation and depletion	21,160	6,306	30,439	11,969
Administrative and general	5,485	7,032	13,033	15,557
Exploration	3,791	4,725	7,618	8,468
Care and maintenance and other	1,140	—	2,666	—
Pre-development	—	10,657	—	16,441

Total cost and expenses	81,125	53,593	130,022	102,593

OPERATING INCOME (LOSS)	(7,918)	(3,569)	(7,022)	4,717

OTHER INCOME AND EXPENSE
Gain on debt extinguishments	23,135	—	38,838	—
Loss on derivatives, net	(4,609)	—	(13,855)	—
Interest and other income	2,492	177	3,379	1,507
Interest expense, net of capitalized interest	(5,193)	(867)	(5,958)	(1,687)

Total other income and expense	15,825	(690)	22,404	(180)

Income (loss) before income taxes	7,907	(4,259)	15,382	4,537
Income tax (provision) benefit	3,702	(1,118)	2,285	(5,193)

NET INCOME (LOSS)	11,609	(5,377)	17,667	(656)
Other comprehensive loss	—	(1,040)	—	(328)

COMPREHENSIVE INCOME (LOSS)	$11,609	$(6,417)	$17,667	$(984)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic income per share:
Net income (loss)	$0.17	$(0.10)	$0.27	$(0.01)

Diluted income per share:
Net income (loss)	$0.17	$(0.10)	$0.27	$(0.01)

Weighted average number of shares of common stock
Basic	70,045	55,010	65,620	55,003
Diluted	70,227	55,010	65,718	55,003
     The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(In thousands)
Unaudited

						Accumulated
	Common	Common	Additional		Shares	Other
	Stock	Stock	Paid-In	Accumulated	Held in	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Treasury	Income (Loss)	Total
Balances at December 31, 2008	56,780	$568	$2,168,646	$(419,339)	$(13,190)	$5	$1,736,663
Effect of change in accounting for convertible debt instrument (See Note C)	—	—	49,841	(619)	—	—	49,222

Balances at December 31, 2008 as adjusted	56,780	$568	$2,218,487	$(419,958)	$(13,190)	$5	$1,785,912
Net income	—	—	—	17,667	—	—	17,667
Reclassification of liability for embedded conversion option upon adoption of EITF 07-5 (See Note C)	—	—	21,566	—	—	—	21,566
Fractional shares purchased related to reverse stock split	—	—	(22)	—	—	—	(22)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	8,668	87	27,670	—	—	—	27,757
Common stock issued to extinguish debt	9,960	99	96,476	—	—	—	96,575
Retirement of treasury shares	(106)	(1)	(13,189)	—	13,190	—	—
Common stock issued under long-term incentive plans, net	100	1	1,309	—	—	—	1,310

Balances at June 30, 2009	75,402	$754	$2,352,297	$(402,291)	$—	$5	$1,950,765

     The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,609	$(5,377)	$17,667	$(656)
Add (deduct) non-cash items:
Depreciation and depletion	21,160	6,306	30,439	11,969
Amortization of debt discount	4,359		4,359	—
Deferred income taxes	(4,207)	(2,972)	(5,721)	(3,900)
Gain on debt extinguishment	(23,135)	—	(38,838)	—
Loss on derivatives, net	6,068	4,698	12,870	3,524
Loss on foreign currency transactions	(342)	(1,059)	(408)	152
Share based compensation	954	297	2,657	1,888
Other charges	343	229	606	344
Changes in operating assets and liabilities:
Receivables and other current assets	(8,601)	(11,921)	(5,948)	(26,219)
Inventories	(8,024)	2,062	(13,186)	6,659
Accounts payable and accrued liabilities	19,943	5,162	17,233	(3,985)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,127	(2,575)	21,730	(10,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(23)	(153,943)	(7,381)	(245,622)
Proceeds from sales of investments	508	157,911	15,760	209,709
Capital expenditures	(42,617)	(104,127)	(120,931)	(168,636)
Proceeds from sale of assets and other	1,966	(89)	1,824	(38)

CASH USED IN INVESTING ACTIVITIES	(40,166)	(100,248)	(110,728)	(204,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	—	—	75,000	—
Proceeds from issuance of convertible notes	—	—	20,368	230,000
Repayment of long-term debt and capital leases	(5,919)	(5,338)	(14,869)	(7,826)
Payment of debt issuance costs	—	(166)	—	(8,550)
Proceeds from sale-lease back transactions	12,511	—	12,511	—
Common stock repurchased	(9)	—	(82)	(372)
Other	(22)	(9)	(22)	730

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,561	(5,513)	92,906	213,982

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,478)	(108,336)	3,908	(829)

Cash and cash equivalents at beginning of period	38,146	206,178	20,760	98,671

Cash and cash equivalents at end of period	$24,668	$97,842	$24,668	$97,842

     The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain amounts for the three and six months ended June 30, 2009 and at December 31, 2008 have been revised to reflect the retrospective adoption of FSP No. APB 14-1 “Accounting For Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires an allocation of convertible debt proceeds between the liability component and the the equity component (See Note C).
     In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split as described in Note J. All common stock information (including information related to options to purchase shares, restricted stock, restricted units, performance shares and performance units under the Company’s share-based compensation plans as described in Note K) and all “per share” information related to common stock in the consolidated financial statements have been restated to reflect the 1-for-10 reverse stock split. In addition, in May 2009 the Company’s stockholders approved a change in the par value from $1.00 per share to $0.01 per share. As a result, for all periods presented, the carrying value of the common stock was reduced and a corresponding adjustment was recorded as additional paid in capital.
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
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.7 million and $4.8 million, respectively, for the three and six months ended June 30, 2009 and $3.2 million and $5.7 million respectively, for the three and six months ended June 30, 2008 were recorded as a reduction of revenue.
     At June 30, 2009, the Company had outstanding provisionally priced sales of $21.1 million, consisting of 1.4 million ounces of silver and 1,901 ounces of gold, which had a fair value of $20.9 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $14,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
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
     The Company reported ore on leach pad of $28.2 million as of June 30, 2009. Of this amount, $8.7 million was reported as a current asset and $19.5 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
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
     Drilling and related costs of approximately $0.6 million and $1.1 million, respectively for the three and six months ended June 30, 2009 and $0.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2008, met the criteria for capitalization at properties that are in the development and production stages.
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
     Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors, including location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interests in the Endeavor and Broken Hill mines using the units of production method.
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
     Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At June 30, 2009 and December 31, 2008, the Company held certificates of deposit and cash under these agreements of $23.4 million and $23.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, at both June 30, 2009 and December 31, 2008, the Company held certificates of deposit totaling $5.5 million that were pledged to support letters of credit to Mitsubishi International of $5.5 million. The letters of credit to Mitsubishi International are expected to be released by the end of 2009. These amounts are included in prepaids and other.
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
     Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income.
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
     Fair Value: Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral for the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at June 30, 2009.
     Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$11,609	$(5,377)	$17,667	$(656)
Unrealized gain (loss) on marketable securities	—	(21)	—	(115)
Change in fair value of cash flow hedges, net of settlements	—	(1,019)	—	(213)

	$11,609	$(6,417)	$17,667	$(984)

     Net Income (Loss) Per Share: The Company follows SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible Senior Notes outstanding in the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common stockholders	$11,609	70,045	$0.17	$17,667	65,620	$0.27
Effect of Dilutive Securities
Equity awards	—	182	—	—	98	—

Diluted EPS
Net income available to common stockholders	$11,609	70,227	$0.17	$17,667	65,718	$0.27

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
(In thousands except for EPS)	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss available to common stockholders	$(5,377)	55,010	$(0.10)	$(656)	55,003	$(0.01)
Diluted EPS
Net income (loss) available to common stockholders	$(5,377)	55,010	$(0.10)	$(656)	55,003	$(0.01)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     For the three and six months ended June 30, 2009, options to purchase 181,905 and 188,442 shares of common stock at prices between $16.30 to $70.90 and $12.30 to $70.90 per share, respectively, were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. In addition, 3,124,062 shares attributed to outstanding options and non-vested shares have been excluded from earnings per share calculated for the three and six months ended June 30, 2008 as their effect was anti-dilutive. The options outstanding at June 30, 2009 expire between 2009 and 2019. Potentially dilutive shares of 1,917,106 and 2,104,361 attributed to the 1 1/4% Convertible Senior Notes have been excluded from the earnings per share calculation for the three months and six month ended June 30, 2009, respectively, as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS for the three months ended June 30, 2009 and 2008 because there is no excess conversion value over the principal amount of the notes.
     Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.
NOTE C- RECENTLY ADOPTED ACCOUNTING STANDARDS
     In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The FSP requires that the liability and equity components of convertible debt instruments within the scope of the FSP be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life of the 3 1/4% Convertible Senior Notes using the effective interest method. The FSP was adopted effective January 1, 2009 and has been applied retrospectively to all periods presented. The Company determined that the provisions of the FSP were applicable to the 3 1/4% Convertible Senior Notes. The expected life for purposes of the allocation was deemed to be five years which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required to repurchase some or all of the holder’s notes at a repurchase price equal to 100% of the principal amount.
     The Company has recorded the following balances in the consolidated balance sheet related to the 3 1/4% Convertible Senior Notes reflecting the adoption of the FSP:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	As of	As of
	June 30,	December 31,
	2009	2008
Principal amount of the notes	$150,404	$230,000
Unamortized debt discount	(26,475)	(44,999)

Net carrying value	$123,929	$185,001

     The following table reflects the impact of adopting the FSP in the consolidated balance sheet as of December 31, 2008:

	As previously
	reported		As revised
	December 31,	Effect of	December, 31,
	2008	adopting FSP	2008
Operational mining properties	292,013	1,551	293,564
Accumulated depletion	(131,698)	(32)	(131,730)
Non producing development properties	351,985	4,927	356,912
Debt issuance costs, net	12,476	(2,223)	10,253
3 1/4% Convertible Senior Notes due 2028	230,000	(44,999)	185,001
Accumulated deficit	(419,339)	(619)	(419,958)
     The FSP required retrospective application to all periods presented. As a result of adopting the FSP, the effective interest rate of 3 1/4% on the Notes increased by approximately 5.7% to 8.9% for the non cash amortization of the debt discount over the expected life of the note. Cash flows from operations were not impacted by the adoption of the FSP.
     Following the adoption, the Company will amortize $51.7 million of debt discount over the remaining period up to the initial put option date of March 15, 2013. As of June 30, 2009 the outstanding debt discount amounted to $26.5 million. For the three and six months ended June 30, 2009, the Company recorded $1.6 million and $3.4 million, respectively, in interest expense for the contractual interest rate and accretion of $1.9 million and $4.1 million of the debt discount, respectively.
Equity Linked Financial Instruments
     In June 2008, the Emerging Issues Task Force, or ETIF, reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). ETIF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-5 was effective for the Company’s fiscal year beginning January 1, 2009. Upon adopting EITF 07-5, the Company determined that the bifurcated embedded conversion option in its Senior Secured Floating Rate Convertible Notes was no longer a derivative that is required to be adjusted to fair value at the end of each period. The carrying amount of the liability for the conversion option was reclassified to shareholders’ equity upon adoption of the ETIF.
Derivative Instruments
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133’, which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133 and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was adopted effective January 1, 2009. See Note L for the Company’s required disclosures.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Subsequent Events
     In May 2009, FASB issued Statement No. 165 “Subsequent Events” (“SFAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of SFAS 165 for the interim period ended June 30, 2009. The adoption of SFAS 165 had no impact on the Company’s consolidated financial position results of operations or cash flows.
The Accounting Standards Codification
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification of the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168 or “the Codification”). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not in the Codification will become nonauthoritative. SFAS 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE D- FAIR VALUE MEASUREMENTS
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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Short-term certificates of deposit	$5,525	$—	$5,525	$—
Restricted investments	1,518	—	1,518	—
Asset-backed commercial paper	1,874	—	—	1,874
Other derivative instruments, net	9	—	9	—
Franco-Nevada warrant	4,948	—	4,948	—
Put and call options, net	22	—	22	—

	$13,896	$—	$12,022	$1,874

Liabilities:
Gold lease facility	$21,564	$—	$21,564	$—
Royalty embedded derivative	18,210	—	18,210	—

	$39,774	$—	$39,774	$—

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$8	$8	$—	$—
Marketable debt securities	7,882	—	7,882	—
Short-term certificates of deposit	8,525	—	8,525	—
Restricted investments	2,031	—	2,031	—
Asset-backed commercial paper	1,772	—	—	1,772
Other derivative instruments, net	2,359	—	2,359	—

	$22,577	$8	$20,797	$1,772

Liabilities:
Gold lease facility	$18,806	$—	$18,806	$—
Warrant on floating rate convertible notes	15,277	—	—	15,277
Senior secured floating note conversion option	21,566	—	—	21,566

	$55,649	$—	$18,806	$36,843

     The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
     The Company’s short-term certificates of deposit, restricted investments and the Franco-Nevada warrant, a contingent warrant to acquire Franco-Nevada common stock and marketable debt securities, are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.
     The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts, royalty agreement, put options and gold lease facility are valued using quoted market prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.
     The warrant and conversion option on the floating rate convertible notes and asset-backed commercial paper fall within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors such as valuation models which require a variety of inputs, including contractual terms, market

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
prices, yield curves, credit spreads, measures of volatility and correlation of such inputs. The Company estimated the fair value of the warrant on the floating rate convertible notes using a Monte Carlo simulation model including expected terms, LIBOR volatilities and correlation of such inputs.
     The table below sets forth a summary in fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2009 (in thousands):

	Warrant and	Asset
	Conversion Option to	Backed
	Purchase Floating rate	Commercial
	Convertible Notes	Paper	Total
Balance at beginning of period	$(36,843)	$1,772	$(35,071)
Additions (deletions)	36,843	—	36,843
Unrealized gain	—	102	102

Balance at end of period	$—	$1,874	$1,874

NOTE E — METAL AND OTHER INVENTORIES

	June 30,	December 31,
Inventories consist of the following:	2009	2008
	(in thousands)
Concentrate and doré inventory	$24,500	$19,826
Supplies	25,547	15,020

Metal and other inventories	$50,047	$34,846

NOTE F — DEBT OBLIGATIONS
Senior Secured Floating Rate Convertible Notes
     On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of convertible notes. The notes were convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price was $11.50 per share. The net proceeds to the Company were $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20.4 million.
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
     As of June 30, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 have been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant have been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.

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
     Interest and accretion on the notes, prior to their conversion in March 2009, was $1.2 million and $2.0 million, respectively.
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
     The notes are convertible under certain circumstances, as defined in the indenture agreement, at the holder’s option, at an initial conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.
     During the six months ended June 30, 2009, $79.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.4 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $150.4 million ($123.9 million net of debt discount).
     The fair value of the notes, as determined by market transactions on June 30, 2009 and December 31, 2008, was $109.8 million and $74.5 million, respectively.
     Upon adoption of FSP No. APB 14-1, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount. See Note C for more information regarding the adoption of FSP No. APB 14-1.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     For the three and six months ended June 30, 2009 interest was $1.6 million and $3.4 million, respectively, and accretion of the debt discount was $1.9 million and $4.1 million, respectively.
     For the three and six months ended June 30, 2008 interest was $1.9 million and $2.1 million, respectively, and accretion of the debt discount was $2.1 million and $2.4 million, respectively.
1 1/4% Convertible Senior Notes due 2024
     The $180.0 million principal amount (subsequently reduced to $106.8 million) of 1 1/4% Convertible Notes due 2024 outstanding at June 30, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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
     During the six months ended June 30, 2009, $73.2 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 5.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $106.8 million.
     The fair value of the notes, as determined by market transactions on June 30, 2009 and December 31, 2008, was $93.7 million and $54.0 million, respectively.
     Interest on the notes for the three and six months ended June 30, 2009 was $0.4 million and $1.0 million, respectively. Interest on the notes for the three and six months ended June 30, 2008 was $0.6 million and $1.1 million, respectively.
Bank Loans
     During 2008, the Company’s wholly-owned Bolivian subsidiary, Minera Empressa Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
     During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The outstanding balance on the credit line as of June 30, 2009 was $2.0

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
million. The credit line bears interest at 8.5% and matures on or before July 27, 2009. Balances are included in current portion of capital lease and other short-term obligations.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended June 30, 2009 and 2008, the Company capitalized interest of $4.9 million and $5.1 million, respectively and for the six months ended June 30, 2009 and 2008, the Company capitalized interest of $15.9 million and $6.3 million, respectively.
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
     Changes to the Company’s asset retirement obligations are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Asset retirement obligation — beginning balance	$35,187	$33,446	$34,662	$33,135
Accretion	820	629	1,590	1,258
Settlements	(215)	(638)	(460)	(956)

Asset retirement obligation — ending balance	$35,792	$33,437	$35,792	$33,437

     In addition, the Company has accrued $1.1 million and $1.4 million as of June 30, 2009 and December 31, 2008, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE H — INCOME TAXES
     The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2009 through 2025. Net operating losses in foreign countries have an indefinite carryforward period except in Mexico where net operating loss carryforwards are limited to ten years.
     For the three and six months ended June 30, 2009, the Company reported an income tax benefit of approximately $3.7 million and $2.3 million, respectively, compared to an income tax provision of $1.1 million and $5.2 for the three and six months ended June 30, 2008. The following table summarizes the components of the Company’s income tax provision for the three and six months ended June 30, 2009 and 2008:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current:
United States — Alternative minimum tax	$30	$(988)	$(239)	$(988)
United States — Foreign withholding	(578)	(227)	(838)	(404)
Argentina	(867)	(846)	(1,332)	(2,939)
Australia	484	(1,563)	(971)	(4,291)
Mexico	(7)	(17)	(49)	(22)
Canada	(53)	(20)	(53)	(20)
Bolivia	(3,157)	(669)	(3,157)	(669)
Deferred:
United States	817	1,073	2,366	1,547
Argentina	—	62	—	371
Australia	234	(375)	(298)	135
Chile	297	(211)	636	(1,348)
Mexico	7,560	3,051	11,696	3,823
Bolivia	(1,058)	(388)	(5,476)	(388)

Income tax provision	$3,702	$(1,118)	$2,285	$(5,193)

     The income tax provision for the three and six months ended June 30, 2009 and 2008 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets.
NOTE I — DEFINED CONTRIBUTION AND 401(K)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.1 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. Contributions are based on a percentage of the salary of eligible employees.
401(k) Plan
     The Company maintains a retirement savings plan, which qualifies under Section 401(k) of the U.S. Internal Revenue code, covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the next 2% of the employee’s contribution. Employees have the option of investing in twelve different types of investment funds. Total plan expenses charged to operations for the three months ended June 30, 2009 and 2008, were $0.1 million and $0.1 million, respectively. Total plan expenses charged to operations in the six months ended June 30, 2009 and 2008 were $0.3 million and $0.4 million, respectively.
NOTE J — 1-FOR-10 REVERSE STOCK SPLIT
     In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, which became effective at 6:01p.m., Eastern Time, on May 26, 2009, which had been approved by the Company’s shareholders at the Annual Meeting of Shareholders on May 12, 2009. The Company’s common stock began trading at the split-adjusted basis on May 27, 2009.
     As the reverse stock split proportionally reduced the issued and outstanding shares of common stock of the Company, without any change to the authorized number of shares or par value, the “common

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
stock” balance on the consolidated balance sheets as of December 31, 2008 and all per share contained in this Quarterly Report on Form 10-Q, unless otherwise indicated, has been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split occurred January 1, 2008.
NOTE K — STOCK-BASED COMPENSATION PLANS
     The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee stock-based compensation charged to operations and capital projects under these Plans was $1.8 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively and $4.3 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively.
     Stock options and SARs granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of the grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity based awards and SARs are accounted for as liability based awards. The value of the SARs are remeasured each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.
     Restricted stock and restricted stock units granted are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when exercised.
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
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended June 30, 2009 and 2008 for stock based compensation awards was $1.0 million and $0.2 million, respectively and for the six months ended June 30, 2009 and 2008 was $2.7 million and $1.9 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     As of June 30, 2009, there was $2.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
     The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at June 30, 2009. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model:

	Date of Grant			As of June 30,
	Stock Options		SARs	SARs
	2009	2008	2009	2009
Weighted average fair value of stock options granted and SAR’s outstanding	$3.90	$25.50	$5.50	$8.42
Expected volatility	70.8%	56.2%	74.4%	74.3%
Expected life	6 years	6 years	5.8 years	5.6 years
Risk-free interest rate	2.08%	3.0%	1.6%	2.54%
Expected dividend yield	—	—	—	—
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
     The following table summarizes stock option and SARs activity during the six months ended June 30, 2009:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2008	243,370	$33.79	—	$—
Granted	163,720	10.00	112,471	10.00
Exercised	—	—	—	—
Canceled/forfeited	(14,412)	44.36	—	—

Outstanding at June 30, 2009	392,678	$23.48	112,471	$10.00

     Options to purchase 189,045 shares were exercisable at June 30, 2009 at a weighted average exercise price of $31.79.
     As of June 30, 2009, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.6 years.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     The following table summarizes restricted stock and restricted units activity during the six months ended June 30, 2009, adjusted for the 1-for-10 reverse stock split:

	Restricted Stock		Restricted Units
				Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	June 30, 2009
Outstanding at December 31, 2008	73,087	$41.48	—	$—
Granted	98,983	6.90	67,485	12.30
Vested	(30,061)	42.82	—	—
Cancelled/Forfeited	(5,124)	42.69	—	—

Outstanding at June 30, 2009	136,885	$16.15	67,485	$12.30

     As of June 30, 2009, there was $0.9 million of total unrecognized compensation cost related to restricted stock and restricted unit awards to be recognized over a weighted-average period of 1.5 years.
     The following table summarizes performance shares and performance units activity during the six months ended June 30, 2009, adjusted for the 1-for-10 reverse stock split:

	Performance Shares		Performance Units
				Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	June 30, 2009
Outstanding at December 31, 2008	54,767	$40.11	—	$—
Granted	98,233	8.60	67,485	18.89
Vested	—	—	—	—
Cancelled/Forfeited	(16,702)	46.70	—	—

Outstanding at June 30, 2009	136,298	$16.59	67,485	$18.89

     As of June 30, 2009, there was $1.2 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.4 years.
NOTE L — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cash flow. These arrangements are entered into to manage its exposure to changes in foreign currency exchange rates and gold and silver prices. The Company may also manage price risk through the purchase of put options.
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation will commence on July 1, 2009 and end when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounces of gold minimum is considered an embedded derivative financial instrument under SFAS 133. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at June 30, 2009 was a liability of $18.2 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $4.9 million at

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2009. These derivative instruments are recorded in prepaid expenses and other or accrued liabilities and other on the balance sheet and adjusted to fair value through current earnings. During the second quarter of 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $5.5 million and a gain of $0.5 million, respectively.
Forward Foreign Exchange Contracts
     During the fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.
     The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.71 pesos to each U.S. dollar. As of June 30, 2009 and December 31, 2008, the Company had Mexican peso foreign exchange contracts of $16.8 million and $22.4 million in U.S. dollars, respectively. As of June 30, 2009 and December 31, 2008, the fair value of these contracts was a net liability of $14,000 and a net asset of $2.0 million, respectively.
     The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. As of June 30, 2009 and December 31, 2008, the Company had Argentine peso foreign exchange contracts of $5.7 million and $12.9 million in U.S. dollars, respectively. As of June 30, 2009 and December 31, 2008, the fair value of these contracts was an asset of $0.2 million and $1.5 million, respectively.
Gold Lease Facility
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. During the first half of 2009, the Company settled on 2,000 ounces of gold and leased an additional 3,000 ounces of gold. As of June 30, 2009, the Company had 24,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next six months on scheduled delivery dates. As of June 30, 2009 the Company is required to pledge certain collateral, including standby letters of credits of $4.3 million and $8.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet.
     As of June 30, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 20.9% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $21.6 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of June 30, 2009 was $22.8 million. A credit risk adjustment of $1.2 million to the fair value of the derivative, as required by SFAS 157 reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $21.6 million.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in prepaid expenses and other), or derivative liabilities (in accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2009, the Company had outstanding provisionally priced sales of $21.1 million, consisting of 1.4 million ounces of silver and 1,901 ounces of gold, which had a fair value of $20.9 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $14,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
Commodity Derivatives
     During the first half of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options were largely offset by proceeds received from the sale of gold call options. At June 30, 2009, the Company has purchased put options that allow it to deliver 5.0 million ounces of silver at a weighted average strike price of $9.11 per ounce. The Company also has written call options that require it to deliver 43,160 ounces of gold at a weighted average strike price of $1,107 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company has written put options that require it to purchase 15,029 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next twelve months. The purchased silver put options and written call options were entered into at a net zero cost. As of June 30, 2009 the fair market value of these contracts was a net asset of $22,000.
     As of June 30, 2009, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	2009	2010	2011	Thereafter
Palmarejo gold production royalty	$11,512	$23,390	$24,027	$133,868
Average gold price in excess of minimum contractual deduction	$460.46	$467.77	$480.51	$495.30
Notional ounces	25,002	50,004	50,004	270,278

Franco-Nevada Warrant	$5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,455	—	—	—

Mexican peso forward purchase contracts	$12,600	$4,248	—	—
Average rate (MXP/$)	$13.57	$14.12	—	—
Mexican peso notional amount	170,944	60,000	—	—

Argentine peso forward purchase contracts	$5,700	—	—	—
Average rate (ARS/$)	$4.03	—	—	—
Argentine peso notional amount	22,993	—	—	—

Gold lease forward purchase contracts	$21,174	—	—	—
Average gold forward price	$863.21	—	—	—
Notional ounces	24,529	—	—	—

Silver concentrate sales agreements	$19,340	—	—	—
Average silver price	$13.82	—	—	—
Notional ounces	1,399,701	—	—	—

Gold concentrate sales agreements	$1,730	—	—	—
Average gold price	$910.07	—	—	—
Notional ounces	1,901	—	—	—

Gold put options sold	$1,030	—	—	—
Average gold strike price	$850.00	—	—	—
Notional ounces	15,029	—	—	—

Gold call options sold	$755	$1,438	—	—
Average gold strike price	$1,100.00	$1,110.41	—	—
Notional ounces	15,540	27,620	—	—

Silver put options	$755	$1,438	—	—
Average silver strike price	$9.00	$9.17	—	—
Notional ounces	1,800,000	3,200,000	—	—
     The following summarizes classification of the fair value of the derivative instruments as of June 30, 2009 and December 31, 2008:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	As of June 30, 2009
			Non-current
	Prepaid	Accrued	portion of
	Expenses	liabilities	royalty
	and other	and other	obligation
Gold lease facility	$—	$21,564	$—
Forward foreign exchange contracts	298	130	—
Palmarejo gold production royalty	—	3,033	15,177
Franco-Nevada warrant	4,948	—	—
Put and call options	753	731	—
Concentrate sales contracts	658	817	—

	$6,657	$26,275	$15,177

	As of December 31, 2008
			Non-current
	Prepaid	Accrued	portion of
	Expenses	liabilities	royalty
	and other	and other	obligation
Gold lease facility	$1,194	$20,000	$—
Forward foreign exchange contracts	3,467	—	—
Senior secured floating note warrant	—	15,277	—
Senior secured floating note conversion option	—	21,566	—
Concentrate sales contracts	1,476	2,590	—

	$6,137	$59,433	$—

     The following represent the mark-to-market gains (losses) on derivative instruments as of June 30, 2009 and 2008 :

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Gold lease facility	$(1,484)	$—	$(1,584)	$—
Forward foreign exchange contracts	455	—	(3,299)	—
Palmarejo gold royalty	(5,550)	—	(18,294)	—
Franco-Nevada warrant	525	—	1,948	—
Put and call options	1,445	—	1,277	—
Senior secured floating note warrant	—	—	4,277	—
Senior secured floating note conversion option	—	—	1,820	—

	$(4,609)	$—	$(13,855)	$—

     The company recognized a loss of $4.6 million for the three months ended June 30, 2009 and a loss of $13.9 million for the six months ended June 30, 2009, which is reflected in losses on derivatives.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE M- COMMITMENTS AND CONTINGENCIES
Labor Union Contract
     The Company maintains three labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at its San Bartolome mine in Boliva. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. As of June 30, 2009, approximately 24% of the Company’s worldwide labor force covered by collective bargaining agreements.
Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of June 30, 2009, the total benefit expected to be incurred under this plan is approximately $5.0 million of which $3.8 million has been paid to previously terminated employees. The liability is recognized ratably over the minimum future service period. The amount accrued as of six months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Beginning balance	$480	$535	$445	$820
Accruals	53	(2)	88	100
Payments	—	—	—	(387)

Ending balance	$533	$533	$533	$533

     The Company does not have a written severance plan for any of its foreign operations, including its operations in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The Company has accrued obligations for postemployment benefits in these locations of approximately $3.1 million as of June 30, 2009. Amounts are included in production costs applicable to sales in the income statement.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE N- SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and concentrates to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has five trading counterparties (Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 72.7% of total metal sales for the six months ended June 30, 2009 and 33.6% for the six months ended June 30, 2008. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company is geographically diverse in marketing its precious metals doré and concentrates to third party refiners and smelters. These clients are located in Mexico, Japan, Switzerland, Australia and the United States (Penoles, Dowa, Valcambi, Nyrstar, Johnson Matthey). Sales of precious metals concentrates and doré to third-party smelters and refiners amounted to approximately 27.3% and 66.4% of precious metal sales for the six months ended June 30, 2009 and 2008, respectively. The loss of any one smelting client may have a material adverse effect if alternative smelters are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.
NOTE O — SEGMENT REPORTING
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
     Revenues from silver sales were $62.0 million and $37.6 million for the three months ended June 30, 2009 and 2008, respectively and $107.3 and $80.9 for the six months ended June 30, 2009 and 2008, respectively. Revenues from gold sales were $11.2 million and $12.5 million for the three months ended June 30, 2009 and 2008, respectively and $15.7 million and $26.4 million for the six months ended June 30, 2009 and 2008, respectively.
     Financial information relating to the Company’s segments is as follows:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other	Total

Three Months Ended June 30, 2009

Total net sales of metals	$10,483	$(84)	$10,022	$1,343	$5,647	$31,760	$—	$14,036	$—	$73,207

Productions costs applicable to sales	6,239	—	6,089	469	906	22,390	—	13,456	—	49,549
Depreciation and depletion	457	1,061	1,167	316	872	4,774	—	12,380	133	21,160
Exploration expense	24	609	781	—	—	16	42	1,484	835	3,791
Other operating expenses	289	1,216	—	—	—	—	41	479	4,600	6,625

Interest and other income	4	1,010	(427)	—	—	602	—	388	915	2,492
Interest expense	—	—	(263)	—	—	(17)	(7)	(3,432)	(1,474)	(5,193)
Gain on debt extinguishment	—	—	—	—	—	—	—	—	23,135	23,135
Unrealized (losses) on derivatives and other	—	—	—	—	—	—	—	(5,024)	415	(4,609)
Income tax benefit (expense)	—	297	(1,231)	—	—	(4,215)	—	28,950	(20,099)	3,702

Net income (loss)	$3,478	$(1,663)	$64	$558	$3,869	$950	$(90)	$7,119	$(2,676)	$11,609

Segment assets (A)	$35,456	$41,143	$31,853	$40,697	$24,730	$286,778	$356,900	$2,117,141	$9,283	$2,943,981

Capital expenditures (B)	$221	$448	$406	$—	$—	$2,589	$6,644	$32,238	$71	$42,617

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Three Months Ended June 30, 2008

Total net sales of metals	$16,045	$13,968	$10,271	$3,443	$6,297	$—	$—	$—	$—	$50,024

Productions costs applicable to sales	11,003	8,009	4,897	197	826	(59)	—	—	—	24,873
Depreciation and depletion	583	2,214	1,344	552	677	59	—	733	144	6,306
Exploration expense	41	629	1,250	—	—	148	11	1,680	966	4,725
Other operating expenses	—	879	76	—	—	—	1,159	9,612	5,963	17,689

Interest and other income	—	(1,716)	110	—	—	(1)	15	484	1,285	177
Interest expense	—	—	(69)	—	—	—	—	(1,054)	256	(867)
Income tax benefit (expense)	—	(211)	(784)	—	—	(1,057)	—	3,051	(2,117)	(1,118)

Net income (loss)	$4,418	$310	$1,961	$2,694	$4,794	$(1,206)	$(1,155)	$(9,544)	$(7,649)	$(5,377)

Segment assets (A)	$48,044	$56,524	$42,214	$43,023	$28,427	$248,601	$319,906	$1,819,768	$10,194	$2,616,701

Capital expenditures (B)	$151	$2,896	$1,852	$26,511	$—	$30,999	$9,782	$31,279	$657	$104,127

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other	Total

Six Months Ended June 30, 2009

Total net sales of metals	$19,863	$1,631	$18,895	$2,644	$10,356	$55,575	$—	$14,036	—	123,000

Productions costs applicable to sales	10,946	1,211	10,559	823	1,693	37,578	—	13,456	—	76,266
Depreciation and depletion	927	2,129	2,485	681	1,619	9,947	—	12,380	271	30,439
Exploration expense	—	1,347	1,152	—	—	16	54	3,581	1,468	7,618
Other operating expenses	457	2,547	—	—	—	—	40	679	11,976	15,699

Interest and other income	103	1,753	(1,294)	—	—	1,463	—	473	881	3,379
Interest expense	—	—	(370)	—	—	(61)	(14)	(2,266)	(3,247)	(5,958)
Gain on debt extinguishment	—	—	—	—	—	—	—	—	38,838	38,838
Unrealized (losses) on derivatives and other	—	—	—	—	—	—	—	(16,346)	2,491	(13,855)
Income tax benefit (expense)	—	636	(1,696)	—	—	(8,633)	—	33,086	(21,108)	2,285

Net income (loss)	$7,636	$(3,214)	$1,339	$1,140	$7,044	$803	$(108)	$(1,113)	$4,140	$17,667

Segment assets (A)	$35,456	$41,143	$31,853	$40,697	$24,730	$286,778	$356,900	$2,117,141	$9,283	$2,943,981

Capital expenditures (B)	$272	$779	$787	$—	$—	$8,242	$12,987	$97,749	$115	$120,931

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Rochester	Cerro Bayo	Martha	Endeavor	Broken Hill	San Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Six Months Ended June 30, 2008

Total net sales of metals	$36,030	$30,925	$19,018	$8,634	$12,703	$—	$—	$—	$—	$107,310

Productions costs applicable to sales	23,793	16,065	8,253	595	1,511	(59)	—	—	—	50,158
Depreciation and depletion	1,173	5,032	2,253	979	1,361	59	—	839	273	11,969
Exploration expense	84	1,492	2,249	—	—	173	33	2,682	1,755	8,468
Other operating expenses	—	883	85	—	—	—	1,309	15,397	14,324	31,998

Interest and other income	5	(394)	(62)	—	—	(1)	37	(78)	2,000	1,507
Interest expense	—	—	(69)	—	—	—	—	(1,054)	(564)	(1,687)
Income tax benefit (expense)	—	(1,348)	(2,568)	—	—	(1057)	—	3,823	(4,043)	(5,193)

Net income (loss)	$10,985	$5,711	$3,479	$7,060	$9,831	$(1,231)	$(1,305)	$(16,227)	$(18,959)	$(656)

Segment assets (A)	$48,044	$56,524	$42,214	$43,023	$28,427	$248,601	$319,906	$1,819,768	$10,194	$2,616,701

Capital expenditures (B)	$161	$4,136	$3,668	$26,511	$—	$67,459	$19,430	$46,605	$666	$168,636

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balances represent cash flow amounts.

	As of June 30,
	2009	2008

Assets
Total assets for reportable segments	$2,943,981	$2,616,701
Cash and cash equivalents	24,668	97,842
Short-term investments	—	88,665
Other assets	83,686	73,495

Total consolidated assets	$3,052,335	$2,876,703

	As of June 30,
	2009	2008

Long Lived Assets:
United States	$361,891	$324,972
Australia	62,500	66,941
Chile	28,151	27,500
Argentina	16,702	20,011
Bolivia	256,239	221,738
Mexico	2,063,985	1,807,341
Other countries	146	172

Total	$2,789,614	$2,468,675

Geographic Information

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Revenues:
United States	$10,483	16,045	$19,863	$36,030
Australia	6,990	9,740	13,000	21,337
Chile	(84)	13,968	1,631	30,925
Argentina	10,022	10,271	18,895	19,018
Bolivia	31,760	—	55,575	—
Mexico	14,036	—	14,036	—
Other countries	—	—	—	—

Total	$73,207	$50,024	$123,000	$107,310

NOTE P- LITIGATION AND OTHER EVENTS
Federal Court (Alaska) Kensington Project Permit Challenge
     On June 22, 2009, the United States Supreme Court released its decision reversing the Ninth Circuit Court of Appeals that invalidated the previously issued Section 404 permit for the tailings facility for the Kensington gold mine near Juneau, Alaska.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Supreme Court decision was the result of the filing of a lawsuit by three environmental groups, Southeast Alaska Conversation Council, Sierra Club and Lynn Canal Conservation, on September 12, 2005 in Federal District Court in Alaska against the U.S. Army Corps of Engineers (Corps of Engineers) and the U.S. Forest Service (“USFS”) seeking to invalidate a permit issued to Coeur Alaska, Inc. for the Company’s Kensington mine. The plaintiffs claimed the Clean Water Act (“CWA”) Section 404 permit issued by the Corps of Engineers authorizing the deposition of mine tailings into Lower Slate Lake conflicted with the CWA. They additionally claim the Forest Service’s approval of the Amended Plan of Operations was arbitrary and capricious because it relies on the 404 permit issued by the Corps of Engineers. Following the District Court’s remand of the Section 404 permit to the Corps of Engineers for further review, the Corps reinstated the Company’s permit on March 29, 2006. The lawsuit challenging the permit was re-opened on April 6, 2006; Coeur Alaska filed its answer to the Amended Complaint; and Coeur Alaska, the State of Alaska, and Goldbelt, Inc., a local native corporation, were granted Defendant-Intervenor status to join the agencies in their defense of the permit.
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
     On May 22, 2007, the Ninth Circuit Court reversed the District Court’s August 4, 2006 decision which had upheld the Company’s 404 permit, and issued its opinion that remanded the case to the District Court with instructions to vacate the Company’s 404 permit as well as the USFS’s Record of Decision approving the general tailings disposal plan and the Goldbelt 404 permit to construct the Cascade Point Marine Facility. On August 20, 2007, Coeur Alaska filed a Petition for Rehearing En Banc with the Ninth Circuit Court, as did the State of Alaska and Goldbelt, Inc. The U.S. Department of Justice, on behalf of the Corps of Engineers, and the USFS additionally filed a limited Petition for Rehearing with the Ninth Circuit Court panel seeking reconsideration of the mandate of the May 22, 2007 panel decision. On October 29, 2007, the Ninth Circuit Court denied the Petitions for Rehearing En Banc. On November 14, 2007, the Ninth Circuit Court granted a stay of the mandate pending further appeal to the Supreme Court, subject to the development of a reclamation plan for the lake area. The Company and the State of Alaska filed Petitions for Certiorari to the Supreme Court of the United States on January 28, 2008. On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. Arguments were made before the Supreme Court by both parties on January 12, 2009. On May 4, 2009 the Supreme Court ordered supplemental briefing by the parties, to be completed by May 22, 2009. On June 22, 2009, the U.S. Supreme Court issued its decision which reversed the Ninth Circuit Court of Appeals that invalided the Company’s 404 permit. On July 8, 2009, upon unopposed motion, the Ninth Circuit dissolved the junction it had issued on August 24, 2006. The remaining action required is the Corps of Engineers to reinstate or modify the 404 permit.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     During 2001, the Forest Service made a formal request for information regarding the Deadwood Mine Site located in central Idaho. Callahan Mining Corporation had operated at this site during the 1940s. The Forest Service believes that some cleanup action is required at the location. However, the Company did not acquire Callahan until 1991, more than 40 years after Callahan disposed of its interest in the Deadwood property. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at the site. Therefore, the Company believes that it is not liable for any cleanup, and if Callahan might be liable, it has no substantial assets with which to satisfy any such liability. To date, no claim has been made by the United States for any cleanup costs against either the Company or Callahan.
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
     In January 2003, the Forest Service made a formal request for information regarding a Callahan mine site in the State of Colorado known as the Akron Mine Site. Callahan operated there in approximately the late 1930s through the 1940s, and, to the Company’s knowledge, disposed of the property. The Company is not aware of what, if any, cleanup action the Forest Service is contemplating. However, the Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location, and therefore believes it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.
NOTE Q — SUBSEQUENT EVENT
     On July 16, 2009, the Company announced that it had agreed to sell back to Perilya Limited its interest in the silver contained at the Broken Hill Mine in Australia for US $55.0 million in cash. As a result of this transaction, the Company expects to realize a gain on the sale in the third quarter of 2009 of approximately $22.0 million, net of income taxes. The transaction closed on July 30, 2009.
     During July 2009, the Company purchased additional put options to reduce risk associated with changes in silver prices. The Company purchased put options that allow it to deliver 1.5 million additional ounces of silver at a weighted average strike price of $9.40 per ounce if the market price of silver were to fall below the strike price. The contracts will expire over the next fifteen months.
     The Company has evaluated subsequent events occurring through August 6, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other publicly available information.
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
     MD&A includes references to total operating cash costs and cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and is not a measurement calculated under GAAP. A reconciliation of total operating cash costs and cash costs per ounce to production expenses, which is calculated under GAAP, is also provided in the section titled “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.
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
     The average price of silver (Handy & Harman) and gold (London Final) for the six months ended June 30, 2009 was $13.23 and $915.18 per ounce, respectively. The market price of silver and gold on August 4, 2009 was $14.66 per ounce and $960.50 per ounce, respectively.
     In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters management considers in evaluating the Company’s financial condition and results of operations include:
•
Coeur owns 100% of Coeur Mexicana S.A. de C.V., which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. The Company also controls other exploration-stage properties in northern Mexico. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. The royalty is payable when the market price per ounce of gold is greater than $400.00.

•
Coeur owns, either directly or indirectly, 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where commercial production commenced June 2008. The Company’s total silver production increased by 4.0 million ounces in the six months ended June 30, 2009 as a result of production from the San Bartolomé mine.

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

•
In September 2005, the Company acquired, for $36.9 million, all of the silver production and reserves, up to 17.2 million payable ounces, contained at the Broken Hill mine in Australia, which is owned and operated by Perilya Broken Hill Ltd., a wholly-owned subsidiary of Perilya Limited. The Broken Hill Mine is located in New South Wales, Australia and is an underground zinc/lead/silver mine. On July 16, 2009, the Company announced that it had agreed to sell back to Perilya Limited its interest in the silver contained at the Broken Hill Mine in Australia for US $55.0 million in cash. The transaction closed on July 30, 2009.

•
In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine located in New South Wales, Australia, which has been in production since 1983.

•
Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high-grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 176 square mile property package in southern Chile. During the fourth quarter of 2008, the Company temporarily suspended operations at Cerro Bayo in order to conserve existing reserves and focus on exploration and development of new discoveries and existing veins. The temporary suspension resulted in decreased gold sales in the first half of 2009. The Company’s objective is to recommence production at lower costs and higher production rates in 2010.

•
The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is an advanced development-stage underground gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit was filed in 2005 in Federal Court challenging a certain permit necessary for construction of a tailings facility. During 2008, the Company completed all surface facility construction activities not impacted by the legal challenge. On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that invalidated the previously issued Section 404 permit for the tailings facility for the Kensington gold mine, as more fully described in Note P in the Notes to the Consolidated Financial Statements of this Form 10-Q.

     Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.
Operating Highlights and Statistics
South American Operations
San Bartolomé Mine
     Silver production for the second quarter of 2009 was 1.9 million ounces of silver compared to 21,856 ounces of silver in the second quarter of 2008. Total operating costs per ounce during the second quarter of 2009 were $7.37 and total cash costs per ounce, including royalties and taxes, were $10.64 compared to cash operating costs per ounce of $12.48 and total cash costs per ounce of $13.15 during the second quarter of 2008. The increased production and the decreased total cash costs per ounce occurred primarily because the mine was placed into service in June 2008 and was in the start-up phase of production during the second and third quarters of 2008. The San Bartolomé mine and plant facilities are now fully operational.
     Silver production for the first half of 2009 was 4.0 million ounces of silver as compared to 21,856 ounces of silver in the six months ended June 30, 2008. Cash operating costs per ounce in the six months ended June 30, 2009 was $7.04 and total cash costs per ounce was $9.35 compared to $12.48 and $13.15 respectively in the six months ending June 30, 2008. The increase in production and decrease in cash costs per ounce was due to the mine operating for the entire first half of 2009 as compared to the same period in 2008 when the mine was placed into service in June 2008.

Martha Mine
     Silver production increased 15% in the second quarter of 2009 to 707,898 ounces compared to 614,442 ounces in the second quarter of 2008. The increase in silver production was primarily due to higher tons milled partially offset by lower silver grades. Total operating costs per ounce in the second quarter of 2009 were $7.89 and total cash costs per ounce, including royalties and taxes, were $8.33 as compared to $8.73 and $9.66, respectively, during the second quarter of 2008. The decrease in total cash cost per ounce was primarily due to an increase in silver production attributable to a 106% increase in tons milled in the second quarter of 2009 compared to the second quarter of 2008.
     Silver production was 1.5 million ounces in the six months ended June 30, 2009 compared to 1.3 million in the six months ended June 30, 2008. The increase in silver production was primarily due to a 148% increase in tons milled as a result of increased processing of ore stockpiles in the six months ended June 30, 2009.
     Cash operating costs per ounce during the first six months of 2009 were $6.74 compared to $7.31 in the first six months of 2008. Total cash cost per ounce was $7.20 compared to $8.12 in the same period of 2008. The decrease in total cash costs per ounce was attributed to the increase in silver ounces produced as compared to the same period in 2008 due to a significant increase in tons milled.
Cerro Bayo Mine
     On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to higher operating costs. There was no production at the mine during the three and six months ended June 30, 2009 as compared to 342,855 silver ounces and 6,593 gold ounces produced during the second quarter of 2008 and 776,886 ounces of silver and 16,722 ounces of gold produced during the first half of 2008. The Company is focused on exploring its holdings and developing a new mine plan and ore reserves in an effort to resume operations in 2010.
North American Operations
Palmarejo Mine
     The Palmarejo mine commenced production on April 20, 2009. Silver production during the second quarter was 587,716 ounces of silver and 9,730 ounces of gold. Cash operating costs per ounce during this initial, start-up quarter were $19.44 and total cash costs were $19.44.
     The Company anticipates the Palmarejo mine will continue to ramp-up its production rate throughout the third quarter and achieve full capacity during the fourth quarter of 2009.
Rochester Mine
     Silver production was 543,543 ounces and gold production was 3,231 ounces during the second quarter of 2009 compared to 898,837 ounces of silver and 6,062 ounces of gold in the second quarter of 2008. Total cash operating costs per ounce in the second quarter of 2009 was $2.50 and total cash costs per ounce, including production taxes, was $2.96 in the second quarter of 2009 as compared to cash operating costs per ounce of $(1.74) and total cash costs per ounce of $(0.89) in the second quarter of 2008. The increase in total cash cost per ounce was primarily due to lower by-product credits from gold production as compared to the second quarter of 2008.
     Silver produced at the Rochester Mine in the six months ended June 30, 2009, was 1.0 million ounces and gold production was 6,049 ounces, compared to 1.6 million ounces of silver and 11,912 ounces of gold in the six months ended June 30, 2008. Cash operating costs per ounce was $2.64 and total cash costs, which including production taxes was $3.14, compared to $(1.93) and $(1.05) respectively in the six months ended June 30, 2008. The increase in cash costs per ounce was due to lower by-product credits from gold production as compared to the six months ended June 30, 2008.

     Mining and crushing operations ended at Rochester in August 2007 once ore reserves were fully mined. Currently, the Company is conducting residual leaching and anticipates these activities to continue through 2014.
Australia Operations
Broken Hill Mine
     Silver production at the Broken Hill Mine in the second quarter of 2009 was 454,184 ounces compared to 382,349 ounces in the second quarter of 2008. The increase in silver production is primarily due to a 39.2% increase in silver ore grades partially offset by a 12.1% decrease of tons milled. Total cash costs per ounce of silver production were $3.42 in the second quarter of 2009 compared to $3.66 in the second quarter of 2008. The decrease is due to higher silver ounce production derived from higher grades as compared to the second quarter of 2008.
     Silver production in the six months ended June 30, 2009 was 843,594 ounces compared to 768,829 ounces in the six months ended June 30, 2008. The increase in silver production was due to a 39.8% increase in silver ore grades partially offset by a 19.4% decrease in tons milled. Total cash costs per ounce of silver were $3.43 in the six months ended June 30, 2009 compared to $3.69 in the six months ended June 30, 2008.
Endeavor Mine
     Silver production at the Endeavor mine in the second quarter of 2009 was 122,705 ounces of silver compared to 228,791 ounces of silver in the second quarter of 2008. The decrease in silver production was primarily due to a 53.6% decrease in tons milled partially offset by a 33.3% increase in ore grades as compared to the second quarter of 2008. Total cash costs per ounce of silver produced were $6.19 in the second quarter of 2009 compared to $2.59 in the second quarter of 2008. The increase in total cash cost per ounce was primarily due to lower silver production and the price participation component terms of the transaction which were not in effect during the second quarter of 2008. Under the terms of the price participation component, CDE Australia Pty. Ltd, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     Silver production in the six months ended June 30, 2009 was 264,519 ounces compared to 457,290 ounces in the same period in 2008. Total cash costs per ounce was $5.52 in the six months ended June 30, 2009 compared to $2.47 during the same period in 2008. The increase in cash cost per ounce was due to the lower silver production and the price participation component terms of the transaction.
     As of June 30, 2009, CDE Australia had recovered approximately 45.8% of the transaction consideration consisting of 2.3 million payable ounces, or 11.6%, of the 20.0 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.

Operating Statistics From Continuing Operations
     The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
San Bartolomé
Tons milled	352,938	17,078	716,717	17,078
Ore grade/Ag oz	6.10	8.15	6.46	8.15
Recovery/Ag oz	89.0%	15.7%	87.1%	15.7%
Silver production ounces	1,916,359	21,856	4,029,910	21,856
Cash operating costs/oz	$7.37	$12.48	$7.04	$12.48
Cash cost/oz	$10.64	$13.15	$9.35	$13.15
Total cost/oz	$13.13	$15.85	$11.82	$15.85
Martha Mine
Tons milled	27,097	13,170	54,914	22,147
Ore grade/Ag oz	28.31	49.26	30.02	59.47
Ore grade/Au oz	.037	.065	.039	.071
Recovery/Ag oz	92.3%	94.7%	91.9%	96.0%
Recovery/Au oz	83.4%	95.3%	83.9%	92.8%
Silver production ounces	707,898	614,442	1,515,905	1,265,078
Gold production ounces	834	815	1,807	1,469
Cash operating costs/oz	$7.89	$8.73	$6.74	$7.31
Cash cost/oz	$8.33	$9.66	$7.20	$8.12
Total cost/oz	$10.03	$11.84	$8.74	$10.12
Cerro Bayo
Tons milled	—	67,063	—	158,581
Ore grade/Ag oz	—	5.45	—	5.25
Ore grade/Au oz	—	.126	—	.124
Recovery/Ag oz	—	93.8%	—	93.3%
Recovery/Au oz	—	77.7%	—	84.8%
Silver production ounces	—	342,856	—	776,886
Gold production ounces	—	6,593	—	16,722
Cash operating costs/oz	—	$7.62	—	$4.06
Cash cost/oz	—	$7.62	—	$4.06
Total cost/oz	—	$13.96	—	$10.44
Rochester(A)
Silver production ounces	543,543	898,837	1,013,404	1,579,347
Gold production ounces	3,231	6,062	6,049	11,912
Cash operating costs/oz	$2.50	$(1.74)	$2.64	$(1.93)
Cash cost/oz	$2.96	$(.89)	$3.14	$(1.05)
Total cost/oz	$3.90	$(.24)	$4.14	$(.24)
Palmarejo(B)
Tons milled	285,095	—	285,095	—
Ore grade/Ag oz	3.84	—	3.84	—
Ore grade/Au oz	.044	—	.044	—
Recovery/Ag oz	53.6%	—	53.6%	—
Recovery/Au oz	77.0%	—	77.0%	—
Silver production ounces	587,716	—	587,716	—
Gold production ounces	9,730	—	9,730	—
Cash operating costs/oz	$19.44	—	$19.44	—
Cash cost/oz	$19.44	—	$19.44	—
Total cost/oz	$40.50	—	$40.50	—
Broken Hill
Tons milled	462,573	526,197	827,766	1,027,167
Ore grade/Ag oz	1.42	1.02	1.44	1.03
Recovery/Ag oz	69.0%	71.0%	70.6%	72.6%
Silver production ounces	454,184	382,349	843,594	768,829
Cash operating costs/oz	$3.42	$3.66	$3.43	$3.69
Cash cost/oz	$3.42	$3.66	$3.43	$3.69
Total cost/oz	$5.34	$5.43	$5.35	$5.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Endeavor
Tons milled	130,872	281,991	297,843	529,153
Ore grade/Ag oz	1.92	1.44	1.51	1.53
Recovery/Ag oz	48.7%	56.5%	58.8%	56.6%
Silver production ounces	122,705	228,791	264,519	457,290
Cash operating costs/oz	$6.19	$2.59	$5.52	$2.47
Cash cost/oz	$6.19	$2.59	$5.52	$2.47
Total cost/oz	$8.76	$5.00	$8.09	$4.61
CONSOLIDATED PRODUCTION TOTALS
Silver ounces	4,332,405	2,489,131	8,255,048	4,869,286
Gold ounces	13,795	13,470	17,586	30,103
Cash operating cost per oz	$8.03	$3.49	$6.91	$2.79
Cash cost per oz/silver	$9.61	$4.03	$8.18	$3.29
Total cost/oz	$14.24	$6.19	$11.57	$5.58
CONSOLIDATED SALES TOTALS(C)
Silver ounces sold	4,761,279	2,270,588	8,369,085	4,682,905
Gold ounces sold	11,827	15,168	16,923	29,930
Realized price per silver ounce	$13.85	$18.84	$13.26	$18.64
Realized price per gold ounce	$959.93	$987.70	$934.56	$976.68

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

(B)
Palmarejo acheived commercial production on April 20, 2009. Mine statistics do not represent normal operating results. It is expected that Palmarejo will continue to ramp up its production rate throughout the remainder of 2009.

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
     The following table presents a reconciliation between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, calculated in accordance with U.S. GAAP:

Three Months Ended June 30, 2009
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Palmarejo	Broken Hill	Endeavor	Total

Production of Silver (ounces)	1,916,359	707,898	—	543,543	587,716	454,184	122,705	4,332,405

Cash operating costs per ounce	$7.37	$7.89	$—	$2.50	$19.44	$3.42	$6.19	$8.03
Cash Costs per ounce	$10.64	$8.33	$—	$2.96	$19.44	$3.42	$6.19	$9.61

Total operating costs (Non-GAAP)	14,119	5,587	—	1,358	11,423	1,554	760	34,801
Royalties	6,277	307	—	—	—	—	—	6,584
Production taxes	—	—	—	249	—	—	—	249

Total Cash Costs (Non-GAAP)	$20,396	$5,894	—	$1,607	$11,423	$1,554	$760	$41,634
Add/Subtract:
Third party smelting costs	—	(1,378)	—	—	(214)	(622)	(262)	(2,476)
By-product credit	—	772	—	2,974	9,101	—	—	12,847
Other adjustments	—	167	—	53	—	—	—	220
Change in inventory	1,850	634	—	1,506	(6,854)	(30)	(25)	(2,919)
Depreciation, depletion and amortization	4,774	1,034	—	457	12,380	872	316	19,833

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$27,020	$7,123	$—	$6,597	$25,836	$1,774	$789	$69,139

Six Months Ended June 30, 2009
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Palmarejo	Broken Hill	Endeavor	Total

Production of Silver (ounces)	4,029,910	1,515,905	—	1,013,404	587,716	843,594	264,519	8,255,048

Cash operating costs per ounce	$7.04	$6.74	$—	$2.64	$19.44	$3.43	$5.52	$6.91
Cash Costs per ounce	$9.35	$7.20	$—	$3.14	$19.44	$3.43	$5.52	$8.18

Total operating costs (Non-GAAP)	28,366	10,223	—	2,684	11,423	2,897	1,460	57,053
Royalties	9,302	691	—	—		—	—	9,993
Production taxes	—	—	—	503	—	—	—	503

Total Cash Costs (Non-GAAP)	$37,668	$10,914	—	$3,187	$11,423	$2,897	$1,460	$67,549
Add/Subtract:
Third party smelting costs	—	(2,846)	—	—	(214)	(1,151)	(534)	(4,745)
By-product credit	—	1,655	—	5,531	9,101	—	—	16,287
Other adjustments	7	167	—	88	—	—	—	262
Change in inventory	(241)	669	1,211	2,040	(6,853)	(59)	(97)	(3,330)
Depreciation, depletion and amortization	9,947	2,174	—	927	12,380	1,619	681	27,728

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$47,381	$12,733	$1,211	$11,773	$25,837	$3,306	$1,510	$103,751

Three Months Ended June 30, 2008
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Broken Hill	Endeavor	Total

Production of Silver (ounces)	21,856	614,442	342,856	898,837	382,349	228,791	2,489,131

Cash operating costs per ounce	$12.48	$8.73	$7.62	$(1.74)	$3.66	$2.59	$3.49
Cash Costs per ounce	$13.15	$9.66	$7.62	$(0.89)	$3.66	$2.59	$4.03

Total operating cost (Non-GAAP)	273	5,362	2,613	(1,566)	1,400	592	8,674
Royalties	14	572	—	—	—	—	586
Production taxes	—	—	—	767	—	—	767

Total Cash Costs (Non-GAAP)	$287	$5,934	$2,613	$(799)	$1,400	$592	$10,027
Add/Subtract:
Third party smelting costs	—	(1,089)	(1,163)	—	(653)	(369)	(3,274)
By-product credit	—	729	5,894	5,437	—	—	12,060
Other adjustments	—	116	—	(3)	—	—	113
Change in inventory	(346)	(793)	665	6,365	79	(26)	5,944
Depreciation, depletion and amortization	59	1,226	2,173	583	677	551	5,269

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$—	$6,123	$10,182	$11,583	$1,503	$748	$30,139

Six Months Ended June 30, 2008
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Broken Hill	Endeavor	Total

Production of Silver (ounces)	21,856	1,265,078	776,886	1,579,347	768,829	457,290	4,869,286

Cash operating costs per ounce	$12.48	$7.31	$4.06	$(1.93)	$3.69	$2.47	$2.79
Cash Costs per ounce	$13.15	$8.12	$4.06	$(1.05)	$3.69	$2.47	$3.29

Total operating costs (Non-GAAP)	273	9,252	3,157	(3,046)	2,836	1,130	13,602
Royalties	14	1,022	—	—	—	—	1,036
Production taxes	—	—	—	1,392	—	—	1,392

Total Cash Costs (Non-GAAP)	$287	$10,274	$3,157	$(1,654)	$2,836	$1,130	$16,030
Add/Subtract:
Third party smelting costs	—	(1,463)	(2,407)	—	(1,331)	(680)	(5,881)
By-product credit	—	1,341	15,359	10,830	—	—	27,530
Other adjustments	—	470	—	100	—	—	570
Change in inventory	(346)	(2,369)	(43)	14,515	6	145	11,908
Depreciation, depletion and amortization	59	2,063	4,951	1,173	1,361	979	10,586

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$—	$10,316	$21,017	$24,964	$2,872	$1,574	$60,743

Exploration Activity
     In the three and six months ended June 30, 2009, the Company spent approximately $4.4 million and $8.7 million, respectively, on its global exploration program. The majority of this was devoted to exploration around its large operating properties.

Palmarejo (Mexico)
     The Company spent $1.5 million and $3.6 million on exploration at the Palmarejo District during the three and six months ended June 30, 2009 to discover new silver and gold mineralization and define new ore reserves.
     The major part of this work was drilling on the Guadalupe deposit designed to expand the size of the known silver and gold mineralization and initial drill testing of the La Curra located on the southern end of the Guadalupe structure. A total of 7,240 meters (23,753 feet) of drilling was completed in the second quarter of 2009.
Cerro Bayo Mine (Chile)
     Exploration at Cerro Bayo during the second quarter of 2009 focused on reserve development/delineation drilling, principally on the Delia vein, which occurs just southeast of the mill facility. Approximately 13,300 meters (43,630 feet) were drilled in the quarter. Positive results were received from the program and are expected to result in additional reserves and mineralized material.
Martha Mine (Argentina)
     At Martha, nearly 1,600 meters (5,250 feet) of drilling was completed during the second quarter of 2009 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine and the new Betty and Isabel vein systems to the north of the mine. Drilling will continue throughout the year on these and other targets in the Martha mine district.
     In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz province of Argentina. In the second quarter of 2009, the Company focused this effort on the Joaquin property. Joaquin is one of two properties on which the Company has an option to acquire a majority managing, joint venture interest with Mirasol Resources Ltd. A second phase of drilling was completed on two target at Joaquin — La Morocha and La Negra — totaling 2,063 meters (6,768 feet) for the full year of which 1,973 meters (6,473 feet) were completed in the second quarter.
Development Projects:
Kensington (Alaska)
     On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that invalidated the previously issued Section 404 permit for the tailings facility for the Kensington gold mine near Juneau, Alaska, more fully described in Note P in the Notes to the Consolidated Financial Statements of this Form 10-Q.
     The Company estimates $70.0 million of remaining capital expenditures to complete construction and mine related activities at Kensington and to commence production during the second half of 2010. Production during the mine’s initial, partial year is expected to be approximately 40,000 ounces of gold. Based on an initial 12.5 year mine life based solely on proven and probable mineral reserves, the Company expects gold production to average 120,000 ounces annually and operating costs to average $475 per ounce annually.
     No assurance can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

Critical Accounting Policies and Estimates
     Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements of this Form 10-Q.
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
     At June 30, 2009, the Company had outstanding provisionally priced sales of $21.1 million consisting of 1.4 million ounces of silver and 1,901 ounces of gold, which had a fair value of approximately $20.9 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $14,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
Fair Value
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral for the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
Estimates
     The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.
     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We utilize the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate the recoverability of our assets. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. We did not record any write-downs for the six months ended June 30, 2009.
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
     The Company reported ore on leach pad of $28.2 million as of June 30, 2009. Of this amount, $8.7 million was reported as a current asset and $19.5 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
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

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$0.87	$1.44	$1.84	$0.48	$0.86	$1.17
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$1.48	$4.54	$7.40	$0.62	$1.44	$2.40
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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2007 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at June 30, 2009.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues
     Sales of metal from continuing operations in the second quarter of 2009 increased by $23.2 million, or 46.3%, from $50.0 million in the second quarter of 2008 to $73.2 million. The increase in sales of metal was primarily due to an increase in the quantity of silver ounces sold due to the contribution from the Company’s two new mines: (i) the San Bartolomé silver mine, which operated at full capacity during the quarter and was in its initial start-up phase during the second quarter of 2008; and (ii) the Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the second quarter of 2009, the Company sold 4.8 million ounces of silver and 11,827 ounces of gold compared to 2.3 million ounces of silver and 15,168 ounces of gold for the same period in 2008. Realized silver and gold prices were $13.85 and $959.93 per ounce, respectively, in the second quarter of 2009, compared to $18.84 and $987.70 per ounce, respectively, in the comparable quarter of 2008.
     Included in revenues is the by-product revenue derived from the sale of gold. During the second quarter of 2009, by-product revenues totaled $11.2 million compared to $12.5 million in the second quarter of 2008. The decrease is due to fewer ounces of gold sold in the second quarter of 2009 primarily as a result of the Company’s Cerro Bayo mine not being in operation during the quarter. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
     In the second quarter of 2009, the Company produced a total of 4.3 million ounces of silver and 13,795 ounces of gold, compared to 2.5 million ounces of silver and 13,470 ounces of gold in the second quarter of 2008. The increase in silver production is primarily due to the contribution from the Company’s San Bartolomé silver mine, which operated at full capacity during the quarter and was in its initial start-up phase during the second quarter of 2008 and the Company’s Palmarejo silver and gold mine, which began commercial production on April 20, 2009.
Costs and Expenses
     Production costs applicable to sales of metal in the second quarter of 2009 increased to $49.5 million, from $24.9 million in the second quarter of 2008. The increase in production costs is primarily due to costs related to the commencement of start-up activities at Palmarejo and also reflects a full quarter of production costs at the San Bartolomé mine compared to a partial quarter of costs during the second quarter of 2008.
     Depreciation and depletion increased by $14.9 million, from $6.3 million to $21.2 million, as compared to the second quarter of 2008. The increase is due to depreciation and depletion expense from the Palmarejo and San Bartolomé mines.
     Administrative and general expenses decreased by $1.5 million, from $7.0 million to $5.5 million, or 22.0%, as compared to the second quarter of 2008. The decrease is primarily due to realization of ongoing cost reduction initiatives.
     Exploration expenses decreased by $0.9 million to $3.8 million in the second quarter of 2009 compared to $4.7 million in the same period of 2008 as a result of a decreased exploration activities.

     Care and maintenance expenses were $1.1 million during the second quarter of 2009 due to non-operating expenses at the Cerro Bayo mine, where operations were temporarily suspended during the fourth quarter of 2008. There were no care and maintenance expenses recorded during the second quarter of 2008.
     No pre-development expenses were recorded during the second quarter of 2009. Pre-development expenses of $10.7 million were recorded as a result of pre-development activities at the Palmarejo project during the second quarter of 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures thereafter.
Other Income and Expenses
     The Company recognized $23.1 million of gains on debt extinguishments during the second quarter of 2009 from the exchange of a portion of the 3 1/4% Convertible Senior Notes and the 1 1/4% Convertible Senior Notes for shares of common stock. There were no gains in debt extinguishments recorded during the second quarter of 2008.
     Losses on derivative instruments in the three months ended June 30, 2009 were $4.6 million. No gains or losses on derivative instruments were recorded in the second quarter of 2008. The increase was due to mark-to-market adjustments relating to the royalty obligation, Franco-Nevada warrant, the gold lease facility, and foreign exchange contracts.
     Interest and other income in the second quarter of 2009 increased by $2.3 million to $2.5 million compared with the second quarter of 2008. The increase was primarily due to gains on foreign currency transactions.
     Interest expense increased to $5.2 million in the second quarter of 2009 compared to $0.9 million in the second quarter of 2008 due to an increase in interest expense related to the 3 1/4% Convertible Senior Notes, gold lease facility, royalty obligations and short-term borrowings coupled with the fact that the Palmarejo mine was placed into service in April 2009, thereby decreasing capitalized interest in the second quarter of 2009.
Income Taxes
     For the three months ended June 30, 2009, the Company reported an income tax benefit of approximately $3.7 million compared to an income tax provision of $1.1 million in the second quarter of 2008. The following table summarizes the components of the Company’s income tax provision for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008
Current:
United States — Alternative minimum tax	$30	$(988)
United States — Foreign withholding	(578)	(227)
Argentina	(867)	(846)
Australia	484	(1,563)
Mexico	(7)	(17)
Canada	(53)	(20)
Bolivia	(3,157)	(669)
Deferred:
United States	817	1,073
Argentina	—	62
Australia	234	(375)
Chile	297	(211)
Mexico	7,560	3,051
Bolivia	(1,058)	(388)

Income tax (provision) benefit	$3,702	$(1,118)

     During the three months ended June 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metal prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a net $8.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a $1.1 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities.
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
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues
     Sales of metal from continuing operations in the six months ended June 30, 2009 increased to $123.0 million from $107.3 million in the same period in 2008, or 14.6%. The increase in sales of metal was primarily due to the contribution from the Company’s two new mines: (i) the San Bartolomé silver mine, which operated at full capacity during the first half of 2009 and commenced operations in June 2008; and (ii) the Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the six months ended June 30, 2009, the Company sold 8.4 million ounces of silver and 16,923 ounces of gold, compared to 4.7 million ounces of silver and 29,930 ounces of gold for the same period in 2008. Realized silver and gold prices were $13.26 and $934.56 per ounce, respectively, in the six months ended June 30, 2009 compared to $18.64 and $976.68, respectively, in the comparable period of 2008.
     Included in revenues is the by-product revenue derived from the sale of gold. In the six months ended June 30, 2009, by-product revenues totaled $15.7 million compared to $26.4 million for the same period of 2008. The decrease is primarily a result of the Company’s Cerro Bayo mine not being in operation during the first half of 2009. The Company believes that presentation of these revenue streams as by-products will continue to be appropriate in the future.
     In the six months ended June 30, 2009, the Company’s operations produced a total of 8.3 million ounces of silver and 17,586 ounces of gold, compared to 4.9 million ounces of silver and 30,103 ounces of gold in the same period of 2008. The increase in silver production is primarily due to the contribution from the Company’s San Bartolomé silver mine, which operated at full capacity during the first half of 2009 and commenced operations in June 2008, and the Company’s Palmarejo silver and gold mine, which began operations on April 20, 2009. The decrease in gold production is due to the Cerro Bayo mine not being in operation during the first half of 2009.
Costs and Expenses
     Production costs applicable to sales of metal in the six months ended June 30, 2009 totaled $76.3 million compared to $50.2 million in the same period of 2008. This increase is primarily due to increased production costs at the Palmarejo and San Bartolomé mines related to the commencement of operations at Palmarejo and inclusion of operating costs for San Bartolomé for the six months ended June 30, 2009 as compared to the same period in 2008.
     Depreciation and depletion increased by $18.5 million, from $11.9 million to $30.4 million, for the first six months of 2009 compared to the first six months of 2008 primarily due to increased depreciation and depletion expense from the Palmarejo and San Bartolomé mines.
     Administrative and general expenses decreased by $2.5 million, from $15.6 million to $13.0 million, or 16.2%, in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to realization of ongoing cost reduction initiatives.
     Exploration expenses decreased by $0.9 million, from $8.5 million to $7.6 million or 10.0%, in the six months ending June 30, 2009 as compared to the first half of 2008.
     Care and maintenance expenses were $2.7 million during the six months ended June 30, 2009 due to the non-operating expenses at the Cerro Bayo mine, where operations were temporarily suspended during the fourth quarter of 2008. There were no care and maintenance expenses recorded during the first half of 2008.
     No predevelopment expenses were recorded in the six months ended June 30, 2009. Predevelopment expenses of $16.4 million were recorded as a result of predevelopment activities at the Palmarejo project during the first half of 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures for the remainder of 2008 and during the six months ended June 30, 2009.
Other Income and Expenses
     The Company recognized $38.8 million of gains in debt extinguishments during the first half of 2009 from the exchange of a portion of the 3 1/4% Convertible Senior Notes and the 1 1/4% Convertible Senior Notes for shares of common stock. There were no gains in debt extinguishments recorded during the second quarter of 2008.
     Losses on derivative instruments in the six months ended June 30, 2009 were $13.9 million. No gains or losses on derivative instruments were recorded during the six months ended June 30, 2008. The increase was due to mark-to-market adjustments related to the royalty obligation, Franco-Nevada warrant, the gold lease facility, warrants to acquire the Senior Secured Floating Rate Convertible Notes, and forward foreign exchange contracts.
     Interest and other income in the six months ended June 30, 2009 increased by $1.9 million to $3.4 million compared with the same period of 2008. The increase was primarily due to gains on foreign currency transactions.
     Interest expense was $6.0 million in the six months ended June 30, 2009 compared to $1.7 million in the six months ended June 30, 2008. The increase in interest expense is related to the 3 1/4% Convertible Notes, gold lease facility, royalty obligations and other short-term borrowings including the fact that the Palmarejo project was placed into service in April 2009, thereby decreasing capitalized interest in the six months ended June 30, 2009.

Income Taxes
     For the six months ended June 30, 2009, the Company reported an income tax benefit of approximately $2.3 million compared to an income tax provision of $5.2 million in the same period of 2008. The following table summarizes the components of the Company’s income tax provision for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008
Current:
United States — Alternative minimum tax	$(239)	$(988)
United States — Foreign withholding	(838)	(404)
Argentina	(1,332)	(2,939)
Australia	(971)	(4,291)
Mexico	(49)	(22)
Canada	(53)	(20)
Bolivia	(3,157)	(669)
Deferred:
United States	2,366	1,547
Argentina	—	371
Australia	(298)	135
Chile	636	(1,348)
Mexico	11,696	3,823
Bolivia	(5,476)	(388)

Income tax provision	$2,285	$(5,193)

     During the six months ended June 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.8 million on inter-company transactions from the U.S. parent to the Argentina, Mexico, Chile and Australia subsidiaries. Finally, the Company recognized a $14.7 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $5.8 million (principally Bolivia) for inflation adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities.
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
LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at June 30, 2009, decreased by $2.8 million to a deficit of approximately $11.3 million compared to a deficit of $8.5 million at December 31, 2008. The increase in the deficit was attributed to capital spending related to the Palmarejo and the Kensington projects, as described below. The ratio of current assets to current liabilities was 0.94 to 1 at June 30, 2009 compared to 0.95 to 1 at December 31, 2008.

     Net cash provided by operating activities in the three months ended June 30, 2009 was $20.1 million compared to net cash used in operating activities of $2.6 million in the three months ended June 30, 2008. The increase of $22.7 million in cash flow from operations is primarily due to cash inflows related to accrued metal sales and timing of cash flows from working capital changes. Net cash used in investing activities in the second quarter of 2009 was $40.2 million compared to net cash used in investing activities of $100.2 million in the prior year’s comparable period. The decrease in cash used in investing activities is primarily due to lower capital investment activity at Kensington and San Bartolomé, offset by higher investment activity at Palmarejo. Net cash provided by financing activities was $6.6 million in the second quarter of 2009, compared to $5.5 million of net cash used in the second quarter of 2008. The increase was primarily due to the sale-leaseback transactions completed during the second quarter of 2009.
     Net cash provided by operating activities in the six months ended June 30, 2009 was $21.7 million compared to net cash used in operating activities of $10.2 million in the six months ended June 30, 2008. The increase of $32.0 million in cash flow from operations is primarily due to cash inflows related to accrued metal sales and timing of cash flows from working capital changes. Net cash used in investing activities in the first half of 2009 was $110.7 million compared to net cash used in investing activities of $204.6 million in the prior year’s comparable period. The decrease in cash used in investing activities is primarily due to lower capital investment activity at Kensington and San Bartolomé, offset by higher investment activity at Palmarejo. Net cash provided by financing activities was $92.9 million in the six months ended June 30, 2009, compared to $214.0 million of net cash provided by financing activities in the second quarter of 2008. The decrease was primarily due to the issuance of the Company’s 3 1/4% Convertible Senior Notes in the aggregate principal amount of $230 million on March 18, 2008, partially offset by cash proceeds from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012 and proceeds from the gold production royalty during the first quarter of 2009.
Liquidity
     As of June 30, 2009, the Company’s cash equivalents and short term investments totaled $24.7 million. During the first half of 2009, the Company received approximately $95.4 million of cash proceeds consisting of $20.4 million from the exercise of a warrant relating to the Senior Secured Floating Rate Convertible Notes due 2012 and $75 million from a gold royalty stream transaction with Franco-Nevada Corporation and $55 million related to the sale of Broken Hill in July 2009 (See Note Q in the notes to the consolidated financial statements in this Form 10Q). The Company believes that its liquidity and projected 2009 operating cashflows will be adequate to meet its obligations for at least the next twelve months.
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
Capital Expenditures
     During the first half of 2009, capital expenditures totaled $120.9 million. The Company expended $97.7 million at the Palmarejo project, $13.0 million for construction and development activities at the Kensington project, $8.2 million for the development of the San Bartolomé project, $0.8 million at the Martha mine, $0.8 million at the Cerro Bayo Mine and $0.3 million at the Rochester Mine.

Debt and Capital Resources
Senior Secured Floating Rate Convertible Notes
     On October 20, 2008 the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes. The Company also sold to the purchaser a warrant to purchase up to an additional $25 million aggregate principal amount of convertible notes. The notes were convertible into shares of the Company’s common stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The initial conversion price was $11.50 per share. The net proceeds to the Company were $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20.4 million.
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
     As of June 30, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 have been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant have been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.
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
     Interest and accretion on the notes, prior to their conversion in March 2009, was $1.2 million and $2.0 million, respectively.
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
     The notes are convertible under certain circumstances, as defined in the indenture agreement, at the holder’s option, at an initial conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.
     During the six months ended June 30, 2009, $79.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.4 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $150.4 million ($123.9 million net of debt discount).
     The fair value of the notes, as determined by market transactions on June 30, 2009 and December 31, 2008, was $109.8 million and $74.5 million, respectively.
     Upon adoption of FSP No. APB 14-1, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount. See Note C to our financial statements for further information regarding the adoption of FSP No. APB 14-1.
     For the three and six months ended June 30, 2009 interest was $1.6 million and $3.4 million, respectively, and accretion of the debt discount was $1.9 million and $4.1 million, respectively.
     For the three and six months ended June 30, 2008 interest was $1.9 million and $2.1 million, respectively, and accretion of the debt discount was $2.1 million and $2.4 million, respectively.
1 1/4% Convertible Senior Notes due 2024
     The $180.0 million principal amount (subsequently reduced to $106.8 million) of 1 1/4% Convertible Notes due 2024 outstanding at June 30, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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
     During the six months ended June 30, 2009, $73.2 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 5.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $106.8 million.
     The fair value of the notes, as determined by market transactions on June 30, 2009 and December 31, 2008, was $93.7 million and $54.0 million, respectively.
     Interest on the notes for the three and six months ended June 30, 2009 was $0.4 million and $1.0 million, respectively. Interest on the notes for the three and six months ended June 30, 2008 was $0.6 million and $1.1 million, respectively.
Bank Loans
     During 2008, the Company’s wholly-owned Bolivian subsidiary, Minera Empressa Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term borrowings matured and were repaid in April 2009.
     During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The balance outstanding on the credit line as of June 30, 2009 was $2.0 million. The credit line bears interest at 8.5% and matures on or before July 27, 2009. Balances are included in current portion of lease and other short-term obligations.
Litigation and Other Events
     For a discussion of litigation and other events, see Note P to the Consolidated Financial Statements of this Form 10Q.
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
     At June 30, 2009, the Company had outstanding provisionally priced sales of $21.1 million, consisting of 1.4 million ounces of silver and 1,901 ounces of gold, which had a fair value of $20.9 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $14,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,900. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000 .
     The Company operates, or has mining interests, in several foreign countries, including Bolivia, Chile, Argentina and Mexico, which exposes it to risks associated with fluctuations in the exchange rates of the foreign currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
     During the fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.
     The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.71 pesos to each U.S. dollar. At June 30, 2009, the Company had Mexican peso foreign exchange contracts of $16.8 million in U.S. dollars. As of June 30, 2009, the fair value of these contracts was a net liability of $14,000.

     The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. At June 30, 2009, the Company had Argentine peso foreign exchange contracts of $5.7 million in U.S. dollars. As of June 30, 2009, the fair value of these contracts was an asset of $0.2 million.
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. During the first half of 2009, the Company settled on 2,000 ounces of gold and leased an additional 3,000 ounces of gold. As of June 30, 2009, the Company had 24,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next six months on scheduled delivery dates. As of June 30, 2009 the Company is required to pledge certain collateral, including standby letters of credits of $4.3 million and $8.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet.
     As of June 30, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 20.9% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $21.6 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of June 30, 2009 was $22.8 million. A credit risk adjustment of $1.2 million to the fair value of the derivative, as required by SFAS 157 reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $21.6 million.
     The fair value of the Company’s 31/4% Convertible Senior Notes and 11/4% Convertible Senior Notes at June 30, 2009 was $109.8 million and $93.7 million, respectively. The fair value was estimated based upon bond market closing prices near the balance sheet date.
     During the first half of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options were offset by proceeds received from the sale of gold call options. At June 30, 2009, the Company has purchased put options that allow it to deliver 5.0 million ounces of silver at a weighted average strike price of $9.11 per ounce if the market price of silver were to fall below the strike price. The Company also has written call options that require it to deliver 43,160 ounces of gold at a weighted average strike price of $1,107 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company has written put options that require it to purchase 15,029 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next twelve months. The purchased silver put options and written gold call options were entered into at a net zero cost. As of June 30, 2009 the fair market value of these contracts was a net asset of of $22,000.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at June 30, 2009, that the Company’s disclosure controls and procedures were effective at a reasonable level.

(b) Changes in Internal Control Over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note P to the Consolidated Financial Statements of this Form 10Q and is incorporated herein by reference.
Item 1A. Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results except to the extent those risk factors have been updated in our Form 10-Q for the quarter ended March 31, 2009, and in this Form 10-Q, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.
The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.
     Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 87.2% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.
     The market prices of silver (Handy & Harman) and gold (London Final) on August 4, 2009 were $14.66 per ounce and $960.50 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
     As of June 30, 2009, we had a total of approximately $370.5 million of outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
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
     Chile, Argentina, Bolivia, Mexico and Australia are the most significant foreign countries in which Coeur now directly or indirectly owns or operates mining properties or developmental projects. Coeur also conducts exploratory projects in these countries. Argentina and Bolivia, while currently economically and politically stable, have experienced political instability, provincial government pressures on mining operations, currency value fluctuations and changes in banking regulations in recent years. The Bolivian government recently nationalized the hydrocarbon industry and in early 2009 adopted a new constitution that strengthened state control over key economic sectors such as mining. In addition, in August 2009 the Bolivian government decreed procedures for establishing indigenous autonomy over areas including the Potosi region where the mine is located. We cannot assure you that our operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. It is uncertain at this time how new mining or investment policies or shifts in political attitude may affect mining in Bolivia and these other countries.

Our business depends on good relations with our employees.
     The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of June 30, 2009, unions represented approximately 24% of our worldwide workforce. On that date, the Company had 9 employees at its Cerro Bayo mine and 138 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 169 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum number
(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased(1)	(or unit)	or programs	programs
4/1/09 - 4/30/09	937	$11.00	—	—

5/1/09 - 5/31/09	—	$—	—	—

6/1/09 - 6/30/09	—	$—	—	—

Total	937	$11.00	—	—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

					Maximum number
				Total number of	(or approximate
				shares (or units)	dollar value) of
				sold as	shares (or units)
	Total number of		Average price	part of publicly	that may yet be
	shares (or units)		received per share	announced plans	sold under the
Period	sold		(or unit)	or programs	plans or programs
4/1/09 - 4/30/09	127,320	(3)	$10.58	—	—

5/1/09 - 5/31/09	—			—	—

6/1/09 - 6/30/09	3,556,561	(2)	$13.03	—	—
	3,215,467	(3)	$13.60

Total	6,899,348			—	—

(2)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $51.1 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(3)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $63.0 million aggregate principal amount of its 3.25% Convertible Senior Notes due 2028.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on May 12, 2009 (at which time a quorum was present or represented by proxy). Of the Company’s total 673,905,440 shares of common stock outstanding on March 19, 2009 (the record date), 427,591,566 shares (or 63.5% of the outstanding shares of common stock) were represented in person or by proxy at the annual meeting. The share data has not been adjusted to give effect to the 1-for-10 reverse stock split as of May 26, 2009.
     The first proposal was the election of directors of the Company. The following persons were nominated and elected by the votes indicated to serve as members of the Board of Directors for one year or until their successors are elected and qualified: Dennis E. Wheeler (376,763,780 shares for, 119,594 shares against and 50,708,192 shares abstaining), James J. Curran (386,838,799 shares for, 119,594 shares against and 40,633,173 shares abstaining), John H. Robinson (385,861,799 shares for, 119,594 shares against and 41,610,173 shares abstaining), Robert E. Mellor (386,881,980 shares for, 119,594 shares against and 40,589,992 shares abstaining), Timothy R. Winterer (387,070,643 shares for, 119,594 shares against and 40,401,329 shares abstaining), J. Kenneth Thompson (386,563,910 shares for, 119,594 shares against and 40,908,062 shares abstaining), Andrew Lundquist (383,676,813 shares for, 233,146 shares against and 43,681,607 shares abstaining), Sebastian Edwards (387,169,171 shares for, 119,594 shares against and 40,302,801 shares abstaining) and L. Michael Bogert (388,100,544 shares for, 244 shares against and 39,440,778 shares abstaining)
     The second proposal was an amendment to paragraph (a) of Article II of our Restated and Amended Articles of Incorporation, as amended. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 348,594,171 shares for, 74,256,601 shares against with 4,740,794 shares abstaining.
     The third proposal was to obtain approval for effect a reverse stock split at a 1-for-10 stock split ratio. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 345,238,082 shares for, 80,093,822 shares against with 2,259,662 shares abstaining.
     The fourth proposal was an amendment to paragraph (a) of Article II of our Restated Articles to decrease the total number of shares we are authorized to issue from 760,000,000 to 160,000,000,

150,000,000 shares of which shall be common stock, par value $0.01 per share. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 345,762,022 shares for, 77,439,880 shares against with 4,394,664 shares abstaining.
     The fifth proposal was the proposed ratification of the appointment of KPMG LLP as the Company’s independent accountants. The proposal was approved by the holders of more than the required majority of the shares of common stock voting at the meeting. The proposal was approved by a vote of 399,288,101 shares for, 17,790,083 shares against with 10,513,382 shares abstaining.
Item 5. Other Information
     On July 15, 2009, the Company entered into a Deed of Termination to terminate the Silver Sale Agreement, dated September 8, 2005, between the Company, Perilya Broken Hill Ltd. (“PBH”) and CDE Australia Pty, Ltd. (“CDEA”). Pursuant to the terms of the Silver Sale Agreement, CDEA agreed to buy, and PBH agreed to sell, the silver contained in ore to be mined at the Broken Hill mine for $36.9 million. The transaction was capped at approximately 24.5 million contained ounces (or 17.2 million payable ounces) of silver to be mined by PBH at Broken Hill on the Company’s behalf, providing the Company with approximately 10 million ounces of upside to the reserve base at Broken Hill. Under the terms of the Deed of Termination, the parties agreed to terminate the Silver Sale Agreement early in exchange for a payment of $55.0 million from PBH to CDEA. In accordance with the terms of the Deed of Termination, the termination of the Silver Sale Agreement took place on July 30, 2009, and CDEA has no further entitlement to purchase silver product from the Broken Hill mine. PBH has all rights and title to, and all interests in, the silver production and reserves at the Broken Hill mine as of July 30, 2009.

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

3.5
Articles of Amendment to the Restated and Amended Articles of Incorporation of the Registrant, dated May 26, 2009 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

3.6
Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.1	Specimen Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.1	Deed of Termination, dated July 15, 2009, of the Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd.

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated August 6, 2009	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated August 6, 2009	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer

Dated August 6, 2009	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and Chief Accounting Officer