Form 10-Q
period 2009-09-30
COEUR D ALENE MINES CORP
filed 2009-11-05
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 78,142,242 shares were issued and outstanding as of November 3, 2009.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$45,603	$20,760
Short-term investments	—	7,881
Receivables	53,647	53,187
Ore on leach pad	8,341	9,193
Metal and other inventory	62,068	34,846
Deferred tax assets	208	240
Prepaid expenses and other	26,152	26,344

	196,019	152,451

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	655,834	575,020
Less accumulated depreciation	(115,579)	(88,890)

	540,255	486,130

MINING PROPERTIES
Operational mining properties	327,657	218,569
Less accumulated depletion	(140,604)	(131,557)

	187,053	87,012

Mineral interests	1,727,915	1,764,794
Less accumulated depletion	(21,354)	(16,796)

	1,706,561	1,747,998

Non-producing and development properties	334,497	356,912

	2,228,111	2,191,922
OTHER ASSETS
Ore on leach pad, non-current portion	18,361	20,998
Restricted assets	23,865	23,110
Receivables, non-current	37,943	34,139
Debt issuance costs, net	4,804	10,253
Deferred tax assets	5,750	4,666
Other	4,651	4,452

	95,374	97,618

TOTAL ASSETS	$3,059,759	$2,928,121

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$79,374	$66,300
Accrued liabilities and other	37,615	64,673
Accrued income taxes	19,077	927
Accrued payroll and related benefits	10,221	8,106
Accrued interest payable	839	4,446
Current portion of capital lease and other short-term obligations	12,487	14,608
Current portion of royalty obligation	30,232	—
Current portion of reclamation and mine closure	3,496	1,924

	193,341	160,984

LONG-TERM LIABILITIES
3 1/4% Convertible Senior Notes due March 2028	125,448	185,001
1 1/4% Convertible Senior Notes due January 2024	65,204	180,000
Senior Secured Floating Rate Convertible Notes due 2012	—	1,830
Non-current portion of royalty obligation	104,620	—
Non-current portion of capital lease obligations	21,564	16,837
Reclamation and mine closure	36,880	34,093
Deferred income taxes	528,605	557,449
Other long-term liabilities	6,638	6,015

	888,959	981,225
COMMITMENTS AND CONTINGENCIES
(See Notes G, H, K, L, M, N, O and Q)

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 78,142,194 issued at September 30, 2009 and 56,779,909 shares issued at December 31, 2008.	781	568
Additional paid-in capital	2,396,247	2,218,487
Accumulated deficit	(419,574)	(419,958)
Shares held in treasury, at cost (none at September 30, 2009 and 105,921 shares at December 31, 2008).	—	(13,190)
Accumulated other comprehensive income	5	5

	1,977,459	1,785,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,059,759	$2,928,121

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
REVENUES

Sales of metal	$89,793	$36,538	$202,436	$131,145

COSTS AND EXPENSES
Production costs applicable to sales	59,139	30,049	133,706	78,696
Depreciation and depletion	28,647	6,068	57,466	16,677
Administrative and general	4,905	4,606	17,938	20,163
Exploration	3,167	5,824	10,785	14,291
Care and maintenance and other	1,162	—	3,828	—
Pre-development	—	780	—	17,222

Total costs and expenses	97,020	47,327	223,723	147,049

OPERATING LOSS	(7,227)	(10,789)	(21,287)	(15,904)

OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(2,947)	—	35,890	—
Loss on derivatives, net	(35,718)	—	(49,572)	—
Interest and other income (expense)	(1,704)	2,295	1,676	3,803
Interest expense, net of capitalized interest	(6,088)	(1,412)	(12,047)	(3,141)

Total other income and expense	(46,457)	883	(24,053)	662

Loss from continuing operations before income taxes	(53,684)	(9,906)	(45,340)	(15,242)
Income tax benefit	13,876	4,444	18,272	2,200

NET LOSS FROM CONTINUING OPERATIONS	(39,808)	(5,462)	(27,068)	(13,042)
Income from discontinued operations, net of income taxes	114	1,419	5,041	8,301
Gain on sales of assets of discontinued operations, net of income taxes	22,411	—	22,411	—

NET INCOME (LOSS)	(17,283)	(4,043)	384	(4,741)
Other comprehensive loss	—	(526)	—	(854)

COMPREHENSIVE INCOME (LOSS)	$(17,283)	$(4,569)	$384	$(5,595)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Loss from continuing operations	$(0.52)	$(0.10)	$(0.39)	$(0.24)
Income from discontinued operations	$0.29	$0.03	$0.40	$0.15

Net income (loss)	$(0.23)	$(0.07)	$0.01	$(0.09)

Diluted income (loss) per share:
Loss from continuing operations	$(0.52)	$(0.10)	$(0.39)	$(0.24)
Income from discontinued operations	$0.29	$0.03	$0.40	$0.15

Net income (loss)	$(0.23)	$(0.07)	$0.01	$(0.09)

Weighted average number of shares of common stock
Basic	76,133	55,010	69,163	55,006
Diluted	76,133	55,010	69,163	55,006
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2009
(In thousands)
Unaudited

						Accumulated
	Common	Common	Additional		Shares	Other
	Stock	Stock	Paid-In	Accumulated	Held in	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Treasury	Income (Loss)	Total
Balances at December 31, 2008	56,780	$568	$2,168,646	$(419,339)	$(13,190)	$5	$1,736,690
Effect of change in accounting for convertible debt instrument (See Note C)	—	—	49,841	(619)	—	—	49,222

Balances at December 31, 2008 as adjusted	56,780	$568	$2,218,487	$(419,958)	$(13,190)	$5	$1,785,912
Net income	—	—	—	384	—	—	384
Reclassification of liability for embedded conversion option upon adoption of new accounting standard (See Note C)	—	—	21,566	—	—	—	21,566
Fractional shares purchased related to reverse stock split	(1)	—	(35)	—	—	—	(35)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	8,668	87	27,670	—	—	—	27,757
Common stock issued to extinguish debt	12,696	126	139,979	—	—	—	140,105
Retirement of treasury shares	(106)	(1)	(13,189)	—	13,190	—	—
Common stock issued under long-term incentive plans, net	105	1	1,769	—	—	—	1,770

Balances at September 30, 2009	78,142	$781	$2,396,247	$(419,574)	$—	$5	$1,977,459

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In thousands, except per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,283)	$(4,043)	$384	$(4,741)
Add (deduct) non-cash items:
Depreciation and depletion	28,647	6,068	57,466	16,677
Amortization of debt discount	5,231	409	9,590	450
Deferred income taxes	(24,175)	(3,894)	(29,896)	(7,795)
Loss (gain) on debt extinguishment	2,947	—	(35,890)	—
Loss on derivatives, net	32,380	5,115	45,250	8,639
Loss (gain) on foreign currency transactions	223	(63)	(185)	1
Share based compensation	1,885	356	4,542	2,244
Loss (gain) from discontinued operations and other assets	(32,212)	163	(32,291)	167
Other	662	750	2,965	2,538
Changes in operating assets and liabilities:
Receivables and other current assets	1,855	2,393	(7,145)	(23,825)
Inventories	(10,547)	(685)	(23,733)	5,974
Accounts payable and accrued liabilities	33,421	(5,381)	50,654	(9,366)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,034	1,188	41,711	(9,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(6,525)	(58,973)	(13,906)	(304,596)
Proceeds from sales of investments	11,237	124,894	30,050	334,604
Capital expenditures	(54,578)	(87,727)	(175,509)	(256,362)
Proceeds from discontinued operations, sale of assets and other	55,053	49	56,877	11

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,187	(21,757)	(102,488)	(226,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	—	—	75,000	—
Proceeds from issuance of convertible notes	—	—	20,368	230,000
Repayment of long-term debt and capital leases	(7,268)	(22,389)	(22,138)	(30,213)
Payment of debt issuance costs	—	293	—	(8,258)
Proceeds from short-term borrowings	—	500	—	1,194
Proceeds from sale-lease back transactions	—	—	12,511	—
Common stock repurchased	(18)	—	(121)	(372)
Other	—	—	—	35

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,286)	(21,596)	85,620	192,386

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,935	(42,165)	24,843	(42,994)

Cash and cash equivalents at beginning of period	24,668	97,842	20,760	98,671

Cash and cash equivalents at end of period	$45,603	$55,677	$45,603	$55,677

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain amounts for the three and nine months ended September 30, 2008 and at December 31, 2008 have been revised to reflect the retrospective adoption in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) of “Convertible Debt Instruments That May Be Settled in Cash upon Conversion”, which requires an allocation of convertible debt proceeds between the liability component and the equity component (See Note C).
  In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split as described in Note K. All common stock information (including information related to options to purchase shares, restricted stock, restricted units, performance shares and performance units under the Company’s share-based compensation plans as described in Note L) and all “per share” information related to common stock in the consolidated financial statements have been restated to reflect the 1-for-10 reverse stock split. In addition, in May 2009 the Company’s stockholders approved a change in the par value from $1.00 per share to $0.01 per share. As a result, for all periods presented, the carrying value of the common stock was reduced and a corresponding adjustment was recorded as additional paid in capital.
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
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.5 million and $6.1 million, respectively, for the three and nine months ended September 30, 2009 and $2.0 million and $5.9 million respectively, for the three and nine months ended September 30, 2008 were recorded as a reduction of revenue.
     At September 30, 2009, the Company had outstanding provisionally priced sales of $27.1 million, consisting of 1.7 million ounces of silver and 1,824 ounces of gold, which had a fair value of $29.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $17,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,800. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
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
     The Company reported ore on leach pad of $26.7 million as of September 30, 2009. Of this amount, $8.3 million was reported as a current asset and $18.4 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
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
     Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there are work in process inventories at the Endeavor mine, such amounts are carried as inventories. Inventories of ore in stockpiles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization, as well as administrative overhead costs relating to mining activities.

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
     Drilling and related costs of approximately $0.4 million and $1.5 million, respectively for the three and nine months ended September 30, 2009 and $0.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2008, met the criteria for capitalization at properties that are in the development and production stages.
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
     Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors, including location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interest in the Endeavor mine using the units of production method.
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
     Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. At September 30, 2009 and December 31, 2008, the Company held certificates of deposit and cash under these agreements of $23.9 million and $23.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, at September 30, 2009 and December 31, 2008, the Company held certificates of deposit totaling $2.3 million and $5.5 million, respectively, that were pledged to support letters of credit to Mitsubishi International. These amounts are included in prepaids and other.
     Reclamation and Remediation Costs: The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These legal obligations are associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
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
     Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Appropriate accounting for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.
     Fair Value: Effective January 1, 2008, the Company adopted new accounting standards related to Fair Value Measurements with respect to its financial assets and liabilities only. The new standard defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
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
     Income Taxes: The Company uses an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.
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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at September 30, 2009.
     Comprehensive Income: Comprehensive income includes net income as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income include the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(17,283)	$(4,043)	$384	$(4,741)
Unrealized loss on marketable securities	—	(609)	—	(724)
Change in fair value of cash flow hedges, net of settlements	—	83	—	(130)

Comprehensive income (loss)	$(17,283)	$(4,569)	$384	$(5,595)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Net Income (Loss) Per Share: The Company follows U.S. GAAP which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible Senior Notes outstanding in the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share
(In thousands except for EPS)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net loss from continuing operations	$(39,808)	76,133	$(0.52)	$(27,068)	69,163	$(0.39)
Net income from discontinued operations	22,525	76,133	0.29	27,452	69,163	0.40

Income (loss)	$(17,283)	76,133	$(0.23)	$384	69,163	$0.01

Effect of Dilutive Securities
Equity awards	—	—	—	—	—	—
Diluted EPS
Net loss from continuing operations	$(39,808)	76,133	$(0.52)	$(27,068)	69,163	$(0.39)
Net income from discontinued operations	22,525	76,133	0.29	27,452	69,163	0.40

Income (loss)	$(17,283)	76,133	$(0.23)	$384	69,163	$0.01

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
(In thousands except for EPS)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net income (loss) from continuing operations	$(5,462)	55,010	$(0.10)	$(13,042)	55,006	$(0.24)
Net income (loss) from discontinued operations	1,419	55,010	0.03	8,301	55,006	0.15

Income (loss)	$(4,043)	55,010	$(0.07)	$(4,741)	55,006	$(0.09)

Diluted EPS
Net income (loss) from continuing operations	$(5,462)	55,010	$(0.10)	$(13,042)	55,006	$(0.24)
Net income (loss) from discontinued operations	1,419	55,010	0.03	8,301	55,006	0.15

Income (loss)	$(4,043)	55,010	$(0.07)	$(4,741)	55,006	$(0.09)

     For the three and nine months ended September 30, 2009, 659,682 shares attributed to outstanding options and non-vested shares were not included in the computation of diluted EPS because their effect was antidilutive. In addition, 371,885 shares attributed to outstanding options and non-vested shares have been excluded from earnings per share calculated for the three and nine months ended September 30, 2008 as their effect was anti-dilutive. The options outstanding at September 30, 2009 expire between 2009 and 2019. Potentially dilutive shares of 1,199,099 and 1,799,291 attributed to the 1 1/4% Convertible Senior Notes have been excluded from the earnings per share calculation for the three months and nine month ended September 30, 2009, respectively, as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS for the three months ended September 30, 2009 and 2008 because there is no excess conversion value over the principal amount of the notes.
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
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify $75.0 million from operational mining properties to property, plant and equipment including accumulated depreciation related to the tailings facility at the San Bartolomé mine. In addition, changes of $3.1 million in restricted cash that occurred in the second quarter of 2009 have been reclassified from cash flows from operations to cash flows from investing activities on the consolidated statement of cash flows for the nine months ended September 30, 2009.
NOTE C — RECENTLY ADOPTED ACCOUNTING STANDARDS
     In May 2008, the FASB adopted new accounting standards related to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The new rules require that the liability and equity components of convertible debt instruments be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life using the effective interest method. The new accounting standards were adopted effective January 1, 2009 and have been applied retrospectively to all periods presented. The Company determined that the provisions of the new accounting standard were applicable to the 3 1/4% Convertible Senior Notes. The expected life for purposes of the allocation was deemed to be five years which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required to repurchase some or all of the holder’s notes in cash and/or shares at a repurchase price equal to 100% of the principal amount.
     The Company has recorded the following balances in the consolidated balance sheet related to the 3 1/4% Convertible Senior Notes reflecting the recently adopted accounting standard:

	As of	As of
	September 30,	December 31,
	2009	2008
Principal amount of the notes	$150,404	$230,000
Unamortized debt discount	(24,956)	(44,999)

Net carrying value	$125,448	$185,001

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following table reflects the impact of adopting the new accounting standard in the consolidated balance sheet as of December 31, 2008:

	As previously
	reported	Effect of	As revised
	December 31,	adopting New	December 31,
	2008	Accounting Standard	2008
Operational mining properties	$292,013	$1,551	$293,564
Accumulated depletion	(131,698)	(32)	(131,730)
Non producing development properties	351,985	4,927	356,912
Debt issuance costs, net	12,476	(2,223)	10,253
3 1/4% Convertible Senior Notes due 2028	230,000	(44,999)	185,001
Additional paid-in capital	2,168,646	49,841	2,218,487
Accumulated deficit	(419,339)	(619)	(419,958)
     The new accounting standard required retrospective application to all periods presented. As a result of adopting the new accounting standards, the effective interest rate of 3 1/4% on the Notes increased by approximately 5.7% to 8.9% because of non-cash amortization of debt discount over the expected life of the notes. Earnings per share decreased by $0.01 for the three and nine months ended September 30, 2008. Cash flows from operations were not affected by the adoption of the new accounting standards.
     Following the adoption, the Company will amortize $51.7 million of debt discount over the remaining period ending on the initial put option date of March 15, 2013. As of September 30, 2009 the outstanding debt discount amounted to $25.0 million. For the three and nine months ended September 30, 2009, the Company recorded $1.2 million and $4.6 million, respectively, in interest expense for the contractual interest rate and accretion of $1.5 million and $5.6 million of the debt discount, respectively.
  Equity Linked Financial Instruments
     In June 2008, the Emerging Issues Task Force, or EITF, reached a consensus which clarifies the accounting treatment of an instrument (or an embedded feature) that is indexed to an entity’s own stock, which would qualify as a scope exception under U.S. GAAP. The adoption of the consensus reached by the EITF was effective for the Company’s fiscal year beginning January 1, 2009. Upon adoption, the Company determined that the bifurcated embedded conversion option in its Senior Secured Floating Rate Convertible Notes was no longer a derivative that is required to be adjusted to fair value at the end of each period. The carrying amount of the liability for the conversion option was reclassified to shareholders’ equity upon adoption.
  Derivative Instruments
     In March 2008, the FASB issued new accounting standards related to enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new accounting standards were adopted effective January 1, 2009 and were effective for the Company’s fiscal year, beginning January 1, 2009. See Note M for the Company’s required disclosures.
  Subsequent Events
     In May 2009, the FASB issued new accounting standards that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard sets forth (i) a period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions for possible recognition or disclosure in financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of the new accounting standards for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position results of operations or cash flows.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
  The Accounting Standards Codification
     In June 2009, the FASB issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is nonauthoritative. The new standard is effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption had no impact on the Company’s consolidated financial position results of operations or cash flows.
NOTE D — FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted new accounting standards related to fair value measurements of financial assets and financial liabilities. The new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The new standard established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted investments	$3,816	$—	$3,816	$—
Other derivative instruments, net	2,429	—	2,429	—
Franco-Nevada warrant	6,254	—	6,254	—
Put and call options	403	—	403	—

	$12,902	$—	$12,902	$—

Liabilities:
Gold lease facility	$24,484	$—	$24,484	$—
Royalty embedded derivative	49,179	—	49,179	—
Put and call options	1,886	—	1,886	—

	$75,549	$—	$75,549	$—

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$8	$8	$—	$—
Marketable debt securities	7,882	—	7,882	—
Short-term certificates of deposit	8,525	—	8,525	—
Restricted investments	2,031	—	2,031	—
Asset-backed commercial paper	1,772	—	—	1,772
Other derivative instruments, net	2,359	—	2,359	—

	$22,577	$8	$20,797	$1,772

Liabilities:
Gold lease facility	$18,806	$—	$18,806	$—
Warrant on floating rate convertible notes	15,277	—	—	15,277
Senior secured floating note conversion option	21,566	—	—	21,566

	$55,649	$—	$18,806	$36,843

     The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
     The Company’s short-term certificates of deposit, restricted investments, marketable debt securities, Franco-Nevada warrant and contingent warrant to acquire Franco-Nevada common stock, are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.
     The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts, royalty agreement, put and call options and gold lease facility are valued using quoted market prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The table below sets forth a summary in fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2009 (in thousands):

	Warrant and
	Conversion Option	Asset
	to Purchase	Backed
	Floating rate	Commercial
	Convertible Notes	Paper	Total
Balance at beginning of period	$36,843	$1,772	$38,615
Additions (deletions)	(36,843)	(1,395)	(38,238)
Unrealized gain (loss)	—	223	223
Realized loss	—	(600)	(600)

Balance at end of period	$—	$—	$—

NOTE E — METAL AND OTHER INVENTORIES

	September 30,	December 31,
	2009	2008
Inventories consist of the following:	(in thousands)
Concentrate and doré inventory	$36,270	$19,826
Supplies	25,798	15,020

Metal and other inventories	$62,068	$34,846

NOTE F — DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
     Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized a gain on the sale in the third quarter of 2009 of approximately $22.4 million, net of income taxes. Coeur originally purchased this interest from Perilya in September 2005 for $36.9 million. This transaction closed on July 30, 2009.
     The following table details selected financial information included in the income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Sales of metal	$63	$3,225	$10,420	$15,928
Production costs applicable to sales	49	(645)	(1,650)	(2,156)
Depreciation and depletion	51	(553)	(1,568)	(1,914)
Mining exploration	—	—	—	—
Other	—	—	—	—
Income tax expense	(49)	(608)	(2,161)	(3,557)

Income from discontinued operations	114	1,419	5,041	8,301
Gain on sale of net assets of discontinued operations	32,079	—	32,079	—
Income tax expense or gain from discontinued operations	(9,668)	—	(9,668)	—

Net income from discontinued operations	$22,525	$1,419	$27,452	$8,301

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE G — DEBT OBLIGATIONS
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
     The notes bore interest at LIBOR plus 7.50% per year, provided that in no event would the annual rate be less than 9% or more than 12%. As of December 31, 2008 the interest rate was 12%. Interest was payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes were the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and were secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary.
     On January 12, 2009, the Company amended its agreement with the holders of the Senior Secured Floating Rate Convertible Notes to modify the exercise date to allow the holder to exercise the warrant early and fix the interest rate at 12% through July 15, 2009.
     On January 20, 2009, the Company received proceeds of $20.4 million from the exercise of the warrant to purchase an additional $25 million aggregate principal amount of the Senior Secured Floating Rate Convertible Notes with terms similar to the notes it issued in October of 2008.
     As of September 30, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 had been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant had been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.
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
     During the nine months ended September 30, 2009, $79.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.4 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $150.4 million ($125.4 million net of debt discount).
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2009 and December 31, 2008, was $130.5 million and $74.5 million, respectively.
     Upon adoption of the new accounting standard as described in Note C, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount.
     For the three and nine months ended September 30, 2009 interest was $1.2 million and $4.6 million, respectively, and accretion of the debt discount was $1.5 million and $5.6 million, respectively.
     For the three and nine months ended September 30, 2008 interest was $1.9 million and $4.0 million, respectively, and accretion of the debt discount was $2.1 million and $4.5 million, respectively.
1 1/4% Convertible Senior Notes due 2024
     The $65.2 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at September 30, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     During the three months ended September 30, 2009, $41.6 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 2.7 million shares of the Company’s common stock.
     During the nine months ended September 30, 2009, $114.8 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 8.3 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $65.2 million.
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2009 and December 31, 2008, was $59.1 million and $54.0 million, respectively.
     Interest on the notes for the three and nine months ended September 30, 2009 was $0.3 million and $1.3 million, respectively. Interest on the notes for the three and nine months ended September 30, 2008 was $0.6 million and $1.7 million, respectively.
Bank Loans
     During 2008, the Company’s wholly-owned Bolivian subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
     During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines matured and were repaid on April 13, 2009, June 30, 2009 and July 24, 2009.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended September 30, 2009 and 2008, the Company capitalized interest of $3.2 million and $4.3 million, respectively and for the nine months ended September 30, 2009 and 2008, the Company capitalized interest of $19.1 million and $10.6 million, respectively.
NOTE H — RECLAMATION AND REMEDIATION
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Changes to the Company’s asset retirement obligations are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Asset retirement obligation — beginning balance	$35,792	$33,437	$34,662	$33,135
Accretion	809	629	2,399	1,886
Additions	2,972	—	2,972	—
Settlements	(203)	(1,106)	(663)	(2,061)

Asset retirement obligation — ending balance	$39,370	$32,960	$39,370	$32,960

     During the third quarter of 2009, the Company increased its estimated asset retirement obligation at the Cerro Bayo mine in the amount of $3.0 million. In addition, the Company has accrued $1.0 million and $1.4 million as of September 30, 2009 and December 31, 2008, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE I — INCOME TAXES
     The Company computes income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the Company differences are expected to reverse. The Company has U.S. net operating loss carryforwards which expire in 2009 through 2025. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
     For the three and nine months ended September 30, 2009, the Company reported an income tax benefit of approximately $13.9 million and $18.3 million, respectively, compared to an income tax benefit of $4.4 million and $2.2 million for the three and nine months ended September 30, 2008. The following table summarizes the components of the Company’s income tax provision for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current:
United States — Alternative minimum tax	$(1,533)	$422	$(1,772)	$(566)
United States — Foreign withholding	(479)	(523)	(1,317)	(927)
Argentina	(2,912)	443	(4,244)	(2,496)
Australia	105	(440)	1,245	(1,782)
Mexico	(17)	(27)	(66)	(49)
Canada	—	—	(53)	(20)
Bolivia	(1,931)	669	(5,088)	—
Deferred:
United States	7,708	403	10,074	1,950
Argentina	—	267	—	638
Australia	276	276	(22)	411
Chile	569	608	1,205	(740)
Mexico	10,031	3,404	21,727	7,227
Bolivia	2,059	(1,058)	(3,417)	(1,446)

Income tax benefit	$13,876	$4,444	$18,272	$2,200

   The income tax provision for the three and nine months ended September 30, 2009 and 2008 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE J — DEFINED CONTRIBUTION AND 401(K)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and $0.5 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. Contributions are based on a percentage of the salary of eligible employees.
401(k) Plan
     The Company maintains a retirement savings plan, which qualifies under Section 401(k) of the U.S. Internal Revenue code, covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the next 2% of the employee’s contribution. Employees have the option of investing in twelve different types of investment funds. Total plan expenses charged to operations for the three months ended September 30, 2009 and 2008, were $0.1 million and $0.1 million, respectively. Total plan expenses charged to operations in the nine months ended September 30, 2009 and 2008 were $0.4 million and $0.5 million, respectively.
NOTE K — 1-FOR-10 REVERSE STOCK SPLIT
     In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, which became effective at 6:01 p.m., Eastern Time, on May 26, 2009, which had been approved by the Company’s shareholders at the Annual Meeting of Shareholders on May 12, 2009. The Company’s common stock began trading at the split-adjusted basis on May 27, 2009.
     As the reverse stock split proportionally reduced the authorized, issued and outstanding shares of common stock of the Company, without any change to the par value, the “common stock” balance on the consolidated balance sheets as of December 31, 2008 and all per share amounts contained in this Quarterly Report on Form 10-Q, unless otherwise indicated, have been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split occurred January 1, 2008.
NOTE L — STOCK-BASED COMPENSATION PLANS
     The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee stock-based compensation charged to operations and capital projects under these Plans was $2.6 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively and $6.9 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively.
     Stock options and SARs granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity based awards and SARs are accounted for as liability based awards. The value of the SARs are remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.

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
     Performance shares and performance units awarded are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability based awards. Performance share and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when exercised.
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended September 30, 2009 and 2008 for stock based compensation awards was $1.9 million and $0.4 million, respectively and for the nine months ended September 30, 2009 and 2008 was $4.5 million and $2.3 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense.
     As of September 30, 2009, there was $3.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
     The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at September 30, 2009. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

				As of
	Date of Grant			September 30,
	Stock Options		SARs	SARs
	2009	2008	2009	2009
Weighted average fair value of stock options granted and SAR’s outstanding	$3.90	$2.26	$5.50	$15.58
Expected volatility	70.8%	56.0-56.2%	74.4%	74.9%
Expected life	6.0 years	6.0 years	5.8 years	5.3 years
Risk-free interest rate	2.08%	3.0-3.35%	1.6%	2.3%
Expected dividend yield	—	—	—	—
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following table summarizes stock option and SARs activity during the nine months ended September 30, 2009:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2008	243,370	$33.79	—	$—
Granted	163,720	10.00	112,471	10.00
Exercised	—	—	—	—
Canceled/forfeited	(14,412)	44.36	—	—

Outstanding at September 30, 2009	392,678	$23.48	112,471	$10.00

     Options to purchase 192,990 shares were exercisable at September 30, 2009 at a weighted average exercise price of $31.63.
     As of September 30, 2009, there was $0.9 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.5 years.
     The following table summarizes restricted stock and restricted units activity during the nine months ended September 30, 2009, adjusted for the 1-for-10 reverse stock split:

			Restricted Units
	Restricted Stock			Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	September 30, 2009
Outstanding at December 31, 2008	73,087	$41.48	—	$—
Granted	98,983	6.90	67,485	20.50
Vested	(32,084)	41.65	—	—
Cancelled/Forfeited	(5,597)	42.32	—	—

Outstanding at September 30, 2009	134,389	$15.95	67,485	$20.50

     As of September 30, 2009, there was $0.9 million of total unrecognized compensation cost related to restricted stock and restricted unit awards to be recognized over a weighted-average period of 1.4 years.
     The following table summarizes performance shares and performance units activity during the nine months ended September 30, 2009, adjusted for the 1-for-10 reverse stock split:

			Performance Units
	Performance Shares			Weighted
		Weighted		Average
	Number of	Average Grant	Number of	Fair Value as of
	Shares	Date Fair Value	Units	September 30, 2009
Outstanding at December 31, 2008	54,767	$40.11	—	$—
Granted	98,233	8.60	67,485	33.63
Vested	—	—	—	—
Cancelled/Forfeited	(16,702)	46.70	—	—

Outstanding at September 30, 2009	136,298	$16.59	67,485	$33.63

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     As of September 30, 2009, there was $1.5 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.2 years.
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
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounces of gold minimum is considered an embedded derivative financial instrument under U.S. GAAP. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at September 30, 2009 was a liability of $49.2 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $6.3 million at September 30, 2009. These derivative instruments are recorded in prepaid expenses and other or accrued liabilities and other on the balance sheet and adjusted to fair value through current earnings. During the third quarter of 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $31.0 million and a gain of $1.3 million, respectively. During the nine months ended September 30, 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $49.3 million and a gain of $3.3 million, respectively.
Forward Foreign Exchange Contracts
     During the second quarter of 2009 and fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.
     The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.79 pesos to each U.S. dollar. As of September 30, 2009 and December 31, 2008, the Company had Mexican peso foreign exchange contracts of $10.5 million and $22.4 million in U.S. dollars, respectively. As of September 30, 2009 and December 31, 2008, the fair value of these contracts was a net asset of $0.1 million and a net asset of $2.0 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. As of September 30, 2009 and December 31, 2008, the Company had Argentine peso foreign exchange contracts of $2.9 million and $12.9 million in U.S. dollars, respectively. As of September 30, 2009 and December 31, 2008, the fair value of these contracts was an asset of $0.1 million and $1.5 million, respectively.
Gold Lease Facility
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. During the nine months ended September 30, 2009, the Company settled on 2,000 ounces of gold and leased an additional 3,000 ounces of gold. As of September 30, 2009, the Company had 24,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next three months on scheduled delivery dates. As of September 30, 2009 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $9.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the consolidated balance sheet.
     As of September 30, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 6.7% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $24.5 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of September 30, 2009 was $24.7 million. A credit risk adjustment of $0.2 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $24.5 million. During the three and nine months ended September 30, 2009, mark to market adjustments for the gold lease facility amounted to a loss of $2.9 million and $4.5 million, respectively.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets in prepaid expenses and other or as derivative liabilities in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2009, the Company had outstanding provisionally priced sales of $27.1 million, consisting of 1.7 million ounces of silver and 1,824 ounces of gold, which had a fair value of $29.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $17,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,800. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Commodity Derivatives
     During the first nine months of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At September 30, 2009, the Company held put options allowing it to deliver 6.9 million ounces of silver at a weighted average strike price of $9.17 per ounce. At September 30, 2009, the Company also had written outstanding call options requiring it to deliver 35,240 ounces of gold at a weighted average strike price of $1,108 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company had written outstanding put options requiring it to purchase 7,529 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next twelve months. As of September 30, 2009 the fair market value of these contracts was a net asset of $1.5 million.
     On October 15, 2009, the Company closed outstanding call options requiring it to deliver 7,620 ounces of gold at an average strike price of $1,100 per ounce if the market price of gold exceeds the average strike price.
     As of September 30, 2009, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	2009	2010	2011	Thereafter
Palmarejo gold production royalty	$5,769	$23,390	$24,027	$133,430
Average gold price in excess of minimum contractual deduction	$461.50	$467.77	$480.51	$495.33
Notional ounces	12,501	50,004	50,004	269,375

Franco-Nevada Warrant	$5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,455	—	—	—

Mexican peso forward purchase contracts	$6,300	$4,248	—	—
Average rate (MXP/$)	$13.57	$14.12	—	—
Mexican peso notional amount	85,472	60,000	—	—

Argentine peso forward purchase contracts	$2,900	—	—	—
Average rate (ARS/$)	$4.03	—	—	—
Argentine peso notional amount	11,698	—	—	—

Gold lease forward purchase contracts	$21,174	—	—	—
Average gold forward price	$863.21	—	—	—
Notional ounces	24,529	—	—	—

Silver concentrate sales agreements	$25,391	—	—	—
Average silver price	$14.57	—	—	—
Notional ounces	1,742,728	—	—	—

Gold concentrate sales agreements	$1,738	—	—	—
Average gold price	$952.79	—	—	—
Notional ounces	1,824	—	—	—

Gold put options sold	$595	—	—	—
Average gold strike price	$850.00	—	—	—
Notional ounces	7,529	—	—	—

Gold call options sold	$468	$1,438	—	—
Average gold strike price	$1,100.00	$1,110.41	—	—
Notional ounces	7,620	27,620	—	—

Silver put options	$512	$2,109	—	—
Average silver strike price	$9.00	$9.21	—	—
Notional ounces	1,500,000	5,400,000	—	—

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following summarizes classification of the fair value of the derivative instruments as of September 30, 2009 and December 31, 2008 :

	As of September 30, 2009
			Non-
	Prepaid	Accrued	current
	Expenses	liabilities	portion of
	and	and	royalty
	other	other	obligation
Gold lease facility	$—	$24,484	$—
Forward foreign exchange contracts	167	38	—
Palmarejo gold production royalty	—	7,596	41,582
Franco-Nevada warrant	6,254	—	—
Put and call options	403	1,886	—
Concentrate sales contracts	2,675	375	—

	$9,499	$34,379	$41,582

	As of December 31, 2008
			Non-
	Prepaid	Accrued	current
	Expenses	liabilities	portion of
	and	and	royalty
	other	other	obligation
Gold lease facility	$1,194	$20,000	$—
Forward foreign exchange contracts	3,467	—	—
Senior secured floating note warrant	—	15,277	—
Senior secured floating note conversion option	—	21,566	—
Concentrate sales contracts	1,476	2,590	—

	$6,137	$59,433	$—

     The following represent the mark-to-market gains (losses) on derivative instruments as of September 30, 2009 and 2008 :

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gold lease facility	$(2,921)	$—	$(4,505)	$—
Forward foreign exchange contracts	(39)	—	(3,338)	—
Palmarejo gold royalty	(31,844)	—	(50,138)	—
Franco-Nevada warrant	1,306	—	3,254	—
Put and call options	(2,220)	—	(942)	—
Senior secured floating note warrant	—	—	4,277	—
Senior secured floating note conversion option	—	—	1,820	—

	$(35,718)	$—	$(49,572)	$—

     The company recognized a loss of $35.7 million for the three months ended September 30, 2009 and a loss of $49.6 million for the nine months ended September 30, 2009, which is reflected in loss on derivatives, net.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE N — COMMITMENTS AND CONTINGENCIES
Labor Union Contract
     The Company maintains three labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at its San Bartolome mine in Boliva. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. As of September 30, 2009, approximately 24% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of September 30, 2009, the total benefit expected to be incurred under this plan is approximately $5.0 million of which $3.8 million has been paid to previously terminated employees. The liability is recognized ratably over the minimum future service period. Changes to the amounts accrued as of the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Beginning balance	$533	$533	$445	$820
Accruals	16	48	104	148
Payments	—	—	—	(387)

Ending balance	$549	$581	$549	$581

     The Company does not have a written severance plan for any of its foreign operations, including its operations in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, the company records employee severance costs in situations where minimum statutory termination benefits must be paid to the affected employees. The Company has accrued obligations for postemployment benefits in these locations of approximately $4.0 million and $2.4 million as of September 30, 2009 and December 31, 2008, respectively. Amounts are included in production costs applicable to sales in the income statement.
Kensington Production Royalty
     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc., acquired from Echo Bay and Echo Bay Alaska, Inc. a 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, which provides the Company with indirect 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 per ounce gold prices to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE O — SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and concentrates to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has five trading counterparties (Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 80.3% of total metal sales for the nine months ended September 30, 2009 and 45.5% for the nine months ended September 30, 2008. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company markets its precious metals doré and concentrates to a geographically diverse group of third party refiners and smelters, including clients located in Mexico, Japan, Switzerland, Australia and the United States (Penoles, Dowa, Valcambi, Nyrstar, Johnson Matthey). Sales of precious metals concentrates and doré to third-party smelters and refiners amounted to approximately 19.7% and 54.5% of precious metal sales for the nine months ended September 30, 2009 and 2008, respectively. The loss of any one smelting client may have a material adverse effect if alternative smelters are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.
NOTE P — SEGMENT REPORTING
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
     The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Rochester, Cerro Bayo, Martha, San Bartolomé, Kensington, Palmarejo and Endeavor mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note F). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $68.0 million and $27.7 million for the three months ended September 30, 2009 and 2008, respectively and $165.0 and $95.9 for the nine months ended September 30, 2009 and 2008, respectively. Revenues from gold sales were $21.8 million and $8.8 million for the three months ended September 30, 2009 and 2008, respectively and $37.4 million and $35.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Financial information relating to the Company’s segments is as follows:

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other	Total

Three Months Ended September 30, 2009

Total net sales of metals	$9,283	$42	$15,165	$1,567	$31,533	$—	$32,203	$—	$89,793

Productions costs applicable to sales	5,366	—	5,123	573	25,214	—	22,863	—	59,139
Depreciation and depletion	464	1,055	1,595	264	5,191	—	19,949	129	28,647
Exploration expense	—	806	940	—	15	87	501	818	3,167
Other operating expenses	112	1,286	—	—	—	(1)	158	4,512	6,067

Interest and other income	—	(742)	(560)	—	(349)	(4)	(594)	545	(1,704)
Interest expense	—	—	(31)	—	(12)	(2)	(5,637)	(406)	(6,088)
Gain on debt extinguishment	—	—	—	—	—	—	—	(2,947)	(2,947)
Unrealized (losses) on derivatives and other	—	—	—	—	—	—	(30,538)	(5,180)	(35,718)
Income tax benefit (expense)	—	569	(2,913)	—	128	12	(11,866)	27,946	13,876

Net income (loss) from continuing operations	3,341	(3,278)	4,003	730	880	(80)	(59,903)	14,499	(39,808)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	22,525	22,525

Net income (loss)	3,341	(3,278)	4,003	730	880	(80)	(59,903)	37,024	(17,283)

Segment assets (A)	$34,863	$42,692	$37,100	$40,390	$280,038	$370,053	$2,119,350	$10,174	$2,934,660
Capital expenditures (B)	$5	$258	$334	$—	$1,441	$10,249	$42,253	$38	$54,578

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Three Months Ended September 30, 2008

Total net sales of metals	$20,732	$6,737	$3,747	$2,427	$2,895	$—	$—	$—	$36,538

Productions costs applicable to sales	11,583	8,530	4,229	186	5,521	—	—	—	30,049
Depreciation and depletion	551	1,661	1,390	545	1,793	—	(8)	136	6,068
Exploration expense	118	668	1,521	—	(116)	112	2,067	1,454	5,824
Other operating expenses	2	5	(68)	—	27	125	627	4,668	5,386

Interest and other income	1	501	(381)	—	1,385	9	18	762	2,295
Interest expense	—	—	68	—	—	(3)	578	(2,055)	(1,412)
Income tax benefit (expense)	—	607	710	—	(390)	—	3,404	113	4,444

Net income (loss) from continuing operations	8,479	(3,019)	(2,928)	1,696	(3,335)	(231)	1,314	(7,438)	(5,462)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	1,419	1,419

Net income (loss)	8,479	(3,019)	(2,928)	1,696	(3,335)	(231)	1,314	(6,019)	(4,043)

Segment assets (A)	$36,074	$50,535	$43,068	$42,254	$271,364	$337,120	$1,877,100	$38,017	$2,695,532
Capital expenditures (B)	$273	$2,623	$246	$2	$29,635	$12,876	$42,265	$(193)	$87,727

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other(C)	Total

Nine Months Ended September 30, 2009

Total net sales of metals	$29,146	$1,673	$34,060	$4,211	$87,108	$—	$46,238	$—	$202,436

Productions costs applicable to sales	16,312	1,211	15,682	1,390	62,792	—	36,319	—	133,706
Depreciation and depletion	1,391	3,184	4,080	945	15,138	—	32,328	400	57,466
Exploration expense	—	2,153	2,092	—	31	141	4,082	2,286	10,785
Other operating expenses	569	3,833	—	—	—	39	837	16,488	21,766

Interest and other income	103	1,011	(1,854)	—	1,114	(4)	(121)	1,427	1,676
Interest expense	—	—	(401)	—	(73)	(16)	(7,903)	(3,654)	(12,047)
Gain on debt extinguishment	—	—	—	—	—	—	—	35,890	35,890
Unrealized (losses) on derivatives and other	—	—	—	—	—	—	(46,884)	(2,688)	(49,572)
Income tax benefit (expense)	—	1,205	(4,609)	—	(8,505)	12	21,219	8,950	18,272

Net income (loss) from continuing operations	10,977	(6,492)	5,342	1,876	1,683	(188)	(61,017)	20,751	(27,068)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	27,452	27,452

Net income (loss)	10,977	(6,492)	5,342	1,876	1,683	(188)	(61,017)	48,203	384

Segment assets (A)	$34,863	$42,692	$37,100	$40,390	$280,038	$370,053	$2,119,350	$10,174	$2,934,660
Capital expenditures (B)	$277	$1,037	$1,121	$—	$9,683	$23,236	$140,002	$153	$175,509

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Nine Months Ended September 30, 2008

Total net sales of metals	$56,762	$37,662	$22,765	$11,061	$2,895	$—	$—	$—	$131,145

Productions costs applicable to sales	35,376	24,595	12,482	781	5,462	—	—	—	78,696
Depreciation and depletion	1,724	6,693	3,643	1,524	1,853	—	831	409	16,677
Exploration expense	202	2,160	3,770	—	56	145	4,749	3,209	14,291
Other operating expenses	2	888	17	—	27	1,434	16,024	18,993	37,385

Interest and other income	6	107	(443)	—	1,384	46	(60)	2,763	3,803
Interest expense	—	—	(1)	—	—	(3)	(476)	(2,661)	(3,141)

Income tax benefit (expense)	—	(741)	(1,858)	—	(1,447)	—	7,227	(981)	2,200

Net income (loss) from continuing operations	19,464	2,692	551	8,756	(4,566)	(1,536)	(14,913)	(23,490)	(13,042)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	8,301	8,301

Net income (loss)	19,464	2,692	551	8,756	(4,566)	(1,536)	(14,913)	(15,189)	(4,741)

Segment assets (A)	$36,074	$50,535	$43,068	$42,254	$271,364	$337,120	$1,877,100	$38,017	$2,695,532
Capital expenditures (B)	$434	$6,759	$3,915	$26,513	$97,093	$32,306	$88,869	$473	$256,362

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balances represent cash flow amounts.

(C)	Includes discontinued operations.

	As of September 30,
	2009	2008
Assets
Total assets for reportable segments	$2,934,660	$2,695,532
Cash and cash equivalents	45,603	55,677
Short-term investments	—	23,301
Other assets	79,496	89,580

Total consolidated assets	$3,059,759	$2,864,090

	As of September 30,
	2009	2008
Long Lived Assets:
United States	$374,743	$341,506
Australia	39,462	65,844
Chile	30,487	28,652
Argentina	15,220	18,779
Bolivia	252,036	243,679
Mexico	2,056,275	1,859,552
Other countries	144	161

Total	$2,768,367	$2,558,173

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Geographic Information

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues:
United States	$9,283	$20,732	$29,146	$56,762
Australia	1,567	2,427	4,211	11,061
Chile	42	6,737	1,673	37,662
Argentina	15,165	3,747	34,060	22,765
Bolivia	31,533	2,895	87,107	2,895
Mexico	32,203	—	46,239	—
Other countries	—	—	—	—

Total	$89,793	$36,538	$202,436	$131,145

NOTE Q — LITIGATION AND OTHER EVENTS
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE R — SUBSEQUENT EVENTS
     On October 14, 2009, the state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. It is uncertain at this time how long the temporary suspension will remain in place.
     On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, Inc., a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company expects to begin drawing down the facility during the fourth quarter. After a twelve month grace period, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility will be secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.
     As a condition of the Kensington term facility with Credit Suisse—Zurich noted above, the Company has agreed to enter into a gold hedging program which will protect a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program will take the form of a series of zero-cost collars which consist of a floor price and a ceiling price of gold. Fifty percent of the required collars, or 62,500 ounces of gold, were entered into on November 4, 2009 as a condition precedent to the first draw down of the facility. The collars mature quarterly beginning September 2010 and conclude in December 2014. The put feature of each collar is $850 per ounce and the call feature of each collar is $1,652 per ounce. The remaining balance of the program is to be executed within 90 days of first drawdown.
     On November 4, 2009 the Company announced an approximately 40% increase in silver and gold mineral reserves at its Palmarejo silver and gold mine in Chihuahua, Mexico, to a total of 88.6 million ounces of silver and 1.1 million ounces of gold, based from its ongoing drilling at a nearby Guadalupe deposit, located approximately 6 kilometers southeast of the current Palmarejo mine and processing facilities. The Company plans to continue drilling at Guadalupe through the remainder of the year and into 2010 and anticipates commencement of underground development of Guadalupe’s reserves in the second half of next year. Ore from Guadalupe would then be expected to begin contributing to Palmarejo’s silver and gold production in 2011. At the Palmarejo project there were 63.6 million ounces of silver reserves and 756,000 ounces of gold reserves reported at the beginning of this year.
     The Company has evaluated subsequent events occurring through November 4, 2009.

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
     The average price of silver (Handy & Harman) and gold (London Final) for the nine months ended September 30, 2009 was $13.73 and $930.60 per ounce, respectively. The market price of silver and gold on November 3, 2009 was $15.97 per ounce and $1,061 per ounce, respectively.
     In addition to the matters discussed above with respect to the key factors of the Company’s business strategy, the most important matters management considers in evaluating the Company’s financial condition and results of operations include:
•
Coeur owns 100% of Coeur Mexicana S.A. de C.V., which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. The Company also controls other exploration-stage properties in northern Mexico. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. The royalty is payable when the market price per ounce of gold is greater than $400.00. The Company’s total silver production increased by 1.9 million ounces in the nine months ended September 30, 2009 as a result of production contributed from the Palmarejo mine.

•
Coeur owns, either directly or indirectly, 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where commercial production commenced June 2008. The Company’s total silver production increased by 5.4 million ounces in the nine months ended September 30, 2009 as a result of production contributed from the San Bartolomé mine.

•
The Company owns 100% of the Kensington property, located north of Juneau, Alaska, which is an advanced development-stage underground gold property. An updated feasibility study was completed for the property during 2004 and construction activities commenced in 2005. A lawsuit was filed in 2005 in Federal Court challenging a permit necessary for construction of a tailings facility. During 2008, the Company completed all surface facility construction activities not impacted by the legal challenge. On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that invalidated the previously issued U.S. Army Corps of Engineers Section 404 permit for the tailings facility for the Kensington gold mine. On August 14, 2009, the U.S. Army Corps of Engineers re-activated the Company’s 404 permit clearing the way for construction at the tailing facility to continue. Construction activities have recommenced at the Kensington mine and production is expected to begin in the second half of 2010.

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

•
The Rochester mine is a silver and gold surface mining operation located in northwestern Nevada that has been 100% owned and operated by the Company since 1986. The active mining of ore at the Rochester mine was completed during 2007; however, silver and gold production is currently expected to continue through 2014 as a result of continuing heap leaching operations. The Company is conducting a scoping study for an expansion of mining operations at its Rochester mine which may add an average of 2.9 million ounces of incremental annual silver production and 30,000 ounces of further gold production through 2017. The Company expects to complete the scoping study during the fourth quarter of 2009.

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

•
Coeur owns 100% of the Cerro Bayo mine in southern Chile, which comprises a high-grade gold and silver underground mine and processing facilities. The Cerro Bayo deposit was discovered during 2000. Initial mining operations commenced in late 2001 and processing started in April 2002. The Company carries on an active exploration program on its 176 square mile property package in southern Chile. During the fourth quarter of 2008, the Company temporarily suspended operations at Cerro Bayo in order to conserve existing reserves and focus on exploration and development of new discoveries and existing veins. The temporary suspension resulted in decreased silver and gold sales in the first nine months of 2009.

•	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.
     Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.
Operating Highlights and Statistics
South American Operations
San Bartolomé Mine
     Silver production for the third quarter of 2009 was 2.1 million ounces of silver compared to 706,538 ounces of silver in the third quarter of 2008. Total operating costs per ounce during the third quarter of 2009 were $7.63 and total cash costs per ounce, including royalties and taxes, were $11.17 compared to cash operating costs per ounce of $13.35 and total cash costs per ounce of $15.66 during the third quarter of 2008. The increased production and the decreased total cash costs per ounce occurred primarily because the mine was placed into service in June 2008 and was in the start-up phase of production during the second and third quarters of 2008. The San Bartolomé mine and plant facilities are now fully operational.
     Silver production for the nine months ended September 30, 2009 was 6.1 million ounces of silver as compared to 728,394 ounces of silver in the nine months ended September 30, 2008. Cash operating costs per ounce in the nine months ended September 30, 2009 were $7.24 and total cash costs per ounce were $9.98 compared to $13.32 and $15.59 respectively, in the nine months ending September 30, 2008. The increase in production and decrease in cash costs per ounce was due to the mine operating for the entire nine months ended September 30, 2009 as compared to the same period in 2008 when the mine was placed into service in June 2008.

     The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. We cannot assure you that our operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. On October 14, 2009, the state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. The mine plan adjustment may reduce fourth quarter production by as much as 500,000 ounces of silver. The Company is also reviewing its mine plan and may modify its manpower and operations schedule to minimize any financial impact of this potential production shortfall. Cerro Rico mountain is a historic mining site that is the subject of centuries of unregulated underground mining by numerous groups and individuals. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives, which are supported by Supreme Decree. It is uncertain at this time how long the temporary suspension will remain in place.
Martha Mine
     Silver production increased 44% to 1.2 million ounces in the third quarter of 2009 compared to 816,495 ounces in the third quarter of 2008. The increase in silver production was primarily due to an increase of 12,491 tons milled partially offset by a decrease of 21.8% in silver grades. Total cash operating costs per ounce in the third quarter of 2009 were $5.54 and total cash costs per ounce, including royalties and taxes, were $6.02 as compared to $5.89 and $6.73, respectively, during the third quarter of 2008. The decrease in total cash cost per ounce was primarily due to an increase in silver production attributable to a 78.3% increase in tons milled in the third quarter of 2009 compared to the third quarter of 2008.
     Silver production was 2.7 million ounces in the nine months ended September 30, 2009 compared to 2.1 million in the nine months ended September 30, 2008. The 29% increase in silver production was primarily due to a 118.8% increase in tons milled as a result of increased processing of ore stockpiles in the nine months ended September 30, 2009.
     Cash operating costs per ounce during the first nine months of 2009 were $6.22 compared to $6.75 in the first nine months of 2008. Total cash cost per ounce was $6.68 compared to $7.57 in the same period of 2008. The decrease in total cash costs per ounce was attributed to the increase in silver ounces produced as compared to the same period in 2008 due to a significant increase in tons milled.
Cerro Bayo Mine
     On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to higher operating costs. There was no production at the mine during the three and nine months ended September 30, 2009 as compared to 254,638 silver ounces and 2,973 gold ounces produced during the third quarter of 2008 and 1.0 million ounces of silver and 19,695 ounces of gold produced during the first nine months of 2008. The Company is focused on exploring its holdings and developing a new mine plan and increasing ore reserves in an effort to resume operations in 2010.

North American Operations
Palmarejo Mine
     The Palmarejo mine commenced commercial production on April 20, 2009. Silver production during the third quarter of 2009 was 1.3 million ounces and 24,289 ounces of gold. Cash operating costs per ounce during the third quarter were $8.76 and total cash costs were $8.76.
     Silver production was 1.9 million ounces and gold production was 34,019 ounces for the nine months ended September 30, 2009. Cash operating costs per ounce for the nine months ended September 30, 2009 were $12.13 and total cash costs were $12.13.
     The Company anticipates the Palmarejo mine will continue to ramp-up its production rate and achieve full capacity during the fourth quarter of 2009.
Rochester Mine
     Silver production was 528,037 ounces and gold production was 3,097 ounces during the third quarter of 2009 compared to 795,351 ounces of silver and 4,983 ounces of gold in the third quarter of 2008. Production was lower due to decreased ounces recovered from the ore on leach pad. Total cash operating costs per ounce in the third quarter of 2009 were $2.77 and total cash costs per ounce, including production taxes, were $3.67 in the third quarter of 2009 as compared to cash operating costs per ounce of $(0.05) and total cash costs per ounce of $0.72 in the third quarter of 2008. The increase in total cash cost per ounce was primarily due to lower by-product credits from gold production as compared to the third quarter of 2008.
     Silver produced at the Rochester Mine in the nine months ended September 30, 2009, was 1.5 million ounces and gold production was 9,146 ounces, compared to 2.4 million ounces of silver and 16,895 ounces of gold in the nine months ended September 30, 2008. Cash operating costs per ounce were $2.69 and total cash costs, which includes production taxes were $3.32, compared to $(1.30) and $(0.46) respectively in the nine months ended September 30, 2008. The increase in cash costs per ounce was due to lower by-product credits from gold production as compared to the nine months ended September 30, 2008.
     Mining and crushing operations ended at Rochester in August 2007 once ore reserves were fully mined. Currently, the Company is conducting residual leaching and anticipates these activities to continue through 2014. The Company is conducting a scoping study for an expansion of mining operations which may add an average of 2.9 million ounces of incremental annual silver production and 30,000 ounces of further gold production through 2017. The Company expects to complete the scoping study during the fourth quarter of 2009.
Australia Operations
Endeavor Mine
     Silver production at the Endeavor mine in the third quarter of 2009 was 102,972 ounces of silver compared to 226,180 ounces of silver in the third quarter of 2008. The decrease in silver production was primarily due to a 56.4% decrease in tons milled partially offset by a 20.5% increase in ore grades as compared to the third quarter of 2008. Total cash costs per ounce of silver produced were $7.09 in the third quarter of 2009 compared to $2.53 in the third quarter of 2008. The increase in total cash cost per ounce was primarily due to lower silver production and the price participation component terms of the transaction which were not in effect during the third quarter of 2008. Under the terms of the price participation component, CDE Australia Pty. Ltd, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     Silver production in the nine months ended September 30, 2009 was 367,492 ounces compared to 683,470 ounces in the same period in 2008. Total cash costs per ounce were $5.96 in the nine months ended September 30, 2009 compared to $2.49 during the same period in 2008. The increase in cash cost per ounce was due to the lower silver production and the price participation component terms of the transaction.

     As of September 30, 2009, CDE Australia had recovered approximately 47.5% of the transaction consideration consisting of 2.4 million payable ounces, or 12.2%, of the 20.0 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.
Broken Hill Mine
     On July 15, 2009, the Company entered into a Deed of Termination to terminate the Silver Sale Agreement, dated September 8, 2005, between the Company, Perilya Broken Hill Ltd. (“PBH”) and CDE Australia Pty, Ltd. (“CDEA”). Pursuant to the terms of the Silver Sale Agreement, CDEA agreed to buy, and PBH agreed to sell, the silver contained in ore to be mined at the Broken Hill mine for $36.9 million. Under the terms of the Deed of Termination, the parties agreed to terminate the Silver Sale Agreement, effective July 1, 2009, in exchange for a payment of $55.0 million from PBH to CDEA. In accordance with the terms of the Deed of Termination, the termination of the Silver Sale Agreement closed on July 30, 2009, and CDEA has no further entitlement to purchase silver product from the Broken Hill mine. PBH has all rights and title to, and all interests in, the silver production and reserves at the Broken Hill mine effective July 1, 2009.
     There was no production during the third quarter of 2009. Production during the three months ended September 30, 2008 was 312,425 ounces.
     Silver production in the nine months ended September 30, 2009 was 841,855 ounces compared to 1.1 million ounces in the nine months ended September 30, 2008. The decrease in silver production was due to the sale of the Company’s interest in the silver production from the Broken Hill mineral interests on July 30, 2009. Total cash costs per ounce of silver were $3.40 in the nine months ended September 30, 2009 compared to $3.60 in the nine months ended September 30, 2008.
Operating Statistics From Continuing Operations
     The following table presents information by mine and consolidated sales information for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Palmarejo(A)
Tons milled	410,137	—	695,232	—
Ore grade/Ag oz	4.24	—	4.08	—
Ore grade/Au oz	0.062	—	0.055	—
Recovery/Ag oz	73.4%	—	65.7%	—
Recovery/Au oz	94.3%	—	88.9%	—
Silver production ounces	1,275,904	—	1,863,620	—
Gold production ounces	24,289	—	34,019	—
Cash operating costs/oz	$8.76	—	$12.13	—
Cash cost/oz	$8.76	—	$12.13	—
Total cost/oz	$24.41	—	$29.48	—
San Bartolomé
Tons milled	431,218	160,678	1,147,935	177,756
Ore grade/Ag oz	5.36	7.54	6.05	6.82
Recovery/Ag oz	91.3%	58.3%	88.5%	60.1%
Silver production ounces	2,111,313	706,538	6,141,223	728,394
Cash operating costs/oz	$7.63	$13.35	$7.24	$13.32
Cash cost/oz	$11.17	$15.66	$9.98	$15.59
Total cost/oz	$13.63	$18.20	$12.45	$18.13
Martha Mine
Tons milled	28,431	15,940	83,344	38,087

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Ore grade/Ag oz	42.56	54.40	34.30	57.35
Ore grade/Au oz	0.059	0.072	0.046	0.072
Recovery/Ag oz	97.4%	94.2%	94.2%	95.3%
Recovery/Au oz	93.0%	89.0%	87.9%	91.2%
Silver production ounces	1,178,088	816,495	2,693,993	2,081,573
Gold production ounces	1,569	1,028	3,376	2,497
Cash operating costs/oz	$5.54	$5.89	$6.22	$6.75
Cash cost/oz	$6.02	$6.73	$6.68	$7.57
Total cost/oz	$7.48	$8.27	$8.19	$9.39
Rochester(B)
Silver production ounces	528,037	795,351	1,541,441	2,374,698
Gold production ounces	3,097	4,983	9,146	16,895
Cash operating costs/oz	$2.77	$(0.05)	$2.69	$(1.30)
Cash cost/oz	$3.67	$0.72	$3.32	$(0.46)
Total cost/oz	$4.58	$1.47	$4.29	$0.33
Endeavor
Tons milled	130,319	298,601	428,162	827,755
Ore grade/Ag oz	1.76	1.46	1.59	1.50
Recovery/Ag oz	45.0%	51.8%	54.1%	54.9%
Silver production ounces	102,973	226,180	367,492	683,470
Cash operating costs/oz	$7.09	$2.53	$5.96	$2.49
Cash cost/oz	$7.09	$2.53	$5.96	$2.49
Total cost/oz	$9.66	$4.94	$8.53	$4.72
Cerro Bayo
Tons milled	—	50,253		208,837
Ore grade/Ag oz	—	5.52	—	5.29
Ore grade/Au oz	—	0.066	—	0.104
Recovery/Ag oz	—	91.8%	—	93.4%
Recovery/Au oz	—	89.4%	—	90.3%
Silver production ounces	—	254,638	—	1,031,524
Gold production ounces	—	2,973	—	19,695
Cash operating costs/oz	—	$19.89	—	$7.97
Cash cost/oz	—	$19.89	—	$7.97
Total cost/oz	—	$26.25	—	$14.34
CONSOLIDATED PRODUCTION TOTALS(C)
Silver ounces	5,196,315	2,799,202	12,607,769	6,899,659
Gold ounces	28,955	8,984	46,541	39,087
Cash operating cost per oz	$6.93	$7.08	$7.15	$4.43
Cash cost per oz/silver	$8.57	$8.13	$8.66	$5.21
Total cost/oz	$13.88	$10.21	$12.94	$7.47
CONSOLIDATED SALES TOTALS(D)
Silver ounces sold	4,667,995	2,237,675	12,207,964	6,150,086
Gold ounces sold	23,079	11,215	40,003	41,145
Realized price per silver ounce	$14.54	$14.53	$13.70	$17.13
Realized price per gold ounce	$954	$886	$946	$952

(A)
Palmarejo achieved commercial production on April 20, 2009. Mine statistics do not represent normal operating results. It is expected that Palmarejo will continue to ramp up its production rate and achieve full capacity during the fourth quarter of 2009.

(B)
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

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(D)
Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

Operating Statistics From Discontinued Operations
     The following table presents information for Broken Hill which was sold on July 30, 2009, effective as of July 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Broken Hill
Tons milled	—	496,552	827,766	1,523,719
Ore grade/Silver oz	—	0.85	1.44	0.97
Recovery/Silver oz	—	74.2%	70.5%	73.0%
Silver production ounces	(1,739)	312,425	841,855	1,081,254
Cash operating cost/oz	$19.58	$3.38	$3.40	$3.60
Cash cost/oz	$19.58	$3.38	$3.40	$3.60
Total cost/oz	$48.76	$5.15	$5.26	$5.37
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
     The following table presents a reconciliation between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, calculated in accordance with U.S. GAAP:
Three Months Ended September 30, 2009
(In thousands except ounces and per ounce costs)

	San			Cerro
	Bartolomé	Martha	Palmarejo	Bayo	Rochester	Endeavor	Total
Production of Silver (ounces)	2,111,313	1,178,088	1,275,904	—	528,037	102,973	5,196,315

Cash operating costs per ounce	$7.63	$5.54	$8.76	$—	$2.77	$7.09	$6.93
Cash Costs per ounce	$11.17	$6.02	$8.76	$—	$3.67	$7.09	$8.57

Total operating costs (Non-GAAP)	$16,118	$6,525	$11,174	$—	$1,461	$730	$36,008
Royalties(1)	7,474	562	—	—	—	—	8,036
Production taxes	—	—	—	—	475	—	475

Total Cash Costs (Non-GAAP)	23,592	7,087	11,174	—	1,936	730	44,519
Add/Subtract:
Third party smelting costs	—	(2,221)	(554)	—	—	(225)	(3,000)
By-product credit	—	1,502	23,301	—	2,956	—	27,759
Other adjustments	—	469	20	—	16	—	505
Change in inventory	1,765	(1,714)	(11,078)	—	558	55	(10,414)
Depreciation, depletion and amortization	5,191	1,246	19,948	—	463	265	27,113

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$30,548	$6,369	$42,811	$—	$5,929	$825	$86,482

Nine Months Ended September 30, 2009
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Palmarejo	Cerro Bayo	Rochester	Endeavor	Total
Production of Silver (ounces)	6,141,223	2,693,993	1,863,620	—	1,541,441	367,492	12,607,769

Cash operating costs per ounce	$7.24	$6.22	$12.13	$—	$2.69	$5.96	$7.15
Cash Costs per ounce	$9.98	$6.68	$12.13	$—	$3.32	$5.96	$8.66

Total operating costs (Non-GAAP)	$44,484	$16,748	$22,597	$—	$4,145	$2,190	$90,164
Royalties(1)	16,777	1,253	—	—	—	—	18,030
Production taxes	—	—	—	—	978	—	978

Total Cash Costs (Non-GAAP)	61,261	18,001	22,597	—	5,123	2,190	109,172
Add/Subtract:
Third party smelting costs	—	(5,067)	(768)	—	—	(759)	(6,594)
By-product credit	—	3,157	32,402	—	8,487	—	44,046
Other adjustments	8	636	20	—	103	—	767
Change in inventory	1,524	(1,046)	(17,932)	1,211	2,599	(42)	(13,686)
Depreciation, depletion and amortization	15,137	3,420	32,328	—	1,391	946	53,222

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$77,930	$19,101	$68,647	$1,211	$17,703	$2,335	$186,927

Three Months Ended September 30, 2008
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Endeavor	Total
Production of Silver (ounces)	706,538	816,495	254,638	795,351	226,180	2,799,202

Cash operating costs per ounce	$13.35	$5.89	$19.89	$(0.05)	$2.53	$7.08
Cash Costs per ounce	$15.66	$6.73	$19.89	$0.72	$2.53	$8.13

Total Cash Costs	$11,065	$5,491	$5,064	$569	$573	$22,762
Add/Subtract:
Third party smelting costs	—	(1,030)	(724)	—	(344)	(2,098)
By-product credit	—	887	2,624	4,383	—	7,894
Other adjustments	—	—	—	48	—	48
Change in inventory	(5,544)	(1,120)	1,566	6,584	(43)	1,443
Depreciation, depletion and amortization	1,794	1,260	1,620	550	545	5,769

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$7,315	$5,488	$10,150	$12,134	$731	$35,818

Nine Months Ended September 30, 2008
(In thousands except ounces and per ounce costs)

	San
	Bartolomé	Martha	Cerro Bayo	Rochester	Endeavor	Total
Production of Silver (ounces)	728,394	2,081,573	1,031,524	2,374,698	683,470	6,899,659

Cash operating costs per ounce	$13.32	$6.75	$7.97	$(1.30)	$2.49	$4.43
Cash Costs per ounce	$15.59	$7.57	$7.97	$(0.46)	$2.49	$5.21

Total Cash Costs	$11,353	$15,765	$8,220	$(1,085)	$1,703	$35,956
Add/Subtract:
Third party smelting costs	—	(2,493)	(3,131)	—	(1,023)	(6,647)
By-product credit	—	2,228	17,984	15,213	—	35,425
Other adjustments	—	471	—	147	—	618
Change in inventory	(5,891)	(3,489)	1,523	21,099	102	13,344
Depreciation, depletion and amortization	1,853	3,323	6,571	1,724	1,523	14,994

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$7,315	$15,805	$31,167	$37,098	$2,305	$93,690

     The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations (see Note F):

	Three Months		nine Months
	Ended September 30,		Ended September 30,
	2009(2)	2008	2009	2008
Broken Hill	(In thousands except ounces and per ounce costs)
Production of Silver (ounces)	(1,739)	312,425	841,855	1,081,254

Cash operating costs per ounce	$19.58	$3.38	$3.40	$3.60
Cash Costs per ounce	$19.58	$3.38	$3.40	$3.60

Total Cash Costs (Non-GAAP)	$(34)	$1,056	$2,863	$3,892
Add/Subtract:
Third party smelting costs	(15)	(416)	(1,167)	(1,748)
By-Product credit	—	—	—	—
Other adjustments	—	—	—	—
Change in inventory	98	5	39	12
Depreciation, depletion and amortization	(51)	553	1,568	1,914

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$(2)	$1,198	$3,303	$4,070

(1)
The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(2)	Amounts reflect final metal settlement adjustments.
Exploration Activity
     In the three and nine months ended September 30, 2009, the Company spent approximately $3.7 million and $12.4 million, respectively, on its global exploration program. The majority of this was devoted to exploration around its large operating properties.
Palmarejo (Mexico)
     The Company spent $0.6 million and $4.0 million on exploration at the Palmarejo District during the three and nine months ended September 30, 2009 to discover new silver and gold mineralization and define new ore reserves.
     The major part of this work was on evaluation of current drill data from the Guadalupe deposit, preparation of an updated mineralization model for that deposit and commencement of mine design and scheduling work by an independent consulting engineering firm in support of ore reserve estimation. It is expected that this work will be completed in the fourth quarter
Cerro Bayo Mine (Chile)
     Exploration at Cerro Bayo during the third quarter of 2009 focused on exploratory drilling over several targets to discover new large vein deposits similar to the Delia vein discovered late in 2008 southeast of the mill facility. Approximately 8,700 meters (28,500 feet) were drilled in the quarter. In addition to Cerro Bayo exploration, a first phase of reverse circulation drilling totaling 1,450 meters (4,750 feet) was completed at the new silver Huantajaya prospect in northern Chile.
Martha Mine (Argentina)
     At Martha, nearly 5,470 meters (17,950 feet) of drilling was completed during the third quarter of 2009 to expand reserves and discover new mineralization. The focus of this work was at the Martha mine from surface and underground drilling locations. Drilling will continue throughout the year near the Martha mine.
     In addition to its exploration program near the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz Province in Argentina. In the third quarter of 2009 the Company focused this effort on the Joaquin and Nico properties, on which the Company has an option to acquire a majority managing joint venture interest with Mirasol Resources Ltd. At Joaquin a third phase of drilling commenced late in the third quarter of 2009, to expand on favorable drill results obtained from two previous phases, and at Nico a first phase of drilling was completed totaling 1,473 meters (4,833 feet).

Development Projects:
Kensington (Alaska)
     The Company estimates $105.8 million of remaining capital expenditures to complete construction and mine related activities at Kensington and to commence production during the second half of 2010. Production during the mine’s initial, partial year is expected to be approximately 40,000 ounces of gold. Based on an initial 12.5 year mine life based solely on proven and probable mineral reserves, the Company expects gold production to average 120,000 ounces annually and total operating costs to average $475 per ounce annually.
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
     At September 30, 2009, the Company had outstanding provisionally priced sales of $27.1 million consisting of 1.7 million ounces of silver and 1,824 ounces of gold, which had a fair value of approximately $29.4 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $17,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,800. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million inclusive of the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.
Fair Value
     Effective January 1, 2008, we adopted new accounting standards related to fair value measurements. In February 2008, the FSAB issued a new accounting standard related to fair value which provides a one year deferral for the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of this new accounting standard with respect to our financial assets and liabilities only. The new standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurement. Refer to Note D for further details regarding the Company’s assets and liabilities measured at fair value.
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
     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis is less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans. We did not record any write-downs for the nine months ended September 30, 2009.

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
     The Company reported ore on leach pad of $26.7 million as of September 30, 2009. Of this amount, $8.3 million was reported as a current asset and $18.4 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
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

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$1.05	$1.70	$2.15	$0.56	$0.99	$1.34
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$1.93	$6.70	$8.11	$0.73	$1.75	$2.58
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
Reclamation and remediation costs
     The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These legal obligations are associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
     Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.
Income taxes
     The Company computes income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at September 30, 2009.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
     Sales of metal from continuing operations in the third quarter of 2009 increased by $53.3 million, or 145.8%, from $36.5 million in the third quarter of 2008 to $89.8 million. The increase in sales of metal was primarily due to an increase in the quantity of silver ounces sold due to contributions from the Company’s two new mines: (i) the San Bartolomé silver mine, which operated at full capacity during the quarter; and (ii) the Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the third quarter of 2009, the Company sold 4.7 million ounces of silver and 23,079 ounces of gold compared to 2.2 million ounces of silver and 11,215 ounces of gold for the same period in 2008. Realized silver and gold prices were $14.54 and $954 per ounce, respectively, in the third quarter of 2009, compared to $14.53 and $886 per ounce, respectively, in the comparable quarter of 2008.
     Included in revenues is the by-product revenue derived from the sale of gold. During the third quarter of 2009, by-product revenues totaled $21.8 million compared to $8.8 million in the third quarter of 2008. The increase is due to additional ounces of gold sold in the third quarter of 2009 primarily as a result of the Company’s Palmarejo mine being in operation during the quarter, partially offset by the decrease at the Cerro Bayo mine. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
     In the third quarter of 2009, the Company produced a total of 5.2 million ounces of silver and 28,955 ounces of gold, compared to 2.8 million ounces of silver and 8,984 ounces of gold in the third quarter of 2008. The increase in silver production is primarily due to the increase of 1.4 million ounces from the Company’s San Bartolomé silver mine, which operated at full capacity during the quarter, and an increase of 1.3 million ounces at the Palmarejo silver and gold mine, which began commercial production on April 20, 2009. The increase in gold production in the third quarter of 2009 compared to the third quarter of 2008 is primarily due to the increase of 24,289 ounces of gold from the Palmarejo mine, partially offset by the decrease of 2,973 ounces of gold at the Cerro Bayo mine.
Costs and Expenses
     Production costs applicable to sales of metal in the third quarter of 2009 increased to $59.0 million, from $30.0 million in the third quarter of 2008. The increase in production costs is primarily due to costs related to the commencement of operating activities at the Palmarejo mine.

     Depreciation and depletion increased by $22.5 million, from $6.1 million to $28.6 million, as compared to the third quarter of 2008. The increase is due to depreciation and depletion expense from the Palmarejo and San Bartolomé mines.
     Administrative and general expenses increased by $0.3 million, from $4.6 million to $4.9 million, as compared to the third quarter of 2008. The increase is primarily due to fair value adjustments related to cash settled long-term incentive awards offset by cost reduction initiatives.
     Exploration expenses decreased by $2.7 million to $3.2 million in the third quarter of 2009 compared to $5.8 million in the same period of 2008 as a result of a decreased exploration activities.
     Care and maintenance expenses were $1.2 million during the third quarter of 2009 due to non-operating expenses at the Cerro Bayo mine, where operations were temporarily suspended during the fourth quarter of 2008. There were no care and maintenance expenses recorded during the third quarter of 2008.
     No pre-development expenses were recorded during the third quarter of 2009. Pre-development expenses of $0.8 million were recorded as a result of pre-development activities at the Palmarejo project during the third quarter of 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures thereafter.
Other Income and Expenses
     The Company recognized $2.9 million of losses on debt extinguishments during the third quarter of 2009 from the exchange of a portion of the 1 1/4% Convertible Senior Notes for shares of common stock. There were no gains (losses) in debt extinguishments recorded during the third quarter of 2008.
     Losses on derivative instruments in the three months ended September 30, 2009 were $35.7 million. No gains or losses on derivative instruments were recorded in the third quarter of 2008. The increase was due to mark-to-market adjustments relating to the Palmarejo gold royalty obligation, the Franco-Nevada warrant, put and call options, the gold lease facility, and foreign exchange contracts.
     Interest and other income in the third quarter of 2009 decreased by $4.0 million to $1.7 million compared with the second quarter of 2008. The decrease was primarily due to losses on foreign currency transactions.
     Interest expense increased to $6.1 million in the third quarter of 2009 compared to $1.4 million in the third quarter of 2008 due to an increase in interest expense related to the gold lease facility, royalty obligations and short-term borrowings coupled with the fact that the Palmarejo mine was placed into service in April 2009, thereby eliminating capitalized interest in the third quarter of 2009.
Income Taxes
     For the three months ended September 30, 2009, the Company reported an income tax benefit of approximately $13.9 million compared to an income tax benefit of $4.4 million in the third quarter of 2008. The following table summarizes the components of the Company’s income tax provision for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
Current:
United States — Alternative minimum tax	$(1,533)	$422
United States — Foreign withholding	(479)	(523)
Argentina	(2,912)	443
Australia	105	(440)
Mexico	(17)	(27)
Canada	—	—
Bolivia	(1,931)	669
Deferred:
United States	7,708	403
Argentina	—	267
Australia	276	276
Chile	569	608
Mexico	10,031	3,404
Bolivia	2,059	(1,058)

Income tax benefit	$13,876	$4,444

     During the three months ended September 30, 2009, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metal prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $20.6 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico).
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
Results of Discontinued Operations
     Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. Generally Accepted Accounting Principles (GAAP), Broken Hill has been reported in discontinued operations for the three and nine month period ended September 30, 2009 and 2008. Income from discontinued operations, net of taxes, was $0.1 million during the three months ended September 30, 2009 compared to $1.4 million in the same period of 2008. The Company recognized a gain, net of taxes, of $22.4 million on the sale in the quarter ended September 30, 2009.

     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Sales of metal	$63	$3,225
Production costs applicable to sales	49	(645)
Depreciation and depletion	51	(553)
Mining exploration	—	—
Other	—	—
Income tax expense	(49)	(608)

Income from discontinued operations	114	1,419
Gain on sale of net assets of discontinued operations	22,411	—

Net income for discontinued operations	$22,525	$1,419

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues
     Sales of metal from continuing operations in the nine months ended September 30, 2009 increased to $202.4 million from $131.1 million in the same period in 2008, or 54.4%. The increase in sales of metal was primarily due to the contribution from the Company’s two new mines: (i) the San Bartolomé silver mine, which operated at full capacity during the nine months ended September 30, 2009 and commenced operations in June 2008; and (ii) the Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the nine months ended September 30, 2009, the Company sold 12.2 million ounces of silver and 40,003 ounces of gold, compared to 6.2 million ounces of silver and 41,145 ounces of gold for the same period in 2008. Realized silver and gold prices were $13.70 and $946 per ounce, respectively, in the nine months ended September 30, 2009 compared to $17.13 and $952 per ounce, respectively, in the comparable period of 2008.
     Included in revenues is the by-product revenue derived from the sale of gold. In the nine months ended September 30, 2009, by-product revenues totaled $37.4 million compared to $35.2 million for the same period of 2008. The increase is a result of the Company’s Palmarejo mine being in operation during the nine months ended September 30, 2009, offset by the decrease from the Cerro Bayo mine. The Company believes that presentation of these revenue streams as by-products will continue to be appropriate in the future.
     In the nine months ended September 30, 2009, the Company’s operations produced a total of 12.6 million ounces of silver and 46,541 ounces of gold, compared to 6.9 million ounces of silver and 39,087 ounces of gold in the same period of 2008. The increase in silver production is primarily due to the increase of 5.4 million ounces from the Company’s San Bartolomé silver mine, which operated at full capacity during the nine months ended September 30, 2009 and commenced operations in June 2008, and 1.9 million ounces at the Palmarejo silver and gold mine, which began operations on April 20, 2009. The increase in gold production is due to an increase of 34,019 ounces of gold at the Palmarejo mine partially offset by a decrease of 19,695 ounces of gold at the Cerro Bayo mine which was not in operation during the nine months ended September 30, 2009.

Costs and Expenses
     Production costs applicable to sales of metal in the nine months ended September 30, 2009 totaled $133.7 million compared to $78.7 million in the same period of 2008. This increase is primarily due to increased production costs at the Palmarejo and San Bartolomé mines related to the commencement of operations at Palmarejo and inclusion of operating costs for San Bartolomé for the nine months ended September 30, 2009 as compared to the same period in 2008.
     Depreciation and depletion increased by $40.8 million, from $16.7 million to $57.5 million, for the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased depreciation and depletion expense from the Palmarejo and San Bartolomé mines.
     Administrative and general expenses decreased by $2.2 million, from $20.2 million to $17.9 million, or 11%, in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to realization of cost reduction initiatives.
     Exploration expenses decreased by $3.5 million, from $14.3 million to $10.8 million or 24.5%, in the nine months ending September 30, 2009 as compared to the nine months ended September 30, 2008 due to decreased exploration activity.
     Care and maintenance expenses were $3.8 million during the nine months ended September 30, 2009 due to the non-operating expenses at the Cerro Bayo mine, where operations were temporarily suspended during the fourth quarter of 2008. There were no care and maintenance expenses recorded during the nine months ended September 30, 2008.
     No pre-development expenses were recorded in the nine months ended September 30, 2009. Pre-development expenses of $17.2 million were recorded as a result of pre-development activities at the Palmarejo project during the nine months ended September 30, 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures for the remainder of 2008 and during the nine months ended September 30, 2009.
Other Income and Expenses
     The Company recognized $35.9 million of gains in debt extinguishments during the nine months ended September 30, 2009 from the exchange of a portion of the 3 1/4% Convertible Senior Notes and the 1 1/4% Convertible Senior Notes for shares of common stock. There were no gains in debt extinguishments recorded during the nine months ended September 30, 2008.
     Losses on derivative instruments in the nine months ended September 30, 2009 were $49.6 million. No gains or losses on derivative instruments were recorded during the nine months ended September 30, 2008. The increase was due to mark-to-market adjustments related to the royalty obligation, Franco-Nevada warrant, the gold lease facility, warrants to acquire the Senior Secured Floating Rate Convertible Notes, put and call options, and forward foreign exchange contracts.
     Interest and other income in the nine months ended September 30, 2009 decreased by $2.1 million to $1.7 million compared with the same period of 2008. The decrease was primarily due to losses on foreign currency transactions.
     Interest expense was $12.0 million in the nine months ended September 30, 2009 compared to $3.1 million in the nine months ended September 30, 2008. The increase in interest expense is related to the gold lease facility, royalty obligations and other short-term borrowings including the fact that the Palmarejo project was placed into service in April 2009, thereby decreasing capitalized interest in the nine months ended September 30, 2009.

Income Taxes
     For the nine months ended September 30, 2009, the Company reported an income tax benefit of approximately $18.3 million compared to an income tax benefit of $2.2 million in the same period of 2008. The following table summarizes the components of the Company’s income tax benefit for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,
	2009	2008
Current:
United States — Alternative minimum tax	$(1,772)	$(566)
United States — Foreign withholding	(1,317)	(927)
Argentina	(4,244)	(2,496)
Australia	1,245	(1,782)
Mexico	(66)	(49)
Canada	(53)	(20)
Bolivia	(5,088)	—
Deferred:
United States	10,074	1,950
Argentina	—	638
Australia	(22)	411
Chile	1,205	(740)
Mexico	21,727	7,227
Bolivia	(3,417)	(1,446)

Income tax benefit	$18,272	$2,200

     During the nine months ended September 30, 2009, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.3 million on inter-company transactions from the U.S. parent to the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $33.0 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $3.4 million (principally Bolivia) for inflation adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities.
     During the nine months ended September 30, 2008, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $0.9 million on inter-company transactions from the U.S. parent to the Mexico, Argentina and Australia subsidiaries. The Company recognized a $2.2 million deferred tax provision in Bolivia and Chile related to higher metal prices and inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Finally, the Company recognized a deferred tax benefit of $10.2 million related to the recognition of deferred taxes and deductible temporary differences in net operating loss carryforwards in various jurisdictions.
Results of Discontinued Operations
     Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Ltd. for $55.0 million in cash. Pursuant to GAAP, Broken Hill has been reported in discontinued operations for the three and nine month period ended September 30, 2009 and 2008.

Income from discontinued operations, net of taxes, was $5.0 million during the nine months ended September 30, 2009 compared to $8.3 million in the nine months ended September 30, 2008. The Company recognized a gain, net of taxes, of $22.4 million on the sale in the quarter ended September 30, 2009.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Sales of metal	$10,420	$15,928
Production costs applicable to sales	(1,650)	(2,156)
Depreciation and depletion	(1,568)	(1,914)
Mining exploration	—	—
Other	—	—
Income tax expense	(2,161)	(3,557)

Income from discontinued operations	5,041	8,301
Gain on sale of net assets of discontinued operations	22,411	—

Net income for discontinued operations	$27,452	$8,301

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at September 30, 2009, increased by $11.2 million to $2.7 million compared to a deficit of $8.5 million at December 31, 2008. The increase was attributed to cash proceeds of $55.0 million from the sale of our interest in the Broken Hill Mine. The ratio of current assets to current liabilities was 1.01 to 1 at September 30, 2009 compared to 0.95 to 1 at December 31, 2008.
     Net cash provided by operating activities in the three months ended September 30, 2009 was $23.0 million compared to net cash provided by operating activities of $1.2 million in the three months ended September 30, 2008. The increase of $21.8 million in cash flow from operations is primarily due to timing of cash flows from working capital changes. Net cash provided by investing activities in the third quarter of 2009 was $5.2 million compared to net cash used in investing activities of $21.8 million in the prior year’s comparable period. The increase in cash provided by investing activities is primarily due to proceeds from the sale of our interest in the Broken Hill mine of $55.0 million and lower capital investment activity at Kensington, San Bartolomé and Palmarejo. Net cash used in financing activities was $7.3 million in the third quarter of 2009, compared to $21.6 million in the third quarter of 2008. The decrease was primarily due to lower repayment of long-term debt and capital leases.
     Net cash provided by operating activities in the nine months ended September 30, 2009 was $41.7 million compared to net cash used in operating activities of $9.0 million in the nine months ended September 30, 2008. The increase of $50.7 million in cash flow from operations is primarily due to timing of cash flows from working capital changes. Net cash used in investing activities in the nine months ended September 30, 2009 was $102.5 million compared to net cash used in investing activities of $226.3 million in the prior year’s comparable period. The decrease in cash used in investing activities is primarily due to lower capital investment activity at Kensington and San Bartolomé and the proceeds from the sale of our interest in Broken Hill mine of $55 million, offset by higher investment activity at Palmarejo. Net cash provided by financing activities was $85.6 million in the nine months ended September 30, 2009, compared to $192.4 million of net cash provided by financing activities in the third quarter of 2008. The decrease was primarily due to the issuance of the Company’s 3 1/4% Convertible Senior Notes in the aggregate principal amount of $230 million on March 18, 2008, partially offset by cash proceeds from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012 and proceeds from the gold production royalty during the first quarter of 2009.

Liquidity
     As of September 30, 2009, the Company’s cash equivalents and short term investments totaled $45.6 million. During the nine months ended September 30, 2009, the Company received approximately $150.4 million of cash proceeds consisting of $20.4 million from the exercise of a warrant relating to the Senior Secured Floating Rate Convertible Notes due 2012, $75.0 million from a gold royalty stream transaction with Franco-Nevada Corporation and $55.0 million related to the sale of Broken Hill in July 2009 (See Note F in the notes to the consolidated financial statements in this Form 10-Q). The Company believes that its liquidity and projected operating cashflows will be adequate to meet its obligations for at least the next twelve months.
     On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, Inc., a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska (See Note R in the notes to the consolidated financial statements in this Form 10-Q).
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
Capital Expenditures
     During the nine months ended September 30, 2009, capital expenditures totaled $175.5 million. The Company expended $140.0 million at the Palmarejo project, $23.2 million for construction and development activities at the Kensington project, $9.7 million for the development of the San Bartolomé project, $1.1 million at the Martha mine, $1.0 million at the Cerro Bayo Mine and $0.3 million at the Rochester Mine.
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
     The notes bore interest at LIBOR plus 7.50% per year, provided that in no event would the annual rate be less than 9% or more than 12%. As of December 31, 2008 the interest rate was 12%. Interest was payable, at the Company’s option, in cash, common stock or a combination of cash and common stock. The notes were the Company’s senior secured obligations, ranking equally with all existing and future senior obligations and ranking senior to all existing and future subordinated indebtedness, and were secured by certain assets of the Company’s Coeur Rochester, Inc. subsidiary.

     On January 12, 2009, the Company amended its agreement with the holders of the Senior Secured Floating Rate Convertible Notes to modify the exercise date to allow the holder to exercise the warrant early and fix the interest rate at 12% through July 15, 2009.
     On January 20, 2009, the Company received proceeds of $20.4 million from the exercise of the warrant to purchase an additional $25 million aggregate principal amount of the Senior Secured Floating Rate Convertible Notes with terms similar to the notes it issued in October of 2008.
     As of September 30, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 had been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant had been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.
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
     During the nine months ended September 30, 2009, $79.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.4 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $150.4 million ($125.4 million net of debt discount).
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2009 and December 31, 2008, was $130.5 million and $74.5 million, respectively.

     Upon adoption of the new accounting standard related to convertible debt instruments that may be settled in cash (or other assets) upon conversion as described in Note C, the Company recorded $51.7 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount.
     For the three and nine months ended September 30, 2009 interest was $1.2 million and $4.6 million, respectively, and accretion of the debt discount was $1.5 million and $5.6 million, respectively.
     For the three and nine months ended September 30, 2008 interest was $1.9 million and $4.0 million, respectively, and accretion of the debt discount was $2.1 million and $4.5 million, respectively.
1 1/4% Convertible Senior Notes due 2024
     The $65.2 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at September 30, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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
     During the three months ended September 30, 2009, $41.6 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 2.7 million shares of the Company’s common stock.
     During the nine months ended September 30, 2009, $114.8 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 8.3 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $65.2 million.
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2009 and December 31, 2008, was $59.1 million and $54.0 million, respectively.
     Interest on the notes for the three and nine months ended September 30, 2009 was $0.3 million and $1.3 million, respectively. Interest on the notes for the three and nine months ended September 30, 2008 was $0.6 million and $1.7 million, respectively.

Bank Loans
     During 2008, the Company’s wholly-owned Bolivian subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
     During the fourth quarter of 2008, the Company’s wholly-owned Argentinean subsidiary entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines matured and were repaid on April 13, 2009, June 30, 2009 and July 24, 2009.
Litigation and Other Events
For a discussion of litigation and other events, see Note Q to the Consolidated Financial Statements of this Form 10-Q.

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
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets in prepaid expenses and other or as derivative liabilities in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.
     At September 30, 2009, the Company had outstanding provisionally priced sales of $27.1 million, consisting of 1.7 million ounces of silver and 1,824 ounces of gold, which had a fair value of $29.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $17,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,800.

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
     The Company operates, or has mining interests, in several foreign countries, including Bolivia, Chile, Argentina, Mexico and Australia, which exposes it to risks associated with fluctuations in the exchange rates of the foreign currencies involved. As part of its program to manage foreign currency risk, from time to time, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
     During the second quarter of 2009 and fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.
     The Mexican peso contracts require the Company to exchange U.S. dollars for Mexican pesos at a weighted average exchange rate of 13.79 pesos to each U.S. dollar. At September 30, 2009, the Company had Mexican peso foreign exchange contracts of $10.5 million in U.S. dollars. As of September 30, 2009, the fair value of these contracts was a net asset of $0.1 million.
     The Argentine peso contracts require the Company to exchange U.S. dollars for Argentine pesos at a weighted average exchange rate of 4.03 pesos to each U.S. dollar. At September 30, 2009, the Company had Argentine peso foreign exchange contracts of $2.9 million in U.S. dollars. As of September 30, 2009, the fair value of these contracts was an asset of $0.1 million.
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold simultaneously leased from MIC to the Company. During the nine months ended September 30, 2009, the Company settled on 2,000 ounces of gold and leased an additional 3,000 ounces of gold. As of September 30, 2009, the Company had 24,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next three months on scheduled delivery dates. As of September 30, 2009 the Company is required to pledge certain collateral, including standby letters of credits of $2.3 million and $9.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet.
     As of September 30, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 6.7% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $24.5 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of September 30, 2009 was $24.7 million. A credit risk adjustment of $0.2 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $24.5 million.
     The fair value of the Company’s 3 1/4% Convertible Senior Notes and 1 1/4% Convertible Senior Notes at September 30, 2009 was $130.5 million and $59.1 million, respectively. The fair value was estimated based upon bond market closing prices near the balance sheet date.

     During the first nine months of 2009, the Company purchased put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options were largely offset by proceeds received from the sale of gold call options. At September 30, 2009, the Company has purchased put options that allow it to deliver 6.9 million ounces of silver at a weighted average strike price of $9.17 per ounce. The Company also has written call options that require it to deliver 35,240 ounces of gold at a weighted average strike price of $1,108 per ounce if the market price of gold exceeds the weighted average strike price. At September 30, 2009, the Company had written outstanding put options requiring it to purchase 7,529 ounces of gold at a strike price of $850 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next twelve months. As of September 30, 2009 the fair market value of these contracts was a net asset of $1.5 million.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded at September 30, 2009, that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of September 30, 2009.
(b) Changes in Internal Control Over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings
     The information contained under Note Q to the Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results as modified and supplemented by the risk factors in our Form 10-Q for the quarter ended June 30, 2009, and in this Form 10-Q, as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company.

The market prices of silver and gold are volatile. If we experience low silver and gold prices it may result in decreased revenues and decreased net income or losses, and may negatively affect our business.
     Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 81.5% of our revenues from continuing operations from sales of silver, our earnings are primarily related to the price of this metal.
     The market prices of silver (Handy & Harman) and gold (London Final) on November 3, 2009 were $15.97 per ounce and $1,061 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
     As of September 30, 2009, we had a total of approximately $359.6 million of outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
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
     The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. We cannot assure you that our operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. On October 14, 2009, the state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. The mine plan adjustment may reduce fourth quarter production by as much as 500,000 ounces of silver. The Company is also reviewing its mine plan and may modify its manpower and operations schedule to minimize any financial impact of this potential production shortfall. It is uncertain at this time how long the temporary suspension will remain in place. It is also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia and these other countries.
Our business depends on good relations with our employees.
     The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of September 30, 2009, unions represented approximately 24% of our worldwide workforce. On that date, the Company had 9 employees at its Cerro Bayo mine and 130 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 178 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Maximum number
(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased(1)	(or unit)	or programs	programs
7/1/09 - 7/30/09	570	10.53	—	—

8/1/09 - 8/31/09	—	—	—	—

9/1/09 - 9/30/09	—	—	—	—

Total	570	10.53	—	—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

Maximum number
			Total number of	(or approximate
			shares (or units)	dollar value) of
			sold as	shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	received per share	announced plans	sold under the
Period	sold(2)	(or unit)	or programs	plans or programs
7/1/09 - 7/30/09	—	—	—	—

8/1/09 - 8/31/09	784,466	15.19	—	—

9/1/09 - 9/30/09	1,951,700	16.20	—	—
Total	2,736,166	15.91	—	—

(2)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $41.6 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

Item 6.	Exhibits

Exhibits
3.1
Restated and Amended Articles of Incorporation of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(J) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2
Articles of Amendment to the Restated and Amended Articles of Incorporation of the Registrant, dated May 26, 2009 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

3.3
Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.1
Deed of Termination, dated July 15, 2009, of the Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated November 5, 2009	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated November 5, 2009	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer

Dated November 5, 2009	/s/ Tom T. Angelos
TOM T. ANGELOS
Senior Vice President and Chief Accounting Officer