Form 10-K
period 2009-12-31
COEUR D ALENE MINES CORP
filed 2010-02-26
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8641

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Front Ave., P. O. Box “I” Coeur d’Alene, Idaho (Address of principal executive offices)	83816 (Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange/Toronto Stock Exchange/Australian Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
$917,797,845
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 23, 2010, 81,431,083 shares of Common Stock, Par Value $0.01

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

INTRODUCTION

Coeur d’Alene Mines Corporation is primarily a silver producer with a growing gold production profile. The Company is located in North America and is engaged, through its subsidiaries, in the operation and ownership, development and exploration of silver and gold mining properties and companies located primarily within South America (Chile, Argentina and Bolivia), Mexico (Chihuahua), United States (Nevada and Alaska) and Australia (New South Wales). Coeur d’Alene Mines Corporation and its subsidiaries are hereinafter referred to collectively as “Coeur” or the “Company.” Coeur is an Idaho corporation incorporated in 1928.

OVERVIEW OF MINING PROPERTIES AND INTERESTS

The Company’s most significant operating and development-stage mining properties and interests are:

•	Coeur owns, either directly or indirectly, 100% of Coeur Mexicana S.A. de C.V., which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. Palmarejo produced 3.0 million ounces of silver and 54,740 gold ounces during this initial year of operation. During 2009, the Company increased reserves at Palmarejo by 49.6% or 31.5 silver ounces and 54.0% or 408,000 gold ounces after giving effect for the 2009 production. The Company also controls other exploration-stage properties in northern Mexico. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. The royalty is payable when the market price per ounce of gold is greater than $400.00.

•	Coeur owns, either directly or indirectly, 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where commercial production commenced in June 2008. San Bartolomé produced 7.5 million ounces of silver during its first full year of operation in 2009. The mine plan has been temporarily adjusted during a temporary suspension of mining above 4,400 meters while stability studies of the Cerro Rico Mountain are undertaken by COMIBOL. Mining continues on the remainder of the property.

•	The Company owns 100% of Coeur Alaska, Inc., which owns the Kensington property, an advanced underground gold property located north of Juneau, Alaska, which is an advanced development-stage underground gold property. Construction activities have recommenced at the Kensington mine and production is expected to begin in the third quarter of 2010. A lawsuit was filed in 2005 in Federal Court challenging a permit necessary for construction of a tailings facility at the Kensington property. During 2008, the Company completed all surface facility construction activities not impacted by the legal challenge. On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that invalidated the previously issued U.S. Army Corps of Engineers Section 404 permit for the tailings facility for the Kensington gold mine, and on August 14, 2009, the U.S. Army Corps of Engineers re-activated the Company’s 404 permit clearing the way for construction at the tailings facility to continue.

•	The Company owns 100% of Coeur Rochester, Inc., which has owned and operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada since 1986. The active mining of ore at the Rochester mine was completed during 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations. During 2009, the Company completed a technical and economic evaluation of an expansion of mining operations at its Rochester mine. This study envisions an average of 2.9 million ounces of incremental annual silver production and 30,000 ounces of further gold production through 2017. The Company expects to complete the permitting necessary for construction of facilities to restart active mining in the second half of 2010. Rochester produced 2.2 million ounces of silver and 12,663 ounces of gold in 2009.

•	Coeur owns, either directly or indirectly, 100% of the capital stock of Coeur Argentina S.R.L., which owns and operates the underground high-grade silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002. In 2007, the Company built a stand-alone mill to process ore from the Martha mine which previously was transported to its Cerro Bayo mine in Chile for processing. The Company carries on an active exploration program at its Martha mine and on its other exploration properties in Santa Cruz, which totals over 560 square miles. During 2009, Martha produced 3.7 million ounces of silver, the most in its history. Due to depletion of the ore reserve at the Martha mine, the Company expects operating activities will cease in late 2010, unless additional mineralization is discovered during the year.

•	In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine located in New South Wales, Australia, which has been in production since 1983. Endeavor produced 461,800 ounces of silver in 2009.

•	Coeur owns, either directly or indirectly, 100% of Compania Minera Cerro Bayo Limitada, which controls the Cerro Bay mine in southern Chile. Cerro Bay comprises a gold and silver underground mine and processing facilities. The ore deposits at the Cerro Bayo districts were discovered in the late 1990’s and exploration discoveries have been made consistently from then to the present. Operations commenced in 1995 and continued uninterrupted until 2000 when a brief production hiatus occurred. That same year new deposits were discovered and production recommenced there in late 2001 and ore processing restarted in April 2002. The Company carries on an active exploration program on its 132 square mile (34,106 hectares) property package encompassing the mine and mill complex and exploration area. During the fourth quarter of 2008, the Company suspended operations at Cerro Bayo in order to conserve existing reserves and to focus on exploration and development of new discoveries and existing veins. The suspension resulted in no silver and gold production in 2009.

•	Effective July 1, 2009, the Company sold its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash to Perilya Broken Hill Ltd.

Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.

SILVER AND GOLD PRICES

The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (as reported by London Final) per ounce during the periods indicated:

	Year Ended December 31,
	2009		2008		2007

	High	Low	High	Low	High	Low

Silver	$19.28	$10.45	$20.70	$8.81	$15.67	$11.54
Gold	$1,212.50	$810.00	$1,011.25	$712.50	$841.10	$608.40

MARKETING

All of our mining operations produce silver and gold in doré form except for the Martha Mine which produces a concentrate that contains both silver and gold and the Endeavor Mine which produces a concentrate that contains silver.

The Company markets its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has five trading counterparties (Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 83%, 50% and 52% of total metal sales in 2009, 2008 and 2007, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

The Company refines and markets its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia and the United States (Penoles, Valcambi, Nyrstar, Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 17%, 50% and 48% of total metal sales for the years ended December 31, 2009, 2008 and 2007, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

HEDGING ACTIVITES

The Company’s strategy is to provide shareholders with leverage to changes in silver and gold prices by selling silver and gold production at market prices. Coeur has historically sold silver and gold from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. The Company has entered into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with commodities and foreign currencies. For additional information see hedging in Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note Q to the consolidated financial statements, Derivative Financial Instruments and Fair Value of Financial Instruments.

GOVERNMENT REGULATION

General

The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent implementation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company and its results of operations.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2009, $38.2 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liabilities for these items, $1.7 million was accrued as of December 31, 2009. These amounts are included in reclamation and mine closure liabilities and the consolidated balance sheet.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response,

Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s and Alaska’s air pollution statutes implementing the Clean Air Act. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

Proposed Mining Legislation

Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended, under which the Company holds unpatented mining claims on federal lands. A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. It is possible that the Mining Law may be amended or be replaced by more onerous legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would be likely to result in delays in permitting. In January 2009, a bill was introduced in the U.S. House of Representatives called the “Hardrock Mining and Reclamation Act of 2009” (H.R. 699). The proposed legislation contains new proposed royalties on gross revenues for new and existing mining operations on public lands, among other provisions. The ultimate content of this or any future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were to be imposed under any ultimately enacted law, the Company’s operations could be adversely affected, although the majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands.

Any such reform of the Mining Law or Bureau of Land Management and Forest Service regulations there under could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result could have an adverse affect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

Foreign Government Regulations

The mining properties of the Company that are located in Chile and Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socio-economic impacts of mining facilities upon the communities. In Chile, a recently established State Council for the Environment (“COREMA”) has responsibility to define policy, approve plans and programs, control regulatory activities and enforce compliance in Chile. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Chile and Argentina.

Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo mine is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé mine and to build and operate the Palmarejo mine.

The Company does not directly hold any interest in mining properties in Australia. However, under the Silver Sale Agreements with CBH Resources Limited (“CBH”), the Company has purchased CBH’s silver reserves and resources in the ground. CBH is responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. The mining property of CBH is subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title legislation recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters, according to their traditional laws and customs, and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in development and exploitation of its mining property. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which this company is subject in Australia.

Maintenance of Claims

United States

At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted in part upon unpatented mining claims, as well as patented mining claims. Pursuant to applicable federal law it is necessary, to maintain the unpatented claims, to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $135 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. No maintenance fees are payable for patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition.

Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy (Secretaría de Economía) of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including villages, dams, channels, general communications ways, submarine shelf of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the Bureau in May of each year evidencing previous calendar year mining works. Generally nominal biannual mining duties are payable in January and July of each year, and failure to pay these duties could lead to cancellation of the concessions. Obligations such as not to withdraw permanent works of fortification and to file technical reports are to be fulfilled upon expiration or cancellation of the concession.

Bolivia

The Bolivian national mining company, Corporación Minera de Bolivia (“Comibol”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine. Comibol’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. Comibol has leased the mining rights for the surface sucu or pallaco gravel deposits to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Manquiri through a series of “joint venture” contracts with Manquiri. In addition to those agreements with the cooperatives, Coeur, through its subsidiary Manquiri, holds additional mining rights under lease agreements directly with Comibol. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of our claims to the San Bartolomé mine, see Item 2 Properties — Silver and Gold Mining Properties — South America — Bolivia below.

Argentina

Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing a cateo, which gives exclusive prospecting rights for the requested area for a period of time, generally up to 3 years. Maximum size of each cateo is 10,000 hectares; a maximum of 20 cateos, or 200,000 hectares, can be held by a single entity (individual or company) in any one province.

The holder of a cateo has exclusive right to establish a Manifestation of Discovery (“MD”) on that cateo, but MD’s can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to a Mina (mining claim), which gives the holder the right to begin commercial extraction of minerals.

Chile

In Chile, mineral rights are owned by the national government. Mineral concessions are granted by the court with jurisdiction over the land where the requested concession is located. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $6.90 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $1,380 per hectare. An exploration concession is valid for a five-year period. It may be renewed unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession.

Australia

At the mining property in Australia operated by CBH, operations are conducted on designated Mining Leases issued by the relevant state government mining department. Mining Leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, CBH holds a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs on the leases to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.

Condition of Physical Assets and Insurance

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facility. For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

The Company maintains insurance policies against property loss and business interruption and insures against risks that are typical in the operation of our business, in amounts we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A Risk Factors below.

EMPLOYEES

The number of full-time employees at the Company as of December 31, 2009 was:

U.S. Corporate Staff and Office	43
Rochester Mine	31
Kensington Mine	74
South American Administrative Offices	34
South American Exploration	16
Cerro Bayo Mine/Chile(1)	31
Mina Martha/Argentina(1)	179
San Bartolomé Mine/Bolivia(1)	299
Palmarejo Mine/Mexico	586
Australia	—
Tanzania	1

Total	1,294

(1)	The Company maintains three labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile, a labor agreement with Associacion Obrera Minera Argentina at its Martha mine in Argentina and a labor agreement with Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Boliva. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2009, approximately 19% of the Company’s worldwide labor force was covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES

The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Mexico and Tanzania. During 2010, the Company expects to invest approximately $17.9 million in exploration and reserve development compared to $18.9 million spent on similar activities in 2009.

BUSINESS STRATEGY

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.

SOURCES OF REVENUE

The Palmarejo mine, San Bartolomé mine, Martha mine, Rochester mine, each operated by the Company and the Endeavor mine, operated by another non-affiliated party, constituted the Company’s principal sources of mining revenues in 2009. See the Financial Statements, Note U Segment Information under the caption “Geographical Information” for revenues attributed to all foreign countries. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years:

	CoeurPercentage
	Ownership at	Percentage of Total Revenues(2)
	December 31,	For The Years Ended December 31,
Mine/Company	2009	2009	2008	2007	2006	2005

Palmarejo Mine	100%	30%	—%	—%	—%	—%
San Bartolomé Mine	100	38	10	—	—	—
Martha Mine	100	15	18	19	18	14
Rochester Mine	100	15	40	52	53	46
Endeavor Mine(1)	100	2	7	4	3	1
Cerro Bayo Mine	100	—	25	25	26	39

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by another non-affiliated entity.

(2)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

“Ag” is the abbreviation for silver.

“Au” is the abbreviation for gold.

“Backfill” is primarily waste sand or rock used to support the roof or walls after removal of ore from a stope.

“By-Product” is a secondary metal or mineral product recovered in the milling process such, as gold.

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

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note T — Segment Information in the Notes to the Company’s Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

“Concentrate” is a very fine powder-like product containing the valuable metal from which most of the waste material in the ore has been eliminated.

“Contained Ounces” represents ounces in the ground before reduction of ounces not able to be recovered by applicable metallurgical process.

“Cut-off Grade” is the minimum metal at which an ore body can be economically mined; used in the calculation of reserves in a given deposit.

“Cyanidation” is a method of extracting gold or silver by dissolving it in a weak solution of sodium or potassium cyanide.

“Development” is work carried out for the purpose of accessing a mineral deposit. In an underground mine that includes shaft sinking, crosscutting, drifting and raising. In an open pit mine, development includes the removal of over burden.

“Dilution” is an estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

“Doré” is unrefined gold and silver bullion bars which contain gold, silver and minor amounts of impurities which will be further refined to almost pure metal.

“Drilling”

Core: with a hollow bit with a diamond cutting rim to produce a cylindrical core that is used for geological study and assays used in mineral exploration.

In-fill: is any method of drilling intervals between existing holes, used to provide greater geological detail and to help establish reserve estimates.

“Exploration” is prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

“Gold” is a metallic element with minimum fineness of 999 parts per 1000 parts pure gold.

“Grade” is the amount of metal in each ton of ore, expressed as troy ounces per ton or grams per tonne for precious metals.

“Heap Leach Pad” is a large impermeable foundation or pad used as a base for ore during heap leaching.

“Heap Leaching Process” is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

“Hectare” is a metric unit of area equal to 10,000 square meters (2.471 acres).

“Mill” is a processing facility where ore is finely ground and thereafter undergoes physical or chemical treatments to extract the valuable metals.

“Mill-Lead Grades” are metal content of mined ore going into a mill for processing.

“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as ore reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below). In accordance with Securities of Exchange Commission guidelines, mineralized material reported in the Company’s Form 10-K no longer includes inferred mineral resources.

“Mining Rate” tons of ore mined per day or even specified time period.

“Non-cash Costs” are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the cost of property acquisitions.

“Open Pit” is a mine where the minerals are mined entirely from the surface.

“Operating Cash Costs Per Ounce” are cash costs per ounce minus production taxes and royalties.

“Ore” is rock, generally containing metallic or non-metallic minerals, which can be mined and processed at a profit.

“Ore Body” is a sufficiently large amount of ore that can be mined economically.

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

“Reclamation” is the process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings, leach pads and other features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

“Recovery Rate” is a term used in process metallurgy to indicate the proportion of valuable material physically recovered in the processing of ore. It is generally stated as a percentage of material recovered compared to the material originally present.

“Refining” is the final stage of metal production in which impurities are removed from the molten metal.

“Run-of-mine Ore” is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing prior to processing.

“Silver” is a metallic element with minimum fineness of 995 parts per 1000 parts pure silver.

“Stripping Ratio” is the ratio of the number of tons of waste material to the number of tons of ore extracted at an open-pit mine.

“Tailings” is the material that remains after all economically and technically recovered precious metals have been removed from the ore during processing.

“Ton” means a short ton which is equivalent to 2,000 pounds, unless otherwise specified.

“Total costs” are the sum of cash costs and non-cash costs.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resources could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Company maintains an internet website at http://www.coeur.com. Coeur makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 4 and 5, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Copies of Coeur’s Corporate Governance Guidelines, charters of the key Committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance) and its Code of Business Conduct and Ethics for Directors, Officers and Employees, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are available at our website http://www.coeur.com. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors

The following sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.

The market prices of silver and gold are volatile. Low silver and gold prices could result in decreased revenues, decreased net income or losses and decreased cash flows, and may negatively affect our business.

Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 79% of our revenues from continuing operations from sales of silver and 21% from gold, our earnings are primarily related to the price of these metals.

The market prices of silver (Handy & Harman) and gold (London Final) on February 23, 2010 were $15.92 per ounce and $1,107 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.

If the prices of silver and gold are depressed for a sustained period and our net losses continue, we may be forced to suspend mining at one or more of our properties until the prices increase, and to record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would adversely affect our financial condition and results of operations.

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

Established accounting standards for impairment of the value of long-lived assets such as mining properties requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our financial condition and results of operations.

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

Due to declining ore reserve at the Martha mine, the Company expects operating activities to cease in late 2010 unless additional mineralization is discovered during the year. In addition, the Company has placed the Cerro Bayo mine under a care and maintenance plan, while undertaking efforts to further explore its holdings and develop a new mine plan and ore reserves in an effort to re-commence operations. The Company is also pursuing strategic alternatives for our Cerro Bayo and Martha mines which may result in the assets (asset groups) being sold or otherwise substantially disposed of before the end of their previously estimated useful lives.

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine its activities to ore deposits below 4,400 meters above sea level and has advised COMIBOL that the restriction must be lifted timely. It is uncertain at this time how long the temporary suspension will remain in place.

The Company determined that these factors were triggering events in accordance with Generally Accepted Accounting Principles in the United States, (U.S. GAAP), requiring the Company to assess whether the long-lived assets at these mines were impaired. The impairment assessment compared the cumulative undiscounted prospective cash flows of each mine to the sum of the carrying values of the long-lived assets at San Bartolomé, Cerro Bayo and Martha mines as of December 31, 2009.

In projecting its future cash flows, the Company considered certain assumptions for silver and gold prices (including current and historical prices, analyst consensus forward prices, as well as the trailing three-year average silver and gold market prices) and production levels, expected and historical operating costs and required capital expenditures based on available life of mine plans. Assumptions underlying future cash flows are subject to significant risk and uncertainty associated with any differences between specific assumptions and market conditions, such as silver and gold prices, lower than expected recoverable ounces and/or the Company’s operating performance. Based on the Company’s assessment, there were no required impairments at the San Bartolomé, Cerro Bayo and the Martha mines as of December 31, 2009. Should silver prices fall below consensus forward for historical prices, should cash costs per ounce exceed those projected and historically achieved or should facts and circumstances regarding mining restrictions above the 4,400 level at the San Bartolomé mine adversely change, the Company may need to record an impairment loss and that loss could have a material adverse affect on the Company’s operations and financial position.

Our future operating performance may not generate cash flows sufficient to meet our debt payment obligations.

As of December 31, 2009, we had a total of approximately $363.6 million of outstanding indebtedness. Our ability to make scheduled debt payments on our outstanding indebtedness will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including the market prices of silver and gold. We may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain the necessary funds. We cannot predict whether we will be able to refinance our debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

We might be unable to raise additional financing necessary to complete capital needs, conduct our business, make payments when due or refinance our debt.

We might need to raise additional funds in order to meet capital needs, implement our business plan, refinance our debt or acquire complementary businesses or products. Any required additional financing might not be available on commercially reasonable terms, or at all. If we raise additional funds by issuing equity securities, holders of our common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of our common stock.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests. Foreign instability or variances in foreign currencies may cause unforeseen losses, which may affect our business.

Exploration, development, production and closure activities outside of North America are potentially subject to heightened political and economic risks, including (i) cancellation or re-negotiation of contracts; (ii) disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act; (iii) changes in foreign laws and regulations; (iv) royalty and tax increases or claims by governmental entities or indigenous communities, including retroactive claims; (v) expropriation or nationalization of property; (vi) currency fluctuations; and (vii) other risks arising out of foreign sovereignty over areas in which our operations are conducted including risks inherent in contracts with government owned entities.

Consequently, our exploration, development and production activities outside of North America may be substantially affected by factors beyond our control, some of which could materially adversely affect our financial position, results of operations and liquidity. Furthermore, if a dispute arises from such activities, we may be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of a dispute.

Our revenues and income (or loss) from our interest in the Endeavor mine are dependent in part upon the performance of the operators of the mine.

In May 2005, we acquired silver production and reserves at the Endeavor mine in Australia. This mine is owned and operated by another mining company. The Company’s revenues and income (or loss) from its interest in the silver production at this mine is dependent in part upon the performance of the operators of this mine as well as upon zinc and lead prices that are sufficient to maintain sustainable operations. The decline in primary metal prices may result in cessation of mining operations at Endeavor and an impairment would likely occur.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. Our operating results may be negatively affected by inaccurate estimates.

The ore reserve figures presented in our public filings are estimates made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results.

We based our ore reserve determinations as of December 31, 2009 on a long-term silver price average of $14.50 per ounce, with the exceptions of San Bartolomé which used $13.25, Martha at $16.00 and the Endeavor mine at $12.00 per ounce of silver, and a long-term gold price average of $850 per ounce for all properties with the exceptions of Kensington which uses $750, and the Martha Mine at $950. On February 23, 2010 silver and gold prices were $15.92 per ounce and $1,107 per ounce, respectively.

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

We use estimates, based on prior production results and experiences, to determine whether heap leach inventories will be recovered more than one year in the future, and is non-current inventory, or will be recovered within one year, and is current inventory. The estimates involve assumptions that may not prove to be consistent with our actual production and operating results. We cannot determine the amount ultimately recoverable until leaching is completed. If our estimates prove inaccurate, our current and long-term operating results may be less than anticipated.

Silver mining involves significant production and operational risks. Coeur may suffer from the failure to efficiently operate its mining projects.

Silver mining involves significant degrees of risk, including those related to mineral exploration success, unexpected geological or mining conditions, the development of new deposits, climatic conditions, equipment and/or service failures, compliance with current or new governmental requirements, current availability of or delays in installing and commissioning plant and equipment, import or customs delays and other general operating risks. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which results in the failure to achieve expected target dates for exploration or production activities and/or result in a requirement for greater expenditure. The right to export silver and gold may depend on obtaining certain licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such licenses and quotas, leading to our results of operations being adversely affected, and it is possible that from time to time export licenses may be refused. Many of these risks are outside of the ability of Coeur’s management to control and may result in a materially adverse effect on Coeur’s operations, financial position and cash flows.

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

Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

The Company’s marketing of metals and concentrates could be adversely affected if there were to be a significant delay or purchases by its third-party smelter and refinery customers. In particular, a significant delay or disruption in our sales of concentrates as a result of the unexpected discontinuation of purchases by our smelter customers could have a material adverse effect on our operations.

The Company currently markets and refines its silver and gold doré and concentrates to third-party smelters and refineries in Mexico, Switzerland, United States and Australia. The loss of any one smelter and/or refinery customer could have a material adverse effect on us in the event of the possible unavailability of alternative smelters and refineries. No assurance can be given that alternative smelters or refineries would be timely available if the need for them were to arise, or that delays or disruptions in sales could not be experienced that would result in a materially adverse effect on our operations and our financial results.

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

The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our financial condition, results of operation and liquidity.

We are subject to significant governmental regulations, and their related costs and delays may negatively affect our business.

Coeur’s mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to Coeur’s business. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of Coeur’s operations and delays in the development of its properties. Moreover, future developments in U.S. federal laws and regulations are currently especially difficult to predict due to the new President and Congress in 2009. Changes in the federal government may increase the likelihood that mining companies generally will be subject to new laws, regulations and regulatory investigations.

In addition, government approvals, approval of aboriginal people and permits are currently and may in the future be required in connection with our operations at San Bartolomé and Palmarejo. To the extent such approvals are required and not obtained, Coeur may be curtailed or prohibited from operating at San Bartolomé or Palmarejo.

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

To the extent Coeur is subject to environmental liabilities, the payment of such liabilities or the costs that it may incur to remedy environmental pollution would reduce funds otherwise available to it and could have a material adverse effect on our financial condition and results of operations. If Coeur is unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

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

Some of Coeur’s mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, Coeur would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements are also imposed upon Coeur’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. The Company considers the current proposed federal legislation relating to climate change and its potential enactment may have future impacts to the Company’s operations in the United States or abroad through international accords.

Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska. In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations, however, additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

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

Our operations in Bolivia are subject to political risks.

The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. We cannot assure you that our operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. The Company timely notified COMIBOL of the need to lift the restriction. The mine plan adjustment may reduce the 2010 production by as much as 500,000 ounces of silver per quarter until the Company is able to resume mining above 4,400 meters. The Company is also reviewing its mine plan and may modify its manpower and operations schedule to minimize any financial impact of this potential production shortfall. It is uncertain at this time how long the temporary suspension will remain in place. It is also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

Our business depends on good relations with our employees.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2009, unions represented approximately 19% of our worldwide workforce. On that date, the Company had 7 employees at its Cerro Bayo mine and 57 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 176 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

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

The validity of unpatented mining claims, which constitute a significant portion of Coeur’s property holdings in the United States, is often uncertain and may be contested. Although Coeur has attempted to acquire satisfactory title to undeveloped properties, Coeur, in accordance with mining industry practice, does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of Coeur’s mining claims could result in litigation, insurance claims, and potential losses affecting its business as a whole.

The acquisition of title to concessions and similar property interests is a detailed and time consuming process. Title to, and the area of, concessions and similar property interests may be disputed.

There may be challenges to the title of any of the claims comprising Palmarejo that, if successful, could impair development and/or operations. A defect could result in Coeur losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates. Also, while Coeur believes that the registration defects relating to certain non-material properties as described herein will be remedied; there can be no assurance as to timing or successful completion.

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

We are subject to anti-takeover provisions in our charter and in our bylaws that could delay or prevent an acquisition of Coeur even if such an acquisition would be beneficial to our shareholders.

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

SILVER AND GOLD MINING PROPERTIES

Our operating segments include Rochester (Nevada), Palmarejo (Mexico), San Bartolomé (Bolivia), Martha (Argentina), Endeavor (Australia) and Cerro Bayo (Chile). See Item 1A Risk Factors, related to Coeur’s operations in Bolivia and Note T to the consolidated financial statements for information relating to our business segments and our domestic and export sales.

South America

Bolivia — San Bartolomé Mine

The San Bartolomé open pit silver mine, operated by Empresa Minera Manquiri SA (“Manquiri”), a wholly-owned subsidiary of the Company, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, Bolivia. Access to the property and the Company’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí.

Silver production for 2009 was 7.5 million ounces compared to 2.9 million ounces in 2008. Cash operating costs per ounce for 2009 were $7.80 per ounce compared to $8.22 per ounce in 2008. Total cash costs per ounce (which includes production taxes and royalties) for 2009 were $10.48 per ounce compared to $10.53 per ounce in 2008.

The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian State Mining Company (“COMIBOL”). Manquiri controls 67 square kilometers under lease from COMIBOL and 16,600 acres under lease from the cooperatives at San Bartolomé and approximately 17.8 square miles of concessions at the Khori Huasi property, a gold exploration target south of Potosí. The San Bartolomé lease agreements, executed between 1996 and 2003 and with 25 year terms, are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo project which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payment obligations for these mining rights totaling $20.0 million and $6.6 million for the years ended 2009 and 2008, respectively.

On October 14, 2009, the state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level and the Company timely notified COMIBOL of the need to lift the restriction. It is uncertain at this time how long the temporary suspension will remain in place.

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

The Company’s total capital cost (excluding political risk insurance premiums and capitalized interest) to place the mine into production was $237.9 million. The property, plant and equipment were placed into service in June 2008 and are maintained in good working condition through a regular preventative maintenance program with periodic improvements as required. Power is supplied to the property by the local power utility. Water is supplied to the property by a public water source.

In November 2007, Bolivia’s Congress approved a reform to the mining tax code. The Bolivia tax rate on most mining companies has increased from 25% to 37.5%. However, mining companies similar to San Bartolomé that produce a doré product will receive a 5% credit based upon their specific operation. Thus, the tax rate for San Bartolomé will be 32.5%.

The Company obtained political risk insurance policies from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The combined policies are in the amount of $155 million and cover Coeur up to the lesser of $131 million or 85% of any loss arising from expropriation, political violence or currency inconvertibility. The policy costs approximately $3.4 million per year, which was capitalized during the development and construction phases and is now included as a cost of inventory produced (estimated at approximately $0.21 per ounce of silver produced) over the term of the policies which expire in 2019 and 2024.

The silver mineralization at San Bartolomé is hosted in gravel (pallacos) and reworked gravel (sucu and troceras) deposits and oxide stockpiles and dumps from past mining that occurred on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms that occur in a northeast trending belt which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo and Santa Rita.

In 2009, exploration at San Bartolomé consisted of collecting additional data from new pits (pozos) to further define and/or expand the ore reserves.

Year-end Proven and Probable Ore Reserves — San Bartolomé Mine

	2009	2008	2007
	(1, 2, 3, 4, 5)

Proven
Short Tons (000’s)	131	160	—
Ounces of silver per ton	3.29	6.35	—
Contained ounces of silver (000’s)	430	1,015	—
Probable
Short Tons (000’s)	31,241	35,147	42,043
Ounces of silver per ton	3.83	3.81	3.64
Contained ounces of silver (000’s)	119,603	134,015	153,003
Proven and Probable
Short Tons (000’s)	31,372	35,307	42,043
Ounces of silver per ton	3.83	3.82	3.64
Contained ounces of silver (000’s)	120,033	135,030	153,003

Year-end Mineralized Material — San Bartolomé Mine

	2009	2008	2007

Short Tons (000’s)	36,953	37,087	15,567
Ounces of silver per ton	1.75	1.75	2.22

Operating Data

	2009	2008	2007

Production(6)
Tons ore milled	1,518,671	505,514	—
Ore grade silver (oz./ton)	5.49	7.46	—
Recovery silver(%)	89.6	75.8	—
Silver produced (oz.)	7,469,222	2,861,500	—
Cost per Ounce of Silver
Cash operating costs	$7.80	$8.22	$—
Other cash costs(7)	2.68	2.31	—

Cash costs(8)	10.48	10.53	—
Non-cash costs	2.48	1.97	—

Total production costs	$12.96	$12.50	$—

(1)	Current ore reserves are effective as of December 31, 2009. The metal price used for current ore reserves was $13.25 per ounce of silver.

(2)	Ore reserves are open pit-minable and include variable mining recovery factors from 96.1 to 100%

(3)	Metallurgical recoveries are variable per ore type but average 62.2% based on operating experience to date for silver and should be applied to the total contained silver ounces.

(4)	Ore reserves were prepared by G. Blaylock (consultant Mining Engineer) and J. Sims (Geologist) of the Company’s technical staff.

(5)	Proven and probable ore reserves are defined by surface drill holes and pits (pozos) with an average spacing of no more than 70 meters. Proven reserves are those reserves in stockpile at the end of 2009. The grade of ore reserve block is determined by the grade of proximal drill hole and/or pit composites and three-dimensional models of geologic controls. A minimum of 8 and maximum of 20 composite were used to classify proven and probable ore reserves and variable geostatistical estimation variances. Mineralized material is similarly classified.

(6)	Includes production taxes and royalties, if applicable.

(7)	Costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Argentina — Martha Mine

The Martha mine is an underground silver and gold mine owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, which is located in the Santa Cruz Province of southern Argentina. Access to the mine is provided by all-weather gravel roads 30 miles northeast of the town of Gobernador Gregores.

Production at the Martha mine in 2009 was approximately 3.7 million ounces of silver and 4,709 ounces of gold compared to 2.7 million ounces of silver and 3,313 ounces of gold in 2008. The 36.8% increase in silver production was primarily due to an 90.0% increase in tons milled as a result of increased processing of ore stockpile in 2009. Cash operating costs per ounce for 2009 were $6.19 per ounce compared to $6.87 per ounce in 2008. Total cash costs per ounce of silver (which includes production taxes and royalties) were $6.68 in 2009 compared to $7.57 in 2008. The decrease in total cash costs per ounce was attributed to the increase in silver production as compared to 2008 due to a significant increase in tons milled in 2009. The Company expects active mining operations will cease in late 2010 unless additional mineralization is discovered during the year. In addition, the Company is pursuing strategic alternatives for Martha.

The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L. totaling 195 square miles (50,623 hectares) of exploration concessions (claims), 86.4 square miles (22,377 hectares) of discovery concessions, and 0.54 square miles (142 hectares) of exploitation concessions. Martha is centered on the exploitation concessions, which fully cover the area of the mine infrastructure and the ore reserves reported herein. Concessions do not have an expiration date; subject only to required annual fees. Surface rights covering the Martha deposit are controlled by the 137.8 square mile (35,705-hectare) Cerro 1o de Abril Estancia which is owned by Coeur Argentina S.R.L. Included on the estancia is a 60-person man camp, mine and exploration offices, and assay lab.

The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001. The Company is obligated to pay a 2% net smelter royalty on silver and gold production to Royal Gold Corporation granted by Yamana Resources. In addition, the Company is subject to a 3.0% net proceeds royalty payable to the Province of Santa Cruz. The Company incurred royalty payments totaling $1.8 million, $1.9 million and $2.0 million for the years ended 2009, 2008 and 2007, respectively.

Prior to 2008, ore from the Martha mine was trucked approximately 600 miles by road for processing at the Company’s Cerro Bayo mill located approximately 270 miles away. In 2007, the Company commenced the construction of a 240 ton per day flotation mill which was completed in December 2007 and produces a flotation concentrate. During December 2007, the newly-constructed facility commenced operating. In 2008, concentrate began to be shipped to a third-party smelter located in Mexico. The property and equipment are maintained in good working condition through a regular preventive maintenance program with periodic improvements as required. Power is provided by Company-owned diesel generators.

Total capital expenditures at the Martha mine in 2009 were $1.6 million and the Company plans approximately $0.4 million of additional capital expenditures in 2010.

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

During 2009, we spent $3.1 million on exploration near the Martha Mine in the Santa Cruz province and $0.8 million on reserve development at the Martha mine to discover new silver- and gold-bearing veins and define new reserves. In 2009, exploration tested extensions at depth and on strike on the Martha, R4, Catalina, Francisca, Belen, Esperanza and Isabel and Betty ore-bearing structures. A total of 61,266 feet (18,764 meters) of drilling was completed in 2009.

Year-end Proven and Probable Ore Reserves — Martha Mine

	2009	2008	2007
	(1, 2, 3, 4, 5)

Proven
Short Tons (000’s)	—	18	55
Ounces of silver per ton	—	55.86	52.95
Contained ounces of silver (000’s)	—	992	2,924
Ounces of gold per ton	—	0.07	0.07
Contained ounces of gold	—	1,000	4,100
Probable
Short Tons (000’s)	38	58	98
Ounces of silver per ton	33.14	31.22	54.55
Contained ounces of silver (000’s)	1,249	1,817	5,369
Ounces of gold per ton	0.04	0.04	0.07
Contained ounces of gold	1,400	2,000	6,500
Proven and Probable
Short Tons (000’s)	38	76	154
Ounces of silver per ton	33.14	36.99	53.97
Contained ounces of silver (000’s)	1,249	2,809	8,293
Ounces of gold per ton	0.04	0.04	0.07
Contained ounces of gold	1,400	3,000	10,600

Year-end Mineralized Material — Martha Mine

	2009	2008	2007

Short Tons (000’s)	29	46	92
Ounces of silver per ton	59.54	29.5	36.80
Ounces of gold per ton	0.05	0.02	0.05

Operating Data

	2009	2008	2007

Production
Tons ore milled	109,974	57,886	37,047
Ore grade silver (oz./ton)	36.03	49.98	78.10
Ore grade gold (oz./ton)	0.049	0.065	0.120
Recovery silver(%)	93.6	93.7	95.0
Recovery gold(%)	87.6	88.3	92.7
Silver produced (oz.)	3,707,544	2,710,673	2,748,705
Gold produced (oz.)	4,709	3,313	4,127
Cost per Ounce
Cash operating costs	$6.19	$6.87	$5.54
Other cash costs(6)	0.49	0.70	0.73

Cash costs(7)	6.68	7.57	6.27
Non-cash costs	1.94	1.81	0.51

Total production costs	$8.62	$9.38	$6.78

(1)	Current ore reserves are effective as of December 31, 2009. Metal prices used for current ore reserves were $16.00 per ounce of silver and $950 per ounce of gold

(2)	Ore reserves are underground minable and include a variable dilution, at zero grade, added to vein true widths. Mining recovery is 90% on stope ore and on development ore.

(3)	Metallurgical recovery factors of 93% for silver and 90% for gold should be applied to the contained silver and gold ounces.

(4)	Ore reserves were prepared by J. Sims (Geologist) and K. Flores (Mining Engineer) of the Company’s technical staff.

(5)	Ore reserves are defined with polygonal estimation using underground channels and drill hole samples. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than 25 meters. Mineralized material is similarly classified.

(6)	Includes production taxes and royalties, if applicable.

(7)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Chile — Cerro Bayo Mine

The Cerro Bayo District is located south of Coyhaique, the capital of Region XI in southern Chile, and due west of the town of Chile Chico. The underground silver and gold mine and ore processing facilities lie on the east side of the Andes mountain range at an elevation ranging from 600 to 4,500 feet and are serviced by an all-weather gravel road from Chile Chico.

There was no production during 2009 because of the temporary suspension. Production at the Cerro Bayo mine in 2008 was approximately 1.2 million ounces of silver and 21,761 ounces of gold. Cash costs per ounce of silver produced in 2008 were $8.56.

The mineral rights for the Cerro Bayo property are fully-controlled by Compañia Minera Cerro Bayo Ltd. (CMCB), a wholly-owned subsidiary of the Company, encompassing an 89 square mile contiguous block (23,106 hectares) of exploitation concessions and 18.1 square miles (4,700 hectares) of exploration concessions. The Company also controls several other concessions southeast of the Cerro Bayo District. The Company’s ore reserves and rights to operate are fully-contained within the exploitation concessions and separate surface use agreements from private surface land owners. Exploitation concessions are maintained by annual payments (taxes).

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

The ore processing mill for the Cerro Bayo Mine uses a standard flotation process to produce a high grade gold and silver concentrate. The mill has a design capacity of 1,650 tons per day. On October 31, 2008, the Company announced a temporary suspension of operating activities at the Cerro Bayo mine due primarily to lower metal prices and continuing higher operating costs. The Company has placed the Cerro Bayo mine under a care and maintenance plan, while undertaking efforts to further explore its holdings and develop a new mine plan and ore reserves in an effort to re-commence operations. The Company is also pursuing strategic alternatives for the Cerro Bayo mine. The property, plant and equipment are maintained in good working condition through a regular preventive maintenance program with periodic improvements as required. Power is supplied to the property by the local power utility as well as generators. Mining is conducted utilizing underground methods. Total capital expenditures at the Cerro Bayo property in 2009 were $1.1 million. The Company does not plan to incur capital expenditures in 2010.

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

During 2009, the Company continued its exploration and development program in the district with its efforts concentrated in the Cerro Bayo and Laguna Verde zones in the east and west sections of the Company’s land holdings. In 2009, $2.7 million was spent on exploration in Chile and $1.0 million on reserve development at Cerro Bayo with 108,700 feet (33,130 meters) of core drilling completed during the year. Most of this drilling was focused on exploration and definition of the new Delia silver and gold-bearing vein discovered approximately one half mile south of the ore processing facilities at Laguna Verde and other targets at Cerro Bayo. Other targets drilled were Granja Temer, Polvorin, Cerro Coigues, Trinidad, Caiquenes, Juncos, Gaby and Taitao, also all near the ore processing facilities. District reconnaissance identified new targets at Zona 2, Ema, Brillantes and Cerro Bayo Este for future drilling. The Company plans to continue its exploration programs in the Chile and the Cerro Bayo district in 2010 with a budget of $0.9 million for this work.

Year-end Proven and Probable Ore Reserves — Cerro Bayo Mine

	2009	2008	2007
	(1, 2, 3, 4,5)

Proven
Short Tons (000’s)	41	—	440
Ounces of silver per ton	8.32	—	9.73
Contained ounces of silver (000’s)	345	—	4,280
Ounces of gold per ton	0.05	—	0.15
Contained ounces of gold	2,000	—	67,100
Probable
Short Tons (000’s)	734	547	342
Ounces of silver per ton	9.86	10.18	8.64
Contained ounces of silver (000’s)	7,242	5,564	2,954
Ounces of gold per ton	0.08	0.07	0.13
Contained ounces of gold	55,000	38,000	44,500
Proven and Probable
Short Tons (000’s)	775	547	782
Ounces of silver per ton	9.78	10.18	9.26
Contained ounces of silver (000’s)	7,587	5,564	7,234
Ounces of gold per ton	0.07	0.07	0.14
Contained ounces of gold	57,000	38,000	111,600

Year-end Mineralized Material — Cerro Bayo Mine

	2009	2008	2007

Tons (000’s)	769	908	1,266
Ounces of silver per ton	10.36	9.71	8.10
Ounces of gold per ton	0.15	0.14	0.14

Operating Data

	2009	2008	2007

Production
Ore tons milled	—	236,403	387,378
Ore grade silver (oz./ton)	—	5.54	4.68
Ore grade gold (oz./ton)	—	0.102	0.105
Recovery silver(%)	—	93.4	94.4
Recovery gold(%)	—	90.2	92.2
Silver produced (oz.)	—	1,224,083	1,709,830
Gold produced (oz.)	—	21,761	37,479
Cost per Ounce
Operating costs	$—	$8.56	$8.22
Other cash costs	—	—	—

Cash costs(6)	—	8.56	8.22
Non-cash costs	—	6.09	3.60

Total production costs	$—	$14.65	$11.82

(1)	Current ore reserves are effective as of December 31, 2009. Metal prices used to calculate proven and probable reserves were $14.50 per ounce of silver and $850 per ounce of gold.

(2)	Ore reserves are minable reserves within underground mine designs and include factors for mining dilution and recovery. Veins are diluted to a minimum mining width of 2.4 meters at zero grade. Mining recovery is 90%.

(3)	Metallurgical recoveries of 93.4% and 90.5% should be applied to the contained silver and gold ounces, respectively.

(4)	Ore reserve estimates were prepared by J. Sims (Geologist), and D. Duffy (Mining Engineer) of the Company’s technical staff.

(5)	Proven and probable reserves are defined by geostatistical methods within manual boundaries based on grade thickness contouring. For proven reserves: An area demonstrating grade continuity defined by two or more bounding horizontal levels of drill holes or channel samples spaced vertically no more than about 12.5 meters containing horizontally spaced samples less than 5 meters apart — the key feature being confirmation on two levels. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than about 35 meters. Mineralized material is similarly classified .

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

North America

Mexico — Palmarejo Silver and Gold Mine

On December 21, 2007, the Company acquired all of the outstanding stock of Bolnisi Gold NL (“Bolnisi”) and Palmarejo Silver and Gold Corporation (“Palmarejo”) resulting in 100% ownership of the Palmarejo mine. The Palmarejo mine commenced commercial production on April 20, 2009. The Palmarejo mine is an open-pit and underground silver and gold mine and ore processing facility, located in the state of Chihuahua in northern Mexico. Access to the Palmarejo property is by paved and all weather dirt roads southwest from the capital city of Chihuahua.

In its initial year of operations, production at the Palmarejo mine was 3.0 million ounces of silver and 54,740 ounces of gold. Cash operating costs per ounce and total cash costs per ounce of silver for 2009 were $9.80. Operational results continue to improve and the Company now expects production for 2010 to be approximately 7.9 million ounces of silver and approximately 109,000 ounces of gold.

The Company’s property position at Palmarejo consists of 32 mining concessions totaling 46.9 square miles (12,141 hectares). Of the total concessions, 23 concessions consisting of 46.1 square miles (11,949 hectares) are owned 100% by Coeur Mexicana S.A. de C.V. (Coeur Mexicana), formerly Planet Gold S.A. de C.V. (a wholly-owned subsidiary of the Company), and the remaining nine concessions, representing 0.74 square miles (191.96 hectares) are held by Coeur Mexicana under various agreements and leases. All of the company’s reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also acquired the Yecora exploration-stage property located in Sonora, on the border with Chihuahua, and the El Realito and La Guitarra exploration-stage properties in Chihuahua.

Total capital costs in 2009 were $162.8 million. The Company incurred $190.3 million of capital expenditures in 2008. All property and equipment are in good operating condition with no major maintenance expected. Power is supplied to the property by the local power utility as well as by generators. Water is supplied to the property by pipeline from the Chinipas River and also from recycled process water collected at site.

Commercial production commenced in April 2009, and the commissioning of the plant continued during the second half of 2009. Recovery of gold has been consistent with metallurgical testwork and feasibility study estimations, and averaged 88.2% during 2009. The recovery of silver has not achieved the feasibility study values and averaged 66.3% during 2009. Consequently, during the fourth quarter, the Company conducted substantial metallurgical test work and third party reviews of the processing plant, which led to a number of improvements now being implemented and causing silver recoveries to increase during January and February.

The terrain at the Palmarejo mine is characterized by steep-sided hills and V-shaped valleys, although sites for mining infrastructures such as a mill should not pose a significant problem. Dumps and tailings will likely need to be placed within the upper reaches of drainage valleys, which would require the construction of a retention dam(s).

The Palmarejo mine is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest-trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau. This volcanic plateau is deeply incised in the Palmarejo mine area, locally forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.

The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits, and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit to a gold-rich basal portion, sometimes accompanied by base metal mineralization. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions which covers the old Palmarejo gold-silver mine based on the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, mineralized vein and alteration systems in the Trogan license area have been identified on other strongly mineralized corridors, roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property and are currently under investigation by the Company’s exploration teams.

The Company spent $7.6 million on exploration in Mexico of which $7.4 million was committed to the Palmarejo District in 2009, to discover new silver and gold mineralization and define new ore reserves. This program consisted of drilling 136,024 feet (41,460 meters) of core drilling at Palmarejo and 5,154 feet (1,571 meters) on other targets in Mexico. The exploration budget for Mexico for 2010 is $9.2 million of which $8.4 million is allocated to the Palmarejo district.

Year-end Proven and Probable Ore Reserves — Palmarejo Mine

	2009	2008	2007
	(1, 2, 3, 4,5)

Proven
Short Tons (000’s)	7,277	6,840	—
Ounces of silver per ton	5.05	5.09	—
Contained ounces of silver (000’s)	37,121	34,844	—
Ounces of gold per ton	0.06	0.06	—
Contained ounces of gold	442,000	406,000	—
Probable
Short Tons (000’s)	10,623	5,355	—
Ounces of silver per ton	5.03	5.37	—
Contained ounces of silver (000’s)	53,400	28,732	—
Ounces of gold per ton	0.06	0.07	—
Contained ounces of gold	660,000	350,000	—
Proven and Probable
Short Tons (000’s)	17,900	12,195	—
Ounces of silver per ton	5.06	5.21	—
Contained ounces of silver (000’s)	90,521	63,576	—
Ounces of gold per ton	0.06	0.06	—
Contained ounces of gold	1,102,000	756,000	—

Year-end Mineralized Material — Palmarejo Mine

	2009	2008	2007
	(1, 2, 3, 4)

Short Tons (000’s)	4,493	15,373	16,105
Ounces of silver per ton	3.48	3.47	5.51
Ounces of gold per ton	0.05	0.04	0.06

Operating Data

	2009	2008	2007

Production
Ore tons milled	1,065,508	—	—
Ore grade silver (oz./ton)	4.31	—	—
Ore grade gold (oz./ton)	.058	—	—
Recovery silver(%)	66.3	—	—
Recovery gold(%)	88.2	—	—
Silver produced (oz.)	3,047,843	—	—
Gold produced (oz.)	54,740	—	—
Cost per Ounce
Cash operating costs	$9.80	$—	$—
Other cash costs	—	—	—

Cash costs	9.80	—	—
Non-cash costs	17.00	—	—

Total production costs	$26.80	$—	$—

(1)	Current ore reserves are effective as of December 31, 2009. Metal prices used in calculating proven and probable reserves were $14.50 per ounce of silver and $850 per ounce of gold.

(2)	The ore reserves are underground and open pit minable and include factors for mining dilution and recovery. For underground-minable reserves, 10% additional tons at zero grade and 100% mining recovery was applied to the Palmarejo mine and 16% average additional tons at 0.69 g/t Au and 58.3 g/t Ag as dilution for the Guadalupe deposit and 100% mining recovery. For open pit-minable reserves, 10% additional tons at zero grade as mining dilution was added and a 95% mining recovery for the Palmarejo open pit. For Guadalupe open pit reserves a variable dilution and 95% mining recovery was applied.

(3)	Metallurgical recovery factor of 90.8% and 93.8% should be applied to the contained silver and gold reserve ounces, respectively.

(4)	The ore reserves were estimated by G. Blaylock (Mine Engineer consultant) and J. Sims (Geologist) of the Company’s technical staff and the independent consulting firm of Mine Development Associates.

(5)	Proven and probable reserves are defined by exploration holes drilled from stations on a nominal grid spacing of 40 meters. Proven reserves is material demonstrating grade continuity that is less than or equal to 15 meters distance from the nearest hole, with a minimum of 5 samples, no more than 2 of which originate from the same diamond drill hole. Sample spacing for probable reserves was less than or equal to approximately 40 meters.

(6)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

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

Production at the Rochester mine in 2009 was approximately 2.2 million ounces of silver and 12,663 ounces of gold, compared to approximately 3.0 million ounces of silver and 21,041 ounces of gold in 2008. Production was lower due to decreased ounces recovered from the ore on leach pad. Cash operating costs per ounce of silver increased to $1.95 per ounce in 2009, compared to $(0.75) per ounce in 2008. Total cash costs per ounce of silver (which includes production taxes and royalties) were $2.58 per ounce in 2009 compared to $(0.03) per ounce in 2008. This increase was primarily due to lower by-product credit of gold production in 2009 compared to 2008.

Coeur Rochester controls 541 US Federal unpatented claims (including 54 mill sites), 23 patented claims, and leases an additional 53 unpatented claims, totaling approximately 7,200 acres. All of the Company’s mineral resources and reserves are located within the claims. The unpatented claims and mill sites are maintained via annual fees to the U.S. Bureau of Land Management (BLM) and to Pershing County, which acts as administrator of the claims. Real property taxes to the State of Nevada are paid yearly for the patented claims. Lease payments are paid annually; all leases are in good standing.

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

In August of 2007, the Company completed mining of the existing ore reserves. While mining operations were discontinued, it is expected that metal production will continue as a result of residual leaching until approximately 2014.

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

Based upon actual operating experience and certain metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59.0% and 61.5% for silver, depending on the area being leached, and 93% for gold. See Note C — Summary of Significant Accounting Policies of the Company’s consolidated financial statements for further discussion.

The Company completed a technical and economic study in early 2010 demonstrating the viability of an expansion of mining and leaching operations at its Rochester mine through 2017. The Company prepared an Amended Plan of Operations for resumption of mining within the existing and permitted Rochester Pit and construction of an additional heap leach pad, all within the currently permitted mine boundary. The Bureau of Land Management (BLM) deemed this plan complete in August 2009 under federal regulations and initiated the NEPA process. An Environmental Assessment is currently being prepared and approvals are anticipated in late summer 2010. A modification to the Water Pollution Control Permit will also be required from the Nevada Department of Environmental Protection. Application is pending and approvals are expected in a similar time period.

The Company’s capital expenditures at the Rochester Mine totaled approximately $0.3 million in 2009. The Company plans capital expenditures at the Rochester Mine of $0.8 million in 2010. The Company is obligated to pay a net smelter royalty interest only when the market price of silver equals or exceeds $22.87 per ounce up to a maximum rate of 5% to ASARCO, the prior owner. No royalties were required to be paid by the Company during the three years ended December 31, 2009.

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

In 2009, exploration expenditures consisted of evaluation of prior drilling results and target selection for 2010. The Company has plans to follow-up on targets in the Rochester and Nevada Packard area and has allocated $0.2 million for the first phase of drilling in 2010.

Year-end Proven and Probable Ore Reserves — Rochester Mine

	2009	2008	2007
	(1, 2, 3, 4, 5,6)

Proven
Short Tons (000’s)	31,821	—	—
Ounces of silver per ton	0.58	—	—
Contained ounces of silver (000’s)	18,361	—	—
Ounces of gold per ton	0.006	—	—
Contained ounces of gold	185,000	—	—
Probable
Short Tons (000’s)	10,596	—	—
Ounces of silver per ton	0.71	—	—
Contained ounces of silver (000’s)	7,523	—	—
Ounces of gold per ton	0.005	—	—
Contained ounces of gold	48,000	—	—
Proven and Probable
Short Tons (000’s)	42,417	—	—
Ounces of silver per ton	0.61	—	—
Contained ounces of silver (000’s)	25,884	—	—
Ounces of gold per ton	0.005	—	—
Contained ounces of gold	233,000	—	—

Year-end Mineralized Material — Rochester Mine

	2009	2008	2007

Short Tons (000’s)	104,783	114,058	32,664
Ounces of silver per ton	0.52	0.54	0.85
Ounces of gold per ton	0.004	0.005	0.006

Operating Data

	2009	2008	2007

Production (7)
Tons ore mined (000’s)	—	—	2,962
Tons crushed/leached (000’s)	—	—	5,061
Ore grade silver (oz./ton)	—	—	0.65
Ore grade gold (oz./ton)	—	—	0.006
Recovery/Ag oz	—	—	141.4%
Recovery/Au oz	—	—	167.6%
Silver produced (oz.)	2,181,788	3,033,721	4,614,780
Gold produced (oz.)	12,663	21,041	50,408
Cost per Ounce
Operating cash costs(8)	$1.95	$(0.75)	$0.99
Other cash costs(9)	.63	.72	.53

Cash costs(7)	2.58	(0.03)	1.52
Non-cash costs	0.93	0.78	2.30

Total production costs	$3.51	$0.75	$3.82

(1)	Current ore reserves are effective as of December 31, 2009. Metal prices used in calculating proven and probable reserves were $14.50 per ounce of silver and $850 per ounce of gold.

(2)	Reserves were estimated with a cutoff grade of 0.54 silver equivalent ounces per ton.

(3)	The mineralized material was estimated with gold and silver prices of $1100 and $17.00 per ounce, respectively, historical metallurgical recoveries for gold and silver, historical mine operating costs within a non-optimized Whittle® open pit model, and include no additional factors for mining dilution or recovery. The estimate of mineralized material and reserves was constrained to exclude any silver and gold mineralization beneath existing leaching operations.

(4)	The Company estimates the ultimate metallurgical recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease.. Current recovery may vary significantly from ultimate recovery, calculated based on the ounces recovered as a percent of the ounces placed on the pad. The ore reserves were estimated by J. Sims (Geologist) and C. Kiel (Superintendent of Rochester Technical Services) of the Company’s technical staff. The firm of Pincock, Allen & Holt, an independent consulting group, was used to review engineering studies and the consulting firm of Reserva International was used to model results from drilling l.

(5)	Ore reserves are defined by drilling on grid of 100 feet by 200 feet, or closer, and includes open pit mine production sampling to assist with determination of gold and silver grades. The grade is defined by the number of proximal composites and three-dimensional geologic controls. The number of drill samples used in estimation of grades must be at least 4 with a maximum search distance 150 feet at Rochester and 120 feet at Nevada Packard.

(6)	Mining and crushing operations terminated in August 2007 and are planned to resume in 2010. L leaching will continue until approximately 2 years following depletion of the ore reserves.

(7)	Includes production taxes.

(8)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Australia

New South Wales — Endeavor Mine

The Endeavor Mine, is an underground silver and base metal operation, located in north central New South Wales, Australia, about 447 miles (720 kilometers) from Sydney. Access to the mine is by paved roads 30 miles (18 kilometers) to the northwest from the community of Cobar.

Production at the Endeavor mine in 2009 was 461,800 ounces of silver compared to 824,093 ounces of silver in 2008. The decrease in silver production was due to a 46.3% decrease in tons milled partially offset by a 18.4% increase in ore grades as compared to 2008. Cash operating costs and total cash costs per ounce of silver produced were $6.80 in 2009 compared to $2.55 in 2008. This increase was primarily due to the price participation component of the transaction which was not in effect until 2009.

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

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision is deferred until such time as CDE Australia has received approximately two million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. CDE Australia has received approximately 2.5 million payable ounces to-date, and the current ore reserve contains approximately 9.8 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

As of December 31, 2009, CDE Australia had recovered approximately 50% of the transaction consideration consisting of 2.5 million payable ounces, or 13%, of the 20 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.

The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 49.9% in 2009 and 56.5% in 2008. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition, by CBH, through a regular preventive maintenance program with periodic improvements as required.

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

CBH conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year ended June 30, 2009, which is the fiscal year used by the operator (CBH), the exploration expenditure at the mine was A$2.5 million (US$2.0 million).

Year-end Proven and Probable Ore Reserves — Endeavor Mine

	2009	2008	2007
	(1, 2, 3, 4)

Proven
Short Tons (000’s)	1,984	3,417	8,818
Ounces of silver per ton	1.93	1.47	1.52
Contained ounces of silver (000’s)	3,820	5,019	13.375
Probable
Short Tons (000’s)	6,393	5,842	10,913
Ounces of silver per ton	3.15	3.55	1.52
Contained ounces of silver (000’s)	20,139	20,753	16,551
Proven and Probable
Short Tons (000’s)	8,377	9,259	19,731
Ounces of silver per ton	2.86	2.78	1.52
Contained ounces of silver (000’s)	23,959	25,772	29,926

Year-end Mineralized Material — Endeavor Mine

	2009	2008	2007

Short Tons (000’s)	20,205	18,127	12,172
Ounces of silver per ton	1.77	0.96	2.44

Operating Data (Coeur’s Share)

	2009	2008	2007

Production
Tons ore milled	552,799	1,030,368	1,146,857
Ore grade silver (oz./ton)	1.67	1.41	1.40
Recovery silver(%)	49.9	56.5	48.0
Silver produced (oz.)	461,800	824,093	772,609
Cost per Ounce of Silver
Operating cash costs	$6.80	$2.55	$2.67
Other cash costs	—	—	—

Cash costs(5)	6.80	2.55	2.67
Non-cash costs	2.75	2.39	0.98

Total production costs	$9.55	$4.94	$3.65

(1)	Ore reserves are effective as of June 30, 2009, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2009. Metal prices used were $12.00 per ounce of silver.

(2)	The ore reserves are underground and open pit minable. Underground reserves include variable mining dilution (10% to 20% additional waste) and mining recovery factor (50% -for pillars to 95%). For open pit reserves 10% additional tons at variable grades and 100% mining recovery was applied

(3)	Metallurgical recovery factor of 45% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 20 meters and for probable reserves it is 40 meters. A minimum of 15 drill holes samples are used in estimation of ore reserve grades. Mineralized material is similarly classified.

(5)	Cash costs per ounce of silver represent a non U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Discontinued Operation

New South Wales — Broken Hill Mine

Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized a gain on the sale in the third quarter of 2009 of approximately $25.5 million, net of income taxes. Coeur originally purchased this interest from Perilya Broken Hill Ltd. in September 2005 for $36.9 million. This transaction closed on July 30, 2009.

Silver production in 2009 from the Broken Hill mine amounted to approximately 0.8 million ounces of silver compared to 1.4 million ounces of silver in 2008. The decrease in silver production was due to the sale of the company’s interest in the silver production from the Broken Hill mineral interests on July 1, 2009. The cash cost per ounce of silver production, which includes the operating cost contribution and smelting, refining and transportation costs, was $3.40 in 2009 compared to $3.41 in 2008.

Year-end Proven and Probable Ore Reserves — Broken Hill Mine

	2008	2007
	(1, 2, 3, 4, 5)

Proven
Short Tons (000’s)	6,431	8,021
Ounces of silver per ton	1.58	1.59
Contained ounces of silver (000’s)	10,185	12,727
Probable
Short Tons (000’s)	4,616	4,373
Ounces of silver per ton	1.05	1.19
Contained ounces of silver (000’s)	4,861	5,204
Proven and Probable
Short Tons (000’s)	11,047	12,394
Ounces of silver per ton	1.36	1.45
Contained ounces of silver (000’s)	15,046	17,931

Year-end Mineralized Material — Broken Hill Mine

	2008	2007

Short Tons (000’s)	6,376	5,357
Ounces of silver per ton	4.51	5.15

Operating Data (Coeur’s share)

	2009(7)	2008	2007

Production
Tons ore milled	827,766	1,952,066	1,646,203
Ore grade silver (oz./ton)	1.44	0.97	1.19
Recovery (%)	70.6	72.5	83.6
Silver produced (oz.)	842,751	1,369,009	1,642,205
Cost per Ounce of Silver
Operating cash costs	$3.40	$3.41	$3.18
Other cash costs	—	—	—

Cash costs(6)	3.40	3.41	3.18
Non-cash costs	1.86	1.83	1.86

Total production costs	$5.26	$5.24	$5.04

(1)	Ore reserves are effective as of June 30, 2008, which is the end of the most recent fiscal year of the operator (PBH). Metal prices used were $2.22 per ounce of silver.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% of additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(3)	Metallurgical recovery factor of 72% should be applied to the silver reserve ounces.

(4)	The ore reserves were estimated by the technical staff of CBH Resources, the mine operator, and reviewed by B. O’Leary (Mine Engineer) and J. L. Sims (Geologist) of the Company’s technical staff.

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

(6)	Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(7)	Broken Hill was sold in July 2009, therefore, production totals represent a partial year.

SILVER AND GOLD DEVELOPMENT PROPERTIES

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

The Company estimates $81.7 million of remaining capital expenditures are required to complete construction and mine related activities at Kensington and to commence production during the third quarter of 2010. Production during the mine’s initial partial year is expected to be approximately 40,000 ounces of gold. Based on an initial 12.5 year mine life based solely on proven and probable mineral reserves, the Company expects gold production to average approximately 120,000 ounces annually and total operating costs to average approximately $475 per ounce annually.

Coeur Alaska, Inc., a wholly owned subsidiary of the Company (“Coeur Alaska”), controls two contiguous land groups: the Kensington and Jualin. The Kensington property consists of 51 private patented lode and mill-site claims covering approximately 766 acres, 294 federal unpatented lode claims covering approximately 3,127 acres, and eight State of Alaska mining claims covering approximately 95 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. The Jualin Property consists of 23 patented lode and mill-site claims covering approximately 383.6 acres, 438 federal unpatented lode claims and one unpatented mill-site claim covering approximately 7,911 acres, and 17 State of Alaska mining claims covering approximately 110 acres. The Federal and State claims, as well as the private patented lode and mill-site claims, provide Coeur with the necessary rights to mine and process ore from Kensington. All of the Company’s ore reserves are located within the patented claims. The unpatented claims and mill site are maintained via annual filings and fees to the U.S. Bureau of Land Management (BLM), which acts as administrator of the claims. State claims are maintained via filings and fees to ADNR — Juneau Recorder’s Office. Real property taxes to the State of Alaska are paid yearly for the patented claims. Lease payments are paid annually and all leases are in good standing.

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

On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that invalidated the previously issued Section 404 Permit for the tailings facility for the Kensington gold mine. The Kensington property litigation, described in Note U of the Company’s consolidated financial statements, “Federal Court (Alaska) Kensington Project Permit Challenge”, has contributed to an increase in capital costs.

Following the U.S. Supreme Court decision, on August 14, 2009, the U.S. Army Corps of Engineers re-activated the Company’s 404 permit, clearing the way for construction at the tailing facility to continue.

Construction activities have recommenced at the Kensington mine and production is expected to begin in the second half of 2010.

No assurances can be given as to whether or when regulatory permits and approvals granted to the Company may be further challenged, appealed or contested by third parties or issuing agencies, or as to whether the Company will ultimately place the Kensington project into commercial production.

The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate, pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. The gold-telluride-mineral calaverite is associated with the pyrite mineralization.

In 2009, the Company continued the exploration program started in the third quarter of 2005 designed to increase the size and geologic continuity of gold mineralization in its mineralized material inventory and ultimately result in an increase in ore reserves. In 2009, a total of $0.3 million was spent on this program.

Year-end Proven and Probable Ore Reserves — Kensington Property

	2009	2008	2007
	(1, 2, 3, 4, 5, 6)

Proven
Short Tons (000’s)	199	199	21
Ounces of gold per ton	0.38	0.38	0.23
Contained ounces of gold (000’s)	76	76	5
Probable
Short Tons (000’s)	5,301	5,301	4,397
Ounces of gold per ton	0.26	0.26	0.31
Contained ounces of gold (000’s)	1,402	1,402	1,347
Proven and Probable
Short Tons (000’s)	5,500	5,500	4,419
Ounces of gold per ton	0.27	0.27	0.31
Contained ounces of gold (000’s)	1,478	1,478	1,352

Year-end Mineralized Material — Kensington Property

	2009	2008	2007

Short Tons (000’s)	2,724	2,724	3,136
Ounces of gold per ton	0.18	0.18	0.20

(1)	Current ore reserves are effective as of December 31, 2009. Metal price used in calculating proven and probable reserves was $750 per ounce of gold.

(2)	The ore reserves are underground minable and include factors for mining dilution and recovery. A factor of approximately 10% additional tonnage at 0.063 ounces per ton of dilution was included. An average 97% mining recovery was included.

(3)	Metallurgical recovery factor of 95.3% should be applied to the contained gold reserve ounces.

(4)	The ore reserves were estimated by J. Barry (Mine Engineer) and J. Sims (Geologist) of the Company’s technical staff. Snowden Mining Industry Consultants, an independent consultant group, performed an independent review of the Company’s updated resource estimate model used to prepare the ore reserve estimates and AMEC, an independent consultant group, were used to help prepare the Company’s mine plan and mining cost estimates.

(5)	Proven and probable reserves are defined underground drilling and underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Proven ore reserves include stockpiled ore. Ore reserve must be defined by at least 10 drill samples from at least 2 drill holes spaced not more than 60 feet from the block center. Mineralized material is similarly classified.

(6)	See the additional discussion — Note U of the consolidated financial statements for further details under “Federal Court of (Alaska) Kensington Project Permit Challenge” and Part I, “Item 1A. — Risk Factors.”

EXPLORATION AND DEVELOPMENT ACTIVITY

Coeur, either directly or through its wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania, Bolivia, and Mexico. Exploration and reserve development expenditures of approximately $18.9 million, $23.6 million and $11.9 million were incurred by the Company in 2009, 2008 and 2007 respectively.

Highlights of the 2009 program include:

•	Drilling and engineering studies on the Guadalupe structure at Palmarejo led to estimation of the first proven and probable ore reserve estimate for that important gold and silver system in south east Palmarejo.

•	Discovery of new high-grade mineralization at the La Negra zone at Joaquin in Argentina located northwest of the Company’s Martha mill facility.

•	Discovery of a new gold-bearing vein and vein system at Kensington called Kimberly. Fourteen core holes were completed on this new discovery.

•	Definition drilling on the Delia vein at Cerro Bayo, discovered in late 2008, resulting in the first proven and probable ore reserve estimate for that gold and silver-bearing vein.

Coeur plans to spend $17.9 million in exploration during 2010 with approximately 80% of the budget earmarked for expansion of mineral resources and reserves at or near its existing operations at Palmarejo (Mexico), Kensington (Alaska), Rochester (Nevada), Martha (Argentina) and Cerro Bayo (Chile).

USA — Kensington/Jualin

Fourteen core holes, totaling 4,100 feet, were completed in 2009 at Kensington. This work targeted a new blind vein (not exposed on surface) called the Kimberly. Eight of the core holes intersected significant gold mineralization in Kensington-style veins. The Company plans for an additional drilling program in 2010 on Kimberly and other targets with a budget of $2.0 million. Approximately $0.3 million was spent in exploration in 2009 at Kensington; all at Jualin.

USA — Rochester

The Company did not explore around the Rochester and Nevada Packard deposits in 2009 but used results from 2008 and prior years drilling to assess the viability of recommencing mining and leaching of new ore and in combination with existing leaching of prior-placed ore, extend the mine life and production. In 2010, the Company has allocated $0.2 million for exploration.

Chile — Cerro Bayo Mine

Coeur continued to conduct extensive exploration at its 100%-owned Cerro Bayo gold/silver mining operation in southern Chile. Approximately $2.2 million was spent in exploration for new silver and gold-bearing veins, and an additional $1.0 million was capitalized as reserve development during 2009. Over 103,900 feet (31,700 meters) of core drilling was completed during the year to discover new mineralization and define new ore reserves. The most significant result of this program was the expansion and definition of new ore reserves at the Delia vein discovered near the Laguna Verde ore processing facility in 2008. Silver and gold mineralization at Delia extends for over 1 kilometer on strike and over 100 meters vertically and forms a significant part of the reserves at Cerro Bayo. The Company believes that there is potential to discover additional high grade veins within the entire Cerro Bayo district. Late in 2009, new veins were discovered west of the mill facilities in a zone called Zona 2 and due east of the Cerro Bayo Dome in the eastern part of the district.

Chile — Other Properties

In 2009, Coeur completed a phase one drilling program on the Huantajaya silver property in northern Chile. During 2009, first phase of reverse circulation drilling totaling 4,783 feet (1,458 meters) was completed at Huantajaya at a total cost of $0.6 million including supports costs in Santiago. This work was not successful defining significant new mineralization. The 2010 exploration budget for Chile is expected to be $0.5 million.

Argentina — Martha Mine

In 2009, the Company’s exploration efforts consisted of mapping, sampling and 61,266 feet (18,674 meters) of core drilling for a total expenditure of $3.3 million, of which $0.8 million was capitalized as reserve development at Martha. At the Martha mine area, drilling amounted to over 35,400 feet (10,799 meters) of the total for Argentina.

Argentina — Other Properties

The Company also continued exploration in other parts of the Santa Cruz Province near the Martha mine. Activities focused on the Nico, Satelite and Joaquin properties as well as targets near to the Martha mine. A total of over 25,700 feet of drilling (7,039 meters) was completed on these areas. During 2010, we expect to spend $3.3 million on exploration for the discovery of new mineralization and reserve development, across all our large land holdings in the province of Santa Cruz.

Drilling at Joaquin in the fourth quarter of 2009 returned encouraging results with of drilling on three targets; La Morena, La Negra and La Morocha. Joaquin is located about 80 kilometers north of the Company’s Martha mine, and the Company has an option to earn up to 71% managing interest in a joint venture with property owners Mirasol Resources Ltd. A fourth phase of drilling will begin early this year.

The Company has budgeted $3.3 million for 2010 in Argentina, Joaquin and reconnaissance exploration in the country.

Africa, Tanzania

During the first quarter of 2004, the Company acquired ten prospecting licenses for properties located in the Lake Victoria Gold Belt of Tanzania, Africa, and in 2005, 2006 and 2007 added the Saragurwa, Bismark and Pangea properties, respectively. Based on results from its annual exploration programs, four of the original ten concessions were not renewed. Except for Saragurwa, Bismark and Pangea, all properties are held 100% by Tanzanian subsidiaries of the Company. Saragurwa, Bismark and Pangea were all returned to their respective owners. The Company changed its business plan in 2009 and actively sought to attract a partner or buyer for its interests and companies.

Item 3.	Legal Proceedings.

For a discussion of legal proceedings, see Note U to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 4A.	Executive Officers of the Registrant.

The following table sets forth certain information regarding the Company’s current executive officers:

Name	Age	Positions with Coeur	Since

Dennis E. Wheeler	67	Chairman of the Board	1992
		Chief Executive Officer and President	1986
			1980
Mitchell J. Krebs	38	Senior Vice President, Chief Financial Officer and Treasurer	2008
Richard M. Weston	58	Senior Vice President, Operations	2007
Donald J. Birak	56	Senior Vice President, Exploration	2004
Kelli C. Kast	43	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary	2009
Humberto Rada	57	President, Coeur South America	2008
K. Leon Hardy	56	Senior Vice President, North American Operations	2008
Tom T. Angelos	54	Senior Vice President, Chief Accounting Officer	2008
Luther J. Russell	54	Vice President, Environmental Services	2005
Larry A. Nelson	57	Vice President, Human Resources	2008
Kenneth L. Koski	41	Controller	2008

Dennis E. Wheeler has been Chairman of the Board of the Company since May 1992, Chief Executive Officer since December 1986 and President since December 1980. Mr. Wheeler was our Chief Administrative Officer from December 1980 to December 1986, Secretary from January 1980 to December 1980 and Senior Vice President and General Counsel from 1978 to 1980.

Mitchell J. Krebs first joined Coeur in 1995 after spending several years in the investment banking industry in New York. During his tenure with Coeur, Mr. Krebs has held various positions in the corporate development department, including Senior Vice President of Corporate Development. Since March 2008, Mr. Krebs has held the position of Chief Financial Officer and was made Treasurer in July 2008. Mr. Krebs holds a BS in Economics from The Wharton School at the University of Pennsylvania and an MBA from Harvard University.

Richard M. Weston was appointed Senior Vice President — Operations in May 2007. Prior to that, Mr. Weston served as Senior Vice President and Managing Director of Coeur Australia and Vice President of the Company’s South American Operations from December 2006 to May 2007. Prior thereto, he served as Senior Vice President and Managing Director of Coeur Australia from February 2006 to December 2006. Prior to that, Mr. Weston was employed with Barrick Australia from January 2003 to February 2006 as General Manager of Cowal Gold Project and Rio Tinto Australia from December 2000 to November 2002 as General Manager of the ERA and Jabiluka mines.

Donald J. Birak was appointed as Senior Vice President — Exploration of Coeur in January 2004. Prior to that, Mr. Birak was employed with AngloGold North America, Inc. from March 1999 to January 20, 2004, as Vice President — Exploration and with Independence Mining Company Inc. as Vice President of Exploration from 1995 to 1999.

Kelli C. Kast was appointed Sr. Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary in March 2009. Prior to that, Ms. Kast served as Vice President, General Counsel and Corporate Secretary from May of 2005 to March of 2009. Ms. Kast was previously Corporate Counsel for HealtheTech. Inc. from April 2004 to April 2005. Prior thereto, she served as Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. from December 1997 through February 2003.

Humberto Rada was appointed President, Coeur South America in July 2008. Prior to that, Mr. Rada was employed from 1985 to 2008 by Newmont Mining Corp. at their Bolivian subsidiary, Empresa Minera Inti Raymi S.A., most recently as General Manager. Prior to that Mr. Rada held various positions in Argentina and Bolivia with PricewaterhouseCoopers from 1978 to 1984.

K. Leon Hardy was appointed Senior Vice President North American Operations in July 2008. Prior to that, Mr. Hardy served as Vice President and General Manager for Coeur Argentina from May 2003 to July 2008. Prior to that Mr. Hardy was employed with Apex Silver Mines as Operations Manager at their San Cristobal project in Bolivia from 1999 to 2002. Prior to that Mr. Hardy was employed in Argentina with Minera Alumbrera Ltd from 1996 to 1998. Prior to that Mr. Hardy was employed with Cyprus Amax Minerals from 1979 to 1996.

Tom T. Angelos was appointed Senior Vice President and Chief Accounting Officer in March 2008. Prior to this, Mr. Angelos was Vice President, Controller and Chief Accounting Officer of the Company from December 2006 to March 2008 and Controller and Chief Accounting Officer of the Company from 2004 to 2006. Mr. Angelos was previously Controller of Stillwater Mining Company from 1998 to 2004, and from 1983 to 1998 was employed by Coeur in various capacities, most recently as Controller.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	That May Yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased(1)	(or Unit)	or Programs	Programs

1/1/09 - 1/31/09	3,898	9.00	—	—
2/1/09 - 2/29/09	1,231	7.70	—	—
3/1/09 - 3/31/09	3,144	8.60	—	—
4/1/09 - 4/30/09	937	11.00	—	—
5/1/09 - 5/31/09	—	—	—	—
6/1/09 - 6/30/09	—	—	—	—
7/1/09 - 7/31/09	570	10.53	—	—
8/1/09 - 8/31/09	—	—	—	—
9/1/09 - 9/30/09	—	—	—	—
10/1/09 - 10/31/09	—	—	—	—
11/1/09 - 11/30/09	—	—	—	—
12/1/09 - 12/31/09	—	—	—	—
Total	9,780	8.99	—	—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
				Sold as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	That May Yet be
	Shares (or Units)		Received per Share	Announced Plans	Sold Under the
Period	Sold		(or Unit)	or Programs	Plans or Programs

1/1/09 - 1/31/09	—		—
2/1/09 - 2/29/09	—		—
3/1/09 - 3/31/09	1,988,057	(1)	6.50
	1,074,773	(2)	6.80
4/1/09 - 4/30/09	127,320	(4)	10.58
5/1/09 - 5/31/09	—		—
6/1/09 - 6/30/09	3,556,561	(3)	13.03
	3,215,467	(4)	13.60
7/1/09 - 7/31/09	—		—
8/1/09 - 8/31/09	784,466	(5)	15.19
9/1/09 - 9/30/09	1,951,700	(5)	16.20
10/1/09 - 10/31/09	—		—
11/1/09 - 11/30/09	—		—	—	—
12/1/09 - 12/31/09	2,074,305	(6)	22.11	—	—
	93,848	(7)	19.69
Total	14,866,497		13.68	—	—

(1)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $22.2 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(2)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $16.6 million aggregate principal amount of its 3.25% Convertible Senior Notes due 2028.

(3)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $51.1 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(4)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $63.0 million aggregate principal amount of its 3.25% Convertible Senior Notes due 2028.

(5)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $41.6 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(6)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $43.0 million aggregate principal amount of its 1.25% Convertible Senior Notes due 2024.

(7)	Pursuant to privately-negotiated agreements, the Company agreed to exchange $2.0 million aggregate principal amount of its 3.25% Convertible Senior Notes due 2028.

The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”), the Toronto Stock Exchange (“TSX”) and the Australian Stock Exchange (“ASX”). The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported by the NYSE:

	2009		2008(1)
	High	Low	High	Low

First Quarter	$9.80	$5.80	$51.60	$38.80
Second Quarter	$16.70	$10.00	$39.40	$27.70
Third Quarter	$21.56	$10.51	$28.90	$14.40
Fourth Quarter	$24.29	$17.96	$14.80	$3.60
2010
First Quarter (through February 23, 2010)	$14.70	$13.68

(1)	Common stock prices in 2008 have been adjusted to reflect the 1-for-10 reverse stock split. See Note N of the Company’s consolidated financial statements for further discussion.

The Company has not paid per share cash distributions or dividends on its Common Stock since 1996. Future distributions or dividends on the Common Stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

On February 23, 2010, there were outstanding 81,431,083 shares of the Company’s common stock which were held by approximately 3175 stockholders of record.

The Company made no repurchases of its common stock during the year ended December 31, 2009.

STOCK PERFORMANCE CHART

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s Common Stock during the period beginning December 31, 2004 and ending December 31, 2009 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico Eagle Mines, Goldcorp, Hecla Mining Co., IAM Gold, Kinross Gold Corp., Northgate Minerals, Pan American Silver Corp. Centerra Gold, Inc, and Stillwater Mining Co. for the same period. The graph assumes a $100 investment in the Company’s Common Stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	2004	2005	2006	2007	2008	2009
Coeur d’Alene Mines Corporation	100.00	101.9	125.96	125.70	22.39	45.96
S&P 500 Index	100.00	104.89	121.46	128.13	80.73	102.08
Peer Group Only	100.0	131.53	160.00	191.59	157.47	202.45

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

Income Statement Data:	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Sales of metal	$300,618	$170,874	$194,717	$192,782	$152,014
Production costs applicable to sales	(191,105)	(106,582)	(113,733)	(88,014)	(87,415)
Depreciation and depletion	(85,570)	(24,856)	(17,930)	(21,652)	(17,082)

Gross profit	23,943	39,436	63,054	83,116	47,517
Costs and expenses:
Administrative and general	22,097	25,846	23,875	19,369	20,624
Exploration	15,209	20,531	11,941	9,474	10,553
Care and maintenance and other	11,801	3,155	—	—	—
Pre-development	97	16,950	—	—	6,057
Litigation settlement	—	—	507	2,365	1,600

Total costs and expenses	49,204	66,482	36,323	31,208	38,834

Operating income (loss)	(25,261)	(27,046)	26,731	51,908	8,683
Other income (expense)
Gains (loss) on debt extinguishments	31,988	—	—	—	—
Loss on derivatives, net	(82,687)	1,756	—	—	—
Interest and other income	3,248	2,557	18,195	18,654	8,385
Interest expense, net of capitalized interest	(18,102)	(4,726)	(365)	(1,224)	(2,485)

Total other income (expense)	(65,553)	(413)	17,830	17,430	5,900

Income (loss) from continuing operations before income taxes	(90,814)	(27,459)	44,561	69,338	14,583
Income tax benefit (provision)	25,921	17,500	(10,650)	(3,934)	(989)

Income (loss) from continuing operations	(64,893)	(9,959)	33,911	65,404	13,594
Income (loss) from discontinued operations	7,449	9,332	9,979	11,950	(3,043)
Gain on sale of net assets of discontinued operation	25,537	—	—	11,132	—

Net income (loss)	$(31,907)	$(627)	$43,890	$88,486	$10,551

Other comprehensive income (loss)	—	(634)	86	2,391	447

Comprehensive income (loss)	$(31,907)	$(1,261)	$43,976	$90,877	$10,998

Basic and Diluted Income (Loss) Per Share Data:
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.91)	$(0.18)	$1.19	$2.41	$0.56
Income (loss) from discontinued operations	0.46	0.17	0.35	0.85	(0.12)

Net income (loss)	$(0.45)	$0.01	$1.54	$3.26	$0.44

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.91)	$(0.18)	$1.10	$2.21	$0.56
Income (loss) from discontinued operations	0.46	0.17	0.32	0.78	(0.13)

Net income (loss)	$(0.45)	$0.01	$1.42	$2.99	$0.43

Weighted average number of shares of common stock(1)
Basic	71,565	55,073	28,597	27,136	24,291

Diluted	71,565	55,073	31,052	29,608	24,368

Balance Sheet Data:(2)	2009	2008	2007	2006	2005
	(In thousands except per share data)

Total assets	$3,054,035	$2,928,121	$2,651,694	$849,626	$594,816
Working capital	$(2,572)	$(8,533)	$152,390	$383,082	$281,977
Long-term liabilities	$872,222	$981,225	$812,650	$210,117	$206,921
Shareholders’ equity	$1,993,205	$1,785,912	$1,727,367	$580,994	$341,553

(1)	In May 2009, the company’s Board of Directors authorized a 1-for-10 reverse stock split which became effective on May 26, 2009. Consequently, previously reported amounts for weighted average number of shares of common stock have been adjusted to reflect the 1-for-10 reverse stock split.

(2)	On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur d’Alene Mines Corporation and its subsidiaries for the three years ended December 31, 2009. It consists of the following subsections:

•	“Overview” provides a brief summary of our financial position and the primary factors affecting those results.

•	“Critical Accounting Policies” which provides a discussion of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require different objectives or complex judgments by management.

•	“Operating statistics and ore reserve estimates” which provides a summary of the consolidated production results for the three years ended December 31, 2009 and discussion of our reported ore reserves.

•	“Results of operations” which sets forth an analysis of the operating results for the last three years.

•	“Liquidity and capital resources” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and environmental compliance expenditures.

•	“Recently issued accounting pronouncements” which summarizes recently published authorative accounting guidance, how it might apply to us and how it might affect our future results.

Overview

Coeur is one of the world’s largest silver producers with growing gold production from assets in the United States, Mexico, Bolivia, Argentina, Chile and Australia. The Palmarejo mine, San Bartolomé mine, Rochester mine and Martha mine, each operated by the Company, and the Endeavor Mine which is operated by others, constituted the Company’s principal sources of mining revenues in 2009. The Company’s management focuses on maximizing cash flow from its existing operations, the main factors of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on reducing its non-operating costs in order to maximize cash flow.

We face key risks associated with our business. One of the most significant risks is fluctuation in prices of silver and gold, which are affected by numerous factors beyond our control including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors. In addition, we face challenges which include capital and production cost increases and social, political and environmental issues. Operating costs at our mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans, and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect our U.S. dollar costs.

Highlights during 2009:

•	Silver and gold prices averaged $14.65 per ounce and $972.35 per ounce in 2009, respectively. Silver hit a high of $19.275 per ounce on December 2, 2009 and a low of $10.45 per ounce on January 15, 2009. Gold hit a high of $1,212.50 per ounce on December 2, 2009 and a low of $810 per ounce on January 15, 2009;

•	The Company produced a total of 17.7 million ounces of silver (includes 842,751 of silver production from Broken Hill) and 72,112 ounces of gold during 2009, 47.3% and 56.4% increases over 2008, respectively;

•	Net cash provided by operating activities in 2009 was $64.5 million, compared to $(7.4) million in 2008;

•	On June 22, 2009, the United States Supreme Court released its decision reversing the Ninth Circuit Court of Appeals decision that invalidated the previously issued Section 404 permit for the tailings facility for the Kensington gold mine near Juneau, Alaska clearing the way for final construction of the project. The Company estimates $81.7 million of remaining capital expenditures are required to complete construction and mine related activities at Kensington and to commence production during the second half of 2010;

•	The Company completed construction and commenced production at its 100% owned Palmarejo mine in Mexico in April 2009;

•	The Company’s silver reserves increased by 16% over 2008 to over 269 million ounces, while gold reserves increased 26% to 2.9 million ounces;

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note C in the Notes to the Consolidated Financial Statements of this Form 10-K.

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

At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.

Estimates.  The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans.

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

The Company reported ore on leach pad of $24.0 million as of December 31, 2009. Of this amount, $9.6 million is reported as a current asset and $14.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no changes in recoveries related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease. If our estimate of ultimate recovery requires adjustment, the impact upon our valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%

Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$3.52	$2.81	$2.33	$4.05	$3.54	$3.14
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$7.17	$12.05	$12.05	$5.67	$7.10	$7.77

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

Income taxes.  The Company computes income taxes using an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting bases and the tax bases of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2009.

Operating Statistics and Ore Reserve Estimates

The Company’s total production, including discontinued operations in 2009 was 17.7 million ounces of silver and 72,112 ounces of gold, compared to 12.0 million ounces of silver and 46,115 ounces of gold in 2008. Total estimated proven and probable reserves at December 31, 2009 were approximately 269.5 million ounces of silver and 2.9 million ounces of gold, compared to silver and gold ore reserves at December 31, 2008 of approximately 247.8 million ounces and 2.3 million ounces, respectively.

The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2009:

	Proven and Probable Ore Reserves					Mineralized Material
	(000’s)	Grade	Grade	(000’s)	(000’s)	(000’s)	Grade	Grade
	Tons	Ag oz/t	Au oz/t	Ounces Ag	Ounces Au	Tons	Ag oz/t	Au oz/t

Rochester	42,417	0.61	0.005	25,884	233	104,783	0.52	0.004
Cerro Bayo	775	9.78	0.07	7,587	57	769	10.36	0.15
Mina Martha	38	33.14	0.04	1,249	1	29	59.54	0.05
San Bartolomé	31,372	3.83	—	120,033	—	36,953	1.75	—
Kensington	5,500	—	0.27	—	1,478	2,724	—	0.18
Endeavor	8,377	2.86	—	23,959	—	20,205	1.77	—
Palmarejo	17,900	5.03	0.06	90,521	1,102	4,493	3.48	0.05

Total tons	106,379			269,233	2,871	169,956

	Total tons	Ag oz/t	Au oz/t			Total tons	Ag oz/t	Au oz/t
	(000’s)	(Wt. Avg.)	(Wt. Avg.)			(000’s)	(Wt. Avg.)	(Wt. Avg.)

Summary by metal:
Silver	101,006	2.67	—			167,275	1.08	—
Gold	66,757	—	0.04			112,841	—	0.01

The ore reserves at December 31, 2009 may change with fluctuations in the price of gold and silver. The following table shows the estimated changes to ore reserves at mines operated by the Company at different pricing ranges:

	Proven and Probable Ore Reserve Sensitivity to
	Per ounce	Per ounce	(000’s)	(000’s)	(000’s)
	Silver Price	Gold Price	Tons	Ounces Ag	Ounces Au

Cerro Bayo	$12.50	$750	730	7,374	56
	$13.50	$800	758	7,516	57
	$14.50	$850	776	7,587	57
	$15.50	$900	802	7,688	58
	$16.50	$950	822	7,752	59

Mina Martha	$12.50	$750	31	1,112	1.2
	$13.50	$800	34	1,191	1.3
	$14.50	$850	34	1,191	1.3
	$15.50	$900	34	1,191	1.3
	$16.50	$950	38	1,249	1.4

San Bartolomé	$12.50	—	25,724	107,646	—
	$13.50	—	31,372	120,033	—
	$14.50	—	34,196	126,227	—
	$15.50	—	36,732	132,114	—
	$16.50	—	39,267	138,001	—

Kensington	—	$750	5,500	—	1,478
	—	$800	6,364	—	1,622
	—	$850	7,247	—	1,738
	—	$900	7,926	—	1,814
	—	$950	8,550	—	1,883

	Proven and Probable Ore Reserve Sensitivity to
	Per ounce	Per ounce	(000’s)	(000’s)	(000’s)
	Silver Price	Gold Price	Tons	Ounces Ag	Ounces Au

Palmarejo(1)	$12.50	$750	17,286	89,443	1,090
	$13.50	$800	17,744	90,372	1,101
	$14.50	$850	17,900	90,521	1,102
	$15.50	$900	18,205	91,052	1,107
	$16.50	$950	18,392	91,293	1,110

Rochester(2)	$13.50	$800	42,417	25,884	232
	$14.50	$850	42,417	25,884	232
	$15.50	$900	42,417	25,884	232
	$16.50	$950	42,417	25,884	232

(1)	Palmarejo reserves include the Palmarejo and Guadalupe deposits.

(2)	Rochester reserves do not change at metal price ranges specified due to heap leach pad limitations; the reserve is reported at cut-off grade that was raised above the economic breakeven to accommodate this limitation.

The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2009	2008	2007

Palmarejo(A)
Tons milled	1,065,508	—	—
Ore grade/Ag oz	4.31	—	—
Ore grade/Au oz	0.06	—	—
Recovery/Ag oz(A)	66.3%	—	—
Recovery/Au oz(A)	88.2%	—	—
Silver production ounces	3,047,843	—	—
Gold production ounces	54,740	—	—
Cash operating costs/oz	$9.80	—	—
Cash cost/oz	$9.80	—	—
Total production cost/oz	$26.80	—	—
San Bartolomé(B)
Tons milled	1,518,671	505,514	—
Ore grade/Ag oz	5.49	7.46	—
Recovery/Ag oz	89.6%	75.8%	—
Silver production ounces	7,469,222	2,861,500	—
Cash operating costs/oz	$7.80	$8.22	—
Cash cost/oz	$10.48	$10.53	—
Total production cost/oz	$12.96	$12.50	—

	2009	2008	2007

Martha Mine
Tons milled	109,974	57,886	37,047
Ore grade/Ag oz	36.03	49.98	78.10
Ore grade/Au oz	0.05	0.07	0.12
Recovery/Ag oz	93.6%	93.7%	95.0%
Recovery/Au oz	87.6%	88.3%	92.7%
Silver production ounces	3,707,544	2,710,673	2,748,705
Gold production ounces	4,709	3,313	4,127
Cash operating costs/oz	$6.19	$6.87	$5.54
Cash cost/oz	$6.68	$7.57	$6.27
Total production cost/oz	$8.62	$9.38	$6.78
Rochester
Tons processed	—	—	5,060,678
Ore grade/Ag oz	—	—	0.65
Ore grade/Au oz	—	—	0.01
Recovery/Ag oz(B)	—	—	141.4%
Recovery/Au oz(B)	—	—	167.6%
Silver production ounces	2,181,788	3,033,720	4,614,780
Gold production ounces	12,663	21,041	50,408
Cash operating costs/oz	$1.95	$(0.75)	$0.99
Cash cost/oz	$2.58	$(0.03)	$1.52
Total production cost/oz	$3.51	$0.75	$3.82
Endeavor
Tons milled	552,799	1,030,368	1,146,857
Ore grade/Ag oz	1.67	1.41	1.40
Recovery/Ag oz	49.9%	56.5%	48.0%
Silver production ounces	461,800	824,093	772,609
Cash operating costs/oz	$6.80	$2.55	$2.67
Cash cost/oz	$6.80	$2.55	$2.67
Total production cost/oz	$9.55	$4.94	$3.65
Cerro Bayo
Tons milled	—	236,403	387,378
Ore grade/Ag oz	—	5.54	4.68
Ore grade/Au oz	—	0.10	0.11
Recovery/Ag oz	—	93.4%	94.4%
Recovery/Au oz	—	90.2%	92.2%
Silver production ounces	—	1,224,084	1,709,830
Gold production ounces	—	21,761	37,479
Cash operating costs/oz	—	$8.56	$8.22
Cash cost/oz	—	$8.56	$8.22
Total production cost/oz	—	$14.65	$11.82

	2009	2008	2007

CONSOLIDATED PRODUCTION TOTALS
Silver ounces	16,868,197	10,654,070	9,845,924
Gold ounces	72,112	46,115	92,014
Cash operating costs/oz	$7.03	$4.92	$3.64
Cash cost per oz/silver	$8.40	$5.92	$4.10
Total production cost/oz	$13.19	$8.02	$6.02
CONSOLIDATED SALES TOTALS(C)
Silver ounces sold	16,310,225	9,637,242	9,846,982
Gold ounces sold	65,607	49,130	94,284
Realized price per silver ounce	$14.83	$14.22	$13.53
Realized price per gold ounce	$1,003	$915	$700

(A)	Palmarejo achieved commercial production on April 20, 2009. Mine statistics do not represent normal operating results.

(B)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61.5% for silver and 93% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2014. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

Operating Statistics From Discontinued Operations

The following table presents information for Broken Hill which was sold on July 30, 2009, effective as of July 1, 2009:

	2009	2008	2007

Broken Hill
Tons milled	827,766	1,952,066	1,646,203
Ore grade/Silver oz	1.44	0.97	1.19
Recovery/Silver oz	70.6%	72.5%	83.6%
Silver production ounces	842,751	1,369,009	1,642,205
Cash operating cost/oz	$3.40	$3.41	$3.18
Cash cost/oz	$3.40	$3.41	$3.18
Total cost/oz	$5.26	$5.24	$5.04

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

The following table presents a reconciliation between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, calculated in accordance with U.S. GAAP.

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Cash operating costs include all cash costs except production taxes and royalties if applicable. Total cash costs and cash operating costs are performance measures which we believe provide management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Cash operating costs per ounce” and “Total cash costs per ounce” are measures developed by precious metals companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of these non-GAAP measures are similar to that reported by other mining companies. Cash operating costs and total cash costs, as alternative measures, have the limitation of excluding potentially large amounts related to inventory adjustments, non-cash charges and byproduct credits. Management compensates for this limitation by using both the GAAP production costs and the non-GAAP cash costs metrics in its planning.

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

Year Ended December 31, 2009

(In thousands except ounces and	San			Cerro
per ounce costs)	Bartolomé	Martha	Palmarejo	Bayo	Rochester	Endeavor	Total

Production of silver (ounces)	7,469,222	3,707,544	3,047,843	—	2,181,788	461,800	16,868,197
Cash operating cost per ounce	$7.80	$6.19	$9.80	$—	$1.95	$6.80	$7.03

Cash costs per ounce	$10.48	$6.68	$9.80	$—	$2.58	$6.80	$8.40

Total Operating Cost (Non-GAAP)	$58,293	$22,963	$29,883	$—	$4,236	$3,142	$118,517
Royalties	19,988	1,815	—	—	—	—	21,803
Production taxes	—	—	—	—	1,401	—	1,401

Total Cash Costs (Non-GAAP)	78,281	24,778	29,883	—	5,637	3,142	141,721
Add/Subtract:
Third party smelting costs	—	(7,118)	(1,416)	—	—	(1,035)	(9,569)
By-product credit(2)	—	4,615	55,386	—	12,335	—	72,336
Other adjustments	8	669	20	—	171	—	868
Change in inventory	2,590	(5,048)	(19,028)	1,211	6,063	(38)	(14,250)
Depreciation, depletion and amortization	18,509	6,511	51,801	—	1,852	1,269	79,942
Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	99,388	24,407	116,646	1,211	26,058	3,338	271,048

Year Ended December 31, 2008

	San
(In thousands except ounces and per ounce costs)	Bartolomé	Martha	Cerro Bayo	Rochester	Endeavor	Total

Production of silver (ounces)	2,861,500	2,710,673	1,224,084	3,033,720	824,093	10,654,070
Cash operating cost per ounce	$8.22	$6.87	$8.56	$(0.75)	$2.55	$4.92

Cash costs per ounce	$10.53	$7.57	$8.56	$(0.03)	$2.55	$5.92

Total Operating Cost (Non-GAAP)	$23,535	$18,619	$10,478	$(2,290)	$2,101	$52,443
Royalties	6,605	1,889	—	—	—	8,494
Production taxes	—	—	—	2,188	—	2,188

Total Cash Costs (Non-GAAP)	30,140	20,508	10,478	(102)	2,101	63,125
Add/Subtract:
Third party smelting costs	—	(3,019)	(3,818)	—	(1,212)	(8,049)
By-product credit(2)	—	2,880	19,595	18,499	—	40,974
Other adjustment	—	470	(425)	12	—	57
Change in inventory	(12,393)	(3,240)	2,099	23,837	171	10,474
Depreciation, depletion and amortization	5,638	4,431	7,881	2,353	1,971	22,274

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$23,385	$22,030	$35,810	$44,599	$3,031	$128,855

Year Ended December 31, 2007

In thousands except ounces and per ounce costs)	Martha	Cerro Bayo	Rochester	Endeavor	Total

Production of silver (ounces)	2,748,705	1,709,830	4,614,780	772,609	9,845,924
Cash operating cost per ounce	$5.53	$8.22	$0.99	$2.67	$3.64

Cash costs per ounce	$6.27	$8.22	$1.52	$2.67	$4.10

Total Operating Cost (Non-GAAP)	$15,217	$14,055	$4,559	$2,064	$35,895
Royalties	2,028	—	—	—	2,028
Production taxes	—	—	2,476	—	2,476

Total Cash Costs (Non-GAAP)	17,245	14,055	7,035	2,064	40,399
Add/Subtract:
Third party smelting costs	(2,112)	(3,603)	—	(1,347)	(7,062)
By-product credit(2)	2,889	26,199	34,664	—	63,752
Other adjustment	—	—	1,926	—	1,926
Change in inventory	(146)	(1,701)	16,738	(172)	14,719
Depreciation, depletion and amortization	1,383	6,155	8,697	755	16,990

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$19,259	$41,105	$69,060	$1,300	$130,724

(1)	The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(2)	Amounts reflect final metal settlement adjustments.

The following tables present a reconciliation between non-GAAP cash costs per ounce to GAAP production costs applicable to sales reported in Discontinued Operations for the years ended (see Note F — Discontinued Operations):

Broken Hill	2009(2)	2008	2007

Production of Silver (ounces)	842,751	1,369,009	1,642,205
Cash operating costs per ounce	$3.40	$3.41	$3.18

Cash Costs per ounce	$3.40	$3.41	$3.18

Total Cash Costs (Non-GAAP)	2,862	4,670	5,228
Add/Subtract:
Third party smelting costs	(1,164)	(1,938)	(2,006)
By-Product credit	—	—	—
Other adjustments	—	—	—
Change in inventory	39	22	69
Depreciation, depletion and amortization	1,570	2,507	3,055

Production costs applicable to sales, including depreciation, depletion and amortization (GAAP)	$3,307	$5,261	$6,346

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

Total operating costs and cash costs per ounce are non-GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of cash costs to production costs under “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs” set forth above.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Sales of metal from continuing operations in the year ended December 31, 2009 increased by $129.7 million, or 75.9%, from the year ended December 31, 2008 to $300.6 million. The increase was primarily due to an increase in the quantity of silver ounces sold due to contributions from the Company’s two new mines; (i) the San Bartolomé mine which operated at full capacity during the year ended December 31, 2009 and commenced operations in June 2008; and (ii), the Palmarejo silver and gold mine which began commercial operations on April 20, 2009. In 2009, the Company sold 16.3 million ounces of silver and 65,607 ounces of gold, compared to sales of 9.6 million ounces of silver and 49,130 ounces of gold in 2008 from continuing operations. In the year ended December 31, 2009, the Company realized average silver and gold prices of $14.83 per ounce and $1,003 per ounce, respectively, compared with realized average prices of $14.22 per ounce and $915 per ounce, respectively, in the prior year.

Included in revenues is by-product metal sales derived from the sale of gold. In 2009, by-product revenues totaled $62.3 million compared to $41.0 million in 2008. The increase is a result of the Company’s Palmarejo mine being in operation since April 20, 2009, offset by the decrease from the Cerro Bayo mine which was not in operation during 2009. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2009, the Company’s continuing operations produced a total of 16.9 million ounces of silver (excludes 842,751 ounces of silver production from Broken Hill) and 72,112 ounces of gold compared to 10.7 million ounces of silver and 46,115 ounces of gold in 2008. The increase in silver production in 2009, as compared to 2008, was primarily due to the increase of 4.6 million ounces from the San Bartolomé mine, which operated at full capacity during the year ended 2009 and commenced operations in June 2008, and an increase of 3.0 million ounces at the Palmarejo silver and gold mine, which began operations on April 20, 2009 and an increase of 1.0 million ounces at the Martha mine. The increase in gold production is due to an increase of 54,740 ounces at the Palmarejo mine partially offset by a decrease of 21,761 ounces of gold at the Cerro Bayo mine which was not in operation during 2009.

Production costs applicable to sales from continuing operations for the year ended 2009 increased by $84.5 million, or 79.3%, from the same period of 2008 to $191.1 million. The increase in production costs applicable to sales for the year is primarily due to increased production costs at the Palmarejo and San Bartolomé mines related to the commencement of operations at Palmarejo and inclusion of operating costs for San Bartolomé for the entire year ended 2009.

Depreciation and depletion increased in the year ended December 31, 2009 by $60.7 million, or 244.3%, over the prior year, primarily due to increased depreciation and depletion expense from the Palmarejo mine and a full year at the San Bartolomé mine.

Costs and Expenses

Administrative and general expenses decreased $3.7 million or 14.5% in 2009 compared to 2008 due primarily to realization of cost reduction initiatives.

Exploration expenses decreased by $5.3 million or 25.9% in 2009 compared to 2008 as a result of decreased exploration activity.

Care and maintenance and other expenses increased by $8.6 million compared to 2008. The increase was due to a full year of care and maintenance costs incurred at the Cerro Bayo Mine due to the temporary suspension of operating activities which occurred in October 2008. In addition, the Company accrued environmental remediation expense of $5.0 million for its Furioso property located at the Cerro Bayo Mine, during the fourth quarter of 2009.

Pre-development costs were $0.1 million in 2009. Pre-development expenses of $17.0 million were recorded as a result of pre-development activities at the Palmarejo project during 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures for the remainder of 2008 and the year ended 2009.

Other Income and Expenses

The Company recognized $32.0 million of gains from debt extinguishments during 2009 from the exchange of a portion of the 3 1/4% convertible senior notes and the 1 1/4% convertible senior notes for shares of common stock. There were no gains from debt extinguishments recorded during the year ended December 31, 2008.

Losses on derivative instruments during 2009 were $82.7 million. The increase was due to mark-to-market adjustments driven by higher gold and silver prices related to the Franco-Nevada royalty obligation and warrant, the gold lease facility, warrants to acquire the senior secured floating rate convertible notes, put and call options and forward foreign exchange contracts. See Note Q of the Company’s consolidated financial statements, Derivative Financial Instruments and Fair Value of Financial Instruments and Fair Value of Financial Instruments for further discussion.

Interest and other income in 2009 increased by $0.7 million compared with the same period in 2008. The increase was primarily due to gains on foreign currency transactions.

Interest expense, net of capitalized interest was $18.1 million in 2009 compared to $4.7 million in 2008. The increase in interest expense is related to accretion expenses for the Franco Nevada obligation, the 3 1/4% convertible debentures, and interest expense for the gold lease facility and other short term borrowings and capital lease obligations. See Note K of the Company’s consolidated financial statements, Long-Term Debt, for further discussion. In addition, the Palmarejo project was placed into service on April 20, 2009, thereby, decreasing capitalized interest in 2009. Capitalized interest was $22.8 million in 2009 compared to $12.2 million in 2008.

Income Taxes

For the year ended December 31, 2009, the Company reported an income tax benefit of approximately $25.9 million compared to an income tax benefit of $17.5 million in 2008. The following table summarizes the components of the Company’s income tax benefit for the years ended 2009 and 2008.

	Years Ended December 31
	2009	2008

Current:
United States — Alternative minimum tax	$(2,249)	$(644)
United States — Foreign withholding tax	(1,509)	(1,498)
Argentina	(6,284)	(2,047)
Australia	592	(1,085)
Mexico	(124)	(623)
Bolivia	(2,673)	—
Canada	(53)	(34)
Deferred:
Argentina	—	(1,410)
Australia	200	1,115
Bolivia	(6,221)	(2,480)
Chile	(2,308)	113
Mexico	40,346	(27,753)
United States	6,204	53,846

Income tax benefit (provision)	$25,921	$17,500

In 2009, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions from the U.S. parent to the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $46.6 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $8.5 million (principally Bolivia and Chile) for inflation adjustments on non-monetary assets in Bolivia and established a valuation allowance in Chile as the Company determined that it was more likely than not that certain deferred tax assets would not be realized.

In 2008, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions from the U.S. parent to the Mexico, Argentina and Australia subsidiaries. The Company recognized a $31.6 million deferred tax provision primarily in Bolivia and Mexico related to higher metal prices and inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Finally, the Company recognized a deferred tax benefit of $55.1 million related to the recognition of deferred taxes and deductible temporary differences in net operating loss carryforwards in various jurisdictions, principally in the U.S.

Results of Discontinued Operations

Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to GAAP, the Broken Hill segment has been reported in discontinued operations for the three years ended December 31, 2009. Income from discontinued operations, net of taxes, was $7.4 million during 2009 compared to $9.3 million during 2008. The Company recognized a gain, net of taxes, of $25.5 million on the sale in 2009.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Sales of metal	$10,435	$18,591
Production costs applicable to sales	(1,652)	(2,754)
Depreciation and depletion	(1,570)	(2,506)
Mining exploration	—	—
Other	—	—
Income tax benefit (expense)	236	(3,999)

Income from discontinued operations	7,449	9,332
Gain on sale of net assets of discontinued operations	25,537	—

Net income for discontinued operations	$32,986	$9,332

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Sales of metal from continuing operations in the year ended December 31, 2008 decreased by $23.8 million, or 12.2%, from the year ended December 31, 2007 to $170.9 million. The decrease in sales of metal was primarily due to a decrease in the quantity of gold ounces sold during 2008, partially offset by increased metal prices realized in 2008 compared to 2007. In 2008, the Company sold 9.6 million ounces of silver and 49,130 ounces of gold from continuing operations, compared to sales of 9.8 million ounces of silver and 94,284 ounces of gold in 2007. In the year ended December 31, 2008, the Company realized average silver and gold prices of $14.22 per ounce and $915 per ounce, respectively, compared with realized average prices of $13.53 per ounce and $700 per ounce, respectively, in the prior year.

Included in revenues is by-product metal sales consisting of gold. In 2008, by-product revenues totaled $41.0 million compared to $64.4 million in 2007. The decrease in by-product revenues is due to a decrease in the quantity of gold sold in 2008 partially offset by an increase in the realized prices of gold. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2008, the Company produced a total of 10.7 million ounces of silver and 46,115 ounces of gold compared to 9.8 million ounces of silver and 92,014 ounces of gold in 2007. The increase in silver production in 2008, as compared to 2007, was primarily due to the commencement of production activities at the San Bartolomé mine, offset by lower silver production from the Rochester, Cerro Bayo and Broken Hill mines.

Production costs applicable to sales from continuing operations for the year ended 2008 decreased by $7.2 million, or 6.3%, from the same period of 2007 to $106.6 million. The decrease in production costs applicable to sales for the year is primarily the result of $18.1 million lower production costs at the Rochester mine primarily due to the increase in estimated recoverable silver ounces contained in the heap inventory at the Rochester mine. Production costs also declined by $7.7 million primarily due to the temporary suspension of activities at Cerro Bayo due to uneconomical total production costs and a decision to conserve existing reserves and focus on exploration and development of new discoveries. These decreases were partially offset by a $17.7 million increase in operating costs due to commencement of operations at the San Bartolomé mine.

Depreciation and amortization increased in the year ended December 31, 2008 by $6.9 million, or 38.6%, over the prior year, primarily due to increased depreciation and depletion expense from the San Bartolomé mine which began operations at the end of June 2008.

Costs and Expenses

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

A total of $3.2 million of care and maintenance expenses were incurred at the Cerro Bayo Mine due to the temporary suspension of operating activities. No idle facility expenses were recorded during the year-ended 2007.

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

Gains (loss) on derivative instruments in the year ended December 31, 2008 increased by $1.8 million, compared with the year ended December 31, 2007. The increase was due to mark to market adjustments related to the gold lease facility, conversion option and warrant of the Senior Secured Floating Convertible Notes. There were no gains (loss) on derivative instruments recorded during 2007.

Interest expense, net of capitalized interest was $4.7 million in 2008 compared to $0.4 million in 2007. The increase in interest expense is related to the issuance of the Senior Secured Floating Rate Convertible Notes, 3 1/4% Convertible Senior Notes, Gold Lease Facility and other short term borrowing and capital lease obligations. Capitalized interest was $12.2 million in 2008 compared to $2.3 million in 2007.

Income Taxes

For the year ended December 31, 2008, the Company reported an income tax benefit of approximately $17.5 million compared to an income tax provision of $10.7 million in 2007. The following table summarizes the components of the Company’s income tax provision for the years ended 2008 and 2007.

	Years Ended December 31
	2008	2007

Current:
United States — Alternative minimum tax	$(644)	$(381)
United States — Foreign withholding tax	(1,498)	(904)
Argentina	(2,047)	(6,590)
Australia	(1,085)	(621)
Mexico	(623)	—
Bolivia	—	—
Canada	(34)	—
Deferred:
Argentina	(1,410)	172
Australia	1,115	(664)
Bolivia	(2,480)	—
Chile	113	(1,662)
Mexico	(27,753)	—
United States	53,846	—

Income tax benefit (provision)	$17,500	$(10,650)

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

Results of Discontinued Operations

Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to GAAP, Broken Hill has been reported in discontinued operations for the three years ended December 31, 2009. Income from discontinued operations, net of taxes, was $9.3 million during 2008 compared to $10.0 million during 2007.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Sales of metal	$18,591	$20,602
Production costs applicable to sales	(2,754)	(3,292)
Depreciation and depletion	(2,506)	(3,054)
Mining exploration	—	—
Other	—	—
Income tax expense	(3,999)	(4,277)

Income from discontinued operations	9,332	9,979
Gain on sale of net assets of discontinued operations	—	—

Net income for discontinued operations	9,332	9,979

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

The Company’s working capital at December 31, 2009 improved by $5.9 million to a deficit of approximately $2.6 million compared to a deficit working capital of approximately $8.5 million at December 31, 2008. The ratio of current assets to current liabilities was .99 to 1 at December 31, 2009 compared to .95 to 1 at December 31, 2008. Giving effect to the recent sale of the unsecured notes on February 5, 2010, the Company estimates its working capital to be approximately $97.0 million and its current ratio to be 1.52 to 1. See Note W — Subsequent Events for further discussion

Net cash provided by operating activities in 2009 was $64.5 million compared with net cash used by operating activities of $7.4 million in 2008 and net cash provided by operating activities of $40.1 million in 2007. Cash provided by operating activities consist of the following:

	Years Ended December 31,
(In thousands)	2009	2008	2007

Cash collected from customers	$311,085	$203,219	$220,055
Cash paid to suppliers, employees, etc.	(246,484)	(214,433)	(195,377)
Interest received	1,141	4,592	15,589
Interest paid for operations	(1,254)	(745)	(210)

Net cash provided by (used in) operating activities	$64,488	$(7,367)	$40,057

A total of $148.7 million was used in investing activities in 2009 compared to $326.2 million used in 2008. The decrease of $177.6 million is primarily due to lower capital investment activity at Kensington and San Bartolomé and the proceeds from the sale of our interest in the Broken Hill mine of $55 million, offset by higher investment activity at Palmarejo.

The Company’s financing activities provided $86.2 million of cash during 2009 compared to net cash provided by financing activities of $255.7 million in 2008. The decrease in net cash provided by financing activities was primarily due to the issuance of the Company’s 3 1/4% Convertible Senior Notes in the aggregate principal amount of $230 million which occurred on March 18, 2008, offset by the cash proceeds received in the first quarter of 2009, from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012, and proceeds from the gold production royalty. Cash and cash equivalents increased slightly in 2009 compared to a decrease of $77.9 million in 2008.

Liquidity

As of December 31, 2009, the Company’s cash, equivalents and short-term investments totaled $22.8 million. As of the date of this Form 10-K, the Company estimates its cash, equivalents and short-term investments to be $118.4 million (See Note W — Subsequent Events). During 2009, the Company received approximately $150.4 million of cash proceeds consisting of $20.4 million from the exercise of a warrant relating to the Senior Secured Floating Rate Convertible Notes due 2012, $75 million from the gold royalty stream transaction with Franco-Nevada Corporation and $55.0 million related to the sale of Broken Hill in July 2009. (See Note F to the consolidated financial statements, Discontinued Operations and Assets and Liabilities Held for Sale).

The Company believes that its liquidity and projected operating cashflows will be adequate to meet its obligations for at least the next twelve months. The Company plans to invest approximately $150 million in capital activities in 2010 to complete the construction of the Palmarejo and Kensington facilities/mines and for sustaining capital investments at its existing operations.

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

Acquisitions of Bolnisi and Palmarejo

On December 21, 2007, the Company completed its acquisition of all of the shares of Bolnisi Gold NL and Palmarejo Gold and Silver Corporation in exchange for a total of approximately 27.2 million shares of Coeur common stock, a total cash payment of approximately $1.1 million and the assumption of liabilities of $0.7 billion. Coeur issued 0.0682 shares of Coeur common stock (or, at the election of the Bolnisi shareholder, CHESS Depositary Interests representing Coeur shares) and A$0.004 in cash (or approximately US$1.0 million in the aggregate) for each Bolnisi ordinary share, and 0.2715 shares of Coeur common stock and C$0.004 in cash (or approximately US $0.1 million in the aggregate) for each Palmarejo common share.

Capitalized Expenditures

During 2009, capital expenditures totaled $219.1 million. The Company expended $162.8 million at the Palmarejo project, $42.1 million for construction and development activities at the Kensington project, $11.1 million for the development of the San Bartolomé project, $1.6 million at the Martha mine, $1.1 million at the Cerro Bayo Mine and $0.3 million at the Rochester Mine.

Gold Lease Facility

On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of December 31, 2009, the Company had 26,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next seven months on scheduled delivery dates. As of December 31, 2009 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $11.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet.

Debt and Capital Resources

Senior Secured Floating Rate Convertible Notes

As of December 31, 2009 and the date of this Form 10-K, there were no outstanding Senior Secured Floating Rate Convertible Notes.

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

As of December 31, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 had been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant had been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.

Interest and accretion on the notes, prior to their conversion in March 2009, was $0.9 million and $1.5 million, respectively.

3 1/4% Convertible Senior Notes

As of December 31, 2009, the outstanding balance of the 3 1/4% Convertible Senior Notes was $148.4 million or $125.3 million net of debt discount.

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

As of December 31, 2009, $81.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $148.4 million ($125.3 million net of debt discount).

The fair value of the notes outstanding, as determined by market transactions at December 31, 2009 and December 31, 2008, was $131.3 million and $74.5 million, respectively.

At December 31, 2008, the Company recorded $45.0 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount as described in Note D — Recently Adopted Accounting Standards.

At December 31, 2009 and 2008 interest was $5.9 million and $5.9 million, respectively, and accretion of the debt discount was $7.1 million and $6.7 million, respectively.

1 1/4% Convertible Senior Notes

As of December 31, 2009 the balance of the 1 1/4% Convertible Senior Notes was $22.2 million. As of the date of this Form 10-K, it was $2.5 million.

The remaining $2.5 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at February 25, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.

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

As of December 31, 2009, $157.8 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 10.4 million shares of the Company’s common stock. Since the year end, $19.7 million were repurchased in exchange for 1.1 million shares of common stock.

The fair value of the notes outstanding, as determined by market transactions on December 31, 2009 and December 31, 2008, was $22.8 million and $54.0 million, respectively.

Interest on the notes for the year ended December 31, 2009 was $1.5 million. Interest on the notes for the year ended December 31, 2008 was $2.3 million.

Franco Nevada Royalty Obligation

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

Kensington Term Facility

On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, Inc., a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter. After a twelve month grace period, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility will be secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.

As of December 31, 2009, the company has $15.5 million outstanding bearing interest at 5.2% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio (iv) debt service coverage ratio and; (v) maximum production cost. Events of default in the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse effect; (iii) loss of or failure to obtain applicable permits; or (iv) failure to achieve final completion date.

As a condition of the Kensington term facility with Credit Suisse — Zurich noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero — cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.

Senior Unsecured Notes

On February 5, 2010 the Company completed the sale of $100 million of Senior Unsecured Notes. In conjunction with the sale of the Notes, the Company also sold shares of its common stock valued at $3.75 million. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment due on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.50%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date.

Bank Loans

On November 27, 2009, the Company’s wholly owned Bolivia subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing interest at approximately 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011. During 2008, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.

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

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2009, 2008 and 2007, the Company capitalized interest of $22.8 million, $12.2 million and $2.3 million, respectively.

Cost Reduction Plan

In October 2008, Coeur implemented a cost reduction plan designed to reduce non-operating costs by $10 million annually. The results of these efforts were reflected in the Company’s 2009 results with non-operating costs of $9.1 million or 19.5% lower in 2009 than in 2008. The Company continues to identify and pursue opportunities to reduce non operating costs.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years

Long-term debt obligation:
Convertible debt(1)	$170,636	$—	$—	$—	$170,636
Interest on convertible debt	91,511	5,101	10,202	10,202	66,006
Kensington Term Facility(2)	15,464	—	7,410	7,732	322

	277,611	5,101	17,612	17,934	236,964

Capital lease obligations(3)	35,688	14,316	12,768	8,551	53
Operating lease obligations:
Hyak Mining Lease	8,201	1,854	508	508	5,331
Operating leases	1,722	689	689	344	—

	9,923	2,543	1,197	852	5,331
Other long-term obligations:
Reclamation and mine closure(4)	89,499	4,670	7,030	13,445	64,354
Lines of credit	5,609	3,123	2,486	—	—
Severance payments(5)	4,930	—	463	—	4,467
Gold Lease Facility(6)	28,506	28,506	—	—	—
Palmarejo Royalty Obligation(7)	293,009	38,033	73,064	80,749	101,164

	421,553	74,332	83,043	94,199	169,985

Total	$744,775	$96,292	$114,620	$121,530	$412,333

(1)	On March 18, 2008, the Company completed an offering of $230 million in aggregate principal amount of Convertible Senior Notes due 2028. The notes are unsecured and bear interest at a rate of 3 1/4% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company. Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. The notes provide for “net share settlement” of any conversions. Pursuant to this feature, upon conversion of the notes, the Company (1) will pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes, and (2) will settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election. The notes will be convertible under certain circumstances, at the holder’s option, at an initial conversion rate of 176.0254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share of common stock, subject to adjustment in certain circumstances.

The $180.0 million principal amount of 1 1/4% Convertible Senior Notes due 2024 outstanding at December 31, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company is required to make semi-annual interest payments. The Debentures are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The Debentures have no other funding requirements until maturity on January 15, 2024.

(2)	On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, Inc., a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company expects to begin drawing down the facility during the fourth quarter. After a twelve month grace period, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility will be secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.

(3)	The Company has entered into various capital lease agreements for commitments principally over the next year.

(4)	Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on table are undiscounted.

(5)	Severance amounts represent a termination benefit program at the Rochester mine as the mine approaches the end of mine life and accrued benefits for government mandated severance at the Cerro Bayo mine, Martha mine and San Bartolomé mine.

(6)	On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company.

(7)	On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. Amounts shown in table are undiscounted.

Environmental Compliance Expenditures

For the years ended December 31, 2009, 2008, and 2007, the Company expended $5.8 million, $8.1 million and $4.5 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities. In addition, the Company has incurred reclamation activities of $1.5 million, $3.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007. Such activities include monitoring, earth moving water treatment and re-vegetation activities.

The Company estimates that environmental compliance expenditures during 2010 will be approximately $7.3 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Adopted Accounting Standards

In May 2008, the FASB adopted new accounting standards related to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The new rules require that the liability and equity components of convertible debt instruments be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life using the effective interest method. The new accounting standards were adopted effective January 1, 2009 and have been applied retrospectively to all periods presented. The Company determined that the provisions of the new accounting standard were applicable to the 3 1/4% Convertible Senior Notes. The expected life for purposes of the allocation was deemed to be five years which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required to repurchase some or all of the holder’s notes in cash and/or shares at a repurchase price equal to 100% of the principal amount. See Note D — Recently Adopted Accounting Standards to the consolidated financial statements for further details.

The Accounting Standard Codification

In June 2009, the FASB issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is nonauthoritative. The new standard is effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Derivative Instruments

In March 2008, the FASB issued new accounting standards related to enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new accounting standards were adopted effective January 1, 2009 and were effective for the Company’s fiscal year, beginning January 1, 2009. See Note D — Recently Adopted Accounting Standards for the Company’s required disclosures.

Equity Linked Financial Instruments

In June 2008, the Emerging Issues Task Force, or EITF, reached a consensus which clarifies the accounting treatment of an instrument (or an embedded feature) that is indexed to an entity’s own stock, which would qualify as a scope exception under U.S. GAAP. The adoption of the consensus reached by the EITF was effective for the Company’s fiscal year beginning January 1, 2009. Upon adoption, the Company determined that the bifurcated embedded conversion option in its Senior Secured Floating Rate Convertible Notes was no longer a derivative that is required to be adjusted to fair value at the end of each period. The carrying amount of the liability of $21.6 million for the conversion option was reclassified to shareholders’ equity upon adoption.

Fair Value

On January 1, 2008, the Company adopted new accounting standards related to fair value measurements of financial assets and financial liabilities. The new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company already recorded marketable securities and derivative instruments at fair value. The adoption of the new standard had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.

Risk Factors; Forward-Looking Statements

For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under “Item 1A. Risk Factors” above. In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business” under the caption “Important Factors Relating to Forward-Looking Statements.”

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

The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing its exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company may also manage price risk through the purchase of put options.

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

At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.

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

During 2009 and the fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo mine and Martha mine, respectively.

At December 31, 2009, the Company had MXP foreign exchange contracts of $27.9 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.45 MXP to each U.S. dollar and had a fair value of $1.3 million at December 31, 2009. The Company recorded unrealized gains of $1.3 million, $3.5 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is reflected in the gain (loss) on derivatives. The Company recorded realized gains (losses) of $1.5 million, $(0.6) million and $0.4 million in production costs applicable to sales during the years ended December 31, 2009, 2008 and 2007, respectively. There were no ARS peso foreign exchange contracts outstanding as of December 31, 2009.

On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of December 31, 2009, the Company had 26,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next seven months on scheduled delivery dates. As of December 31, 2009 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $11.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, and it is recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 5.7% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $28.5 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2009 was $29.1 million. A credit risk adjustment of $0.6 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $28.5 million. During the years ended December 31, 2009 and 2008, mark-to market adjustments for the gold lease facility amounted to a loss of a $6.3 million and a gain of $1.2 million, respectively.

During the twelve months ended, December 31, 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At December 31, 2009, the Company held put options allowing it to deliver 5.4 million ounces of silver at a weighted average strike price of $9.21 per ounce. The contracts will expire over the next nine months.

At December 31, 2009, the Company also had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of December 31, 2009 the fair market value of these contracts was a net liability of $0.8 million.

On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounces of gold minimum is considered an embedded derivative financial instrument under U.S. GAAP. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at December 31, 2009 was a liability of $78.0 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $6.3 million at December 31, 2009. These derivative instruments are recorded in prepaid expenses and other or accrued liabilities and other on the balance sheet and adjusted to fair value through current earnings. During the twelve months ended December 31, 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $78.0 million and a gain of $3.3 million, respectively. During 2009, realized losses on settlement of the liabilities were $3.5 million. At December 31, 2009 the Company had a minimum quantity of 369,387 ounces of gold outstanding, which had a fair value of $162.8 million. For each one dollar change in gold price, the undiscounted derivative would vary (plus or minus) by approximately $0.4 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements required hereunder and contained herein are listed under “Item 15. Exhibits, Financial Statement Schedules” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO, and its report dated February 25, 2010, which is included in this Form 10-K immediately preceding the Company’s audited financial statements, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

Pursuant to General Instruction G (3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report”. Information regarding our executive officers is set forth under “Item 4A. Executive Officers of the Registrant”.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2009 Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year End,” “2009 Option Exercises and Stock Vested,” “Pension Benefits and Non-Qualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding the Company’s equity compensation plans.

Number of shares remaining
	Number of shares to be			available for future issuance
	issued upon exercise of	Weighted-average exercise		under equity compensation
	outstanding options,	price of outstanding options,		plans (excluding securities
Plan category	warrants and rights	warrants and rights		reflected in column(a)
	(a)	(b)		(c)

Equity compensation plans approved by security holders	392,678	23.48	(1)	175,785
Equity compensation plans not approved by security holders	—	—		—

Total	392,678	23.48		175,785

(1)	Amounts include 136,398 performance shares which are issued at the end of the three year service period if certain market conditions are met and the recipient remains and employee of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Certain Related Person Transactions” and “Committees of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Shareholders, or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in “Item 8. Financial Statements and Supplementary Data”.

Consolidated Balance Sheets — December 31, 2009 and 2008.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(b) Exhibits: The following listed documents are filed as Exhibits to this report:

3(a)	—	Certificate of Designation, Preferences and Rights of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999 (Incorporated herein by reference to Exhibit 3.C of the Registrant’s Annual Report on Form 10-K (SEC file number 001-08641) for the year ended December 31, 2002).
3(b)	—	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(G) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
3(d)	—	Restated and Amended Articles of Incorporation of the Registrant, dated May 26, 2009.
3(e)	—	Bylaws of the Registrant, as amended effective July 16, 2007 (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
4(a)	—	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

4(b)	—	Indenture dated as of January 13, 2004, by and between the Registrant and the Bank of New York relating to the Registrant’s 1 1/4% Convertible Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC file number 001-08641) dated January 15, 2004).
4(c)	—	Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3 1/4% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2008).
4(d)	—	First Supplemental Indenture dated as of March 18, 2008 to Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3 1/4% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2008).
4(e)	—	Indenture dated as of October 20, 2008, by and between the Registrant and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(f)	—	First Supplemental Indenture and Security Agreement dated as of October 20, 2008, among the Registrant, Coeur Rochester, Inc. and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(g)	—	Senior Secured Floating Rate Convertible Note due 2012, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(h)	—	Warrant to Purchase Senior Secured Floating Rate Convertible Notes due 2012 of Coeur d’Alene Mines Corporation, dated October 20, 2008 (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated October 22, 2008).
4(i)	—	Agreement and Consent, dated as of January 12, 2009, by and among the Registrant, JMB Capital Partners Master Fund, L.P. and Lonestar Partners LP (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 12, 2009).
4(j)	—	Amendment No. 2, dated as of January 12, 2009, between the Registrant and The Bank of New York Mellon to the First Supplemental Indenture and Security Agreement, dated as of October 20, 2008, among the Registrant, Coeur Rochester, Inc., and The Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 12, 2009).
4(k)	—	Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of February 5, 2010 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2010).
4(l)	—	First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of February 5, 2010 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2010).
4(m)	—	Form of Senior Term Note due December 31, 2012, dated February 5, 2010 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2010).
10(a)	—	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K (SEC file number 001-08641) for the year ended December 31, 1994).*
10(b)	—	2003 Long-Term Incentive Plan of the Registrant. As amended for the Registrant’s reverse stock split as of May 26, 2009.*
10(c)	—	Amended and Restated 2005 Non-Employee Directors’ Equity Incentive Plan, as amended for the Registrant’s reverse stock split.*
10(d)	—	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10(e)	—	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10(f)	—	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*

10(g)	—	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*
10(h)	—	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 18, 2005).*
10(i)	—	Form of Performance Share Award Agreement,.*
10(j)	—	Form of Performance Unit Award Agreement.*
10(k)	—	Form of Cash Settled restricted Stock Unit Award Agreement,*
10(l)	—	Form of Cash-Settled Stock Appreciation Rights Award Agreement,*
10(m)	—	Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10(n)	—	Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Incorporated herein by reference to Exhibit 10(cc) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10(o)	—	Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2009).*
10(p)	—	Deed of Termination, dated July 15, 2009, of the Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10(q)	—	Term Facility Agreement dated October 27, 2009 by and among Coeur Alaska Inc. and the financial institutions listed in schedule I thereto (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2009).
10(r)	—	Guarantee and Indemnity Agreement dated October 27, 2009 between the Registrant and Credit Suisse, as Security Agent (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 2, 2009).
10(s)	—	Capital Expenditure and Cost Overrun Guarantee and Indemnity Agreement dated October 27, 2009 among the Registrant, Coeur Alaska Inc. as Borrower and Credit Suisse, as Security Agent (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 2, 2009).
10(t)	—	Securities Purchase Agreement among the Company, Sonoma Capital Offshore, Ltd., Sonoma Capital, L.P., Manchester Securities Corp, JGB Capital L.P., JGB Capital Offshore Ltd. and SAMC LLC, dated as of February 5, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2010).
10(u)	—	Employment Agreement and Change in Control Agreement, effective October 15, 2005, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10(v)	—	First Amendment to Employment Agreement, dated July 31, 2006, between the Registrant and James K. Duff. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10(w)	—	Second Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(x)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(y)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*

10(z)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Alan L. Wilder. (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed January 7, 2009).*
10(aa)	—	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Richard Weston.*
12	—	Computation of Ratio of Earnings to Fixed Charges (Filed herewith).
21	—	List of subsidiaries of the Registrant (Filed herewith).
23	—	Consent of KPMG LLP (Filed herewith).
31.1	—	Certification of the CEO (Filed herewith).
31.2	—	Certification of the CFO (Filed herewith).
32.1	—	CEO Section 1350 Certification (Filed herewith).
32.2	—	CFO Section 1350 Certification (Filed herewith).

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
(Registrant)

Date: February 25, 2010	By:	/s/ Dennis E. Wheeler Dennis E. Wheeler(Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler Dennis E. Wheeler	Chairman, President, Chief Executive Officer and Director	February 25, 2010

/s/ Mitchell J. Krebs Mitchell J. Krebs	Senior Vice President and Chief Financial Officer	February 25, 2010

/s/ Tom T. Angelos Tom T. Angelos	Senior Vice President and Chief Accounting Officer	February 25, 2010

/s/ James J. Curran James J. Curran	Director	February 25, 2010

/s/ Sebastian Edwards Sebastian Edwards	Director	February 25, 2010

/s/ Andrew D. Lundquist Andrew D. Lundquist	Director	February 25, 2010

/s/ Robert E. Mellor Robert E. Mellor	Director	February 25, 2010

/s/ John H. Robinson John H. Robinson	Director	February 25, 2010

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director	February 25, 2010

/s/ Michael Bogert Michael Bogert	Director	February 25, 2010

/s/ Timothy R. Winterer Timothy R. Winterer	Director	February 25, 2010

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009
COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As described in Note D to the consolidated financial statements, the Company changed its method of accounting for embedded conversion options settleable in cash related to convertible debt instruments, and its method of accounting for embedded conversion options indexed to the Company’s own stock related to convertible debt instruments, due to adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 25, 2010

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,782	$20,760
Short-term investments (Note H)	—	7,881
Receivables	58,981	53,187
Ore on leach pad (Note C )	9,641	9,193
Metal and other inventory (Note H)	67,712	34,846
Deferred tax assets (Note M)	—	240
Prepaid expenses and other	26,920	26,344

	186,036	152,451
NON-CURRENT ASSETS
Property, plant and equipment (Note I)	539,037	486,130
Mining properties (Note J)	2,240,056	2,191,922
Ore on leach pad, non-current portion (Note C)	14,391	20,998
Restricted assets	26,546	23,110
Receivables, non current	37,534	34,139
Debt issuance costs, net	3,544	10,253
Deferred tax assets (Note M)	2,355	4,666
Other	4,536	4,452

TOTAL ASSETS	$3,054,035	$2,928,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$77,003	$66,300
Accrued liabilities and other	33,517	64,673
Accrued income taxes	11,783	927
Accrued payroll and related benefits	9,815	8,106
Accrued interest payable	1,744	4,446
Current portion of capital leases and other short-term obligations	15,403	14,608
Current portion of royalty obligation (Note K and Q)	34,672	—
Current portion of reclamation and mine closure (Note L)	4,671	1,924

	188,608	160,984
NON-CURRENT LIABILITIES
Long-term debt (Note K)	185,397	383,668
Non-current portion of royalty obligation (Note K and Q)	128,107	—
Reclamation and mine closure (Note L)	35,241	34,093
Deferred income taxes (Note M)	516,678	557,449
Other long-term liabilities	6,799	6,015

	872,222	981,225
COMMITMENTS AND CONTINGENCIES
(See Notes K, L, O, Q, R, S, and U)
SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 80,310,347 issued at December 31, 2009 and 56,779,909 shares issued at December 31, 2008	803	568
Additional paid-in capital	2,444,262	2,218,487
Accumulated deficit	(451,865)	(419,958)
Shares held in treasury, at cost (none at December 31, 2009 and 105,921 at December 31, 2008)	—	(13,190)
Accumulated other comprehensive income (loss)	5	5

	1,993,205	1,785,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,054,035	$2,928,121

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Sales of metal	$300,618	$170,874	$194,717
Production costs applicable to sales	(191,105)	(106,582)	(113,733)
Depreciation and depletion	(85,570)	(24,856)	(17,930)

Gross profit	23,943	39,436	63,054
COSTS AND EXPENSES
Administrative and general	22,097	25,846	23,875
Exploration	15,209	20,531	11,941
Care and maintenance and other	11,801	3,155	—
Pre-development	97	16,950	—
Litigation settlements	—	—	507

Total cost and expenses	49,204	66,482	36,323

OPERATING INCOME (LOSS)	(25,261)	(27,046)	26,731
OTHER INCOME AND EXPENSE
Gain on debt extinguishments	31,988	—	—
Gain (loss) on derivatives, net	(82,687)	1,756	—
Interest and other income	3,248	2,557	18,195
Interest expense, net of capitalized interest	(18,102)	(4,726)	(365)

Total other income and expense	(65,553)	(413)	17,830

Income (loss) from continuing operations before income taxes	(90,814)	(27,459)	44,561
Income tax benefit (provision)	25,921	17,500	(10,650)

Income (loss) from continuing operations	(64,893)	(9,959)	33,911
Income from discontinued operations, net of income taxes	7,449	9,332	9,979
Gain on sale of net assets of discontinued operations, net of income taxes	25,537	—	—

NET INCOME (LOSS)	(31,907)	(627)	43,890
Other comprehensive income (loss)	—	(634)	86

COMPREHENSIVE INCOME (LOSS)	$(31,907)	$(1,261)	$43,976

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income per share:
Income (loss) from continuing operations	$(0.91)	$(0.18)	$1.19
Income from discontinued operations	0.46	0.17	0.35

Net income (loss)	$(0.45)	$(0.01)	$1.54

Diluted income per share:
Income (loss) from continuing operations	$(0.91)	$(0.18)	$1.10
Income from discontinued operations	0.46	0.17	0.32

Net income (loss)	$(0.45)	$(0.01)	$1.42

Weighted average number of shares of common stock
Basic	71,565	55,073	28,597
Diluted	71,565	55,073	31,052

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

						Accumulated
	Common				Shares	Other
	Stock	Common	Additional		Held in	Comprehensive
	Shares	Stock	Paid-In Capital	Accumulated Deficit	Treasury	Income (Loss)	Total

Balances at January 1, 2007 as adjusted	27,905	$279	$1,056,573	$(463,221)	$(13,190)	$553	$580,994
Net income	—	—	—	43,890	—	—	43,890
Unrealized gain on short-term investments and marketable securities	—	—	—	—	—	103	103
Issuance of common stock in Bolnisi/Palmarejo merger	27,197	272	1,097,758	—	—	—	1,098,030
Common stock issued under long-term incentive plans, net	49	1	4,366	—	—	—	4,367
Other	—	—	—	—	—	(17)	(17)

Balances at December 31, 2007	55,151	$552	$2,158,697	$(419,331)	$(13,190)	$639	$1,727,367
Net loss	—	—	—	(627)	—	—	(627)
Effect of change in accounting for convertible debt instrument	—	—	49,841	—	—	—	49,841
Conversions of Senior Secured Floating Rate Convertible Notes to common stock	1,591	16	7,115	—	—	—	7,131
Unrealized gain on short-term investments and marketable securities, net	—	—	—	—	—	(716)	(716)
Common stock issued under long-term incentive plans, net	38	—	2,834	—	—	—	2,834
Other	—	—	—	—	—	82	82

Balances at December 31, 2008	56,780	$568	$2,218,487	$(419,958)	$(13,190)	$5	$1,785,912
Net loss	—	—	—	(31,907)	—	—	(31,907)
Reclassification of liability for embedded conversion option upon adoption of new accounting standard (See Note D)	—	—	21,566	—	—	—	21,566
Fractional shares purchased related to reverse stock split	(1)	—	(36)	—	—	—	(36)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	8,666	87	27,670	—	—	—	27,757
Common stock issued to extinguish debt	14,866	148	187,597	—	—	—	187,745
Retirement of treasury shares	(106)	(1)	(13,189)	—	13,190	—	—
Unrealized loss on hedging	—	—	—	—	—	—	—
Common stock issued under long-term incentive plans, net	105	1	2,167	—	—	—	2,168

Balances at December 31, 2009	80,310	$803	$2,444,262	$(451,865)	$—	$5	$1,993,205

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31,907)	$(627)	$43,890
Add (deduct) non-cash items:
Depreciation and depletion	87,140	27,362	20,984
Amortization of debt discount and debt issuance costs	15,573	2,064	303
Deferred income taxes	(38,220)	(23,165)	2,154
Gain on debt extinguishment	(31,988)	—	—
Loss (gain) on derivatives, net	81,339	1,888	(1,462)
Loss (gain) on foreign currency transactions	546	2,216	(433)
Share-based compensation	4,876	2,692	3,448
Loss on sale of asset backed securities	600	2,600	—
Loss (gain) on asset retirement obligation	1,181	(3,169)	(871)
Gain on sales of assets	(31,988)	(632)	(1,947)
Environmental remediation	5,040	—	—
Other non-cash charges	—	413	610
Changes in operating assets and liabilities:
Receivables and other current assets	(10,592)	(19,414)	(24,021)
Prepaid expenses and other	(3,728)	476	(4,065)
Inventories	(26,804)	4,799	13,172
Accounts payable and accrued liabilities	43,420	(4,870)	(11,705)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	64,488	(7,367)	40,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(18,564)	(336,350)	(167,346)
Proceeds from sales of investments	33,083	375,047	183,121
Capital expenditures	(219,095)	(365,019)	(216,978)
Merger related costs	—	—	(13,727)
Proceeds from sales of assets	57,364	133	3,270
Other	(1,460)	(47)	187

CASH USED IN INVESTING ACTIVITIES	(148,672)	(326,236)	(211,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of gold production royalty	75,000	—	—
Payments on gold production royalty	(15,762)	—	—
Proceeds from issuance of convertible notes	20,368	270,737	—
Proceeds from bank borrowings	20,436	26,658	1,698
Repayment of credit facility, long-term debt and capital leases	(26,187)	(32,262)	(1,360)
Proceeds from sale-leaseback transactions	12,511	—	—
Payments of common stock and debt issuance costs	—	(9,105)	(726)
Other	(160)	(336)	(197)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	86,206	255,692	(585)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,022	(77,911)	(172,001)
Cash and cash equivalents at beginning of year	20,760	98,671	270,672

Cash and cash equivalents at end of year	$22,782	$20,760	$98,671

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise specified)

NOTE A —	NATURE OF OPERATIONS

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

NOTE B —	BASIS OF PRESENTATION

These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP). In 2009, we revised the 2008 financial statements to reflect the retrospective adoption of “Convertible Debt Instruments That May Be Settled in Cash upon Conversion”, which requires an allocation of convertible debt proceeds between the liability component and the equity component (See Note D).

Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash. Consequently, for all of the periods presented, income from Broken Hill has been presented within discontinued operations in the consolidated statements of operations.

In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split as described in Note N. To ensure comparability of financial information, all common stock information (including information related to options to purchase shares, restricted stock, restricted units, performance shares and performance units under the Company’s share-based compensation plans as described in Note O) and all “per share” information related to common stock in the consolidated financial statements have been restated to reflect the 1-for-10 reverse stock split. In addition, in May 2009 the Company’s stockholders approved a change in the par value from $1.00 per share to $0.01 per share. As a result, for all periods presented, the carrying value of the common stock was reduced and a corresponding adjustment was recorded within additional paid-in capital.

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

Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the consolidated balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third-party smelting and refining costs of $8.3 million, $7.5 million and $6.4 million in 2009, 2008 and 2007, respectively, are recorded as a reduction of revenue.

At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million, including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $22,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,000.

Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States and Argentina with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

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

The Company reported ore on the leach pads of $24.0 million as of December 31, 2009. Of this amount, $9.6 million is reported as a current asset and $14.4 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the third quarter of 2008, the Company increased its estimated silver ounces contained in the heap inventory by approximately 5.4 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated silver recoveries anticipated over the remainder of the residual leaching phase. In the year ended December 31, 2009, there were no changes in estimated recoveries related to gold contained in the heap. The Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.

Metal and Other Inventory: Inventories include concentrate ore, dorè, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there is work in process inventories at the Endeavor mine, such amounts are carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and dorè inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

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

Drilling and related costs of approximately $3.7 million and $3.1 million, respectively, at December 31, 2009 and December 31, 2008, met the criteria for capitalization listed above at our properties that are in the development and production stages.

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

Mineral Interests: Significant payments related to the acquisition of land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interests in the Endeavor mine using the units of production method.

Asset Impairment: Management reviews and tests its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

undiscounted basis are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and required capital investment, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the discounted cash flows are not in excess of the carrying value of the asset, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of ore reserves or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

As of December 31, 2009, suspension of mining operations above the 4,400 meter level at the San Bartolomé mine, declining ore reserves at the Martha mine and continued care and maintenance at the Cerro Bayo mine prompted an impairment review of the carrying value of these mines. The review determined that there were no impairments for the San Bartolome, Cerro Bayo, and Martha mines. At the San Bartolome mine, the Company utilized a probability weighted discounted cash flow analysis which evaluated the Company continuing to mine above the 4,400 meter level or is being restricted from mining above the 4,400 meter level. At the Cerro Bayo and Martha mines, the Company used a probability weighted analysis of various cash flow scenarios which assumes that the Company either continues ownership of or sells the asset group. The estimates of future cash costs of production and capital expenditures are based on the life of mine plans for each reporting unit. The Company used estimated average silver and gold prices of $16.16 and $1,028 per ounce, respectively, which is based on the year-end spot prices, trailing twelve quarter average and long-term silver and gold price forecasts prepared by analysts.

Restricted Cash and Cash Equivalents: The Company, under the terms of its lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institution or agency. At December 31, 2009 and December 31, 2008, the Company held certificates of deposit and cash under these agreements of $26.5 million and $23.1 million, respectively, restricted for this purpose. The ultimate timing for the release of the collateralized amounts is primarily dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, as of December 31, 2009 and December 31, 2008, the Company held certificates of deposit totaling $2.3 and $5.5 million, respectively, that were pledged to support letters of credit to Mitsubishi International. This amount is included in prepaids and other.

Reclamation and Remediation Costs: The Company recognizes obligations for the retirement of tangible long-lived assets and other associated asset retirement costs. These legal obligations are associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation,

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income (loss).

Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Appropriate accounting recognition for changes in the fair value of derivatives held is dependent on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

Fair Value: Effective January 1, 2008, the Company adopted new accounting standards related to Fair Value Measurements with respect to its financial assets and liabilities only. The new standard defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurement. Refer to Note E for further details regarding the Company’s assets and liabilities measured at fair value.

Stock-based Compensation Plans: The Company estimates the fair value of each stock option award using the Black-Scholes option valuation model. The Company estimates the fair value of performance share grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock based awards using historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2009.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income (loss) include the following:

	2009	2008	2007

Net income (loss)	$(31,907)	$(627)	$43,890
Unrealized income (loss) on marketable securities	—	(716)	103
Change in fair value of cash flow hedges, net of settlements	—	—	—
Other	—	82	(17)

Comprehensive income (loss)	$(31,907)	$(1,261)	$43,976

Net Income Per Share: Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and Convertible Senior Notes outstanding as of December 31, 2009, 2008 and 2007 are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands except for EPS)

Basic EPS
Income loss from continuing operations	$(64,893)	71,565	$(0.91)	$(9,959)	55,073	$(0.18)	$33,911	28,597	$1.18
Income from discontinued operations	32,986	71,565	0.46	9,332	55,073	0.17	9,979	28,597	.35

Income loss	$(31,907)	71,565	$(0.45)	$(627)	55,073	$(0.01)	$43,890	28,597	$1.53
Effect of Dilutive Securities
Equity awards	—	—		—	—		—	87
Convertible notes	—	—	—	—	—	—	297	2,368

Diluted EPS
Net loss from continuing operations	$(64,893)	71,565	(0.91)	$(9,959)	55,073	(0.18)	$34,208	31,052	1.10
Net income from discontinued operations	32,986	71,565	0.46	9,332	55,073	0.17	9,979	31,052	.32

Income (loss)	$(31,907)	71,565	$(0.45)	$(627)	55,073	$(0.01)	$44,187	31,052	$1.42

For the years ended 2009, 2008 and 2007, common shares attributed to outstanding options, performance shares and non-vested shares of 666,568, 144,037 and 53,111 respectively, at prices between $7.40 to $70.90, $32.40 to $70.90 and $48.10 to $89.40, respectively, were not included in the computation of diluted EPS because their effect was anti-dilutive. The options, which expire between 2010 to 2019, are outstanding at December 31, 2009. Potentially dilutive shares of 1,514,460 and 2,368,421 attributed to the 1 1/4% Convertible Senior Notes have been excluded from the earnings per share calculation for the years ended December 31, 2009 and 2008 as their effect was anti-dilutive. The 3 1/4% Convertible Senior Notes were not included in the computation of diluted EPS for 2009 and 2008 because there is no excess value upon conversion over the principal amount of the Notes.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Supplemental Cash Flow Information: The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended (in thousands):

Non-cash financing and investing activities:	2009	2008	2007

Capital expenditures(1)	$(22,501)	$15,287	$9,216
Capital lease obligations	20,421	(938)	1,477
Non-cash capitalized interest	6,765	6,477	—
Non-cash interest paid with stock	2,177	—	—

Other cash flow information:

Interest paid	12,809	9,361	2,283
Capitalized interest	22,839	12,247	2,250
Income taxes paid	8,963	13,071	11,994

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.

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

Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify $75.0 million from operational mining properties to property, plant and equipment including accumulated depreciation related to the tailings facility at the San Bartolomé mine and to reclassify $52.1 million from non-producing development properties to operational properties related to the commencement of commercial production at the Palmarejo mine.

NOTE D —	RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2008, the FASB adopted new accounting standards related to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The new rules require that the liability and equity components of convertible debt instruments be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life using the effective interest method. The new accounting standards were adopted effective January 1, 2009 and have been applied retrospectively to all periods presented. The Company determined that the provisions of the new accounting standard were applicable to the 3 1/4% Convertible Senior Notes. The expected life for purposes of the allocation was deemed to be five years, which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

to repurchase some or all of the holder’s notes in cash and/or shares at a repurchase price equal to 100% of the principal amount.

The Company has recorded the following balances in the consolidated balance sheet related to the 3 1/4% Convertible Senior Notes reflecting the recently adopted accounting standard:

	As of December 31,
	2009	2008

Principal amount of the notes	$148,404	$230,000
Unamortized debt discount	(23,081)	(44,999)

Net carrying value	$125,323	$185,001

The following table reflects the impact of adopting the new accounting standard in the consolidated balance sheet and footnote disclosures as of December 31, 2008:

	As Previously	Effect of
	Reported	Adopting New	As Revised
	December 31,	Accounting	December 31,
	2008	Standard	2008

Operational mining properties	$269,155	$1,551	$270,706
Accumulated depletion	(131,524)	(32)	(131,556)
Non producing development properties	299,846	4,927	304,773
Debt issuance costs, net	12,476	(2,223)	10,253
3 1/4% Convertible Senior Notes due 2028	230,000	(44,999)	185,001
Additional paid-in capital	2,168,646	49,841	2,218,487
Accumulated deficit	(419,339)	(619)	(419,958)

The new accounting standard required retrospective application to all periods presented. As a result of adopting the new accounting standard, the effective interest rate of 3 1/4% on the Notes increased by approximately 5.7% to 8.9% because of non-cash amortization of debt discount over the expected life of the notes. Earnings per share decreased by $0.01 for the twelve months ended December 31, 2008. Cash flows from operations were not affected by the adoption of the new accounting standards.

Following the adoption, the Company will amortize $51.7 million of debt discount over the remaining period ending on the initial put option date of March 15, 2013. As of December 31, 2009 the outstanding debt discount amounted to $23.1 million. For the twelve months ended December 31, 2009, the Company recorded $5.9 million in interest expense for the contractual interest rate and accretion of $7.1 million of the debt discount.

Equity Linked Financial Instruments

In June 2008, the Emerging Issues Task Force, or EITF, reached a consensus which clarifies the accounting treatment of an instrument (or an embedded feature) that is indexed to an entity’s own stock, which would qualify as a scope exception under U.S. GAAP. The adoption of the consensus reached by the EITF was effective for the Company’s fiscal year beginning January 1, 2009. Upon adoption, the Company determined that the bifurcated embedded conversion option in its Senior Secured Floating Rate Convertible Notes was no longer a derivative that is required to be adjusted to fair value at the end of each period. The carrying amount of the liability of $21.6 million for the conversion option was reclassified to shareholders’ equity upon adoption.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Derivative Instruments

In March 2008, the FASB issued new accounting standards related to enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new accounting standards were adopted effective January 1, 2009 and were effective for the Company’s fiscal year, beginning January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, result of operations or cash flows.

Subsequent Events

In May 2009, the FASB issued new accounting standards that established accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard sets forth (i) a period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions for possible recognition or disclosure in financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of the new accounting standards for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

The Accounting Standards Codification

In June 2009, the FASB issued its accounting standards codification. The codification is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards. All accounting literature that is not in the Codification, not issued by the SEC and not otherwise grandfathered is non-authoritative. The new standard was effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE E —	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted a new accounting standard related to fair value measurements of financial assets and financial liabilities. The new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The new standard established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Restricted investments	$5,440	$—	$5,440	$—
Other derivative instruments, net	1,379	—	1,379	—
Franco-Nevada warrant	6,339	—	6,339	—
Put and call options	121	—	121	—

	$13,279	$—	$13,279	$—

Liabilities:
Gold lease facility	$28,506	$—	$28,506	$—
Royalty obligation embedded derivative	78,013	—	78,013	—
Put and call options	964	—	964	—

	$107,483	$—	$107,483	$—

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$8	$8	$—	$—
Marketable debt securities	7,882	—	7,882	—
Short-term certificates of deposit	8,525	—	8,525	—
Restricted investments	2,031	—	2,031	—
Asset-backed commercial paper	1,772	—	—	1,772
Other derivative instruments, net	2,359	—	2,359	—

	$22,577	$8	$20,797	$1,772

Liabilities:
Gold lease facility	$18,806	$—	$18,806	$—
Warrant on floating rate convertible notes	15,277	—	—	15,277
Senior secured floating rate note conversion option	21,566	—	—	21,566

	$55,649	$—	$18,806	$36,843

The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s short-term certificates of deposit, restricted investments, marketable debt securities, Franco-Nevada warrant and other derivative instruments, net are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.

The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts, royalty obligation embedded derivative, put and call options and gold lease facility are valued using quoted market

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.

The warrant and conversion option on the floating rate convertible notes and asset-backed commercial paper fall within Level 3 of the fair value hierarchy because there are no observable market quotes. For these instruments, management uses significant other observable inputs adjusted for various factors within valuation models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlation of such inputs. The Company estimated the fair value of the warrant on the floating rate convertible notes using a Monte Carlo simulation model including expected terms, LIBOR volatilities and correlation of such inputs.

The table below sets forth a summary in fair value of the Company’s Level 3 financial assets and liabilities for the twelve months ended December 31, 2009 (in thousands):

	Warrant and
	Conversion Option	Asset
	to Purchase	Backed
	Floating rate	Commercial
	Convertible Notes	Paper	Total

Balance at beginning of period	$36,843	$1,772	$38,615
Additions (deletions)	(30,286)	(1,395)	(38,238)
Unrealized (loss) gain	(6,857)	223	223
Realized loss	—	(600)	(600)

Balance at end of period	$—	$—	$—

NOTE F —	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized an after tax gain on the sale of approximately $25.5 million, net of income taxes. Coeur originally purchased this interest from Perilya Broken Hill, Ltd. in September 2005 for $36.9 million. This transaction closed on July 30, 2009.

The following table details selected financial information included in the income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Sales of metal	$10,435	$18,591	$20,602
Production costs applicable to sales	(1,652)	(2,754)	(3,292)
Depreciation and depletion	(1,570)	(2,506)	(3,054)
Mining exploration	—	—	—
Other	—	—	—
Income tax benefit (expense)	236	(3,999)	(4,277)

Income from discontinued operations	7,449	9,332	9,979
Gain on sale of net assets of discontinued operations, net of tax of $6.5 million	25,537	—	—

Net income from discontinued operations	$32,986	$9,332	$9,979

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE G —	INVESTMENTS AND OTHER MARKETABLE SECURITIES

As of December 31, 2009, there were no short-term investments on hand. As of December 31, 2008, the Company classified its investment securities as available-for-sale securities. These securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The following is a summary of available-for-sale securities as of December 31, 2008, (in thousands):

	Available-For-Sale Securities
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

U.S. Corporate	$—	$—	$—	$—
U.S. Government	7,881	—	—	7,881

Total current available for sale securities	7,881	—	—	7,881
Asset-Backed Commercial Paper	1,772	—	—	1,772
Equity securities	9	(1)	—	8

	$9,662	$(1)	$—	$9,661

During 2008 gross realized gains and losses were based on a carrying value (cost, net of discount or premium) of short-term investments sold or adjusted for other than temporary decline in market value. Short-term investments mature at various dates. There were $0.6 million of realized gains and $2.6 million of realized losses in 2008.

The Company acquired certain asset-backed securities in connection with the Bolnisi and Palmarejo acquisition. Palmarejo had investments in non-bank sponsored ABCP, of which $6.3 million was invested in Apsley Trust Class A and $0.5 million in Aurora Trust Class E. Based on the Company’s assessment of the fair value of its investments in ABCP as of December 31, 2008, the Company recorded an additional adjustment of $2.6 million to reduce the carrying value of the investment during the year ended December 31, 2008. The total fair value of the ABCP investments was estimated to be $1.8 million at December 31, 2008. During 2009, the Company sold the remaining balance of the ABCP securities and recorded a realized loss of $0.6 million.

NOTE H —	METAL AND OTHER INVENTORY

Inventories consist of the following (in thousands):

	December 31,
	2009	2008

Concentrate and dorè inventory	$39,487	$19,826
Supplies	28,225	15,020

Metal and other inventory	$67,712	$34,846

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE I —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	Years Ended December 31,
	2009	2008

Land	$1,133	$1,133
Building improvements	384,107	384,663
Machinery and equipment	227,524	151,658
Capitalized leases for machinery and equipment and buildings	55,652	37,566

	668,416	575,020
Accumulated depreciation	(129,379)	(88,890)

	$539,037	$486,130

The Company’s capital expenditures, excluding the acquisitions of Bolnisi and Palmarejo, were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Rochester	$310	$635	$1,647
Cerro Bayo	1,077	8,233	11,330
Martha	1,575	4,503	16,444
San Bartolomé	4,805	108,723	100,169
Kensington	48,029	40,858	92,337
Palmarejo	140,601	190,344	—
Endeavor	—	26,513	2,112
Other	196	497	1,942

Net asset additions	$196,593	$380,306	$225,981

Discontinued Operations — Broken Hill	—	—	213

At December 31, 2009, 2008 and 2007, approximately $13.9 million, $37.3 million and $22.1 million, respectively, of invoices for capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Minimum future lease payments under capital and operating leases at December 31, 2009 are as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2010	$14,316	$689
2011	12,768	689
2012	8,551	344
2013	53	—
Thereafter	—	—

Total minimum payments due	35,688	$1,722

Less: Amount representing interest	3,516

Present value of net minimum lease payments	32,172
Less: Current maturities	12,281

Non-current portion	$19,891

The Company has entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income under these agreements was $5.7 million, $2.5 million and $1.7 million for 2009, 2008, 2007, respectively.

NOTE J —	MINING PROPERTIES

	San
December 31, 2009	Bartolomé	Martha	Cerro Bayo	Palmarejo(A)	Rochester	Endeavor	Kensington	Other	Total

Operational mining properties:	$67,327	$10,000	$43,554	$113,167	$97,435	$—	$—	$—	$331,483
Accumulated depletion	(5,793)	(8,968)	(25,679)	(7,232)	(97,435)	—	—	—	(145,107)

	61,534	1,032	17,875	105,935	—	—	—	—	186,376
Mineral interest(B)	26,642	—	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(2,284)	—	—	(24,171)	—	(4,897)	—	—	(31,352)

	24,358	—	—	1,633,017	—	39,136	—	—	1,696,511
Non-producing and development properties	—	—	—	—	—	—	357,027	142	357,169

Total mining properties	$85,892	$1,032	$17,875	$1,738,952	$—	$39,136	$357,027	$142	$2,240,056

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	San(C)								Broken
December 31, 2008	Bartolomé	Martha	Cerro Bayo	Palmarejo(E)	Rochester	Endeavor	Kensington	Other	Hill(D)	Total

Operational mining properties:	$68,823	$8,755	$43,555	$52,138	$97,435	$—	$—	$—	$—	$270,706
Accumulated depletion	(1,771)	(6,671)	(25,679)	—	(97,435)	—	—	—	—	(131,556)

	67,052	2,084	17,876	52,138	—	—	—	—	—	139,150
Mineral interest	26,642	—	—	1,657,188	—	44,033	—	50	36,879	1,764,792
Accumulated depletion	(679)	—	—	—	—	(3,627)	—	—	(12,488)	(16,794)

	25,963	—	—	1,657,188	—	40,406	—	50	24,391	1,747,998
Non-producing and development properties	—	—	—	—	—	—	304,632	142	—	304,774

Total mining properties	$93,015	$2,084	$17,876	$1,709,326	$—	$40,406	$304,632	$192	$24,391	$2,191,922

(A)	On December 21, 2007, the Company completed its acquisition of all of the shares of Bolnisi and Palmarejo in exchange for a total of approximately 27.2 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid was $1.1 billion and assumed liabilities were $0.7 billion.

(B)	Balance represents acquisition cost of mineral interest

(C)	During the year ended December 31, 2008, the Company reclassified $68.0 million from non-producing and development properties to operational mining properties related to the commencement of operations at the San Bartolomé mine.

(D)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

(E)	Includes a reclassification of prior year balances to conform to current year presentation. The reclassification was to reclassify $52.1 million in non-producing development properties to operational properties related to the commencement of operations at the Palmarejo mine.

Operational Mining Properties

Palmarejo:  Palmarejo is located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced production in April 2009.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Company anticipates that operating activities will cease in late 2010 unless additional mineralization is discovered during the year.

Cerro Bayo Mine:  The Cerro Bayo Mine is a gold and silver underground mine located in southern Chile. Commercial production commenced on April 18, 2002. Operations were suspended in October 2008 in order to allow the Company to develop additional reserves and a new mine plan.

Mineral Interests

Endeavor Mine:  On May 23, 2005, the CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”) acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million, including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are developed. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce thresholds and therefore, CDE Australia realized a reduction in revenues in the fourth quarter of 2008 of approximately $73,000 as a result of the silver price sharing provision. CDE Australia has received approximately 2.5 million payable ounces to-date and the current ore reserve contains approximately 9.8 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

Non-Producing and Development Properties

Kensington:  Kensington is a gold property located near Juneau, Alaska. The mine has been constructed as an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third-party smelters.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE K —	LONG-TERM DEBT

	December 31,
	2009	2008
	(In thousands)

3 1/4% Convertible Senior Notes due March 2028	$125,323	$185,001
1 1/4% Convertible Senior Notes due January 2024	22,232	180,000
Senior Secured Floating Rate Convertible Notes due 2012	—	1,830
Capital lease obligation	32,172	23,788
Kensington term facility	15,464	—
Bank loans	5,609	7,657

Total	200,800	398,276

Less: non-current portion	(15,403)	(14,608)

Total long-term debt	$185,397	$383,668

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

As of December 31, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 had been fully converted into 6.4 million shares of the Company’s common stock and all $25 million of the notes issued in January upon exercise of the warrant had been converted into 3.7 million shares of the Company’s common stock. Upon exercising the conversion option, the holder received 86.95652 shares of the Company’s common stock per $1,000 principal amount of notes, plus an additional payment in common stock and cash representing the value of the interest that would be earned on the notes through the fourth anniversary of the conversion date.

Interest and accretion on the notes, prior to their conversion in March 2009, was $0.9 million and $1.5 million, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

3 1/4% Convertible Senior Notes

As of December 31, 2009, the outstanding balance of the 3 1/4% Convertible Senior Notes was $148.4 million, or $125.3 million net of debt discount.

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

As of December 31, 2009, $81.6 million of the 3 1/4% Convertible Senior Notes due 2028 were repurchased in exchange for 4.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $148.4 million ($125.3 million net of debt discount).

The fair value of the notes outstanding, as determined by market transactions at December 31, 2009 and December 31, 2008, was $131.3 million and $74.5 million, respectively.

At December 31, 2008, the Company recorded $45.0 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount as described in Note D — Recently Adopted Accounting Standards.

At December 31, 2009 and 2008 interest was $5.9 million and $5.9 million, respectively, and accretion of the debt discount was $7.1 million and $6.7 million, respectively.

1 1/4% Convertible Senior Notes

As of December 31, 2009 the balance of the 1 1/4% Convertible Senior Notes was $22.2 million.

The remaining $22.2 million principal amount of 1 1/4% Convertible Notes due 2024 outstanding at December 31, 2009 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.

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

As of December 31, 2009, $157.8 million of the 1 1/4% Convertible Senior Notes due 2024 were repurchased in exchange for 10.4 million shares of the Company’s common stock.

The fair value of the notes outstanding, as determined by market transactions on December 31, 2009 and December 31, 2008, was $22.8 million and $54.0 million, respectively.

Interest on the notes for the year ended December 31, 2009 was $1.5 million. Interest on the notes for the year ended December 31, 2008 was $2.3 million.

Franco Nevada Royalty Obligation

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

Kensington Term Facility

On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, Inc., a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter. After a twelve month grace period, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility will be secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.

As of December 31, 2009, the company has $15.5 million outstanding; bearing interest at 5.2% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; (iv) debt service coverage ratio and (v) maximum production cost. Events of default in the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse effect; (iii) loss of or failure to obtain applicable permits; or (iv) failure to achieve final completion date.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

As a condition of the Kensington term facility with Credit Suisse — Zurich noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero — cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.

Bank Loans

On November 27, 2009, the Company’s wholly owned Bolivia subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing interest at approximately 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011. During 2008, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.

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

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2009, 2008 and 2007, the Company capitalized interest of $22.8 million, $12.2 million and $2.3 million, respectively.

The following is the Company’s scheduled minimum debt repayments at December 31, 2009:

Minimum
Debt
December 31,	Repayments
(In thousands)

2010	$41,155
2011	41,792
2012	41,168
2013	43,083
2014	45,397
Thereafter	272,122

484,417
Debt discount	(153,310)
Present value of net scheduled lease payments (See Note I)	32,172

$363,579

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE L —	RECLAMATION AND REMEDIATION COSTS

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

The asset retirement obligation is measured using the following factors: 1) Expected labor costs, 2) Allocated overhead and equipment charges, 3) Contractor markup, 4) Inflation adjustment, and 5) Market risk premium. The sum of the expected costs by year is discounted, using the Company’s credit adjusted risk-free interest rate from the time it expects to pay the retirement obligation to the time it incurs the obligation. The measurement objective is to determine the amount a third party would demand to assume the asset retirement obligation.

Upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes the asset retirement cost as an increase in the carrying amount of the related long-lived asset. The Company depletes this amount using the units-of-production method. The Company is not required to re-measure the obligation at fair value each period, but the Company is required to evaluate the cash flow estimates at the end of each reporting period to determine whether the estimates continue to be appropriate. Upward revisions in the amount of undiscounted cash flows are discounted using a current credit-adjusted risk-free rate. Downward revisions are discounted using the credit-adjusted risk-free rate that existed when the original liability was recorded, or, if not readily determinable, at the weighted average discount rate used to record the liability.

At December 31, 2009 and 2008, $38.2 million and $34.7 million, respectively, was accrued for reclamation obligations related to currently producing and developmental mineral properties. In addition, the Company has accrued $0.4 million and $1.3 million for reclamation obligations associated with former mining activities at the Ropes Gold mine and Golden Cross mine, respectively. These amounts are also included in reclamation and mine closure liabilities.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Asset retirement obligation — January 1	$34,662	$33,135
Accretion	3,018	2,565
Additions and changes in estimates	1,490	1,759
Settlements	(977)	(2,797)

Asset retirement obligation — December 31	$38,193	$34,662

In addition, the Company has accrued $1.7 million and $1.4 million as of December 31, 2009 and 2008, respectively, for environmental remediation liabilities related to former mining operations. These amounts are also included in reclamation and mine closure liabilities.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE M —	INCOME TAXES

The components of income from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$25,279	$(125)	$21,909
Foreign	(116,093)	(27,334)	22,652

Total	$(90,814)	$(27,459)	$44,561

The components of the consolidated income tax benefit (provision) from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
United States — Alternative minimum tax	$(2,249)	$(644)	$(381)
United States — Foreign withholding tax	(1,509)	(1,498)	(904)
Argentina	(6,284)	(2,047)	(6,590)
Australia	592	(1,085)	(621)
Mexico	(124)	(623)	—
Bolivia	(2,673)	—	—
Canada	(53)	(34)	—
Deferred:
Argentina	—	(1,410)	172
Australia	200	1,115	(664)
Bolivia	(6,221)	(2,480)	—
Chile	(2,308)	113	(1,662)
Mexico	40,346	(27,753)	—
United States	6,204	53,846	—

Income tax benefit (provision)	$25,921	$17,500	$(10,650)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows (in thousands):

	Years Ended December 31
	2009	2008	2007

Tax benefit (provision) from continuing operations	$31,785	$8,727	$(16,323)
State tax provision from continuing operations	2,724	405	(1,766)
Percentage depletion and related deductions	2,726	3,890	4,860
Change in valuation allowance	10,759	6,652	3,896
Non-deductible imputed interest	(1,986)	(2,168)	—
Uncertain tax positions	898	(2,665)	—
U.S. and Foreign non-deductible expenses	(3,619)	(2,767)	(663)
Partially reinvested	—	19,886	—
Foreign exchange rates	2,340	(6,663)	—
Foreign inflation and indexing	(2,635)	1,425	—
Foreign tax rate differences	(15,011)	(6,019)	2,309
Foreign withholding taxes	(1,509)	(1,604)	(904)
Other, net	(551)	(1,599)	(2,059)

	$25,921	$17,500	$(10,650)

As of December 31, 2009 and 2008, the significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31
	2009	2008

Deferred tax liabilities:
Mineral properties	$458,204	$332,399
Investment in foreign subsidiaries	141,624	275,127
Property, plant and equipment, net	41,237	30,149

	641,065	637,675

Deferred tax assets:
Net operating loss carryforwards	166,234	175,678
Investment in foreign subsidiaries	18,115	24,753
Royalty and other long-term debt	23,335	—
Capital loss carryforwards	8,558	9,547
Asset retirement obligation	9,327	8,314
Unrealized foreign currency loss and other	5,550	6,381
Accrued expenses	8,561	5,168
Tax credit carryforwards	9,518	2,691
Inventory	593	1,036

	249,791	233,568
Valuation allowance	(123,049)	(148,435)

	126,742	85,133

Net deferred tax assets (liabilities)	$(514,323)	$(552,542)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Based upon this analysis, the Company has recorded valuation allowances as follows (in thousands):

	Years Ended December 31
	2009	2008

U.S.	$76,904	$106,239
Argentina	4,760	3,376
Australia	—	2,679
Canada	6,727	6,732
New Zealand	28,516	28,125
Chile	4,702	1,284
Other	1,440	—

	$123,049	$148,435

The Company continues to monitor the valuation allowance quarterly, and will make the appropriate adjustments as necessary.

The Company adopted the provisions under U.S. GAAP, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. U.S. GAAP clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. U.S. GAAP prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a return. The Company determined that it had no impact on the financial statements, and as a result, did not record any cumulative effect adjustment related to adoption of this pronouncement.

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2009	$2,732
Gross increase to current period tax positions	166
Gross decrease to prior period tax positions	(2,150)

Unrecognized tax benefits at December 31, 2009	$748

The Company has decided to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense and has recorded approximately $0.03 million during 2009.

The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.

The Company has previously determined the earnings from certain foreign jurisdictions were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions. In 2009, the company retained its position established in 2008 when it was determined that it was reasonable, appropriate and prudent that a portion of the anticipated future cash flows from Mexico would be indefinitely reinvested to fund ongoing capital improvements and additional exploration activities within and around the Palmarejo operating site.

The Company intends to indefinitely reinvest earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170 million and $170 million for the years ended December 31, 2009 and 2008. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2009, by jurisdiction (in thousands):

	U.S.	Australia	Bolivia	Canada	Chile	Mexico	New Zealand	Other	Total

Regular net operating losses	$78,826	—	—	$2,427	$27,370	$360,078	$95,054	$4,798	$568,553
Alternative minimum tax net operating losses	528	—	—	—	—	—	—	—	528
Capital losses	18,939	—	—	3,891	—	—	—	—	22,830
Alternative	4,909	—	—	—	—	—	—	—	4,909
minimum tax credits
Foreign tax credits	4,608	—	—	—	—	—	—	—	4,608

The U.S. net operating losses expire from 2017 through 2028 and the Canada net operating losses expire from 2028 through 2029. The Mexico net operating losses expire in 2017 and 2019, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2012 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused by 2019.

NOTE N —	1 FOR 10 REVERSE STOCK SPLIT

In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split, which became effective at 6:01 p.m., Eastern Time, on May 26, 2009, and which had been approved by the Company’s shareholders at the Annual Meeting of Shareholders on May 12, 2009. The Company’s common stock began trading at the split-adjusted basis on May 27, 2009.

As the reverse stock split proportionally reduced the authorized, issued and outstanding shares of common stock of the Company, without any change to the par value, the “common stock” balance on the consolidated balance sheets as of December 31, 2008 and all per share amounts contained in this Annual Report on Form 10-K, unless otherwise indicated, have been adjusted to reflect the 1-for-10 reverse stock split assuming the reverse stock split occurred January 1, 2007.

NOTE O —	STOCK-BASED COMPENSATION PLANS

The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation charged to operations and capital projects under these Plans was $7.1 million and $5.1 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock options and Stock Appreciation Rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity based awards and SARs are accounted for as liability based awards. The value of the SARs are remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.

Restricted stock and restricted stock units granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested.

Performance shares and performance units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested.

The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2009, 2008 and 2007 for stock based compensation awards was $4.9 million, $2.9 million and $3.7 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of December 31, 2009, there was $2.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at December 31, 2009. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant			As of December 31,
	Stock Options		SARs	SARs
	2009	2008	2009	2009

Weighted average fair value of stock options granted and SAR’s outstanding	$3.90	$2.26	$3.90	$13.35
Expected volatility	70.8%	56.0-56.2%	70.8%	75.9%
Expected life	6.0 years	6.0 years	6.0 years	5.1 years
Risk-free interest rate	2.08%	3.0-3.35%	2.08%	2.7%
Expected dividend yield	—	—	—	—

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

The following table summarizes stock option and SARs activity for the years ended December 31, 2007, 2008 and 2009, adjusted for the 1 for 10 reverse stock split:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock options outstanding at December 31, 2006	208,965	$35.60	—	$—
Granted	46,215	39.90	—	—
Exercised	(5,617)	32.90	—	—
Cancelled/Forfeited	(21,365)	59.90	—	—

Stock options outstanding at December 31, 2007	228,198	34.20	—	—
Granted	55,021	42.70	—	—
Exercised	(905)	39.20	—	—
Cancelled/Forfeited	(38,944)	48.80	—	—

Stock options outstanding at December 31, 2008	243,370	33.80	—	—
Granted	163,720	10.00	112,471	10.00
Exercised	—	—	—	—
Canceled/forfeited	(14,412)	44.36	—	—

Outstanding at December 31, 2009	392,678	$23.48	112,471	$10.00

Options to purchase 192,990 shares were exercisable at December 31, 2009 at a weighted average exercise price of $31.63.

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual Life
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	(Years)

$ 0.00-$10.00	207,988	$9.57	7.5	44,268	$8.00	1.8
$10.00-$20.00	32,044	$17.53	2.7	32,044	$17.53	2.7
$20.00-$30.00	22,981	$22.67	5.8	15,098	$21.87	4.4
$30.00-$40.00	63,256	$38.94	5.4	54,781	$38.79	5.2
$40.00-$50.00	29,426	$48.50	8.0	9,816	$48.50	8.0
$50.00-$60.00	18,023	$51.40	6.1	18,023	$51.40	6.1
$60.00-$70.00	3,219	$66.60	4.0	3,219	$66.60	4.0
$70.00-$80.00	15,741	$70.90	4.1	15,741	$70.90	4.1

As of December 31, 2009, there was $0.6 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 1007, 2008 and 2009, adjusted for the 1-for-10 reverse stock split:

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted Average
		Average		Fair Value as of
	Number of	Grant Date	Number of	December 31,
	Shares	Fair Value	Units	2009

Outstanding at December 31, 2006	41,303	$48.30	—	$—
Granted	49,809	39.90	—	—
Vested	(24,178)	48.20	—	—
Cancelled/Forfeited	(6,597)	43.00	—	—

Outstanding at December 31, 2007	60,337	42.00	—	—
Granted	56,095	41.60	—	—
Vested	(26,571)	42.20	—	—
Cancelled/Forfeited	(16,774)	42.30	—	—

Outstanding at December 31, 2008	73,087	41.50	—	—
Granted	98,983	6.90	67,485	18.06
Vested	(32,084)	41.65	—	—
Cancelled/Forfeited	(5,597)	42.32	—	—

Outstanding at December 31, 2009	134,389	$15.95	67,485	$18.06

As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.4 years.

The following table summarizes performance shares and performance units’ activity for the years-ended December 31, 2007, 2008 and 2009, adjusted for the 1-for-10 reverse stock split:

	Performance Shares		Performance Units
		Weighted		Weighted Average
		Average		Fair Value as of
	Number of	Grant Date	Number of	December 31,
	Shares	Fair Value	Units	2009

Outstanding at December 31, 2006	21,045	$51.40	—	$—
Granted	30,688	39.90	—	—
Vested	(3,030)	44.80	—	—
Cancelled/Forfeited	(6,643)	44.70	—	—

Outstanding at December 31, 2007	42,060	44.50	—	—
Granted	28,241	52.50	—	—
Vested	—	—	—	—
Cancelled/Forfeited	(15,534)	48.80	—	—

Outstanding at December 31, 2008	54,767	47.40	—	—
Granted	98,233	8.60	67,485	27.53
Vested	—	—	—	—
Cancelled/Forfeited	(16,702)	46.70	—	—

Outstanding at December 31, 2009	136,298	$16.59	67,485	$27.53

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2009, there was $1.2 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 1.9 years.

NOTE P —	DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Contribution Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.7 million, $0.7 million and $0.8 million for 2009, 2008 and 2007, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.5 million, $0.6 million and $0.6 million in 2009, 2008 and 2007, respectively and plan expenses charged to operations were $0.3 million, $0.4 million and $0.4 million, respectively.

NOTE Q — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Palmarejo Gold Production Royalty

On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounces of gold minimum is considered an embedded derivative financial instrument under U.S. GAAP. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at December 31, 2009 was a liability of $78.0 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $6.3 million at December 31, 2009. These derivative instruments are recorded in prepaid expenses and other or accrued liabilities and other on the balance sheet and adjusted to fair value through current earnings. During the twelve months ended December 31, 2009, mark to market adjustments for the embedded derivative and warrant amounted to a loss of $78.0 million and a gain of $3.3 million, respectively. During 2009, realized losses on settlement of the liabilities were $3.5 million.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Forward Foreign Exchange Contracts

During 2009 and the fourth quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) and Argentine peso (“ARS”) operating costs at its Palmarejo project and Martha mine, respectively.

At December 31, 2009, the Company had MXP foreign exchange contracts of $27.9 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.45 MXP to each U.S. dollar and had a fair value of $1.3 million at December 31, 2009. The Company recorded unrealized gains of $1.3 million, $3.5 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is reflected in the gain (loss) on derivatives. The Company recorded realized gains (losses) of $1.5 million, $(0.6) million and $0.4 million in production costs applicable to sales during the years ended December 31, 2009, 2008 and 2007, respectively. There were no ARS peso foreign exchange contracts outstanding as of December 31, 2009.

Gold Lease Facility

As of December 31, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 5.7% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $28.5 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2009 was $29.1 million. A credit risk adjustment of $0.6 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $28.5 million. During the years ended December 31, 2009 and 2008, mark-to market adjustments for the gold lease facility amounted to a loss of a $6.3 million and a gain of $1.2 million, respectively.

On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of December 31, 2009, the Company had 26,529 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next seven months on scheduled delivery dates. As of December 31, 2009 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $11.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2009 and December 31, 2008, based on the current futures metals prices for each of the delivery dates and using a 5.7% and 15.0% discount rate, respectively, the fair value of the instrument was a liability of $28.5 million and $18.8 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2009 was $29.1 million. A credit risk adjustment of $0.6 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $28.5 million. During the years ended December 31, 2009 and 2008, mark-to market adjustments for the gold lease facility amounted to a loss of a $6.3 million and a gain of $1.2 million, respectively.

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. At December 31, 2008, the Company had outstanding provisionally priced sales of $33.2 million consisting of 2.2 million ounces of silver and 8,388 ounces of gold, which had a fair value of approximately $32.1 million including the embedded derivative.

Commodity Derivatives

During the twelve months ended, December 31, 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At December 31, 2009, the Company held put options allowing it to deliver 5.4 million ounces of silver at a weighted average strike price of $9.21 per ounce. The contracts will expire over the next nine months.

At December 31, 2009, the Company also had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of December 31, 2009 the fair market value of these contracts was a net liability of $0.8 million.

During the fourth quarter of 2009, the Company closed outstanding call options requiring it to deliver 35,240 ounces of gold at an average strike price of $1,108 per ounce if the market price of gold exceeds the average strike price.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2009, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2010	2011	2012	Thereafter

Palmarejo gold production royalty	23,390	24,027	24,865	108,567
Average gold price in excess of minimum contractual deduction	$467.77	$480.51	$497.27	$494.89
Notional ounces	50,004	50,004	50,004	219,375
Franco-Nevada Warrant	5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,455	—	—	—
Mexican peso forward purchase contracts	27,900	—	—	—
Average rate (MXP/$)	$13.45	—	—	—
Mexican peso notional amount	375,141	—	—	—
Gold lease forward purchase contracts	23,408	—	—	—
Average gold forward price	$882.34	—	—	—
Notional ounces	26,529	—	—	—
Silver concentrate sales agreements	17,758	—	—	—
Average silver price	$17.10	—	—	—
Notional ounces	1,038,405	—	—	—
Gold concentrate sales agreements	1,333	—	—	—
Average gold price	$1,086.49	—	—	—
Notional ounces	1,227	—	—	—
Gold put options purchased	360	3,240	2,880	2,520
Average gold strike price	$862.50	$862.50	$862.50	$862.50
Notional ounces	5,000	45,000	40,000	35,000
Gold call options sold	360	3,240	2,880	2,520
Average gold strike price	$1,688.50	$1,688.50	$1,688.50	$1,688.50
Notional ounces	5,000	45,000	40,000	35,000
Silver put options	2,109	—	—	—
Average silver strike price	$9.21	—	—	—
Notional ounces	5,400,000	—	—	—

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2009 and 2008 :

		As of December 31, 2009
			Current	Non-Current
	Prepaid	Accrued	Portion of	Portion of
	Expenses	Liabilities and	Royalty	Royalty
	and Other	Other	Obligation	Obligation

Gold lease facility	$—	$28,506	$—	$—
Forward foreign exchange contracts	1,490	155	—	—
Palmarejo gold production royalty	—	—	12,174	65,839
Franco-Nevada warrant	6,339	—		—
Put and call options	121	964		—
Concentrate sales contracts	624	580	—	—

	$8,574	$30,205	$12,174	$65,839

	As of December 31, 2008
			Non-Current
	Prepaid	Accrued	Portion of
	Expenses	Liabilities	Royalty
	and Other	and Other	Obligation

Gold lease facility	$1,194	$20,000	$—
Forward foreign exchange contracts	3,467	—	—
Senior secured floating note warrant	—	15,277	—
Senior secured floating note conversion option	—	21,566	—
Concentrate sales contracts	1,476	2,590	—

	$6,137	$59,433	$—

The following represent unrealized mark-to-market gains (losses) on derivative instruments as of December 31, 2009 and 2008 :

	Twelve Months Ended
	December 31,
	2009	2008

Gold lease facility	$(6,292)	$1,194
Forward foreign exchange contracts	1,335	3,467
Palmarejo gold royalty	(78,014)	—
Franco-Nevada warrant	3,340	—
Put and call options	(2,953)	—
Senior secured floating note warrant	—	(402)
Senior secured floating note conversion option	—	(2,503)

	$(82,584)	$1,756

In the years ended December 31, 2009 and 2008, the company recorded realized losses of $0.1 million and $0.1 million in gain (loss) on derivatives, net and a gain (loss) of $1.5 million and $(0.6) million recorded in production costs applicable to sales related to forward foreign exchange contracts.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Conversion Option of Senior Secured Floating Rate Convertible Notes

On October 20, 2008, the Company completed an offering of $50 million in aggregate principal amount of Senior Secured Floating Rate Convertible Notes, realizing net proceeds of $40.2 million after deducting $0.5 million of issuance costs. The purchaser also received warrants to purchase up to an additional $25 million aggregate principal amount of convertible notes for $20.4 million. Upon exercising the conversion option, the holder receives common stock of the Company at an initial conversion rate of 86.95652, plus an additional payment in common stock or cash, at the election of the Company, representing the value of the interest that would be earned on the notes through the earlier of the fourth anniversary of the conversion date or October 15, 2013, at the interest rate applicable on the conversion date. The conversion option is considered an embedded derivative that is required to be separated from the host debt contract for accounting purposes. The warrants are also considered derivative instruments. These derivatives are recorded in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings. At the issuance date, because the combined fair value of the conversion option and the warrants exceeded the net proceeds, the notes were recorded with a full original issue discount. The amount by which the fair value of the conversion option and warrants exceeded the proceeds received, or $10.0 million, was recorded as a loss upon issuance and is included in unrealized gains (loss) on derivatives and other in the consolidated statements of operations. The fair values of the conversion option and warrants were $32.2 million and $18.5 million, respectively, at the issuance date. As of December 31, 2009, all of the $50 million Senior Secured Floating Rate Convertible Notes due 2012 have been fully converted.

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

NOTE R —	COMMITMENTS AND CONTINGENCIES

Labor Union Contract

The Company maintains three labor agreements in South America, consisting of a labor agreement with Syndicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Bolivia. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2009, approximately 19% of the Company’s worldwide labor force was covered by collective bargaining agreements.

Termination Benefits

In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of December 31, 2009, the total benefit expected to be incurred under this plan is approximately $5.0 million. The

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

liability is recognized ratably over the minimum future service period. The amount accrued as of December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Beginning Balance	$445	$820	$1,959
Accruals	144	12	1,917
Payments	—	(387)	(3,056)

Ending Balance	$589	$445	$820

The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for postemployment benefits in these locations of approximately $3.9 million as of December 31, 2009.

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

NOTE S —	SIGNIFICANT CUSTOMERS

The Company markets its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has five trading counterparties (Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 83%, 50% and 52% of total metal sales in 2009, 2008 and 2007, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

The Company refines and markets its precious metals doré concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia and the United States (Penoles, Valcambi, Nyrstar, Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 17%, 50% and 48% of total metal sales for the years ended December 31, 2009, 2008 and 2007, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE T —	SEGMENT REPORTING

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

The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Mina Martha, Rochester, Endeavor and Cerro Bayo mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note F). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Revenues from silver sales were $238.4 million, $129.9 million and $130.4 million in 2009, 2008, and 2007, respectively. Revenues from gold sales were $62.3 million, $41.0 million and $64.4 million in 2009, 2008, and 2007, respectively.

Financial information relating to the Company’s segments is as follows (In thousands):

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other(C)	Total

Year Ended December 31, 2009
Sales of metals	$45,473	$1,673	$44,820	$5,808	$113,701	$—	$89,143	$—	$300,618
Productions costs applicable to sales	24,206	1,211	17,896	2,069	80,878	—	64,845	—	191,105
Depreciation and depletion	1,852	4,195	7,410	1,269	18,510	—	52,042	292	85,570
Exploration expense	—	2,153	3,119	—	34	297	5,615	3,991	15,209
Other operating expenses	913	10,456	—	—	—	39	968	21,619	33,995
Interest and other income	(168)	1,600	(1,953)	—	1,075	3	1,075	1,616	3,248
Interest expense	—	—	(401)	—	(125)	(16)	(14,213)	(3,347)	(18,102)
Gain on debt extinguishment	—	—	—	—	—	—	—	31,988	31,988
Unrealized (losses) on derivatives and other	—	—	—	—	—	(965)	(78,148)	(3,574)	(82,687)
Income tax benefit (expense)	—	(2,309)	(6,284)	—	(8,894)	5	40,222	3,181	25,921

Net income (loss) from continuing operations	18,334	(17,051)	7,757	2,470	6,335	(1,309)	(85,391)	3,962	(64,893)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	32,986	32,986

Net income (loss)	$18,334	$(17,051)	$7,757	$2,470	$6,335	$(1,309)	$(85,391)	$36,948	$(31,907)
Segment assets(A)	$31,232	$38,047	$33,024	$39,852	$276,926	$397,457	$2,129,024	$8,901	$2,954,463
Capital expenditures(B)	$310	$1,077	$1,575	$—	$11,091	$42,092	$162,754	$196	$219,095

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other(C)	Total

Year Ended December 31, 2008
Sales of metals	$67,831	$41,589	$31,445	$12,434	$17,575	$—	$—	$—	$170,874
Productions costs applicable to sales	42,246	27,930	17,599	1,060	17,747	—	—	—	106,582
Depreciation and depletion	2,353	8,357	4,853	1,971	5,835	—	930	557	24,856
Exploration expense	599	2,693	5,426	—	66	166	7,686	3,895	20,531
Other operating expenses	149	3,053	17	—	27	1,796	15,759	25,150	45,951
Interest and other income	3,176	(1,377)	(977)	—	2,541	54	(44)	(816)	2,557
Unrealized gains (losses) on derivative and other	—	—	—	—	—	—	—	1,756	1,756
Interest expense	—	—	(57)	—	(43)	(10)	298	(4,914)	(4,726)
Income tax benefit (provision)	—	113	(3,625)	—	(2,479)	—	23,844	(353)	17,500

Net income (loss) from continuing operations	—	—	—	—	—	—	—	(33,929)	(9,959)
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	9,332	9,332

Net income (loss)	$25,660	$(1,708)	$(1,109)	$9,403	$(6,081)	$(1,918)	$(277)	$(24,597)	$(627)
Segment assets(A)	$39,049	$46,701	$36,089	$41,003	$293,216	$344,919	$2,005,595	$7,493	$2,814,065
Capital expenditures	$635	$8,233	$4,503	$26,513	$120,872	$41,614	$162,202	$447	$365,019

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Project	Other	Total

Year Ended December 31, 2007
Sales of metals	$100,903	$47,794	$38,077	$7,943	$—	$—	$—	$—	$194,717
Productions costs applicable to sales	60,364	35,594	17,231	545	—	(1)	—	—	113,733
Depreciation and depletion	8,697	6,260	1,731	755	—	—	—	487	17,930
Exploration expense	361	2,908	4,418	—	—	619	—	3,635	11,941
Other operating expenses	62	113	38	—	—	38	—	24,131	24,382
Interest and other income	2,948	1,590	(303)	—	—	85	—	13,875	18,195
Interest expense	—	(23)	—	—	—	—	—	(342)	(365)
Income tax benefit (provision)	—	(1,662)	(6,418)	—	—	(20)	—	(2,550)	(10,650)

Net income (loss) from continuing operations	—	—	—	—	—	—	—	(17,270)	33,911
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	9,979	9,979

Profit (loss)	$34,367	$2,824	$7,938	$6,643	$—	$(591)	$—	$(7,291)	$43,890
Segment assets(A)	$62,848	$63,570	$25,799	$17,885	$169,196	$301,730	$1,759,153	$36,861	$2,437,042
Capital expenditures(B)	$1,647	$11,330	$16,444	$2,112	$84,332	$98,958	$—	$2,155	$216,978

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balances represent cash flow amounts.

(C)	Includes discontinued operations.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	2009	2008	2007

Assets
Total assets for reportable segments	$2,954,463	$2,814,065	$2,437,042
Cash and cash equivalents	22,782	20,760	98,671
Short-term investments	—	7,881	53,039
Other assets	76,790	85,415	62,942

Total consolidated assets	$3,054,035	$2,928,121	$2,651,694

Geographic Information

	As of December 31,
	2009	2008	2007

Long Lived Assets:
United States	$401,177	$349,423	$305,876
Australia	39,136	64,802	42,772
Chile	25,628	29,083	28,028
Argentina	12,392	18,587	18,640
Bolivia	248,667	263,491	151,716
Mexico	2,051,950	1,952,509	1,756,042
Other countries	143	157	190

Total	$2,779,093	$2,678,052	$2,303,264

Geographic Information

	Twelve Months Ended December 31,
	2009	2008	2007

Revenues:
United States	$45,473	$67,831	$100,903
Australia	5,808	12,434	7,943
Chile	1,673	41,589	47,794
Argentina	44,820	31,445	38,077
Bolivia	113,701	17,575	—
Mexico	89,143	—	—
Other countries	—	—	—

Total	$300,618	$170,874	$194,717

NOTE U —	LITIGATION AND OTHER EVENTS

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

During 2002, the U.S. Environmental Protection Agency, or EPA, made a formal request for information regarding a Callahan mine site in the State of Maine. Callahan operated there in the late 1960s, shut the operations down in the early 1970s and disposed of the property. The EPA contends that some cleanup action is warranted at the site, and listed it on the National Priorities List in late 2002. In 2009, the EPA and the State of Maine made additional formal requests for information relating to the Maine Callahan mine site. The Company believes that because it made no decisions with respect to generation, transport or disposal of hazardous waste at this location, it is not liable for any cleanup costs. If Callahan might have liability, it has no substantial assets with which to satisfy such liability. To date, no claim has been made for any cleanup costs against either the Company or Callahan.

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

On June 27, 2008, the Supreme Court of the United States granted the State of Alaska and Coeur Alaska’s Petitions for a writ of certiorari to review the decision of the Ninth Circuit Court. Arguments were made before the Supreme Court by both parties on January 12, 2009. On May 4, 2009 the Supreme Court ordered supplemental briefing by the parties, to be completed by May 22, 2009. On June 22, 2009, the U.S. Supreme Court issued its decision which reversed the Ninth Circuit Court of Appeals that invalided the Company’s 404 permit. On July 8, 2009, upon unopposed motion, the Ninth Circuit dissolved in the junction it had issued on August 24, 2006 and on August 14, 2009 the Corps of Engineers reinstated the Company’s 404 permit.

NOTE V —	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (In thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Sales of metal	$45,084	$67,560	$89,793	$98,181
Income (loss) from continuing operations	$3,835	$8,901	$(39,808)	$(37,821)
Income from discontinued operations	2,223	2,708	22,525	5,530

Net income (loss)	$6,058	$11,609	$(17,283)	$(32,291)

Basic net income (loss) per share
Income (loss) from continuing operations	$0.06	$0.13	$(0.52)	$(0.48)
Income from discontinued operations	0.04	0.04	0.29	0.07

Net income (loss)	$0.10	$0.17	$(0.23)	$(0.41)

Diluted net income (loss) per share
Income (loss) from continuing operations	$0.06	$0.13	$(0.52)	$(0.48)
Income from discontinued operations	0.04	0.04	0.29	0.07

Net income (loss)	$0.10	$0.17	$(0.23)	$(0.41)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Sales of metal	$50,880	$43,727	$36,538	$39,729
Income (loss) from continuing operations	1,195	(8,774)	(5,462)	3,082
Income from discontinued operations(2)	3,526	3,356	1,419	1,031

Net income	$4,721	$(5,418)	$(4,043)	$4,113

Basic net income per share(1)
Income (loss) from continuing operations	$0.02	$(0.16)	$(0.10)	$0.05
Income from discontinued operations(2)	0.07	0.06	0.03	0.02

Net income (loss)	$0.09	$(0.10)	$(0.07)	$0.07

Diluted net income (loss) per share(1)
Income (loss) from continuing operations	$0.02	$(0.16)	$(0.10)	$0.05
Income from discontinued operations(2)	0.06	0.06	0.03	0.02

Net income (loss)	$0.08	$(0.10)	$(0.07)	$0.07

(1)	In May 2009, the company’s Board of Directors authorized a 1-for-10 reverse stock split which became effective on May 26, 2009. Consequently, previously reported amounts for weighted average number of shares of common stock have been adjusted to reflect the 1-for-10 reverse stock split.

(2)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

NOTE W —	SUBSEQUENT EVENT

On February 5, 2010, the Company completed the sale of $100 million in senior unsecured notes to private investors. The notes are unsecured, have a three year term and an annual coupon rate of 6.5%. The Company will repay the loan in twelve equal quarterly installments comprised of a combination of cash and common shares with cash comprising up to a maximum 50% of each quarterly payment. The share component of each quarterly payment will be calculated based on a 10% discount to a four day volume weighted average price (VWAP). On February 25, 2010, the Company sold 297,455 shares valued at $3.75 million for payment of financing fees.

On January 5 and 6, 2010 and February 3, 2010, $19.7 million of the 1 1/4% Convertible Notes were repurchased in exchange for 1.1 million shares of the Company’s common stock which reduced the principle amount of the notes outstanding for $2.5 million.

On February 16, 2010, the Company paid 6,500 ounces of gold valued at $7.2 million under the Gold Lease.

On February 23, 2010 Credit Suisse amended the Kensington Term Facility to change the definition of the maximum production cost covenant, to exclude smelting and refining costs from this measurement for the period starting October 1, 2010 until December 31, 2010.

The Company has evaluated subsequent events occurring through February 25, 2010.