Form 10-Q
period 2010-03-31
COEUR D ALENE MINES CORP
filed 2010-05-10
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 88,043,852 shares were issued and outstanding as of May 6, 2010.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		March 31,	December 31,
	Notes	2010	2009
		(In thousands,
		except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$55,962	$22,782
Receivables		74,662	58,981
Ore on leach pad	2	7,661	9,641
Metal and other inventory	5	71,754	67,712
Prepaid expenses and other		25,211	26,920

		235,250	186,036

NON-CURRENT ASSETS
Property, plant and equipment, net	6	550,854	539,037
Mining properties, net	7	2,254,769	2,240,056
Ore on leach pad, non-current portion	2	14,985	14,391
Restricted assets		27,391	26,546
Receivables, non current		36,505	37,534
Debt issuance costs, net		7,263	3,544
Deferred tax assets	10	2,077	2,355
Other		4,408	4,536

TOTAL ASSETS		$3,133,502	$3,054,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$58,398	$77,003
Accrued liabilities and other		24,243	33,517
Accrued income taxes		10,742	11,783
Accrued payroll and related benefits		9,612	9,815
Accrued interest payable		670	1,744
Current portion of capital leases and other debt obligations	8	51,155	15,403
Current portion of royalty obligation	8	35,551	34,672
Current portion of reclamation and mine closure	9	4,673	4,671

		195,044	188,608
NON-CURRENT LIABILITIES
Long-term debt	8	190,697	185,397
Non-current portion of royalty obligation	8	128,119	128,107
Reclamation and mine closure	9	34,837	35,241
Deferred income taxes	10	504,827	516,678
Other long-term liabilities		7,545	6,799

		866,025	872,222
COMMITMENTS AND CONTINGENCIES
(Notes 7, 8, 12, 13, 14 and 16)
SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 86,061,082 issued at March 31, 2010 and 80,310,347 issued at December 31, 2009		861	803
Additional paid-in capital		2,531,454	2,444,262
Accumulated deficit		(459,882)	(451,865)
Accumulated other comprehensive income		—	5

		2,072,433	1,993,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,133,502	$3,054,035

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands,
	except per share data)
Sales of metal	$87,505	$45,084
Production costs applicable to sales	(51,019)	(25,930)
Depreciation, depletion and amortization	(28,773)	(8,532)

Gross profit	7,713	10,622
COSTS AND EXPENSES
Administrative and general	6,717	7,548
Exploration	2,520	3,827
Care and maintenance and other	1,463	1,526

Total cost and expenses	10,700	12,901

OPERATING LOSS	(2,987)	(2,279)
OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(7,858)	15,703
Fair value adjustments, net	(4,258)	(9,402)
Interest and other income	1,396	1,043
Interest expense, net of capitalized interest	(5,805)	(765)

Total other income and expense	(16,525)	6,579

Income (loss) from continuing operations before income taxes	(19,512)	4,300
Income tax benefit	11,495	85

Income (loss) from continuing operations	(8,017)	4,385
Income from discontinued operations, net of income taxes	—	1,673

NET INCOME (LOSS)	(8,017)	6,058
Other comprehensive loss	(5)	(1)

COMPREHENSIVE INCOME (LOSS)	$(8,022)	$6,057

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income (loss) from continuing operations	$(0.10)	0.07
Income from discontinued operations	—	0.03

Net income (loss)	$(0.10)	$0.10

Diluted income per share:
Income (loss) from continuing operations	$(0.10)	0.07
Income from discontinued operations	—	0.03

Net income (loss)	$(0.10)	$0.10

Weighted average number of shares of common stock
Basic	81,753	61,145
Diluted	81,753	61,160
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2010
(In thousands, except share data)
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balances at December 31, 2009	80,310	$803	$2,444,262	$(451,865)	5	1,993,205
Net loss	—	—	—	(8,017)	—	(8,017)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,009	10	14,540	—	—	14,550
Common stock issued to extinguish 3.25% and 1.25% debt	4,756	48	72,693	—	—	72,741
Common stock cancelled under long-term incentive plans, net	(14)	—	(41)	—	—	(41)
Other	—	—	—	—	(5)	(5)

Balances at March 31, 2010	86,061	$861	$2,531,454	$(459,882)	—	$2,072,433

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,017)	$6,058
Add (deduct) non-cash items:
Depreciation, depletion and amortization	28,773	9,279
Accretion of royalty obligation	4,992	—
Deferred income taxes	(11,337)	(1,514)
Loss (gain) on debt extinguishment	7,858	(15,703)
Fair value adjustments, net	3,672	6,958
Loss (gain) on foreign currency transactions	350	(66)
Share-based compensation	1,387	1,703
Other non-cash charges	36	79
Changes in operating assets and liabilities:
Receivables and other current assets	(11,287)	2,653
Inventories	(2,657)	(5,162)
Accounts payable and accrued liabilities	(23,000)	(1,239)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(9,230)	3,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(7,358)
Proceeds from sales of investments	—	15,252
Capital expenditures	(47,189)	(78,130)
Other	(74)	(142)

CASH USED IN INVESTING ACTIVITIES	(47,263)	(70,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	—	75,000
Payments on gold production royalty	(8,951)	—
Proceeds from issuance of short-term and senior convertible notes	100,000	20,368
Proceeds from gold lease facility	4,517	—
Payments on gold lease facility	(14,891)	(1,627)
Proceeds from bank borrowings	12,769	—
Repayment of credit facility, long-term debt and capital leases	(5,710)	(8,950)
Payments of common stock and debt issuance costs	(2,156)	(73)
Proceeds from sale-leaseback transactions	4,853	—
Additions to restricted assets associated with the Kensington Term Facility	(798)	—
Other	40	—

CASH PROVIDED BY FINANCING ACTIVITIES:	89,673	84,718

INCREASE IN CASH AND CASH EQUIVALENTS	33,180	17,386

Cash and cash equivalents at beginning of period	22,782	20,760

Cash and cash equivalents at end of period	$55,962	$38,146

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
     These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009.
     Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash. Consequently, for all of the periods presented, income from Broken Hill has been presented within discontinued operations in the consolidated statements of operations.
     In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split. To ensure comparability of financial information, all common stock information (including information related to options to purchase shares, restricted stock, restricted units, performance shares and performance units under the Company’s share-based compensation plans as described in Note 11) and all per share information related to common stock in the consolidated financial statements have been restated to reflect the 1-for-10 reverse stock split. In addition, in May 2009 the Company’s stockholders approved a change in the par value from $1.00 per share to $0.01 per share. As a result, for all periods presented, the carrying value of the common stock was reduced and a corresponding adjustment was recorded within additional paid-in capital.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empressa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V. (formerly Planet Gold S.A. de C.V.), Coeur Rochester, Inc., Coeur Alaska, Inc. (“Coeur Alaska”), CDE Cerro Bayo Ltd., Coeur Argentina S.R.L. and CDE Australia Pty. Ltd. Intercompany balances and transactions have been eliminated in consolidation.
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
     Under our concentrate sales contracts with certain third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible. Revenue includes the sales of by-product gold from the Company’s mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.7 million for the three months ended March 31, 2010 and $1.5 million for the three months ended March 31, 2009 were recorded as a reduction of revenue.
     At March 31, 2010, the Company had outstanding provisionally priced sales of $18.7 million, consisting of 1.0 million ounces of silver and 1,266 ounces of gold, which had a fair value of $19.3 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,300. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
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
     The Company reported ore on leach pad of $22.7 million as of March 31, 2010. Of this amount, $7.7 million was reported as a current asset and $15.0 million was reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimated silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
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
     Drilling and related costs of approximately $1.3 million for the three months ended March 31, 2010 and $0.5 million and for the three months ended March 31, 2009, met the criteria for capitalization at properties that are in the development and production stages.
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
     Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors, including location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interest in the Endeavor mine using the units of production method.
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
     Restricted Assets: The Company, under the terms of its credit facility lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agency. Under the terms of the Company’s Credit Suisse obligation, it is required to reserve cash for three months of debt service costs. At March 31, 2010 and December 31, 2009, the Company held certificates of deposit and cash under these agreements of $27.4 million and $26.5 million, respectively, restricted for these purposes. The ultimate timing for the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company was able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, at March 31, 2010 and December 31, 2009, the Company held certificates of deposit totaling $2.3 million that were pledged to support letters of credit to Mitsubishi International. These amounts are included in prepaids and other.
     Reclamation and Mine Closure Costs: The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These legal obligations are associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
     Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.
     Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. All monetary assets and liabilities are translated at current exchange rates and resulting adjustments are included in other income and expenses. Revenues and expenses in foreign currencies are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income (loss).
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
     Fair Value: The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurement in accordance with U.S. GAAP. Refer to Note 3 for further details regarding the Company’s assets and liabilities measured at fair value.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     Stock-based Compensation Plans: The Company estimates the fair value of each stock option and stock appreciation rights (“SARs”) award using the Black-Scholes option valuation model. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock based awards on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.
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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at March 31, 2010.
     Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive income (loss) include the following:

	Three Months
	Ended March 31,
	2010	2009

Net income (loss)	$(8,017)	$6,058
Unrealized loss on marketable securities	(5)	(1)

Comprehensive income (loss)	$(8,022)	$6,057

     Net Income (Loss) Per Share: Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options, the 1.25% Convertible Senior Notes due 2024, the 3.25% Convertible Senior Notes due 2028 and the Senior Term Notes due December 31, 2012 outstanding in the three month period ended March 31, 2010 and 2009 are as follows:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	(Loss)	Shares	Per-Share	Income	Shares	Per-Share
(In thousands except for EPS)	(Numerator)	(Denominator)	Amount	(Loss)	(Denominator)	Amount

Basic EPS
Income (loss) from continuing operations	$(8,017)	81,753	$(0.10)	$4,385	61,145	$0.07
Income from discontinued operations	—	—	—	1,673	61,145	0.03

Net income (loss)	$(8,017)	81,753	$(0.10)	$6,058	61,145	$0.10
Effect of Dilutive Securities
Equity awards	—	—	—	—	15	—

Diluted EPS
Income (loss) from continuing operations	$(8,017)	81,753	$(0.10)	$4,385	61,160	$0.07
Net income from discontinued operations	—	—	—	1,673	61,160	0.03

Net income (loss)	$(8,017)	81,753	$(0.10)	$6,058	61,160	$0.10

     For the three months ended March, 31, 2010, 7,009,035 common stock equivalents related to convertible debt and 531,843 options have not been included in the diluted per share calculation, as the Company has recorded a net loss for the period. The options which expire between 2010 and 2019 are outstanding at March 31, 2010. For the three months ended March 31, 2009, 2,076,974 common stock equivalents related to convertible debt were not included in the computation of diluted EPS because their effect was anti-dilutive and 655,571 options, at exercise prices between $8.00 and $70.90 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the company’s common stock. Potentially dilutive shares issuable upon conversion of the 3.25% Convertible Senior Notes were not included in the computation of diluted EPS for the three months ended March 31, 2010 and 2009 because there is no excess conversion value over the principal amount of the notes.
     Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring significant management estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.
NOTE 3 – FAIR VALUE MEASUREMENTS
     The Company follows U.S. GAAP related to fair value measurements of financial assets and financial liabilities. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting principles include established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
     The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalants	$40,001	$—	$40,001	$—
Restricted certificates of desposits	5,440	—	5,440	—
Other derivative instruments, net	2,421	—	2,421	—
Franco-Nevada warrant	7,643	—	7,643	—
Put and call options	7	—	7	—

	$55,512	$—	$55,512	$—

Liabilities:
Gold lease facility	$18,705	$—	$18,705	$—
Royalty obligation embedded derivative	79,699	—	79,699	—
Put and call options	1,427	—	1,427	—

	$99,831	$—	$99,831	$—

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted certificates of deposits	$5,440	$—	$5,440	$—
Other derivative instruments, net	1,379	—	1,379	—
Franco-Nevada warrant	6,339	—	6,339	—
Put and call options	121	—	121	—

	$13,279	$—	$13,279	$—

Liabilities:
Gold lease facility	$28,506	$—	$28,506	$—
Royalty obligation embedded derivative	78,013	—	78,013	—
Put and call options	964	—	964	—

	$107,483	$—	$107,483	$—

     The Company’s cash equivalents, restricted certificates of deposits, Franco-Nevada warrant and other derivative instruments, net are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 4 – DISCONTINUED OPERATIONS
     Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized an after tax gain on the sale of approximately $25.5 million, net of income taxes in 2009. Coeur originally purchased this interest from Perilya Broken Hill, Ltd. in September 2005 for $36.9 million. This transaction closed on July 30, 2009.
     The following table details selected financial information included in the income from discontinued operations for the three months ended March 31, 2009 (in thousands):

March 31,
2009
Sales of metal	$4,709
Production costs applicable to sales	(786)
Depreciation and depletion	(747)
Income tax expense	(1,503)

Net income from discontinued operations	$1,673

NOTE 5 – METAL AND OTHER INVENTORY
     Inventory consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Concentrate and doré inventory	$43,446	$39,487
Supplies	28,308	28,225

Metal and other inventory	$71,754	$67,712

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land	$1,133	$1,133
Building improvements	395,802	384,107
Machinery and equipment	236,240	229,898
Capitalized leases for machinery and equipment and buildings	60,509	53,278

	693,684	668,416
Accumulated depreciation	(142,830)	(129,379)

	$550,854	$539,037

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 7 – MINING PROPERTIES

	San
	Bartolomé	Martha	Cerro Bayo	Palmarejo	Rochester	Endeavor	Kensington	Other	Total
March 31, 2010
Operational mining properties:	$67,327	$10,000	$43,556	$117,201	$97,435	$—	$—	$—	$335,519
Accumulated depletion	(6,401)	(9,276)	(25,679)	(10,511)	(97,435)	—	—	—	(149,302)

	60,926	724	17,877	106,690	—	—	—	—	186,217

Mineral interest(A)	26,642	—	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(2,507)	—	—	(33,937)	—	(5,557)	—	—	(42,001)

	24,135	—	—	1,623,251	—	38,476	—	—	1,685,862

Non-producing and development properties	—	—	—	—	—	—	382,548	142	382,690

Total mining properties	$85,061	$724	$17,877	$1,729,941	$—	$38,476	$382,548	$142	$2,254,769

	San
	Bartolomé	Martha	Cerro Bayo	Palmarejo	Rochester	Endeavor	Kensington	Other	Total
December 31, 2009
Operational mining properties:	$67,327	$10,000	$43,554	$113,167	$97,435	$—	$—	$—	$331,483
Accumulated depletion	(5,793)	(8,968)	(25,679)	(7,232)	(97,435)	—	—	—	(145,107)

	61,534	1,032	17,875	105,935	—	—	—	—	186,376

Mineral interest(A)	26,642	—	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(2,284)	—	—	(24,171)	—	(4,897)	—	—	(31,352)

	24,358	—	—	1,633,017	—	39,136	—	—	1,696,511

Non-producing and development properties	—	—	—	—	—	—	357,027	142	357,169

Total mining properties	$85,892	$1,032	$17,875	$1,738,952	$—	$39,136	$357,027	$142	$2,240,056

(A)	Balance represents acquisition cost of mineral interest
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
Mineral Interests
     Endeavor Mine: The Endeavor mine is an underground silver and base metal operation located in North Central New South Wales. On May 23, 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly-owned subsidiary of Coeur acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million, including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are developed. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.
     On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia has received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce thresholds and therefore, CDE Australia realized a reduction in revenues in the fourth quarter of 2008 of approximately $73,000 as a result of the silver price sharing provision. CDE Australia has received approximately 2.7 million payable ounces to-date and the current ore reserve contains approximately 9.8 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.
Non-Producing and Development Properties
     Kensington: Kensington is a gold property located near Juneau, Alaska where production is expected to commence in July 2010. The mine has been constructed as an underground gold mine accessed by a horizontal tunnel and will utilize conventional and mechanized underground mining methods. The ore will be processed in a flotation mill that produces a concentrate which will be sold to third-party smelters.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 8 – LONG TERM DEBT AND ROYALTY OBLIGATION

	March 31,	December 31,
(In thousands)	2010	2009
3.25% Convertible Senior Notes due March 2028	$79,584	$125,323
1.25% Convertible Senior Notes due January 2024	1,859	22,232
Senior Term Notes due December 31, 2012	91,667	—
Capital lease obligations	33,866	30,305
Kensington term facility	28,233	15,464
Bank loans	6,643	7,476

Total	241,852	200,800

Less: current portion	(51,155)	(15,403)

Total long-term debt	$190,697	$185,397

3.25% Convertible Senior Notes due 2028
     As of March 31, 2010, the outstanding balance of the 3.25% convertible Senior Notes was $93.1 million or $79.6 million, net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
     Each holder of the notes may require that the Company repurchase some or all of such holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
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
     During the first quarter of 2010, $55.3 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 3.6 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $5.1 million.
     The fair value of the notes outstanding, as determined by market transactions at March 31, 2010 and December 31, 2009, was $89.4 million and $131.3 million, respectively. The carrying value of the equity component at March 31, 2010 and December 31, 2009 was $20.9 million and $33.4 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     At March 31, 2010 and 2009, the Company had $13.5 million and $39.7 million, respectively, of debt discount remaining and the effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the first quarters of 2010 and 2009, interest expense was $1.2 million and $1.8 million, respectively, and accretion of the debt discount was $1.4 million and $2.2 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of March 31, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining $1.9 million principal amount of 1.25% Convertible Notes are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
     The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime after January 18, 2011. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
     During the first quarter of 2010, $20.4 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $1.9 million as of March 31, 2010. The Company recognized a loss on the repurchase of $1.7 million.
     The fair value of the notes outstanding, as determined by market transactions on March 31, 2010 and December 31, 2009, was $1.7 million and $22.8 million, respectively.
     Interest on the notes for the quarter ended March 31, 2010 was $0.01 million. Interest on the notes for the quarter ended March 31, 2009 was $0.5 million.
Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued shares of its common stock valued at $4.2 million as financing costs. The principal of the Notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the Notes in cash, shares of common stock or a combination of cash and shares of common stock.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
The stated interest rate on the Notes is 6.50%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. In March 2010, the Company paid $8.3 million in principal and $1.0 million in interest in exchange for 712,003 shares of the Company’s stock. The effective interest rate was approximately 13%, which includes a loss of $1.0 million in connection with this quarterly debt payment, recorded in gain (loss) on debt extinguishments.
Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse whereby Credit Suisse agreed to provide Coeur Alaska, a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning three months after an approximate twelve month grace period commencing November 2009, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.
     As of March 31, 2010, the Company has $28.2 million outstanding bearing interest at 5.2% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; (iv) debt service coverage ratio; and (v) maximum production cost. Events of default in the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse event; (iii) loss of or failure to obtain applicable permits; or (iv) failure to achieve final completion date.
     As a condition of the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.
Bank Loans
     On November 27, 2009, the Company’s wholly owned Bolivian subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing interest at approximately 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011.
     During 2008, Empressa Minera Manquiri received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction and is yet to be exercised. The royalty obligation is accreted to its expected value over the expected minimum payment period based on an implicit interest rate. The Company used an interest rate of 27.4% to discount the original obligation. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The price volatility associated with this minimum royalty obligation is considered an embedded derivative under U.S. GAAP and is described in Note 13, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold production royalty. During the three months ended March 31, 2010, the Company paid $9.0 million of the Royalty Obligation. As of March 31, 2010 and December 31, 2009, the remaining obligation balance was $84.0 million and $84.8 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2010 and 2009, the Company capitalized interest of $4.1 million and $17.7 million, respectively.
NOTE 9 – RECLAMATION AND MINE CLOSURE
     Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation cost for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels and capital and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.
     Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended
	March 31,
	2010	2009

Asset retirement obligation – January 1	$38,193	$34,662
Accretion	835	770
Addition and changes in estimates	18	—
Settlements	(1,134)	(245)

Asset retirement obligation – March 31	$37,912	$35,187

     In addition, the Company has accrued $1.6 million and $1.7 million as of March 31, 2010 and December 31, 2009, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 10 – INCOME TAXES
     For the three months ended March 31, 2010, the Company reported an income tax benefit of approximately $11.5 million compared to an income tax benefit of $0.1 million for the three months ended March 31, 2009. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Current:
United States – Alternative minimum tax	$—	$(269)
United States – Foreign withholding	(491)	(260)
Argentina	(13)	(465)
Australia	—	(158)
Mexico	(50)	(42)
Bolivia	831	—
Deferred:
United States	1,571	1,549
Australia	(290)	(327)
Bolivia	(1,423)	(4,418)
Chile	(343)	339
Mexico	11,703	4,136

Income tax benefit	$11,495	$85

     The income tax benefit for the three months ended March 31, 2010 and 2009 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2010 through 2025. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 11 – STOCK-BASED COMPENSATION PLANS
     The Company has an Annual Incentive Plan, a Long-Term Incentive Plan (the “2003 Long-Term Incentive Plan”) and the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation charged to operations and capital projects under these Plans was $2.2 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.
     Stock options and Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity based awards and SARs are accounted for as liability based awards. The value of the SARs are remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.

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
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2010 and 2009 for stock based compensation awards was $1.4 million and $1.7 million, respectively. The SARs, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of March 31, 2010, there was $3.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.96 years.
     The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at March 31, 2010. There were no stock options granted during the first quarter of 2010. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant		As of March 31,
	SARs and
	Stock
	Options	SARs	SARs
	2009	2010	2010
Weighted average fair value of stock options granted and SARs outstanding	$3.90	$10.19	$10.12
Expected volatility	70.8%	73.7%	75.2%
Expected life	6.0 years	6.0 years	5.5 years
Risk-free interest rate	2.1%	2.7%	2.7%
Expected dividend yield	—	—	—
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     The following table summarizes stock option and SARs activity for the three months ended March 31, 2010:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2009	392,678	$23.48	112,471	$10.00
Granted	—	—	151,287	15.40
Exercised	(3,978)	10.00	(2,732)	10.00
Canceled/forfeited	(27,435)	19.56	(11,584)	10.00

Outstanding at March 31, 2010	361,265	$23.93	249,442	$13.28

     Options to purchase 254,162 shares were exercisable at March 31, 2010 at a weighted average exercise price of $28.17.
     As of March 31, 2010, there was $1.0 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.7 years.
     The following table summarizes restricted stock and restricted stock units activity for the three months ended March 31, 2010:

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted
	Number of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	134,389	$15.95	67,485	$18.06
Granted	—	—	91,378	15.40
Vested	(53,198)	20.82	(22,500)	15.24
Cancelled/Forfeited	(11,585)	10.31	(6,950)	14.74

Outstanding at March 31, 2010	69,606	$13.17	129,413	$14.98

     As of March 31, 2010, there was $1.0 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.7 years.
     The following table summarizes performance shares and performance units’ activity for the three months ended March 31, 2010:

	Performance Shares		Performance Units
		Weighted		Weighted
	Number of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	136,298	$16.59	67,485	$27.53
Granted	—	—	91,378	19.94
Vested	—	—	—	—
Cancelled/Forfeited	(35,326)	17.94	(10,426)	20.30

Outstanding at March 31, 2010	100,972	$16.12	148,437	$19.53

     As of March 31, 2010, there was $1.4 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.3 years.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 12 – DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense were $0.2 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, which is based on a percentage of the salary of eligible employees.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended March 31, 2010 and 2009 were $0.2 million and $0.2 million, respectively.
NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation that is described in Note 8, Long Term Debt, Franco Nevada Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. The price volatility associated with minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2010 and December 31, 2009 was a liability of $79.7 million and $78.0 million, respectively. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant at March 31, 2010 and December 31, 2009 was $7.6 million and $6.3 million, respectively. These derivative instruments are recorded in prepaid expenses and other, current or non-current royalty obligation on the balance sheet and adjusted to fair value through current earnings. During the three months ended March 31, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $1.7 million and a gain of $1.3 million, respectively. During 2010, realized losses on settlement of the liabilities were $3.2 million. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
     Prior to December 31, 2009, the Company had entered into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2010, the Company had MXP foreign exchange contracts of $18.9 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.76 MXP to each U.S. dollar and had a fair value of $1.8 million at March 31, 2010. The Company recorded mark-to-market gains (losses) of $0.5 million and $(3.8) million for the three months ended March 31, 2010 and 2009, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains of $0.04 million and $0.6 million in production costs applicable to sales during the three months ended March 31, 2010 and 2009, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
Gold Lease Facility
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of March 31, 2010, the Company had 17,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next four months on scheduled delivery dates. As of March 31, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $9.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     As of March 31, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 5.1% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $18.7 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of March 31, 2010 was $19.0 million. A credit risk adjustment of $0.3 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $18.7 million. For the three months ended March 31, 2010 and 2009, mark-to market adjustments for the gold lease facility amounted to a gain of a $1.4 million and a loss of $0.1 million, respectively. The Company recorded realized losses of $2.0 and $0.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2010, the Company had outstanding provisionally priced sales of $18.7 million, consisting of 1.0 million ounces of silver and 1,266 ounces of gold, which had a fair value of $19.3 million including the embedded derivative. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative.
Commodity Derivatives
     Prior to December 31, 2009, the Company had purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At March 31, 2010, the Company held put options allowing it to deliver 3.6 million ounces of silver at a weighted average strike price of $9.32 per ounce. The contracts will expire over the next six months.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     In connection with the Credit Suisse credit facility described in Note 8, Kensington Term Facility, at March 31, 2010, the Company had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of March 31, 2010 the fair market value of these contracts was a net liability of $1.4 million.
     During the three months ended March 31, 2010, outstanding put options allowing it to deliver 1.8 million ounces of silver at an average strike price of $9.00 per ounce expired. The Company recorded realized losses of $0.7 million included in fair value adjustments, net.
     As of March 31, 2010, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2010	2011	2012	Thereafter
Palmarejo gold production royalty	17,592	24,027	24,865	108,476
Average gold price in excess of minimum contractual deduction	$469.09	$480.51	$497.27	$494.90
Notional ounces	37,503	50,004	50,004	219,188

Franco-Nevada Warrant	5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,455	—	—	—

Mexican peso forward purchase contracts	18,900	—	—	—
Average rate (MXP/$)	$13.76	—	—	—
Mexican peso notional amount	260,063	—	—	—

Gold lease forward purchase contracts	15,009	—	—	—
Average gold forward price	$881.36	—	—	—
Notional ounces	17,029	—	—	—

Silver concentrate sales agreements	17,286	—	—	—
Average silver price	$16.81	—	—	—
Notional ounces	1,028,570	—	—	—

Gold concentrate sales agreements	1,385	—	—	—
Average gold price	$1,093.70	—	—	—
Notional ounces	1,266	—	—	—

Gold put options purchased	360	3,240	2,880	2,520
Average gold strike price	$862.50	$862.50	$862.50	$862.50
Notional ounces	5,000	45,000	40,000	35,000

Gold call options sold	360	3,240	2,880	2,520
Average gold strike price	$1,688.50	$1,688.50	$1,688.50	$1,688.50
Notional ounces	5,000	45,000	40,000	35,000

Silver put options	1,368	—	—	—
Average silver strike price	$9.32	—	—	—
Notional ounces	3,600,000	—	—	—

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     The following summarizes classification of the fair value of the derivative instruments as of March 31, 2010 and December 31, 2009:

		As of March 31, 2010
				Non-
	Prepaid	Accrued	Current	current
	Expenses	liabilities	portion of	portion of
	and	and	royalty	royalty
	other	other	obligation	obligation
Gold lease facility	$—	$18,705	$—	$—
Forward foreign exchange contracts	1,791	—	—	—
Palmarejo gold production royalty	—	—	12,851	66,848
Franco-Nevada warrant	7,643	—	—	—
Put and call options	7	1,427	—	—
Concentrate sales contracts	746	116	—	—

	$10,187	$20,248	$12,851	$66,848

		As of December 31, 2009
	Prepaid	Accrued	Current	Non- current
	Expenses	liabilities	portion of	portion of
	and	and	royalty	royalty
	other	other	obligation	obligation
Gold lease facility	$—	$28,506	$—	$—
Forward foreign exchange contracts	1,490	155	—	—
Palmarejo gold production royalty	—	—	12,174	65,839
Franco-Nevada warrant	6,339	—	—	—
Put and call options	121	964	—	—
Concentrate sales contracts	624	580	—	—

	$8,574	$30,205	$12,174	$65,839

     The following represent mark-to-market gains (losses) on derivative instruments as of March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Gold lease facility	$1,402	$(100)
Forward foreign exchange contracts	456	(3,754)
Palmarejo gold royalty	(1,686)	(12,745)
Franco-Nevada warrant	1,303	1,423
Put and call options	164	(167)
Senior secured floating note warrant	—	4,277
Senior secured floating note conversion option	—	1,820

	$1,639	$(9,246)

     In the three months ended March 31, 2010 and 2009, the company recorded realized losses of $5.9 million and $0.2 million in fair value adjustments, net and a gain of $0.04 million and $0.6 million recorded in production costs applicable to sales related to forward foreign exchange contracts.
Credit Risk
     The credit risk exposure related to any potential derivative instruments is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals only with a group of large credit-worthy financial institutions and limits credit exposure to each. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where positions may need to be revised the Company deals only in markets that it considers highly liquid.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
     The Company maintains three labor agreements in South America, consisting of a labor agreement with Sindicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Bolivia. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 12, 2006 to June 1, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. As of March 31, 2010, approximately 17% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of March 31, 2010, the total benefit expected to be incurred under this plan is approximately $5.0 million. The liability is recognized ratably over the minimum future service period. The amount accrued as of March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Beginning Balance	$589	$445
Accruals	67	35
Payments	—	—

Ending Balance	$656	$480

     The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for statutory termination benefits in these locations of approximately $3.9 million as of March 31, 2010.
Kensington Production Royalty
     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc., giving Coeur 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475, with the royalty to be capped at 1.0 million ounces of production.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
NOTE 15 – SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities) and the sales of metals to these companies amounted to approximately 80.2% and 73.6% of total metal sales for the three months ended March 31, 2010 and 2009, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company refines and markets its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia and the United States (Penoles, Valcambi, Nyrstar, Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 19.8% and 26.4% of total metal sales for the three months ended March 31, 2010 and 2009, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.
NOTE 16 – SEGMENT REPORTING
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
     The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Mina Martha, Rochester, Endeavor and Cerro Bayo mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note 4). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Mitsui, Mitsubishi, Standard Bank, Auramet and INTL Commodities. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $59.6 million and $40.6 million in the three months ended March 31, 2010 and 2009, respectively. Revenues from gold sales were $27.9 million and $4.5 million in the three months ended March 31, 2010 and 2009, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     Financial information relating to the Company’s segments is as follows:

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other	Total

Three Months Ended March 31, 2010

Sales of metals	$10,751	$—	$15,020	$2,312	$14,592	$—	$44,830	$—	$87,505

Productions costs applicable to sales	5,789	—	7,326	618	9,403	—	27,883	—	51,019
Depreciation and depletion	465	1,054	2,485	660	3,177	—	20,793	139	28,773
Exploration expense	21	—	1,210	—	—	13	480	796	2,520
Other operating expenses	172	1,077	—	—	—	—	314	6,617	8,180

Interest and other income	—	(338)	(770)	—	(39)	—	2,164	379	1,396
Interest expense	—	—	(38)	—	(71)	—	(5,467)	(229)	(5,805)
Loss on debt extinguishment	—	—	—	—	—	—	—	(7,858)	(7,858)
Fair market adjustments, net	—	—	—	—	—	(463)	(3,546)	(249)	(4,258)
Income tax benefit (expense)	—	(343)	(13)	—	(592)	—	11,703	740	11,495

Net income (loss)	$4,304	$(2,812)	$3,178	$1,034	$1,310	$(476)	$214	$(14,769)	$(8,017)

Segment assets (A)	29,720	37,478	33,627	40,755	277,768	433,468	2,137,098	7,707	2,997,621
Capital expenditures (B)	1	2	(8)	—	546	29,901	16,507	240	47,189

					San
	Rochester	Cerro Bayo	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Project	Mine	Other	Total

Three Months Ended March 31, 2009

Total net sales of metals	$9,380	$1,715	$8,873	$1,301	$23,815	$—	$—	$—	$45,084

Productions costs applicable to sales	4,707	1,211	4,470	354	15,188	—	—	—	25,930
Depreciation and depletion	470	1,068	1,318	365	5,173	—	—	138	8,532
Exploration expense	(24)	738	371	—	—	12	2,097	633	3,827
Other operating expenses	168	1,331	—	—	—	(1)	200	7,376	9,074

Interest and other income	99	743	(867)	—	861	—	85	(34)	887
Interest expense	—	—	(107)	—	(44)	(7)	1,166	(1,773)	(765)
Gain on debt extinguishment	—	—	—	—	—	—	—	15,703	15,703
Fair value adjustments, net	—	—	—	—	—	—	(11,322)	2,076	(9,246)
Income tax benefit (expense)	—	339	(465)	—	(4,418)	—	4,136	493	85

Net income (loss) from continuing operations	4,158	(1,551)	1,275	582	(147)	(18)	(8,232)	8,318	4,385
Net income (loss) from discontinued operations	—	—	—	—	—	—	—	1,673	1,673

Net income (loss)	$4,158	$(1,551)	$1,275	$582	$(147)	$(18)	$(8,232)	$9,991	$6,058

Segment assets (A)	$38,058	$42,632	$33,004	$40,731	$291,409	$348,549	$2,079,502	$33,726	$2,907,611
Capital expenditures(B)	$51	$331	$381	$—	$5,653	$6,343	$65,511	$44	$78,314

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

	As of March 31,
	2010	2009

Assets
Total assets for reportable segments	$2,997,621	$2,907,611
Cash and cash equivalents	55,962	38,146
Other assets	79,919	86,527

Total consolidated assets	$3,133,502	$3,032,284

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
Geographic Information

	As of March 31,
	2010	2009

Long Lived Assets:
United States	$437,379	$353,616
Australia	38,476	63,689
Chile	24,803	28,553
Argentina	9,523	17,594
Bolivia	246,371	259,982
Mexico	2,048,927	2,045,376
Other countries	144	154

Total	$2,805,623	$2,768,964

	Three Months Ended
	March 31
	2010	2009

Revenues:
United States	$10,751	$9,380
Australia	2,312	1,301
Chile	—	1,715
Argentina	15,020	8,873
Bolivia	14,592	23,815
Mexico	44,830	—

Total	$87,505	$45,084

NOTE 17 – LITIGATION AND OTHER EVENTS
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
     By letter dated February 25, 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it found credible evidence that supports the Department’s conclusion that Callahan is a potentially liable person for a release of a hazardous substance at the Van Stone Mine located approximately 21 miles north east of Colville, Washington. The rights and liabilities of a “potentially liable person” are described under Washington law. The Department of Ecology alleges that Callahan sold the property in 1990. This is prior to Coeur’s acquisition of Callahan, and therefore Coeur has no knowledge of the facts and circumstances surrounding Washington’s allegations. If Callahan might have liability, it has no substantial assets with which to satisfy it. To date no claim has been made for any cleanup costs against Callahan.
NOTE 18 – SUBSEQUENT EVENTS
     Pursuant to privately-negotiated agreements dated April 1, 2010, May 5, 2010 and May 6, 2010, the Company agreed to exchange $44.4 million of its 3.25% Convertible Senior Notes due 2028 for the number of shares of its common stock set forth below. In connection with such agreements, the Company issued 2.3 million shares of Common Stock; and will issue a number of shares of Common Stock equal to (a) $9,500,000, divided by (b) the arithmetic mean of the two lowest daily volume-weighted average prices of the Company’s Common Stock during the ten consecutive trading days commencing May 7, 2010.
     On May 1, 2010, the Company signed a definitive Share and Asset Purchase Agreement (“SPA”) with Mandalay Resources Corporation (“Mandalay”) (TSX-V: MND) to purchase 100% of Coeur’s wholly-owned subsidiary Compania Minera Cerro Bayo (“Minera Cerro Bayo”). The chief asset of Minera Cerro Bayo is the Cerro Bayo silver-gold mine in southern Chile, which the Company has had on care and maintenance since October 2008. Under the terms of the SPA, Coeur will receive the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6,029,000 in cash; (ii) common shares of Mandalay worth CAD$5,000,000 valued at the closing price of the equity financing described below; (iii) 125,000 ounces of silver to be delivered in six equal installments commencing in the third quarter of 2011; (iv) a 2.0% Net Smelter Royalty (“NSR”) on production from Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver; and (v) existing value-added taxes (“VAT”) collected from the Chilean government in excess of $3.5 million will be payable to Coeur. As part of the transaction, Mandalay will also pay the next $6,000,000 of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. The transaction is subject to several conditions including completion of an equity financing by Mandalay to fund the cash portion of the purchase price, restart costs and working capital, and appropriate regulatory approval. The transaction is expected to close by the end of May 2010 and will result in a loss of approximately $1.0 million to be recorded in our second quarter of 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – (Continued)
     On April 14, 2010, the Company’s wholly owned Bolivian subsidiary, Empressa Minera Manquiri, entered into a short-term borrowing with Banco de Credito in the amount of $2.5 million bearing interest at approximately 5%. The short-term bank loan matures on June 20, 2010.
The Company has evaluated subsequent events occurring through May 10, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other publicly available information.
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
     MD&A includes references to total operating cash costs and cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and is not a measurement calculated under U.S. GAAP. A reconciliation of total operating cash costs and cash costs per ounce to production expenses, which is calculated under U.S. GAAP, is also provided in the section titled “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.
General
     The Company is a large primary silver producer with growing gold production and it has assets located in the United States, Mexico, Bolivia, Argentina, Chile and Australia. The Palmarejo mine, San Bartolomé mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first quarter of 2010. Coeur is an Idaho corporation incorporated in 1928.
     The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cashflow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.

The Company’s management focuses on maximizing cash flow from its existing operations, the main factors of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on reducing its non-operating costs in order to maximize cashflow.
     The results of the Company’s operations are significantly affected by fluctuation in prices of silver and gold, which may fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, we face challenges including raising capital and increasing production and dealing with social, political and environmental issues. Operating costs at our mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect our U.S. dollar costs.
     In addition to the matters discussed above regarding the key factors of the Company’s business strategy, the most important matters management considers in evaluating the Company’s financial condition and results of operations include:
•
The average price of silver (Handy & Harman) and gold (London Final) for the three months ended March 31, 2010 was $16.92 and $1,109 per ounce, respectively. The market price of silver and gold on May 6, 2010 was $17.60 per ounce and $1,185 per ounce, respectively.

•
The Company owns 100% of Coeur Mexicana S.A. de C.V., which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. During the first quarter of 2010 Palmarejo produced 1.3 million ounces of silver and 22,577 gold ounces. Silver recoveries improved to 72.7% as compared to recoveries of 66.3% in 2009.

•
The Company owns 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, a surface silver mine in Bolivia where commercial production commenced in June 2008. San Bartolomé produced 1.0 million ounces of silver during the first quarter of 2010. San Bartolomé has begun mining operations in a high grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal. The Huacajchi was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. Access to the Huacajchi and its higher grade material is expected to have a beneficial impact on production and costs at the mine. Other mining areas above the 4,400 meter level continue to be temporarily suspended while stability studies of Cerro Rico Mountain are under taken by COMIBOL, the state owned mining organization. See discussion under operating highlights and statistics, San Bartolomé for further details.

•
The Company owns 100% of Coeur Alaska, Inc. (“Coeur Alaska”), which owns the Kensington property, an advanced underground gold property located north of Juneau, Alaska. Construction activities remain on schedule and on budget and production is expected to begin in July 2010.

•
The Company owns 100% of Coeur Rochester, Inc., which operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada since 1986. The active mining of ore at the Rochester mine was completed during 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations. During 2009, the Company completed a technical and economic evaluation of the continuation of mining operations at its Rochester mine. This study envisions an average of 2.9 million ounces of incremental annual silver production and 30,000 ounces of further gold production through 2017. The Company expects to complete the permitting necessary for construction of facilities this year to restart active mining in early 2011. Rochester produced 0.5 million ounces of silver and 2,690 ounces of gold in the first quarter of 2010.

•
The Company owns 100% of the capital stock of Coeur Argentina S.R.L. which owns and operates the underground high-grade silver and gold Martha mine located in Santa Cruz, Argentina. During the first quarter of 2010, Martha produced 365,226 ounces of silver. Due to depletion of the ore reserve at the Martha mine, the Company expects operating activities will cease in late 2010, unless additional mineralization is discovered during the year. In addition, the Company is pursuing strategic alternatives at Martha.

     Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.
Operating Highlights and Statistics
South American Operations
     San Bartolomé Mine:
     Silver production for the first quarter of 2010 was 1.0 million ounces of silver compared to 2.1 million ounces of silver in the first quarter of 2009. Total operating costs per ounce during the first quarter of 2010 were $9.98 and total cash costs per ounce, which include royalties and taxes, were $10.84 compared to total cash operating costs per ounce of $6.74 and total cash costs per ounce of $8.17 during the first quarter of 2009. The decreased production and the increased total cash costs per ounce occurred primarily because of the temporary suspension of mining above the 4,400 meter level of the Cerro Rico Mountain which was mandated in October 2009 as discussed below.
     On October 14, 2009, the Bolivian state-owned mining organization, (“COMIBOL”), announced by resolution its temporarily suspension of mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. Cerro Rico mountain is a historic mining area that is the subject of centuries of unregulated underground mining by numerous groups and individuals. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives. It is uncertain at this time how long the temporary suspension will remain in place.
     In March, 2010, San Bartolomé resumed mining operations of high grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal. The Huacajchi was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. Access to the Huacajchi deposit and its higher grade material is expected to have a beneficial impact on production and costs at the mine. Monthly production levels increased to approximately 452,000 ounces of silver during March 2010, up from 282,000 ounces of silver in January 2010. Other mining areas above the 4,400 meter level continue to be temporarily suspended while stability studies of Cerro Rico Mountain are under taken by COMIBOL.
     Martha Mine:
     Silver production decreased 54.8% to 365,226 ounces in the first quarter of 2010 compared to 808,007 ounces in the first quarter of 2009. The decrease in silver production was primarily due to a 36.8% decrease in tons milled and a decrease of 22.4% in silver grades.

Total cash operating costs per ounce in the first quarter of 2010 were $15.47 and total cash costs per ounce, including royalties and taxes, were $15.95 as compared to $5.74 and $6.21, respectively, during the first quarter of 2009. The increase in total cash cost per ounce was primarily due to a decrease in silver production attributable to a 36.8% decrease in tons milled in the first quarter of 2010 compared to the first quarter of 2009. The Company expects active mining operations will cease in late 2010 unless additional mineralization is discovered during the year. In addition, the Company is pursuing strategic alternatives at Martha.
     Cerro Bayo Mine:
     On October 31, 2008, the Company temporarily suspended operating activities at the Cerro Bayo mine due primarily to higher operating costs. There was no production at the mine during the three months ended March 31, 2010 and 2009. On May 4, 2010, the Company announced that it had agreed to sell to Mandalay Resources its 100% of the shares of its wholly owned subsidiary Compania Minera Cerro Bayo. See Note 18, Subsequent Events, for further details.
North American Operations
     Palmarejo Mine:
     The Palmarejo mine commenced commercial production on April 20, 2009. Silver production during the first quarter of 2010 was 1.3 million ounces and 22,577 ounces of gold. Cash operating costs and total cash costs per ounce during the first quarter were $5.41. Silver production increased 10% and gold production increased 9% over the prior quarter while cash operating costs per ounce declined 12%. In addition, silver recoveries continued to increase during the first quarter of 2010.
     Rochester Mine:
     Silver production was 522,159 ounces and gold production was 2,690 ounces during the first quarter of 2010 compared to 469,861 ounces of silver and 2,818 ounces of gold in the first quarter of 2009. Production was higher due to increased ounces recovered from the ore on leach pad. Total cash operating costs per ounce in the first quarter of 2010 were $1.68 and total cash costs per ounce, including production taxes, were $2.35 in the first quarter of 2010 as compared to total cash operating costs per ounce of $2.82 and total cash costs per ounce of $3.36 in the first quarter of 2009. The decrease in total cash cost per ounce was primarily due to an increase in by-product credits related to increases in gold prices as compared to the first quarter of 2009.
     The Company completed a study for continuation of active mining operations in the first quarter of 2010 and is working towards a potential expansion of mining activities in early 2011.
Australia Operations
     Endeavor Mine:
     Silver production at the Endeavor mine in the first quarter of 2010 was 204,253 ounces of silver compared to 141,814 ounces of silver in the first quarter of 2009. The increase in silver production was primarily due to a 174.8% increase in ore grades partially offset by a 22.2% decrease in tons milled as compared to the first quarter of 2009. Total cash costs per ounce of silver produced were $7.40 in the first quarter of 2010 compared to $4.94 in the first quarter of 2009. The increase in total cash cost per ounce was primarily due to the price participation component terms of the transaction which were not in effect during the first quarter of 2009. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     As of March 31, 2010, CDE Australia had recovered approximately 52% of the transaction consideration consisting of 2.7 million payable ounces, or 13.3% of the 20 million maximum payable silver ounces to which CDE Australia is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce cap to which CDE Australia is entitled under the terms of the silver sale and purchase agreement.

Operating Statistics from Continuing Operations
     The following table presents information by mine and consolidated sales information for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Palmarejo(A)
Tons milled	458,006	—
Ore grade/Ag oz	3.91	—
Ore grade/Au oz	0.05	—
Recovery/Ag oz (A)	72.7%	—
Recovery/Au oz (A)	92.1%	—
Silver production ounces	1,300,593	—
Gold production ounces	22,577	—
Cash operating costs/oz	$5.41	—
Cash cost/oz	$5.41	—
Total production cost/oz	$21.39	—
San Bartolomé
Tons milled	293,106	363,779
Ore grade/Ag oz	3.74	6.80
Recovery/Ag oz	94.8%	85.4%
Silver production ounces	1,039,926	2,113,551
Cash operating costs/oz	$9.98	$6.74
Cash cost/oz	$10.84	$8.17
Total production cost/oz	$13.89	$10.62
Martha Mine
Tons milled	17,575	27,817
Ore grade/Ag oz	24.59	31.69
Ore grade/Au oz	0.03	0.04
Recovery/Ag oz	84.5%	91.7%
Recovery/Au oz	88.5%	84.4%
Silver production ounces	365,226	808,007
Gold production ounces	515	973
Cash operating costs/oz	$15.47	$5.74
Cash cost/oz	$15.95	$6.21
Total production cost/oz	$22.31	$7.62
Rochester(B)
Silver production ounces	522,159	469,861
Gold production ounces	2,690	2,818
Cash operating costs/oz	$1.68	$2.82
Cash cost/oz	$2.35	$3.36
Total production cost/oz	$3.37	$4.44
Endeavor
Tons milled	129,872	166,971
Ore grade/Ag oz	3.27	1.19
Recovery/Ag oz	48.1%	71.5%
Silver production ounces	204,253	141,814
Cash operating costs/oz	$7.40	$4.94
Cash cost/oz	$7.40	$4.94
Total production cost/oz	$10.63	$7.52
CONSOLIDATED PRODUCTION TOTALS(C)
Silver ounces	3,432,157	3,533,233
Gold ounces	25,782	3,791
Cash operating costs/oz	$7.41	$5.92
Cash cost per oz/silver	$7.83	$6.95
Total production cost/oz	$15.84	$8.99
CONSOLIDATED SALES TOTALS (D)
Silver ounces sold	3,633,695	3,224,285
Gold ounces sold	25,734	5,096
Realized price per silver ounce	$16.84	$12.34
Realized price per gold ounce	$1,104	$876

(A)	Palmarejo achieved commercial production on April 20, 2009.

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
“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, royalties, in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expenses, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties, if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.
Total operating costs and cash costs per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them it and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below.

     The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which is calculated in accordance with U.S. GAAP:
Three Months Ended March 31, 2010
(In thousands except ounces and per ounce costs)

		San
	Palmarejo(1)	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	1,300,593	1,039,926	365,226	522,159	204,253	3,432,157
Cash operating cost per ounce	$5.41	$9.98	$15.47	$1.68	$7.40	$7.41
Cash costs per ounce	$5.41	$10.84	$15.95	$2.35	$7.40	$7.83

Total Operating Cost (Non-U.S. GAAP)	7,030	10,379	5,648	878	1,511	25,446
Royalties	—	892	177	—	—	1,069
Production taxes	—	—	—	348	—	348

Total Cash Costs (Non-U.S. GAAP)	7,030	11,271	5,825	1,226	1,511	26,863
Add/Subtract:
Third party smelting costs	(784)	—	(693)	—	(264)	(1,741)
By-product credit (2)	25,045	—	571	2,988	—	28,604
Other adjustments	—	—	6	68	—	74
Change in inventory	(3,408)	(1,868)	1,617	1,507	(629)	(2,781)
Depreciation, depletion and amortization	20,793	3,177	2,317	465	660	27,412

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$48,676	$12,580	$9,643	$6,254	$1,278	$78,431

Three Months Ended March 31, 2009
(In thousands except ounces and per ounce costs)

		San
	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	—	2,113,551	808,007	469,861	141,814	3,533,233
Cash operating costs per ounce	$—	$6.74	$5.74	$2.82	$4.94	$5.92
Cash costs per ounce	$—	$8.17	$6.21	$3.36	$4.94	$6.95

Total operating cost (Non-U.S. GAAP)	$—	$14,247	$4,635	$1,326	$701	$20,909
Royalties	—	3,024	384	—	—	3,408
Production taxes	—	—	—	254	—	254

Total cash costs (Non-U.S. GAAP)	—	17,271	5,019	1,580	701	24,571
Add/Subtract:
Third party smelting costs	—	—	(1,467)	—	(272)	(1,739)
By-product credit(2)	—	—	883	2,557	—	3,440
Other adjustments	—	8	—	35	—	43
Change in inventory	—	(2,091)	35	535	(73)	(1,594)
Depreciation, depletion and amortization	—	5,173	1,140	470	365	7,148

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$—	$20,361	$5,610	$5,177	$721	$31,869

(1)
The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(2)	Amounts include final metal settlement adjustments.

     The following tables present a reconciliation between non-U.S. GAAP cash costs per ounce to U.S. GAAP production costs applicable to sales reported in Discontinued Operations for the years ended (see Note 4 — Discontinued Operations):

Three Months
Ended
March 31,
Broken Hill	2009
Production of Silver (ounces)	389,410

Cash operating costs per ounce	$3.45

Cash Costs per ounce	$3.45

Total Cash Costs (Non-U.S. GAAP)	1,343
Add/Subtract:
Third party smelting costs	(530)
Change in inventory	(28)
Depreciation, depletion and amortization	747

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$1,532

Exploration Activity
     In the three months ended March 31, 2010, the Company spent approximately $3.8 million on its global exploration program. The majority of this was devoted to exploration around its large operating properties.
Palmarejo (Mexico)
     The Company spent $1.6 million on exploration at the Palmarejo District during the three months ended March 31, 2010 to discover new silver and gold mineralization and define new ore reserves.
     The major part of this work was on drilling around the Palmarejo mine from both surface and underground platforms. Over 11,400 meters (37,400 feet) of core drill was completed in the quarter. In addition drilling recommenced on the Guadalupe Norte target at the north end of the long Guadalupe mineral system in the Palmarejo District.
Cerro Bayo Mine (Chile)
     No exploration was conducted at Cerro Bayo during the first quarter of 2010.
Martha Mine (Argentina)
     No exploration work was conducted at the mine in the first quarter of 2010.
     In addition to its holdings at the Martha mine, the Company also conducts exploration in other parts of the Santa Cruz Province in Argentina. In the first quarter of 2010 the Company focused this effort on the Joaquin property, on which the Company has an option to acquire a majority, managing joint venture interest with Mirasol Resources Ltd. At Joaquin a fourth phase of drilling and further reconnaissance to identify new targets commenced in the first quarter of 2010. Nearly 3,800 meters (12,500 feet) was completed at the La Negra and La Morocha targets. A total of $1.2 million was spent in Argentina in the quarter.
Kensington (USA)
     Exploration consisted of mapping and sampling, and completion of a new drill drift to support exploration drilling in the second quarter of 2010. The drilling activities in the first quarter were focused on tight-spaced definition of areas slated for mining this year. Drilling will continue on these areas and will start in second quarter of 2010.

Rochester (USA)
     Exploration work consisted of mapping, sampling and detailed modeling of ore zones slated for future mining at Rochester. In addition, plans for an exploration drill campaign were prepared with a goal of a late second quarter start-up.
Development Projects:
Kensington (Alaska)
     The Company invested $29.9 million at Kensington during the first quarter of 2010 and expects to invest an additional $28 million during the second quarter of 2010 prior to production commencing in July 2010. Production during the mine’s initial, partial year is expected to be approximately 50,000 ounces of gold. Based on an initial 12.5 year mine life from current proven and probable mineral reserves, the Company expects gold production to average approximately 125,000 ounces annually and total operating costs to average $475 per ounce.
Critical Accounting Policies and Estimates
     Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-Q.
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

The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible. Revenue includes sales of by-product gold from its mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.
     At March 31, 2010, the Company had outstanding provisionally priced sales of $18.7 million, consisting of 1.0 million ounces of silver and 1,266 ounces of gold, which had a fair value of $19.3 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,300. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     Estimates. The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.
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
     The Company reported ore on leach pad of $22.7 million as of March 31, 2010. Of this amount, $7.7 million is reported as a current asset and $15.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimated silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease. If our estimate of ultimate recovery requires adjustment, the impact upon our valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$3.09	$2.50	$2.10	$3.51	$3.10	$2.77
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$5.87	$10.65	$12.21	$4.78	$5.84	$6.05
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

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at March 31, 2010.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Sales of metal from continuing operations in the first quarter of 2010 increased by 94.1% or $42.4 million to $87.5 million. The increase in sales of metal was primarily due to an increase in the quantity of gold ounces sold due to contributions from the Company’s Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the first quarter of 2010, the Company sold 3.6 million ounces of silver and 25,734 ounces of gold compared to 3.2 million ounces of silver and 5,096 ounces of gold for the same period in 2009. Realized silver and gold prices were $16.84 and $1,104 per ounce, respectively, in the first quarter of 2010, compared to $12.34 and $876 per ounce, respectively, in the comparable quarter of 2009.
     Included in revenues is the by-product revenue derived from the sale of gold. During the first quarter of 2010, by-product revenues totaled $27.9 million compared to $4.5 million in the first quarter of 2009. The increase is due to additional ounces of gold sold in the first quarter of 2010 primarily as a result of the Company’s Palmarejo mine which operated for the entire first quarter of 2010. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
     In the first quarter of 2010, the Company produced a total of 3.4 million ounces of silver and 25,782 ounces of gold, compared to 3.5 million ounces of silver and 3,791 ounces of gold in the first quarter of 2009. The decrease in silver production is primarily due to the decrease of 1.1 million ounces at the San Bartolomé mine, due to mining restrictions above the 4,400 meter level in 2010 and a decrease of 442,781 ounces at the Martha mine, offset by an increase of 1.3 million ounces from the Company’s Palmarejo mine, which operated at full capacity during the quarter. The increase in gold production in the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the increase of 22,577 ounces of gold from the Palmarejo mine.
     Production costs applicable to sales of metal in the first quarter of 2010 increased to $51.0 million, from $25.9 million in the first quarter of 2009. The increase in production costs is primarily due to costs related to the commencement of operating activities at the Palmarejo mine, which was not in production during the first quarter of 2009.
     Depreciation and depletion increased by $20.3 million, from $8.5 million to $28.8 million, as compared to the first quarter of 2009. The increase is due to depreciation and depletion expense from the Palmarejo mine, which was not in production during the first quarter of 2009.
Costs and Expenses
     Administrative and general expenses decreased by $0.8 million, from $7.5 million to $6.7 million, as compared to the first quarter of 2009. The decrease of 11% is primarily due to ongoing reductions in corporate administrative costs.
     Exploration expenses decreased by $1.3 million to $2.5 million in the first quarter of 2010 compared to $3.8 million in the same period of 2009 as a result of a decreased exploration activities.

     Care and maintenance expenses were $1.5 million during the first quarter of 2010 and was comparable to the first quarter of 2009. Costs were attributed to the non-operating expenses at the Cerro Bayo mine, where operations were temporarily suspended during the fourth quarter of 2008.
Other Income and Expenses
     The Company recognized $7.9 million of losses on debt extinguishments during the first quarter of 2010 from the exchange of a portion of the 3.25% Convertible Senior Notes and the 1.25% Convertible Senior Notes for shares of common stock compared to a gain of $15.7 million during the first quarter of 2009.
     Fair value adjustments, net in the three months ended March 31, 2010 were $4.3 million compared to $9.2 million recorded in the first quarter of 2009. The decrease was due to mark-to-market adjustments driven by variations in gold prices related to the Franco Nevada royalty obligation and warrant, the gold lease facility, warrant to acquire the senior secured floating rate convertible notes, put and call options and forward foreign exchange contracts. See Note 13 of the consolidated financial statements, Derivative Financial Instruments and Fair of Value of Financial Instruments for further discussion.
     Interest and other income in the first quarter of 2010 decreased by $0.5 million to $1.4 million compared with the first quarter of 2009. The decrease was primarily due to losses on foreign currency transactions.
     Interest expense, net of capitalized interest, increased to $5.8 million in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009 due to an increase in interest expense related to accretion expense for the Franco Nevada obligation, gold lease facility, capital lease obligations and other short-term borrowings. See Note 8 of the Company’s consolidated financial statements, Long-Term Debt, for further discussion. In addition, the Palmarejo mine was placed into service in April 2009, thereby decreasing capitalized interest in the first quarter of 2010.
Income Taxes
     For the three months ended March 31, 2010, the Company reported an income tax benefit of approximately $11.5 million compared to an income tax benefit of $0.1 million in the first quarter of 2009. The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Current:
United States – Alternative minimum tax	$—	$(269)
United States – Foreign withholding	(491)	(260)
Argentina	(13)	(465)
Australia	—	(158)
Mexico	(50)	(42)
Bolivia	831	—
Deferred:
United States	1,571	1,549
Australia	(290)	(327)
Bolivia	(1,423)	(4,418)
Chile	(343)	339
Mexico	11,703	4,136

Income tax benefit	$11,495	$85

     During the three months ended March 31, 2010, the Company recognized a current benefit in Bolivia primarily related to inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $11.2 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally Mexico).
     During the three months ended March 31, 2009, the Company recognized a current provision in certain foreign jurisdictions. The Company accrued foreign withholding taxes of approximately $0.3 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. The Company recognized a $5.7 million net deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). In addition, the Company recognized a $4.4 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Bolivia.
Results of Discontinued Operations
     Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, Broken Hill has been reported in discontinued operations for the three month period ended March 31, 2010 and 2009. Income from discontinued operations, net of taxes, was nil during the three months ended March 31, 2010 compared to $2.2 million in the same period of 2009.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended March 31, 2009 (in thousands):

Three Months
Ended
March 31,
2009
Sales of metal	$4,709
Production costs applicable to sales	(786)
Depreciation and depletion	(747)
Income tax expense	(1,503)

Net income from discontinued operations	$1,673

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at March 31, 2010, increased by $42.8 million to approximately $40.2 million compared to a deficit in working capital of $2.6 million at December 31, 2009. The ratio of current assets to current liabilities was 1.2 to 1.0 at March 31, 2010 compared to .99 to 1 at December 31, 2009. The increase in working capital is primarily due to the issuance of the Company’s Senior Term Notes in February 2010.
     Net cash used in operating activities in the three months ended March 31, 2010 was $9.2 million compared with net cash provided by operating activities of $3.0 million in the three months ended March 31, 2009. Excluding changes in operating assets and liabilities, the Company’s operating cash flow provided the following:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(9,230)	$3,046
Changes in operating assets and liabilities:
Receivables and other current assets	11,287	(2,653)
Inventories	2,657	5,162
Accounts payable and accrued liabilities	23,000	1,239

Operating cash flow	$27,714	$6,794

     A total of $48.5 million was used in investing activities in the three months ended March 31, 2010 compared to $70.4 million used in the three months ended March 31, 2009. The decrease of $21.9 million or 31.1%, is primarily due to lower capital investment activity at the Palmarejo mine which was placed into commercial production in April 2009.
     The Company’s financing activities provided $90.9 million of cash during the three months ended March 31, 2010 compared to net cash provided by financing activities of $84.7 million during the three months ended March 31, 2009. The increase in net cash provided by financing activities was primarily due to cash proceeds received from the sale of $100 million Senior Term Notes due December 31, 2012, partially offset by the cash proceeds received in the first quarter of 2009, from the exercise of the warrant to purchase the Senior Secured Floating Rate Convertible Notes due 2012, and proceeds from the Franco Nevada gold production royalty.
     Liquidity
     As of March 31, 2010, the Company’s cash, equivalents and short-term investments totaled $56.0 million. The Company believes that its liquidity and projected operating cashflows will be adequate to meet its obligations for at least the next twelve months. The Company plans to invest approximately $100 million in capital activities during the remainder of 2010 to complete the construction of the Palmarejo and Kensington facilities/mines and for sustaining capital investments at its existing operations.
     The Company may elect to defer some capital investment activities or to secure additional capital to provide additional liquidity. In addition, if the Company decides to pursue the acquisition of additional mineral interests, new capital projects, or acquisitions of new properties, mines or companies, additional financing activities may be necessary. There can be no assurances that such financing will be available when or if needed upon acceptable terms, or at all.

     Capitalized Expenditures
     During the three months ended March 31, 2010, capital expenditures totaled $47.2 million. The Company expended $16.5 million at the Palmarejo project, $29.9 million for construction and development activities at the Kensington project, $0.5 million for the development of the San Bartolomé mine and $0.2 million at the remaining sites.
     Gold Lease Facility
     On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation, or MIC. Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of March 31, 2010, the Company had 17,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next four months on scheduled delivery dates. As of March 31, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $9.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
Debt and Capital Resources
     3.25% Convertible Senior Notes
     As of March 31, 2010, the outstanding balance of the 3.25% convertible Senior Notes was $93.1 million or $79.6 million net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
     Each holder of the notes may require that the Company repurchase some or all of such holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
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
     During the first quarter of 2010, $55.3 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 3.6 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $5.1 million.

     The fair value of the notes outstanding, as determined by market transactions at March 31, 2010 and December 31, 2009, was $89.4 million and $131.3 million, respectively. The carrying value of the equity component at March 31, 2010 and December 31, 2009 was $20.9 million and $33.4 million, respectively.
     At March 31, 2010 and 2009, the Company had $13.5 million and $39.7 million, respectively, of debt discount remaining and the effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the first quarters of 2010 and 2009 interest expense was $1.2 million and $1.8 million, respectively, and accretion of the debt discount was $1.4 million and $2.2 million, respectively.
     1.25% Convertible Senior Notes
     As of March 31, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining $1.9 million principal amount of 1.25% Convertible Notes are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
     The Company is required to make semi-annual interest payments. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime after January 18, 2011. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
     During the first quarter of 2010, $20.4 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $1.9 million as of March 31, 2010. The Company recognized a loss on the repurchase of $1.7 million.
     The fair value of the notes outstanding, as determined by market transactions on March 31, 2010 and December 31, 2009, was $1.7 million and $22.8 million, respectively.
     Interest on the notes for the quarter ended March 31, 2010 was $0.01 million. Interest on the notes for the quarter ended March 31, 2009 was $0.5 million.
     Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued shares of its common stock valued at $4.2 million as financing costs. The principal of the Notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the Notes in cash, shares of common stock or a combination of cash and shares of common stock.

The stated interest rate on the Notes is 6.50%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. In March 2010, the Company paid $8.3 million in principal and $1.0 million in interest in exchange for 712,003 shares of the Company’s stock. The effective interest rate was approximately 13% which includes a loss of $1.0 million in connection with this quarterly debt payment, recorded in gain (loss) on debt extinguishments.
     Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse — Zurich of Switzerland whereby Credit Suisse will provide Coeur Alaska, a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning three months after an approximate twelve month grace period commencing November 2009, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.
     As of March 31, 2010, the Company has $28.2 million outstanding bearing interest at 5.2% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; (iv) debt service coverage ratio; and (v) maximum production cost. Events of default in the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse event; (iii) loss of or failure to obtain applicable permits; or (iv) failure to achieve final completion date.
     As a condition of the Kensington term facility with Credit Suisse — Zurich noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero-cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.
     Bank Loans
     On November 27, 2009, the Company’s wholly owned Bolivian subsidiary, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing interest at approximately 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011.
     During 2008, Empressa Minera Manquiri received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
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

Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction and is yet to be exercised. The royalty obligation is accreted to its expected value over the expected minimum payment period based on an implicit interest rate. The Company used an interest rate of 27.4% to discount the original obligation. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The price volatility associated with this minimum royalty obligation is considered an embedded derivative under U.S. GAAP and is described in Note 13, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold production royalty. During the three months ended March 31, 2010, the Company paid $9.0 million of the Royalty Obligation. As of March 31, 2010 and December 31, 2009, the remaining obligation balance was $84.0 million and $84.8 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2010 and 2009, the Company capitalized interest of $4.1 million and $17.7 million, respectively.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Recent Adopted Accounting Standards
     In May 2008, the Financial Accounting Standards Board, or FASB, adopted new accounting standards related to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The new rules require that the liability and equity components of convertible debt instruments be separately accounted for in a manner that reflects the entity’s borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently accreted as additional interest over the instrument’s expected life using the effective interest method. The new accounting standards were adopted effective January 1, 2009 and have been applied retrospectively to all periods presented. The Company determined that the provisions of the new accounting standard were applicable to the 3.25% Convertible Senior Notes. The expected life for purposes of the allocation was deemed to be five years which coincides with the initial put option date of March 15, 2013. If exercised, the Company is required to repurchase some or all of the holder’s notes in cash and/or shares at a repurchase price equal to 100% of the principal amount.
The Accounting Standard Codification
     In June 2009, the FASB issued new accounting standards related to its accounting standards codification of the hierarchy of generally accepted accounting principles. The new standard, or Codification, is the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded non-SEC accounting and reporting standards.

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
Risk Factors; Forward-Looking Statements
     For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under “Item 1A. Risk Factors”. In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business” under the caption “Important Factors Relating to Forward-Looking Statements.”
Litigation and Other Events
     For a discussion of litigation and other events, see Note 17 to the Consolidated Financial Statements of this Form 10-Q.

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
     At March 31, 2010, the Company had outstanding provisionally priced sales of $18.7 million, consisting of 1.0 million ounces of silver and 1,266 ounces of gold, which had a fair value of $19.3 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,300. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

     During 2009, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2010, the Company had MXP foreign exchange contracts of $18.9 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.76 MXP to each U.S. dollar and had a fair value of $1.8 million at March 31, 2010. The Company recorded mark-to-market gains (losses) of $0.5 million and $(3.8) million for the three months ended March 31, 2010 and 2009, respectively, which is reflected in the gain (loss) on derivatives. The Company recorded realized gains of $0.04 million and $0.4 million in production costs applicable to sales during the three months ended March 31, 2010 and 2009, respectively.
     On December 18, 2008, the Company entered into a gold lease facility with MIC. Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of March 31, 2010, the Company had 17,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next four months on scheduled delivery dates. As of March 31, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.3 million and $9.3 million of metal inventory held at its refiners. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     As of March 31, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 5.06% and 5.7% discount rate, respectively, the fair value of the gold lease was a liability of $18.7 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of March 31, 2010 was $19.0 million. A credit risk adjustment of $0.3 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $18.7 million. For the three months ended March 31, 2010 and March 31, 2009, mark-to-market adjustments for the gold lease facility amounted to a gain of a $1.4 million and a gain of $0.1 million, respectively. The Company recorded realized losses of $2.0 and $0.2 million, respectively.
     During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At March 31, 2010, the Company held put options allowing it to deliver 3.6 million ounces of silver at a weighted average strike price of $9.32 per ounce. The contracts will expire over the next six months.
     At March 31, 2010, the Company also had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the weighted average strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of March 31, 2010 the fair market value of these contracts was a net liability of $1.4 million.
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by the Company from its Palmarejo silver and gold mine in Mexico. The Company received total consideration of $78.0 million consisting of $75.0 million in cash, plus the Franco-Nevada warrant, which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. The 400,000 ounces of gold minimum is considered an embedded derivative financial instrument under U.S. GAAP.

The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The fair value of the embedded derivative at March 31, 2010 was a liability of $79.7 million. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant was $7.6 million at March 31, 2010. These derivative instruments are recorded in prepaid expenses and other and current or non-current royalty obligation on the balance sheet and adjusted to fair value through current earnings. During the three months ended March 31, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $1.7 million and a gain of $1.3 million, respectively. During 2010, realized losses on settlement of the liabilities were $3.2 million. At March 31, 2010 the Company had a minimum quantity of 356,699 ounces of gold outstanding, which had a fair value of $163.7 million. For each one dollar change in gold price, the undiscounted derivative would vary (plus or minus) by approximately $0.4 million.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note 17 to the consolidated financial statements of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.

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
     Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 68% of our revenues from continuing operations from sales of silver and 32% from gold, our earnings are primarily related to the price of these metals.
     The market prices of silver (Handy & Harman) and gold (London Final) on May 6, 2010 were $17.60 per ounce and $1,185 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
High levels of violence in Mexico could affect our operations at our Palmarejo gold and silver mine.
     Our Palmarejo mine is located in Chihuahua, an area of Mexico that currently is experiencing high levels of violence. Security at our Palmarejo mine is an important consideration. High levels of violence in the area could adversely affect our ability to staff the operations at Palmarejo in an optimal fashion, to supply and operate the mine at design capacity and to deliver gold and silver to refiners.
Our business depends on good relations with our employees.
     The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of March 31, 2010, unions represented approximately 17% of our worldwide workforce. On that date, the Company had 7 employees at its Cerro Bayo mine and 55 employees at its Martha mine who were working under a collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on June 1, 2010. Additionally, the Company had 174 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2A. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares (or units)	shares (or units)
			purchased as	that may yet be
	Total number of	Average price	part of publicly	purchased under
	shares (or units)	paid per share	announced plans	the plans or
Period	purchased(1)	(or unit)	or programs	programs
1/1/10 - 1/31/10	3,464	$19.40	—	—
2/1/10 - 2/29/10	10,023	$15.24	—	—
3/1/10 - 3/31/10	2,913	$15.61	—	—

Total	16,400	$16.25	—	—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

				Maximum number
			Total number of	(or approximate
			shares (or units)	dollar value) of
			sold as	shares (or units)
	Total number of	Average price	part of publicly	that may yet be
	shares (or units)	received per share	announced plans	sold under the
Period	sold(1)	(or unit)	or programs	plans or programs
1/1/10 - 1/31/10	1,058,981	$17.70	—	—
2/1/10 - 2/29/10	701,786	$14.44	—	—
3/1/10 - 3/31/10	4,004,355	$15.33	—	—

Total	5,765,122	$15.66	—	—

(1)
Pursuant to privately negotiated agreements, the Company agreed to exchange $20.4 million and $55.3 million aggregate principal amount of its 1.25% and 3.25% Convertible Notes due 2024 and 2028, respectively.

Item 6. Exhibits

Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009.

3.2
Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3
Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4
Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Incorporated herein by reference to Exhibit 3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.1
Indenture between the Registrant and The Bank of New York Mellon, as trustee, dated as of February 5, 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).

4.2
First Supplemental Indenture between the Registrant and The Bank of New York Mellon, as trustee, dated as of February 5, 2010. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).

4.3	Form of Senior Term Note due December 31, 2012, dated February 5, 2010. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).

10.1
Securities Purchase Agreement among the Registrant, Sonoma Capital Offshore, Ltd., Sonoma Capital, L.P., Manchester Securities Corp, JGB Capital L.P., JGB Capital Offshore Ltd. and SAMC LLC, dated as of February 5, 2010. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).

10.2
Amended and Restated Employment Agreement, dated December 31, 2008, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).

10.3
First Amendment to Restated Employment Agreement, dated July 31, 2009, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).

10.4
Second Amendment to Restated Employment Agreement, dated March 2, 2010, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated May 10, 2010	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated May 10, 2010	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer