Form 10-Q
period 2010-06-30
COEUR D ALENE MINES CORP
filed 2010-08-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-08641

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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,295,226 shares were issued and outstanding as of August 6, 2010.

COEUR D’ALENE MINES CORPORATION
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — Unaudited June 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations and Comprehensive Income (Loss) — Unaudited Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity — Unaudited Six Months Ended June 30, 2010	5

Consolidated Statements of Cash Flows — Unaudited Three and Six Months Ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements — Unaudited	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	69

Part II. Other Information	69

Item 1. Legal Proceedings	69

Item 1A. Risk Factors	69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 5. Mine Safety Disclosures	71

Item 6. Exhibits	73
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		June 30,	December 31,
		2010	2009
	Notes	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$41,187	$22,782
Receivables		72,094	53,436
Ore on leach pad	2	7,524	9,641
Metal and other inventory	5	72,212	64,359
Prepaid expenses and other		23,890	26,753
Assets of discontinued operations held for sale	4	30,042	35,797

		246,949	212,768
NON-CURRENT ASSETS
Property, plant and equipment, net	6	553,247	531,500
Mining properties, net	7	2,260,675	2,222,182
Ore on leach pad, non-current portion	2	13,585	14,391
Restricted assets		28,168	26,546
Receivables, non current		34,663	37,534
Debt issuance costs, net		5,607	3,544
Deferred tax assets	10	907	1,034
Other		4,558	4,536

TOTAL ASSETS		$3,148,359	$3,054,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$70,988	$76,603
Accrued liabilities and other		24,709	33,514
Accrued income taxes		15,449	11,783
Accrued payroll and related benefits		12,291	9,636
Accrued interest payable		1,057	1,744
Current portion of capital leases and other debt obligations	8	61,773	15,403
Current portion of royalty obligation	8	42,228	34,672
Current portion of reclamation and mine closure	9	2,282	4,671
Liabilities of discontinued operations held for sale	4	13,150	14,030

		243,927	202,056
NON-CURRENT LIABILITIES
Long-term debt	8	156,989	185,397
Non-current portion of royalty obligation	8	150,495	128,107
Reclamation and mine closure	9	25,571	22,160
Deferred income taxes	10	488,608	516,678
Other long-term liabilities		14,787	6,432

		836,450	858,774
COMMITMENTS AND CONTINGENCIES
(Notes 8, 9, 11, 13, 14, 15 and 17)

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 89,293,332 issued at June 30, 2010 and 80,310,347 issued at December 31, 2009		893	803
Additional paid-in capital		2,577,715	2,444,262
Accumulated deficit		(510,626)	(451,865)
Accumulated other comprehensive income		—	5

		2,067,982	1,993,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,148,359	$3,054,035

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Sales of metal	$101,018	$67,857	$189,307	$111,226
Production costs applicable to sales	(58,590)	(48,850)	(110,393)	(73,569)
Depreciation, depletion and amortization	(29,983)	(19,227)	(57,702)	(26,691)

Gross profit (loss)	12,445	(220)	21,212	10,966
COSTS AND EXPENSES
Administrative and general	6,859	5,409	13,794	13,152
Exploration	3,161	3,182	5,681	6,271
Pre-development	565	—	732	—

Total cost and expenses	10,585	8,591	20,207	19,423

OPERATING INCOME (LOSS)	1,860	(8,811)	1,005	(8,457)
OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(4,050)	22,675	(11,908)	38,378
Fair value adjustments, net	(42,516)	(4,149)	(46,774)	(13,551)
Interest and other income	(3,821)	1,482	(2,088)	1,782
Interest expense, net of capitalized interest	(5,646)	(5,193)	(11,451)	(5,958)

Total other income and expense	(56,033)	14,815	(72,221)	20,651

Income (loss) from continuing operations before income taxes	(54,173)	6,004	(71,216)	12,194
Income tax benefit	9,372	3,893	21,210	3,639

Income (loss) from continuing operations	(44,801)	9,897	(50,006)	15,833
Income (loss) from discontinued operations, net of income taxes	(2,966)	1,712	(5,778)	1,834
Loss on sale of assets of discontinued operations	(2,977)	—	(2,977)	—

NET INCOME (LOSS)	(50,744)	11,609	(58,761)	17,667
Other comprehensive loss	—	—	(5)	—

COMPREHENSIVE INCOME (LOSS)	$(50,744)	$11,609	$(58,766)	$17,667

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income (loss) from continuing operations	$(0.50)	$0.14	$(0.59)	$0.24
Income (loss) from discontinued operations	(0.07)	0.03	(0.10)	0.03

Net income (loss)	$(0.57)	$0.17	$(0.69)	$0.27

Diluted income per share:
Income (loss) from continuing operations	$(0.50)	$0.14	$(0.59)	$0.24
Income (loss) from discontinued operations	(0.07)	0.03	(0.10)	0.03

Net income (loss)	$(0.57)	$0.17	$(0.69)	$0.27

Weighted average number of shares of common stock
Basic	88,501	70,045	85,145	65,620
Diluted	88,501	70,227	85,145	65,718
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2010
(In thousands)
Unaudited

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Total
Balances at December 31, 2009	80,310	$803	$2,444,262	$(451,865)	$5	$1,993,205
Net loss	—	—	—	(58,761)	—	(58,761)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,357	13	19,994	—	—	20,007
Common stock issued to extinguish 3.25% and 1.25% debt	7,639	77	113,357	—	—	113,434
Common stock cancelled under long- term incentive plans, net	(13)	—	102	—	—	102
Other	—	—	—	—	(5)	(5)

Balances at June 30, 2010	89,293	$893	$2,577,715	$(510,626)	$—	$2,067,982

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,744)	$11,609	$(58,761)	$17,667
Add (deduct) non-cash items
Depreciation, depletion and amortization	31,010	21,160	59,784	30,439
Amortiztation of debt discount	—	500	—	500
Accretion of royalty obligation	4,637	3,859	9,629	3,859
Deferred income taxes	(14,892)	(4,207)	(26,229)	(5,721)
Loss on sale of discontinued assets	2,977	—	2,977	—
Loss (gain) on debt extinguishment	4,050	(22,675)	11,908	(38,378)
Fair value adjustments, net	43,052	5,608	46,723	12,566
Loss (gain) on foreign currency transactions	1,471	(342)	1,821	(408)
Share-based compensation	622	954	2,009	2,657
Other non-cash charges	(136)	75	(99)	154
Changes in operating assets and liabilities:
Receiveables and other current assets	3,662	(11,653)	(7,625)	(9,000)
Inventories	(2,251)	(8,024)	(4,908)	(13,186)
Accounts payable and accrued liabilities	8,998	18,175	(14,003)	16,936

CASH PROVIDED BY OPERATING ACTIVITIES	32,456	15,039	23,226	18,085

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	—	(1,221)	—	(8,579)
Proceeds from sales of investments	—	4,758	—	20,010
Capital expenditures	(45,467)	(42,349)	(92,656)	(120,479)
Other	150	1,966	76	1,824

CASH USED IN INVESTING ACTIVITIES	(45,317)	(36,846)	(92,580)	(107,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	—	—	—	75,000
Payments on gold production royalty	(9,582)	(1,106)	(18,533)	(1,106)
Proceeds from issuance of short-term and senior convertible notes	—	—	100,000	20,368
Proceeds from gold lease facility	—	2,874	4,517	2,874
Payments on gold lease facility	(2,210)	—	(17,101)	(1,627)
Proceeds from bank borrowings	22,041	—	34,810	—
Payments on senior secured notes	(4,167)	—	(4,167)	—
Repayment of credit facility, long-term debt and capital leases	(7,186)	(5,919)	(12,896)	(14,869)
Payments of common stock and debt issuance costs	(24)	(9)	(2,180)	(82)
Proceeds from sale-leaseback transactions	—	12,511	4,853	12,511
Additions to restricted assets associated with the Kensington Term Facility	(786)	—	(1,584)	—
Other	—	(22)	40	(22)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(1,914)	8,329	87,759	93,047

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,775)	(13,478)	18,405	3,908

Cash and cash equivalents at beginning of period	55,962	38,146	22,782	20,760

Cash and cash equivalents at end of period	$41,187	$24,668	$41,187	$24,668

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009.
     Effective July 1, 2009, the Company sold its interest in silver contained at the Broken Hill mine. On June 30, 2010, the Company classified its 100% interest in Cerro Bayo as an asset held for sale. Consequently, for all of the periods presented, income (loss) from Cerro Bayo and Broken Hill have been presented within discontinued operations in the consolidated statements of operations.
     In May 2009, the Company’s Board of Directors authorized the Company to proceed with a 1-for-10 reverse stock split. To ensure comparability of financial information, all common stock information (including information related to options to purchase shares, restricted stock, restricted units, performance shares and performance units under the Company’s share-based compensation plans as described in Note 11) and all per share information related to common stock in the consolidated financial statements have been restated to reflect the 1-for-10 reverse stock split. In addition, in May 2009 the Company’s stockholders approved a change in the par value from $1.00 per share to $0.01 per share. As a result, for all periods presented, the carrying value of the common stock has been reduced and a corresponding adjustment has been recorded within additional paid-in capital.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empressa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Compañía Minera Cerro Bayo Ltda., Coeur Argentina S.R.L. and CDE Australia Pty. Ltd. Intercompany balances and transactions have been eliminated in consolidation.
     Recently Adopted Accounting Pronouncements: In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 3 for further details regarding the Company’s assets and liabilities measured at fair value.
     Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined when

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.
     Under our concentrate sales contracts with certain third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in “Prepaid expenses and other assets” or as a derivative liability in “Accrued liabilities and other” on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible. Revenue includes the sales of by-product gold from the Company’s mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $1.5 million and $3.3 million, respectively, for the three and six months ended June 30, 2010, and $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 2009 were recorded as a reduction of revenue.
     At June 30, 2010, the Company had outstanding provisionally priced sales of $14.4 million, consisting of 0.7 million ounces of silver and 693 ounces of gold, which had a fair value of $14.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $7,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $700. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
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
     The Company reported ore on leach pad of $21.1 million as of June 30, 2010. Of this amount, $7.5 million was reported as a current asset and $13.6 million was reported as a non-current asset. The distinction between current and non-current assets is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of metals contained within the broken ore that are expected to be extracted within twelve months is classified as a current asset and the historical cost of metals contained within the broken ore that are expected to be extracted beyond twelve months is classified as a non-current asset. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work consists of 60-day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience over approximately twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimated silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
     Metal and Other Inventory: Inventories include concentrate ore, doré, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the ore’s stage in the production process. To the extent there are work-in-process inventories at the Endeavor mine, such amounts are carried as inventories. Inventories of ore in stockpiles are sampled for gold and silver content and are valued based on the lower of actual costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover the estimated processing expense of recovering the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market value, with cost being determined using a weighted average cost method. Concentrate and doré inventories include product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization, as well as administrative overhead costs relating to mining activities.
     Property, Plant, and Equipment: Expenditures for new facilities, assets acquired pursuant to capital leases, new assets and expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.
     Operational Mining Properties and Mine Development: Capitalization of mine development costs that meet the definition of an asset begins once all operating permits have been secured, mineralization has been classified as proven and probable reserves and a final feasibility study has been completed. Mine development

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred during the start-up phase of a mine are expensed as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Pre-development expenses. All capitalized costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use. Gains or losses from sales or retirements of assets are included in other income or expense.
     Drilling and related costs incurred at operating mines are expensed as incurred as Exploration expenses, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must satisfy all permitting and/or contractual requirements necessary to have the right to, and control of, the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. All other drilling and related costs, including those beyond the boundaries of the development and production-stage properties, are expensed as incurred.
     Drilling and related costs of approximately $0.8 million and $2.1 million, for the three and six months ending June 30, 2010, respectively, and $0.2 million and $0.4 million, for the three and six months ended June 30, 2009, respectively, met the criteria for capitalization at properties that are in the development and production stages.
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
     Asset Impairment: Management reviews and evaluates long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and discounted estimated future cash flows or the application of an expected present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. If the assets are

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
impaired, a calculation of fair value is performed and if the fair value is lower than the carrying value of the assets, the assets are reduced to their fair market value. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of ore reserves or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.
     Restricted Assets: The Company, under the terms of its credit facility lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. Under the terms of the Company’s Credit Suisse obligation, it is required to reserve cash for three months of debt service costs. At June 30, 2010 and December 31, 2009, the Company held certificates of deposit and cash under these agreements of $28.2 million and $26.5 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. In addition, at June 30, 2010 and December 31, 2009, the Company held certificates of deposit totaling $2.3 million that were pledged to support letters of credit to Mitsubishi International. These amounts are included in prepaids and other.
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
     Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars. All monetary assets and liabilities are translated at current exchange rates and resulting adjustments are included in other income and expenses. Revenues and expenses in foreign currencies are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income (loss).
     Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures them at fair value. Appropriate accounting for changes in the fair value of derivatives held depends on whether the derivative instrument is designated and qualifies as an accounting hedge and on the classification of the hedge transaction.

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
     Stock-based Compensation Plans: The Company estimates the fair value of each stock option and stock appreciation rights (“SARs”) award using the Black-Scholes option valuation model. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock-based awards on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. The compensation costs are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at June 30, 2010.
     Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in shareholders’ equity that result from transactions and events other than those with shareholders. Items of comprehensive income (loss) include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(50,744)	$11,609	$(58,761)	$17,667
Other	—	—	(5)	—

Comprehensive income (loss)	$(50,744)	$11,609	$(58,766)	$17,667

     Net Income (Loss) Per Share: Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options, the 1.25% Convertible Senior Notes due 2024, the 3.25% Convertible Senior Notes due 2028 and the Senior Term Notes due December 31, 2012 outstanding in the three and six month period ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	(Loss)	Shares	Per-Share	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss from continuing operations	$(44,801)	88,501	$(0.50)	$(50,006)	85,145	$(0.59)
Loss from discontinued operations	(5,943)	88,501	(0.07)	(8,755)	85,145	(0.10)

Net loss	$(50,744)	88,501	$(0.57)	$(58,761)	85,145	$(0.69)
Effect of Dilutive Securities
Equity awards	—	—	—	—	—	—

Diluted EPS
Loss from continuing operations	$(44,801)	88,501	$(0.50)	$(50,006)	85,145	$(0.59)
Loss from discontinued operations	(5,943)	88,501	(0.07)	(8,755)	85,145	(0.10)

Net loss	$(50,744)	88,501	$(0.57)	$(58,761)	85,145	$(0.69)

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numberator)	(Denominator)	Amount
Basic EPS
Income from continuing operations	$9,897	70,045	$0.14	$15,833	65,620	$0.24
Income from discontinued operations	1,712	70,045	0.03	1,834	65,620	0.03

Net income	$11,609	70,045	$0.17	$17,667	65,620	$0.27
Effect of Dilutive Securities
Equity awards	—	182	—	—	98	—

Diluted EPS
Income from continuing operations	$9,897	70,227	$0.14	$15,833	65,718	$0.24
Income from discontinued operations	1,712	70,227	0.03	1,834	65,718	0.03

Net income	$11,609	70,227	$0.17	$17,667	65,718	$0.27

     For the three and six months ended June 30, 2010, 5,935,972 shares, respectively, of common stock equivalents related to convertible debt and 510,242 options have not been included in the diluted per share calculation, as the Company has recorded a net loss for the period. The options which expire between 2010 and 2019 are outstanding at June 30, 2010. For the three and six months ended June 30, 2009, 1,917,106 and 2,104,361 common stock equivalents, respectively, related to convertible debt were not included in the computation of diluted EPS because their effect was anti-dilutive and 181,905 and 188,442 options, at exercise prices between $16.30 and $70.90 and $12.30 and $70.90 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the Company’s common stock. Potentially dilutive shares issuable upon conversion of the 3.25% Convertible Senior Notes were not included in the computation of diluted EPS for the three and six months ended June 30, 2010 and 2009 because there is no excess conversion value over the principal amount of the notes.
     Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the expected term of the related debt using the effective interest method.
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
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. The most significant reclassifications were to reclassify the Cerro Bayo consolidated balance sheet amounts and the Broken Hill and Cerro Bayo consolidated statements of operations from historical presentation to assets and liabilities of operations held for sale on the consolidated balance sheets and to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented. The consolidated statements of cash flow have not been adjusted to reflect assets held for sale and discontinued operations for all periods presented.
NOTE 3 — FAIR VALUE MEASUREMENTS
     The Company follows U.S. GAAP related to fair value measurements of financial assets and financial liabilities. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting principles establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
     The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9	$—	$9	$—
Restricted certificates of deposits	5,440	—	5,440	—
Other derivative instruments, net	237	—	237	—
Franco-Nevada warrant	8,673	—	8,673	—
Put and call options	4,920		4,920
Assets of discontinued operations held for sale	30,042	—	30,042	—

	$49,321	$—	$49,321	$—

Liabilities:
Gold lease facility	$18,632	$—	$18,632	$—
Royalty obligation embedded derivative	109,686	—	109,686	—
Put and call options	12,437	—	12,437	—
Liabilities of discontinued operations held for sale	13,150	—	13,150	—

	$153,905	$—	$153,905	$—

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted certificates of deposits	$5,440	$—	$5,440	$—
Other derivative instruments, net	1,379	—	1,379	—
Franco-Nevada warrant	6,339	—	6,339	—
Put and call options	9,115	—	9,115	—

	$22,273	$—	$22,273	$—

Liabilities:
Gold lease facility	$28,506	$—	$28,506	$—
Royalty obligation embedded derivative	78,013	—	78,013	—
Put and call options	9,958	—	9,958	—

	$116,477	$—	$116,477	$—

     The Company’s cash equivalents, restricted certificates of deposits, Franco-Nevada warrant and other derivative instruments, are valued using pricing models which require inputs that are derived from observable market data and as such are classified within Level 2 of the fair value hierarchy.
     The Company’s derivative instruments related to the concentrate sales contracts, foreign exchange contracts, royalty obligation embedded derivative, put and call options and gold lease facility are valued using quoted market prices and other significant observable inputs, including fair value modeling techniques. Such instruments are classified within Level 2 of the fair value hierarchy.
     In accordance with provisions of the Impairment or Disposal of Long-Lived Assets, Long-Lived Assets Held For Sale were written down to their fair value, using other significant observable inputs including fair value modeling techniques. These measurements are non-recurring. This resulted in a loss of $3 million which was included in earnings for the periods presented.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — DISCONTINUED OPERATIONS
     On May 1, 2010, the Company signed a definitive Share and Asset Purchase Agreement (“SPA”) with Mandalay Resources Corporation (“Mandalay”) (TSX-V: MND) to sell 100% of the Company’s wholly-owned subsidiary Compañía Minera Cerro Bayo (“Minera Cerro Bayo”). The chief asset of Minera Cerro Bayo is the Cerro Bayo silver-gold mine in southern Chile, which the Company has had on care and maintenance since October 2008. Under the terms of the SPA, Coeur will receive the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6,029,000 in cash; (ii) common shares of Mandalay worth CAD$5,000,000 valued at the closing price of the equity financing described below; (iii) 125,000 ounces of silver to be delivered in six equal installments commencing in the third quarter of 2011; (iv) a 2.0% Net Smelter Royalty (“NSR”) on production from Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay also will pay the next $6,000,000 of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. On June 30, 2010, the Company classified Cerro Bayo as an asset held for sale. Consequently, for all of the periods presented, income (loss) from Cerro Bayo has been presented within discontinued operations in the consolidated statement of operations. The Company expects the transaction to close on or about August 9, 2010. The Company recorded an estimated loss on the sale of $3.0 million in the second quarter of 2010.
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
     The following table details selected financial information included in the income from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended			Three months ended
	June 30, 2010			June 30, 2009
	Broken	Cerro		Broken	Cerro
	Hill	Bayo		Hill	Bayo
	Mine	Mine	Total	Mine	Mine	Total
Sales of metals	$—	$—	$—	$5,647	$(84)	$5,563

Productions costs applicable to sales	—	—	—	913	—	913
Depreciation and depletion	—	1,028	1,028	872	1,061	1,933
Care and maintenance expense	—	809	809	—	609	609
Other operating expenses	—	8	8	—	1,216	1,216
Interest and other income	—	(143)	(143)	—	1,010	1,010
Income tax benefit (expense)	—	(978)	(978)	(487)	297	(190)
Loss on sale of discontinued assets	—	(2,977)	(2,977)	—	—	—

Net income (loss)	$—	$(5,943)	$(5,943)	$3,375	$(1,663)	$1,712

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Broken	Cerro		Broken	Cerro
	Hill	Bayo		Hill	Bayo
	Mine	Mine	Total	Mine	Mine	Total
Sales of metals	$—	$—	$—	$10,356	$1,631	$11,987

Productions costs applicable to sales	—	—	—	1,699	1,211	2,910
Depreciation and depletion	—	2,082	2,082	1,619	2,129	3,748
Care and maintenance expense	—	1,878	1,878	—	1,347	1,347
Other operating expenses	—	16	16	—	2,547	2,547
Interest and other income	—	(481)	(481)	—	1,753	1,753
Income tax benefit (expense)	—	(1,321)	(1,321)	(1,990)	636	(1,354)
Loss on sale of discontinued assets	—	(2,977)	(2,977)	—	—	—

Net income (loss)	$—	$(8,755)	$(8,755)	$5,048	$(3,214)	$1,834

     The major classes of assets and liabilities of operations held for sale in the consolidated balance sheet are as follows (in thousands):

	June 30, 2010	December 31, 2009
Assets
Receivables	$5,434	$5,545
Metal and other inventory	3,331	3,353
Prepaid expenses and other	267	167
Property, plant and equipment, net	6,111	7,537
Mining properties	14,899	17,874
Deferred federal tax assets	—	1,321

Total assets of discontinued operations held for sale	$30,042	$35,797

Liabilities
Accounts payable	$219	$400
Accrued liabilities and other	2	7
Accrued payroll and related benefits	136	176
Reclamation and mine closure	12,430	13,081
Othr long-term liabilities	363	366

Total liabilities of discontinued operations held for sale	$13,150	$14,030

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — METAL AND OTHER INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Concentrate and doré inventory	$47,043	$39,487
Supplies	25,169	24,872

Metal and other inventories	$72,212	$64,359

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$713	$713
Building improvements	381,912	360,909
Machinery and equipment	234,254	219,189
Capitalized leases for machinery and equipment and buildings	63,240	48,298

	680,119	629,109
Accumulated depreciation	(126,872)	(97,609)

	$553,247	$531,500

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — MINING PROPERTIES

June 30, 2010			San
(In thousands)	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington	Other	Total
Operational mining properties:	$123,247	$97,435	$67,328	$10,000	$—	$—	$—	$298,010
Accumulated depletion	(13,637)	(97,435)	(7,722)	(9,812)	—	—	—	(128,606)

	109,610	—	59,606	188	—	—	—	169,404
Mineral interest (A)	1,657,188	—	26,644	—	44,033	—	—	1,727,865
Accumulated depletion	(42,900)	—	(3,050)	—	(6,007)	—	—	(51,957)

	1,614,288	—	23,594	—	38,026	—	—	1,675,908

Non-producing and developmental properties	—	—	—		—	415,221	142	415,363

Total mining properties	$1,723,898	$—	$83,200	$188	$38,026	$415,221	$142	$2,260,675

December 31, 2009			San
(In thousands)	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington	Other	Total
Operational mining properties:	$113,167	$97,435	$67,327	$10,000	$—	$—	$—	$287,929
Accumulated depletion	(7,232)	(97,435)	(5,793)	(8,968)	—	—	—	(119,428)

	105,935	—	61,534	1,032	—	—	—	168,501

Mineral interest (A)	1,657,188		26,642	—	44,033	—	—	1,727,863
Accumulated depletion	(24,171)		(2,284)	—	(4,897)	—	—	(31,352)

	1,633,017	—	24,358	—	39,136	—	—	1,696,511
Non-producing and developmental properties	—	—	—	—	—	357,027	143	357,170

Total mining properties	$1,738,952	$—	$85,892	$1,032	$39,136	$357,027	$143	$2,222,182

(A)	Balance represents acquisition cost of mineral interest
Operational Mining Properties
     Palmarejo: Palmarejo is located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced commercial production in April 2009.
     San Bartolomé Mine: The San Bartolomé Mine is a surface silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé mine are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian State owned mining company, (“COMIBOL”). The Company commenced commercial production in June 2008.
     Rochester Mine: The Company has conducted operations at the Rochester Mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product.
     Martha Mine: The Martha Mine is an underground silver and gold mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
from the Martha Mine to the Cerro Bayo facility for processing. In December 2007, the Company completed a 240 tonne per day flotation mill, which produces a flotation concentrate. The Company anticipates that operating activities will cease in late 2010 unless additional mineralization is discovered during the year.
Mineral Interests
     Endeavor Mine: The Endeavor mine is an underground silver and base metal operation located in North Central New South Wales. On May 23, 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly-owned subsidiary of Coeur, acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million, including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are developed. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.
     On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia had received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever is later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce thresholds and therefore, CDE Australia has since been subject to the silver price sharing provision. CDE Australia has received approximately 2.8 million payable ounces to-date and the current ore reserve contains approximately 9.8 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.
Non-Producing and Development Properties
     Kensington: Kensington is a gold property located near Juneau, Alaska where commercial production commenced on July 3, 2010. The mine is constructed as an underground gold mine accessed by a horizontal tunnel utilizing conventional and mechanized underground mining methods. The ore is processed in a flotation mill that produces a concentrate which will be sold to third-party smelters.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — LONG TERM DEBT AND ROYALTY OBLIGATION

	June 30, 2010		December 31, 2009
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$42,132	$—	$125,323
1.25% Convertible Senior Notes due January 2024	1,859	—	—	22,232
Senior Term Notes due December 31, 2012	33,333	50,000	—	—
Capital lease obligations	12,961	24,835	11,102	19,204
Kensington term facility	5,101	35,702	—	15,464
Bank loans	8,519	4,320	4,301	3,174

	$61,773	$156,989	$15,403	$185,397

3.25% Convertible Senior Notes due 2028
     As of June 30, 2010, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $42.1 million net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
     Each holder of the notes may require that the Company repurchase some or all of such holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
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
     During the second quarter of 2010, $44.4 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 2.9 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $3.5 million in gain (loss) on debt extinguishments.
     During the six months ended June 30, 2010, $99.7 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 6.5 million shares of the company’s Common Stock. The company recognized a loss on the repurchase of $8.6 million in gain (loss) on debt extinguishments.
     The fair value of the notes outstanding, as determined by market transactions at June 30, 2010 and December 31, 2009, was $44.5 million and $131.3 million, respectively. The carrying value of the equity component at June 30, 2010 and December 31, 2009 was $10.9 million and $33.4 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     For the three and six months ended June 30, 2010, interest expense was $0.4 million and $1.6 million, respectively and accretion of the debt discount was $0.6 million and $1.9 million, respectively. The debt discount remaining was $6.5 million which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the three and six months ended June 30, 2009, interest expense was $1.6 million and $3.4 million, respectively, and accretion of the debt discount was $1.9 million and $4.1 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of June 30, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining $1.9 million principal amount of the 1.25% Convertible Notes are convertible into shares of common stock at the option of the holder on each of January 15, 2011, January 15, 2014, and January 15, 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
     The Company is required to make semi-annual interest payments on January 15 and July 15 of each year. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days exceeds 150% of the conversion price, and anytime after January 18, 2011. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
     During the six months ended June 30, 2010, $20.4 million of the 1.25% convertible senior notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes to $1.9 million as of June 30, 2010. The company recognized a loss on the repurchase of $1.7 million in gain (loss) on debt extinguishments. There were no repurchases in the second quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions on June 30, 2010 and December 31, 2009, was $1.9 million and $22.8 million, respectively.
     Interest on the notes for the three and six months ended June 30, 2010 was $5,809 and $16,508, respectively. Interest on the notes for the three and six months ended June 30, 2009 was $0.4 million and $1.0 million, respectively.
Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued shares of its common stock valued at $4.2 million as financing costs. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.5%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. The company elected to pay the June 30, 2010 payment with a combination of 50% cash and 50% common stock. The March 31, 2010 payment was paid entirely with common stock. For the three and six months ended June 30, 2010, the Company paid $8.3 million and $16.6 million, respectively, in principal and $1.5 million and $2.5 million, respectively, in interest. For the three and six months ended June 30, 2010 the Company issued 348,410 shares and 1,060,413 shares, respectively, of the Company’s stock. The effective interest rate was approximately 10.6%, which includes a loss of $0.5 million and $1.6 million, for the three and six months ended June 30, 2010 respectively, in connection with this quarterly debt payment. The loss is recorded in gain (loss) on debt extinguishments.
Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse whereby Credit Suisse agreed to provide Coeur Alaska, a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning three months after an approximate twelve- month grace period commencing November 2009, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.
     As of June 30, 2010, the Company has $40.8 million outstanding bearing interest at 5.5% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; (iv) debt service coverage ratio; and (v) maximum production cost. Events of default under the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse event; (iii) loss of or failure to obtain applicable permits; and (iv) failure to achieve final completion date.
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
Bank Loans
     On March 3, 2010, the Company’s wholly owned Mexican subsidiary, Coeur Mexicana, entered into three short term bank loans in the amount of $5.0 million with FIFOMI secured by Coeur d’ Alene Mines and certain machinery and equipment, to fund working capital requirements. The bank loans bear interest at 13.45% and mature between 36 and 60 months. As of June 30, 2010, the company has drawn $4.6 million on two of the loans.
     On April 14, 2010, the Company’s wholly owned Bolivian subsidiary, Empresa Minera Manquiri, received proceeds from short-term borrowings from Banco de Credito de Bolivia in the amount of $2.5 million bearing interest at approximately 5.0% to fund working capital requirements. The short-term borrowings were repaid on June 14, 2010.
     On June 22, 2010, Empresa Minera Manquiri received proceeds from short-term borrowings from Banco de Credito de Bolivia in the amount of $2.5 million bearing interest at approximately 4.8% to fund working capital requirements. The short-term borrowings mature on August 22, 2010.
     On November 27, 2009, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing an interest rate of 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011.
     During 2008, Empressa Minera Manquiri received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     During the fourth quarter of 2008, the Company’s wholly-owned Argentine subsidiary, (Coeur Argentina S.R.L.) entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines matured and were repaid on April 13, 2009, June 30, 2009 and July 24, 2009.
Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction and is yet to be exercised. From July 1, 2009 until payments have been made on a total of 400,000 ounces of gold. the royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (which $400 floor is subject to 1% per annual inflation compounding adjustment beginning on the fourth anniversary of the transaction). After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount equal to 50% of actual gold production per month multiplied by the market price of gold in excess of $400, as adjusted as described above. The Company used an implicit interest rate of 27.4% to discount the original obligation. The royalty obligation is accreted to its expected value over the expected minimum payment period based on the implicit interest rate. The price volatility associated with this minimum royalty obligation is considered an embedded derivative under U.S. GAAP and is described in Note 13, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold production royalty. During the three and six months ended June 30, 2010, the Company paid $9.6 million and $18.5 million, respectively, in royalty payments to Franco-Nevada Corporation. As of June 30, 2010 and December 31, 2009, the remaining obligation balance was $83.0 million and $84.8 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and six months ended June 30, 2010 the Company capitalized interest of $4.2 million and $8.4 million, respectively. For the three and six months ended June 30, 2009, the Company capitalized interest of $4.9 million and $15.9 million, respectively.
NOTE 9 — RECLAMATION AND MINE CLOSURE
     Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Asset retirement obligation — Beginning	$25,689	$26,202	$25,112	$25,655
Accretion	573	609	1,138	1,173
Addition and changes in estimates	—	—	18	—
Settlements	(7)	(113)	(13)	(130)

Asset retirement obligation — June 30	$26,255	$26,698	$26,255	$26,698

     In addition, the Company has accrued $1.6 million and $1.7 million as of June 30, 2010 and December 31, 2009, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 10 — INCOME TAXES
     For the three and six months ended June 30, 2010, the Company reported an income tax benefit of approximately $9.4 million and $21.2 million, respectively, compared to an income tax benefit of $3.9 million and $3.6 million for the three and six months ended June 30, 2009, respectively. The following table summarizes the components of the Company’s income tax provision for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
United States — Alternative minimum tax	$—	$30	$—	$(239)
United States — Foreign withholding	(624)	(578)	(1,115)	(838)
Argentina	(2,128)	(867)	(2,141)	(1,332)
Australia	(57)	976	(57)	818
Mexico	(33)	(7)	(83)	(49)
Canada	—	(53)	—	(53)
Bolivia	(3,721)	(3,157)	(2,890)	(3,157)
Deferred:
United States	20,422	817	21,993	2,366
Australia	(292)	230	(582)	(97)
Mexico	(4,007)	7,560	7,696	11,696
Bolivia	(188)	(1,058)	(1,611)	(5,476)

Income tax benefit	$9,372	$3,893	$21,210	$3,639

     The income tax benefit for the three and six months ended June 30, 2010 and 2009 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. In the second quarter of 2010, the Company has recorded a tax provison adjustment of $2.1 million related to prior periods. The Company has U.S. net operating loss carryforwards which expire in 2010 through 2025. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 11 — SHARE-BASED COMPENSATION PLANS
     The Company has an Annual Incentive Plan and a Long-Term Incentive Plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting. This Long-Term Incentive Plan as amended replaces the 2005 Non-Employee Directors’ Equity Incentive Plan (“2005 Non-Employee Directors’ Plan”). Total employee compensation charged to operations and capital projects under these Plans was $1.4 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $3.6 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively.
     Stock options and Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs are remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the common shares over the exercise price when exercised.
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
     Performance shares and performance units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability-based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested.
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended June 30, 2010 and 2009 for stock based compensation awards was $0.6 million and $1.0 million, respectively, and $2.0 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. The SARs, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of June 30, 2010, there was $2.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
     The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at June 30, 2010. There were no stock options granted during the second quarter of 2010. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Date of Grant		As of June 30,
		SARs and
		Stock
	SARs	Options	SARs	SARs
	2010	2009	2010	2009

Weighted average fair value of stock options granted and SARs outstanding	$10.19	$3.90	$10.21	$11.03
Expected volatility	73.7%	70.8%	73.9%	78.3%
Expected life	6.0 years	6.0 years	5.7 years	4.6 years
Risk-free interest rate	2.7%	2.1%	2.0%	1.6%
Expected dividend yield	—	—	—	—
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
     The following table summarizes stock option and SARs activity for the six months ended June 30, 2010:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2009	392,678	$23.48	112,471	$10.00
Granted	—	—	151,287	15.40
Exercised	(8,433)	10.00	(6,486)	10.00
Cancelled/forfeited	(36,266)	23.25	(16,556)	11.17

Outstanding at June 30, 2010	347,979	$23.84	240,716	$13.31

     Options to purchase 243,792 shares were exercisable at June 30, 2010 at a weighted average exercise price of $28.10.
     As of June 30, 2010, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.5 years.
     The following table summarizes restricted stock and restricted stock units activity for the six months ended June 30, 2010:

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted
	Numbers of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	134,389	$15.95	67,485	$18.06
Granted	—	—	91,378	15.40
Vested	(56,518)	21.85	(22,500)	15.24
Cancelled/forfeited	(14,073)	12.19	(9,947)	15.76

Outstanding at June 30, 2010	63,798	$11.56	126,416	$15.78

     As of June 30, 2010, there was $0.8 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.5 years.
     The following table summarizes performance shares and performance units’ activity for the six months ended June 30, 2010:

	Performance Shares		Performance Units
		Weighted		Weighted
	Numbers of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	136,298	$16.59	67,485	$27.53
Granted	—	—	91,378	19.94
Cancelled/forfeited	(37,833)	17.53	(13,840)	20.12

Outstanding at June 30, 2010	98,465	$16.23	145,023	$19.58

     As of June 30, 2010, there was $1.3 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.1 years.
NOTE 12 — DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions were $0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, which is based on a percentage of the salary of eligible employees.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended June 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Total plan expenses for the six months ended June 30, 2010 and 2009 were $0.4 million and $0.3 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation that is described in Note 8, Long Term Debt, Franco-Nevada Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2010 and December 31, 2009 was a liability of $109.7 million and $78.0 million, respectively. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant at June 30, 2010 and December 31, 2009 was $8.7 million and $6.3 million, respectively. These derivative instruments are recorded in prepaid expenses and other, current or non-current royalty obligation on the balance sheet and adjusted to fair value through current earnings. During the three months ended June 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $30.0 million and a gain of $1.0 million, respectively and for the same period in 2009, a loss of $5.5 million and a gain of $0.5 million, respectively. During the six months ended June 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $31.7 million and a gain of $2.3 million, respectively, and for the same period in 2009, a loss of $18.2 million and a gain of $1.9 million, respectively. For the three and six months ended June 30, 2010, realized losses on settlement of the liabilities were $3.7 million and $6.8 million respectively. For the three and six months ended June 30, 2009, realized losses on settlements of liabilities were $0.1 million and $0.1 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
     During 2009, the Company entered into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2010, the Company had MXP foreign exchange contracts of $21.6 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.22 MXP to each U.S. dollar and had a fair value of $0.1 million at June 30, 2010. The Company recorded mark-to-market gains (losses) of $(1.6) million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, which is reflected in fair value adjustments, net and $(1.2) million and $(3.3) million for the six months ended June 30, 2010 and 2009, respectively. The Company recorded realized gains of $0.5 million and $0.2 million in production costs applicable to sales during the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.
Gold Lease Facility
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of June 30, 2010, the Company had 15,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next month on scheduled delivery dates. As of June 30, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.25 million and $9.3 million of metal inventory held by a refiner. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     As of June 30, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 5.8% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $18.6 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of June 30, 2010 was $18.7 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $18.6 million. For the three months ended June 30, 2010 and 2009, mark-to market adjustments for the gold lease facility amounted to a loss of $2.2 million and a loss of $1.5 million, respectively, and $0.8 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009 the Company recorded realized losses of nil, respectively, and $1.9 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2010, the Company had outstanding provisionally priced sales of $14.4 million, consisting of 0.7 million ounces of silver and 693 ounces of gold, which had a fair value of $14.4 million including the embedded derivative. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative.
Commodity Derivatives
     During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At June 30, 2010, the Company held put options allowing it to deliver 1.8 million ounces of silver at a weighted average strike price of $9.17 per ounce. The contracts will expire over the next three months.
     In connection with the Credit Suisse credit facility described in Note 8, Kensington Term Facility, at June 30, 2010, the Company had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of June 30, 2010 the fair market value of these contracts was a net liability of $7.5 million.
     During the six months ended June 30, 2010, outstanding put options allowing the Company to deliver 3.6 million ounces of silver at an average strike price of $9.24 per ounce expired. The Company recorded realized losses of $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively, included in fair value adjustments, net.
     During the three and six months ended June 30, 2009, the Company recorded realized gains  of $0.2 million and $0.2 million, respectively, included in fair value adjustments, net.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     As of June 30, 2010, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2010	2011	2012	Thereafter
Palmarejo gold production royalty	11,762	24,027	24,865	108,476
Average gold price in excess of minimum contractual deduction	$470.46	$480.51	$497.27	$494.90
Notional ounces	25,002	50,004	50,004	219,188

Franco-Nevada Warrant	5,000	—	—	—
Share price	$15.80	—	—	—
Notional Shares	316,455	—	—	—

Mexican peso forward purchase contracts	21,600	—	—	—
Average rate (MXP/$)	$13.22	—	—	—
Mexican peso notional amount	285,555	—	—	—

Gold lease forward purchase contracts	12,775	—	—	—
Average gold forward price	$850.00	—	—	—
Notional ounces	15,029	—	—	—

Silver concentrate sales agreements	13,523	—	—	—
Average silver price	$18.49	—	—	—
Notional ounces	731,420	—	—	—

Gold concentrates sales agreements	832	—	—	—
Average gold price	$1,200.08	—	—	—
Notional ounces	693	—	—	—

Gold put options purchased	360	3,240	2,880	2,520
Average gold strike price	$862.50	$862.50	$862.50	$862.50
Notional ounces	5,000	45,000	40,000	35,000

Gold call options sold	360	3,240	2,880	2,520
Average gold strike price	$1,688.50	$1,688.50	$1,688.50	$1,688.50
Notional ounces	5,000	45,000	40,000	35,000

Silver put options	524	—	—	—
Average silver strike price	$9.17	—	—	—
Notional ounces	1,800,000	—	—	—

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following summarizes the classification of the fair value of the derivative instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
				Current	Non-current
	Prepaid	Accrued	Other Long-	portion of	portion of
	expenses and	liabilities and	Term	royalty	royalty
	other	other	Liabilities	obligation	obligation
Gold lease facility	$—	$18,632	$—	$—	$—
Forward foreign exchange contracts	664	521	—	—	—
Palmarejo gold production royalty	—	—	—	19,476	90,210
Franco-Nevada warrant	8,673	—	—	—	—
Put and call options, net	—	521	6,996	—	—
Concentrate sales contracts	200	106	—	—	—

	$9,537	$19,780	$6,996	$19,476	$90,210

	As of December 31, 2009
			Current	Non-current
	Prepaid	Accrued	portion of	portion of
	expenses and	liabilities and	royalty	royalty
	other	other	obligation	obligation
Gold lease facility	$—	$28,506	$—	$—
Forward foreign exchange contracts	1,490	155	—	—
Palmarejo gold production royalty	—	—	12,174	65,839
Franco-Nevada warrant	6,339	—	—	—
Put and call options, net	121	964	—	—
Concentrate sales contracts	624	580	—	—

	$8,574	$30,205	$12,174	$65,839

     The following represent mark-to-market gains (losses) on derivative instruments as of June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gold lease facility	$(2,161)	$(1,484)	$(760)	$(1,584)
Forward foreign exchange contracts	(1,648)	455	(1,192)	(3,299)
Palmarejo gold royalty	(29,987)	(5,465)	(31,673)	(18,209)
Franco-Nevada warrant	1,030	525	2,333	1,948
Put and call options	(5,253)	1,224	(5,088)	1,052

	$(38,019)	$(4,745)	$(36,380)	$(20,092)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     In the three months ended June 30, 2010 and 2009, the Company recorded realized gains (losses) of ($4.5) million, $0.1 million, respectively, in fair value adjustments, net and a gain of $0.5 million and $0.2 million, respectively, in production costs applicable to sales related to forward foreign exchange contracts. In the six months ended June 30, 2010 and 2009, the Company recorded realized gains (losses) of $(10.4) million and $6.5 million in fair value adjustments, net respectively, and a gain of $0.5 million and $0.6 million in production costs applicable to sales related to forward foreign exchange contracts. Included in realized gains of $6.5 million in 2009, is a $6.6 million realized gain related to the senior secured floating note warrant and conversion option in the six months ended June 30, 2009.
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
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
     The Company maintains three labor agreements in South America, consisting of a labor agreement with Sindicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. at its Cerro Bayo mine in Chile and with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Bolivia. The agreement at Cerro Bayo is effective from December 24, 2007 to December 21, 2010 and the agreement at Mina Martha is effective from June 1, 2010 to October 31, 2010. The Bolivian labor agreement, which became effective October 11, 2007, does not have a fixed term. In connection with the sale of Cerro Bayo which is expected to close on or about August 9, 2010, our obligation under the agreement at Cerro Bayo will terminate. As of June 30, 2010, approximately 19% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approaches the end of its mine life. The employees will be required to render service until they are terminated in order to be eligible for benefits. Approximately 85% of the workforce was severed by the end of 2008, while the remaining employees are expected to stay on for residual leaching and reclamation activities. As of June 30, 2010, the total benefit expected to be incurred under this plan is approximately $5.1 million. The liability is recognized ratably over the minimum future service period. The amounts accrued for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$656	$480	$589	$445
Accruals	96	53	163	88
Payments	—	—	—	—

Ending balance	$752	$533	$752	$533

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for statutory termination benefits in these locations of approximately $4.3 million as of June 30, 2010.
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
NOTE 15 — SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and doré to credit-worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities) and the sales of metals to these companies amounted to approximately 84% and 81% of total metal sales for the six months ended June 30, 2010 and 2009, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company refines and markets its precious metals, doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia and the United States (Penoles, Valcambi, Nyrstar, Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 16% and 19% of total metal sales for the six months ended June 30, 2010 and 2009, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to address the loss of any smelter.
NOTE 16 — SEGMENT REPORTING
     Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of Operations and the President of South American Operations.
     The operating segments are managed separately because each segment represents a distinct use of Company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester and Endeavor mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note 4). In

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
addition, the company has classified the Cerro Bayo Mine as an asset held for sale (see Note 4). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Mitsui, Mitsubishi, Standard Bank, Auramet and INTL Commodities. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $73.3 million and $56.9 million in the three months ended June 30, 2010 and 2009, respectively, and $133.3 million and $96.6 million for the six months ended June 30, 2010 and 2009, respectively. Revenues from gold sales were $27.7 million and $11.0 million in the three months ended June 30, 2010 and 2009, respectively, and $56.0 million and $14.6 million for the six months ended June 30, 2010 and 2009, respectively.
     Financial information relating to the Company’s segments is as follows (in thousands):

			San
Three months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
June 30, 2010	Mine	Mine	Mine	Mine	Mine	Project	Other	Total
Sales of metals	$44,834	$12,416	$31,275	$9,187	$3,306	$—	$—	$101,018

Productions costs applicable to sales	32,100	5,595	15,340	4,132	1,423	—	—	58,590
Depreciation and depletion	20,291	458	6,032	2,619	450	—	133	29,983
Exploration expense	1,307	20	—	1,205	—	229	400	3,161
Other operating expenses	38	601	—	—	—	—	6,785	7,424

Interest and other income	(1,903)	1	(105)	(2,180)	—	—	366	(3,821)
Interest expense	(5,401)	—	(92)	(17)	—	—	(136)	(5,646)
Loss on debt extinguishment	—	—	—	—	—	—	(4,050)	(4,050)
Fair market adjustments, net	(32,633)	—	—	—	—	(6,089)	(3,794)	(42,516)
Income tax benefit (expense)	(4,006)	—	(3,909)	(2,160)	—	—	19,447	9,372

Net income (loss) from continuing operations	(52,845)	5,743	5,797	(3,126)	1,433	(6,318)	4,515	(44,801)
Net income (loss) from discontinued operations	—		—	—	—	—	(5,943)	(5,943)

Net income (loss)	$(52,845)	$5,743	$5,797	$(3,126)	$1,433	$(6,318)	$(1,428)	$(50,744)

Segment assets (A)	$2,140,633	$28,625	$274,156	$26,269	$39,210	$477,800	$10,683	$2,997,376
Capital expenditures (B)	$10,812	$86	$1,325	$11	$—	$33,196	$39	$45,469

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

			San
Three months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
June 30, 2009	Mine	Mine	Mine	Mine	Mine	Project	Other	Total
Sales of metals	$14,249	$10,483	$31,760	$10,022	$1,343	$—	$—	$67,857

Productions costs applicable to sales	13,669	6,239	22,390	6,089	463	—	—	$48,850
Depreciation and depletion	12,380	457	4,774	1,167	316	—	133	$19,227
Exploration expense	1,484	24	16	781	—	42	835	$3,182
Other operating expenses	479	289	—	—	—	41	4,600	$5,409

Interest and other income	388	4	602	(427)	—	—	915	$1,482
Interest expense	(3,432)	—	(17)	(263)	—	(7)	(1,474)	$(5,193)
Gain on debt extinguishment	—	—	—	—	—	—	22,675	$22,675
Fair market adjustments, net	(5,024)	—	—	—	—	—	875	$(4,149)
Income tax benefit (expense)	28,950	—	(4,215)	(1,231)	—	—	(19,611)	$3,893

Net income (loss) from continuing operations	7,119	3,478	950	64	564	(90)	(2,188)	$9,897
Net income (loss) from discontinued operations	—	—	—	—	—	—	1,712	$1,712

Net income (loss)	$7,119	$3,478	$950	$64	$564	$(90)	$(476)	$11,609

Segment assets(A)	$2,117,141	$35,456	$286,778	$31,853	$40,697	$356,900	$34,013	$2,902,838
Capital expenditures (B)	$32,238	$221	$2,589	$406	$—	$6,376	$519	$42,349

			San
Six months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
June 30, 2010	Mine	Mine	Mine	Mine	Mine	Project	Other	Total
Sales of metals	$90,448	$23,167	$45,867	$24,207	$5,618	$—	$—	$189,307

Productions costs applicable to sales	60,767	11,384	24,743	11,458	2,041	—		110,393
Depreciation and depletion	41,084	923	9,209	5,104	1,110	—	272	57,702
Exploration expense	1,787	41	—	2,415	—	242	1,196	5,681
Other operating expenses	351	773	—	—	—	—	13,402	14,526

Interest and other income	261	1	(144)	(2,950)	—	—	744	(2,088)
Interest expense	(10,868)	—	(163)	(55)	—	—	(365)	(11,451)
Loss on debt extinguishment	—	—	—	—	—		(11,908)	(11,908)
Fair market adjustments, net	(36,179)	—			—	(6,552)	(4,043)	(46,774)
Income tax benefit (expense)	7,697	—	(4,501)	(2,173)	—	—	20,187	21,210

Net income (loss) from continuing operations	(52,630)	10,047	7,107	52	2,467	(6,794)	(10,255)	(50,006)
Net income (loss) from discontinued operations							(8,755)	(8,755)

Net income (loss)	$(52,630)	$10,047	$7,107	$52	$2,467	$(6,794)	$(19,010)	$(58,761)

Segment assets(A)	$2,140,633	$28,625	$274,156	$26,269	$39,210	$477,800	$10,683	$2,997,376
Capital expenditures (B)	$27,319	$87	$1,871	$3	$—	$63,097	$279	$92,656

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

			San
Six months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
June 30, 2009	Mine	Mine	Mine	Mine	Mine	Project	Other	Total
Sales of metals	$14,249	$19,863	$55,575	$18,895	$2,644	$—	$—	$111,226

Productions costs applicable to sales	13,669	10,946	37,578	10,559	817	—	—	$73,569
Depreciation and depletion	12,380	927	9,947	2,485	681	—	271	$26,691
Exploration expense	3,581	—	16	1,152	—	54	1,468	$6,271
Other operating expenses	679	457	—	—	—	40	11,976	$13,152

Interest and other income	473	103	1,463	(1,294)	—	—	1,037	$1,782
Interest expense	(2,266)	—	(61)	(370)	—	(14)	(3,247)	$(5,958)
Gain on debt extinguishment	—	—	—	—	—	—	38,378	$38,378
Fair market adjustments, net	(16,346)	—	—	—	—	—	2,795	$(13,551)
Income tax benefit (expense)	33,086	—	(8,633)	(1,696)	—	—	(19,118)	$3,639

Net income (loss) from continuing operations	(1,113)	7,636	803	1,339	1,146	(108)	6,130	15,833
Net income (loss) from discontinued operations	—	—	—	—	—	—	1,834	$1,834

Net income (loss)	$(1,113)	$7,636	$803	$1,339	$1,146	$(108)	$7,964	$17,667

Segment assets(A)	$2,117,141	$35,456	$286,778	$31,853	$40,697	$356,900	$34,013	$2,902,838
Capital expenditures (B)	$97,692	$272	$8,242	$787	$—	$12,592	$894	$120,479

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

	As of June 30,
	2010	2009
Assets
Total assets for reportable segments	2,997,376	$2,902,838
Assets of discontinued operations held for sale	30,042	41,143
Cash and cash equivalents	41,187	24,668
Other assets	79,754	83,686

Total consolidated assets	$3,148,359	$3,052,335

Geographic Information

	As of June 30,
	2010	2009
Long Lived Assets:
United States	$480,864	$361,891
Mexico	2,047,440	2,063,985
Bolivia	241,493	256,239
Australia	38,026	62,500
Argentina	5,914	16,702
Chile	42	331
Other countries	143	146

Total	$2,813,922	$2,761,794

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
United States	$12,416	$10,483	$23,167	$19,863
Mexico	44,834	14,249	90,448	14,249
Bolivia	31,275	31,760	45,867	55,575
Australia	3,306	1,343	5,618	2,644
Argentina	9,187	10,022	24,207	18,895

Total	$101,018	$67,857	$189,307	$111,226

NOTE 17 — LITIGATION AND OTHER EVENTS
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
     By letter dated February 25, 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it found credible evidence that supports the Department’s conclusion that Callahan is a potentially liable person for a release of a hazardous substance at the Van Stone Mine located approximately

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
21 miles northeast of Colville, Washington. The rights and liabilities of a “potentially liable person” are described under Washington law. The Department of Ecology alleges that Callahan sold the property in 1990. This is prior to Coeur’s acquisition of Callahan, and therefore Coeur has no knowledge of the facts and circumstances surrounding Washington’s allegations. If Callahan might have liability, it has no substantial assets with which to satisfy it. To date no claim has been made for any cleanup costs against Callahan.
NOTE 18 — SUBSEQUENT EVENTS
Sale of Cerro Bayo
     On or about August 9, 2010 the Company expects to close the sale of its 100% interest in Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation. Under the terms of the agreement, Coeur will receive the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6,029,000 in cash (ii) common shares of Mandalay worth CAD$5,000,000 valued at the closing price of an equity financing by Mandalay to fund the purchase price; (iii) 125,000 ounces of silver to be delivered in six equal installments commencing in the third quarter of 2011; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver and (v) existing value added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay also will pay the next $6,000,000 of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. The Company recorded an estimated loss on the sale of $3.0 million in the second quarter of 2010.
Commercial Production at Kensington
     On July 3, 2010, the Kensington mine commenced commercial production. Production through July 31, 2010 was 3,650 ounces of gold. The Company anticipates the Kensington mine will continue to ramp up its production rate throughout the third quarter of 2010 and will achieve full capacity during the fourth quarter of 2010.
Mitsubishi International Corporation
     On December 12, 2008, Coeur d’Alene Mines Corporation (the “Company”) entered into a Master Lease Agreement establishing a gold lease facility with Mitsubishi International Corporation (“MIC”). Pursuant to this facility, the Company may lease amounts of gold from MIC and is obligated to deliver the same amounts back to MIC and to pay specified lease fees to MIC that are equivalent to interest at current market rates on the value of the gold leased. The facility was intended to increase the Company’s liquidity. As of July 22, 2010, the Company was leasing approximately 15,000 ounces of gold under the facility. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility are secured by certain collateral. The collateral agreement specifies the maximum amount of gold the Company may lease from MIC, as well as the amount and type of collateral.
     On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company may lease under the facility, aggregated with lease fees, is $49.5 million. In addition, the amended agreement provides for a customary commitment fee. The Company agreed to secure its obligations under the facility with up to $29.7 million of collateral. The initial collateral consists of silver and gold inventory held at a specified refiner. The amendment also required the Company to lease at least an additional 10,000 ounces of gold within 30 days, which occurred on July 21, 2010.
     The collateral agreement contains usual and customary covenants and agreements, including limitations on the Company’s ability to sell or grant liens in the collateral, as well as covenants as to cooperation, payment of charges and protection of security.
     The collateral agreement and the master lease agreement governing the gold lease facility both contain customary events of default.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other publicly available information.
     This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resource estimates and other projections and estimates could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the risk factors set forth below under Part II, Item 1A, (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, (v) any future labor disputes or work stoppages, (vi) uncertainties inherent in the estimation of gold and silver ore reserves, (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of any third-party smelter to which the Company markets silver and gold, (x) effects of environmental and other governmental regulations, (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
     MD&A includes references to total cash operating costs and cash costs per ounce of silver produced both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and is not a measurement calculated under U.S. GAAP. A reconciliation of total cash operating costs and cash costs per ounce to production expenses, which is calculated under U.S. GAAP, is also provided in the section titled “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.
Introduction to the Company
     The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first half of 2010. The Kensington mine, the Company’s newest operating mine, began production in June 2010. Coeur is an Idaho corporation incorporated in 1928.
     The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cashflow, provide opportunities for growth through continued

exploration, and generate superior and sustainable returns for shareholders. The Company’s management focuses on maximizing cash flow from its existing operations, the main elements of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on reducing its non-operating costs in order to maximize cashflow.
     The results of the Company’s operations are significantly affected by fluctuation in prices of silver and gold, which may fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, we face challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at our mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect our U.S. dollar costs.
     Overview of Performance
Production
     The Company’s total gold and silver production in the second quarter of 2010 increased compared to the first quarter of 2010 and the second quarter of 2009. In the second quarter of 2010, the Company’s silver production increased 277,983 ounces, or 7.2%, to 4.2 million ounces, as compared to 3.9 million ounces in the comparable period in 2009. The Company’s gold production in the second quarter of 2010 increased 9,329, or 67.6%, to 23,124 ounces, as compared to 13,795 ounces in the comparable period in 2009. The increase was driven by the Palmarejo mine which operated at full capacity during the second quarter of 2010.
Metal Prices
     Sales of metal increased $33.1 million, or 48.9%, to $101.0 million in the second quarter of 2010, compared to $67.9 million in the second quarter of 2009, primarily due to the significant rise in gold production from the Palmarejo mine and from substantially higher average realized silver and gold prices. Similarly, sales of metal increased $78.1 million for the first six months of 2010 to $189.3 million, as compared to $111.2 million in the comparable period of 2009. The Company’s average realized silver and gold prices during the second quarter were $18.56 per ounce and $1,176 per ounce, respectively, representing increases of 35.4% and 25.6% over last year’s second quarter. Silver production contributed 72.6% of the Company’s total metal sales during the second quarter, compared to 83.8% during the second quarter of 2009.
Earnings
     The Company reported operating income of $1.9 million and $1.0 million for the three months and six months, respectively, ended June 30, 2010. However, the Company reported a net loss of $50.7 million, or $(0.57) per share, for the three months ended June 30, 2010 and a net loss of $58.8 million, or $(0.69) per share, for the six months ended June 30, 2010. The net losses reflect $42.5 million and $46.8 million, respectively, of fair value adjustments, which were driven primarily by higher gold prices related to the Franco-Nevada royalty obligation and warrant, the Mitsubishi gold lease facility, put and call options and forward foreign exchange contracts.
     In comparison, the Company had operating losses of $8.8 million and $8.5 million during the three months and six months, respectively, ended June 30, 2009. However, the Company reported net income of $11.6 million, or $0.17 per share, for the three months ended June 30, 2009 and $17.7 million, or $0.27 per share, for the six months ended June 30, 2009. The net income reflects $22.7 million and $38.4 million, respectively, of gains on debt extinguishments. The operating losses reported in the comparable periods of 2009 reflected lower realized silver and gold prices and higher operating costs at the Palmarejo mine as the mine was transitioning into production.
Other Highlights
     In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the most important matters management considers in evaluating the Company’s financial condition and results of operations include:
•
The average price of silver (Handy & Harman) and gold (London Final) for the six months ended June 30, 2010 was $17.66 and $1,152.22 per ounce, respectively. The market price of silver and gold on August 6, 2010 was $18.51 per ounce and $1,207.75 per ounce, respectively.

•
The Company owns 100% of Coeur Mexicana S.A. de C.V., a Mexican company that operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. During the six months ended June 30, 2010 Palmarejo produced 2.4 million ounces of silver and 42,527 ounces of gold.

•
The Company owns 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights to the San Bartolomé mine, a surface silver mine in Bolivia where commercial production commenced in June 2008. San Bartolomé produced 1.9 million ounces of silver during the second quarter of 2010, a 79.2% increase compared to the first quarter. San Bartolomé began mining higher grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal. The Huacajchi was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. See discussion under Operating Highlights and Statistics, South American Operations, San Bartolomé for further details.

•
The Company owns 100% of Coeur Alaska, Inc. (“Coeur Alaska”), which owns the Kensington property, north of Juneau, Alaska, which began processing ore on June 24, 2010 and commercial production commenced effective July 3, 2010.

•
The Company owns 100% of Coeur Rochester, Inc., which operated the Rochester mine, a silver and gold surface mine located in northwestern Nevada, since 1986. The active mining of ore at the Rochester mine ceased in 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations. During 2009, the Company completed a technical and economic evaluation of the continuation of mining operations at its Rochester mine. This study envisions an average of 2.5 million ounces of incremental annual silver production and 30,000 ounces of annual gold production through 2017. The Company expects to complete the permitting necessary for construction of facilities this year to restart active mining in 2011. Rochester produced 1.1 million ounces of silver and 5,306 ounces of gold in the first half of 2010.

•
The Company owns 100% of Coeur Argentina S.R.L., an Argentine company that owns and operates the underground high-grade silver and gold Martha mine in Santa Cruz, Argentina. During the first half of 2010, Martha produced 915,111 ounces of silver. Due to depletion of the ore reserve at the Martha mine, the Company expects operating activities will cease in late 2010 unless additional mineralization is discovered during the year. In addition, the Company is pursuing strategic alternatives at Martha.

     Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.

     Operating Highlights and Statistics
South American Operations
San Bartolomé Mine:
     Silver production for the second quarter of 2010 was 1.9 million ounces of silver or 79.2% higher than the first quarter of 2010 and was comparable to production during the second quarter of 2009. Total cash operating costs per ounce during the second quarter of 2010 were $7.78 and total cash costs per ounce, including royalties and taxes, were $8.32, compared to $9.98 and $10.84 respectively, in the first quarter of 2010 and $7.37 and $10.64, respectively, during the second quarter of 2009. The significant increase in production and decline in costs compared to the first quarter of 2010 was due to process handling improvements and the resumed mining of higher grade material located in the Huacajchi deposit which was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of the Cerro Rico Mountain.
     Silver production for the first six months of 2010 was 2.9 million ounces of silver compared to 4.0 million ounces in the six months ended June 30, 2009. Cash operating costs per ounce in the first half of 2010 were $8.57 and total cash costs per ounce were $9.22, compared to $7.04 and $9.35, respectively, in the six months ended June 30, 2009. Lower production and higher costs per ounce in the first half of 2010 compared to the first half of 2009 were due to the temporary suspension of mining above the 4,400 level of the Cerro Rico Mountain which was mandated in October 2009 as discussed below.
     On October 14, 2009, the Bolivian state-owned mining organization, (COMIBOL), announced by resolution its temporary suspension of mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico Mountain are undertaken. Cerro Rico Mountain is a historic mining area that has been the subject of centuries of unregulated underground mining by numerous groups and individuals. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. San Bartolomé has begun mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal. The Huacajchi deposit was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. Access to the Huacajchi deposit and its higher grade material is having beneficial impact on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be temporarily suspended while stability studies of Cerro Rico Mountain are under taken by COMIBOL, the state owned mining organization. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives. It is uncertain at this time how long the temporary suspension will remain in place.
Martha Mine:
     Silver production decreased 22.3% to 549,885 ounces in the second quarter of 2010 compared to 707,898 ounces in the second quarter of 2009. Total cash operating costs per ounce in the second quarter of 2010 were $8.97 and total cash costs per ounce, including royalties and taxes, were $9.57, as compared to $7.89 and $8.33, respectively, during the second quarter of 2009. The decrease in silver production were primarily due to a 54.2% decrease in tons milled offset by a 77.5% increase in the average silver grade.
     Silver production was 915,111 ounces in the six months ended June 30, 2010 compared to 1.5 million ounces in the six months ended June 30, 2009. Total cash operating costs per ounce in the first half of 2010 was $11.57 and total cash costs, including royalties and taxes, were $12.12, compared to $6.74 and $7.20, respectively, during the first half of 2009. The decrease in silver production and increase in total cash costs per ounce was primarily due to the 45.4% decrease in tons milled. The Company expects active mining operations will cease in late 2010 unless additional mineralization is discovered during the year. In addition, the Company is pursuing strategic alternatives at Martha.
North American Operations
Palmarejo Mine:
     The Palmarejo Mine commenced commercial production on April 20, 2009. Palmarejo contributed 44% of the company’s metal sales during the second quarter of 2010. The Company completed a substantial amount of test work during the first half of the year and is continuing to pursue additional opportunities to improve silver recovery rates at Palmarejo. Many important milestones were achieved during the second quarter, which are expected to result in higher production and lower costs during the remainder of 2010. These milestones include:
•	Commissioning of Merrill Crowe refining plant during June to supplement existing electrowinning plant

•	June commencement of mining of higher-grade ore from underground production stopes versus ore from development activities

•	Improved ore sorting and blending procedures from the various distinct ore types at Palmarejo
     Silver recoveries remained flat during the second quarter of 2010 compared to the first quarter of 2010. Production during the second quarter of 2010 was 1.1 million ounces of silver and 19,950 ounces of gold an increase of 82.2% and 105.0%, respectively, compared to the second quarter of 2009. Cash operating costs and total cash costs during the second quarter decreased by 44.5% to $10.78 per ounce compared to the second quarter of 2009. The increase in production levels are primarily due to a 60.4% increase in tons milled, and increases of 35.3% in silver recoveries and 13.4% in gold recoveries as compared to last year’s second quarter, which was the mines initial, startup quarter. The Company is in early stages of implementing conclusions from recent test work and expects to see continued improvement through the remainder of the year. During the month of July, Palmarejo produced 488,600 ounces of silver and 9,300 ounces of gold, representing monthly increases of 60.9% and 50.9%, respectively. These improvements are a result of recently commenced mining of higher-grade underground ore as well as improved ore blending procedures.
     Silver production at the Palmarejo Mine in the six months ended June 30, 2010, was 2.4 million ounces and gold production was 42,527, compared to 0.6 million ounces of silver and 9,730 ounces of gold in the six months ended June 30, 2009. Cash operating cost and total cash costs per ounce were $7.83 compared to $19.44 in the six months ended June 30, 2009. The increase in production and decrease in cash costs per ounce were primarily attributed to a 221.0% increase in tons milled, a 35.4% increase in silver recoveries and a 16.1% increase in gold recoveries as compared to the same period last year which was a partial year of operating activities.
Rochester Mine:
     Production was 533,093 ounces of silver and 2,616 ounces of gold during the second quarter of 2010 compared to 543,543 ounces of silver and 3,231 ounces of gold in the second quarter of 2009. Production was lower due to continued leach down of the ore on leach pad along with the lack of incremental ore production. Total cash operating costs per ounce in the second quarter of 2010 were $2.44 and total cash costs per ounce, including production taxes, were $2.93 in the second quarter of 2010 as compared to total cash operating costs per ounce of $2.50 and total cash costs per ounce of $2.96 in the second quarter of 2009. The decrease in total cash cost per ounce was primarily due to an increase in by-product credits related to increases in gold prices as compared to the second quarter of 2009.
     Production at the Rochester mine in the six months ended June 30, 2010, was 1.1 million ounces of silver and 5,306 ounces of gold, compared to 1.0 million ounces of silver and 6,049 ounces of gold in the six months ended June 30, 2009. Cash operating costs per ounce were $2.06 and total cash cost which include production taxes were $2.64, compared to $2.64 and $3.14, respectively, in the six months ending June 30, 2009. The decrease in cash costs per ounce was primarily due to an increase in by-product credits related to increases in gold prices as compared to the six months ended June 30, 2009.
     The Company completed a study regarding continuation of active mining operations and is working towards a resumption of active mining at the Rochester mine in 2011.
Australia Operations
Endeavor Mine:
     Silver production at the Endeavor mine in the second quarter of 2010 was 139,447 ounces compared to 122,705 ounces in the second quarter of 2009. The increase in silver production was primarily due to a 9.6% increase in tons milled and a 4.7% increase in ore grades compared to the second quarter of 2009. Total cash costs per ounce of silver produced were $8.98 in the second quarter of 2010 compared to $6.19 in the second quarter of 2009. The increase in total cash cost per ounce was primarily due to the price participation component terms of the transaction. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     Silver production in the six months ended June 30, 2010 was 343,700 ounces compared to 264,519 ounces in the six months ended June 30, 2009. The increase in silver production was due to a 72.8% increase in ore grades partially offset by an 8.3% decrease in tons milled compared to the first half of 2009. Total cash costs per ounce were $8.04 in the first half of 2010 compared to $5.52 in the first half of 2009. The increase in total cash costs per ounce was primarily due to the price participation component terms described above.
     As of June 30, 2010, CDE Australia Pty Ltd had recovered approximately 57% of the transaction consideration consisting of 2.8 million payable ounces, or 14% of the 20 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce maximum.
Operating Statistics from Continuing Operations
     The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Palmarejo (A)
Tons milled	457,268	285,095	915,275	285,095
Ore grade/Ag oz	3.23	3.84	3.57	3.84
Ore grade/Au oz	0.05	0.04	0.05	0.04
Recovery/Ag oz	72.5%	53.6%	72.6%	53.6%
Recovery/Au oz	87.3%	77.0%	89.4%	77.0%
Silver production ounces	1,070,638	587,716	2,371,231	587,716
Gold production ounces	19,950	9,730	42,527	9,730
Cash operating costs/oz	$10.78	$19.44	$7.83	$19.44
Cash cost/oz	$10.78	$19.44	$7.83	$19.44
Total production cost/oz	$29.73	$40.50	$25.16	$40.50
San Bartolomé
Tons milled	446,909	352,938	740,014	716,717
Ore grade/Ag oz	5.00	6.10	4.50	6.46
Recovery/Ag oz	83.4%	89.0%	87.2%	87.1%
Silver production ounces	1,863,141	1,916,359	2,903,068	4,029,910
Cash operating costs/oz	$7.78	$7.37	$8.57	$7.04
Cash cost/oz	$8.32	$10.64	$9.22	$9.35
Total production cost/oz	$11.56	$13.13	$12.39	$11.82
Martha Mine
Tons milled	12,421	27,097	29,996	54,914
Ore grade/Ag oz	50.24	28.31	35.21	30.02
Ore grade/Au oz	0.06	0.04	0.04	0.04
Recovery/Ag oz	88.1%	92.3%	86.6%	91.9%
Recovery/Au oz	81.7%	83.4%	89.5%	83.9%
Silver production ounces	549,885	707,898	915,111	1,515,905
Gold production ounces	558	834	1,074	1,807
Cash operating costs/oz	$8.97	$7.89	$11.57	$6.74
Cash cost/oz	$9.57	$8.33	$12.12	$7.20
Total production cost/oz	$14.10	$10.03	$17.38	$8.74
Rochester (B)
Silver production ounces	533,093	543,543	1,055,253	1,013,404
Gold production ounces	2,616	3,231	5,306	6,049
Cash operating costs/oz	$2.44	$2.50	$2.06	$2.64
Cash cost/oz	$2.93	$2.96	$2.64	$3.14
Total production cost/oz	$3.97	$3.90	$3.67	$4.14
Endeavor
Tons milled	143,371	130,872	273,244	297,843
Ore grade/Ag oz	2.01	1.92	2.61	1.51
Recovery/Ag oz	48.4%	48.7%	48.2%	58.8%
Silver production ounces	139,447	122,705	343,700	264,519
Cash operating costs/oz	$8.98	$6.19	$8.04	$5.52
Cash cost/oz	$8.98	$6.19	$8.04	$5.52
Total production cost/oz	$12.21	$8.76	$11.27	$8.09
CONSOLIDATED PRODUCTION TOTALS (C)
Silver ounces	4,156,204	3,878,221	7,588,363	7,411,454
Gold ounces	23,124	13,795	48,907	17,586
Cash operating costs/oz	$8.06	$8.57	$7.77	$7.31
Cash cost per oz/silver	$8.44	$10.33	$8.17	$8.72
Total production cost/oz	$15.62	$15.28	$15.72	$12.28
CONSOLIDATED SALES TOTALS (D)
Silver ounces sold	4,051,838	4,318,092	7,685,594	7,489,069
Gold ounces sold	23,645	11,816	49,379	15,941
Realized price per silver ounce	$18.56	$13.71	$17.74	$13.22
Realized price per gold ounce	$1,176.09	$936.53	$1,138.51	$933.72

(A)	Palmarejo achieved commercial production on April 20, 2009.

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

“Operating Costs per Ounce” and “Cash Costs per Ounce” are calculated by dividing the operating cash costs and cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash operating costs per ounce and cash costs per ounce as key indicators of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis.

“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, royalties, in-mine drilling expenditures related to production and other direct costs. Sales of by-product metals are deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expenses, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties, if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.

Total operating costs and cash costs per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below.

     The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs
Three months ended June 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	1,070,638	1,863,142	549,885	533,094	139,447	4,156,206
Cash operating cost per ounce	$10.78	$7.78	$8.97	$2.44	$8.98	$8.06
Cash costs per ounce	$10.78	$8.32	$9.57	$2.93	$8.98	$8.44

Total Operating Cost (Non-U.S. GAAP)	$11,542	$14,490	$4,937	$1,298	$1,252	$33,519
Royalties	—	999	329	—	—	1,328
Production taxes	—	—	—	260	—	260

Total Cash Costs (Non-U.S. GAAP)	11,542	15,489	5,266	1,558	1,252	35,107
Add/Subtract:
Third party smelting costs	—	—	(1,133)	—	(346)	(1,479)
By-product credit	23,846	—	666	3,131	—	27,643
Other adjustments	—	—	253	95	—	348
Change in inventory	(3,289)	(148)	(920)	811	517	(3,029)
Depreciation, depletion and amortization	20,289	6,032	2,236	458	450	29,465

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$52,388	$21,373	$6,368	$6,053	$1,873	$88,055

Six months ended June 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	2,371,231	2,903,068	915,111	1,055,253	343,700	7,588,363
Cash operating cost per ounce	$7.83	$8.57	$11.57	$2.06	$8.04	$7.77
Cash costs per ounce	$7.83	$9.22	$12.12	$2.64	$8.04	$8.17

Total Operating Cost (Non-U.S. GAAP)	$18,572	$24,869	$10,585	$2,175	$2,764	$58,965
Royalties	—	1,891	506	—	—	2,397
Production taxes	—	—	—	608	—	608

Total Cash Costs (Non-U.S. GAAP)	18,572	26,760	11,091	2,783	2,764	61,970
Add/Subtract:
Third party smelting costs	—	—	(1,826)	—	(610)	(2,436)
By-product credit	48,891	—	1,237	6,119	—	56,247
Other adjustments	—	—	259	163	—	422
Change in inventory	(6,697)	(2,016)	697	2,318	(112)	(5,810)
Depreciation, depletion and amortization	41,083	9,209	4,553	923	1,110	56,878

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$101,849	$33,953	$16,011	$12,306	$3,152	$167,271

Three months ended June 30, 2009

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	587,716	1,916,359	707,898	543,543	122,705	3,878,221
Cash operating cost per ounce	$19.44	$7.37	$7.89	$2.50	$6.19	$8.57
Cash costs per ounce	$19.44	$10.64	$8.33	$2.96	$6.19	$10.33

Total Operating Cost (Non-U.S. GAAP)	$11,423	$14,119	$5,587	$1,358	$760	$33,247
Royalties	—	6,277	307	—	—	6,584
Production taxes	—	—	—	249	—	249

Total Cash Costs (Non-U.S. GAAP)	11,423	20,396	5,894	1,607	760	40,080
Add/Subtract:
Third party smelting costs	—	—	(1,379)	—	(262)	(1,641)
By-product credit	9,101	—	772	2,974	—	12,847
Other adjustments	—	—	167	53	—	220
Change in inventory	(6,854)	1,850	634	1,506	(25)	(2,889)
Depreciation, depletion and amortization	12,380	4,774	1,034	457	316	18,961

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$26,050	$27,020	$7,122	$6,597	$789	$67,578

Six months ended June 30, 2009

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	587,716	4,029,910	1,515,905	1,013,404	264,519	7,411,454
Cash operating cost per ounce	$19.44	$7.04	$6.74	$2.64	$5.52	$7.31
Cash costs per ounce	$19.44	$9.35	$7.20	$3.14	$5.52	$8.72

Total Operating Cost (Non-U.S. GAAP)	$11,423	$28,366	$10,223	$2,684	$1,460	$54,156
Royalties	—	9,302	691	—	—	9,993
Production taxes	—	—	—	503	—	503

Total Cash Costs (Non-U.S. GAAP)	11,423	37,668	10,914	3,187	1,460	64,652
Add/Subtract:
Third party smelting costs	—	—	(2,846)	—	(534)	(3,380)
By-product credit	9,101	—	1,655	5,531	—	16,287
Other adjustments	—	7	167	88	—	262
Change in inventory	(6,853)	(241)	669	2,040	(97)	(4,482)
Depreciation, depletion and amortization	12,380	9,947	2,174	927	681	26,109

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$26,051	$47,381	$12,733	$11,773	$1,510	$99,448

Exploration Activity
     In the three and six months ending June 30, 2010, the Company spent approximately $4.0 million and $7.8 million respectively, on its global exploration program. The majority of this was devoted to exploration at the Company’s Palmarejo, Martha and Kensington properties.
Palmarejo (Mexico)
     The Company spent a total of $2.1 million on exploration at the Palmarejo District during the three months ending June 30, 2010 to discover new silver and gold mineralization and define new ore reserves.
     This exploration work concentrated primarily on drilling around the Palmarejo mine from both surface and underground platforms. A total of 12,359 meters (40,458 feet) of core drill was completed in the second quarter of 2010 in this program in an effort to discover new mineralization at the mine and expand ore reserves. In addition drilling recommenced in the north end of the long Guadalupe mineral system in the Palmarejo District where a total of 7,420 meters (24,344 feet) of core drill was completed in the second quarter.
Kensington (USA)
     Exploration at Kensington consisted of mapping, sampling, and commencing core drilling in an effort to discover new mineralization and expand ore reserves. The main focus for this drilling was on the Horrible structure, a prominent, gold-bearing quartz vein and vein swarm situated about 650 meters west of the current Kensington mining area. A total of 9,941 feet (3,030 meters) of core drilling was completed at Horrible and a total of $0.2 million was spent on this program in the second quarter. In addition, drilling activities continued in the second quarter on close-spaced definition of areas slated for mining this year and 2011.

Cerro Bayo Mine (Chile)
     No exploration was conducted at Cerro Bayo during the second quarter of 2010.
Martha Mine (Argentina)
     Exploration work at the Martha mine in the second quarter of 2010 consisted of target generation and drill site selection for future testing.
     However, the Company conducts exploration in other parts of the Santa Cruz Province in Argentina. In the second quarter of 2010, the Company focused this effort on the Joaquin property, on which the Company has an option to acquire up to a 71% managing interest in a joint venture with Mirasol Resources Ltd. At Joaquin a fourth phase of drilling and further reconnaissance to identify new targets commenced in the second quarter of 2010. A total of 4,426 meters (14,521 feet) of core drilling were completed at the La Negra and La Morocha targets. The Company spent a total of $1.1 million in Argentina in the second quarter of 2010 on this and other work in the province. The Company holds a large area of surface and mineral concessions in Santa Cruz and is actively exploring several parcels.
Rochester (USA)
     Exploration work consisted of mapping, sampling and detailed modeling of ore zones slated for future mining at Rochester. Late in the second quarter, drilling commenced on new targets between the Rochester and Packard mines. A total of 15,000 feet (4,472 meters) is planned in a first phase drilling program expected to be completed in the third quarter.
Development Projects:
Kensington (Alaska)
     The Company invested $33.2 million at Kensington during the second quarter of 2010 and expects to invest an additional $41.0 million for the remainder of the year. Production during the mine’s initial, partial year is expected to be approximately 50,000 ounces of gold. Based on an initial 12.5 year mine life from current proven and probable mineral reserves, the Company expects gold production to average approximately 125,000 ounces annually and total operating costs to average $490 per ounce.
Critical Accounting Policies and Estimates
     Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to ounces recoverable from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of gold and silver ounces recoverable from ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Notes to the Company’s consolidated financial statements.
     Revenue Recognition. Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to metal passes to the buyer and when collectability is reasonably assured. Title passes to the customer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to prices for the product in active and freely traded commodity markets, such as the London Bullion Market for both gold and silver, in an identical form to the product sold.
     Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded on the balance sheet as a derivative asset in “Prepaid expenses and other assets” or as a derivative liability in “Accrued liabilities and other” and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The product sold, after smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the ultimate product is metal in flotation concentrate. Revenue includes sales of by-product gold from the Company’s mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.
     At June 30, 2010, the Company had outstanding provisionally priced sales of $14.4 million, consisting of 0.7 million ounces of silver and 693 ounces of gold, which had a fair value of $14.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $7,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $700. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     Estimates. Preparing the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of ounces recoverable from proven and probable reserves or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings from drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates. We use ore reserves estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.
     We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists are dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans.
     We depreciate our property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in assessing the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.
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
     The Company used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples were taken of the drill residue which was assayed to determine estimated quantities of contained metal. The Company estimated the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at the lower of cost or market, with cost determined using a weighted average cost method.
     The Company reported a value of ore on leach pad of $21.1 million as of June 30, 2010. Of this amount, $7.5 million is reported as a current asset and $13.6 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of metals contained within the broken ore that are expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that are expected to be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
     Estimates of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs are inherently inaccurate since they rely upon laboratory testwork. Testwork evaluates 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is estimated based upon laboratory column tests and experience occurring over more than twenty years of leach pad operations at the Rochester Mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimate of silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company expects to continue its residual heap leach activities through 2014. The ultimate recovery will not be known until leaching operations cease. If our estimate of the ultimate recovery requires adjustment, the impact upon our valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Changes in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future of cost of production per silver equivalent ounce for increases in recovery rates	$3.16	$2.51	$2.08	$3.63	$3.15	$2.79
Negative impact on future of cost of production per silver equivalent ounce for decreases in recovery rates	$6.60	$12.22	$12.22	$5.21	$6.58	$6.58
     Inventories of ore on leach pads are valued based upon actual production costs incurred to produce and place ore on the leach pad during the current period, adjusted for the effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, a third party refines the metal extracted from the leach pad to a saleable form. These additional costs are considered in the valuation of inventory.
     Reclamation and remediation costs. The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These legal obligations are associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the assets. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
     Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. A change in an estimate is reflected in earnings in the period the estimate is revised.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets which, it is more likely than not, will not be realized.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2008 are subject to examination. The Company’s practice is to recognize interest or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at June 30, 2010.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Sales of metal from continuing operations in the second quarter of 2010 increased by 48.9% or $33.2 million to $101.0 million. The increase in sales of metal was primarily due to an increase in the quantity of gold ounces sold due to contributions from the Company’s Palmarejo silver and gold mine, which began commercial production on April 20, 2009. In the second quarter of 2010, the Company sold 4.1 million ounces of silver and 23,645 ounces of gold compared to 4.3 million ounces of silver and 11,816 ounces of gold for the same period in 2009. Realized silver and gold prices were $18.56 and $1,176.09 per ounce, respectively, in the second quarter of 2010, compared to $13.71 and $936.53 per ounce, respectively, in the comparable quarter of 2009.
     Included in sales of metal are the by-product sales derived from the sale of gold. During the second quarter of 2010, by-product revenues totaled $27.7 million compared to $11.0 million in the second quarter of 2009. The increase is due to additional ounces of gold sold in the second quarter of 2010 primarily as a result of contribution from the Company’s Palmarejo mine which operated for the entire second quarter of 2010. The Company believes that presentation of these metal sales as by-products from its current operations will continue to be appropriate in the future.
     In the second quarter of 2010, the Company produced a total of 4.2 million ounces of silver and 23,124 ounces of gold, compared to 3.9 million ounces of silver and 13,795 ounces of gold in the second quarter of 2009. The increase in silver production is primarily due to the increase of 482,922 ounces at the Palmarejo mine which operated at full capacity during the quarter, offset by decreased silver production of 53,218 ounces at the San Bartolomé mine primarily due to mining restrictions above the 4,400 meter level and 158,013 ounces of silver at the Martha Mine, which is expected to cease operating activities later this year. The increase in gold production in the second quarter of 2010 compared to the second quarter of 2009 is primarily due to the increase of 10,220 ounces of gold from the Palmarejo mine.
     While quarterly sales of metal rose 48.9%, production costs applicable to sales of metal in the second quarter of 2010 increased only 19.9% to $58.6 million from $48.9 million in the second quarter of 2009.

     Depreciation and depletion increased by $10.8 million, from $19.2 million to $30.0 million, compared to the second quarter of 2009. The increase is due to depreciation and depletion expense from the Palmarejo mine, which was not in full production during the second quarter of 2009.
Costs and Expenses
     Administrative and general expenses increased by $1.5 million, from $5.4 million to $6.9 million, as compared to the second quarter of 2009. The increase is due to corporate administrative, legal and other costs.
     Exploration expenses were $3.2 million in the second quarter of 2010 compared to $3.2 million in the same period of 2009.
     Pre-development expenses were $0.6 million during the second quarter of 2010 due to permitting activities at the Rochester mine related to potential resumption of active mining in 2011. There were no pre-development costs in the second quarter of 2009.
Other Income and Expenses
     The Company recognized $4.1 million of losses on debt extinguishments during the second quarter of 2010 from the exchange of a portion of the 3.25% Convertible Senior Notes and the 1.25% Convertible Senior Notes for shares of common stock, compared to a gain of $22.7 million during the second quarter of 2009.
     Fair value adjustments, net in the three months ended June 30, 2010 were $42.5 million compared to $4.1 million in the second quarter of 2009. The increase was due to mark-to-market adjustments driven by higher gold prices related to the Franco-Nevada royalty obligation, the Mitsubishi gold lease facility, put and call options and forward foreign exchange contracts.
     Interest and other income in the second quarter of 2010 decreased by $5.3 million to a loss of $3.8 million compared with the second quarter of 2009. The decrease was due to losses on foreign currency transactions.
     Interest expense, net of capitalized interest, increased to $5.6 million in the second quarter of 2010 compared to $5.2 million in the second quarter of 2009 due to an increase in accretion expense related to the Franco-Nevada obligation, the gold lease facility, capital lease obligations and other short-term borrowings and lower capitalized interest at the Palmarejo mine which was placed into service in April 2009, thereby decreasing capitalized interest in the second quarter of 2010.
Income Taxes
     For the three months ended June 30, 2010, the Company reported an income tax benefit of approximately $9.4 million compared to an income tax benefit of $3.9 million in the second quarter of 2009. The following table summarizes the components of the Company’s income tax benefits for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
	2010	2009
Current:
United States — Alternative minimum tax	$—	$30
United States — Foreign withholding	(624)	(578)
Argentina	(2,128)	(867)
Australia	(57)	976
Mexico	(33)	(7)
Canada	—	(53)
Bolivia	(3,721)	(3157)
Deferred:
United States	20,422	817
Australia	(292)	230
Mexico	(4,007)	7,560
Bolivia	(188)	(1,058)

Income tax benefit	$9,372	$3,893

     During the three months ended June 30, 2010, the Company recognized a current provision in Argentina and Bolivia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $15.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico). In addition, the Company recorded a tax provision adjustment of $2.1 million related to prior periods.
     During the three months ended June 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metal prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a net $8.6 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a $1.1 million deferred tax provision in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities.
Results of Discontinued Operations
     On or about August 9, 2010, the Company expects to close the sale of its interest in the Cerro Bayo Mine. Pursuant to U.S. GAAP, Cerro Bayo has been reported in discontinued operations for the three month periods ended June 30, 2010 and 2009. Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, Broken Hill has been reported in discontinued operations for the three month period ended June 30, 2009. There was no income (loss) from discontinued operations related to Broken Hill during the three months ended 2010. Loss from discontinued operations (net of taxes) for the three month period ended June 30, 2010 was $5.9 million, as compared to a gain from discontinued operation (net of taxes) for the three month period ended June 30, 2009 of $1.7 million.

     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended June 30, 2010 and June 30, 2009 (in thousands):

	Three months ended			Three months ended
	June 30, 2010			June 30, 2009
					Cerro
	Broken	Cerro		Broken	Bayo
	Hill	Bayo Mine	Total	Hill	Mine	Total
Sales of metals	$—	$—	$—	$5,647	$(84)	$5,563

Productions costs applicable to sales	—	—	—	913	—	913
Depreciation and depletion	—	1,028	1,028	872	1,061	1,933
Care and maintenance expense	—	809	809	—	609	609
Other operating expenses	—	8	8	—	1,216	1,216
Interest and other income	—	(143)	(143)	—	1,010	1,010
Income tax benefit (expense)	—	(978)	(978)	(487)	297	(190)
Loss on sale of discontinued assets	—	(2,977)	(2,977)		—	—

Net income (loss)	$—	$(5,943)	$(5,943)	$3,375	$(1,663)	$1,712

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Sales of metal from continuing operations in the six months ended June 30, 2010 increased by 70.2% or $78.1 million to $189.3 million. The increase in sales of metal was primarily due to an increase in the quantity of gold ounces sold due to contributions from the Company’s Palmarejo silver and gold mine, which began commercial production on April 20, 2009. During the six months ended June 30, 2010, the Company sold 7.7 million ounces of silver and 49,379 ounces of gold compared to 7.5 million ounces of silver and 15,941 ounces of gold during the same period in 2009. Realized silver and gold prices were $17.74 and $1,138.51 per ounce, respectively, in the six months ended June 30, 2010, compared to $13.22 and $933.72 per ounce, respectively, in the comparable quarter of 2009.
     Included in sales of metal is the by-product sales derived from the sale of gold. During the six months ended June 30, 2010, by-product metal sales totaled $56.0 million compared to $14.6 million in the six months ended June 30, 2009. The increase is due to additional ounces of gold sold in the first half of 2010 primarily as a result of production at the Company’s Palmarejo mine which operated for the entire first half of 2010. The Company believes that presentation of these metal sales as by-products from its current operations will continue to be appropriate in the future.
     In the six months ended June 30, 2010, the Company produced a total of 7.6 million ounces of silver and 48,907 ounces of gold, compared to 7.4 million ounces of silver and 17,586 ounces of gold in the six months ended June 30, 2009. The increase in silver production is primarily due to the increase of 1.8 million ounces at the Company’s Palmarejo mine, which operated at full capacity during the quarter offset by a decrease of 1.1 million at the San Bartolomé mine, due to mining restrictions above the 4,400 meter level and a decrease of 600,794 ounces at the Martha mine. The increase in gold production in the six months ended June 30, 2010 compared to the same period of 2009 is primarily due to the increase of 32,797 ounces of gold from the Palmarejo mine, which commenced commercial production in April of 2009.
     While sales of metal increased 70.2% during the first six months of 2010, production costs applicable to sales of metal in the six months ended June 30, 2010 increased 50.1% to $110.4 million from $73.6 million in the six months ended June 30, 2009. The increase in production costs is primarily due to costs related to the commencement of operating activities at the Palmarejo mine, which was not in production until April of 2009.
     Depreciation and depletion increased by $31.0 million, from $26.7 million to $57.7 million, as compared to the six months ended June 30, 2009. The increase is due to depreciation and depletion expense from the Palmarejo mine, which was not in production until April of 2009.
Costs and Expenses
     Administrative and general expenses increased by $0.6 million, from $13.2 million to $13.8 million, as compared to the six months ended June 30, 2009. The increase of $0.6 million is primarily due to corporate administrative costs, legal and other expenses.
     Exploration expenses decreased by $0.6 million to $5.7 million in the six months ended June 30, 2010 compared to $6.3 million in the same period of 2009 as a result of decreased exploration activities.
     Pre-development expenses were $0.7 million during the first half of 2010, due to permitting activities, at the Rochester mine related to potential expansion of mining activities in early 2011. There were no pre-development costs in the first half of 2009.
Other Income and Expenses
     The Company recognized $11.9 million of losses on debt extinguishments during the six months ended June 30, 2010 from the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock compared to a gain of $38.4 million during the six months ended June 30, 2009.
     Fair value adjustments, net in the six months ended June 30, 2010 were $46.8 million compared to $13.6 million recorded in the six months ended June 30, 2009. The increase was due to mark-to-market adjustments driven by variations in gold prices related to the Franco-Nevada royalty obligation, the gold lease facility, put and call options and forward foreign exchange contracts.
     Interest and other income in the six months ended June 30, 2010 decreased by $3.9 million to a loss of $2.1 million compared with the six months ended June 30, 2009. The decrease was due to losses on foreign currency transactions.
     Interest expense, net of capitalized interest, increased to $11.5 million in the six months ended June 30, 2010 compared to $6.0 million in the six months ended June 30, 2009 due to an increase in interest expense related to senior secured notes, the Kensington credit facility, accretion expense for the Franco-Nevada obligation, the Mitsubishi gold lease facility, capital lease obligations and other short-term borrowings and lower capitalized interest at the Palmarejo mine which was placed into service in April 2009.
Income Taxes
     For the six months ended June 30, 2010, the Company reported an income tax benefit of approximately $21.2 million compared to an income tax benefit of $3.6 million in the same period of 2009. The following table summarizes the components of the Company’s income tax benefit for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Current:
United States — Alternative minimum tax	$—	$(239)
United States — Foreign withholding	(1,115)	(838)
Argentina	(2,141)	(1,332)
Australia	(57)	818
Mexico	(83)	(49)
Canada	—	(53)
Bolivia	(2,890)	(3,157)
Deferred:
United States	21,993	2,366
Australia	(582)	(97)
Mexico	7,696	11,696
Bolivia	(1,611)	(5,476)

Income tax benefit	$21,210	$3,639

     During the six months ended June 30, 2010, the Company recognized a current provision in Argentina and Bolivia primarily related to higher metals prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $27.5 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
     During the six months ended June 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.8 million on inter-company transactions from the U.S. parent to the Argentina, Mexico, Chile and Australia subsidiaries. Finally, the Company recognized a $14.1 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $5.6 million (principally in Bolivia) for inflation adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities.
Results of Discontinued Operations
     On or about August 9, 2010, the Company expects to close the sale of its interest in the Cerro Bayo Mine. Pursuant to U.S. GAAP, Cerro Bayo has been reported in discontinued operations for the six month periods ended June 30, 2010 and 2009. Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, Broken Hill has been reported in discontinued operations for the six month period ended June 30, 2009. There was no income (loss) from discontinued operations related to Broken Hill during the six months ended June 30, 2010. Income (loss) from discontinued operations (net of taxes) for the six month periods ended June 30, 2010 and 2009 was ($8.8) million and $1.8 million respectively.

     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the six months ended and June 30, 2010 June 30, 2009 (in thousands):

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
		Cerro			Cerro
	Broken	Bayo		Broken	Bayo
	Hill	Mine	Total	Hill	Mine	Total
Sales of metals	$—	$—	$—	$10,356	$1,631	$11,987

Productions costs applicable to sales	—	—	—	1,699	1,211	2,910
Depreciation and depletion	—	2,082	2,082	1,619	2,129	3,748
Care and maintenance expense	—	1,878	1,878	—	1,347	1,347
Other operating expenses	—	16	16	—	2,547	2,547
Interest and other income	—	(481)	(481)	—	1,753	1,753
Income tax benefit (expense)	—	(1,321)	(1,321)	(1,990)	636	(1,354)
Loss on sale of discontinued assets	—	(2,977)	(2,977)	—	—	—

Net income (loss)	$—	$(8,755)	$(8,755)	$5,048	$(3,214)	$1,834

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at June 30, 2010, decreased by $7.7 million to approximately $3.0 million compared to working capital of $10.7 million at December 31, 2009. The ratio of current assets to current liabilities was 1.0 to 1.0 at June 30, 2010 and was 1.1 to 1.0 at December 31, 2009. The decrease in working capital is primarily due to net assets held for sale relating to the Cerro Bayo sale partially offset by draw downs on the Kensington Credit Facility related to capital investment activity at the Kensington mine.
     Net cash provided by operating activities in the three and six months ended June 30, 2010 was $32.5 million and $23.2 million respectively, compared with net cash provided by operating activities of $15.0 million and $18.1 million in the three and six month periods ended June 30, 2009. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$32,456	$15,039	$23,226	$18,085
Changes in operating assets and liabilities:
Receivables and other current assets	(3,662)	11,653	7,625	9,000
Inventories	2,251	8,024	4,908	13,186
Accounts payable and accrued liabilities	(8,998)	(18,175)	14,003	(16,936)

Operating cash flow	$22,047	$16,541	$49,762	$23,335

     Net cash used in investing activities in the second quarter of 2010 was $45.3 million compared to $36.8 million used in the second quarter of 2009. The increase is primarily due to higher capital investment activity at the Kensington mine and lower proceeds from the sale of investments. The Company’s financing activities used $1.9 million of cash during the three months ended June 30, 2010 compared to net cash provided by financing activities of $8.3 million during the three months ended June 30, 2009. The decrease in net cash provided by financing activities was primarily due to payments on the gold production royalty and payments for the credit facility, long-term debt, capital leases and bank borrowings, partially offset by the cash proceeds received in the second quarter of 2010 from bank borrowings.
     Net cash used in investing activities in the six months ended June 30, 2010 was $92.6 million compared to $107.2 million used in the six months ended June 30, 2009. The decrease is primarily due to lower capital investment activity at the Palmarejo mine which commenced commercial production in April 2009. The Company’s financing activities provided $87.8 million of cash during the six months ended June 30, 2010 compared to $93.0 million during the six months ended June 30, 2009. The decrease in net cash provided by financing activities was primarily due to increased payments on the gold production royalty, credit facility, long-term debt and capital leases, partially offset by cash proceeds received from bank borrowings.
Liquidity
     As of June 30, 2010, the Company’s cash, equivalents and short-term investments totaled $41.2 million compared to $56.0 million in the first quarter of 2010. The decrease in cash and cash equivalants of 26.4% compared to the first quarter of 2010, was due to capital investment activity at Kensington and Palmarejo. The Company believes that its liquidity and projected operating cashflows will be adequate to meet its obligations for at least the next twelve months.
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
Capitalized Expenditures
     During the first half of 2010, capital expenditures totaled $92.7 million. The Company expended $27.3 million at the Palmarejo project, $63.1 million for construction and development activities at the Kensington project, $1.9 million for the development of the San Bartolomé mine and $0.4 million at the remaining sites.
Gold Lease Facility
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of June 30, 2010, the Company had 15,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC over the next month on scheduled delivery dates. As of June 30, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.25 million and $9.3 million of metal inventory held by a refiner. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

Debt and Capital Resources
3.25% Convertible Senior Notes due 2028
     As of June 30, 2010, the outstanding balance of the 3.25% convertible Senior Notes was $48.7 million, or $42.1 million net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
     Each holder of the notes may require that the Company repurchase some or all of such holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
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
     The notes are convertible under certain circumstances, as described in the indenture agreement, at the holder’s option, at an initial conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.
     During the second quarter of 2010, $44.4 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 2.9 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $3.5 million in gain (loss) and debt extingushments.
      During the six months ended June 30, 2010, $99.7 million of the 3.25% Convertible Senior Notes due 2025 were repurchased in exchange for 6.5 million shares of the Company’s Common Stock. The Company recognized a loss on the repurchase of $8.6 million in gain (loss) on debt extinguishments.
     The fair value of the notes outstanding, as determined by market transactions at June 30, 2010 and December 31, 2009, was $44.5 million and $131.3 million, respectively. The carrying value of the equity component at June 30, 2010 and December 31, 2009 was $10.9 million and $33.4 million, respectively.
     For the three and six month periods ended June 30, 2010, interest expense was $0.4 million and $1.6 million, respectively and accretion of the debt discount was $0.6 million and $1.9 million, respectively. The debt discount remaining was $6.5 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the three and six months ended June 30, 2009, interest expense was $1.6 million and $3.4 million, respectively, and accretion of the debt discount was $1.9 million and $4.1 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of June 30, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining $1.9 million principal amount of the 1.25% Convertible Notes are convertible into shares of common stock at the option of the holder on each of January 15, 2011, January

14, 2014, and January 15, 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
     The Company is required to make semi-annual interest payments on January 15 and July 15 of each year. The notes are redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days exceeds 150% of the conversion price, and anytime after January 18, 2011. Before January 18, 2011, the redemption price is equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. The notes are due on January 15, 2024.
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
     During the six months ended June 30, 2010, $20.4 million of the 1.25% convertible senior notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes to $1.9 million as of June 30, 2010. The company recognized a loss on the repurchase of $1.7 million in gain (loss) on debt extinguishments. There were no repurchases in the second quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions on June 30, 2010 and December 31, 2009, was $1.9 million and $22.8 million, respectively.
     Interest on the notes for the three and six month periods ended June 30, 2010 was $5,809 and $16,508, respectively. Interest on the notes for the three and six month periods ended June 30, 2009 was $0.4 million and $1.0 million, respectively.
Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued shares of its common stock valued at $4.2 million as financing costs. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.5%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. The company elected to pay the June 30, 2010 payment with a combination of 50% cash and 50% common stock. The March 31, 2010 payment was paid entirely with common stock. For the three and six months ended June 30, 2010, the Company paid $8.3 million and $16.6 million, respectively, in principal and $1.5 million and $2.5 million, respectively, in interest. For the three and six months ended June 30, 2010 the Company issued 348,410 shares and 1,060,413 shares, respectively, of the Company’s stock. The effective interest rate was approximately 10.6%, which includes a loss of $0.5 million and $1.6 million, for the three and six months ended June 30, 2010 respectively, in connection with this quarterly debt payment. The loss is recorded in gain (loss) on debt extinguishments.

Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse whereby Credit Suisse agreed to provide Coeur Alaska, a wholly-owned subsidiary of the Company, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington Gold Mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning three months after an approximate twelve-month grace period commencing in November 2009, Coeur Alaska will repay the loan in equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur.
     As of June 30, 2010, the Company has $40.8 million outstanding, bearing interest at 5.5% (three month Libor rate plus 5% margin). The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; (iv) debt service coverage ratio; and (v) maximum production cost. Events of default under the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse effect; (iii) loss of or failure to obtain applicable permits; and (iv) failure to achieve final completion date.
     As a condition to the Kensington term facility, with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.
Bank Loans
     On March 3, 2010, Coeur Mexicana, entered into three short term bank loans in the amount of $5.0 million with FIFOMI secured by Coeur d’ Alene Mines and certain machinery and equipment to fund working capital requirements. The bank loans bear interest at 13.45% and mature between 36 and 60 months. As of June 30, 2010 the company has drawn $4.6 million on two of the loans.
      On April 14, 2010, the Company’s wholly owned Bolivian subsidiary, Empresa Minera Manquiri, received proceeds from short-term borrowings from Banco de Credito de Bolivia in the amount of $2.5 million bearing interest at approximately 5.0% to fund working capital requirements. The short-term borrowings were repaid on June 14, 2010.
      On June 22, 2010, Empresa Minera Manquiri received proceeds from short-term borrowings from Banco de Credito de Bolivia in the amount of $2.5 million bearing interest at approximately 4.8% to fund working capital requirements. The short-term borrowings mature on August 22, 2010.
     On November 27, 2009, Empressa Minera Manquiri, received proceeds from short-term borrowings from Banco Bisa in the amount of $5.0 million bearing an interest rate of 6.5% to fund working capital requirements. The short-term bank loan matures on November 17, 2011.
     During 2008, Empressa Minera Manquiri received proceeds from short-term borrowings from Banco Bisa and Banco de Credito de Bolivia in the amount of $3.0 million to fund working capital requirements. The short-term bank loans matured and were repaid in April 2009.
     During the fourth quarter of 2008, the Company’s wholly-owned Argentine subsidiary, (Coeur Argentina S.R.L.), entered into several temporary credit lines in the amount of $3.5 million with the Standard Bank of Argentina secured by a standby letter of credit by Cerro Bayo, (a wholly owned subsidiary of the Company), to fund working capital requirements. The credit lines matured and were repaid on April 13, 2009, June 30, 2009 and July 24, 2009.
Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction and is yet to be exercised. From July 1, 2009 until payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on the fourth anniversary of the transaction). After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in an amount equal to 50% of actual gold production per month multiplied by the market price of gold in excess of $400, as adjusted as described above. The Company used an implicit interest rate of 27.4% to discount the original obligation. The royalty obligation is accreted to its expected value over the expected minimum payment period based on an implicit interest rate. The price volatility associated with this minimum Royalty Obligation is considered an embedded derivative under U.S. GAAP and is described in Note 13, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold production royalty. During the three and six months ended June 30, 2010, the Company paid $9.6 million and $18.5 million, respectively, in royalty payments to Franco-Nevada Corporation. As of June 30, 2010 and December 31, 2009, the remaining obligation balance was $83.0 million and $84.8 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and six months ended June 30, 2010 the Company capitalized interest of $4.2 million and $8.4 million, respectively. For the three and six months ended June 30, 2009, the Company capitalized interest of $4.9 million and $15.9 million, respectively.
Litigation and Other Events
     For a discussion of litigation and other events, see Note 17 to the Company’s Consolidated Financial Statements, Litigation and Other Events.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that are subject to risks and uncertainties. Actual results and actions could differ materially from those discussed below.
     The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. From time to time, in order to mitigate some of the risk associated with these fluctuations, the Company may enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing the Company’s exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company may also manage price risk by purchasing put options.
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, generally, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded on our balance sheet as derivative assets in “Prepaid expenses and other” or as derivative liabilities in “Accrued liabilities and other” and are adjusted to fair value through earnings each period until the date of final settlement.
     At June 30, 2010, the Company had outstanding provisionally priced sales of $14.4 million, consisting of 0.7 million ounces of silver and 693 ounces of gold, which had an aggregate fair value of $14.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $7,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $700. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had an aggregate fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico and Argentina, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
     During 2009, the Company entered into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2010, the Company had MXP foreign exchange contracts of $21.6 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.22 MXP to each U.S. dollar and had a fair value of $0.1 million at June 30, 2010. The Company recorded mark-to-market gains (losses) of $(1.6) million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $(1.2) million and $(3.3) million for the six months ended June 30, 2010 and 2009, respectively which is reflected in the consolidated statement of operations in “Fair value adjustments, net.” The Company recorded realized gains of $0.5 million and $0.2 million in production costs applicable to sales during the three months ended June 30, 2010 and 2009, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. During 2009, the Company repaid 2,000 ounces of gold and leased an additional 5,000 ounces of gold. As of June 30, 2010, the Company had 15,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on scheduled delivery dates. As of June 30, 2010 the Company is required to pledge certain collateral, including standby letters of credit of $2.25 million and $9.3 million of metal inventory held by a refiner. The Company accounts for the gold lease facility as a derivative instrument, which is recorded on the balance sheet in “Accrued liabilities and other”.

     As of June 30, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 5.8% and 5.7% discount rate, respectively, the fair value of the Gold Lease facility was a liability of $18.6 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of June 30, 2010 was $18.7 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $18.6 million. Mark-to market adjustments for the gold lease facility amounted to a loss of a $2.2 million and a loss of $1.5 million for the three months ended June 30, 2010 and 2009, respectively and $0.8 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively. The Company recorded realized losses of nil for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included on the consolidated statement of operations in “Fair value adjustments, net.”
     During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At June 30, 2010, the Company held put options allowing it to deliver 1.8 million ounces of silver at a weighted average strike price of $9.17 per ounce. The contracts will expire over the next three months.
     In connection with the Credit Suisse credit facility described in Note 8, Kensington Term Facility, at June 30, 2010, the Company had written outstanding call options requiring it to deliver 125,000 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the strike price. In addition, the Company had purchased outstanding put options allowing it to sell 125,000 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of June 30, 2010 the fair market value of these contracts was a net liability of $7.5 million.
     During the six months ended June 30, 2010, outstanding put options allowing the Company to deliver 3.6 million ounces of silver at an average strike price of $9.24 per ounce expired. The Company recorded realized losses of $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively, included in fair value adjustments, net.
   During the three and six months ended June 30, 2009, the Company recorded realized gains of $0.2 million and $0.2 million, respectively, included in fair value adjustments, net.
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation that is described in Note 8, Long Term Debt, Franco-Nevada Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. The price volatility associated with minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2010 and December 31, 2009 was a liability of $109.7 million and $78.0 million, respectively. The Franco-Nevada warrant is a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfies certain completion tests stipulated in the agreement. The Franco-Nevada warrant is considered a derivative instrument. The fair value of the warrant at June 30, 2010 and December 31, 2009 was $8.7 million and $6.3 million, respectively. These derivative instruments are recorded in prepaid expenses and other, current or non-current royalty obligation on the balance sheet and adjusted to fair value through current earnings. During the three months ended June 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $30.0 million and a gain of $1.0 million, respectively, and for the same period in 2009, a loss of $5.5 million and a gain of $0.5 million, respectively. During the six months ended June 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $31.7 million and a gain of $2.3 million, respectively, and for the same period in 2009 a loss of $18.2 million and a gain of $1.9 million, respectively. For the three and six months ended June 30, 2010, realized losses on settlement of the liabilities were $3.7 million and $6.8 million respectively. For the three and six months ended June 30, 2009, realized losses on settlement of liabilities were $0.1 million and $0.1 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note 17 to the consolidated financial statements in this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Those risk factors have been supplemented and updated in this Form 10-Q as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.

The market prices of silver and gold are volatile. Low silver and gold prices could result in decreased revenues, decreased net income or increased losses and decreased cash flows, and may negatively affect our business.
     Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 70% of our revenues from continuing operations from sales of silver and 30% from gold, our earnings are primarily related to the price of these metals.
     The market prices of silver (Handy & Harman) and gold (London Final) on August 6, 2010 were $18.51 per ounce and $1,207.75 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
     The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of June 30, 2010, unions represented approximately 19% of our worldwide workforce. On that date, the Company had 7 employees at its Cerro Bayo mine and 98 employees at its Martha mine who were working under collective bargaining agreement. The agreement covering the Cerro Bayo mine expires on December 21, 2010 and a collective bargaining agreement covering the Martha mine expires on October 31, 2010. In connection with the sale of Cerro Bayo which is expected to close on August 9, 2010, our obligations under the agreement at Cerro Bayo will terminate. Additionally, the Company had 175 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum
number (or
approximate
dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	paid per share	announced plans	under the plans
Period	purchased (1)	(or unit)	or programs	or programs
4/1/10 - 4/30/10	895	$17.44	—	$—
5/1/10 - 5/31/10	—	—	—	—
6/1/10 - 6/30/10	—	—	—	—

Total	895	$17.44	—	$—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

				Maximum
				number (or
				approximate
				dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	paid per share	announced plans	under the plans
Period	purchased	(or unit)	or programs	or programs
4/1/10 - 4/30/10(2)	1,978,000	$15.27	—	$—
5/1/10 - 5/31/10(2)	904,767	$15.72	—	—
6/1/10 - 6/30/10(2)	348,410	$15.66	—	—
6/1/10 - 6/30/10(3)	4,455	$10.00	—	—

Total	3,235,632	$15.43	—	$—

(2)
Pursuant to privately negotiated agreements, the Company agreed to exchange $0 million and $44.4 million aggregate principal amount of its 1.25% Convertible Notes due 2024 and 3.25% due 2028, respectively, for shares of the Company’s common stock.

(3)	Exercise of Employee Options
Item 5. Mine Safety Disclosures
     In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following mine safety information is provided pursuant to such legislation.
     Two of our mines, the Kensington Mine and the Rochester Mine, are subject to the Federal Mine Safety and Health Act of 1977, which we refer to as the FMSHA. The FMSHA is administered by the Mine Safety and Health Administration, which we refer to as the MSHA. The MSHA proposed the assessments during the second quarter of 2010 of $200 against the Kensington Mine and $200 against the Rochester Mine. Neither the Kensingon Mine nor the Rochester Mine experienced mining-related fatalities during the second quarter of 2010 or received written notice from the MSHA pursuant to Section 104(e) of the FMSHA of a pattern of violations of mandatory health or safety standards that are of such nature as could significantly and substantially contributed to the cause and effect of health or safety hazards or the potential for such a pattern. We have no legal actions pending before the Federal Mine Safety and Health Review Commission involving the Kensington Mine or the Rochester Mine.
     During the second quarter of 2010, with respect to the Kensington Mine, MSHA issued no citations pursuant to Section 104 of the FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard, issued no orders pursuant to Section 104(d) of the FMSHA for unwarrantable failures to comply with mandatory health or safety standards, did not deem any violations as flagrant pursuant to Section 110(b)(2) of the FMSHA and issued no imminent danger orders under Section 107(a) of the FMSHA.
     During the second quarter of 2010, with respect to the Rochester Mine, MSHA issued one citation pursuant to Section 104 of the FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard, issued no orders pursuant to Section 104(b) of the FMSHA, issued no citation or orders pursuant to Section 104(d) of the FMSHA for unwarrantable failures to comply with mandatory health or safety standards, did not deem any violations as flagrant pursuant to Section 110(b)(2) of the MSHA and issued no imminent danger orders under Section 107(a) of the FMSHA.

Item 6. Exhibits

Exhibits
3.1
Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009. (Incorporated herein by reference to Exhibit 3.1 o the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

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

10.1
Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on May 14, 2010).

10.2
Two-Way Metals Lease Agreement, dated December 12, 2008, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.3
Second Amended and Restated Collateral agreement, dated as of August 7, 2009, among the Registrant, CDE Australia Pty Ltd and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.4
Amendment No. 4 to Second Amended and Restated Collateral Agreement, dated as of July 16, 2010, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated August 9, 2010	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated August 9, 2010	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer