Form 10-Q/A
period 2010-06-30
COEUR D ALENE MINES CORP
filed 2010-08-10
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

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

Item 6. Exhibits
SIGNATURES
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010 (the “Original Filing”). The Form 10-Q/A is being filed to correct certain information included in the Original Filing with respect to the silver and gold production at our Palmarejo mine.
On page 44 of the Original Filing, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the sixth sentence of the second paragraph under “North American Operations” is revised to state the following: “During the month of July, Palmarejo produced 456,482 ounces of silver and 9,754 ounces of gold, representing monthly increases of 50.3% and 58.3%, respectively.” No other Items or information is amended hereby.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that filing. Other events occurring after the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.
Item 6. Exhibits
31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

101.1	XBRL Instance Document.*

101.2	XBRL Schema Document.*

101.3	XBRL Calculation Linkbase Document.*

101.4	XBRL Labels Linkbase Document.*

101.5	XBRL Presentation Linkbase Document.*

101.6	XBRL Definition Linkbase Document.*

*	Previously filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)

Dated August 10, 2010	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and
Chief Financial Officer
(Authorized signatory and principal financial officer)

Exhibit Index
31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)